Form 10-Q
period 1996-03-31
CENTURY ALUMINUM CO
filed 1996-05-08
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996.

                         Commission file number 0-27918

                            Century Aluminum Company
             (Exact name of Registrant as specified in its Charter)

            DELAWARE                                     13-3070826
    (State of Incorporation)                   (IRS Employer Identification No.)

         ROUTE 2 SOUTH
 RAVENSWOOD, WEST VIRGINIA                                     26164
(Address of principal executive offices)                     (Zip code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (304) 273-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No   X
                                       ---    -----

The registrant had 20,000,000 shares of common stock outstanding at April 30, 1996.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1996

                         Part I - Financial Information

Item 1 - Financial Statements                                                               Page Number
         Condensed Consolidated Balance Sheets as of March 31, 1996
         and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . .              1

         Condensed Consolidated Statements of Income for the three
         months ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . .              2

         Condensed Consolidated Statement of Shareholders' Equity
         for the three months ended March 31, 1996. . . . . . . . . . . . . . . . .              3

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . . . . .              4

         Notes to the Condensed Consolidated Financial Statements. . . . . . . . .             5-12

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . .           13-17



                           Part II - Other Information

Item 6 -Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .            18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            20

         Exhibit 11.1 - Calculation of Earnings per Common Share. . . . . . . . . .            21

Part I.  Financial Information

Item 1.  Financial Statements


                            CENTURY ALUMINUM COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              March 31,     December 31,
                                                                                1996            1995
                                                                            -----------     ------------
                                     ASSETS
CURRENT ASSETS:
     Cash ...............................................................   $  10,291         $ 42,910
     Restricted cash equivalents ........................................       5,801            6,585
     Accounts receivable, trade - net ...................................     106,322           58,595
     Due from affiliates ................................................      14,404           16,188
     Inventories ........................................................     160,680          159,856
     Prepaid and other assets ...........................................         112            1,290
                                                                            ---------         --------
          Total current assets ..........................................     297,610          285,424
PROPERTY, PLANT AND EQUIPMENT - NET .....................................     171,008          173,046
OTHER ASSETS ............................................................       8,420            7,379
NET ASSETS OF DISCONTINUED OPERATIONS ...................................        -              72,271
                                                                            ---------         --------
          TOTAL .........................................................   $ 477,038         $538,120
                                                                            =========         ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable, trade .............................................   $  41,817         $ 37,687
     Due to affiliates ..................................................       9,513           14,721
     Accrued and other current liabilities ..............................      33,373           31,193
     Accrued employee benefits costs - current portion ..................      57,816           50,499
                                                                            ---------         --------
          Total current liabilities .....................................     142,519          134,100
                                                                            ---------         --------
ACCRUED PENSION BENEFITS COSTS - Less current portion ...................      37,245           45,560
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ............     108,149          106,002
OTHER LIABILITIES .......................................................      26,971           26,949
                                                                            ---------         --------
          Total noncurrent liabilities ..................................     172,365          178,511
                                                                            ---------         --------

CONTINGENCIES AND COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized;
       20,000,000 and 23,120,000 shares outstanding at March 31, 1996
       and December 31, 1995, respectively ..............................         200              231
     Additional paid-in capital .........................................     161,954          232,257
     Accumulated deficit ................................................         -             (6,979)
                                                                            ---------         --------
          Total shareholders' equity ....................................     162,154          225,509
                                                                            ---------         --------
          TOTAL .........................................................   $ 477,038         $538,120
                                                                            =========         ========


           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                     Three months ended
                                          March 31,
                                     -------------------
                                     1996           1995
                                   --------      ---------
NET SALES:
     Third-party customers .....   $145,419      $ 162,108
     Related parties ...........     35,985         30,618
                                   --------      ---------
                                    181,404        192,726

COST OF GOODS SOLD .............    163,983        155,972
                                   --------      ---------
GROSS PROFIT ...................     17,421         36,754

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES ...      3,129          2,947
                                   --------      ---------
OPERATING INCOME ...............     14,292         33,807

INTEREST INCOME (EXPENSE) - Net          87         (2,302)

NET GAIN ON FORWARD
     CONTRACTS .................        -            7,775
                                   --------      ---------
INCOME FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES .......     14,379         39,280

INCOME TAX EXPENSE .............      5,464         15,590
                                   --------      ---------
INCOME FROM
     CONTINUING OPERATIONS .....      8,915         23,690

INCOME FROM
     DISCONTINUED OPERATIONS -
     Net of income taxes .......        264            340
                                   --------      ---------
NET INCOME .....................   $  9,179      $  24,030
                                   ========      =========
EARNINGS PER COMMON SHARE:
     Income from continuing
       operations ..............   $   0.39      $    1.02
     Income from discontinued
       operations ..............       0.01           0.02
                                   --------      ---------
     Net income ................   $   0.40      $    1.04
                                   ========      =========
WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING ........     23,120         23,120
                                   ========      =========


           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Additional                      Total
                                     Common         Paid-in      Accumulated     Shareholders'
                                      Stock         Capital        Deficit         Equity
                                     -------       ----------    -----------     -------------
BALANCE, DECEMBER 31, 1995           $   231       $ 232,257       ($6,979)      $ 225,509
     Net Income (Unaudited)                                          9,179           9,179
     Special distribution of
        discontinued operations          (31)        (70,303)       (2,200)        (72,534)
                                     -------       ---------       -------       ---------
BALANCE, MARCH 31, 1996              $   200       $ 161,954       $     0       $ 162,154
                                     =======       =========       =======       =========


           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                          Three months ended
                                                                                               March 31,
                                                                                      ---------------------------
                                                                                         1996             1995
                                                                                      ----------       ----------
CASH FLOWS FROM (USED IN) OPERATIONS:
     Net income ...................................................................   $  9,179         $ 24,030
     Adjustments to reconcile net income to net cash from (used in)
        operating activities:
        Depreciation and amortization .............................................      4,602            4,355
        Deferred income taxes .....................................................     (2,308)          11,088
        Pension and other postretirement benefits .................................      1,097            1,065
        Workers' compensation .....................................................        500              124
        Gain on sale of facilities and equipment ..................................       (105)             --
        Non-cash portion of net gain on forward contracts .........................        --              (689)
        Income from discontinued operations .......................................       (264)            (340)
        Change in working capital items:
             Accounts receivable, trade - net .....................................      2,273          (19,277)
             Due from affiliates ..................................................      1,784            3,013
             Inventories ..........................................................       (824)          (4,971)
             Prepaids and other assets ............................................      1,178              171
             Accounts payable, trade ..............................................      4,130            8,137
             Due to affiliates ....................................................     (5,208)         (15,762)
             Accrued and other current liabilities ................................      2,180           (5,205)
        Other - net ...............................................................        744               98
                                                                                      --------         --------
     Net cash from (used in) operating activities .................................     18,958            5,837
                                                                                      --------         --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Purchase of receivables ......................................................    (50,000)            --
     Purchase of property, plant and equipment ....................................     (2,564)          (1,637)
     Disposal of fixed assets .....................................................        203             --
     Restricted cash deposits .....................................................        784             --
     Investment in discontinued operations ........................................       --             (6,117)
                                                                                      --------         --------
     Net cash from (used in) investing activities .................................    (51,577)          (7,754)
                                                                                      --------         --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES ....................................       --               --

NET DECREASE IN CASH ..............................................................    (32,619)          (1,917)

CASH, BEGINNING OF PERIOD .........................................................     42,910            1,955
                                                                                      --------         --------
CASH, END OF PERIOD ...............................................................   $ 10,291         $     38
                                                                                      ========         ========


           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1996 AND 1995
                (Dollars in Thousands Except as Otherwise Noted)
                                   (Unaudited)

1.  GENERAL

Century Aluminum Company (the "Company") is a holding company which owns Ravenswood Aluminum Corporation ("Ravenswood"). Ravenswood owns and operates a primary reduction facility and rolling mill in Ravenswood, West Virginia. Ravenswood also owns Berkeley Aluminum, Inc. ("Berkeley") which holds a 26.7% interest in a partnership which operates a primary reduction facility in Mt. Holly, South Carolina.

In April 1996 the Company completed its initial public offering. Glencore AG and Vialco Holdings Ltd., the selling shareholders, which are wholly owned subsidiaries of Glencore International AG (together with its subsidiaries, the "Glencore Group"), have retained 7,925,000 common shares, or 39.6% of the common shares outstanding. The Company and the Glencore Group will continue to enter into various transactions related to the purchases and sales of primary and scrap aluminum and metals risk management.

The accompanying unaudited interim condensed consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. In management's opinion, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  ACCOUNTS RECEIVABLE

On January 30, 1996, Ravenswood purchased $50,000 of accounts receivable from Monte Rosa Capital Corporation and canceled the related Receivables Purchase Agreement.

3.  INVENTORIES

Inventories consist of the following:         March 31,       December 31,
                                                1996             1995
                                            ------------     -------------
Raw materials ............................   $ 49,604         $ 49,087
Work-in-process ..........................     61,239           61,005
Finished goods ...........................     30,549           32,232
Operating and other supplies .............     19,288           17,532
                                             --------         --------
                                             $160,680         $159,856
                                             ========         ========

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

At March 31, 1996 and December 31, 1995 approximately 88% and 89%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $21,568 and $16,365 at March 31, 1996 and December 31, 1995, respectively.

4.  DEBT

On January 30, 1996 Ravenswood and Berkeley entered into a Bank Revolving Credit Facility with BankAmerica Business Credit, Inc. ("BankAmerica"). The Bank Revolving Credit Facility provides for a three-year $150,000 revolving credit facility which consists of revolving loans and letters of credit up to $150,000 in the aggregate. This facility replaced the $40,000 Revolving Credit Facility-Affiliate, the $35,000 Term Loan Agreement and the $50,000 Receivables Purchase Agreement. The three replaced facilities were terminated on January 30, 1996.

5.  DISCONTINUED OPERATIONS

On March 31, 1996 the Company distributed certain holdings of the Company in the form of a pro rata redemption of shares. The distribution consisted of businesses unrelated to the continuing aluminum operations of the Company. The Company redeemed and retired 3,120,000 shares of stock and distributed assets with a net book value of $72,534. The excess of cost over par value of the redeemed shares was charged to accumulated deficit and additional paid-in capital.

6.  CONTINGENCIES AND COMMITMENTS

ENVIRONMENTAL CONTINGENCIES

The Company's operations are subject to various environmental laws and regulations, including the Clean Air Act, as amended. Because environmental laws and regulations are quite stringent and are generally becoming more stringent, the Company has expended, and will expect to expend in the future, substantial amounts for compliance with environmental laws and regulations.

Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Ravenswood will be required to perform interim measure activities at a former oil pond area and in connection with cyanide contamination in the groundwater, a RCRA facility investigation ("RFI") and a corrective- measures study ("CMS") which will evaluate and develop corrective action alternatives for any areas that have contamination exceeding certain levels. The Environmental Protection Agency ("EPA") has approved work plans for a general facility investigation and interim measure activities in connection with the former oil pond area, and the Company is currently

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

implementing the required interim measures pursuant to such work plans. In addition, the EPA has approved the RFI work plans conditioned on the performance by the Company of some additional sampling and analysis which was not contained in the initial work plans proposed by the Company. The Company began sampling and analysis pursuant to the RFI work plans in December 1995. However, since the Company has only begun the initial sampling and analysis in connection with the RFI, it is unable to determine the type and extent of clean-up measures, if any, that may be required. The Company does not anticipate that the RFI will be completed before mid to late 1996. Once the RFI and CMS activities are complete, the EPA will assess the need for any clean-up and if any clean-up is required, a subsequent order will be issued. It is likely that cleanup activities will be required in at least some areas of the facility. The Company is currently aware of some environmental contamination at the Ravenswood facility, including cyanide, fluoride and lead in certain areas. The Company believes that a significant portion of this contamination is attributable to a prior owner as discussed below.

Pursuant to an order issued by the West Virginia Department of Environmental Protection ("DEP"), Ravenswood will be required to investigate and install treatment technology to replace the current wastewater spray field by September 1, 1997. In addition, Ravenswood and the DEP entered into an order relating to various alleged violations of hazardous waste regulations, including disposing of certain hazardous wastes in the on-site solid waste landfill. The Company will be investigating any contamination that may exist in the spray field and the landfill as part of the RFI. Previous sampling has shown that certain contaminants, particularly lead, were detected in the groundwater underlying the spray field. Should the investigation reveal that significant hazardous waste contamination is present in the landfill, the DEP and the EPA could insist that the landfill be closed as a RCRA hazardous waste disposal unit, which would significantly increase the cost of closing the landfill.

Prior to the Company's acquisition of the Ravenswood facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the issues that the Company is required to address under the 3008(h) order arose during Kaiser's ownership and operation. The Company believes that Kaiser will be responsible for a significant portion of the costs of the RFI and required cleanup under the acquisition agreements. Kaiser also has retained ownership and responsibility for certain areas under these agreements. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the acquisition agreements.

The Company is also aware of some contamination, including gasoline and diesel fuel, in the soil and groundwater at the previously owned Virgin Islands Alumina Corporation ("Vialco") facility. The Company believes that a substantial amount of the contamination has resulted from

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

an adjacent facility. The adjacent facility is currently investigating some of the contamination and has installed monitoring wells at the Vialco facility. There can be no assurances that the Company will not be required to conduct any remediation activity with respect to such contamination. Pursuant to the contract for sale of the Vialco facility to St. Croix Alumina, L.L.C. ("St. Croix Alumina") a subsidiary of Alcoa Alumina and Chemicals L.L.C., the Company has retained liability for environmental conditions existing at the time of sale only to the extent such conditions require remedial action, or give rise to claims, under laws in effect at the time of sale. The Company will not have liability if remediation is required or claims are made due to changes in law after the time of sale. The Company has agreed to indemnify St. Croix Alumina against claims arising from environmental conditions for which the Company has retained liability. The indemnity is capped at $18,000 and any claims under the indemnity must be brought by July 24, 2001. Management of the Company does not believe that the ultimate amount of the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,890 and $2,294 at March 31, 1996 and December 31, 1995, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

Because of the issues and uncertainties concerning the extent of required cleanup, the complexity of applicable government laws and regulations and their interpretation, the varying costs and effectiveness of alternative cleanup technologies and methods, and the uncertain level of recoveries from insurance, the Kaiser indemnity or other types of recovery, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. However, management, based upon all available information and after consultation with counsel, does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

LEGAL CONTINGENCIES

On February 14, 1995, a suit was brought in the Territorial Court in St. Croix, U.S. Virgin Islands against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd. by three plaintiffs, purportedly on behalf of a class consisting of more than 800 persons. As of the present date, the proposed class has not been certified and the monetary award sought by the plaintiff has not been specified. The proposed class is comprised of residents of Harvey Project, Bethlehem Village, and Estate Profit (residential areas in the vicinity of the Vialco facility) who claim personal injury, property damage and nuisance from pollutants, toxins, dusts, and

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

deleterious fumes, mists, vapors, particulates and/or gases allegedly discharged into the atmosphere since Vialco restarted operations at the Vialco facility in 1989. Plaintiffs also seek a monetary award in an unspecified amount which would create a fund to cover the cost of permanent medical monitoring for members of the proposed plaintiff class. Vialco has filed an answer to the suit denying liability and intends to defend the matter vigorously. The lawsuit is in a preliminary stage and no discovery has been conducted. While there is an element of uncertainty associated with this lawsuit and while it is impossible to predict the ultimate disposition of this litigation, the Company does not believe that the outcome will have a material adverse effect on the Company's financial condition or liquidity, although it is possible that an adverse outcome could materially affect the Company's results of operations in a given period. Vialco has filed a third-party claim against an adjacent facility for contribution.

Ravenswood is a named defendant (along with other companies) in approximately 1,550 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. All of the plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Ravenswood facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. The vast majority of cases which have named Ravenswood as a defendant have been resolved through settlement. In Ravenswood's case, if the plaintiffs' work was performed during the period when Kaiser owned the Ravenswood facility, Kaiser has retained responsibility. In a typical case or consolidated group of cases, Ravenswood is served and turns the complaint over to Kaiser with a demand for defense and indemnity. Kaiser assumes the defense and liability, subject to a reservation of rights against Ravenswood in the event that any plaintiff is shown to have worked at the Ravenswood facility after the time Ravenswood purchased the facility from Kaiser. To date, Ravenswood has not been required to make a payment in connection with the settlement or judicial resolution of any of the asbestos cases, and the Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Ravenswood facility after Ravenswood purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed during this period of time. Therefore, while the precise impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

In August 1994, Ravenswood received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful agreement to restrict the production of primary aluminum. In March 1995, Ravenswood received a second CID from the Antitrust Division in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful agreement to fix the

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

price of aluminum can stock. The CIDs demanded that Ravenswood submit certain documents and information to the Antitrust Division. Ravenswood has complied with both CIDs and has not received any further requests from the Antitrust Division.

The Company has pending against it or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

COMMITMENTS

Ravenswood has a power supply agreement with a public utility expiring in 1998, which includes specified daily minimum usage commitments. Billings are computed by using a formula based principally upon the utility's operating costs. Such billings are decreased if the London Metals Exchange ("LME") aluminum price is less than certain specified levels, and increased, limited to the extent of cumulative net decreases, if the LME aluminum price is greater than certain specified levels. Accruals for such increases are recognized when it becomes probable that they will be paid. No accruals were required as of March 31, 1996 and December 31, 1995.

Ravenswood has entered into a memorandum of understanding with the same public utility covering the period from January 1, 1996 through July 31, 2003. Under this memorandum of understanding, Ravenswood would generally pay a fixed price for electricity used; however, for the period from January 1, 1996 through July 31, 1998, if the LME aluminum prices were to exceed certain specified levels, the price for electricity used would increase, limited to the extent of cumulative net price decreases under the existing contract.

On January 23, 1996 the Company and the Pension Benefit Guaranty Corporation entered into an agreement (the "PBGC Agreement") which provided that the Company make a cash contribution of $12,500 to its pension plan for hourly employees upon consummation of its initial public offering. The Company made the contribution in April 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1996, 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $7,500, $6,000, $7,000 and $7,000, respectively, above the minimum required contributions under Section 412 of the Code for such years.

During 1992, Ravenswood established a progress sharing plan for eligible union employees. Accrued and other current liabilities as of March 31, 1996 and December 31, 1995 include an accrual for the 1996 and 1995 progress sharing pool.

The Company has agreed to provide a $27,500 letter of credit to ensure its performance under

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

the Owners Agreement governing the Mt. Holly facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

7. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

Beginning in mid-1994 the Company entered into forward purchase contracts with a related party for primary aluminum to hedge specific sheet and plate sales and deferred $3,742 of unrealized gains at December 31, 1994; such gains were recognized in the first quarter of 1995 when the product sales occurred. The Company had fixed price commitments to sell 278.6 million pounds and 248.6 million pounds of primary and scrap aluminum and aluminum sheet and plate products at March 31, 1996 and March 31, 1995, respectively. Forward purchase contracts for approximately 26.5 million pounds and 96.2 million pounds of primary aluminum at March 31, 1996 and March 31, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes a net credit relating to the unrealized gains on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains from the cash settlement of certain other forward contracts, and unrealized losses on purchase and sales commitments; net credits so included were $546 and $6,406 for the periods ended March 31, 1996 and March 31, 1995, respectively.

During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with a related party to cover a portion of its 1995 sheet and plate product sales. During the quarter ended March 31, 1995, the Company entered into forward sales contracts with a related party which had the effect of offsetting the metal it was obligated to acquire under the forward purchase contract. For the quarter ended March 31, 1995 the Company recognized a net gain of $7,775 relating to these forward purchase and sales contracts. During the first quarter of 1996, the Company had no similar transactions and therefore, had no gains or losses from these activities.

The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

                            CENTURY ALUMINUM COMPANY

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            Three Months Ended
Cash paid for:                                                   March 31,
                                                        ---------------------------
     Interest:                                            1996              1995
                                                        ---------         ---------
     Affiliates ..........................               $    0            $  172

     Other ...............................                   93             2,171

Income taxes .............................                2,515                 0


Non-Cash Investing Activities

On March 31, 1996 the Company made a non-cash special distribution as described in Note 5. The Company redeemed and retired 3,120,000 shares of stock and distributed assets with a book value of $72,534.

Non-Cash Financing Activities

During the three months ended March 31, 1995, the principal amount outstanding under the Revolving Credit Facility - Affiliate of $40,000 was converted into additional paid-in capital.

9.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for financial statements for fiscal years beginning after December 15, 1995. This standard, among other things, requires entities to review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Adoption of this standard on January 1, 1996 has no impact on the Company's financial condition, results of operations or cash flows.

SFAS No. 123, "Accounting for Stock-Based Compensation," is effective for financial statements for fiscal years beginning after December 15, 1995. This standard, among other things, defines a fair value based method of accounting for employee stock option and similar plans and requires certain disclosures. Effective with the consummation of the initial public offering of its common stock, the Company adopted certain stock incentive and option plans. Management has determined the Company will not adopt the measurement provisions of SFAS No. 123.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is an integrated manufacturer of primary aluminum and a broad range of value-added and specialized flat-rolled sheet and plate aluminum products. The aluminum industry is highly cyclical and the market price of aluminum (which trades as a commodity) has been volatile from time to time. In turn, prices of flat-rolled sheet and plate aluminum products have reflected this volatility as well as fluctuations attributable to general and industry-specific economic conditions. However, there is less price volatility in the higher value-added products such as plate. The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, aluminum scrap, coal tar, pitch, petroleum coke, aluminum fluoride and electricity.

During the first quarter of 1996, the aluminum market remained flat. Moderating consumption growth in the United States and the continued pull back by commodity fund investors from the metals market contributed to the decline in the price of aluminum and aluminum products. The cash price for aluminum on the LME averaged $1,598 and $1,927 per tonne during the quarters ended March 31, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 1996 and 1995, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of income.

                                                          Percentage of Net Sales

                                                               1996     1995
                                                              ------   ------
Net sales .................................................   100.0%   100.0%
Cost of goods sold ........................................    90.4%    80.9%
                                                              -----    -----
    Gross profit ..........................................     9.6%    19.1%
Selling, general and administrative expenses ..............     1.7%     1.5%
                                                              -----    -----
     Operating income .....................................     7.9%    17.6%
Interest expense ..........................................     0.0%     1.2%
Net gain on forward contracts .............................     0.0%     4.0%
                                                              -----    -----
Income from continuing operations
before income taxes .......................................     7.9%    20.4%
Income tax expense ........................................     3.0%     8.1%
                                                              -----    -----
Income from continuing operations .........................     4.9%    12.3%
                                                              =====    =====

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

              Flat-Rolled Sheet and Plate Products           Primary Aluminum
                  Direct (1)          Toll               Direct (1)(2)    Toll(2)
                  ----------          ----               -------------    -------
1st Quarter    Pounds   $/Pound  Pounds   $/Pound   Pounds   $/Pound   Pounds  $/Pound
              -------   -------  ------   -------   ------   -------  -------  -------
   1995       119,961   $ 1.265  27,284   $ 0.313   14,434   $ 0.842   26,033  $ 0.687
   1996       115,707   $ 1.171  20,936   $ 0.320   46,774   $ 0.785      N/A      N/A

         (1) Does not include forward sales contracts without physical delivery.

         (2) During 1995, all of Berkeley's sales were tolled; during the first quarter of 1996, all of Berkeley's sales were direct.

Net Sales. Net sales decreased $11.3 million, or 5.9%, in the first quarter of 1996 to $181.4 million from $192.7 million in the first quarter of 1995. Of the $11.3 million sales decline, $7.4 million is attributable to lower sheet and plate shipments, while increased sales of primary aluminum from the Ravenswood and Berkeley facilities resulted in increased revenues of $5.5 million. Lower realized prices for the direct sheet and plate shipments decreased sales by $10.9 million, while higher realized prices for tolled sheet and plate increased sales by $0.2 million. Lower realized prices for primary aluminum shipped from Ravenswood decreased sales by $1.9 million. All of the primary aluminum shipped by Berkeley during the first quarter of 1995 was processed through a tolling arrangement. For the quarter ended March 31, 1996, all of the shipments were direct sales. As a result, revenue increased $3.2 million for the first quarter of 1996.

Shipments of primary aluminum products increased 15.6% to 46.8 million pounds from 40.5 million pounds shipped during the first quarter of 1995. Shipments of sheet and plate products decreased 7.2% to 136.6 million pounds from 147.2 million pounds shipped during the first quarter of 1995.

Gross Profit. Gross profit decreased $19.4 million in the first quarter of 1996 to $17.4 million from $36.8 million in the first quarter of 1995. This decrease was primarily the result of lower prices for primary aluminum.

Net Income. Net income decreased $14.8 million in the first quarter of 1996 to $9.2 million from $24.0 million in the first quarter of 1995. The decrease was due primarily to the lower gross profit described above. Also, during the first quarter of 1995, the Company recognized an after-tax gain of $4.7 million on forward contracts which did not satisfy the technical requirements for hedge accounting and were marked-to-market. During the first quarter of 1996 the Company had no similar transactions.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1996 and 1995 was $155.1 million and $151.3 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, and to a lesser extent, debt service.

The Company's statements of cash flows for the periods indicated are summarized below (dollars in thousands):

                                                               Three Months Ended
                                                                   March 31,
                                                        --------------------------------
                                                            1996               1995
                                                        -------------      -------------
Net cash from (used in) operating activities . . . .      $ 18,958            $ 5,837
Net cash from (used in) investing activities . . . .       (51,577)            (7,754)
Net cash from (used in) financing activities . . . .             0                  0
                                                          --------            -------
Decrease in cash                                         ($ 32,619)          ($ 1,917)
                                                          ========            =======


Net cash from operating activities was $19.0 million during the first quarter of 1996 compared with $5.8 million during the first quarter of 1995. The difference was primarily due to a decrease in net income in the first quarter of 1996 offset by cash used in the first quarter of 1995 to fund the increased levels of accounts receivable and inventories required to support the Company's growth in net sales.

Capital expenditures were $2.6 million and $1.6 million for the three months ended March 31, 1996 and 1995, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. The cash invested in unrelated businesses presented as discontinued operations amounted to $0 and $6.1 million for the three months ended March 31, 1996 and 1995, respectively. In addition, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities as discussed below.

On January 30, 1996, Ravenswood, Berkeley and BankAmerica entered into an agreement pursuant to which BankAmerica is providing Ravenswood and Berkeley a three-year, $150 million Bank Revolving Credit Facility. The interest rate is, at the Company's election, (i) the BankAmerica base rate plus .5% or (ii) the one-, two-, three- or six-month LIBOR plus 1.75%. The interest margins of .5% and 1.75% will increase for the term of the facility to .75% and 2.00%, respectively, if the availability under the Bank Revolving Credit Facility is less than $75 million at any time during 1996. Borrowings under the Bank Revolving Credit Facility are collateralized by all of Ravenswood's and Berkeley's inventory and receivables and are guaranteed by the Company. The Bank Revolving Credit Facility is subject to early termination for various covenant defaults. Based on its current financial condition and internal forecasts through the end of 1996, the Company believes that it will remain in compliance with all covenants.

Pursuant to the PBGC Agreement the Company made a cash contribution of $12.5 million to its pension plans for hourly employees in April 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1996, 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $7.5 million, $6.0 million, $7.0 million and $7.0 million, respectively, above the minimum required contributions under Section 412 of the Code for such years.

The Company believes that cash flow from operations and funds available under the Bank Revolving Credit Facility will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements in the near term and for the foreseeable future.

METALS RISK MANAGEMENT

The Company produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. With respect to its primary aluminum products, the Company attempts to assure itself a fixed margin over its primary aluminum production costs through the use of forward sales contracts. With respect to its aluminum sheet and plate sales, the Company attempts to assure itself a fixed margin over its aluminum raw material costs through the use of forward purchase contracts.

The Company had fixed-price commitments to sell 278.6 million pounds and 248.6 million pounds of primary and scrap aluminum and aluminum sheet and plate products at March 31, 1996 and March 31, 1995, respectively. Forward purchase contracts for approximately 26.5 million pounds and 96.2 million pounds of primary aluminum at March 31, 1996 and March 31, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded it fixed-price sales commitments at such dates. Cost of goods sold includes a net credit relating to the unrealized gains on these contacts that did not satisfy the technical requirements for hedge accounting, realized gains from the cash settlement of certain other forward contracts, and unrealized losses on purchase and sales commitments; net credits so included were $546 and $6,406 for the periods ended March 31, 1996 and March 31, 1995, respectively.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,890 and $2,294 at March 31, 1996 and December 31, 1995, respectively. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or liquidity, although it is possible that an adverse outcome in the Vialco lawsuit could materially affect the results of operations in any given period.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit 11.1 - Statement Re: Calculation of Earnings per Common Share

         (b) Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Century Aluminum Company

Date: May 8, 1996                       By: /s/ Craig A. Davis
      -----------                           --------------------------------
                                            Craig A. Davis
                                            Chairman/Chief Executive Officer



Date: May 8, 1996                       By: /s/ David W. Beckley
      -----------                           --------------------------------
                                            David W. Beckley
                                            Executive Vice-President/Chief
                                            Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                                               Page
Number                            Description                                        Number
11.1          Calculation of Earnings per Common Share. . . . . . . . . . . .          21
27            Financial Data Schedule