Form 10-Q
period 1996-06-30
CENTURY ALUMINUM CO
filed 1996-08-12
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996.

                         Commission file number 0-27918




                            Century Aluminum Company
             (Exact name of Registrant as specified in its Charter)



               DELAWARE                              13-3070826
       (State of Incorporation)           (IRS Employer Identification No.)


         1200 PIEDMONT AVENUE
             PO BOX 51130
      PACIFIC GROVE, CALIFORNIA                        93950
(Address of principal executive offices)             (Zip code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 657-1280



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---       ---


The registrant had 20,000,000 shares of common stock outstanding at July 31, 1996.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1996



                                      Part I - Financial Information

Item 1 - Financial Statements                                                                           Page Number
                                                                                                        -----------
         Condensed Consolidated Balance Sheets as of June 30, 1996
         and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                1

         Condensed Consolidated Statements of Income for the three months
         and six months ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .                2

         Condensed Consolidated Statement of Shareholders' Equity
         for the six months ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . . . .                3

         Condensed Consolidated Statements of Cash Flows for the six
         months ended June 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . . .                4

         Notes to the Condensed Consolidated Financial Statements . . . . . . . . . . . . . .             5-12

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            13-17



                                        Part II - Other Information

Item 6 -Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . .               18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               19

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               20

         Exhibit 11.1 - Calculation of Earnings per Common Share and Common
         Share Equivalent . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CENTURY ALUMINUM COMPANY
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 JUNE 30,    DECEMBER 31,
                                                                                                   1996         1995
                                                                                                 --------    -----------
                                       ASSETS
CURRENT ASSETS:
     Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $    146     $ 42,910
     Restricted cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,801        6,585
     Accounts receivable, trade - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    103,341       58,595
     Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,579       16,188
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    185,493      159,856
     Prepaid and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,047        1,290
                                                                                                 --------     --------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    306,407      285,424
PROPERTY, PLANT AND EQUIPMENT - NET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    170,465      173,046
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      8,290        7,379
NET ASSETS OF DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      ---         72,271
                                                                                                 --------     --------
          TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $485,162     $538,120
                                                                                                 ========     ========

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 47,387      $37,687
     Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9,111       14,721
     Accrued and other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .      26,432       31,193
     Accrued employee benefits costs - current portion. . . . . . . . . . . . . . . . . . . .      34,117       50,499
                                                                                                 --------     --------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     117,047      134,100
                                                                                                 --------     --------
REVOLVING TERM LOAN. . . . . . . .  . . . .  . . . . . . . . . . . . . . . . . . . . . . . . .     32,142        ---
ACCRUED PENSION BENEFITS COSTS - Less current portion. . . . . . . . . . . . . . . . . . . . .     34,580       45,560
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion . . . . . . . . . . . . . . . . .    110,281      106,002
OTHER LIABILITIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23,568       26,949
                                                                                                 --------     --------
          Total noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .     200,571      178,511
                                                                                                 --------     --------
CONTINGENCIES AND COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,000,000 and
          23,120,000 shares outstanding at June 30, 1996 and December 31, 1995, respectively).        200          231
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    161,954      232,257
     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5,390       (6,979)
                                                                                                 --------     --------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    167,544      225,509
                                                                                                 --------     --------
          TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $485,162     $538,120
                                                                                                 ========     ========



           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                 THREE MONTHS ENDED        SIX MONTHS ENDED
                                                      JUNE 30,                  JUNE 30,
                                              ----------------------     ---------------------
                                                  1996         1995          1996        1995
                                              ---------   ----------     ---------   ---------
NET SALES:
     Third-party customers  . . . . . . . .   $143,509     $165,400      $288,928    $327,508
     Related parties. . . . . . . . . . . .     22,531       28,050        58,516      58,668
                                              --------     --------      --------    --------
                                               166,040      193,450       347,444     386,176

COST OF GOODS SOLD . . . . . . . . . . . . .   151,199      165,548       315,182     321,520
                                              --------     --------      --------    --------

GROSS PROFIT . . . . . . . . . . . . . . . .    14,841       27,902        32,262      64,656

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES . . . . . . . .     4,198        3,794         7,327       6,741
                                              --------     --------      --------    --------

OPERATING INCOME  . . . . . . . . . . . . .     10,643       24,108        24,935      57,915

INTEREST INCOME (EXPENSE) - Net. . . . . . .      (307)      (2,274)         (220)     (4,576)

NET GAIN ON FORWARD CONTRACTS. . . . . . . .       ---        1,710           ---       9,485
                                              --------     --------      --------    --------

INCOME FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES . . . . . . . . . .    10,336       23,544        24,715      62,824

INCOME TAX EXPENSE. . . . . . . . . . . . .      3,946        9,309         9,410      24,899
                                              --------     --------      --------    --------

INCOME FROM
     CONTINUING OPERATIONS. . . . . . . . .      6,390       14,235        15,305      37,925

INCOME FROM
     DISCONTINUED OPERATIONS -
     Net of income taxes. . . . . . . . . .        ---        4,240           264       4,580
                                              --------     --------      --------    --------

NET INCOME. . . . . . . . . . . . . . . . .   $  6,390     $ 18,475      $ 15,569    $ 42,505
                                              ========     ========      ========    ========

EARNINGS PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT:
     Income from continuing operations . . .  $   0.32     $   0.62      $   0.71    $   1.64
     Income from discontinued operations. .       0.00         0.18          0.01        0.20
                                              --------     --------      --------    --------
     Net income . . . . . . . . . . . . . .      $0.32        $0.80         $0.72       $1.84
                                              ========     ========      ========    ========

WEIGHTED AVERAGE COMMON SHARES AND
     COMMON SHARE EQUIVALENTS. . . . . . . .    20,082       23,120        21,601      23,120

CASH DIVIDENDS PAID PER
      COMMON SHARE . . . . . . . . . . . . .  $   0.05     $   0.00      $   0.05    $   0.00
                                              ========     ========      ========    ========



           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
            CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                         ADDITIONAL    RETAINED        TOTAL
                                               COMMON     PAID-IN      EARNINGS     SHAREHOLDERS'
                                               STOCK      CAPITAL      (DEFICIT)       EQUITY
                                              --------   ----------    ----------   -------------
BALANCE, DECEMBER 31, 1995. . . . . .            $231     $232,257      ($6,979)      $225,509
     Net Income (Unaudited) . . . . . . . .                              15,569         15,569
     Dividends . . . . . . . . . . . . . . .                             (1,000)        (1,000)
     Special distribution of
        discontinued operations . . . . . .       (31)     (70,303)      (2,200)       (72,534)
                                                 ----     --------       ------       --------
BALANCE, JUNE 30, 1996. . . . . . . . . . .      $200     $161,954       $5,390       $167,544
                                                 ====     ========       ======       ========



           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        -----------------------
                                                                           1996         1995
                                                                        ----------   ----------
CASH FLOWS FROM (USED IN) OPERATIONS:
  Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $ 15,569     $ 42,505
  Adjustments to reconcile net income to net cash from (used in)
    operating activities:
      Depreciation and amortization. . . . . . . . . . . . . . . . . .      9,148        8,703
      Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .     (6,510)      11,826
      Pension and other postretirement benefits. . . . . . . . . . . .    (22,634)       2,324
      Income from discontinued operations. . . . . . . . . . . . . . .       (264)      (4,580)
      Change in working capital items:
            Accounts receivable, trade - net:
                   Sale of receivables . . . . . . . . . . . . . . . .         --       50,000
                   Other  . . . . . . . . . . . . . . . . . . . . . .       5,254      (27,126)
           Due from affiliates . . . . . . . . . . . . . . . . . . . .      6,617       (2,365)
           Inventories. . . . . . . . .  . . . . . . . . . . . . . . .    (25,637)      (8,294)
           Prepaids and other assets . . . . . . . . . . . . . . . . .       (757)        (173)
           Accounts payable, trade . . . . . . . . . . . . . . . . . .      9,700         (189)
           Due to affiliates . . . . . . . . . . . . . . . . . . . . .     (5,610)     (16,901)
           Accrued and other current liabilities  . . . . . . . . . .      (4,778)       2,857
      Other - net . . . . . . . . . . . . . . . . . . . . . . . . . .       1,431        3,011
                                                                         --------     --------

  Net cash from (used in) operating activities . .  . . . . . . . . .     (18,471)      61,598
                                                                         --------     --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchase of receivables . . . . . . . . . . . . . . . . . . . . . .     (50,000)
  Purchase of property, plant and equipment . . . . . . . . . . . . .      (6,422)      (4,587)
  Disposal of fixed assets. . . . . . . . . . . . . . . . . . . . . .         203
  Restricted cash deposits. . . . . . . . . . . . . . . . . . . . . .         784         (692)
  Investment in discontinued operations . . . . . . . . . . . . . . .          --       (5,713)
                                                                         --------     --------

  Net cash used in investing activities  . . . . . . . . . . . . . .      (55,435)     (10,992)
                                                                         --------     --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

  Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . .       61,614       42,000
  Repayment of borrowings. . . . . . . . . . . . . . . . . . . . . .      (29,472)     (90,000)
  Dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (1,000)
                                                                         --------     --------

  Net cash from (used in ) financing activities  . . . . . . . . . .       31,142      (48,000)
                                                                         --------     --------

NET (DECREASE) INCREASE IN CASH . . . . . . . . . . . . . . . . . . .     (42,764)       2,606

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . .      42,910        1,955
                                                                         --------     --------

CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . .    $    146     $  4,561
                                                                         ========     ========



           See notes to condensed consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS EXCEPT AS OTHERWISE NOTED)
                                  (UNAUDITED)
1.  GENERAL

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

In April 1996, the Company completed its initial public offering. Glencore AG and Vialco Holdings Ltd., the selling shareholders, which are wholly owned subsidiaries of Glencore International AG (together with its subsidiaries, the "Glencore Group"), have retained 7,925,000 common shares, or 39.6% of the common shares outstanding. The Company and the Glencore Group will continue to enter into various transactions related to the purchases and sales of primary and scrap aluminum and metals risk management.

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

3.  INVENTORIES

    Inventories consist of the following:

                                                                    June 30,              December 31,
                                                                     1996                     1995
                                                                   --------                 --------
           Raw materials                                           $ 81,014                 $ 49,087
           Work-in-process                                           53,754                   61,005
           Finished goods                                            29,959                   32,232
           Operating and other supplies                              20,766                   17,532
                                                                   --------                 --------
                                                                   $185,493                 $159,856
                                                                   ========                 ========

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


At June 30, 1996 and December 31, 1995, approximately 89% and 89%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $25,684 and $16,365 at June 30, 1996 and December 31, 1995, respectively.

4.  REVOLVING TERM LOAN

On January 30, 1996, Ravenswood and Berkeley entered into a Bank Revolving Credit Facility with BankAmerica Business Credit, Inc. ("BankAmerica"). The Bank Revolving Credit Facility provides for a three-year $150,000 revolving credit facility which consists of revolving loans and letters of credit up to $150,000 in the aggregate. This facility replaced the $40,000 Revolving Credit Facility-Affiliate, the $35,000 Term Loan Agreement and the $50,000 Receivables Purchase Agreement. The three replaced facilities were terminated on January 30, 1996.

5.  DISCONTINUED OPERATIONS

In March, 1996, the Company distributed certain holdings of the Company in the form of a pro rata redemption of shares. The distribution consisted of businesses unrelated to the continuing aluminum operations of the Company. The Company redeemed and retired 3,120,000 shares of stock and distributed net assets with a book value of $72,534. The excess of cost over par value of the redeemed shares was charged to accumulated deficit and additional paid-in capital.

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

Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Ravenswood is required to perform interim measure activities at a former oil pond area and in connection with cyanide contamination in the groundwater, a RCRA facility investigation ("RFI") and a corrective-measures study ("CMS") which will evaluate and develop corrective action alternatives for any areas that have contamination exceeding certain levels. The Environmental Protection Agency ("EPA") has approved work plans for a general facility investigation and interim measure activities in connection with the former oil pond area, and the Company is currently

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

implementing the required interim measures pursuant to such work plans. In addition, the EPA has approved the RFI work plans conditioned on the performance by the Company of some additional sampling and analysis which was not contained in the initial work plans proposed by the Company. The Company has completed its sampling and analysis and has submitted its initial findings to the EPA. The EPA has not yet responded to the Company's submission; therefore, the Company does not anticipate that the RFI will be completed before late 1996. Once the RFI and CMS activities are complete, the EPA will assess the need for any clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the type and extent of clean-up measures, if any, that may be required. It is likely that cleanup activities will be required in at least some areas of the facility. The Company is currently aware of some environmental contamination at the Ravenswood facility, including cyanide, fluoride and lead in certain areas. The Company believes that a significant portion of this contamination is attributable to a prior owner as discussed below.

Pursuant to an order issued by the West Virginia Department of Environmental Protection ("DEP"), Ravenswood is required to investigate and install treatment technology to replace the current wastewater sprayfield by September 1, 1997. Ravenswood has completed the investigation and has proposed alternative treatment technology to the DEP. The DEP has reviewed the proposal and does not object to Ravenswood proceeding with the design and construction of the proposed treatment technology to replace the current wastewater sprayfield by September 1, 1997. In addition, Ravenswood and the DEP entered into an order relating to various alleged violations of hazardous waste regulations, including disposing of certain hazardous wastes in the on-site solid waste landfill. The Company is investigating any contamination that may exist in the sprayfield and the landfill as part of the RFI. Previous sampling has shown that certain contaminants, particularly lead, were detected in the groundwater underlying the spray field. Should the investigation reveal that significant hazardous waste contamination is present in the landfill, the DEP and the EPA could insist that the landfill be closed as a RCRA hazardous waste disposal unit, which would significantly increase the cost of closing the landfill.

Prior to the Company's acquisition of the Ravenswood facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions that the Company is required to address under the 3008(h) order arise out of activities which occured during Kaiser's ownership and operation. The Company believes that Kaiser will be responsible for a significant portion of the costs of the RFI and required cleanup under the terms of the acquisition agreements. Kaiser also has retained ownership and responsibility for certain areas under these agreements. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the acquisition agreements.

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

The Company is also aware of some contamination, including gasoline and diesel fuel, in the soil and groundwater at the previously owned Virgin Islands Alumina Corporation ("Vialco") facility. The Company believes that a substantial amount of the contamination has resulted from an adjacent facility. The adjacent facility is currently investigating some of the contamination and has installed monitoring wells at the Vialco facility. There can be no assurances that the Company will not be required to conduct any remediation activity with respect to such contamination. Pursuant to the contract for sale of the Vialco facility to St. Croix Alumina, L.L.C. ("St. Croix Alumina"), a subsidiary of Alcoa Alumina and Chemicals L.L.C., the Company has retained liability for environmental conditions existing at the time of sale only to the extent such conditions require remedial action, or give rise to claims, under laws in effect at the time of sale. The Company will not have liability if remediation is required or claims are made due to changes in law after the time of sale. The Company has agreed to indemnify St. Croix Alumina against claims arising from environmental conditions for which the Company has retained liability. The indemnity is capped at $18,000 and any claims under the indemnity must be brought by July 24, 2001. Management of the Company does not believe that the ultimate amount of the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,451 and $2,294 at June 30, 1996 and December 31, 1995, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

LEGAL CONTINGENCIES

On February 14, 1995, a suit was brought in the Territorial Court in St. Croix, U.S. Virgin Islands against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd. by three plaintiffs, purportedly on behalf of a class consisting of more than 800 persons. As of the present date, the proposed class has not been certified and the monetary award sought by the

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

plaintiff has not been specified. The proposed class is comprised of residents of Harvey Project, Bethlehem Village, and Estate Profit (residential areas in the vicinity of the Vialco facility) who claim personal injury, property damage and nuisance from pollutants, toxins, dusts, and deleterious fumes, mists, vapors, particulates and/or gases allegedly discharged into the atmosphere since Vialco restarted operations at the Vialco facility in 1989. Plaintiffs also seek a monetary award in an unspecified amount which would create a fund to cover the cost of permanent medical monitoring for members of the proposed plaintiff class. Vialco has filed an answer to the suit denying liability and intends to defend the matter vigorously. The lawsuit is in a preliminary stage and no discovery has been conducted. While there is an element of uncertainty associated with this lawsuit and while it is impossible to predict the ultimate disposition of this litigation, the Company does not believe that the outcome will have a material adverse effect on the Company's financial condition or liquidity, although it is possible that an adverse outcome could materially affect the Company's results of operations in a given period. Vialco has filed a third-party claim against an adjacent facility for contribution.

Ravenswood is a named defendant (along with other companies) in approximately 2,175 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. All of the plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Ravenswood facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. The vast majority of cases which have named Ravenswood as a defendant have been resolved through settlement. In Ravenswood's case, if the plaintiffs' work was performed during the period when Kaiser owned the Ravenswood facility, Kaiser has retained responsibility. In a typical case or consolidated group of cases, Ravenswood is served and turns the complaint over to Kaiser with a demand for defense and indemnity. Kaiser assumes the defense and liability, subject to a reservation of rights against Ravenswood in the event that any plaintiff is shown to have worked at the Ravenswood facility after the time Ravenswood purchased the facility from Kaiser. To date, Ravenswood has not been required to make a payment in connection with the settlement or judicial resolution of any of the asbestos cases, and the Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Ravenswood facility after Ravenswood purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed during this period of time. Therefore, while the precise impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

In August 1994, Ravenswood received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

agreement to restrict the production of primary aluminum. In March 1995, Ravenswood received a second CID from the Antitrust Division in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful agreement to fix the price of aluminum can stock. The CIDs demanded that Ravenswood submit certain documents and information to the Antitrust Division. Ravenswood has complied with both CIDs and has not received any further requests from the Antitrust Division.

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

COMMITMENTS

Ravenswood has a power supply agreement with a public utility expiring in 1998, which includes specified daily minimum usage commitments. Billings are computed by using a formula based principally upon the utility's operating costs. Such billings are decreased if the London Metals Exchange ("LME") aluminum price is less than certain specified levels, and increased, limited to the extent of cumulative net decreases, if the LME aluminum price is greater than certain specified levels. Accruals for such increases are recognized when it becomes probable that they will be paid. No accruals were required as of June 30, 1996 and December 31, 1995.

Ravenswood and the same public utility have signed a power supply agreement, subject to the approval of the Public Utility Commission of Ohio, covering the period from July 1, 1996 through July 31, 2003. Under this agreement, Ravenswood would generally pay a fixed price for electricity used; however, for the period from July 1, 1996 through July 31, 1998, if the LME aluminum prices were to exceed certain specified levels, the price for electricity used would increase, limited to the extent of cumulative net price decreases under the existing contract.

On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation entered into an agreement (the "PBGC Agreement") which provided that the Company make a cash contribution of $12,500 to its pension plan for hourly employees upon consummation of its initial public offering and an additional $7,500 in 1996. The company made the contributions in the second quarter of 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6,000, $7,000 and $7,000, respectively, above the minimum required contributions under Section 412 of the Code for such years.

During 1992, Ravenswood established a progress sharing plan for eligible union employees.

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)

Accrued and other current liabilities as of June 30, 1996 and December 31, 1995 include an accrual for the 1996 and 1995 progress sharing pool.

The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

7. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

The Company had fixed price commitments to sell 192.8 million pounds and 192.7 million pounds of primary and scrap aluminum and aluminum sheet and plate products at June 30, 1996 and June 30, 1995, respectively. Forward purchase contracts for approximately 49.9 million pounds and 80.6 million pounds of primary aluminum at June 30, 1996 and June 30, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of certain other forward contracts, and unrealized losses on purchase and sales commitments; the Company recorded charges of $1,599 and credits of $5,323 for the six months ended June 30, 1996 and June 30, 1995, respectively.

During the six months ended June 30, 1996 the Company entered into forward purchase contracts for 30 million pounds of primary aluminum to cover a portion of its 1996 sheet and plate product sales. For the six months ended June 30, 1996 the Company recognized no gain or loss related to these contracts. During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with a related party to cover a portion of its 1995 sheet and plate product sales. During the six months ended June 30, 1995, the Company entered into forward sales contracts with a related party which had the effect of offsetting the metal it was obligated to acquire under the forward purchase contract. For the six months ended June 30, 1995, the Company recognized a net gain of $9,485 related to these contracts.

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

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)


8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                   Six Months Ended
                                                       June 30,
                                              -------------------------
                                              1996                 1995
                                              ----                 ----
           Cash paid for:
                Interest:
                  Affiliates                $     0               $  504
                  Other                         469                4,671
                Income taxes                 17,216                  189


Non-Cash Investing Activities

In March, 1996, the Company made a non-cash special distribution as described in Note 5. The Company redeemed and retired 3,120,000 shares of stock and distributed assets with a book value of $72,534.

Non-Cash Financing Activities

During the six months ended June 30, 1995, the principal amount outstanding under the Revolving Credit Facility - Affiliate of $40,000 was converted into additional paid-in capital.

9.  NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," is effective for financial statements for fiscal years beginning after December 15, 1995. This standard, among other things, requires entities to review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. Effective January 1, 1996, the Company adopted this standard which had no material adverse effect on the Company's financial condition, results of operations or cash flows.

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

During the first half of 1996, industry shipments of flat-rolled sheet and plate products were down from the comparable 1995 period, while the Company's flat-rolled sheet and plate shipments remained relatively flat. A softening in the primary aluminum market, along with the pull back by commodity fund investors from the metals market, contributed to the decline in the price of aluminum and aluminum products. The cash price for aluminum on the LME averaged $1,575 and $1,862 per tonne during the six months ended June 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                     Flat-Rolled Sheet and Plate Products                     Primary Aluminum
                      Direct (1)               Toll               Direct (1)(2)               Toll
                     ----------                ----               -------------               ----
                  Pounds    $/Pound      Pounds    $/Pound      Pounds     $/Pound      Pounds     $/Pound
                  ------    -------      ------    -------      ------     -------      ------     -------
    1995
 1st Quarter     119,961     $1.27       27,284      $0.31      14,434      $0.84       26,032      $0.69
 2nd Quarter     110,962     $1.29       35,132      $0.36      18,480      $0.76       29,170      $0.74
                 -------     -----       ------      -----      ------      -----       ------      -----

         Total   230,923     $1.28       62,416      $0.34      32,914      $0.80       55,202      $0.72
                 =======     =====       ======      =====      ======      =====       ======      =====

    1996
 1st Quarter     115,708     $1.17       20,936      $0.32      46,774      $0.79       N/A         N/A
 2nd Quarter     113,333     $1.15       34,887      $0.29      31,349      $0.80       N/A         N/A
                 -------     -----       ------      -----      ------      -----       ---         ---

         Total   229,041     $1.16       55,823      $0.30      78,123      $0.79       N/A         N/A
                 =======     =====       ======      =====      ======      =====       ===         ===

(1)      Does not include forward sales contracts without physical delivery.

(2) During 1995, all of Berkeley's shipments were tolled; during 1996, all of Berkeley's sales are direct.

The following table sets forth, for both the three and six months ended June 30, 1996 and 1995, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of operations.

                                                                     Percentage of net sales

                                                         Three months ended             Six months ended
                                                              June 30,                      June 30,
                                                       -----------------------       -----------------------
                                                           1996          1995           1996           1995
                                                       ---------      --------       --------       --------
       Net sales. . . . . . . . . . . . . . . . .        100.0%        100.0%         100.0%         100.0%

       Cost of goods sold . . . . . . . . . . . .         91.1%         85.6%          90.7%          83.3%
                                                         -----         -----          -----          -----

           Gross profit . . . . . . . . . . . . .          8.9%         14.4%           9.3%          16.7%

       Selling, general and administrative expenses        2.5%          1.9%           2.1%           1.7%
                                                         -----         -----          -----          -----

           Operating income . . . . . . . . . . .          6.4%         12.5%           7.2%          15.0%


       Interest expense - net . . . . . . . . . .          0.2%          1.2%           0.1%           1.2%

       Net gain on forward contracts  . . . . . .          0.0%          0.9%           0.0%           2.5%
                                                         -----         -----          -----          -----
       Income from continuing operations before
         income taxes . . . . . . . . . . . . . .          6.2%         12.2%           7.1%          16.3%

       Income tax expense . . . . . . . . . . . .          2.4%          4.8%           2.7%           6.5%
                                                         -----         -----          -----          -----

       Income from continuing operations. . . . .          3.8%          7.4%           4.4%           9.8%
                                                         =====         =====          =====          =====


Net Sales. Net sales in the three and six months ended June 30,1996 were $166.0 million and $347.4 million, respectively. Net sales were down $27.4 million and $38.7 million from comparable 1995 periods. Lower realized prices for direct flat-rolled sheet and plate products accounted for $15.8 million of the second quarter sales decline and $26.6 million of the year-to-date sales decline. This is attributable to the influence of the primary aluminum market on fabricated aluminum prices. For the first six months of 1996, the LME cash price has averaged $1,575 per tonne, 15.4% lower than the comparable 1995 period. Decreased shipments of primary aluminum accounted for $12.5 million of the second quarter sales decline and $8.1 million of the year-to-date sales decline.

Shipments of flat-rolled sheet and plate products in the three months and six months ended June 30, 1996 were 148.2 million pounds and 284.9 million pounds, respectively. Second quarter shipments were up 1.4% from the second quarter 1995 totals, while year-to-date shipments were down 2.9% from the comparable 1995 period. Shipments of primary aluminum in the three and six months ended June 30, 1996 were 31.3 million pounds and 78.1 million pounds, respectively, down 34.2% and 11.3% from comparable 1995 periods.

Gross Profit. Gross profit for the three and six months ended June 30, 1996 was $14.8 million and $32.3 million, respectively, down $13.1 million and $32.4 million from comparable 1995 periods. The decrease was primarily the result of lower prices for primary aluminum.

Interest Expense. Interest expense for the three and six months ended June 30, 1996 was $0.3 million and $0.2 million, respectively, down $2.0 million and $4.4 million from comparable 1995 periods. This decrease was due to a reduction in borrowings in 1996.

Net Income. Net income from continuing operations for the three and six months ended June 30, 1996 was $6.4 million and $15.3 million, respectively, down $7.8 million and $22.6 million from comparable 1995 periods. The decrease was primarily due to the lower gross profit and interest expense described above. In addition, the Company recognized after tax gains of $1.0 million and $5.7 million for the three and six months ended June 30, 1995, respectively, on other forward contracts that did not satisfy the technical requirements for hedge accounting treatment and were marked to market. Similar transactions in 1996 resulted in no gain or loss for both the three months and six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at June 30, 1996 and 1995 was $189.4 million and $156.4 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, and to a lesser extent, debt service.

The Company's statements of cash flows for the periods indicated are summarized below (dollars in thousands):

                                                                   Six months ended
                                                                       June 30,
                                                              --------------------------
                                                                 1996            1995
                                                              ----------      ----------
          Net cash from (used in) operating activities . .     ($18,471)       $ 61,598

          Net cash from (used in) investing activities . .      (55,435)        (10,992)

          Net cash from (used in) financing activities . .       31,142         (48,000)
                                                               --------        --------
          Decrease (increase) in cash                          ($42,764)       $  2,606
                                                               ========        ========


Net cash used in operating activities was $18.5 million during the first half of 1996 compared with $61.6 million provided from operations during the first half of 1995. Increased pension payments, increased tax payments, and lower net income in the first half of 1996 when compared to higher net income and the sale of accounts receivable, partially offset by working capital increases, in the first half of 1995 are the primary reasons for the cash flow from operating activities differences.

Capital expenditures were $6.4 million and $4.6 million for the six months ended June 30, 1996 and 1995, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. The cash invested in unrelated businesses presented as discontinued operations amounted to $0 and $5.7 million for the six months ended June 30, 1996 and 1995, respectively. In addition, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities as discussed below.

On January 30, 1996, Ravenswood, Berkeley and BankAmerica entered into an agreement pursuant to which BankAmerica is providing Ravenswood and Berkeley a three-year, $150 million Bank Revolving Credit Facility. The interest rate is, at the Company's election, (i) the BankAmerica base rate plus .5% or (ii) the one-, two-, three- or six-month LIBOR plus 1.75%. The interest margins of .5% and 1.75% will increase for the term of the facility to .75% and 2.00%, respectively, if the availability under the Bank Revolving Credit Facility is less than $75 million at any time during 1996. Borrowings of $32.1 million under the Bank Revolving Credit Facility are collateralized by all of Ravenswood's and Berkeley's inventory and receivables and are guaranteed by the Company. The Bank Revolving Credit Facility is subject to early termination for various covenant defaults. Based on its current financial condition and internal forecasts through the end of 1996, the Company believes that it will remain in compliance with all covenants.

Pursuant to the PBGC Agreement the Company made a cash contribution of $20.0 million to its pension plans for hourly employees in the first half of 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6.0 million, $7.0 million and $7.0 million, respectively, above the minimum required contributions under Section 412 of the Code for such years.

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

The Company had fixed-price commitments to sell 192.8 million pounds and 192.7 million pounds of primary and scrap aluminum and aluminum sheet and plate products at June 30, 1996 and June 30, 1995, respectively. Forward purchase contracts for approximately 49.9 million pounds and 80.6 million pounds of primary aluminum at June 30, 1996 and June 30, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded it fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of certain other forward contracts, and unrealized losses on purchase and sales commitments; the Company recorded charges of $1.6 million and credits of $5.3 million for the six months ended June 30, 1996 and June 30, 1995, respectively.

During the six months ended June 30, 1996 the Company entered into forward purchase contracts for 30 million pounds of primary aluminum to cover a portion of its 1996 sheet and plate product sales. For the six months ended June 30, 1996 the Company recognized no gain or loss related to these contracts.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,451 and $2,294 at June 30, 1996 and December 31, 1995, respectively. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit 11.1 - Statement Re: Calculation of Earnings per Common Share and Common Share Equivalent.

         (b) Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Century Aluminum Company


Date: August 12, 1996             By:   /s/ Craig A. Davis
      -------------------               -------------------------------
                                        Craig A. Davis
                                        Chairman/Chief Executive Officer



Date: August 12, 1996             By:   /s/ David W. Beckley
      -------------------               -------------------------------
                                        David W. Beckley
                                        Executive Vice-President/Chief
                                        Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                         Page
Number                   Description                                           Number
- ------                   -----------                                           ------
11.1       Calculation of Earnings per Common Share and Common
             Share Equivalent . . . . . . . . . . . . . . . . . . . . . . .       21

27         Financial Data Schedule