Form 10-Q
period 1996-09-30
CENTURY ALUMINUM CO
filed 1996-11-13
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.

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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 657-1280



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X     No
                                               --------    -------

The registrant had 20,000,000 shares of common stock outstanding at October 31, 1996.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                        Part I - Financial Information

Item 1 - Financial Statements                                                                      Page Number
     Consolidated Balance Sheets as of September 30, 1996
     and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   1

     Consolidated Statements of Operations for the three months
     and nine months ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . .                   2

     Consolidated Statement of Shareholders' Equity
     for the nine months ended September 30, 1996   . . . . . . . . . . . . . . . . . .                   3

     Consolidated Statements of Cash Flows for the nine
     months ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .                   4

     Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . .              5 - 13

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14 - 19



                         Part II - Other Information

Item 6 -Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . .                  20

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  21

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  22

     Exhibit 11.1 - Calculation of Earnings (Loss) per Common Share and
     Common Share Equivalent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  23

     Exhibit 99.1 - Century Aluminum Company Press Release,
     dated November 8, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             24 - 25

Part I.  Financial Information

Item 1.  Financial Statements


                            CENTURY ALUMINUM COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                                    September 30,    December 31,
                                                                                                         1996            1995
                                                                                                    ------------     -----------
                                    ASSETS
CURRENT ASSETS:
     Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $214         $42,910
     Restricted cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,801           6,585
     Accounts receivable, trade - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      97,377          58,595
     Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10,644          16,188
     Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     196,552         159,856
     Prepaid and other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,695           1,290
                                                                                                        --------        --------
          Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     314,283         285,424
PROPERTY, PLANT AND EQUIPMENT - NET. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     173,438         173,046
OTHER ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,163           7,379
NET ASSETS OF DISCONTINUED OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       -----          72,271
                                                                                                        --------        --------
          TOTAL  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $495,884        $538,120
                                                                                                        ========        ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $42,422         $37,687
     Due to affiliates  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16,354          14,721
     Accrued and other current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23,680          31,193
     Accrued employee benefits costs - current portion. . . . . . . . . . . . . . . . . . . . . . .       37,944          50,499
                                                                                                        --------        --------
          Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      120,400         134,100
                                                                                                        --------        --------
REVOLVING TERM LOAN . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       43,378          -----
ACCRUED PENSION BENEFITS COSTS - Less current portion . . . . . . . . . . . . . . . . . . . . . . .       31,690          45,560
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion  . . . . . . . . . . . . . . . . . . .      110,959         106,002
OTHER LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       24,402          26,949
                                                                                                        --------        --------
          Total noncurrent liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      210,429         178,511
                                                                                                        --------        --------

CONTINGENCIES AND COMMITMENTS (Note 6)
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,000,000 and
          23,120,000 shares outstanding at September 30, 1996 and December 31, 1995, respectively            200             231
     Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     161,954         232,257
     Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,901          (6,979)
                                                                                                        --------        --------
          Total shareholders' equity . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     165,055         225,509
                                                                                                        --------        --------
          TOTAL. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $495,884        $538,120
                                                                                                        ========        ========



               See notes to consolidated financial statements.

                           CENTURY ALUMINUM COMPANY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in Thousands, Except Per Share Amounts)
                                 (Unaudited)


                                                                     Three months ended               Nine months ended
                                                                        September 30,                   September 30,
                                                                   ----------------------         --------------------------
                                                                     1996          1995             1996              1995
                                                                   --------      --------         --------          --------
NET SALES:
     Third-party customers  . . . . . . . . . . . . . . . . . .    $133,014      $131,128         $421,942          $458,636
     Related parties. . . . . . . . . . . . . . . . . . . . . .      23,576        40,546           82,092            99,214
                                                                   --------      --------         --------          --------
                                                                    156,590       171,674          504,034           557,850

COST OF GOODS SOLD . . . . . . . . . . . . . . . . . . . . . .      154,259       156,732          469,441           478,252
                                                                   --------      --------         --------          --------
GROSS PROFIT . . . . . . . . . . . . . . . . . . . . . . . . .        2,331        14,942           34,593            79,598

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES . . . . . . . . . . . . . . . . .        3,847         2,999           11,174             9,740
                                                                   --------      --------         --------          --------
OPERATING INCOME (LOSS). . . . . . . . . . . . . . . . . . . .       (1,516)       11,943           23,419            69,858

INTEREST INCOME (EXPENSE) - Net. . . . . . . . . . . . . . . .
     Affiliates. . . . . . . . . . . . . . . . . . . . . . . .        -----         -----            -----              (369)
     Others. . . . . . . . . . . . . . . . . . . . . . . . . .         (895)         (709)          (1,019)           (4,964)

OTHER INCOME (EXPENSE) . . . . . . . . . . . . . . . . . . . .          (20)        3,266             (115)            3,314

NET GAIN ON FORWARD
     CONTRACTS . . . . . . . . . . . . . . . . . . . . . . . .        -----            34            -----             9,519
                                                                   --------      --------         --------          --------
INCOME (LOSS) FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES . . . . . . . . . . . . . . . . . . .       (2,431)       14,534           22,285            77,358

INCOME TAX EXPENSE (BENEFIT) . . . . . . . . . . . . . . . . .         (941)        5,716            8,469            30,615
                                                                   --------      --------         --------          --------
INCOME (LOSS) FROM
     CONTINUING OPERATIONS . . . . . . . . . . . . . . . . . .       (1,490)        8,818           13,816            46,743

INCOME FROM
     DISCONTINUED OPERATIONS -
     Net of income taxes . . . . . . . . . . . . . . . . . . .        -----         1,521              264             6,101
                                                                   --------      --------         --------          --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . . . . . .      ($1,490)      $10,339          $14,080           $52,844
                                                                   ========      ========         ========          ========
EARNINGS (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT:
     Income (loss) from continuing operations. . . . . . . . .       ($0.07)        $0.38            $0.66             $2.02
     Income from discontinued operations . . . . . . . . . . .         0.00          0.07             0.01              0.27
                                                                   --------      --------         --------          --------
     Net income (loss) . . . . . . . . . . . . . . . . . . . .       ($0.07)        $0.45            $0.67             $2.29
                                                                   ========      ========         ========          ========
WEIGHTED AVERAGE COMMON SHARES AND
     COMMON SHARE EQUIVALENTS. . . . . . . . . . . . . . . . .       20,104        23,120           21,102            23,120

CASH DIVIDENDS PAID PER
      COMMON SHARE . . . . . . . . . . . . . . . . . . . . . .        $0.05         $0.00            $0.10             $0.00
                                                                   ========      ========         ========          ========




               See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                  Additional         Retained        Total
                                                                  Common            Paid-in          Earnings    Shareholders'
                                                                   Stock            Capital          (Deficit)       Equity
                                                                  ------          ----------        ----------   ------------
BALANCE, DECEMBER 31, 1995. . . . . . . . . . . . . .              $231           $232,257          ($6,979)       $225,509
     Net Income (unaudited) . . . . . . . . . . . . .                                                14,080          14,080
     Dividends. . . . . . . . . . . . . . . . . . . .                                                (2,000)         (2,000)
     Special distribution of
        discontinued operations . . . . . . . . . . .               (31)           (70,303)          (2,200)        (72,534)
                                                                  -----           --------           ------        --------
BALANCE, SEPTEMBER 30, 1996 . . . . . . . . . . . . .              $200           $161,954           $2,901        $165,055
                                                                  =====           ========           ======        ========



               See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                         ----------------------
                                                                                           1996           1995
                                                                                         -------        -------
CASH FLOWS FROM (USED IN) OPERATIONS:
     Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $14,080        $52,844
     Adjustments to reconcile net income to net cash from (used in)
      operating activities:
        Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .      13,738         13,247
        Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,510)        13,235
        Pension and other postretirement benefits. . . . . . . . . . . . . . . . . .     (21,020)          (150)
        Gain on sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . . .         (105)        (3,824)
        Inventory market writedowns. . . . . . . . . . . . . . . . . . . . . . . . .       1,780          -----
        Income from discontinued operations. . . . . . . . . . . . . . . . . . . . .        (264)        (6,101)
        Change in working capital items:
            Accounts receivable, trade - net
                   Sale of receivables . . . . . . . . . . . . . . . . . . . . . . .       -----         50,000
                   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11,218        (17,926)
           Due from affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . .       5,544          6,283
           Inventories. . . . . . . . .  . . . . . . . . . . . . . . . . . . . . . .     (38,476)       (14,342)
           Prepaids and other assets . . . . . . . . . . . . . . . . . . . . . . . .      (2,405)           382
           Accounts payable, trade . . . . . . . . . . . . . . . . . . . . . . . . .       4,735            151
           Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,633        (14,813)
           Accrued and other current liabilities  . . . . . . . . . . . . . . . . .       (7,512)        (1,212)
        Other - net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,342           (224)
                                                                                       ---------       --------
     Net cash from (used in) operating activities . .  . . . . . . . . . . . . . . .     (21,222)        77,550
                                                                                       ---------       --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Purchase of receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (50,000)         -----
     Purchase of property, plant and equipment . . . . . . . . . . . . . . . . . . .     (13,839)        (7,248)
     Proceeds from sale of assets. . . . . . . . . . . . . . . . . . . . . . . . . .         203         68,500
     Restricted cash deposits. . . . . . . . . . . . . . . . . . . . . . . . . . . .         784           (637)
     Investment in discontinued operations . . . . . . . . . . . . . . . . . . . . .       -----         (5,759)
                                                                                       ---------       --------
     Net cash from (used in) investing activities. . . . . . . . . . . . . . . . . .     (62,852)        54,856
                                                                                       ---------       --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:

     Borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      132,800         42,000
     Repayment of borrowings. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (89,422)      (132,000)
     Dividends . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,000)         -----
                                                                                       ---------       --------
     Net cash from (used in) financing activities                                         41,378        (90,000)
                                                                                       ---------       --------
NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . . . . . . . . . . . . . . .      (42,696)        42,406

CASH, BEGINNING OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       42,910          1,955
                                                                                       ---------       --------
CASH, END OF PERIOD . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $214        $44,361
                                                                                       =========       ========


            See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in Thousands Except as Otherwise Noted)
                                  (Unaudited)

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

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1995. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  ACCOUNTS RECEIVABLE

On January 30, 1996, Ravenswood purchased $50,000 of accounts receivable from Monte Rosa Capital Corporation and canceled the related Receivables Purchase Agreement.

3.  INVENTORIES

 Inventories consist of the following:              September 30,      December 31,
                                                        1996               1995
                                                    -------------      ------------
   Raw materials . . . . . . . . . . . . . . .         $92,768            $49,087
   Work-in-process . . . . . . . . . . . . . .          57,882             61,005
   Finished goods. . . . . . . . . . . . . . .          25,524             32,232
   Operating and other supplies. . . . . . . .          20,378             17,532
                                                    -------------      ------------
                                                      $196,552           $159,856
                                                    =============      ============

At September 30, 1996 and December 31, 1995, approximately 90% and 89%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. Cost of goods sold for the three and nine months ended September 30, 1996 was increased by $1,780 due to the writedown of inventory to its market value. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $24,204 and $16,365 at September 30, 1996 and December 31, 1995, respectively.

4.  REVOLVING TERM LOAN

On January 30, 1996, Ravenswood and Berkeley entered into a Bank Revolving Credit Facility ("Facility) with BankAmerica Business Credit, Inc. ("BankAmerica"). The Facility provides for a three-year $150,000 revolving credit facility which consists of revolving loans and letters of credit up to $150,000 in the aggregate. This facility replaced the $40,000 Revolving Credit Facility-Affiliate, the $35,000 Term Loan Agreement and the $50,000 Receivables Purchase Agreement. The three replaced facilities were terminated on January 30, 1996.

The interest rate is, at the Company's election, (i) the BankAmerica base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%.

Under the terms of the Facility, the Company is required to meet certain financial covenants. At September 30, 1996, the Company was in compliance with these covenants.

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

Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



the Resource Conservation and Recovery Act ("RCRA"), Ravenswood is required to perform interim measure activities at a former oil pond area and in connection with cyanide contamination in the groundwater, a RCRA facility investigation ("RFI") and a corrective-measures study ("CMS") which will evaluate and develop corrective action alternatives for any areas that have contamination exceeding certain levels. The Environmental Protection Agency ("EPA") has approved work plans for a general facility investigation and interim measure activities in connection with the former oil pond area, and the Company is currently implementing the required interim measures pursuant to such work plans. In addition, the EPA has approved the RFI work plans conditioned on the performance by the Company of some additional sampling and analysis which was not contained in the initial work plans proposed by the Company. The Company has completed its sampling and analysis and has submitted its initial findings to the EPA. The Company anticipates that the RFI will not be completed before mid to late 1997. Once the RFI and CMS activities are complete, the EPA will assess the need for any clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the type and extent of clean-up measures, if any, that may be required. It is likely that cleanup activities will be required in at least some areas of the facility. The Company is currently aware of some environmental contamination at the Ravenswood facility, including cyanide, fluoride and lead in certain areas. The Company believes that a significant portion of this contamination is attributable to a prior owner as discussed below.

Pursuant to an order issued by the West Virginia Department of Environmental Protection ("DEP"), Ravenswood is required to investigate and install treatment technology to replace the current wastewater sprayfield by September 1, 1997. Ravenswood has completed the investigation and has proposed alternative treatment technology to the DEP. The DEP has reviewed the proposal and does not object to Ravenswood proceeding with the design and construction of the proposed treatment technology to replace the current wastewater sprayfield by September 1, 1997. In addition, Ravenswood and the DEP entered into an order relating to various alleged violations of hazardous waste regulations, including disposing of certain hazardous wastes in the on-site solid waste landfill. The Company has complied with all provisions of the DEP order; meanwhile, the Company is investigating any contamination that may exist in the sprayfield and the landfill as part of the RFI. Previous sampling has shown that certain contaminants, particularly lead, were detected in the groundwater underlying the spray field. Should the investigation reveal that significant hazardous waste contamination is present in the landfill, the DEP and the EPA could insist that the landfill be closed as a RCRA hazardous waste disposal unit, which would significantly increase the cost of closing the landfill.

Prior to the Company's acquisition of the Ravenswood facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions that the Company is required to address under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation. The Company believes that

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



Kaiser will be responsible for a significant portion of the costs of the RFI and required cleanup under the terms of the acquisition agreements. Kaiser also has retained ownership and responsibility for certain areas under these agreements. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the acquisition agreements.

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

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,356 and $2,294 at September 30, 1996 and December 31, 1995, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



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

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



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

COMMITMENTS

Ravenswood has a power supply agreement with a public utility expiring in 1998, which includes specified daily minimum usage commitments. Billings are computed by using a formula based principally upon the utility's operating costs. Such billings are decreased if the London Metals Exchange ("LME") aluminum price is less than certain specified levels, and increased, limited to the extent of cumulative net decreases, if the LME aluminum price is greater than certain specified levels. Accruals for such increases are recognized when it becomes probable that they will be paid. No accruals were required as of September 30, 1996 and December 31, 1995.

Ravenswood and the same public utility have signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. Under this agreement, Ravenswood would generally pay a fixed price for electricity used; however, for the period from July 1, 1996 through July 31, 1998, if the LME aluminum prices were to exceed certain specified levels, the price for electricity used would increase, limited to the extent of cumulative net price decreases under the existing contract. The Public Utilities Commission of Ohio has approved the

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



agreement subject to certain terms and conditions set forth in its findings. Ravenswood and the public utility have jointly petitioned the Public Utilities Commission of Ohio to request that it review its decision and approve the negotiated agreement in its entirety.

On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation entered into an agreement (the "PBGC Agreement") which provided that the Company make a cash contribution of $12,500 to its pension plan for hourly employees upon consummation of its initial public offering and an additional $7,500 in 1996. The company made the contributions in the second quarter of 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6,000, $7,000 and $7,000, respectively, above the minimum required contributions under Section 412 of the Internal Revenue Code for such years.

During 1992, Ravenswood established a progress sharing plan for eligible union employees. Accrued and other current liabilities as of September 30, 1996 and December 31, 1995 include an accrual for the 1996 and 1995 progress sharing pool.

The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

7. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

The Company had fixed price commitments to sell 167.9 million pounds and 229.0 million pounds of primary and scrap aluminum and aluminum sheet and plate products at September 30, 1996 and September 30, 1995, respectively. Forward purchase contracts for approximately 63.2 million pounds and 113.6 million pounds of primary aluminum at September 30, 1996 and September 30, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, and unrealized losses on purchase and sales commitments; the Company recorded charges of $8,571 and credits of $2,977 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with a related party to cover a portion of its 1995 sheet and plate product sales. During the nine months ended September 30, 1995, the Company entered into forward sales contracts with a related party which had the effect of offsetting the metal it was obligated

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



to acquire under the forward purchase contract. For the nine months ended September 30, 1995, the Company recognized a net gain of $9,519 related to these contracts.

The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                      Nine Months Ended
 Cash paid for:                                         September 30,
                                                   ------------------------
     Interest:                                      1996              1995
                                                   ------            ------
         Affiliates. . . . . . . . . . . .             $0              $509

         Other . . . . . . . . . . . . . .          1,477             5,643

     Income taxes. . . . . . . . . . . . .         16,840             3,241



NON-CASH INVESTING ACTIVITIES

In March, 1996, the Company made a non-cash special distribution as described in Note 5. The Company redeemed and retired 3,120,000 shares of stock and distributed assets with a book value of $72,534.

NON-CASH FINANCING ACTIVITIES

During the nine months ended September 30, 1995, the principal amount outstanding under the Revolving Credit Facility - Affiliate of $40,000 was converted into additional paid-in capital.

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

                            CENTURY ALUMINUM COMPANY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



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

During the third quarter of 1996, industry shipments of flat rolled products were down from the comparable 1995 period while the Company's flat rolled sheet and plate shipments were up slightly. A softening in the primary aluminum market, along with the pull back by commodity fund investors from the metals market, contributed to the decline in the price of aluminum and aluminum products. The cash price for aluminum on the LME averaged $1,531 and $1,854 per tonne during the nine months ended September 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                                   Flat-Rolled Sheet and Plate Products                        Primary Aluminum
                                      Direct (1)               Toll                Direct (1)(2)               Toll
                                      ---------                ----                ------------                ----
                                Pounds        $/Pound   Pounds       $/Pound    Pounds        $/Pound    Pounds      $/Pound
                                ------        -------   ------       -------    ------        -------    ------      -------
                1995
           1st Quarter          119,961       $1.27     27,284       $0.31       14,434       $0.84      26,032      $0.69
           2nd Quarter          110,962       $1.29     35,132       $0.36       18,480       $0.76      29,170      $0.74
           3rd Quarter           97,672       $1.27     35,204       $0.37       16,525       $0.76      26,609      $0.69
                               --------       -----     ------       -----      -------       -----      ------      -----
                     Total      328,595       $1.28     97,620       $0.35       49,439       $0.78      81,811      $0.71
                                =======       =====     ======       =====      =======       =====      ======      =====
                1996
           1st Quarter          115,708       $1.17     20,936       $0.32       46,774       $0.79         N/A        N/A
           2nd Quarter          113,333       $1.15     34,887       $0.29       31,349       $0.80         N/A        N/A
           3rd Quarter          104,146       $1.14     29,396       $0.32       36,702       $0.78         N/A        N/A
                                -------       -----     ------       -----      -------       -----         ---        ---
                     Total      333,187       $1.15     85,219       $0.31      114,825       $0.79         N/A        N/A
                                =======       =====     ======       =====      =======       =====         ===        ===

         (1) Does not include forward sales contracts without physical delivery.

         (2) During 1995, all of Berkeley's shipments were tolled; during 1996, all of Berkeley's sales are direct.


The following table sets forth, for both the three and nine months ended September 30, 1996 and 1995, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                                              Percentage of net sales

                                                                Three months ended                   Nine months ended
                                                                   September 30,                        September 30,
                                                              -----------------------           --------------------------
                                                                1996            1995              1996               1995
                                                              --------       --------           -------            -------
            Net sales  . . . . . . . . . . . . . . . .         100.0%          100.0%            100.0%             100.0%

            Cost of goods sold . . . . . . . . . . . .          98.5            91.3              93.1               85.7
                                                              --------        -------           -------            -------
                Gross profit . . . . . . . . . . . . .           1.5             8.7               6.9               14.3

            Selling, general and administrative expenses         2.5             1.7               2.3                1.8
                                                              --------        -------           -------            -------

                Operating income (loss)  . . . . . . .          (1.0)            7.0               4.6               12.5

            Interest expense - net . . . . . . . . . .          (0.6)           (0.5)             (0.2)              (1.0)

            Other Income . . . . . . . . . . . . . . .           0.0             1.9               0.0                0.7

            Net gain on forward contracts. . . . . . .           0.0             0.0               0.0                1.7
                                                              --------        -------           -------            -------
            Income (loss) from continuing operations
            before income taxes. . . . . . . . . . . .          (1.6)            8.4               4.4               13.9

            Income tax benefit (expense) . . . . . . .           0.6            (3.3)             (1.7)              (5.5)
                                                              --------        -------           -------            -------

            Income (loss) from continuing operations.           (1.0%)           5.1%              2.7%               8.4%
                                                              ========        =======           =======            =======


Net Sales. Net sales in the three and nine months ended September 30,1996 were $156.6 million and $504.0 million, respectively. Net sales were down $15.1 million and $53.8 million from comparable 1995 periods. Lower realized prices for direct flat-rolled sheet and plate products accounted for $14.1 million of the third quarter sales decline and $40.7 million of the year-to-date sales decline. This is attributable to the influence of the primary aluminum market on fabricated aluminum prices. For the first nine months of 1996, the LME cash price has averaged $1,531 per tonne, 17.4% lower than the comparable 1995 period. Decreased shipments of primary aluminum accounted for $5.1 million of the third quarter sales decline and $13.1 million of the year-to-date sales decline.

Shipments of flat-rolled sheet and plate products in the three months and nine months ended September 30, 1996 were 133.5 million pounds and 418.4 million pounds, respectively. Third quarter shipments were up 0.5% from the third quarter 1995 totals, while year-to-date shipments were down 1.8% from the comparable 1995 period. Shipments of primary aluminum in the three and nine months ended September 30, 1996 were 36.7 million pounds and 114.8 million pounds, respectively, down 14.9% and 12.5% from comparable 1995 periods.

Gross Profit. Gross profit for the three and nine months ended September 30, 1996 was $2.3 million and $34.6 million, respectively, down $12.6 million and $45.0 million from comparable 1995 periods. The decrease was primarily the result of lower prices for primary aluminum.

Interest Expense. Interest expense for the three and nine months ended September 30, 1996 was $0.9 million and $1.0 million, respectively, up $0.2 million and down $4.6 million from comparable 1995 periods. Interest expense for the nine months ended September 30, 1995 is lower than 1996 interest expense due to a reduction in borrowings in 1996.

Other Income (Expense). Other income (expense) was ($0.1) million for the nine months ended September 30, 1996 compared to $3.3 million for the nine months ended September 30, 1995. The other income in 1995 is primarily attributable to the $3.8 million gain on the sale of the Bedford facility in the third quarter of 1995.

Net Income (Loss) from Continuing Operations. Net income (loss) from continuing operations for the three and nine months ended September 30, 1996 was ($1.5) million and $13.8 million, respectively, down $10.3 million and $32.9 million from comparable 1995 periods. The decrease was primarily due to the lower gross profit and other income (expense) described above. In addition, the Company recognized after tax gains of and $5.8 million for the nine months ended September 30, 1995, on other forward contracts that did not satisfy the technical requirements for hedge accounting treatment and were marked to market. The Company had no similar transactions in 1996.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1996 and 1995 was $193.9 million and $152.2 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, and to a lesser extent, debt service.

The Company's statements of cash flows for the periods indicated are summarized below (dollars in thousands):

                                                                     Nine months ended
                                                                       September 30,
                                                                  -------------------------
                                                                    1996             1995
                                                                  ---------        --------
            Net cash from (used in) operating activities . . .    ($21,222)        $77,750

            Net cash from (used in) investing activities . . .     (62,852)         54,856

            Net cash from (used in) financing activities . . .      41,378         (90,000)
                                                                  ---------       ---------
            (Decrease) increase  in cash                          ($42,696)        $42,406
                                                                  =========       =========


Net cash used in operating activities was $21.2 million during the first nine months of 1996 compared with $77.8 million provided from operations during the first nine months of 1995. Increased pension payments, increased tax payments, and lower net income in the first nine months of 1996 when compared to higher net income and the sale of accounts receivable, partially offset by working capital increases, in the first nine months of 1995 are the primary reasons for the cash flow from operating activities differences.

Capital expenditures were $13.8 million and $7.2 million for the nine months ended September 30, 1996 and 1995, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. The cash invested in unrelated businesses presented as discontinued operations amounted to $0.0 and $5.7 million for the nine months ended September 30, 1996 and 1995, respectively. In addition, the Company received in 1995, $60.0 million and $8.5 million for the sale of Vialco assets and an aluminum recycling facility,
respectively.   In 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities as discussed below.

On January 30, 1996, Ravenswood, Berkeley and BankAmerica entered into an agreement pursuant to which BankAmerica is providing Ravenswood and Berkeley a three-year, $150 million Facility. The interest rate is, at the Company's election, (i) the BankAmerica base rate plus .75% or (ii) the one-, two-,
three- or six-month LIBOR plus 2.00%.   Borrowings of $43.4 million under the
Facility are collateralized by all of Ravenswood's and Berkeley's inventory and receivables and are guaranteed by the Company.

Under the terms of the Facility, the Company is required to meet certain financial covenants. At September 30, 1996, the Company was in compliance with these covenants. The Facility is subject to early termination for various covenant defaults. Based on its current financial condition and internal forecasts through the end of 1996, the Company believes that it will remain in compliance with all covenants.

Pursuant to the PBGC Agreement the Company made a cash contribution of $20.0 million to its pension plans for hourly employees in the first half of 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6.0 million, $7.0 million and $7.0 million, respectively, above the minimum required contributions under Section 412 of the Internal Revenue Code for such years.

The Company believes that cash flow from operations and funds available under the Bank Facility will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements in the near term and for the foreseeable future.

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

The Company had fixed-price commitments to sell 167.9 million pounds and 229.0 million pounds of primary and scrap aluminum and aluminum sheet and plate products at September 30, 1996 and September 30, 1995, respectively. Forward purchase contracts for approximately 63.2 million pounds and 113.6 million pounds of primary aluminum at September 30, 1996 and September 30, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded it fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of certain other forward contracts, and unrealized losses on purchase and sales commitments; the Company recorded charges of $8.6 million and credits of $3.0 million for the nine months ended September 30, 1996 and September 30, 1995, respectively.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.4 million and $2.3 million at September 30, 1996 and December 31, 1995, respectively. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit 11.1 - Statement Re: Calculation of Earnings (Loss) per Common Share and Common Share Equivalent.

         Exhibit 99.1 - Century Aluminum Company Press Release, dated November 8, 1996

         (b) Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Century Aluminum Company


Date:                                   By:
      -------------------                   ----------------------------------
                                            Craig A. Davis
                                            Chairman/Chief Executive Officer



Date:                                   By:
      -------------------                   ----------------------------------
                                            David W. Beckley
                                            Executive Vice-President/Chief
                                            Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                                                        Page
Number                            Description                                                 Number
------                            -----------                                                 ------
11.1             Calculation of Earnings (Loss) per Common Share and Common
                  Share Equivalent . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     23

99.1             Century Aluminum Company Press Release,
                 dated November 8, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . .  24-25