Form 10-K
period 1996-12-31
CENTURY ALUMINUM CO
filed 1997-03-27
CIK 949157

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF

                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         COMMISSION FILE NUMBER 0-27918
                            ------------------------

                            CENTURY ALUMINUM COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     13-3070826
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)
             1200 PIEDMONT AVENUE
                P.O. BOX 51130
          PACIFIC GROVE, CALIFORNIA                               93950
 (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE                   (ZIP CODE)
                    OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 657-1280

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     As of February 28, 1997 20,000,000 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on February 28, 1997, the aggregate market value of the common stock held by non-affiliates of the registrant was $199,204,946.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

     Century Aluminum Company ("Century" or the "Company") is a leading North American integrated producer of primary aluminum and a broad range of value-added and specialized flat-rolled sheet and plate aluminum products. Century's principal subsidiary, Ravenswood Aluminum Corporation ("Ravenswood"), owns and operates a reduction facility and a multi-purpose rolling mill, strategically located on the Ohio River in Ravenswood, West Virginia. Ravenswood, through its wholly-owned subsidiary, Berkeley Aluminum Company ("Berkeley"), also owns a 26.67% undivided interest in a reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility"). Century's reduction facilities have an aggregate annual capacity of approximately 490 million pounds of primary aluminum, of which approximately 300 million pounds are used by Ravenswood's rolling and plate mills. In 1996, Century produced 490 million pounds of primary aluminum, shipped 548.5 million pounds of sheet and plate aluminum products, and had total net sales of $688.9 million.

     In April 1995, pursuant to a restructuring within Glencore International AG and its subsidiaries, (hereinafter, "Glencore International," "Glencore" or the "Glencore Group", respectively), Ravenswood acquired Virgin Islands Alumina Company ("Vialco") and Berkeley (which was previously a direct wholly-owned subsidiary of Century) and Ravenswood became a wholly-owned subsidiary of Century. The restructuring was accounted for as a transfer of interests among companies under the common control of Glencore International and, as a result, the assets and liabilities of Ravenswood have been accounted for at historical cost. In July 1995, the Vialco Alumina Facility was sold to a subsidiary of Alcoa L.L.C. Accordingly, the Consolidated Financial Statements of the Company do not include the historical results of Vialco.

     Prior to March 1996, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations. Effective March 28, 1996, the Company made a special distribution, in the form of a pro rata redemption of shares of its then current shareholders, comprised of these holdings.

     In April 1996, the Company completed an initial public offering of its Common Stock. The selling shareholders, which are part of the Glencore Group, have retained 7,925,000 common shares, or 39.6% of the shares outstanding.

     Century's Ravenswood reduction facility produces primary aluminum, which is alloyed and cast into rolling ingot, principally for use by its rolling plant. Through its interest in the Mt. Holly Facility, Century produces primary aluminum products in the form of t-ingot, extrusion billet, rolling ingot and foundry ingot. Extrusion billet and other shaped primary aluminum products are considered to be premium products and, accordingly, sell at a premium to the commodity-priced aluminum ingot. The Mt. Holly Facility, constructed in 1980, is the most recently built reduction facility in the United States. Until January 1, 1996, Century's requirements for alumina, the raw material used by its reduction facilities to produce primary aluminum, were purchased pursuant to a variable-price supply agreement with Glencore Ltd. and, since January 1, 1996, have been purchased pursuant to a long-term fixed-price supply agreement with Alcoa L.L.C. and Alcoa Australia. Glencore Ltd. is a U. S. Branch of Glencore AG, which in turn, is wholly-owned by Glencore.

     The Company operates one of the largest multi-purpose rolling plants in North America, with the capacity to manufacture in excess of 600 million pounds of flat-rolled sheet and plate aluminum products per annum. The Company's hot rolling mill processes aluminum ingot for the production of plate as wide as 150 inches and coil as wide as 103 inches. Its 130-inch cold rolling mill, one of the largest in North America, has the capability to produce precision coils of sheet up to 103 inches wide and up to one-quarter inch thick. Its plate mill includes what the Company believes is the world's largest heavy-duty plate stretcher and a five-axis profiler, affording it the ability to produce heavy gauge and uniquely-configured plate products. These capabilities enable it to manufacture value-added products satisfying exacting technical and production standards, as well as products with specifications which only it and a limited number of competitors can meet. The Company believes that these capabilities also enable it to maintain a diversified and balanced product mix and provide it with the flexibility to target new markets and shift product mix, thereby reducing the Company's dependence on any given product and its end-user's industry.

INDUSTRY OVERVIEW

     The aluminum industry is highly cyclical, and the market prices of alumina and primary aluminum (which is traded as a commodity) have been volatile from time to time. In turn, prices of flat-rolled aluminum sheet and plate have reflected this price volatility as well as fluctuations attributable to general and industry-specific economic conditions.

     Primary Aluminum

     The most commonly used indicator of pricing in the aluminum industry is the average price per tonne for transactions on the London Metals Exchange ("LME"). The LME price does not represent the actual price for the Company's products; rather, it is the most commonly used benchmark for pricing both primary and many fabricated aluminum products in the aluminum industry. The prices for primary aluminum have fluctuated widely. Over the past fifteen years, the average LME cash price has ranged from a low of $.46 per pound in 1982 to a high of $1.17 per pound in 1988.

     Prices for primary aluminum declined from 1989 to 1993 due to a worldwide oversupply of aluminum, resulting from increased exports from the Commonwealth of Independent States ("CIS") and former Eastern Bloc countries, overcapacity in the industry and weakness in the general economy. Beginning in 1994, inventories began to decline and prices rose, principally due to increased demand for aluminum associated with the U.S. economic recovery. Inventories of aluminum on the LME have declined approximately 65% from the high levels of nearly 2.7 million tonnes in June 1994 to 951,275 tonnes as of December 31, 1996. In 1996, LME inventories rose from 589,925 tonnes in January to a high in October of 970,725 tonnes before falling to 951,275 tonnes at the end of December. During this same period, the average January LME cash price was $.72 per pound, the cash price hit a low of $.59 per pound in October, and then recovered in December to an average price of $.68 per pound.

     Flat-Rolled Aluminum Products

     The markets for aluminum products are highly diverse and include sheet, plate and foil; rod, bar and wire; extrusion, forgings, castings, powder and paste. The Company competes in the markets for sheet and plate products, which represented approximately 74% of the total North American aluminum products market for the first ten months of 1996. The principal end-user markets for aluminum sheet and plate products are: containers and packaging; transportation; aerospace; building and construction; consumer durables; electrical; and machinery and equipment. Manufacturers in these end-user markets use aluminum sheet and plate to make numerous products, including: beverage cans; passenger cars, boats, trucks, trailers, rail cars and aircraft; screens, roofing systems, and aluminum siding; heating, ventilation and air conditioning equipment; electrical components; and computers and copying machines.

     Although the market for aluminum is cyclical, overall demand for flat-rolled aluminum sheet and plate products in North America, the principal market served by the Company, has grown during the period, 1985 to 1995, at an average annual rate of 3.5% to approximately 10 billion pounds in 1995. However, through October 1996, the North American flat-rolled aluminum shipments decreased 7.1% versus the same period in 1995. This decrease was primarily in containers and packaging, transportation, and distribution, while the building products market realized a volume gain. Although most sheet and plate products are sold directly to the end-user markets, approximately 18% of sheet and plate products are sold through the distributor market. Distributors principally resell to the transportation, building and construction, and consumer durables end-user markets. Distributors have been increasing their share of the domestic aluminum sheet and plate market in recent years as aluminum producers have been reducing downstream processing and as end-users have been reducing their raw material inventories.

PRODUCTS AND MARKETS

     The Company produces and sells primary aluminum. The Company also produces can body sheet for the containers and packaging market and a diverse range of flat-rolled sheet and plate products for the aerospace, transportation, and industrial ("ATI") markets. The Company sells sheet and plate products directly to manufacturers that fabricate aluminum sheet into finished products or to distributors who resell into various markets. Among the various products using aluminum sheet and plate manufactured by the Company are: beverage cans; passenger cars, boats, trucks, trailers, rail cars and aircraft; roofing systems and aluminum siding; heating, ventilation and air conditioning equipment; electrical components; and computer and copying equipment. Within the ATI markets, the Company has focused on higher margin, value-added and specialized products, including brazing sheet used in automotive cooling systems, heat treatable and non-heat treatable aluminum plate for the aerospace and defense industries, and heavy-gauge, wide-leveled coil and sheet for the heavy truck, dump body, marine and rail car sectors.

     Can body sheet accounted for 10.1%, 14.8% and 17.7%, respectively; brazing sheet accounted for 11.7%, 9.5% and 11.1%, respectively; distributor coil and flat sheet accounted for 19.0%, 12.2% and 8.6%, respectively; and primary aluminum accounted for 22.0%, 20.0% and 17.3%, respectively, of Century's net sales for the years ended December 31, 1996, 1995 and 1994.

     The Company's strategy is to focus on maximizing productivity, minimizing operating costs, emphasizing higher margin, value-added and specialized products, broadening its customer base, diversifying its product mix, and penetrating new markets.

COMPETITION

     The markets for primary aluminum and aluminum sheet and plate products are diverse and highly competitive. The Company competes in the production and sale of primary aluminum and flat-rolled sheet and plate aluminum products with numerous other aluminum reduction facilities and rolling mills in the United States and Canada (including large, single purpose can sheet mills, continuous casters or mini-mills, and other multi-purpose mills) and with imported products, principally from France and the CIS. The Company competes with these companies on the basis of quality, price, timeliness of delivery and customer service. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than those of the Company. Among the Company's principal competitors are Alcoa, Alumax, Alcan, Kaiser and Reynolds. Most of the Company's primary aluminum output is in the form of primary ingot, which trades as a commodity.

     Aluminum also competes with other materials such as steel, plastic and glass for various applications. Higher or lower aluminum prices tend to make aluminum products less or more competitive with these alternative materials.

PRICING

     Century offers a number of pricing alternatives to its customers which, combined with the Company's metals risk management program, are designed to preserve for the Company prevailing margins for its flat-rolled sheet and plate sales and lock-in a certain level of profitability on its primary aluminum production.

     While the Company's pricing terms vary to accommodate flat-rolled sheet and plate customer requirements, pricing is generally offered on the following bases: (i) a fixed-price basis, which is only used for short or normal lead-time orders, (ii) a "take or pay" basis, where the customer is required to purchase the rolled product in accordance with the contract terms or pay for the primary aluminum forward contract plus an administrative fee, or (iii) an indexed price, where the customer pays an agreed-upon margin above an established index, such as the LME. In 1996, fixed price orders generally represented approximately 50% of these orders, "take or pay" represented 35% of the orders, and the balance was on an indexed pricing basis. "Take or pay" and indexed price terms are relatively recent industry practices, and there can be no assurance that aluminum customers, in general, or Century's customers, in particular, will continue to accept these terms. Century also converts primary aluminum for selected customers on a tolling basis, where it is paid a fee for processing the customer's metal. In 1996, tolled product shipments amounted to 105.7 million pounds, or 19.3% of total sheet and plate shipments, and accounted for revenues of $32.5 million, or 6.0% of total revenues from sheet and plate production. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. Commencing in mid-1994, Century implemented the metals risk management strategies set forth below.

     With respect to its primary aluminum products, Century attempts to assure itself a fixed margin over its primary aluminum production costs through the use of forward sales contracts. With respect to its aluminum sheet and plate sales, Century attempts to assure itself a fixed margin over the market price of primary aluminum and its other aluminum raw material costs through the use of forward purchase contracts.

     Although Century has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the opportunity to benefit from price increases significantly above the forward sales prices. In addition, in cases where Century purchases forward primary aluminum, it may purchase put options to preserve the opportunity to benefit from price decreases.

     Century monitors its overall position, and its metals risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

SALES AND DISTRIBUTION

     Century serves customers principally in the containers and packaging, aerospace, transportation and industrial sectors. Approximately 72% of Century's 1996 sheet and plate shipments were made directly to manufacturers that fabricate the Company's aluminum sheet into finished products. The remaining 28% of the Company's 1996 sheet and plate shipments were to distributors. For the year ended December 31, 1996, Century's ten largest sheet and plate customers accounted for approximately 43% of total sheet and plate sales. There can be no assurance that any of the Company's major customers will continue to purchase their aluminum requirements from the Company at current volumes. For financial information regarding export sales, see Note 15 to the Consolidated Financial Statements.

     Effective January 1, 1996, the Company entered into a one-year sales contract with Glencore Ltd., pursuant to which Glencore Ltd. agreed to purchase approximately 114 million pounds of primary aluminum for shipment during 1996, which approximated the Company's share of the primary aluminum production of the Mt. Holly Facility. In addition, effective January 1, 1996, the Company entered into a one-year Services and Marketing Agreement with Glencore Ltd. pursuant to which Glencore Ltd. furnished training and marketing assistance in connection with Century's ownership of the Mt. Holly Facility. Sales by the Company to the Glencore Group accounted for revenues of $138.7 million for the year ended December 31, 1996 (representing 20.1% of total 1996 revenues). Although the Company expects that it will continue to realize revenue from sales to the Glencore Group in the future, the Company does not have any long-term agreements with the Glencore Group, and, consequently, there can be no assurance that the Company will continue to do business with the Glencore Group in the future.

BACKLOG

     The Company's backlog was approximately $475 million at December 31, 1996, of which approximately 83% will be filled during 1997. The Company's backlog at December 31, 1995 was approximately $497 million.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to increasingly stringent environmental laws and regulations, including those governing air emissions, wastewater discharges, the handling and remediation of hazardous substances and wastes, and employee health and safety. Future environmental laws and regulations, including those under the Clean Air Act, are expected to impose stricter compliance requirements on the aluminum industry in general. There can be no assurance that future capital expenditures and costs for matters relating to environmental control, remediation, monitoring and compliance will not have a material adverse effect on the Company's financial condition, results of operations or liquidity. In addition, in the past, the Company's manufacturing activities (and those of its predecessors) have resulted in environmental impacts requiring remediation by the Company. Pursuant to certain environmental laws, the Company, regardless of fault, may be liable for the costs of remediation of contaminated property or for the amelioration of damage to natural resources. Although the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has planned environmental capital expenditures for the years ending December 31, 1997, 1998 and 1999 of approximately $5.2 million, $3.5 million and $2.0 million, respectively. In addition, the Company expects to incur expenses relating to environmental matters of approximately $8.9 million, $9.6 million and $9.7 million for the years ending December 31, 1997, 1998 and 1999, respectively. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects which may, in addition to improving operations, reduce certain environmental impacts. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Expenditures and Other Contingencies."

     In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on the aluminum industry with respect to air emissions. The Clean Air Act amendments will directly affect the operations of the Company's facilities. However, many of the regulations in connection with these amendments have not been finalized. Those relating to smelters and carbon plants are in draft form, while those relating to casting and fabrication plants have yet to be developed. Consequently, the amount of environmental expenditures that the Company will be required to incur in order to comply with these amendments will depend on the standards and requirements that will be imposed pursuant to these regulations which currently cannot be predicted with certainty. The Company's general capital expenditure plan includes certain projects designed to improve the Company's compliance position with respect to the anticipated requirements of these regulations.

     Pursuant to an order issued in September 1994 under Section 3008(h)(the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Ravenswood is performing remediation measures at a former oil pond area and in connection with cyanide contamination in groundwater, and is conducting a RCRA facility investigation ("RFT") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any other areas that have contamination exceeding certain levels. The Company has completed initial sampling and analysis and has submitted its initial findings to the Environmental Protection Agency ("EPA"). The Company will conduct further field work in mid 1997. The Company anticipates that the RFI will not be completed before late 1997. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Ravenswood, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     The West Virginia Department of Environmental Protection ("DEP") ordered Ravenswood to investigate treatment technology to replace the current wastewater sprayfield and to install such technology by September 1, 1997. Ravenswood has completed the investigation and has proposed alternative technology to the DEP. The DEP has reviewed the proposal and does not object to Ravenswood proceeding with the design and construction of the proposed treatment technology.

     Prior to the Company's acquisition of the Ravenswood facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and, with respect to those conditions, Kaiser will be responsible for the cost of the RFI and required clean-up under the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Ravenswood premises and retains full responsibility for those areas. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all the costs thereof pursuant to the Kaiser Purchase Agreement.

     The Company is aware there has been contamination in the soil and groundwater at the previously-owned Vialco facility. The Company believes that a substantial amount of the contamination migrated from an adjacent facility. The adjacent facility is currently investigating and has installed monitoring wells at the Vialco facility. The Company has removed quantities of contaminated soils from Vialco and transported and disposed of such soils in approved facilities. In addition, it has instituted a bioremediation program which it believes will address the remaining legal requirements with respect to such soils. Pursuant to the contract for sale of the Vialco facility to St. Croix Alumina, L.L.C. ("St. Croix Alumina"), a subsidiary of Alcoa Alumina and Chemicals L.L.C., the Company has retained liability for environmental conditions existing at the time of the sale only to the extent such conditions require remedial action, or give rise to claims, under laws in effect at the time of sale. The Company will not have liability if remediation is required or claims are made due to changes in law after the time of sale. The Company has agreed to indemnify St. Croix Alumina against claims arising from environmental conditions for which the Company has retained liability. The indemnity is capped at $18 million, and any claims under the indemnity must be brought by July 24, 2001. Management of the Company does not believe that the ultimate amount of the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     On February 14, 1995, a suit was brought in the Territorial Court in St. Croix, U.S. Virgin Islands against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd. by three plaintiffs, purportedly on behalf of a class consisting of more than 1000 persons. The proposed class is comprised of residents of Harvey Project, Bethlehem Village, and Estate Profit (residential areas in the vicinity of the Vialco facility) who claim personal injury, property damage and nuisance from pollutants, toxins, dusts, and deleterious fumes, mists, vapors, particulates and/or gases allegedly discharged into the atmosphere since Vialco restarted operations at the Vialco facility in 1989. Plaintiffs also sought a monetary award in an unspecified amount which would create a fund to cover the costs of permanent medical monitoring for members of the proposed plaintiff class. Without admitting to any liability, and in order to put an end to growing defense costs and protracted litigation, Vialco and the plaintiffs have recently agreed to settle this case, subject to Court approval. The Company accrued the expense of settlement in 1996.

RESEARCH AND DEVELOPMENT

     Century performs ongoing process and product development work in coordination with outside laboratories. Company programs have focused on both product and process improvements. The Company has sought to produce new alloys and products to enhance the strength, braze ability and corrosion resistance of brazing sheet, develop tempers and higher gauge ranges for the improvement of existing applications and the development of new applications in the aerospace and tooling markets, and develop enhanced formability non-heat treatable alloys for transportation applications. On the process side, the Company has made efforts in its rolling operations to improve process control through the application of mill models and enhanced diagnostics and in its reduction operations to refine the computer control of pots and to reduce electricity usage by using different anode/stub configurations. Century also participates in a consortium consisting of government research laboratories and other aluminum companies to develop new alloys for use in automotive body applications. Expenditures for third-party research and development totaled $2.6 million, $2.6 million and $2.3 million in 1996, 1995 and 1994, respectively, and are expected to be $2.6 million in 1997.

PATENTS AND TRADEMARKS

     The Company owns a number of patents relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents.

EMPLOYEES AND LABOR RELATIONS

     The Company currently employs approximately 2,180 persons. The present work force is comprised of approximately 1,700 hourly employees, represented by the United Steelworkers of America ("USWA"), and approximately 480 salaried personnel. Ravenswood's hourly employees are currently working under a four and one-half year labor agreement with the USWA which expires on May 31, 1999.

     Century maintains noncontributory defined benefit pension plans and defined contribution 401(k) plans for its salaried and hourly employees. Management has established as a key strategy the improvement of labor relations and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Century's Ravenswood facility houses the Company's principal operations. The facility occupies 105 acres under roof on a site totaling 2,800 acres strategically located on the Ohio River in Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia.

     The Company's reduction facilities at Ravenswood and Mt. Holly have an aggregate annual capacity of approximately 490 million pounds of primary aluminum. Its rolling plant has a production capacity in excess of 600 million pounds per annum.

     The Company's Ravenswood reduction facility, which was built in 1955, has an annual production capacity of approximately 370 million pounds and produces primary aluminum which is alloyed and cast into rolling ingot principally for use by its rolling plant. Approximately 300 million pounds of its primary aluminum production are used to satisfy the primary aluminum requirements of its rolling and plate mills with the balance sold in the form of sow.

     The Mt. Holly Facility was constructed in 1980 by Alumax using Alcoa technology and is the most recently constructed reduction facility in the United States. The Mt. Holly Facility has a total production capacity of approximately 450 million pounds, of which Century owns a 26.67% undivided interest. The remaining undivided interest in the Mt. Holly Facility is owned 50.33% by Alumax of South Carolina, Inc. ("ASC") and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. The Glencore Group is a major shareholder of Sudelektra Holding AG. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     The Company's rolling plant is one of the largest multi-purpose rolling plants in North America. The Company's hot rolling mill processes aluminum ingot for the production of plate as wide as 150 inches and coil as wide as 103 inches. Its 130-inch cold rolling mill, one of the largest in North America, has the capability to produce coils of sheet up to 103 inches wide and up to one-quarter inch thick. Its plate mill includes what the Company believes is the world's largest heavy-duty plate stretcher and a five-axis profiler, affording it the capabilities to produce heavy gauge and uniquely-configured plate products. These capabilities enable it to manufacture value-added products requiring exacting technical and production standards, as well as products within the ATI market with specifications which only it and a limited number of competitors can meet.

     Until September 29, 1995, Century also owned the Bedford Facility, located in Bedford, Indiana, specifically designed for the recycling of used beverage cans and the production of recycled secondary ingot ("RSI"). The Bedford Facility had a production capacity of 150 million pounds per annum. The Company used approximately 35 million pounds of RSI and the remaining output was sold to third parties. In September 1995, Century sold the Bedford Facility to IMCO Recycling Inc. ("IMCO"). As part of such sale, Century and IMCO entered into two toll conversion agreements, pursuant to which IMCO processes scrap provided by Century into RSI for agreed-upon conversion fees.

     Equipment failures at Century's Ravenswood facility could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company. In addition to equipment failures, the facility also is subject to the risk of catastrophic loss. The Company believes that it maintains adequate property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss.

ITEM 3.  LEGAL PROCEEDINGS

     Ravenswood is a named defendant (along with other companies) in approximately 2,300 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. All of the plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Ravenswood facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. In Ravenswood's case, if the plaintiffs' work was performed during the period when Kaiser owned the Ravenswood facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement. In a typical case or consolidated group of cases, Ravenswood turns the complaint over to Kaiser with a demand for defense and indemnity. Kaiser assumes the defense and liability, subject to a reservation of rights against Ravenswood in the event that a plaintiff is shown to have worked at the Ravenswood facility after the time Ravenswood purchased the facility from Kaiser. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Ravenswood facility after Ravenswood purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed during this period of time. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     In August 1994, Ravenswood received a Civil Investigate Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful agreement to restrict the production of primary aluminum. The CID demanded that Ravenswood submit certain documents and information to the Antitrust Division. Ravenswood complied with the CID and has not received any further requests from the Antitrust Division.

     On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Ravenswood Aluminum Corporation and Kaiser Aluminum & Chemical Corporation purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Ravenswood. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. The proposed class has not yet been certified and damages have not been specified. Ravenswood has denied liability and will defend the matter vigorously. While it is impossible to predict the outcome of this litigation, Ravenswood believes the outcome will not have a material adverse effect on its financial condition or liquidity, although it is possible that an adverse outcome could materially affect its results of operations in a given period.

     The Company is a party to various other non-environmental legal proceedings and administrative actions, all of which are of an ordinary or routine nature incidental to the operations of the Company. Although it is impossible to predict the outcome of any legal proceeding, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity. For a description of certain environmental matters involving the Company, see Item 1 "Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                                  BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
         NAME            AGE         DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
-----------------------  ---   -----------------------------------------------------------------
Craig A. Davis.........  56    Chairman and Chief Executive Officer of the Company since August
                               1995; Chairman and Chief Executive Officer of Ravenswood since
                               August 1995; Chairman and acting Chief Executive Officer of
                               Ravenswood from April 1992 through July 1995; Executive of
                               Glencore International and Glencore AG from September 1990 to
                               March 1996 and Director of Glencore International since December
                               1993; former Executive Vice President of Alumax.
Gerald A. Meyers.......  47    President and Chief Operating Officer and Director of Company
                               since August 1995; President and Chief Operating Officer of
                               Ravenswood since January 1993 and Director of Ravenswood since
                               April 1994; Operations Manager of Logan Aluminum (joint venture between Alcan Aluminum Limited and Atlantic Richfield Company)
                               from November 1988 to December 1992; Director, Aluminum
                               Association and West Virginia Chamber of Commerce.
Gerald J. Kitchen......  56    Executive Vice President, General Counsel and Chief
                               Administrative Officer of the Company since September 1995; Vice
                               President, General Counsel and Chief Administrative Officer of
                               Ravenswood since August 1995; Partner (since November 1992) and
                               Counsel (August 1991 through October 1992) of the law firm of
                               Thoits, Love, Hershberger & McLean; private law practice from
                               August 1990 through July 1991; former Vice President and General
                               Counsel of Alumax.
David W. Beckley.......  52    Executive Vice President and Chief Financial Officer of the
                               Company since September 1995; Vice President and Chief Financial
                               Officer of Ravenswood since September 1995; Independent
                               consultant from May 1995 through August 1995; Vice President and
                               Corporate Controller of Alliant Techsystems Inc. (defense
                               contractor) from May 1990 through May 1995.
Steven R. Sedberry.....  41    Vice President, Sales and Marketing, of the Company since August
                               1995; Vice President, Sales and Marketing, of Ravenswood, since
                               January 1994; and National Sales Manager (1992-1994), of Alcoa.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the Nasdaq Stock Market under the Symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the Common Stock since its initial public offering in April 1996.

                                                                      HIGH        LOW
                                                                     -------    -------
        Second Quarter.............................................  $ 16.19    $ 13.38
        Third Quarter..............................................  $ 16.25    $ 13.88
        Fourth Quarter.............................................  $ 17.50    $ 12.50

     The Company declared and paid dividends of $0.15 per share of Common Stock during 1996. The Company has a loan agreement that contains, among other things, restrictions on the payment of dividends by the Company. See Note 4 to the Consolidated Financial Statements.

     At December 31, 1996, there were sixteen holders of record and approximately one thousand beneficial owners of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 1996 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1993 and 1992 are derived from the audited consolidated financial statements of the Company which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                          YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1996        1995        1994        1993        1992
                                          --------    --------    --------    --------    --------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales -- third party customers....  $550,168    $610,722    $474,067    $334,858    $336,775
  Net sales -- related parties..........   138,711     137,260      95,558     112,718      90,144
                                          --------    --------    --------    --------    --------
  Total net sales.......................   688,879     747,982     569,625     447,576     426,919
  Cost of goods sold....................   643,156     654,385     568,810     466,403     441,661
                                          --------    --------    --------    --------    --------
  Gross profit (loss)...................    45,723      93,597         815     (18,827)    (14,742)
  Selling, general and administrative
     expenses...........................    18,614      12,729      11,647      12,942      21,335
                                          --------    --------    --------    --------    --------
  Operating income (loss)...............    27,109      80,868     (10,832)    (31,769)    (36,077)
  Interest expense -- net, others.......    (2,058)     (3,578)     (6,620)     (5,891)     (6,963)
  Interest expense -- net, affiliates...        --        (369)     (2,158)     (9,854)     (6,070)
  Other income..........................        91       1,472         361         233         792
  Net gain on forward contracts.........        --       9,616      11,668          --          --
                                          --------    --------    --------    --------    --------
  Income (loss) from continuing
     operations before income taxes.....    25,142      88,009      (7,581)    (47,281)    (48,318)
  Income tax benefit (expense)..........    (8,902)    (34,502)      1,704      (1,353)     (1,691)
                                          --------    --------    --------    --------    --------
  Income (loss) from continuing
     operations.........................    16,240      53,507      (5,877)    (48,634)    (50,009)
  Income (loss) from discontinued
     operations -- net of income
     taxes..............................       264       5,773       5,769        (360)     (3,338)
                                          --------    --------    --------    --------    --------
  Net income (loss).....................  $ 16,504    $ 59,280    $   (108)   $(48,994)   $(53,347)
                                          ========    ========    ========    ========    ========
  Earnings (loss) per common share and
     common share equivalents:
  Income (loss) from continuing
     operations.........................  $   0.78    $   2.31    $  (0.25)   $  (2.10)   $  (2.16)
  Income (loss) from discontinued
     operations.........................      0.01        0.25        0.25       (0.02)      (0.15)
                                          --------    --------    --------    --------    --------
  Net income (loss).....................  $   0.79    $   2.56    $     --    $  (2.12)   $  (2.31)
                                          ========    ========    ========    ========    ========
  Weighted average common shares and
     common share equivalents:..........    20,857      23,120      23,102      23,120      23,120
BALANCE SHEET DATA (AT PERIOD END):
  Working capital.......................  $166,271    $151,324    $ 17,332    $ 20,433    $  2,985
  Total assets..........................   473,731     538,120     536,463     420,898     425,644
  Long-term debt........................    24,356          --          --      86,250      46,250
  Total debt............................    24,356          --     130,000     176,250     136,250
  Total noncurrent liabilities..........   186,326     178,511     197,556     193,635     182,687
  Total shareholders' equity
     (deficiency).......................   166,478     225,509      76,744     (15,270)     21,857
  Cash dividends declared and paid per
     common share.......................  $   0.15    $     --    $     --    $     --    $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company, including the notes thereto, appearing in Item 8.

OVERVIEW

     The Company is an integrated manufacturer of primary aluminum and a broad range of value-added and specialized flat-rolled sheet and plate products. The Company's net sales are derived from the sale of primary aluminum and flat-rolled sheet and plate aluminum products and from the tolling of primary aluminum and scrap into rolled products. The Company sells rolled products either directly to customers, in which case revenues and cost of goods sold include metal costs, or as a toll, in which case the customer provides the metal and the Company's revenues and cost of goods sold do not include metal costs.

     The aluminum industry is highly cyclical and the market price of primary aluminum (which trades as a commodity) is determined by worldwide supply and demand conditions, and as such, is highly volatile. For example, the cash price for primary aluminum traded on the LME averaged $0.68, $0.82, and $0.67 per pound for the years 1996, 1995, and 1994, respectively. In turn, prices of flat-rolled sheet and plate aluminum products have reflected this volatility, as well as fluctuations attributable to general and industry-specific economic conditions, which affect the Company's volume and mix of sheet and plate products sold.

     Of the approximately 370 million pounds of primary aluminum produced at the Company's Ravenswood reduction facility in 1996, the Company utilized approximately 300 million pounds for its flat-rolled operations, with the balance sold primarily to the Glencore Group and third parties at market prices. The Company's interest in the Mt. Holly Facility amounted to approximately 114 million pounds of primary aluminum production in 1996. Prior to January 1, 1996, all of the Company's production capacity at the Mt. Holly Facility was used to process alumina pursuant to tolling agreements between the Company and Glencore Ltd. Effective January 1, 1996, the Company entered into a one-year sales contract with Glencore Ltd., pursuant to which Glencore Ltd. agreed to purchase approximately 114 million pounds of primary aluminum for shipment during 1996. In addition, effective January 1, 1996, the Company entered into a one-year Services and Marketing Agreement, pursuant to which Glencore Ltd. trained Century personnel and furnished marketing assistance to enable Century to take over the operations and activities which had been carried out by the Glencore Group in connection with its ownership interest in the Mt. Holly Facility and the marketing of the Company's share of the primary aluminum production from that facility.

     The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, aluminum scrap, coal tar pitch, petroleum coke, aluminum fluoride and electricity. The market price of alumina has been volatile from time to time. From 1992 through 1995, Century purchased its alumina requirements from Glencore Ltd. at variable prices tied to the market price of primary aluminum. On July 24, 1995, Century entered into a long-term fixed-price alumina supply contract with Alcoa L.L.C. and Alcoa Australia. Pursuant to the supply agreement, since January 1, 1996, Century has paid a fixed price for alumina, subject to fixed annual price increases of approximately 2.5% through 2001. Although the Company produces the primary aluminum metal required by its rolling operations, Century purchases significant amounts of aluminum scrap in the open market. The market price for aluminum scrap closely follows the price of primary aluminum and has been subject to significant cyclical price fluctuations.

     The Company uses significant amounts of electricity in the aluminum reduction process. To fulfill its power requirements at the Ravenswood facility, during the years 1994 and 1995, and through June 30, 1996, the Company purchased electricity from Ohio Power at a price based principally upon Ohio Power's costs of production. Under this agreement, Century's price for electricity decreased if the LME primary ingot price was less than certain specified levels and increased, limited to the extent of cumulative net decreases, if the LME primary ingot price was greater than certain specified levels. The Company and the same public utility have signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. Under this agreement, it will pay a fixed price for electricity used. However, for the period from July 1, 1996 through

July 31, 1998, if the LME primary ingot price were to exceed certain specified levels, the price for electricity used would increase, to the extent of cumulative net price decreases under the previous contract with the same utility. The Public Utilities Commission of Ohio has approved the agreement. Since, under the terms of the new agreement, the power rate will be fixed, the Company's margins could be adversely affected if aluminum prices decrease.

     With respect to its labor costs, in 1992, the Company established a progress sharing plan for eligible union employees, providing for contributions of 10% of Ravenswood's pre-plan, after-tax income (as defined) for each plan year through 1997 when the plan terminates. On November 30, 1994, the Company entered into a new four and one-half year labor contract with its hourly workers. This agreement will expire on May 31, 1999. The agreement calls for increases in hourly wages in 1996, 1997 and 1998. Each of the three yearly wage increases will result in increased wage costs of approximately 2.0%. Additionally, there is a cost-of-living adjustment equal to one cent per hour for each full .3% change in the Consumer Price Index published by the U.S. Department of Labor's Bureau of Labor Statistics.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                                 PERCENTAGE OF NET SALES
                                                              -----------------------------
                                                              1996        1995        1994
                                                              -----       -----       -----
    Net sales...............................................  100.0%      100.0%      100.0%
    Cost of goods sold......................................   93.4        87.5        99.9
                                                              -----       -----       -----
      Gross profit..........................................    6.6        12.5         0.1
    Selling, general and administrative expenses............    2.7         1.7         2.0
                                                              -----       -----       -----
      Operating income (loss)...............................    3.9        10.8        (1.9)
    Interest expense -- net.................................   (0.2)       (0.5)       (1.5)
    Other income............................................     --         0.2         0.1
    Net gain on forward contracts...........................     --         1.3         2.0
                                                              -----       -----       -----
    Income (loss) from continuing operations before income
      taxes.................................................    3.7        11.8        (1.3)
    Income tax benefit (expense)............................   (1.3)       (4.6)        0.3
                                                              -----       -----       -----
    Income (loss) from continuing operations................    2.4%        7.2%       (1.0)%
                                                              =====       =====       =====

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                      FLAT-ROLLED SHEET                            PRIMARY
                                     AND PLATE PRODUCTS                           ALUMINUM
                            -------------------------------------   -------------------------------------
                                DIRECT(1)             TOLL              DIRECT(1)             TOLL
                            -----------------   -----------------   -----------------   -----------------
                            POUNDS    $/POUNDS  POUNDS    $/POUNDS  POUNDS    $/POUNDS  POUNDS    $/POUNDS
                            -------   -------   -------   -------   -------   -------   -------   -------
                                                        (POUNDS IN THOUSANDS)
1996
  First Quarter...........  115,708    $1.17     20,936    $0.32     46,774    $0.79         --       --
  Second Quarter..........  113,333    $1.15     34,887    $0.29     31,349    $0.80         --       --
  Third Quarter...........  104,146    $1.14     29,396    $0.32     36,702    $0.78         --       --
  Fourth Quarter..........  109,626    $1.09     20,493    $0.31     78,540    $0.75         --       --
          Total...........  442,813    $1.14    105,712    $0.31    193,365    $0.77         --       --
1995
  First Quarter...........  119,961    $1.27     27,284    $0.31     14,434    $0.84     26,032    $0.69
  Second Quarter..........  110,962    $1.29     35,132    $0.36     18,480    $0.76     29,170    $0.74
  Third Quarter...........   97,672    $1.27     35,204    $0.37     16,525    $0.76     26,609    $0.69
  Fourth Quarter..........  109,373    $1.24     26,790    $0.35     27,637    $0.72     28,230    $0.70
          Total...........  437,968    $1.27    124,410    $0.35     77,076    $0.76    110,041    $0.71
1994
  First Quarter...........  111,862    $0.87      3,499    $0.27     23,647    $0.54     28,508    $0.42
  Second Quarter..........  135,449    $0.88      4,525    $0.27     21,909    $0.58     28,161    $0.50
  Third Quarter...........  126,113    $0.93      3,788    $0.31      9,900    $0.65     26,171    $0.53
  Fourth Quarter..........  134,347    $0.99      2,382    $0.37      7,262    $0.75     29,083    $0.59
          Total...........  507,771    $0.92     14,194    $0.30     62,718    $0.59    111,923    $0.51

---------------
(1) Does not include materials and products processed by the Company for a fee ("tolling") and forward sales contracts without physical delivery.

     Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales. Net sales decreased $59.1 million (or 7.9%) in 1996 to $688.9 million from $748.0 million in 1995. The lower sales revenues are principally attributable to the influence of the primary aluminum market on fabricated aluminum sales prices. Lower realized prices for the direct sheet and plate shipments accounted for $56.8 million of 1996 revenue decline. Sheet and plate direct shipments increased by 4.8 million pounds in 1996 to 442.8 million pounds, while sheet and plate toll shipments decreased 18.7 million pounds to
105.7 million pounds. Revenue increases from the increased direct sheet and plate shipments were offset by revenue decreases from the sheet and plate toll shipments. Primary aluminum shipments increased 6.2 million pounds in 1996 to
193.4 million pounds. The additional volume increased net revenue by $4.4 million compared to 1995. No primary aluminum was tolled at Berkeley in 1996, while in 1995, all of Berkeley's sales were through a tolling arrangement. Thus, despite the drop in primary aluminum prices in 1996, the switch from toll to direct at Berkeley caused the net revenues from primary aluminum to increase $8.4 million over 1995 levels. Lower realized prices on sheet and plate toll shipments and the loss of revenue due to the sale of the Bedford Facility (see footnote 11 to the Consolidated Financial Statements) account for the remainder of the revenue decreases.

     Cost of Goods Sold. Total cost of goods sold were reduced by $11.2 million to $643.2 million in 1996, primarily due to lower costs for purchased scrap attributable to the influence of the primary aluminum market.

     Gross Profit. As described above, lower net sales caused gross profit to decrease $47.9 million in 1996. As a result, gross profit was 6.6% of net sales in 1996 compared to 12.5% in 1995.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to $18.6 million in 1996 from $12.7 million in 1995. Contributing to this increase were additional costs Century experienced to operate as a public company. In addition, during the fourth quarter of 1996, the Company recorded charges of $2.7 million for certain environmental matters and an increased provision for doubtful accounts.

     Interest Expense. Interest expense decreased $1.8 million during 1996 to $2.1 million from $3.9 million during 1995. This decrease was primarily due to lower average borrowings outstanding during 1996.

     Net Gain on Forward Contracts. During 1995, the Company entered into a series of forward sales contracts which had the effect of offsetting the metal it was obligated to acquire under a forward purchase contract entered into during the year ended December 31, 1994. As a result, the Company recognized gains of $9.6 million relating to these contracts in 1995. During 1996, the Company had no similar transactions.

     Income Taxes. The Company's income tax expense in 1996 was 35% of income from continuing operations before income taxes, as compared to income tax expense of 39% in 1995. The decrease in rates is caused by permanent differences between recorded tax expense and statutory tax expense.

     Income from Discontinued Operations. Prior to March 28, 1996, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations. These discontinued operations were distributed in the form of a pro rata redemption of shares on March 28, 1996. Income in 1996 from discontinued operations decreased $5.5 million from the 1995 level due primarily to the inclusion of the discontinued operations for only three months during 1996.

     Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales. Net sales increased $178.4 million (or 31.3%) in 1995 to $748.0 million from $569.6 million in 1994. The following are the principal reasons for the increase. Higher realized prices for flat-rolled sheet and plate products and primary aluminum increased sales by $175.6 million. Higher realized prices for sheet and plate tolling and primary tolling increased sales by $28.1 million. Increased sheet and plate tolling shipments increased sales by $32.6 million and increased primary metal shipments increased sales by $8.5 million. Lower direct sheet and plate shipments decreased sales by $65.5 million. Lower primary tolling shipments decreased sales by $1.0 million. Average realized sheet and plate prices for direct sales were 37.9% higher in 1995 as compared to 1994. Average realized primary aluminum prices for direct sales were 28.0% higher in 1995 as compared to 1994. Tolling fees per pound of primary metal increased by 38.2% in 1995 as compared to 1994. Sheet and plate toll shipments increased by 110.2 million pounds in 1995, from 14.2 million pounds to 124.4 million pounds, and direct shipments decreased by 69.8 million pounds, from
507.8 million to 438.0 million, representing an increase of 7.7% for total sheet and plate shipments, bringing sheet and plate shipments in 1995 to 562.4 million pounds from 522.0 million pounds in 1994.

     Cost of Goods Sold. Total cost of goods sold increased $85.6 million (or 15.0%) in 1995 to $654.4 million from $568.8 million in 1994. This increase was due to higher volumes and increased net metal costs. Cost of goods sold as a percentage of net sales, however, decreased to 87.5% from 99.9%, due to the Company's ability to increase prices for its aluminum products.

     Gross Profit (Loss). As a result of the changes in net sales and cost of goods sold, gross profit increased $92.8 million in 1995 to $93.6 million from $.8 million in 1994. Gross profit represented 12.5% of net sales in 1995 compared to .1% of net sales in 1994.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.1 million (or 9.5%) in 1995 to $12.7 million from $11.6 million in 1994. This increase was primarily due to expenses incurred in connection with the $50 Million Receivables Financing Facility and the $42 Million Revolving Credit Facility.

     Interest Expense. Interest expense decreased $4.9 million in 1995 to $3.9 million from $8.8 million in 1994. This decrease was due to a reduction in borrowings in 1995, partially offset by an increase in interest rates.

     Other Income. Other income increased $1.1 million in 1995 to $1.5 million from $.4 million in 1994. This increase was primarily due to a gain of $3.7 million realized on the sale of the Bedford Facility, partially offset by the loss recognized on the sale of receivables.

     Net Gain on Forward Contracts. During 1995, the Company entered into a series of forward sales contracts which had the effect of offsetting the metal it was obligated to acquire under a forward purchase contract entered into during the year ended December 31, 1994. As a result, the Company recognized gains of $9.6 million relating to these contracts in 1995. In 1994, the Company entered into a purchase contract to cover a portion of its expected 1995 sheet and plate sales. As a result, an $11.7 million gain was recorded in 1994.

     Income Taxes. The Company's income tax expense in 1995 was 39% of income from continuing operations before income taxes, as compared to an income tax benefit of 22% in 1994. During 1994, an increase in the tax valuation allowance resulted in the 1994 tax benefit being less than the tax benefit computed at the statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $166.3 million and $151.3 million at December 31, 1996 and 1995, respectively. The Company's liquidity requirements arose primarily from working capital requirements and capital investments.

     The Company's statements of cash flows for the years indicated are summarized below:

                                                           1996         1995         1994
                                                         --------     --------     --------
                                                               (DOLLARS IN THOUSANDS)
    Net cash from (used in) operating activities.......  $  8,438     $ 81,878     $(25,178)
    Net cash from (used in) investing activities.......   (72,592)      49,077      (19,866)
    Net cash from (used in) financing activities.......    21,356      (90,000)      40,000
                                                         --------     --------     --------
    Increase (decrease) in cash........................  $(42,798)    $ 40,955     $ (5,044)
                                                         ========     ========     ========

     Net cash flows from operating activities were $8.4 million and $81.9 million during 1996 and 1995, respectively. Lower net income and increased pension contributions in 1996 caused the cash flow from operations to decrease from the 1995 amount. Cash flow in 1995 benefited from net income and the sale of accounts receivable, (See Footnote 4 to the Consolidated Financial Statements) partially offset by an increased level of accounts receivable to support the Company's growth in net sales. Cash used in operating activities in 1994 of $25.2 million was due to cash used to fund the Company's net losses and cash used to fund the increased levels of inventories and accounts receivable required to support the Company's growth in net sales.

     The Company's investing activities included capital expenditures for property, plant and equipment. In addition, investing activities included cash used for the purchase of accounts receivable and cash used in entities in unrelated businesses that are presented as discontinued operations. Capital expenditures were $20.6 million, $13.2 million and $11.3 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. In 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities. The cash invested in the activities of the discontinued operations amounted to $0, $5.3 million and $8.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. In addition, the Company received in 1995, $60.0 million and $8.5 million for the sale of Vialco assets and the Bedford Facility, respectively. Capital expenditures for 1997 are expected to be approximately $40.0 million and will be principally related to capacity expansion, upgraded production equipment, maintenance of facilities and compliance with environmental requirements.

     The Company contemplates spending approximately $174 million for capital expenditures for projects between 1997 and 2001. Included in these expenditures are plans to invest $28 million in a project that will double the heat-treated plate production capacity.

     Net cash flows from financing activities were $21.4 million and $40.0 million in 1996 and 1994, respectively. Net cash flows used in financing activities were $90.0 million for 1995.

     On January 30, 1996, Ravenswood, Berkeley and Bank of America Business Credit, Inc ("Bank of America") entered into an agreement, as amended through February 7, 1997, pursuant to which Bank of America is providing Ravenswood and Berkeley a three-year, $150 million Bank Revolving Credit Facility ("Facility"). The interest rate is, at the Company's election, (i) the Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the attainment of certain financial ratios. Borrowings of $24.4 million as of December 31, 1996 under the Facility are collateralized by all of Ravenswood's and Berkeley's inventory and receivables and are guaranteed by the Company.

     Under the terms of the Facility, as amended, the Company is required to meet certain financial covenants. Based on its current financial condition and internal forecasts through the end of 1997, the Company believes that it will be in compliance with all covenants.

     Pursuant to the requirements of ERISA, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") relating to its initial public offering and the resultant disaffiliation of Ravenswood from the Glencore Group. After discussions with the PBGC, the Company entered into an agreement with the PBGC (the "PBGC Agreement") on January 23, 1996, and made additional cash contributions of $20.0 million to its pension plan for hourly employees in 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6.0 million, $7.0 million and $7.0 million, respectively, above the minimum required contribution under Section 412 of the Internal Revenue Code for such years. As of December 31, 1996, the aggregate actuarial present value of accumulated benefit obligations in both plans exceeded the value of plan assets by approximately $45.6 million, as determined under Statement of Financial Accounting Standards ("SFAS") No. 87. The Company has also granted to the PBGC a first priority security interest in (i) the property, plant and equipment at its Ravenswood facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50 million of the property, plant and equipment of any business or businesses that the Company acquires. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley. The PBGC Agreement will terminate if (a) the Company's termination liabilities under ERISA for its two pension plans are less than $10.0 million or (b) if, after December 31, 2000, the Company has made the payments required by the PBGC Agreement and (i) the unsecured debt of the Company is rated BBB- or better by Standard & Poor's and Baa3 or better by Moody's, (ii) the Company has obtained certain agreed-upon private ratings on a hypothetical issue of unsecured debt, or (iii) the Company meets certain financial performance criteria.

     The Company has provided a $27.5 million letter of credit to insure its performance under the Owners Agreement governing the Mt. Holly Facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

     The Company believes that cash flows from operations and funds available under the Facility will be sufficient to fund its working capital requirements, capital expenditures, pension funding and debt service requirements in the near term and for the foreseeable future.

METALS RISK MANAGEMENT

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. Commencing in mid-1994, the Company implemented the metals risk management strategies set forth below.

     With respect to its primary aluminum products, the Company attempts to assure itself a fixed margin over its primary aluminum production costs through the use of forward sales contracts. With respect to its aluminum sheet and plate sales, the Company attempts to assure itself a fixed margin over the market price of primary aluminum and its other aluminum raw material costs through the use of forward purchase contracts.

     Pursuant to the foregoing strategy, the Company had fixed price commitments to sell 407.6 million pounds and 226.2 million pounds of primary and scrap aluminum and aluminum sheet and plate products at December 31, 1996 and December 31, 1995, respectively. Forward purchase contracts for approximately 27.9 million pounds and 40.0 million pounds of primary aluminum at December 31, 1996 and December 31, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses. The resultant charges were $6.7 million and $0.9 million for the years ended December 31, 1996 and 1995, respectively. In addition, as of December 31, 1996, the Company had entered into forward sales contracts with Glencore Ltd. for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require that such contracts be marked to market. As of December 31, 1996, the Company deferred unrealized losses of $7.7 million on such contracts. As of December 31, 1995, the Company had entered into forward sales contracts with Glencore Ltd. for 107 million pounds of primary aluminum and deferred $0.3 million in unrealized gains on these contracts. Effective January 1, 1996, these forward sales contracts were closed and replaced with a sales contract with Glencore Ltd. pursuant to which Glencore Ltd. agreed to purchase 114 million pounds of primary aluminum for physical delivery during 1996.

     During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with Glencore to cover a portion of its 1995 sheet and plate product sales. During the year ended December 31, 1995, the Company entered into forward sales contracts with Glencore which had the effect of offsetting the metal it was obligated to acquire under the forward purchase contract. For the years ended December 31, 1995 and 1994, the Company recognized net gains of $9.6 million and $11.7 million, respectively, related to these contracts.

     Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the opportunity to benefit from price increases significantly above the forward sales prices. In addition, in cases where the Company purchases forward primary aluminum, it may purchase put options to preserve the opportunity to benefit from price decreases.

     Century monitors its overall position, and its metals risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century and, in the past, were subject to the review of the Glencore Group. Prior to Century becoming a public company, substantially all of its forward contracts were with Glencore Ltd., which did not require margin deposits. The Company continues to conduct its metals risk management activities through the Glencore Group and third parties, who do not require margin deposits.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. Capital expenditures for environmental control for the years ended December 31, 1996, 1995 and 1994 were approximately $0.7 million, $2.2 million and $0.5 million, respectively, and operating expenses relating to environmental matters were approximately $7.0 million, $8.3 million and $9.5 million for the same years. The Company has planned environmental capital expenditures for the years ending December 31, 1997, 1998 and 1999 of approximately $5.2 million, $3.5 million and $2.0 million, respectively. In addition, the Company expects to incur expenses relating to environmental matters of approximately $8.9 million, $9.6 million and $9.7 million for the years ending December 31, 1997, 1998 and 1999, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Item 1 "Environmental Matters."

     The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or liquidity, although it is possible that an adverse outcome in the lawsuit by a proposed class of salaried employees and retirees of Ravenswood could materially affect the results of operations in a given period. See Item 3 "Legal Proceedings."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                       PAGE
                                                                                       -----
Independent Auditors' Report.........................................................     21
Consolidated Balance Sheets at December 31, 1996 and 1995............................     22
Consolidated Statements of Operations for the Years Ended December 31, 1996, 1995 and
  1994...............................................................................     23
Consolidated Statements of Shareholders' Equity (Deficiency) for the Years Ended
  December 31, 1996, 1995 and 1994...................................................     24
Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and
  1994...............................................................................     25
Notes to the Consolidated Financial Statements.......................................  26-45

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 11, 1997

                            CENTURY ALUMINUM COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                            ASSETS
CURRENT ASSETS:
  Cash.................................................................  $    112     $ 42,910
  Restricted cash equivalents..........................................     5,801        6,585
  Accounts receivable, trade -- net....................................    89,283       58,595
  Due from affiliates..................................................    12,681       16,188
  Inventories..........................................................   176,149      159,856
  Prepaids and other assets............................................     3,172        1,290
                                                                         --------     --------
          Total current assets.........................................   287,198      285,424
PROPERTY, PLANT AND EQUIPMENT -- NET...................................   176,135      173,046
OTHER ASSETS...........................................................    10,398        7,379
NET ASSETS OF DISCONTINUED OPERATIONS..................................        --       72,271
                                                                         --------     --------
          TOTAL........................................................  $473,731     $538,120
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade..............................................  $ 31,341     $ 37,687
  Due to affiliates....................................................    22,666       14,721
  Accrued and other current liabilities................................    27,429       31,193
  Accrued employee benefits costs -- current portion...................    39,491       50,499
                                                                         --------     --------
          Total current liabilities....................................   120,927      134,100
                                                                         --------     --------
REVOLVING TERM LOAN....................................................    24,356           --
ACCRUED PENSION BENEFITS COSTS -- Less current portion.................    26,616       45,560
ACCRUED POSTRETIREMENT BENEFITS COSTS -- Less current portion..........   112,551      106,002
OTHER LIABILITIES......................................................    22,803       26,949
                                                                         --------     --------
          Total noncurrent liabilities.................................   186,326      178,511
                                                                         --------     --------
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS' EQUITY:
  Common Stock (one cent par value, 50,000,000 shares authorized,
     20,000,000 and 23,120,000 shares outstanding at December 31, 1996
     and 1995, respectively)...........................................       200          231
  Additional paid-in capital...........................................   161,953      232,257
  Retained earnings (deficit)..........................................     4,325       (6,979)
                                                                         --------     --------
          Total shareholders' equity...................................   166,478      225,509
                                                                         --------     --------
          TOTAL........................................................  $473,731     $538,120
                                                                         ========     ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
NET SALES:
  Third-party customers......................................  $550,168    $610,722    $474,067
  Related parties............................................   138,711     137,260      95,558
                                                               --------    --------    --------
                                                                688,879     747,982     569,625
COST OF GOODS SOLD...........................................   643,156     654,385     568,810
                                                               --------    --------    --------
GROSS PROFIT.................................................    45,723      93,597         815
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.................    18,614      12,729      11,647
                                                               --------    --------    --------
OPERATING INCOME (LOSS)......................................    27,109      80,868     (10,832)
INTEREST EXPENSE -- Net:
  Others.....................................................    (2,058)     (3,578)     (6,620)
  Affiliates.................................................        --        (369)     (2,158)
OTHER INCOME.................................................        91       1,472         361
NET GAIN ON FORWARD CONTRACTS................................        --       9,616      11,668
                                                               --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES......................................................    25,142      88,009      (7,581)
INCOME TAX BENEFIT (EXPENSE).................................    (8,902)    (34,502)      1,704
                                                               --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS.....................    16,240      53,507      (5,877)
INCOME FROM DISCONTINUED OPERATIONS -- Net of income taxes...       264       5,773       5,769
                                                               --------    --------    --------
NET INCOME (LOSS)............................................  $ 16,504    $ 59,280    $   (108)
                                                               ========    ========    ========
EARNINGS (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENT:
  Income (loss) from continuing operations...................  $   0.78    $   2.31    $  (0.25)
  Income from discontinued operations........................       .01         .25         .25
                                                               --------    --------    --------
  Net income.................................................  $   0.79    $   2.56    $     --
                                                               ========    ========    ========
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE
  EQUIVALENTS................................................    20,857      23,120      23,120
                                                               ========    ========    ========
CASH DIVIDENDS DECLARED AND PAID PER COMMON SHARE............  $   0.15    $     --    $     --
                                                               ========    ========    ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                             (DOLLARS IN THOUSANDS)

                                                                ADDITIONAL                      TOTAL
                                                 ADDITIONAL      MINIMUM       RETAINED     SHAREHOLDERS'
                                      COMMON      PAID-IN        PENSION       EARNINGS        EQUITY
                                      STOCK       CAPITAL       LIABILITY      (DEFICIT)    (DEFICIENCY)
                                      ------     ----------     ----------     --------     -------------
BALANCE, DECEMBER 31, 1993..........   $231       $  54,729      $ (4,079)     $(66,151)      $ (15,270)
  Net loss..........................                                               (108)           (108)
  Reduction of additional minimum
     pension liability..............                                3,959                         3,959
  Conversion of subordinated debt...                 86,250                                      86,250
  Capital contribution..............                  1,913                                       1,913
                                       ----        --------       -------      --------        --------

BALANCE, DECEMBER 31, 1994..........    231         142,892          (120)      (66,259)         76,744
  Net income........................                                             59,280          59,280
  Reduction of additional minimum
     pension liability..............                                  120                           120
  Conversion of debt outstanding
     under revolving credit
     facility.......................                 40,000                                      40,000
  Contribution of Vialco net
     assets.........................                 48,915                                      48,915
  Capital contribution..............                    450                                         450
                                       ----        --------       -------      --------        --------

BALANCE, DECEMBER 31, 1995..........    231         232,257                      (6,979)        225,509
  Net income........................                                             16,504          16,504
  Dividends.........................                                             (3,000)         (3,000)
  Special distribution of
     discontinued operations........    (31)        (70,304)           --        (2,200)        (72,535)
                                       ----        --------       -------      --------        --------

BALANCE, DECEMBER 31, 1996..........   $200       $ 161,953      $     --      $  4,325       $ 166,478
                                       ====        ========       =======      ========        ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                             1996          1995          1994
                                                           ---------     ---------     --------
CASH FLOWS FROM (USED IN) OPERATIONS:
  Net income (loss)......................................  $  16,504     $  59,280     $   (108)
  Adjustments to reconcile net income (loss) to net cash
     from (used in) operating activities:
     Depreciation and amortization.......................     18,009        17,709       17,151
     Deferred income tax.................................     (7,921)        8,908       (2,901)
     Pension and other postretirement benefits...........    (23,932)         (373)      10,366
     Workers' compensation...............................      1,469        (1,003)       2,688
     Gain on sale of facilities and equipment............         --        (3,744)          --
     Non-cash portion of net gain on forward contracts...         --            --      (11,668)
     Inventory market writedowns (reversals).............        519            --      (39,000)
     Income from discontinued operations.................       (264)       (5,773)      (5,769)
     Change in working capital items:
       Accounts receivable, trade -- net:
          Sale of receivables............................         --        50,000           --
          Other..........................................     19,312       (22,336)     (41,262)
       Due from affiliates...............................      3,507         4,638        1,513
       Inventories.......................................    (16,812)          752      (17,034)
       Prepaids and other assets.........................     (1,882)         (835)         400
       Income taxes receivable...........................         --            --        2,970
       Accounts payable, trade...........................     (6,346)        7,442        9,706
       Due to affiliates.................................      7,945       (25,300)      24,042
       Accrued and other current liabilities.............     (3,764)      (10,804)      26,341
     Other -- net........................................      2,094         3,317       (2,613)
                                                           ---------     ---------     --------
  Net cash from (used in) operating activities...........      8,438        81,878      (25,178)
                                                           ---------     ---------     --------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Purchase of accounts receivables....................    (50,000)           --           --
     Purchase of property, plant and equipment...........    (20,561)      (13,229)     (11,260)
     Investment in Mt. Holly.............................     (2,815)           --           --
     Proceeds from the sale of Vialco assets.............         --        60,000           --
     Proceeds from the sale of Bedford facility..........         --         8,500           --
     Restricted cash deposits............................        784          (935)          --
     Investment in discontinued operations...............         --        (5,259)      (8,606)
                                                           ---------     ---------     --------
  Net cash from (used in) investing activities...........    (72,592)       49,077      (19,866)
                                                           ---------     ---------     --------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Borrowings..........................................    200,833        42,000       81,000
     Repayment of borrowings.............................   (176,477)     (132,000)     (41,000)
     Dividends...........................................     (3,000)           --           --
                                                           ---------     ---------     --------
  Net cash from (used in) financing activities...........     21,356       (90,000)      40,000
                                                           ---------     ---------     --------
NET INCREASE (DECREASE) IN CASH..........................    (42,798)       40,955       (5,044)
CASH, BEGINNING OF YEAR..................................     42,910         1,955        6,999
                                                           ---------     ---------     --------
CASH, END OF YEAR........................................  $     112     $  42,910     $  1,955
                                                           =========     =========     ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation -- Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility and an aluminum fabrication facility in Ravenswood, West Virginia. Ravenswood, through its wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility. As of December 31, 1996, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned 50.33% by Alumax of South Carolina, Inc. ("ASC") and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. Glencore International AG ("Glencore" and together with its subsidiaries, the "Glencore Group") is a major shareholder of Sudelektra Holding AG. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     The Company produces primary aluminum products and manufactures aluminum sheet and plate products.

     As explained in Note 10, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations because the Company made a special distribution, in the form of a pro rata redemption of shares of its then current shareholders, comprised of these holdings effective March 28, 1996. The disclosures herein relate to continuing operations, unless otherwise indicated.

     Prior to April 1996, the Company was an indirect, wholly-owned subsidiary of Glencore. In April 1996, the Company completed an initial public offering of its common stock. At December 31, 1996, the Glencore Group owned 39.6% of Century's common shares outstanding.

     Prior to 1996, Ravenswood and Berkeley operated as separate entities, under the control of Glencore. As explained in Notes 4, 13 and 14, these two companies have had significant related party transactions with Glencore Ltd. and its affiliates. Glencore Ltd. is a U.S. branch of Glencore AG, which in turn, is wholly-owned by Glencore.

     On April 26, 1995, Glencore completed a restructuring of holdings within its controlled group which resulted in the organization of the Company in its present form. This restructuring has been accounted for as a transfer of interests among companies under the common control of Glencore and, as a result, the assets and liabilities of Ravenswood have been accounted for at historical cost. The accompanying financial statements have been prepared on a consolidated basis for all periods presented in a manner similar to that in pooling of interests accounting. Transactions in the separate shareholders' equity accounts of Ravenswood and Berkeley prior to completion of the restructuring are included in additional paid-in capital of the Company.

     Also on April 26, 1995, Berkeley and Virgin Islands Alumina Corporation ("Vialco"), whose principal asset was an inactive alumina refinery in the United States Virgin Islands (see Note 11), became subsidiaries of Ravenswood. Substantially all of Vialco's assets were sold to an unrelated buyer on July 24, 1995. The difference between the assets and liabilities of Vialco was recorded as additional paid-in capital.

     The Company's historical results of operations included in the accompanying consolidated financial statements may not be indicative of the results of operations to be expected in the future.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Principles of Consolidation -- The consolidated financial statements include the accounts of Century Aluminum Company and its subsidiaries, after elimination of all significant intercompany transactions and accounts. Berkeley's interest in the Mt. Holly partnership is accounted for under the equity method. There are no material undistributed earnings in the Mt. Holly partnership.

     Revenue -- Revenue is recognized when title passes to customers in accordance with contract terms, which may precede or coincide with shipments to customers. Included in net sales are tolling fees which the Company earns from smelting, casting and fabricating material supplied by third-party customers and related parties. Net sales include tolling fees of $32,480, $132,017 and $66,314 for the years ended December 31, 1996, 1995 and 1994, respectively. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

     Cash and Restricted Cash Equivalents -- Cash and restricted cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash and restricted cash equivalents approximates fair value.

     Accounts Receivable -- The accounts receivable, trade are net of an allowance for uncollectible accounts of $1,700 and $700 at December 31, 1996 and 1995, respectively.

     Inventories -- Alumina and aluminum inventories are stated at the lower-of-cost (using the last-in, first-out ("LIFO") method) or market. The remaining inventories (operating and other supplies) are valued at the lower of average cost or market.

     Property, Plant and Equipment -- Property, plant and equipment is stated at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in earnings. Maintenance and repairs are expensed as incurred. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

        Buildings and improvements..................................     14 to 40 years
        Machinery and equipment.....................................      5 to 22 years

     During 1996, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This standard, among other things, requires entities to review long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The adoption of this standard did not have a material effect on the Company's financial position, results of operations or cash flows.

     Other Assets -- Other assets consist primarily of the pension asset recognized in accordance with SFAS No. 87, "Employers' Accounting for Pensions", the Company's investment in the Mt. Holly partnership and deferred tax assets.

     Income Taxes -- The Company accounts for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In valuing deferred tax assets, the Company uses judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, including the lack of historical earnings, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Interest Expense -- Net -- The Company does not have significant interest income. Interest incurred in the construction of qualifying assets is capitalized as a component of the construction costs.

     Postemployment Benefits -- The Company provides certain postemployment benefits to former and inactive employees and their dependents during the period following employment but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The statement requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

     Fixed-Price Commitments and Forward Contracts -- The Company has entered into various fixed-price commitments to purchase alumina and primary aluminum and to sell primary and scrap aluminum and aluminum sheet and plate products. Unrealized losses (and recoveries of previously recognized unrealized losses) on fixed-price commitments are recognized as adjustments to cost of goods sold in the period in which they arise. Gains on such commitments are recognized when the ultimate sale is completed or the Company receives a cash settlement payment to cancel a commitment.

     The Company also enters into forward contracts, principally with Glencore Ltd., to hedge fixed-price purchase and sale commitments and inventory positions ("specific contracts") and to cover expected future sales and to otherwise manage the Company's exposure to changing prices ("general contracts"). Unrealized gains and losses on those specific contracts that qualify for hedge accounting are deferred and recognized as adjustments to the carrying value of the item being hedged. Unrealized gains and losses on general contracts and those specific contracts that do not satisfy the technical requirements for hedge accounting are recognized in income in the period in which they arise.

     Financial Instruments -- The Company's financial instruments (principally receivables, payables, debt and certain forward contracts) are carried at amounts which approximate fair value.

     Concentration of Credit Risk -- Financial instruments, in addition to forward contracts, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly-rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions and markets. The Company routinely assesses the financial strength of its customers but generally does not require collateral to support trade receivables.

     Use of Estimates -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Share and Per Share Information -- Earnings (loss) per share amounts are determined based on net income (loss) and the weighted average number of common shares and common share equivalents outstanding during the period. Share and per share information give retroactive effect to a 40,000 for 1 split of the Company's common stock (see Note 7).

     Stock-Based Compensation -- During 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", but as permitted by this pronouncement, the Company elected not to adopt the recognition provisions for employee stock-based compensation. This standard, among other things, defines a fair value based method of accounting for employee stock option and similar plans and

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

requires certain disclosures. Effective March 28, 1996, the Company adopted certain stock and option plans. At December 31, 1995, the Company had no such plans. (See Note 8.)

     Reclassifications -- Certain reclassifications of 1995 and 1994 information were made to conform to the 1996 presentation.

2.  INVENTORIES

     Inventories, at December 31, consist of the following:

                                                                   1996         1995
                                                                 --------     --------
        Raw materials..........................................  $ 56,954     $ 49,087
        Work-in-process........................................    55,040       61,005
        Finished goods.........................................    35,711       32,232
        Operating and other supplies...........................    20,745       17,532
        Unrealized losses on forward contracts.................     7,699           --
                                                                 --------     --------
                                                                 $176,149     $159,856
                                                                 ========     ========

     At December 31, 1996 and 1995, approximately 88% and 89% of inventories were valued at the lower of LIFO cost or market. Cost of goods sold was increased by $519 for the year ended December 31, 1996, due to the reduction of inventory carrying value to market. Cost of goods sold was reduced by $39,000 for the year ended December 31, 1994, due to the reversal of previous reductions in inventory carrying value. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $20,368 and $16,365 at December 31, 1996 and 1995, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at December 31, consists of the following:

                                                                   1996         1995
                                                                 --------     --------
        Land and improvements..................................  $  5,677        5,547
        Buildings and improvements.............................    30,760       26,763
        Machinery and equipment................................   248,045      241,826
        Construction in progress...............................    16,740        8,383
                                                                 --------     --------
                                                                  301,222      282,519
        Less accumulated depreciation..........................   125,087      109,473
                                                                 --------     --------
                                                                 $176,135     $173,046
                                                                 ========     ========

     At December 31, 1996 and 1995, the cost of property, plant and equipment includes $45,810 and $42,138, respectively, and accumulated depreciation includes $16,676 and $14,935, respectively, representing the Company's undivided interest in the primary aluminum reduction facility in Mt. Holly, South Carolina.

     The Company has various operating lease commitments through 2001 relating to machinery and equipment. Expense under all operating leases was $1,717, $1,609 and $1,984 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1996 are approximately $1,095 annually through 2001.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

4.  DEBT

     Bank Revolving Credit Facility -- On January 30, 1996, Ravenswood and Berkeley entered into a Bank Revolving Credit Facility ("Facility") with Bank of America Business Credit, Inc. ("Bank of America"). The Facility, as amended through February 7, 1997, is for a three-year term and consists of revolving loans and letters of credit made to each of Ravenswood and Berkeley of up to $150,000 in the aggregate ($40,000 for letters of credit). The borrowing base for purposes of determining availability under the Facility is based upon certain eligible inventory and receivables. This facility replaced the Revolving Credit Facility-Affiliate, the Term Loan Agreement and the Receivables Purchase Agreement. The three replaced facilities were terminated on January 30, 1996.

     Subject to certain limitations, the borrowers may select base rate or LIBOR loans. The interest rate is (i) for base loans, .75% in excess of the base rate, which is the rate publicly announced from time to time by Bank of America as its reference rate, or (ii) for LIBOR loans, 2.00% in excess of the one-, two-, three- or six-month LIBOR as quoted from time to time by Bank of America. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the attainment of certain financial ratios. Interest is payable monthly on base rate loans and at the end of the applicable interest period on LIBOR loans (quarterly on six-month LIBOR loans). The interest rate on the borrowings under the Facility was 8.03% on December 31, 1996.

     The loans are secured by a first priority security interest in all of Ravenswood's and Berkeley's inventory, receivables, contract rights and general intangibles.

     The Company has paid commitment and closing fees in the aggregate amount of $1,760 in connection with the Facility. Other fees include: (i) unused line and administration fees, payable monthly, at the aggregate rate of .375% per annum, on the difference between $150,000 and the amount actually borrowed (including the undrawn amount of outstanding letters of credit), (ii) monthly letter of credit fees which are equal to 1.75% per annum of the undrawn amount of each outstanding letter of credit and (iii) if the Facility is terminated before January 30, 1998, (other than by acceleration by Bank of America), an early termination fee of $750, unless the revolving credit loans are refinanced with Bank of America or any of its affiliates.

     Century has guaranteed all obligations of Ravenswood and Berkeley under the Facility. The guaranty is secured by all of Century's present and future inventory and receivables.

     The Facility provides for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property or assets except in the ordinary course of business, (ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to the lesser of $5,000 per year or 20 cents per issued share (payable quarterly at 5 cents per share) provided that the availability under the Facility is at least $20,000, (iv) restrictions on transactions with and payments to affiliates and (v) maintenance of certain financial ratios.

     The Facility provides customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, the occurrence of a change of control and a cross-default with respect to certain other obligations of the Company.

     Revolving Term Loan -- In 1989, Ravenswood entered into a revolving term loan (the "Credit Agreement") with various financial institutions, which was amended on June 26, 1992 and October 1, 1992, and extended on June 30, 1994, March 31, 1995, April 28, 1995 and May 31, 1995. On June 7, 1995, this loan was refinanced as discussed below. The Credit Agreement provided a maximum borrowing facility of $90,000. Interest on the borrowings was payable monthly at a rate determined by a formula.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Refinancing of Revolving Term Loan -- On June 7, 1995, Ravenswood entered into a $50,000 Receivables Purchase Agreement and a $42,000 Term Loan Agreement. The proceeds were used to refinance the $90,000 outstanding under the Revolving Term Loan with the remainder available for general corporate purposes. Following this refinancing, the Credit Agreement was terminated.

     Receivables Purchase Agreement -- Ravenswood, through a special purpose, wholly-owned subsidiary, Ravenswood Receivable Corporation ("RRC"), entered into the Receivables Purchase Agreement with Monte Rosa Capital Corporation ("Monte Rosa"), an unaffiliated company, on June 7, 1995, as amended, on September 14, 1995. Monte Rosa agreed to purchase undivided percentage interests in Ravenswood's receivables. The purchases of interests in the receivables by Monte Rosa were made on a revolving basis subject to certain reserves, including interest, loss and servicing fee reserves.

     The principal amount of interests in receivables held by Monte Rosa could not exceed $50,000 at any time, and the scheduled termination date of the Receivables Purchase Agreement was May 31, 1998.

     The receivables were sold at a discount, which considered interest (7.1% at December 31, 1995) determined by a formula based on the Monte Rosa commercial paper rate. The Receivables Purchase Agreement was non-recourse to Ravenswood with respect to collectibility of the receivables purchased by Monte Rosa, except for certain events for which Ravenswood provided indemnification.

     As discussed under "Bank Revolving Credit Facility" above, on January 30, 1996, Monte Rosa's interest in the receivables was repurchased and this facility was terminated.

     Term Loan Agreement -- Ravenswood, at the time it entered into the Receivables Purchase Agreement, also entered into a Term Loan Agreement, dated as of June 7, 1995 and amended July 6, 1995 and September 5, 1995, with various financial institutions. The Term Loan Agreement provided for a one-time term loan drawdown of up to $42,000, which was borrowed on June 9, 1995. Glencore guaranteed the borrowings under this Term Loan Agreement.

     The interest rate was the one-, two-, three- or six-month LIBOR for the applicable interest period, as selected by the Company, plus 2.5%. Interest was payable at the earlier of the end of each interest period or quarterly in arrears. Principal was due in six equal semi-annual installments of $7,000 beginning October 31, 1995.

     The September 5, 1995 amendment to the Term Loan Agreement converted the term loan into a revolving loan. A commitment fee, payable quarterly, was charged at 1/2 of 1% per year on the average available commitment, as defined. Ravenswood repaid the $42,000 outstanding balance on September 19, 1995. Amounts available under the amended Term Loan Agreement were reduced as principal amounts became due, and accordingly, the maximum borrowings available under the amended facility at December 31, 1995 were $35,000.

     As discussed under "Bank Revolving Credit Facility" above, on January 30, 1996, the Term Loan Agreement was terminated.

     Revolving Credit Facility -- Affiliate -- On July 1, 1994, Ravenswood entered into a revolving credit facility (the "Revolving Credit Facility") with its parent, Glencore. The Revolving Credit Facility provided for maximum borrowings of $40,000. Amounts outstanding under the Revolving Credit Facility were subject to mandatory prepayment of the amounts by which weekly cash balances at Ravenswood exceeded $2,000, with a scheduled maturity of June 30, 1995. Interest on the borrowings under the Revolving Credit Facility was payable monthly at a rate determined by a formula.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     On March 1, 1995, the Board of Directors of Ravenswood agreed to accept an offer from Glencore to convert the $40,000 principal amount then outstanding under the Revolving Credit Facility into additional paid-in capital.

     As required by the aforementioned Term Loan Agreement, on June 7, 1995 Glencore extended the term of the Revolving Credit Facility to May 1998. The Revolving Credit Facility was subordinate to the Term Loan Agreement. As discussed under "Bank Revolving Credit Facility" above, on January 30, 1996, the Revolving Credit Facility -- Affiliate was terminated.

     Subordinated Debt -- Affiliates -- Subordinated debt of $86,250 at December 31, 1993 was due to Ridgeway Commercial A.G. ("Ridgeway"), a subsidiary of Glencore, under the terms of the Subordinated Loan Agreement ($46,250) as amended on March 12, 1993 and the Second Subordinated Promissory Note ($40,000) dated March 12, 1993 (the "Subordinated Debt Agreements"). Borrowings under the Subordinated Loan Agreement and the Second Subordinated Promissory Note were payable on June 30, 1994 with interest at 12% per annum.

     On February 11, 1994, Ridgeway assigned its rights under the Subordinated Debt Agreements to Glencore. Additionally, on February 14, 1994, the Board of Directors of Ravenswood agreed to accept an offer from Glencore to convert the $86,250 principal amount outstanding under the Subordinated Debt Agreements into additional paid-in capital.

5.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31

                                                                        1996        1995
                                                                       -------     -------
    Accrued and Other Current Liabilities:
    Income taxes.....................................................  $12,421     $12,426
    Salaries, wages and benefits.....................................    8,491       7,562
    Other............................................................    6,517      11,205
                                                                       -------     -------
                                                                       $27,429     $31,193
                                                                       =======     =======
    Accrued Employee Benefits Costs -- Current Portion:
    Pensions.........................................................  $26,770     $37,879
    Postretirement benefits..........................................    5,500       5,928
    Employee benefits costs..........................................    7,221       6,692
                                                                       -------     -------
                                                                       $39,491     $50,499
                                                                       =======     =======
    Other Liabilities:
    Workers' compensation............................................  $21,521     $20,110
    Postemployment benefits..........................................      354         538
    Net deferred tax liability (Note 9)..............................       --       6,007
    Other............................................................      928         294
                                                                       -------     -------
                                                                       $22,803     $26,949
                                                                       =======     =======

     The Company is self-insured for workers' compensation, except for certain catastrophic coverage which is provided under State of West Virginia insurance programs. Cash equivalents of $5,650 are restricted by the Company's self-insurance arrangements. The liability for self-insured workers' compensation claims has been

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

discounted at 6% and 7% at December 31, 1996 and 1995, respectively. The components of the liability for workers' compensation at December 31 are as follows:

                                                                    1996        1995
                                                                   -------     -------
        Undiscounted liability...................................  $40,592     $46,591
        Less discount............................................   13,113      20,581
                                                                   -------     -------
                                                                   $27,479     $26,010
                                                                   =======     =======

6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

     Pension Benefits

     The Company maintains noncontributory defined benefit pension plans covering substantially all of its employees. For salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, international equity securities, growth funds and fixed income accounts. As explained in Note 12, the Company agreed to make additional contributions to the hourly plan in connection with the initial public offering of the Company's common stock. In addition, the Company provides supplemental executive retirement benefits for its executive officers.

     Net periodic pension cost was comprised of the following elements:

                                                        YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------------
                                           1996                   1995                   1994
                                    -------------------    -------------------    ------------------
                                    HOURLY     SALARIED    HOURLY     SALARIED    HOURLY    SALARIED
                                     PLAN        PLAN       PLAN        PLAN      PLANS       PLAN
                                    -------    --------    -------    --------    ------    --------
    Service cost................... $ 1,688    $    909    $ 1,727    $    786    $1,674     $  882
    Interest cost..................   8,347       1,636      8,087       1,342     7,320      1,336
    Actual return on plan assets...  (7,888)     (2,024)    (6,257)     (2,560)       49         29
    Net amortization and
      deferral.....................   5,968       1,603      6,570       2,337       324        (37)
                                    -------     -------    -------     -------    ------     ------
    Net periodic pension cost...... $ 8,115    $  2,124    $10,127    $  1,905    $9,367     $2,210
                                    =======     =======    =======     =======    ======     ======

     The following assumptions were used in the actuarial computations at December 31:

                                                                1996     1995     1994
                                                                ----     ----     ----
        Discount rate.........................................   7.5%     7.5%     7.5%
        Rate of increase in future compensation levels:
          Hourly plan.........................................   5.0%     5.0%     5.0%
          Salaried plan.......................................   4.5%     4.5%     4.5%
        Long-term rate of return on plan assets...............   8.0%     8.0%     8.0%

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The funded status and amounts recognized in the consolidated balance sheets as of December 31 are as follows:

                                                        1996                      1995
                                                ---------------------     ---------------------
                                                 HOURLY      SALARIED      HOURLY      SALARIED
                                                  PLAN         PLAN         PLAN         PLAN
                                                --------     --------     --------     --------
    Actuarial present value of accumulated
      benefit obligations:
      Vested..................................  $116,526     $ 14,003     $111,003     $ 11,370
      Nonvested...............................     1,167          226          776          287
                                                --------      -------     --------      -------
    Accumulated benefit obligation............   117,693       14,229      111,779       11,657
    Effect of projected compensation
      increases...............................       306        8,910          254        7,370
                                                --------      -------     --------      -------
    Projected benefit obligation..............   117,999       23,139      112,033       19,027
    Plan assets at fair value.................    70,982       15,343       34,095       12,517
                                                --------      -------     --------      -------
    Projected benefit obligation in excess of
      plan assets.............................    47,017        7,796       77,938        6,510
    Unrecognized actuarial gain...............     1,335        3,969        1,335        5,112
    Unrecognized prior service cost...........    (5,836)      (5,090)      (8,137)      (5,791)
    Additional liability recognized...........     4,195           --        6,547           --
                                                --------      -------     --------      -------
    Accrued pension benefits costs recognized
      in consolidated balance sheets..........  $ 46,711     $  6,675     $ 77,683     $  5,831
                                                ========      =======     ========      =======

     In accordance with the provisions of SFAS No. 87, the Company recorded an additional minimum liability of $4,195 and $6,547 at December 31, 1996 and 1995, respectively, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. These amounts were offset by intangible pension assets of $4,195 and $6,547 (representing unrecognized prior service cost).

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation. The Company has provided matching contributions equal to 30% of the first 6% of a participant's annual compensation contributed to the savings plan. From September 1, 1993 to January 31, 1995, the Company suspended the contribution matching provision. Effective February 1, 1995, the contribution matching provision was reinstated and increased to 50% of the first 6% of a participant's annual compensation contributed to the savings plan. Effective July 1, 1996 the contribution matching provision was increased to 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is in cash. Company contributions to the savings plan were $661, $488 and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Other Postretirement Benefits

     In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for substantially all retired employees. The Company accounts for these plans in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. The Company funds these benefits as claims are submitted by the retirees.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     The components of net periodic postretirement benefit cost are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                            -------------------------------
                                                             1996        1995        1994
                                                            -------     -------     -------
    Service cost..........................................  $ 2,521     $ 2,313     $ 2,319
    Interest cost.........................................    9,212       9,116       9,538
    Net amortization and deferral.........................      (95)        373       2,497
                                                            -------     -------     -------
    Net periodic postretirement benefit cost..............  $11,638     $11,802     $14,354
                                                            =======     =======     =======

     The following assumptions were used in the actuarial computations as of December 31:

                                                                    1996     1995     1994
                                                                    ----     ----     ----
    Discount rate.................................................  7.5%     7.5%     7.5%
    Expected rates of increase in future medical costs............  6.0%     6.0%     6.0%

     An additional one-percentage-point increase in the assumed rate of inflation in future medical costs would increase the accumulated postretirement benefit obligation at December 31, 1996 by $18,234 and would increase aggregate 1996 service and interest cost by $2,039.

     The accrued postretirement benefits costs recorded in the consolidated balance sheets as of December 31 include the following components:

                                                                       1996         1995
                                                                     --------     --------
    Accumulated postretirement benefit obligation:
      Retirees.....................................................  $ 51,352     $ 44,016
      Fully eligible active participants...........................    45,522       53,363
      Other active participants....................................    29,643       30,654
                                                                     --------     --------
    Accumulated postretirement benefit obligation (unfunded).......   126,517      128,033
    Unrecognized actuarial loss....................................    (9,964)     (17,828)
    Unrecognized plan amendment credit.............................     1,498        1,650
    Unrecognized transition obligation.............................        --           --
                                                                     --------     --------
    Accrued postretirement benefits costs recognized in
      consolidated balance sheets..................................  $118,051     $111,855
                                                                     ========     ========

7.  SHAREHOLDERS' EQUITY

     Common Stock -- On February 19, 1996, the Board of Directors approved a 40,000 for 1 split of the Company's common stock.

     Preferred Stock -- Under the Company's Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, with a par value of one cent per share, in one or more series. The authorized but unissued preferred shares may be issued with such dividend rates, conversion privileges, voting rights, redemption prices and liquidation preferences as the Board of Directors may determine, without action by shareholders.

     Additional Paid-In Capital -- Amounts shown as capital contributions include $450 (net of income taxes of $300) in each of the years ended December 31, 1995 and 1994, representing the allocation of certain corporate expenses of Glencore AG. The remaining capital contributions in the year ended December 31, 1994 represent the forgiveness of trade accounts payable to Glencore Ltd.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

8.  STOCK BASED COMPENSATION

     1996 Stock Incentive Plan -- The Company adopted the 1996 Stock Incentive Plan (the "Stock Incentive Plan") for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock Incentive Plan is 1,200,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. The Company awarded 460,000 performance share units at the time of the initial public offering for no consideration. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the performance share units, $13 per share, is being charged to compensation expense on a straight line basis over their five year vesting period, which is one-third at the end of each of the third, fourth and fifth anniversary dates. The performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for earnings per share computations.

     The Company applies APB Opinion 25 and related interpretations in accounting for the 1996 Stock Incentive Plan. Accordingly, no compensation cost has been recognized for the stock option portions of the plan. Had compensation cost for the Stock Incentive Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          1996
                                                                         -------
Net income                   As Reported...............................  $16,504
                             Pro Forma.................................  $16,176
Primary earnings per share   As Reported...............................  $  0.79
                             Pro Forma.................................  $  0.78

     A summary of the status of the Company's Stock Incentive Plan as of December 31, 1996 and changes during the year ended on that date is presented below:

                                                                         WEIGHTED-AVERAGE
                              OPTIONS                        SHARES       EXERCISE PRICE
        ---------------------------------------------------  -------     ----------------
        Outstanding at beginning of year...................       --
        Granted............................................  488,000          $13.06
        Exercised..........................................       --
        Forfeited..........................................       --
        Outstanding at end of year.........................  488,000          $13.06
                                                             =======          ======
        Weighted-average fair value per option granted
          during the year..................................  $  3.25

     The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                             OPTIONS OUTSTANDING                                       OPTIONS EXERCISABLE
-----------------------------------------------------------------------------     -----------------------------
                              NUMBER          WEIGHTED-AVG       WEIGHTED-AVG       NUMBER        WEIGHTED-AVG
         RANGE OF           OUTSTANDING        REMAINING           EXERCISE       EXERCISABLE       EXERCISE
     EXERCISE PRICES        AT 12/31/96     CONTRACTUAL LIFE        PRICE         AT 12/31/96         PRICE
--------------------------  -----------     ----------------     ------------     -----------     -------------
$13.00 to $15.75..........    488,000           9.3 years           $13.06          162,666          $ 13.06

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996: dividends of $0.05 per quarter; expected volatility of 30%, risk-free interest rate of 5.92%, and expected lives of 3 years.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which 55,000 have been awarded. The non-qualified options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Each option granted under this plan will be exercisable for a period of ten years from the date of grant. The expenses associated with this plan do not have a material effect on the Company's financial position, results of operations or cash flows.

9.  INCOME TAXES

     Significant components of the income tax (expense) benefit from continuing operations consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1996         1995        1994
                                                      --------     --------     -------
        Federal:
          Current (expense) benefit.................  $(14,628)    $(19,924)    $(1,064)
          Deferred (expense) benefit................     7,002       (7,809)      2,680
        State:
          Current (expense) benefit.................    (2,195)      (5,670)       (133)
          Deferred (expense) benefit................       919       (1,099)        221
                                                      --------     --------     -------
          Total income tax (expense) benefit........  $( 8,902)    $(34,502)    $ 1,704
                                                      ========     ========     =======

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income or loss from continuing operations is as follows:

                                                                      1996     1995     1994
                                                                      ----     ----     ----
    Federal statutory rate..........................................   35%      35%      35%
    Effect of:
      Permanent differences.........................................   (3)      --       --
      State taxes, net of Federal benefit...........................    3        5        1
      Valuation allowance...........................................   --      (5)      (14)
         Other......................................................   --        4       --
                                                                       --       --       --
                                                                       35%      39%      22%
                                                                       ==       ==       ==

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                       1996         1995
                                                                     --------     --------
    FEDERAL
    Deferred Federal tax assets:
      Accrued postretirement benefits cost.........................  $ 24,261     $ 18,072
      Accrued liabilities..........................................    13,154       13,784
      Other........................................................        --           84
                                                                     --------     --------
         Net deferred Federal tax assets...........................    37,415       31,940
    Deferred Federal tax liabilities:
      Tax over financial statement depreciation....................   (35,671)     (34,647)
      Other........................................................        --       (2,551)
                                                                     --------     --------
         Net deferred Federal tax asset (liability)................     1,744       (5,258)
                                                                     --------     --------

    STATE
    Deferred state tax assets:
      Accrued postretirement benefits cost.........................     3,466        2,582
      Accrued liabilities..........................................     1,821        1,970
      Other........................................................        --           12
                                                                     --------     --------
         Net deferred state tax assets.............................     5,287        4,564
    Deferred state tax liabilities:
      Tax over financial statement depreciation....................    (5,117)      (4,949)
      Other........................................................        --         (364)
                                                                     --------     --------
         Net deferred state tax asset (liability)..................       170         (749)
                                                                     --------     --------
    Net deferred tax asset (liability).............................  $  1,914     $ (6,007)
                                                                     ========     ========

     The net deferred tax asset at December 31, 1996 is included in other assets. The net deferred tax liability at December 31, 1995 is included in other liabilities.

     Prior to the April 26, 1995 restructuring of holdings within the Glencore control group, Ravenswood and Century filed separate Federal income tax returns. Subsequent to the restructuring, Ravenswood was included in the Federal consolidated tax return of Century. The restructuring did not constitute a change in ownership as defined by Section 382 of the Internal Revenue Code ("IRC 382") because the ultimate parent company did not change.

     Subsequent to the initial public offering, Century filed as a consolidated stand alone group. The initial public offering was considered a change in ownership under the requirements of IRC 382.

     The Company entered into a tax sharing agreement with those companies comprising the discontinued operations (see Note 10) and the selling shareholders in the initial public offering of the Company's common stock. Under the tax sharing agreements, subject to the provisions described below, the Company will be responsible for filing all tax returns and paying all taxes relating to the businesses and assets of those companies comprising the discontinued operations to the applicable taxing authority for periods during which such companies are included in the consolidated tax returns of the Company. In general, the tax sharing agreement establishes that those companies comprising the discontinued operations shall be responsible for remitting to the Company the amount of tax liabilities relating to the discontinued operations for the periods in

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

which such companies are included in the consolidated tax returns of the Company, and further provides that any deficiencies shall be the responsibility of, and any refunds shall be the benefit of, those companies comprising the discontinued operations.

10.  DISCONTINUED OPERATIONS

     The Company made a special distribution of certain holdings of the Company in the form of a pro rata redemption of shares of its then current shareholders on March 28, 1996. The special distribution was comprised of the Company's holdings in several operations whose businesses were unrelated to the continuing aluminum operations of the Company, consisting principally of an inactive oil trading business, a distributor of ferro alloys and a finance business, whose principal activities consisted of providing financing to entities within the Glencore group of companies. The net assets and operating activities related to the businesses comprising the special distribution have been classified as discontinued operations in the accompanying consolidated financial statements.

     Summary operating results of discontinued operations are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1996         1995         1994
                                                          -------     --------     --------
    Net sales...........................................  $31,065     $188,122     $136,995
                                                          =======     ========     ========
    Income before income taxes..........................  $   433     $ 11,531     $  8,243
    Income tax expense..................................     (169)      (5,758)      (2,474)
                                                          -------     --------     --------
    Income from discontinued operations.................  $   264     $  5,773     $  5,769
                                                          =======     ========     ========

     Net assets of discontinued operations as of December 31, 1995 consist of the following:

    Current assets............................................................  $135,647
    Property, plant and equipment and other assets............................       197
                                                                                --------
              Total assets....................................................   135,844
                                                                                --------
    Current liabilities.......................................................    62,773
    Other liabilities.........................................................       800
                                                                                --------
              Total liabilities...............................................    63,573
                                                                                --------
              Net assets of discontinued operations...........................  $ 72,271
                                                                                ========

     Current assets of discontinued operations include $84,090 of receivables from related parties at December 31, 1995. Current liabilities include $37,923 of payables to related parties at December 31, 1995.

11.  SALE OF ASSETS AND BUSINESSES

     VIALCO -- On April 26, 1995, Vialco became a subsidiary of Ravenswood with assets of $60,000 together with $11,085 of liabilities and $48,915 of additional paid-in capital recorded on such date. On July 24, 1995, the Company completed the sale for gross proceeds of $60,000, to an unrelated buyer, of the production assets and inventories of the Vialco facility, which had been idle since January 1995. There was no gain or loss on the sale. Concurrently with the sale, the Company entered into a long-term alumina supply agreement with the buyer and an affiliate of the buyer, as described in Note 13. Management has determined that the alumina purchase prices in the agreement approximate market prices. Under the terms of the sale, the buyer did not assume certain of Vialco's liabilities. (See Note 12 for a discussion of certain contingencies relating to Vialco.)

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     THE BEDFORD FACILITY -- On September 29, 1995, the Company sold its Bedford facility in Bedford, Indiana for $8,500 and realized a gain of $3,744, which is included in other income for the year ended December 31, 1995. The net assets and the operating results of this facility, which are included in the accompanying financial statements to the date of sale, are not material.

12.  CONTINGENCIES AND COMMITMENTS

     Environmental Contingencies

     The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

     Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Ravenswood is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater, and is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any other areas that have contamination exceeding certain levels. The Company has completed initial sampling and analysis and has submitted its initial findings to the Environmental Protection Agency ("EPA"). The Company will conduct further field work in mid 1997. The Company anticipates that the RFI will not be completed before late 1997. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Ravenswood, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     The West Virginia Department of Environmental Protection ("DEP") ordered Ravenswood to investigate treatment technology to replace the current wastewater sprayfield and to install such technology by September 1, 1997. Ravenswood has completed the investigation and has proposed alternative technology to the DEP. The DEP has reviewed the proposal and does not object to Ravenswood proceeding with the design and construction of the proposed treatment technology.

     Prior to the Company's acquisition of the Ravenswood facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and, with respect to those conditions, Kaiser will be responsible for the costs of the RFI and required cleanup under the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Ravenswood premises and retains full responsibility for those areas. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     The Company is aware there has been contamination in the soil and groundwater at the previously-owned Vialco facility. The Company believes that a substantial amount of the contamination migrated from an adjacent facility. The adjacent facility is currently investigating and has installed monitoring wells at the Vialco facility. The Company has removed quantities of contaminated soils from Vialco and transported and disposed of such soils in approved facilities. In addition, it has instituted a bioremediation program which it believes will address the remaining legal requirements with respect to such soils. Pursuant to the contract for

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

sale of the Vialco facility to St. Croix Alumina, L.L.C. ("St. Croix Alumina"), a subsidiary of Alcoa Alumina and Chemicals L.L.C., the Company has retained liability for environmental conditions existing at the time of sale only to the extent such conditions require remedial action, or give rise to claims, under laws in effect at the time of sale. The Company will not have liability if remediation is required or claims are made due to changes in law after the time of sale. The Company has agreed to indemnify St. Croix Alumina against claims arising from environmental conditions for which the Company has retained liability. The indemnity is capped at $18,000, and any claims under the indemnity must be brought by July 24, 2001. Management of the Company does not believe that the ultimate amount of the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $800 and $2,294 at December 31, 1996 and 1995, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties concerning the extent of required cleanup, the complexity of applicable government laws and regulations and their interpretation, the varying costs and effectiveness of alternative cleanup technologies and methods, and the uncertain level of recoveries from insurance, the Kaiser indemnity or other types of recovery, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. Based upon all available information and after consultation with counsel, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Legal Contingencies

     On February 14, 1995, a suit was brought in the Territorial Court in St. Croix, U.S. Virgin Islands against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd. by three plaintiffs, purportedly on behalf of a class consisting of more than 1,000 persons. The proposed class is comprised of residents of Harvey Project, Bethlehem Village, and Estate Profit (residential areas in the vicinity of the Vialco facility) who claim personal injury, property damage and nuisance from pollutants, toxins, dusts, and deleterious fumes, mists, vapors, particulates and/or gases allegedly discharged into the atmosphere since Vialco restarted operations at the Vialco facility in 1989. Plaintiffs also sought a monetary award in an unspecified amount which would create a fund to cover the costs of permanent medical monitoring for members of the proposed plaintiff class. Without admitting to any liability, and in order to put an end to growing defense costs and protracted litigation, Vialco and the plaintiffs have recently agreed to settle this case, subject to Court approval. The Company accrued the expense of settlement in 1996.

     Ravenswood is a named defendant (along with other companies) in approximately 2,300 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. All of the plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Ravenswood facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. In Ravenswood's case, if the plaintiffs' work was performed during the period when Kaiser owned the Ravenswood facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement. In a typical case or consolidated group of cases, Ravenswood turns the complaint over to Kaiser with a demand for defense and indemnity. Kaiser assumes the

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

defense and liability, subject to a reservation of rights against Ravenswood in the event that a plaintiff is shown to have worked at the Ravenswood facility after the time Ravenswood purchased the facility from Kaiser. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Ravenswood facility after Ravenswood purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed during this period of time. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     In August 1994, Ravenswood received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful agreement to restrict the production of primary aluminum. The CID demanded that Ravenswood submit certain documents and information to the Antitrust Division. Ravenswood complied with the CID and has not received any further requests from the Antitrust Division.

     On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Ravenswood Aluminum Corporation and Kaiser Aluminum & Chemical Corporation purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Ravenswood. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. The proposed class has not yet been certified and damages have not been specified. Ravenswood has denied liability and will defend the matter vigorously. While it is impossible to predict the outcome of this litigation, Ravenswood believes the outcome will not have a material adverse effect on its financial condition or liquidity, although it is possible that an adverse outcome could materially affect its results of operations in a given period.

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Commitments

     The Company and a public utility have signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. This agreement replaces a power supply agreement with the same utility that was due to expire in 1998. Billings, under the old agreement, were computed using a formula based principally upon the utility's operating costs. Such billings were decreased if the London Metals Exchange ("LME") primary ingot price was less than certain specified levels, and increased, limited to the extent of cumulative net decreases, if the LME primary ingot price was greater than certain specified levels. Under the new agreement, the Company will pay a fixed price for electricity used. However, for the period from July 1, 1996 through July 31, 1998, if the LME primary ingot price were to exceed certain specified levels, the price for electricity used would increase, to the extent of cumulative net price decreases under the previous contract with the same utility. The Public Utilities Commission of Ohio has approved the agreement.

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make a cash contribution of $12,500 to its pension plan for hourly employees upon consummation of its initial public offering and an additional $7,500 in 1996. The Company made the contributions in the second quarter of 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

approximately $6,000, $7,000 and $7,000, respectively, above the minimum required contributions under Section 412 of the Internal Revenue Code for such years. The Company has granted the PBGC a first priority security interest in
(i) the property, plant and equipment at its Ravenswood facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires after the consummation of the offering. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

     During 1992, the Company established a progress sharing plan (the "Plan") for eligible union employees. Under the terms of the Plan, the Company created a progress sharing pool, defined as 10% of Ravenswood's pre-Plan, after-tax income (as defined) of each Plan year through 1997 when the Plan terminates. Accrued and other current liabilities as of December 31, 1996 and December 31, 1995 include an accrual for the 1996 and 1995 progress sharing pools.

     The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

     See Note 13 for a discussion of the Company's fixed-price commitments and forward contracts.

13.  FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. Commencing in mid-1994, the Company implemented the metal risk management strategies set forth below.

     With respect to its primary aluminum products, the Company attempts to assure itself a fixed margin over its primary aluminum production costs through the use of forward sales contracts. With respect to its aluminum sheet and plate sales, the Company attempts to assure itself a fixed margin over the market price of primary aluminum and its aluminum raw material costs through the use of forward purchase contracts.

     Pursuant to the foregoing strategy, the Company had fixed price commitments to sell 407.6 million pounds and 226.2 million pounds of primary and scrap aluminum and aluminum sheet and plate products at December 31, 1996 and December 31, 1995, respectively. Forward purchase contracts for approximately 27.9 million pounds and 40.0 million pounds of primary aluminum at December 31, 1996 and December 31, 1995, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments and reversals of prior period unrealized losses. The resultant charges were $6,670 and $898 for the years ended December 31, 1996 and 1995, respectively. In addition, during 1996, the Company entered into forward sales contracts with Glencore Ltd. for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require that such contracts be marked to market. As of December 31, 1996, the Company deferred unrealized losses of $7,699 on such contracts. As of December 31, 1995, the Company had entered into forward sales contracts with Glencore, Ltd. for 107 million pounds of primary aluminum and deferred $343 in unrealized gains on these contracts. Effective January 1, 1996, these forward sales contracts were closed and replaced with a sales contract with Glencore Ltd. pursuant to which Glencore Ltd. agreed to purchase 114 million pounds of primary aluminum for physical delivery during 1996.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with Glencore to cover a portion of its 1995 sheet and plate product sales. During the year ended December 31, 1995, the Company entered into forward sales contracts with Glencore which had the effect of offsetting the metal it was obligated to acquire under the forward purchase contract. For the year ended December 31, 1995 and 1994, the Company recognized net gains of $9,616 and $11,668, respectively, related to these contracts.

     Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the opportunity to benefit from price increases significantly above the forward sales prices. In addition, in cases where the Company purchases forward primary aluminum, it may purchase put options to preserve the opportunity to benefit from price decreases.

     Concurrent with the sale of Vialco (see Note 11), the Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. Century will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

14.  RELATED PARTY TRANSACTIONS

     The related party transactions occurring during the years ended December 31, 1996, 1995 and 1994, and not discussed elsewhere in the notes to the consolidated financial statements, are described below.

     Related Party Transactions -- Century

     During the year ended and at December 31, 1996, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. Prior to March 28, 1996, he was also an officer of Glencore. In addition, during the year ended and at December 31, 1996, one of Century's Board members was employed by Glencore International AG.

     Related Party Transactions -- Ravenswood

     During the years ended December 31, 1996, 1995 and 1994, Ravenswood purchased alumina and bought and sold primary and scrap aluminum in transactions with Glencore Ltd. at prices which management believes approximates market.

     During the years ended December 31, 1995 and 1994, the Chairman of the Board of Directors of Ravenswood and other Board members were employed by Glencore AG. An allocation of Glencore AG expenses in an annual amount of $750 has been included in the accompanying consolidated financial statements. These expenses have been allocated by assessing incremental amounts of such expenses not previously charged to the Company. Management believes that such expense allocation is reasonable. In addition, pursuant to a consulting agreement, Glencore Ltd. provided certain management services to Ravenswood at an annual charge of approximately $150.

     Related Party Transactions -- Berkeley

     A substantial portion of Berkeley's sales during the year ended December 31, 1996 were to Glencore Ltd. Prior to 1996, Berkeley derived all of its net sales from tolling agreements with Glencore Ltd. The conversion price charged to Glencore Ltd., under these tolling agreements, was based on a percentage of the prior quarter's daily average settlement price for aluminum ingot on the LME. Berkeley also charged Glencore Ltd. an additional amount for costs incurred relating to the production of "premium product," as defined in the tolling agreements, and certain other related costs.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     Effective January 1, 1996, and for the term of one year, the Company entered into the Services and Marketing Agreement with Glencore Ltd. pursuant to which Glencore Ltd. furnished training and marketing assistance in connection with Century's ownership of the Mt. Holly Facility. In addition, prior to January 1, 1996, Glencore Ltd. provided funding for operations and various support services to Berkeley and charged a management fee for providing such services. Management fees charged to Berkeley were $120 for each year in the two-year period ended December 31, 1995.

     Summary

     A summary of the aforementioned related party transactions for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                       1996         1995         1994
                                                     --------     --------     --------
        Net sales..................................  $138,711     $137,260     $ 95,558
        Purchases..................................    89,832      176,222      179,473
        Management, consulting, and training
          fees.....................................       500        1,020        1,020

     See note 13 for a discussion of the Company's fixed-price commitments and forward contracts with related parties.

15.  SIGNIFICANT THIRD-PARTY CUSTOMERS AND EXPORT SALES

     Net sales to third-party customers include $46,339, $55,610 and $77,785 sold to one customer during the years ended December 31, 1996, 1995 and 1994, respectively. Export sales were 15%, 11% and 11% of the Company's net sales for the years ended December 31, 1996, 1995 and 1994, respectively. These sales were principally to customers in Canada and European countries.

16.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                    YEAR ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1996        1995        1994
                                                                 -------     -------     ------
Cash paid for:
  Interest:
     Other.....................................................  $ 2,694     $ 5,643     $7,236
     Affiliates................................................       --         509      1,796
  Income taxes.................................................   17,280      11,624         --
Cash received from income tax refunds..........................      448          11      2,837

     Non-Cash Investing Activities

     During the years ended December 31, 1996, 1995 and 1994, $89, $218 and $0, respectively, of interest cost incurred in the construction of equipment was capitalized.

     Non-Cash Financing Activities

     Corporate expenses of Glencore AG of $450 (net of income taxes) for each of the years ended December 31, 1995 and 1994, were allocated to the Company and recorded as contributions to additional paid-in capital.

     During the year ended December 31, 1994, trade accounts payable to Glencore Ltd. of $1,463 were forgiven and recorded as contributions to additional paid-in capital.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

     During the year ended December 31, 1994, the principal amount outstanding under the Subordinated Debt Agreements of $86,250 was converted into additional paid-in capital. (See Note 4.)

     During the year ended December 31, 1995, the principal amount outstanding under the Revolving Credit Facility -- Affiliate of $40,000 was converted into additional paid-in capital. (See Note 4.)

     Also during the year ended December 31, 1995, as part of a restructuring of holdings within the Glencore Group, Vialco became a subsidiary of Ravenswood with assets of $60,000 together with $11,085 of liabilities. This restructuring resulted in an increase of $48,915 in additional paid-in capital. (See Note 11.)

17.  QUARTERLY INFORMATION (UNAUDITED)

     Financial results by quarter for the years ended December 31, 1996 and 1995 are as follows:

                                                                        NET
                                               NET         GROSS      INCOME      INCOME (LOSS)
                                              SALES       PROFIT      (LOSS)        PER SHARE
                                             --------     -------     -------     -------------
    1996:
      1st Quarter..........................  $181,404     $17,421     $ 9,179        $  0.40
      2nd Quarter..........................   166,040      14,841       6,390           0.32
      3rd Quarter..........................   156,590       2,331      (1,490)         (0.07)
      4th Quarter..........................   184,845      11,130       2,425           0.12
    1995:
      1st Quarter..........................   192,726      36,754      24,030           1.04
      2nd Quarter..........................   193,450      27,902      18,475           0.80
      3rd Quarter..........................   171,674      14,942      10,339           0.45
      4th Quarter..........................   190,132      13,999       6,436           0.27

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "1. ELECTION OF DIRECTORS" and "Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation," "Employment Agreements," "Severance Compensation Arrangements," "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing,
(i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is NOT incorporated by reference herein or in any other filing of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 13, 1997 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(A)(1) LIST OF FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors' Report are included in Part II, Item 8 of this Form 10-K.

     Independent Auditors' Report.

     Consolidated Balance Sheets at December 31, 1996 and 1995.

     Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Shareholders' Equity (Deficiency) for the years ended December 31, 1996, 1995 and 1994.

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

     Notes to the Consolidated Financial Statements.

(A)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report

     Schedule I -- Condensed Financial Information of Registrant as of and for the years ended December 31, 1996, 1995 and 1994.

     Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1996, 1995 and 1994.

(A)(3) LIST OF EXHIBITS

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------   -----------------------------------------------------------------------------------
  *3.1    Restated Certificate of Incorporation of Registrant.
  *3.2    Amended and Restated Bylaws of Registrant.
  *4.1    Form of Stock Certificate.
 *10.1    Alumina Supply Agreement between Glencore Ltd. and Ravenswood Aluminum Corporation, dated September 13, 1993, as amended September 23, 1993.
+*10.2    Alumina Supply Agreement between Alcoa Alumina & Chemicals, L.L.C., Alcoa of
          Australia, Ltd. and Ravenswood Aluminum Corporation, dated July 24, 1995.
 *10.3    Power Agreement between Kaiser Aluminum & Chemical Corporation and Ohio Power
          Company, dated June 18, 1968, as amended December 20, 1985.
 *10.4    Agreement between Ravenswood Aluminum Corporation and United Steel Workers of
          America AFL-CIO, Local 5668, dated November 30, 1994.
 *10.5    Agreement between Ravenswood Aluminum Corporation and United Steel Workers of
          America AFL-CIO, Local 5668, dated June 12, 1992.
++*10.6   Form of Employment Agreement between Century Aluminum Company and Craig A. Davis.
++*10.7   Form of Employment Agreement between Century Aluminum Company and Gerald A. Meyers.
++*10.8   Form of Employment Agreement between Century Aluminum Company and Gerald J.
          Kitchen.
++*10.9   Form of Employment Agreement between Century Aluminum Company and David W. Beckley.
++*10.10  Form of Employment Agreement between Century Aluminum Company and Steven R.
          Sedberry.
++*10.11  Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.
++*10.12  Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.
++*10.13  Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.
++*10.14  Form of Severance Agreement between Century Aluminum Company and David W. Beckley.
++*10.15  Form of Severance Agreement between Century Aluminum Company and Steven R.
          Sedberry.
++*10.16  1996 Stock Incentive Plan.
++*10.17  Non-Employee Directors Stock Option Plan.
 *10.18   Amended and Restated Asset Purchase Agreement between Kaiser Aluminum & Chemical
          Corporation and Ravenswood Acquisition Corporation, dated as of December 13, 1988.
 *10.19   Acquisition Agreement between Virgin Islands Alumina Corporation and St. Croix
          Alumina, L.L.C., dated July 19, 1995.

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------   -----------------------------------------------------------------------------------
 *10.20   Ravenswood Environmental Services Agreement between Kaiser Aluminum & Chemical
          Corporation and Ravenswood Aluminum Corporation, dated as of February 7, 1989.
 *10.21   Services Agreement between Glencore Ltd. and Ravenswood Aluminum Corporation, dated as of July 21, 1992.
 *10.22   Form of Tax Sharing Agreement.
 *10.23   Form of Disaffiliation Agreement.
 *10.24   Form of Services and Marketing Agreement between Glencore Ltd. and Century Aluminum
          Company.
 *10.25   Toll Conversion Agreement between Berkeley Aluminum, Inc. and Glencore Ltd., dated as of January 1, 1994.
 *10.26   Loan and Security Agreement among various financial institutions, BankAmerica
          Business Credit, Inc., as agent, Ravenswood Aluminum Corporation and Berkeley
          Aluminum, Inc., dated as of January 30, 1996.
 *10.27   Security Agreement, made by Century Aluminum Company in favor of BankAmerica
          Business Credit, Inc., dated as of January 30, 1996.
 *10.28   Guaranty by Century Aluminum Company in favor of BankAmerica Business Credit, Inc., dated as of January 30, 1996.
 *10.29   Agreement among the Pension Benefit Guaranty Corporation, Century Aluminum Company,
          Ravenswood Aluminum Corporation, Berkeley Aluminum, Inc., Ravenswood Receivables
          Corporation, Ravenswood International Sales Corp., Virgin Islands Alumina
          Corporation, Glencore Holdings AG, Glencore International AG, Glencore AG, Vialco
          Holdings Ltd., Glencore Marketing Inc., Pickands Mather Sales, Inc. Berkeley
          Finance Corporation, Adam Maritime Corp. Glencore Canada Inc. and Clarendon Coal,
          Inc., dated as of January 23, 1996.
 *10.30   Intercreditor Agreement, between the Pension Benefit Guaranty Corporation and
          BankAmerica Business Credit, Inc., dated as of January 30, 1996.
 *10.31   Amended and Restated Owners Agreement among Alumax of South Carolina, Inc.,
          Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC, dated as of
          January 26, 1996.
  10.32   Limited Term Firm Power Supply Agreement between Ravenswood Aluminum Corporation and Ohio Power Company dated as of June 28, 1996.
  10.33   Amendment No. 1 to the Limited Term Firm Power Supply Agreement between Ravenswood
          Aluminum Corporation and Ohio Power Company dated as of January 27, 1997.
  11.1    Calculation of Earnings (Loss) per Common Share and Common Share Equivalent.
 *21.1    List of Subsidiaries.
  23.1    Consent of Deloitte & Touche LLP.

---------------
* Incorporated by reference to the Registrant's Form S-1 Registration Statement, as amended, Registration No. 33-95486.

+ Confidential treatment has been granted as to portions of this exhibit.

++ Management contract or compensatory plan.

(B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY ALUMINUM COMPANY

                                          By:      /s/ GERALD A. MEYERS
                                            ------------------------------------
                                                      Gerald A. Meyers
                                               President and Chief Operating
                                                           Officer
Dated: March 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------
            /s/ CRAIG A. DAVIS                Chairman and Chief Executive     March 27, 1997
------------------------------------------               Officer
              Craig A. Davis

         /s/ WILLIAM R. HAMPSHIRE                     Vice Chairman            March 27, 1997
------------------------------------------
           William R. Hampshire

           /s/ GERALD A. MEYERS                President, Chief Operating      March 27, 1997
------------------------------------------        Officer and Director
             Gerald A. Meyers

           /s/ DAVID W. BECKLEY               Executive Vice President and     March 27, 1997
------------------------------------------       Chief Financial Officer
             David W. Beckley               (Principal Financial Officer and
                                              Principal Accounting Officer

           /s/ ROMAN A. BNINSKI                         Director               March 27, 1997
------------------------------------------
             Roman A. Bninski

           /s/ JOHN C. FONTAINE                         Director               March 27, 1997
------------------------------------------
             John C. Fontaine

         /s/ WILLY R. STROTHOTTE                        Director               March 27, 1997
------------------------------------------
           Willy R. Strothotte

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 11, 1997 included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in
Item 8 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 11, 1997

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                            ASSETS
INVESTMENTS IN CONTINUING OPERATIONS OF WHOLLY-OWNED SUBSIDIARIES......  $166,478     $153,238
NET ASSETS OF DISCONTINUED OPERATIONS (INCLUDING INVESTMENTS IN
  DISCONTINUED OPERATIONS OF WHOLLY-OWNED SUBSIDIARIES)................         0       72,271
                                                                         --------     --------
          TOTAL........................................................  $166,478     $225,509
                                                                         ========     ========
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CONTINGENCIES AND COMMITMENTS (NOTE 2)
SHAREHOLDERS' EQUITY:
  Common stock.........................................................  $    200     $    231
  Additional paid-in capital...........................................   161,953      232,257
  Retained earnings (deficit)..........................................     4,325       (6,979)
                                                                         --------     --------
     Total shareholders' equity........................................   166,478      225,509
                                                                         --------     --------
          TOTAL........................................................  $166,478     $225,509
                                                                         ========     ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
EQUITY IN INCOME (LOSS) FROM CONTINUING OPERATIONS OF
  WHOLLY-OWNED SUBSIDIARIES...................................  $16,240     $53,507     $(5,877)
EQUITY IN INCOME FROM DISCONTINUED OPERATIONS OF WHOLLY-OWNED
  SUBSIDIARIES................................................      264       5,773       5,769
                                                                -------     -------     -------
NET INCOME (LOSS).............................................  $16,504     $59,280     $  (108)
                                                                =======     =======     =======
INCOME (LOSS) PER COMMON SHARE AND COMMON SHARE EQUIVALENTS:
  Income (loss) from continuing operations....................  $  0.78     $  2.31     $ (0.25)
  Income from discontinued operations.........................      .01         .25         .25
                                                                -------     -------     -------
  Net income..................................................  $  0.79     $  2.56          --
                                                                =======     =======     =======
WEIGHTED AVERAGE COMMON SHARES AND COMMON SHARE EQUIVALENTS
  OUTSTANDING.................................................   20,857      23,120      23,120
                                                                =======     =======     =======

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

         NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT FOR THE
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- In the accompanying condensed financial information of the Registrant ("parent-company-only financial statements"), the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings and losses of subsidiaries. The Company's share of income
(loss) from continuing and discontinued operations of subsidiaries is reflected using the equity method of accounting. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements and the notes to such consolidated financial statements appearing in this Form 10-K ("Consolidated Financial Statements").

2.  CONTINGENCIES AND COMMITMENTS

     For disclosure of contingencies and commitments, see Notes 4, 12, 13 and 14 to the Consolidated Financial Statements.

3.  SHAREHOLDERS' EQUITY

     For disclosure of information concerning shareholders' equity, see Note 7 to the Consolidated Financial Statements.

4.  SUBSEQUENT EVENTS

     For disclosure of subsequent events, see Notes 4 and 12 to the Consolidated Financial Statements.

                            CENTURY ALUMINUM COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                             BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                             BEGINNING     COST AND      OTHER                     END OF
                                             OF PERIOD     EXPENSE      ACCOUNTS    DEDUCTIONS     PERIOD
                                             ----------   ----------   ----------   ----------   ----------
YEAR ENDED DECEMBER 31, 1994:
  Allowance for doubtful trade accounts
     receivable............................     $300        $  131         $--         $ 31        $  400
YEAR ENDED DECEMBER 31, 1995:
  Allowance for doubtful trade accounts
     receivable............................     $400        $  300         $--         $ --        $  700
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful trade accounts
     receivable............................     $700        $1,000         $--         $ --        $1,700

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------   -----------------------------------------------------------------------------------
  *3.1    Restated Certificate of Incorporation of Registrant.
  *3.2    Amended and Restated Bylaws of Registrant.
  *4.1    Form of Stock Certificate.
 *10.1    Alumina Supply Agreement between Glencore Ltd. and Ravenswood Aluminum Corporation, dated September 13, 1993, as amended September 23, 1993.
+*10.2    Alumina Supply Agreement between Alcoa Alumina & Chemicals, L.L.C., Alcoa of
          Australia, Ltd. and Ravenswood Aluminum Corporation, dated July 24, 1995.
 *10.3    Power Agreement between Kaiser Aluminum & Chemical Corporation and Ohio Power
          Company, dated June 18, 1968, as amended December 20, 1985.
 *10.4    Agreement between Ravenswood Aluminum Corporation and United Steel Workers of
          America AFL-CIO, Local 5668, dated November 30, 1994.
 *10.5    Agreement between Ravenswood Aluminum Corporation and United Steel Workers of
          America AFL-CIO, Local 5668, dated June 12, 1992.
++*10.6   Form of Employment Agreement between Century Aluminum Company and Craig A. Davis.
++*10.7   Form of Employment Agreement between Century Aluminum Company and Gerald A. Meyers.
++*10.8   Form of Employment Agreement between Century Aluminum Company and Gerald J.
          Kitchen.
++*10.9   Form of Employment Agreement between Century Aluminum Company and David W. Beckley.
++*10.10  Form of Employment Agreement between Century Aluminum Company and Steven R.
          Sedberry.
++*10.11  Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.
++*10.12  Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.
++*10.13  Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.
++*10.14  Form of Severance Agreement between Century Aluminum Company and David W. Beckley.
++*10.15  Form of Severance Agreement between Century Aluminum Company and Steven R.
          Sedberry.
++*10.16  1996 Stock Incentive Plan.
++*10.17  Non-Employee Directors Stock Option Plan.
 *10.18   Amended and Restated Asset Purchase Agreement between Kaiser Aluminum & Chemical
          Corporation and Ravenswood Acquisition Corporation, dated as of December 13, 1988.
 *10.19   Acquisition Agreement between Virgin Islands Alumina Corporation and St. Croix
          Alumina, L.L.C., dated July 19, 1995.
 *10.20   Ravenswood Environmental Services Agreement between Kaiser Aluminum & Chemical
          Corporation and Ravenswood Aluminum Corporation, dated as of February 7, 1989.
 *10.21   Services Agreement between Glencore Ltd. and Ravenswood Aluminum Corporation, dated as of July 21, 1992.
 *10.22   Form of Tax Sharing Agreement.
 *10.23   Form of Disaffiliation Agreement.
 *10.24   Form of Services and Marketing Agreement between Glencore Ltd. and Century Aluminum
          Company.
 *10.25   Toll Conversion Agreement between Berkeley Aluminum, Inc. and Glencore Ltd., dated as of January 1, 1994.
 *10.26   Loan and Security Agreement among various financial
 *10.27   institutions, BankAmerica Business Credit, Inc., as agent, Ravenswood Aluminum
          Corporation and Berkeley Aluminum, Inc., dated as of January 30, 1996. Security
          Agreement, made by Century Aluminum Company in favor of BankAmerica Business
          Credit, Inc., dated as of January 30, 1996.
 *10.28   Guaranty by Century Aluminum Company in favor of BankAmerica Business Credit, Inc., dated as of January 30, 1996.
 *10.29   Agreement among the Pension Benefit Guaranty Corporation, Century Aluminum Company,
          Ravenswood Aluminum Corporation, Berkeley Aluminum, Inc., Ravenswood Receivables
          Corporation, Ravenswood International Sales Corp., Virgin Islands Alumina
          Corporation, Glencore Holdings AG, Glencore International AG, Glencore AG, Vialco
          Holdings Ltd., Glencore Marketing Inc., Pickands Mather Sales, Inc. Berkeley
          Finance Corporation, Adam Maritime Corp. Glencore Canada Inc. and Clarendon Coal,
          Inc., dated as of January 23, 1996.
 *10.30   Intercreditor Agreement, between the Pension Benefit Guaranty Corporation and
          BankAmerica Business Credit, Inc., dated as of January 30, 1996.
 *10.31   Amended and Restated Owners Agreement among Alumax of South Carolina, Inc.,
          Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC, dated as of
          January 26, 1996.
  10.32   Limited Term Firm Power Supply Agreement between Ravenswood Aluminum Corporation and Ohio Power Company dated as of June 28, 1996.
  10.33   Amendment No. 1 to the Limited Term Firm Power Supply Agreement between Ravenswood
          Aluminum Corporation and Ohio Power Company dated as of January 27, 1997.
  11.1    Calculation of Earnings (Loss) per Common Share and Common Share Equivalent.
 *21.1    List of Subsidiaries.
  23.1    Consent of Deloitte & Touche LLP.

---------------
* Incorporated by reference to the Registrant's Form S-1 Registration Statement, as amended, Registration No. 33-95486.

+ Confidential treatment has been granted as to portions of this exhibit.

++ Management contract or compensatory plan.