Form 10-Q
period 1997-03-31
CENTURY ALUMINUM CO
filed 1997-05-13
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.

                         Commission file number 0-27918




                            CENTURY ALUMINUM COMPANY
             (Exact name of Registrant as specified in its Charter)



                DELAWARE                                    13-3070826
        (State of Incorporation)               (IRS Employer Identification No.)


          1200 PIEDMONT AVENUE
             P. O. BOX 51130
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



The registrant had 20,000,000 shares of common stock outstanding at April 30, 1997.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1997



                              Part I - Financial Information

Item 1 - Financial Statements                                                  Page Number
      Consolidated Balance Sheets as of March 31, 1997
      and December 31, 1996 ..............................................            1

      Consolidated Statements of  Operations for the three
      months ended March 31, 1997 and 1996 ...............................            2

      Consolidated Statement of Shareholders' Equity
      for the three months ended March 31, 1997 ..........................            3

      Consolidated Statements of Cash Flows for the three
      months ended March 31, 1997 and 1996 ...............................            4

      Notes to the Consolidated Financial Statements .....................         5-12

Item 2 - Management's Discussion and Analysis of Financial Condition
        and Results of Operations ........................................        13-17



                               Part II - Other Information

Item 1 - Legal Proceedings ...............................................           18

Item 6 - Exhibits and Reports on Form 8-K ................................           18

Signatures ...............................................................           19

Exhibit Index ............................................................           20

      Exhibit 11.1 - Calculation of Earnings per Common Share
                  and Common Share Equivalent ............................           21

PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                         MARCH 31,    DECEMBER 31,
                                                                                           1997           1996
                                                                                         ---------    ------------
                                                      ASSETS
CURRENT ASSETS:
     Cash ........................................................................       $  1,590       $    112
     Restricted cash equivalents .................................................          5,801          5,801
     Accounts receivable, trade - net ............................................        120,551         89,283
     Due from affiliates .........................................................         14,354         12,681
     Inventories .................................................................        173,632        176,149
     Prepaid and other assets ....................................................          2,954          3,172
                                                                                         --------       --------
          Total current assets ...................................................        318,882        287,198
PROPERTY, PLANT AND EQUIPMENT - NET ..............................................        175,816        176,135
OTHER ASSETS .....................................................................         10,425         10,398
                                                                                         --------       --------
          TOTAL ..................................................................       $505,123       $473,731
                                                                                         ========       ========

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade .....................................................       $ 43,913       $ 31,341
     Due to affiliates ...........................................................         18,805         22,666
     Accrued and other current liabilities .......................................         29,405         27,429
     Accrued employee benefits costs - current portion ...........................         39,491         39,491
                                                                                         --------       --------
          Total current liabilities ..............................................        131,614        120,927
                                                                                         --------       --------
REVOLVING TERM LOAN ..............................................................         45,650         24,356
ACCRUED PENSION BENEFITS COSTS - Less current portion ............................         22,765         26,616
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion .....................        114,274        112,551
OTHER LIABILITIES ................................................................         23,616         22,803
                                                                                         --------       --------
          Total noncurrent liabilities ...........................................        206,305        186,326
                                                                                         --------       --------
CONTINGENCIES AND COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized;
        20,000,000 shares outstanding at March 31, 1997 and December 31, 1996) ...            200            200
     Additional paid-in capital ..................................................        161,953        161,953
     Retained earnings ...........................................................          5,051          4,325
                                                                                         --------       --------
          Total shareholders' equity .............................................        167,204        166,478
                                                                                         --------       --------
          TOTAL ..................................................................       $505,123       $473,731
                                                                                         ========       ========




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                        ------------------------
                                                           1997           1996
                                                        ---------       --------
NET SALES:
     Third-party customers .......................      $ 165,704       $145,419
     Related parties .............................         25,827         35,985
                                                        ---------       --------
                                                          191,531        181,404

COST OF GOODS SOLD ...............................        183,612        163,983
                                                        ---------       --------

GROSS PROFIT .....................................          7,919         17,421

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .....................          4,302          3,129
                                                        ---------       --------

OPERATING INCOME .................................          3,617         14,292

INTEREST INCOME (EXPENSE) - Net ..................           (741)            87

OTHER EXPENSE ....................................           (179)            --
                                                        ---------       --------

INCOME FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES .........................          2,697         14,379

INCOME TAX EXPENSE ...............................            971          5,464
                                                        ---------       --------

INCOME FROM
     CONTINUING OPERATIONS .......................          1,726          8,915

INCOME FROM
     DISCONTINUED OPERATIONS -
     Net of income taxes .........................             --            264
                                                        ---------       --------

NET INCOME .......................................      $   1,726       $  9,179
                                                        =========       ========

EARNINGS PER COMMON SHARE AND COMMON
     SHARE EQUIVALENT:
     Income from continuing operations ...........      $    0.09       $   0.39
     Income from discontinued operations .........             --           0.01
                                                        ---------       --------
     Net income ..................................      $    0.09       $   0.40
                                                        =========       ========

WEIGHTED AVERAGE COMMON SHARES  AND COMMON
     SHARE EQUIVALENTS  OUTSTANDING ..............         20,224         23,120


                      SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                               CENTURY ALUMINUM COMPANY
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                (Dollars in Thousands)
                                     (Unaudited)



                                                      ADDITIONAL                          TOTAL
                                       COMMON          PAID-IN          RETAINED      SHAREHOLDERS'
                                       STOCK           CAPITAL          EARNINGS         EQUITY
                                     ---------        ---------        ----------     -------------
BALANCE, DECEMBER 31, 1996 ...       $     200        $ 161,953        $   4,325       $ 166,478
     Net Income ..............                                             1,726           1,726
     Dividends ...............                                            (1,000)         (1,000)
                                     ---------        ---------        ---------       ---------
BALANCE, MARCH 31, 1997 ......       $     200        $ 161,953        $   5,051       $ 167,204
                                     =========        =========        =========       =========




                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)


                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            ---------------------
                                                                              1997         1996
                                                                            --------     --------
CASH FLOWS FROM (USED IN) OPERATIONS:
      Net income .......................................................    $  1,726     $  9,179
      Adjustments to reconcile net income to net cash from (used in)
        operating activities:
          Depreciation and amortization ................................       4,842        4,602
          Deferred income taxes ........................................          --       (2,308)
          Pension and other postretirement benefits ....................      (2,155)       1,097
          Workers' compensation ........................................         540          500
          Gain on sale of facilities and equipment .....................          38         (105)
          Income from discontinued operations ..........................          --         (264)
          Change in working capital items:
               Accounts receivable, trade - net ........................     (31,268)       2,273
               Due from affiliates .....................................      (1,673)       1,784
               Inventories .............................................       2,517         (824)
               Prepaids and other assets ...............................         218        1,178
               Accounts payable, trade .................................      12,572        4,130
               Due to affiliates .......................................      (3,861)      (5,208)
               Accrued and other current liabilities ...................       1,976        2,180
          Other - net ..................................................         118          744
                                                                            --------     --------
      Net cash from (used in) operating activities .....................     (14,410)      18,958
                                                                            --------     --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
          Purchase of accounts receivables .............................          --      (50,000)
          Purchase of property, plant and equipment ....................      (4,407)      (2,564)
          Disposal of fixed assets .....................................           1          203
          Restricted cash deposits .....................................          --          784
                                                                            --------     --------
      Net cash from (used in) investing activities .....................      (4,406)     (51,577)
                                                                            --------     --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
          Borrowings ...................................................      68,144           --
          Repayment of borrowings ......................................     (46,850)          --
          Dividends ....................................................      (1,000)          --
                                                                            --------     --------
      Net cash from (used in) financing activities .....................      20,294           --
                                                                            --------     --------
NET INCREASE (DECREASE) IN CASH ........................................       1,478      (32,619)

CASH, BEGINNING OF PERIOD ..............................................         112       42,910
                                                                            --------     --------

CASH, END OF PERIOD ....................................................    $  1,590     $ 10,291
                                                                            ========     ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1997 AND 1996
                (Dollars in Thousands Except as Otherwise Noted)
                                   (Unaudited)

1.  GENERAL

Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Ravenswood Aluminum Corporation ("Ravenswood"), which operates a primary aluminum reduction facility and an aluminum fabrication facility in Ravenswood, West Virginia. Ravenswood, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina.

Glencore AG and Vialco Holdings Ltd., which are wholly-owned subsidiaries of Glencore International AG (together with its subsidiaries, the "Glencore Group"), own 7,925,000 common shares, or 39.6% of the common shares outstanding of the Company. Century and the Glencore Group continue to enter into various transactions related to the purchases and sales of primary and scrap aluminum and metals risk management.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  ACCOUNTS RECEIVABLE

On January 30, 1996, Ravenswood purchased $50,000 of accounts receivable from Monte Rosa Capital Corporation and canceled the related Receivables Purchase Agreement.

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



3.  INVENTORIES

    Inventories consist of the following:                                March 31, 1997      December 31, 1996
                                                                         --------------      -----------------
                        Raw materials ............................          $ 59,592             $ 56,954

                        Work-in-process ..........................            48,111               55,040

                        Finished goods ...........................            29,405               35,711

                        Operating and other supplies .............            20,430               20,745

                        Unrealized losses on forward contracts ...            16,094                7,699
                                                                            --------             --------

                                                                            $173,632             $176,149
                                                                            ========             ========


At March 31, 1997 and December 31, 1996 approximately 79% and 84%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $19,284 and $20,368 at March 31, 1997 and December 31, 1996, respectively.

4.  REVOLVING TERM LOAN

On January 30, 1996 (and as amended through February 7, 1997) Ravenswood and Berkeley entered into a Bank Revolving Credit Facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a three-year $150,000 revolving credit facility which consists of revolving loans and letters of credit up to $150,000 in the aggregate.

The interest rate is, at the Company's election, (i) the Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the attainment of certain financial ratios.

Under the terms of the Facility, the Company is required to meet certain financial covenants. At March 31, 1997, the Company was in compliance with these covenants.

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



5.  CONTINGENCIES AND COMMITMENTS

ENVIRONMENTAL CONTINGENCIES

The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Ravenswood is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater, and is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company has completed initial sampling and analysis and has submitted its initial findings to the Environmental Protection Agency ("EPA"). The Company will conduct further field work in mid 1997. The Company anticipates that the RFI will not be completed before late 1997. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Ravenswood, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

The West Virginia Department of Environmental Protection ("DEP") ordered Ravenswood to investigate treatment technology to replace the current wastewater sprayfield and to install such technology by September 1, 1997. Ravenswood completed the investigation and proposed alternative technology to the DEP. The DEP has reviewed the proposal and does not object to Ravenswood proceeding with the design and construction of the proposed treatment technology.

Prior to the Company's acquisition of the Ravenswood facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and with respect to those conditions, Kaiser will be responsible for the costs of the RFI and required cleanup under the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Ravenswood premises and retains full responsibility for those areas. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for which Kaiser has

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

The Company is aware there has been contamination in the soil and groundwater at the previously owned Vialco facility. The Company believes that a substantial amount of the contamination migrated from an adjacent facility. The adjacent facility is currently investigating and has installed monitoring wells at the Vialco facility. The Company has removed quantities of contaminated soils from Vialco and transported and disposed of such soils in approved facilities. In addition, it has instituted a bioremediation program which it believes will address the remaining legal requirements with respect to such soils. Pursuant to the contract for sale of the Vialco facility to St. Croix Alumina, L.L.C. ("St. Croix Alumina") a subsidiary of Alcoa Alumina and Chemicals L.L.C., the Company has retained liability for environmental conditions existing at the time of sale only to the extent such conditions require remedial action, or give rise to claims, under laws in effect at the time of sale. The Company will not have liability if remediation is required or claims are made due to changes in law after the time of sale. The Company has agreed to indemnify St. Croix Alumina against claims arising from environmental conditions for which the Company has retained liability. The indemnity is capped at $18,000, and any claims under the indemnity must be brought by July 24, 2001. Management of the Company does not believe that the ultimate amount of the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $800 at March 31, 1997 and December 31, 1996. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



LEGAL CONTINGENCIES

On February 14, 1995, a suit was brought in the Territorial Court in St. Croix, U.S. Virgin Islands against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd., by three plantiffs, purportedly on behalf of a class consisting of more than 1,000 persons. The proposed class is comprised of residents of Harvey Project, Bethlehem Village, and Estate Profit (residential areas in the vicinity of the Vialco facility) who claim personal injury, property damage and nuisance from pollutants, toxins, dusts and deleterious fumes, mists, vapors, particulates and/or gases allegedly discharged into the atmosphere since Vialco restarted operations at the Vialco facility in 1989. Plantiffs also sought a monetary award in an unspecified amount which would create a fund to cover the costs of permanent medical monitoring for members of the proposed plaintiff class. Without admitting to any liability, and in order to put an end to growing defense costs and protracted litigation, Vialco and the plaintiffs have agreed to settle this case, subject to Court approval. The Company accrued the expense of settlement in 1996.

Ravenswood is a named defendant (along with other companies) in approximately 2,300 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. All of the plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Ravenswood facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. In Ravenswood's case, if the plaintiffs' work was performed during the period when Kaiser owned the Ravenswood facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement. In a typical case or consolidated group of cases, Ravenswood turns the complaint over to Kaiser with a demand for defense and indemnity. Kaiser assumes the defense and liability, subject to a reservation of rights against Ravenswood in the event that a plaintiff is shown to have worked at the Ravenswood facility after the time Ravenswood purchased the facility from Kaiser. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Ravenswood facility after Ravenswood purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed during this period of time. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Ravenswood and Kaiser purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Ravenswood. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. The proposed class has not yet been certified and damages have not been specified. Ravenswood has denied liability and will defend the matter vigorously. While it is impossible to predict the outcome of this litigation, Ravenswood believes the outcome will not have a material adverse effect on its financial condition or liquidity, although it is possible that an adverse outcome could materially affect its results of operations in a given period.

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

On January 23, 1996 the Company and the Pension Benefit Guaranty Corporation entered into an agreement (the "PBGC Agreement") which provided that the Company make additional cash contributions to its pension plan for hourly employees. The Company has made all required contributions. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6,000, $7,000 and $7,000,

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



respectively, above the minimum required contributions under Section 412 of the Code for such years.

During 1992, Ravenswood established a progress sharing plan for eligible union employees. Accrued and other current liabilities as of March 31, 1997 and December 31, 1996 include an accrual for the 1996 progress sharing pool.

The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

6. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

The Company had fixed price commitments to sell 353.3 million pounds and 278.6 million pounds of primary and scrap aluminum and aluminum sheet and plate products at March 31, 1997 and March 31, 1996, respectively. Forward purchase contracts for approximately 16.4 million pounds and 26.5 million pounds of primary aluminum at March 31, 1997 and March 31, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses; net credits so included were $973 and $546 for the periods ended March 31, 1997 and March 31, 1996, respectively.

During 1996, the Company entered into forward sales contracts with the Glencore Group for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require such contracts be marked to market. As of December 31, 1996, the Company deferred unrealized losses of $7,699 on such contracts. At March 31, 1997, the Company had forward sales contracts with the Glencore Group for 144 million pounds of primary aluminum to hedge 1997 and 1998 production. As of March 31, 1997, the Company deferred unrealized losses of $16,094 on such contracts.

As of March 31, 1997, the Glencore Group had forward option contracts to purchase 30 million pounds of primary aluminum from the Company during the second half of 1997.

The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTD.)



annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

          Cash paid for:                                       Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                                1997       1996
                                                                ----       ----
               Interest ..................................      $909      $   93

               Income taxes ..............................       376       2,515


Non-Cash Investing Activities

Effective March 28, 1996 the Company made a non-cash special distribution of certain holdings of the Company in the form of a pro rata redemption of shares. The distribution consisted of businesses unrelated to the continuing operations of the Company. The Company redeemed and retired 3,120,000 shares of stock and distributed assets with a book value of $72,534.

8.  NEW ACCOUNTING STANDARDS

SFAS No. 128, "Accounting for Earnings per Share" is effective for financial statements for both interim and annual periods ending after December 15, 1997. This standard, among other things, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. Based upon current facts and circumstances, adoption of this standard will not have a material effect upon the Company's resultant earnings per share.

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

During the first quarter of 1997, consumer demand for sheet and plate products appeared to be greater than first quarter 1996. Increased consumption of aluminum and the reemergence of commodity fund investors into the primary aluminum market caused the cash price for primary aluminum on the London Metals Exchange to average $1,596 per tonne during the first quarter of 1997, an increase of $174 per tonne over the fourth quarter 1996 average of $1,422 per tonne.

RESULTS OF OPERATIONS

The following table sets forth, for the three months ended March 31, 1997 and 1996, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of operations.

                                                                     Percentage of Net Sales
                                                                         1997       1996
                                                                         ----       ----
          Net sales ...............................................     100.0%     100.0%

          Cost of goods sold ......................................      95.9       90.4
                                                                       ------     ------

              Gross profit ........................................       4.1        9.6

          Selling, general and administrative expenses ............       2.2        1.7
                                                                       ------     ------

               Operating income ...................................       1.9        7.9

          Interest and other expense ..............................       0.5        0.0
                                                                       ------     ------

          Income from continuing operations before income taxes ...       1.4        7.9

          Income tax expense ......................................       0.5        3.0
                                                                       ------     ------

          Income from continuing operations .......................       0.9%       4.9%
                                                                       ======     ======

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                         Flat-Rolled Sheet and Plate Products          Primary Aluminum
                         Direct (1)                 Toll                  Direct (1)
                         ----------                 ----                  ----------
    1st Quarter   Pounds        $/Pound     Pounds       $/Pound     Pounds       $/Pound
                  ------        -------     ------       -------     ------       -------
       1997       138,916       $   1.10    12,017       $   0.32    47,666       $   0.74
       1996       115,708       $   1.17    20,936       $   0.32    46,774       $   0.79

     (1) Does not include forward sales contracts without physical delivery.

Net Sales. Net sales increased $10.1 million (or 5.6%) in the first quarter of 1997 to $191.5 million from $181.4 million in the first quarter of 1996. The higher sales revenue is principally attributable to increased shipments of sheet and plate products. During the first quarter of 1997, shipments of sheet and plate products increased 14.3 million pounds to 150.9 million pounds from 136.6 million pounds shipped during the first quarter of 1996. Shipments of direct sheet and plate products increased 23.2 million pounds, while shipments of toll sheet and plate products decreased 8.9 million pounds. The improvement in sheet and plate product shipments had the effect of increasing net revenue by $24.3 million over first quarter 1996 levels. Realized prices for the direct sheet and plate products were an average of $1.10 per pound in the first quarter of 1997 compared to an average of $1.17 per pound in the first quarter of 1996. This decline is the result of a continuing squeeze on profit margins for many rolled products. Lower realized sheet and plate prices had the effect of reducing net revenues by $10.4 million below first quarter 1996 levels.

During the first quarter of 1997, shipments of primary aluminum products were
47.7 million pounds, an increase of 0.9 million pounds over first quarter 1996 shipments. However, average realized prices were $0.05 per pound lower in the first quarter of 1997. The net effect of the increased volume and decreased prices was a reduction in net revenue of $1.4 million.

Gross Profit. With more volume in the first quarter of 1997, the cost of goods sold rose accordingly, but because of lower realized prices, gross profit decreased $9.5 million from first quarter 1996 levels.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the first quarter of 1997 increased to $4.3 million from $3.1 million during the first quarter of 1996 primarily due to the increased costs Century experienced as a public company.

Interest Expense. Interest expense increased $0.8 million in the first quarter of 1997 due to the amount borrowed under the Facility. During the first quarter of 1996, none of the amounts available under the Facility were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at March 31, 1997 and 1996 was $187.3 million and $155.1 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, and debt service.

The Company's statements of cash flows for the periods indicated are summarized below (dollars in thousands):

                                                               Three Months Ended
                                                                    March 31,
                                                                    ---------
                                                               1997          1996
                                                               ----          ----
       Net cash from (used in) operating activities ....     $(14,410)     $ 18,958
       Net cash used in investing activities ...........       (4,406)      (51,577)
       Net cash from financing activities ..............       20,294             0
                                                             --------      --------

       Increase (decrease) in cash .....................     $  1,478      $(32,619)
                                                             ========      ========

Net cash used in operating activities was $14.4 million during the first quarter of 1997 compared to net cash of $19.0 million provided by operations during the first quarter of 1996. The difference was primarily due to lower earnings and the growth in the Company's accounts receivable as a result of increased sales to third parties in the first quarter of 1997.

Capital expenditures were $4.4 million and $2.6 million for the three months ended March 31, 1997 and 1996, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. In the first quarter of 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities as discussed below.

On January 30, 1996, Ravenswood, Berkeley and BankAmerica Business Credit, Inc. ("Bank of America") entered into an agreement, as amended through February 7, 1997, pursuant to which Bank of America is providing Ravenswood and Berkeley a three-year, $150 million Bank Revolving Credit Facility ("Facility"). The interest rate is, at the Company's election, (i) the Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the attainment of certain financial ratios. Borrowings of $45.7 million as of March 31, 1997 under the Facility are collateralized by all of Ravenswood's and Berkeley's inventory and receivables and are guaranteed by the Company.

Under the terms of the Facility, as amended, the Company is required to meet certain financial covenants. Based on its current financial condition and internal forecasts through the end of 1997, the Company believes that it will be in compliance with all covenants.

Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("the PBGC Agreement") the Company made additional cash contributions of $20.0 million to its pension plans for hourly employees in 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1996, 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6.0 million, $7.0 million and $7.0 million, respectively, above the minimum required contributions under Section 412 of the Code for such years.

The Company believes that cash flow from operations and funds available under the Facility will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements in the near term and for the foreseeable future.

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

The Company had fixed-price commitments to sell 353.3 million pounds and 278.6 million pounds of primary and scrap aluminum and aluminum sheet and plate products at March 31, 1997 and March 31, 1996, respectively. Forward purchase contracts for approximately 16.4 million pounds and 26.5 million pounds of primary aluminum at March 31, 1997 and March 31, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded it fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains on these contacts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of certain other forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses; net credits so included were $1.0 million and $0.5 million for the periods ended March 31, 1997 and March 31, 1996, respectively.

During 1996, the Company entered into forward sales contracts with the Glencore Group for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require such contracts be marked to market. As of December 31, 1996, the Company deferred unrealized losses of $7.7 million on such contracts. At March 31, 1997, the Company had forward sales contracts with the Glencore Group for 144 million pounds of primary aluminum to hedge 1997 and 1998 production. As of March 31, 1997, the Company deferred unrealized losses of $16.1 million on such contracts.

As of March 31, 1997, the Glencore Group had forward option contracts to purchase 30 million pounds of primary aluminum from the Company during the second half of 1997.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $800 at March 31, 1997 and December 31, 1996. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or liquidity, although it is possible that an adverse outcome in the lawsuit by a proposed class of salaried employees and retirees of Ravenswood could materially affect the results of operations in a given period. See Note 5 to Consolidated Financial Statements: Contingencies and Commitments.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In August 1994, Ravenswood received a Civil Investigative Demand ("CID") from the Antitrust Division of the U.S. Department of Justice (the "Antitrust Division") in connection with an investigation by the Antitrust Division to determine whether there had been or was an unlawful agreement to restrict the production of primary aluminum. The CID has been dismissed by the Antitrust Division.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits
      Exhibit 11.1 - Statement Re: Calculation of Earnings per Common Share

      (b) Reports on Form 8-K
      No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Century Aluminum Company



Date: May 13, 1997        By:   /s/ Craig A. Davis
      -----------               ---------------------------------
                                Craig A. Davis
                                Chairman/Chief Executive Officer



Date: May 13, 1997        By:   /s/ David W. Beckley
      ------------              ---------------------------------
                                David W. Beckley
                                Executive Vice-President/Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                   Page
Number                            Description                            Number
------                            -----------                            ------
11.1        Calculation of Earnings per Common Share and
               Common Share Equivalent ............................        21