Form 10-Q
period 1997-06-30
CENTURY ALUMINUM CO
filed 1997-08-14
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997.

                         Commission file number 0-27918

                            Century Aluminum Company
             (Exact name of Registrant as specified in its Charter)

       Delaware                                     13-3070826
(State of Incorporation)                 (IRS Employer Identification No.)

          2511 Garden Road
          Bldg. A, Suite 200
          Monterey, California                         93940
(Address of principal executive offices)             (Zip code)

        Registrant's telephone number, including area code (408) 642-9300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

The registrant had 20,000,000 shares of common stock outstanding at July 31, 1997.

                            CENTURY ALUMINUM COMPANY

                     Index to Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 1997

                         Part I - Financial Information

Item 1 - Financial Statements                                        Page Number

         Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996 .....................................       1

         Consolidated Statements of  Operations for the
         three months and six months ended June 30, 1997
         and 1996 ..................................................       2

         Consolidated Statements of Shareholders' Equity
         for the six months ended June 30, 1997 and 1996 ...........       3

         Consolidated Statements of Cash Flows for the six
         months ended June 30, 1997 and 1996 .......................       4

         Notes to the Consolidated Financial Statements ............       5-13

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................       14-19

                           Part II - Other Information

Item 6 - Exhibits and Reports on Form 8-K ..........................       20

Signatures .........................................................       21

Exhibit Index ......................................................       22

         Exhibit 11.1 - Calculation of Earnings per Common
                        Share and Common Share Equivalent ..........       23

         Exhibit 99.1 - Century Aluminum Company Press
                        Release, dated July 1, 1997 ................       24-25

Part I.  Financial Information

Item 1.  Financial Statements


                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                               June 30,  December 31,
                                                                1997         1996
                                                              --------   ------------
                                    ASSETS
CURRENT ASSETS:
     Cash ..................................................  $  4,176    $    112
     Restricted cash equivalents ...........................     5,801       5,801
     Accounts receivable, trade - net ......................   120,167      89,283
     Due from affiliates ...................................    13,532      12,681
     Inventories ...........................................   162,313     176,149
     Prepaid and other assets ..............................     6,113       3,172
                                                              --------    --------
          Total current assets .............................   312,102     287,198
PROPERTY, PLANT AND EQUIPMENT - NET ........................   177,823     176,135
OTHER ASSETS ...............................................    13,629      10,398
                                                              --------    --------
          TOTAL ............................................  $503,554    $473,731
                                                              ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ...............................  $ 45,461    $ 31,341
     Due to affiliates .....................................    15,843      22,666
     Accrued and other current liabilities .................    28,711      27,429
     Accrued employee benefits costs - current
      portion ..............................................    39,055      39,491
                                                              --------    --------
          Total current liabilities ........................   129,070     120,927
                                                              --------    --------
REVOLVING TERM LOAN ........................................    46,332      24,356
ACCRUED PENSION BENEFITS COSTS - Less current portion ......    20,076      26,616
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current
 portion ...................................................   115,714     112,551
OTHER LIABILITIES ..........................................    23,375      22,803
                                                              --------    --------
          Total noncurrent liabilities .....................   205,497     186,326
                                                              --------    --------
CONTINGENCIES AND COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000
      shares authorized; 20,000,000 shares
      outstanding at June 30, 1997 and December
      31, 1996) ............................................       200         200
     Additional paid-in capital ............................   161,953     161,953
     Retained earnings .....................................     6,834       4,325
                                                              --------    --------
          Total shareholders' equity .......................   168,987     166,478
                                                              --------    --------
          TOTAL ............................................  $503,554    $473,731
                                                              ========    ========


                 See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                             Three months ended       Six months ended
                                                 June 30,                 June 30,
                                            ---------------------   ---------------------
                                               1997        1996        1997        1996
                                            ---------   ---------   ---------   ---------
NET SALES:
     Third-party customers ...............  $ 165,024   $ 143,509   $ 330,728   $ 288,928
     Related parties .....................     26,453      22,531      52,280      58,516
                                            ---------   ---------   ---------   ---------
                                              191,477     166,040     383,008     347,444

COST OF GOODS SOLD .......................    180,362     151,199     363,974     315,182
                                            ---------   ---------   ---------   ---------

GROSS PROFIT .............................     11,115      14,841      19,034      32,262

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .............      5,605       4,198       9,907       7,327
                                            ---------   ---------   ---------   ---------

OPERATING INCOME .........................      5,510      10,643       9,127      24,935

INTEREST INCOME (EXPENSE) - Net ..........       (953)       (307)     (1,694)       (220)

OTHER EXPENSE ............................       (157)         --        (336)         --
                                            ---------   ---------   ---------   ---------

INCOME FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES .................      4,400      10,336       7,097      24,715

INCOME TAX EXPENSE .......................      1,617       3,946       2,588       9,410
                                            ---------   ---------   ---------   ---------

INCOME FROM
     CONTINUING OPERATIONS ...............      2,783       6,390       4,509      15,305

INCOME FROM
     DISCONTINUED OPERATIONS -
     Net of income taxes .................         --          --          --         264
                                            ---------   ---------   ---------   ---------

NET INCOME ...............................  $   2,783   $   6,390   $   4,509   $  15,569
                                            =========   =========   =========   =========

EARNINGS PER COMMON SHARE AND COMMON
     SHARE EQUIVALENT:
     Income from continuing operations ...  $    0.14   $    0.32   $    0.22   $    0.71
     Income from discontinued operations .         --          --          --        0.01
                                            ---------   ---------   ---------   ---------
     Net income ..........................  $    0.14   $    0.32   $    0.22   $    0.72
                                            =========   =========   =========   =========

WEIGHTED AVERAGE COMMON SHARES  AND COMMON
     SHARE EQUIVALENTS  OUTSTANDING ......     20,233      20,082      20,228      21,601

CASH DIVIDENDS PAID PER
     COMMON SHARE ........................  $    0.05   $    0.05   $    0.10   $    0.05
                                            =========   =========   =========   =========


                 See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIENCY)
                             (Dollars in Thousands)
                                   (Unaudited)

                                                   Additional     Total
                                Common   Paid-in    Retained   Shareholders'
                                Stock    Capital    Earnings      Equity
                                ------  ---------   --------   -------------

BALANCE, DECEMBER 31, 1995 ...  $ 231   $ 232,257   $ (6,979)    $ 225,509
     Net Income ..............     --          --     15,569        15,569
     Dividends ...............     --          --     (1,000)       (1,000)
     Special distribution of
       discontinued operations    (31)    (70,303)    (2,200)      (72,534)
                                -----   ---------   --------     ---------
BALANCE, JUNE 30, 1996 .......  $ 200   $ 161,954   $  5,390     $ 167,544
                                =====   =========   ========     =========

BALANCE, DECEMBER 31, 1996 ...  $ 200   $ 161,953   $  4,325     $ 166,478
     Net Income ..............     --          --      4,509         4,509
     Dividends ...............     --          --     (2,000)       (2,000)
                                -----   ---------   --------     ---------
BALANCE, JUNE 30, 1997 .......  $ 200   $ 161,953   $  6,834     $ 168,987
                                =====   =========   ========     =========


                 See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                      Six months ended
                                                                          June 30,
                                                                   ---------------------
                                                                      1997       1996
                                                                   ---------   ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income ...................................................  $   4,509   $ 15,569
   Adjustments to reconcile net income to net cash from (used in)
       operating activities:
          Depreciation and amortization .........................      9,630      9,148
          Deferred income taxes .................................     (3,374)    (6,510)
          Pension and other postretirement benefits .............     (3,840)   (22,634)
          Income from discontinued operations ...................         --       (264)
          Change in working capital items:
               Accounts receivable, trade - net .................    (30,884)     5,254
               Due from affiliates ..............................       (851)     6,617
               Inventories ......................................     13,836    (25,637)
               Prepaids and other assets ........................     (2,941)      (757)
               Accounts payable, trade ..........................     14,120      9,700
               Due to affiliates ................................     (6,823)    (5,610)
               Accrued and other current liabilities ............      1,282     (4,778)
          Other - net ...........................................        417      1,431
                                                                   ---------   --------
   Net cash from (used in) operating activities .................     (4,919)   (18,471)
                                                                   ---------   --------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
          Purchase of accounts receivables ......................         --    (50,000)
          Purchase of property, plant and equipment .............    (10,993)    (6,422)
          Disposal of fixed assets ..............................         --        203
          Restricted cash deposits ..............................         --        784
                                                                   ---------   --------
   Net cash from (used in) investing activities .................    (10,993)   (55,435)
                                                                   ---------   --------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
          Borrowings ............................................    120,258     61,614
          Repayment of borrowings ...............................    (98,282)   (29,472)
          Dividends .............................................     (2,000)    (1,000)
                                                                   ---------   --------
   Net cash from (used in) financing activities .................     19,976     31,142
                                                                   ---------   --------
NET INCREASE (DECREASE) IN CASH .................................      4,064    (42,764)

CASH, BEGINNING OF PERIOD .......................................        112     42,910
                                                                   ---------   --------

CASH, END OF PERIOD .............................................  $   4,176   $    146
                                                                   =========   ========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1997 AND 1996
                (Dollars in Thousands Except as Otherwise Noted)
                                   (Unaudited)

1. General

Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc., ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility and an aluminum fabrication facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina. As of June 30, 1997, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned 50.33% by Alumax of South Carolina, Inc. ("ASC") and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. Glencore International AG (and together with its subsidiaries, the "Glencore Group") is a major shareholder of Sudelektra Holding AG.

Glencore AG and Vialco Holdings Ltd., which are wholly-owned subsidiaries of Glencore International AG own 7,925,000 common shares, or 39.6% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions related to the purchases and sales of primary and scrap aluminum and metals risk management.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

2. Forward Contracts Accounting Policy

The Company enters into forward primary aluminum contracts, principally with the Glencore Group, to hedge fixed-price purchase and sale commitments and inventory positions ("specific contracts") and to cover expected future sales and to otherwise manage the company's exposure to changing prices ("general contracts"). A change in market value of a forward contract is recognized as a gain or loss in the period of change unless the contract meets specific criteria to qualify for hedge accounting. The criteria are: the item to be hedged exposes the Company to market price risk, the forward contract reduces exposure to this risk, the forward contract is designated as a hedge, and there is a high degree of correlation between changes in the market value of the contract and changes in the market value of the hedged item. Changes in the market

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

value of forward contracts that qualify for hedge accounting, including closed forward contracts, are deferred and reflected in costs of goods sold when the underlying physical transaction takes place. The deferred gains and losses are reflected on the balance sheet in inventory. If a forward contract is used to hedge an anticipated transaction and the transaction is no longer likely to occur, any gains or losses are included in the income statement as cost of goods sold.

Changes in the market value of specific contracts that do not meet the criteria for hedge accounting are recognized in the income statement as cost of goods sold in the period in which they arise. Changes in the market value of general contracts are recognized in the income statement as gains or losses on forward contracts in the period in which they arise.

3. Inventories

Inventories consist of the following:        June 30, 1997     December 31, 1996
                                             -------------     -----------------
      Raw materials ...........................   $ 65,418              $ 56,954

      Work-in-process .........................     40,854                55,040

      Finished goods ..........................     24,024                35,711

      Operating and other supplies ............     19,962                20,745

      Unrealized losses on forward contracts ..     12,055                 7,699
                                                  --------              --------

                                                  $162,313              $176,149
                                                  ========              ========

At June 30, 1997 and December 31, 1996 approximately 87% and 88%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $19,012 and $20,368 at June 30, 1997 and December 31, 1996, respectively.

4. Bank Revolving Credit Facility

On January 30, 1996 (and as amended through July 18, 1997) Century of West Virginia and Berkeley entered into a Bank Revolving Credit Facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a three-year $150,000 revolving credit facility which consists of revolving loans and letters of credit up to $150,000 in the aggregate.

The interest rate is, at the Company's election, (i) The Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the results of certain financial ratios. Borrowings of $46.3 million as of June 30, 1997 under the Facility are

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

collateralized by all of Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

Under the terms of the Facility, the Company is required to meet certain financial covenants. At June 30, 1997, the Company was in compliance with these covenants.

5. Contingencies and Commitments

Environmental Contingencies

The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater, and is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company has completed initial sampling and analysis and has submitted its initial findings to the Environmental Protection Agency ("EPA"). The Company will conduct further field work in the third quarter of 1997. The Company anticipates that the RFI will not be completed before late 1997 or early 1998. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

The West Virginia Department of Environmental Protection ("DEP") ordered Century of West Virginia to investigate treatment technology to replace the current wastewater sprayfield and to install such technology by September 1, 1997. The Company anticipates that the replacement system will be operational by that date.

Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and with respect to those conditions, Kaiser will be responsible for the costs of the RFI and required cleanup under

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

The Company is aware there has been contamination in the soil and groundwater at the previously owned Vialco facility. The Company believes that a substantial amount of the contamination migrated from an adjacent facility, Hess Oil Virgin Islands, Inc. ("HOVIC"). HOVIC is currently investigating the contamination and has installed monitoring wells at the Vialco facility. HOVIC has advised the EPA that it does not believe it is the source of the contamination, a conclusion the Company disputes. The Company has begun its own technical investigation. At another area of the plant,the Company has removed quantities of contaminated soils from Vialco and transported and disposed of such soils in approved facilities. In addition, it has instituted a bioremediation program which it believes will address the remaining legal requirements with respect to such soils. Pursuant to the contract for sale of the Vialco facility to St. Croix Alumina, L.L.C. ("St. Croix Alumina") a subsidiary of Alcoa Alumina and Chemicals L.L.C., the Company has retained liability for environmental conditions existing at the time of sale only to the extent such conditions require remedial action, or give rise to claims, under laws in effect at the time of sale. The Company will not have liability if remediation is required or claims are made due to changes in law after the time of sale. The Company has agreed to indemnify St. Croix Alumina against claims arising from environmental conditions for which the Company has retained liability. The indemnity is capped at $18,000, and any claims under the indemnity must be brought by July 24, 2001. Management of the Company does not believe that the ultimate amount of the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $800 at June 30, 1997 and December 31, 1996. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

Because of the uncertainties concerning the extent of required cleanup, the complexity of applicable government laws and regulations and their interpretation, the varying costs and effectiveness of alternative cleanup technologies and methods, and the uncertain level of recoveries from insurance, the Kaiser indemnity or other types of recovery, there can be no

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. However, based upon all available information and after consultation with counsel, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

Century of West Virginia is a named defendant (along with other companies) in approximately 3,777 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. However, counsel for the plaintiffs have represented that Century of West Virginia will be dismissed from 2,412 cases because the plaintiffs in these cases had no contact with the Century of West Virginia facility. All of the remaining 1,365 plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. In Century of West Virginia's case, if the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement. In a typical case or consolidated group of cases, Century of West Virginia turns the complaint over to Kaiser with a demand for defense and indemnity. Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia in the event that a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

during this period of time. Claims with six of these eight plaintiffs have been settled for nominal amounts. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Century of West Virginia and Kaiser purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Century of West Virginia. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. The proposed class has not yet been certified and damages have not been specified. Century of West Virginia has denied liability and will defend the matter vigorously. While it is impossible to predict the outcome of this litigation, the Company believes the outcome will not have a material adverse effect on its financial condition or liquidity, although it is possible that an adverse outcome could materially affect its results of operations in a given period.

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

Commitments

Century of West Virginia and a public utility have signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. This agreement replaces a power supply agreement with the same utility that was due to expire in 1998. Billings under the old agreement were computed using a formula based principally upon the utility's operating costs. Such billings were decreased if the London Metals Exchange ("LME") primary ingot price was less than certain specified levels, and increased, limited to the extent of cumulative net decreases, if the LME primary ingot price was greater than certain specified levels. Under the new agreement, Century of West Virginia will pay a fixed price for electricity used. However, for the period from July 1, 1996 through July 31, 1998, if the LME primary ingot price were to exceed certain specified levels, the price for electricity used would increase, to the extent of cumulative net price decreases under the previous contract with the same utility. The Public Utilities Commission of Ohio has approved the agreement.

The Company's wholly-owned subsidiary, Berkeley Aluminum, Inc., has consented to ASC entering into a new power agreement on behalf of the owners of the Mt. Holly facility with the South Carolina Public Service Authority ("the Authority"). The terms of that contract obligate

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

the Mt. Holly owners to purchase power from the Authority through December 31, 2005. Pursuant to a separate agreement among the owners, ASC is to "guarantee" pricing to Berkeley based upon a schedule, but subject to adjustment based upon demand and energy charges imposed by the Authority or sales credits given by the Authority. The new agreement with the Authority supersedes an agreement which would have expired on March 31, 2000, and it provides a material reduction in power costs as compared to the costs under the previous agreement.

On January 23, 1996 the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make additional cash contributions to its pension plan for hourly employees in the years 1996 through 1999. To date, the Company has made all required contributions. The Company estimates that the contributions in 1997, 1998 and 1999 will be approximately $6,000, $7,000 and $7,000, respectively, above the minimum required contributions under Section 412 of the Code for such years. The Company has granted the PBGC a first priority security interest in
(i) the property, plant and equipment at Century of West Virginia's facility and
(ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires after the consummation of the offering. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

On July 1, 1997, Century announced a new operating plan that will affect its Century of West Virginia operations. The plan features a continuation of the shift to the production of high-value rolled aluminum products, a 20 percent reduction in the production of certain low margin rolled aluminum products, a streamlining of the rolled products organization to attain higher levels of operating efficiency, and a voluntary early retirement program. Incentives will be offered such as supplemental payments and medical and life insurance coverage to bridge the period to normal retirement age. Costs associated with the voluntary retirement incentives, training and other related activities are expected to total between $4,000 and $5,000.

The Company will begin implementation of the new operating plan in the fourth quarter of 1997 and expects to complete implementation of the plan by the end of 1998.

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

6. Fixed-Price Commitments and Forward Contracts

The Company had fixed price commitments to sell 298.4 million pounds and 192.8 million pounds of primary and scrap aluminum and aluminum sheet and plate products at June 30, 1997 and June 30, 1996, respectively. Forward purchase contracts for approximately 7.7 million pounds and 49.9 million pounds of primary aluminum at June 30, 1997 and June 30, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses; the Company recorded credits of $506 and charges of $1,599 for the six months ended June 30, 1997 and June 30, 1996, respectively.

During 1996, the Company entered into forward sales contracts with the Glencore Group for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require such contracts be marked to market. As of December 31, 1996, the Company deferred unrealized losses of $7,699 on such contracts. At June 30, 1997, the Company had forward sales contracts with the Glencore Group for 163.2 million pounds of primary aluminum to hedge 1997, 1998 and 1999 production. As of June 30, 1997, the Company deferred unrealized losses of $12,055 on such contracts.

As of June 30, 1997, the Glencore Group had forward option contracts to purchase 30 million pounds of primary aluminum from the Company during the second half of 1997.

The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

7. Supplemental Cash Flow Information

                                          Six Months Ended
       Cash paid for:                         June 30,
                                              --------
                                       1997             1996
                                       ----             ----

         Interest ................    $2,164             $469

         Income taxes ............     5,598           17,216

                            CENTURY ALUMINUM COMPANY

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Contd.)

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

Demand in the United States remained relatively flat in the first half of 1997, relative to the first half of 1996, with strong demand in the automotive sector and improving demand in the aerospace and construction sectors. Drawdowns of primary inventory occurred in the first half of 1997, but liquidations by commodity fund investors put pressure on prices. The cash price for primary aluminum on the London Metals Exchange averaged $1,584, $1,596 and $1,422 per tonne for the three months ended June 30, 1997, March 31, 1997 and December 31, 1996, respectively.

Results of Operations

The following table sets forth, for the three and six months ended June 30, 1997 and 1996, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.

                                                   Percentage of net sales
                                           Three months ended   Six months ended
                                                June 30              June 30
                                                -------              -------
                                              1997    1996        1997    1996
                                             -----   -----       -----   -----
Net sales ...............................    100.0%  100.0%      100.0%  100.0%
Cost of goods sold ......................     94.2%   91.1%       95.0%   90.7%
                                             -----   -----       -----   -----
    Gross profit ........................      5.8%    8.9%        5.0%    9.3%
Selling, general and administrative
  expenses ..............................      2.9%    2.5%        2.6%    2.1%
                                             -----   -----       -----   -----
    Operating income ....................      2.9%    6.4%        2.4%    7.2%
Interest and other expense ..............      0.6%    0.2%        0.5%    0.1%
                                             -----   -----       -----   -----
Income from continuing operations before
     income taxes .......................      2.3%    6.2%        1.9%    7.1%
Income tax expense ......................      0.8%    2.4%        0.7%    2.7%
                                             -----   -----       -----   -----
Income from continuing operations .......      1.5%    3.8%        1.2%    4.4%
                                             =====   =====       =====   =====

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                Flat-Rolled Sheet and Plate Products         Primary Aluminum
                   Direct (1)             Toll                  Direct (1)
              ----------------------------------------      ------------------
    1997      Pounds     $/Pound    Pounds     $/Pound      Pounds     $/Pound
              -------    -------    ------     -------      ------     -------
1st Quarter   138,916     $1.10     12,017      $0.32       47,666      $0.74
2nd Quarter   134,411     $1.14     13,130      $0.29       46,059      $0.76
              -------    -------    ------     -------      ------     -------
       Total  273,327     $1.12     25,147      $0.31       93,725      $0.75
              =======    =======    ======     =======      ======     =======
    1996      Pounds     $/Pound    Pounds     $/Pound      Pounds     $/Pound
              -------    -------    ------     -------      ------     -------
1st Quarter   115,708     $1.17     20,936      $0.32       46,774      $0.79
2nd Quarter   113,333     $1.15     34,887      $0.29       31,349      $0.80
              -------    -------    ------     -------      ------     -------
       Total  229,041     $1.16     55,823      $0.30       78,123      $0.79
              =======    =======    ======     =======      ======     =======

            (1) Does not include forward sales contracts without physical delivery.

Net Sales. Net sales in the three and six months ended June 30, 1997 were $191.5 million and $383.0 million, respectively, an increase of $25.5 million and $35.6 million from comparable 1996 periods. Shipments of flat-rolled sheet and plate products in the three and six months ended June 30, 1997 were 147.5 million and
298.5 million pounds, respectively. Second quarter shipments were down 0.5% from the second quarter 1996 totals, while year-to-date shipments were up 4.8% from the comparable 1996 period. A shift from tolling of flat-rolled sheet and plate products to direct sales of flat-rolled sheet and plate products increased revenue for the three and six months ended June 30, 1997 by $12.2 million and $19.5 million over revenue during comparable periods in 1996. Other shifts in the volume of flat-rolled sheet and plate products sold increased revenue for the three and six months ended June 30, 1997 by $5.8 million and $22.7 million, respectively. Average realized prices from flat-rolled sheet and plate product sales in the second quarter of 1997 improved considerably over first quarter 1997 prices, but for the first six months of 1997 were below 1996 price levels. This caused revenues to be lower in the three and six months ended June 30, 1997 by $2.2 million and $12.5 million, respectively.

Shipments of primary aluminum in the three and six months ended June 30, 1997 were 46.1 million pounds and 93.7 million pounds, respectively, up 46.9% and 20.0% from comparable 1996 periods. The increased volume of primary product shipments in the three and six months ended June 30, 1997 increased revenue by $10.9 million and $11.7 million, respectively over revenue during comparable periods in 1996. Lower realized prices for primary product sales in both the three and six months ended June 30, 1997 decreased revenue by $1.0 million and $3.2 million, respectively, from comparable periods in 1996.

Gross Profit. Gross profit for the three and six months ended June 30, 1997 was $11.1 million and $19.0 million, respectively, down $3.7 million and $13.2 million from comparable 1996 periods. Lower realized prices on both flat-rolled sheet and plate products and primary products, along with operating difficulties experienced as a result of maintaining high operating rates, caused gross profit to decline during the six months ended June 30, 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the three and six months ended June 30, 1997 increased $1.4 million and $2.6 million from the comparable 1996 periods primarily due to legal costs and the administrative costs Century experienced as a public company.

Interest Expense. Interest expense during the three and six months ended June 30, 1997 increased $0.6 million and $1.5 million from comparable periods in 1996 due to the amounts borrowed under the Facility. During the first quarter of 1996, none of the amounts available under the Facility were outstanding.

Liquidity and Capital Resources

Working capital at June 30, 1997 and 1996 was $183.0 million and $189.4 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, and debt service.

The Company's statements of cash flows for the periods indicated are summarized below (dollars in thousands):

                                                        Six Months
                                                          Ended
                                                         June 30,
                                                         --------
                                                   1997             1996
                                                   ----             ----
   Net cash used in operating activities ...... $ (4,919)        $(18,471)

   Net cash used in investing activities ......  (10,993)         (55,435)

   Net cash from financing activities .........   19,976           31,142
                                                --------         --------
   Increase (decrease) in cash ................ $  4,064         $(42,764)
                                                ========         ========

Net cash used in operating activities was $4.9 million during the first of 1997 compared to net cash of $18.5 million used in operations during the first of 1996. Increased sales and a shift in sales away from affiliates to third parties in 1997 have resulted in the growth in accounts receivable by $30.9 million since December 31, 1996. During the six months ended June 30, 1996, the Company made additional cash contributions of $20.0 million to its pension plan for hourly employees, as discussed below.

Capital expenditures were $11.0 million and $6.4 million for the six months ended June 30, 1997 and 1996, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. In the first quarter of 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities as discussed below.

On January 30, 1996, Century of West Virginia, Berkeley and Bank America Business Credit, Inc. ("Bank of America") entered into an agreement, as amended through July 18, 1997, pursuant to which Bank of America is providing Century of West Virginia and Berkeley a three-year, $150 million Bank Revolving Credit Facility ("Facility"). The interest rate is, at the Company's election, (i) the Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the results of certain financial ratios. Borrowings of $46.3 million as of June 30, 1997 under the Facility are collateralized by all of Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

Under the terms of the Facility, as amended, the Company is required to meet certain financial covenants. Based on its current financial condition and internal forecasts through the end of 1997, the Company believes that it will be in compliance with all covenants.

Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("the PBGC Agreement") the Company made additional cash contributions of $20.0 million to its pension plan for hourly employees in 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1996, 1997, 1998 and 1999. The Company estimates that these contributions will be approximately $6.0 million, $7.0 million and $7.0 million, respectively, above the minimum required contributions under Section 412 of the Code for such years.

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

The Company had fixed-price commitments to sell 298.4 million pounds and 192.8 million pounds of primary and scrap aluminum and aluminum sheet and plate products at June 30, 1997 and June 30, 1996, respectively. Forward purchase contracts for approximately 7.7 million pounds and 49.9 million pounds of primary aluminum at June 30, 1997 and June 30, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded it fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains on these contacts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of certain other forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses; the Company recorded credits of $0.5 million and charges of $1.6 million for the six months ended June 30, 1997 and June 30, 1996, respectively.

During 1996, the Company entered into forward sales contracts with the Glencore Group for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require such contracts be marked to market. As of December 31, 1996, the Company deferred unrealized losses of $7.7 million on such contracts. At June 30, 1997, the Company had forward sales contracts with the Glencore Group for 163.2 million pounds of primary aluminum to hedge 1997, 1998 and 1999 production. As of June 30, 1997, the Company deferred unrealized losses of $12.1 million on such contracts.

As of June 30, 1997, the Glencore Group had forward option contracts to purchase 30 million pounds of primary aluminum from the Company during the second half of 1997.

Environmental Expenditures and Other Contingencies

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $800 at June 30, 1997 and December 31, 1996. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

On July 1, 1997, Century announced a new operating plan that will affect its Century of West Virginia operations. The plan features a continuation of the shift to the production of high-value rolled aluminum products, a 20 percent reduction in the production of certain low margin rolled aluminum products, a streamlining of the rolled products organization to attain higher levels of operating efficiency, and a voluntary early retirement program. Incentives will be offered such as supplemental payments and medical and life insurance coverage to bridge the period to normal retirement age. Costs associated with the voluntary retirement incentives, training and other related activities are expected to total between $4.0 and $5.0 million.

The Company will begin implementation of the new operating plan in the fourth quarter of 1997 and expects to complete implementation of the plan by the end of 1998.

The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or liquidity, although it is possible that an adverse outcome in the lawsuit by a proposed class of salaried employees and retirees of Century of West Virginia could materially affect the results of operations in a given period. See Note 5 to Consolidated Financial Statements:
Contingencies and Commitments.

Part II. Other Information

Item 1. Legal Proceedings

        None.

Item 4. Vote of Security Holders

      At its Annual Meeting on May 13, 1997, the stockholders of the Company took the following actions:

      (a) Elected the following two directors to serve for a term of three years expiring at the Annual Meeting of Stockholders to be held in 2000, with votes as indicated opposite each director's name:

                                               For              Withheld
                                               ---              --------

                  Roman A. Brinski          17,537,997          221,900

                  Willy R. Strothotte       17,537,665          222,232

      (b) Approved the appointment by the Board of Directors of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The vote was 17,758,263 for and 469 against the proposal, with 1,165 abstentions and no broker nonvotes.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits
      Exhibit 11.1 - Statement Re: Calculation of Earnings per Common Share
      Exhibit 99.1 - Century Aluminum Company Press Release, dated July 1, 1997

      (b)   Reports on Form 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Century Aluminum Company


Date: August 14, 1997     By:  /s/Craig A. Davis
      -------------------     ------------------------
                                Craig A. Davis
                                Chairman/Chief Executive Officer


Date: August 14, 1997     By:  /s/David W. Beckley
      -------------------     ------------------------
                                David W. Beckley
                                Executive Vice-President/Chief Financial Officer

                                  Exhibit Index

Exhibit                                                                   Page
Number                    Description                                    Number
------                    -----------                                    ------

11.1    Calculation of Earnings per Common Share and
         Common Share Equivalent .....................................     23

99.1    Century Aluminum Company Press Release, dated
         July 1, 1997 ................................................     24-25