Form 10-Q
period 1997-09-30
CENTURY ALUMINUM CO
filed 1997-11-14
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


The registrant had 20,000,000 shares of common stock outstanding at October 31, 1997.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                         Part I - Financial Information

Item 1 - Financial Statements                                                          Page Number
         Consolidated Balance Sheets as of September 30, 1997
         and December 31, 1996 ......................................................        1

         Consolidated Statements of  Operations for the three months
         and nine months ended September 30, 1997 and 1996 ..........................        2

         Consolidated Statements of Shareholders' Equity
         for the nine months ended September 30, 1997 and 1996 ......................        3

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1997 and 1996 ...................................        4

         Notes to the Consolidated Financial Statements .............................        5-12

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations ..................................................        13-18


                           Part II - Other Information

Item 1 - Legal Proceedings ..........................................................        19

Item 6 - Exhibits and Reports on Form 8-K ...........................................        19

Signatures ..........................................................................        20

Exhibit Index .......................................................................        21

         Exhibit 11.1 - Calculation of Earnings per Common Share
                           and Common Share Equivalent ..............................        22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                         1997            1996
                                                                                         ----            ----
                                     ASSETS

CURRENT ASSETS:
     Cash .....................................................................        $  2,018        $    112
     Restricted cash equivalents ..............................................           5,801           5,801
     Accounts receivable, trade - net .........................................         102,412          89,283
     Due from affiliates ......................................................          16,872          12,681
     Inventories ..............................................................         170,188         176,149
     Prepaid and other assets .................................................           8,164           3,172
                                                                                       --------        --------
          Total current assets ................................................         305,455         287,198
PROPERTY, PLANT AND EQUIPMENT - NET ...........................................         181,383         176,135
OTHER ASSETS ..................................................................          16,351          10,398
                                                                                       --------        --------
          TOTAL ...............................................................        $503,189        $473,731
                                                                                       ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ..................................................        $ 34,765        $ 31,341
     Due to affiliates ........................................................          22,825          18,900
     Accrued and other current liabilities ....................................          24,864          27,429
     Accrued employee benefits costs - current portion ........................          38,580          39,491
                                                                                       --------        --------
          Total current liabilities ...........................................         121,034         117,161
                                                                                       --------        --------
REVOLVING TERM LOAN ...........................................................          49,405          24,356
ACCRUED PENSION BENEFITS COSTS - Less current portion .........................          19,399          26,616
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ..................         117,208         112,551
DUE TO AFFILIATES .............................................................           7,650           3,766
OTHER LIABILITIES .............................................................          23,709          22,803
                                                                                       --------        --------
          Total noncurrent liabilities ........................................         217,371         190,092
                                                                                       --------        --------
CONTINGENCIES AND COMMITMENTS (Note 5)
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,000,000
        shares outstanding at September 30, 1997 and December 31, 1996) .......             200             200
     Additional paid-in capital ...............................................         161,953         161,953
     Retained earnings ........................................................           2,631           4,325
                                                                                       --------        --------
          Total shareholders' equity ..........................................         164,784         166,478
                                                                                       --------        --------
          TOTAL ...............................................................        $503,189        $473,731
                                                                                       ========        ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                         THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                            SEPTEMBER 30,                       SEPTEMBER 30,
                                                        1997             1996              1997               1996
                                                        ----             ----              ----               ----
NET SALES:
     Third-party customers ..................        $ 141,237         $ 133,014         $ 471,965         $ 421,942
     Related parties ........................           28,472            23,576            80,752            82,092
                                                     ---------         ---------         ---------         ---------
                                                       169,709           156,590           552,717           504,034

COST OF GOODS SOLD ..........................          171,337           154,259           535,311           469,441
                                                     ---------         ---------         ---------         ---------

GROSS PROFIT (LOSS) .........................           (1,628)            2,331            17,406            34,593

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES ................            3,748             3,847            13,655            11,174
                                                     ---------         ---------         ---------         ---------

OPERATING INCOME (LOSS) .....................           (5,376)           (1,516)            3,751            23,419

INTEREST INCOME (EXPENSE) - Net .............             (569)             (895)           (2,263)           (1,019)

OTHER INCOME (EXPENSE) ......................              888               (20)              552              (115)
                                                     ---------         ---------         ---------         ---------

INCOME (LOSS) FROM
     CONTINUING OPERATIONS
     BEFORE INCOME TAXES ....................           (5,057)           (2,431)            2,040            22,285

INCOME TAX EXPENSE (BENEFIT) ................           (1,854)             (941)              734             8,469
                                                     ---------         ---------         ---------         ---------

INCOME (LOSS) FROM
     CONTINUING OPERATIONS ..................           (3,203)           (1,490)            1,306            13,816

INCOME FROM
     DISCONTINUED OPERATIONS -
     Net of income taxes ....................               --                --                --               264
                                                     ---------         ---------         ---------         ---------

NET INCOME (LOSS) ...........................        $  (3,203)        $  (1,490)        $   1,306         $  14,080
                                                     =========         =========         =========         =========

EARNINGS (LOSS) PER COMMON SHARE AND
     COMMON SHARE EQUIVALENT:
     Income (loss) from continuing operations        $   (0.16)        $   (0.07)        $    0.06         $    0.66
     Income from discontinued operations ....               --                --                --              0.01
                                                     ---------         ---------         ---------         ---------
     Net income (loss) ......................        $   (0.16)        $   (0.07)        $    0.06         $    0.67
                                                     =========         =========         =========         =========

WEIGHTED AVERAGE COMMON SHARES  AND COMMON
     SHARE EQUIVALENTS  OUTSTANDING .........           20,244            20,104            20,234            21,102

CASH DIVIDENDS PAID PER
     COMMON SHARE ...........................        $    0.05         $    0.05         $    0.15         $    0.10
                                                     =========         =========         =========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)


                                                    ADDITIONAL                           TOTAL
                                      COMMON         PAID-IN          RETAINED        SHAREHOLDERS'
                                      STOCK          CAPITAL          EARNINGS           EQUITY
                                      -----          -------          --------           ------
BALANCE, DECEMBER 31, 1995 ...        $ 231         $ 232,257         $ (6,979)        $ 225,509
     Net Income ..............           --                --           14,080            14,080
     Dividends ...............           --                --           (2,000)           (2,000)
    Special distribution of
       discontinued operations          (31)          (70,304)          (2,200)          (72,535)
                                      -----         ---------         --------         ---------
BALANCE, SEPTEMBER 30, 1996 ..        $ 200         $ 161,953         $  2,901         $ 165,054
                                      =====         =========         ========         =========



BALANCE, DECEMBER 31, 1996 ...        $ 200         $ 161,953         $  4,325         $ 166,478
     Net Income ..............           --                --            1,306             1,306
     Dividends ...............           --                --           (3,000)           (3,000)
                                      -----         ---------         --------         ---------
BALANCE, SEPTEMBER 30, 1997 ..        $ 200         $ 161,953         $  2,631         $ 164,784
                                      =====         =========         ========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                               1997              1996
                                                                               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ...................................................        $   1,306         $  14,080
       Adjustments to reconcile net income to net cash from (used in)
           operating activities:
              Depreciation and amortization .........................           13,933            13,738
              Deferred income taxes .................................           (6,363)           (6,510)
              Pension and other postretirement benefits .............           (3,471)          (21,020)
              Inventory market writedown (reversal) .................             (519)            1,780
              Income from discontinued operations ...................               --              (264)
              Change in operating assets and liabilities:
                   Accounts receivable, trade - net .................          (13,129)           11,218
                   Due from affiliates ..............................           (4,191)            5,544
                   Inventories ......................................            6,480           (38,476)
                   Prepaids and other assets ........................           (4,992)           (2,405)
                   Accounts payable, trade ..........................            3,424             4,735
                   Due to affiliates ................................            7,809             1,633
                   Accrued and other current liabilities ............           (2,565)           (7,512)
                   Other - net ......................................              820             2,342
                                                                             ---------         ---------
       Net cash used in operating activities ........................           (1,458)          (21,117)
                                                                             ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Purchase of accounts receivable .......................               --           (50,000)
              Purchase of property, plant and equipment .............          (18,685)          (13,741)
              Restricted cash deposits ..............................               --               784
                                                                             ---------         ---------
       Net cash used in investing activities ........................          (18,685)          (62,957)
                                                                             ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
              Borrowings ............................................          179,671           132,800
              Repayment of borrowings ...............................         (154,622)          (89,422)
              Dividends .............................................           (3,000)           (2,000)
                                                                             ---------         ---------
       Net cash provided by financing activities ....................           22,049            41,378
                                                                             ---------         ---------
NET INCREASE (DECREASE) IN CASH .....................................            1,906           (42,696)

CASH, BEGINNING OF PERIOD ...........................................              112            42,910
                                                                             ---------         ---------

CASH, END OF PERIOD .................................................        $   2,018         $     214
                                                                             =========         =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                (Dollars in Thousands Except as Otherwise Noted)
                                   (Unaudited)

1.  GENERAL

Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility and an aluminum fabrication facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility. As of September 30, 1997, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned 50.33% by Alumax of South Carolina, Inc. ("ASC") and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. Glencore International AG (and together with its subsidiaries, the "Glencore Group") is a major shareholder of Sudelektra Holding AG.

Glencore AG and Vialco Holdings Ltd., which are wholly-owned subsidiaries of Glencore International AG, own 7,925,000 common shares, or 39.6% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions related to the purchases and sales of primary and scrap aluminum and metals risk management.

The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1996. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.  FORWARD CONTRACTS ACCOUNTING POLICY

The Company enters into forward primary aluminum contracts, principally with the Glencore Group, to hedge fixed-price purchase and sale commitments and inventory positions ("specific contracts") and to cover expected future sales and to otherwise manage the company's exposure to changing prices ("general contracts"). A change in market value of a forward contract is recognized as a gain or loss in the period of change unless the contract meets specific criteria to qualify for hedge accounting. The criteria are: the item to be hedged exposes the Company to

                            CENTURY ALUMINUM COMPANY
market price risk, the forward contract reduces exposure to this risk, the forward contract is designated as a hedge, and there is a high degree of correlation between changes in the market value of the contract and changes in the market value of the hedged item. Changes in the market value of forward contracts that qualify for hedge accounting, including closed forward contracts, are deferred and reflected in cost of goods sold when the underlying physical transaction takes place. The deferred gains and losses are reflected on the balance sheet in inventory. If a forward contract is used to hedge an anticipated transaction and the transaction is no longer likely to occur, any gains or losses are included in the income statement as cost of goods sold.

Changes in the market value of specific contracts that do not meet the criteria for hedge accounting are recognized in the income statement as cost of goods sold in the period in which they arise. Changes in the market value of general contracts are recognized in the income statement as gains or losses on forward contracts in the period in which they arise.

3.  INVENTORIES


Inventories consist of the following:                                        September 30, 1997   December 31, 1996
                                                                             ------------------   -----------------
                  Raw materials ..........................................        $ 61,762             $ 56,954
                  Work-in-process ........................................          52,767               55,040
                  Finished goods .........................................          24,480               35,711
                  Operating and other supplies ...........................          19,349               20,745
                  Unrealized losses on forward contracts .................          11,830                7,699
                                                                                  --------             --------
                                                                                  $170,188             $176,149
                                                                                  ========             ========

At September 30, 1997 and December 31, 1996 approximately 88% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $11,843 and $20,368 at September 30, 1997 and December 31, 1996, respectively.

4.  BANK REVOLVING CREDIT FACILITY

On January 30, 1996 (and as amended effective September 25, 1997), Century of West Virginia and Berkeley entered into a Bank Revolving Credit Facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a three-year $150,000 revolving credit facility which consists of revolving loans and letters of credit up to $150,000 in the aggregate.

The interest rate is, at the Company's election, (i) The Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75%

                            CENTURY ALUMINUM COMPANY
and 2.00% may remain constant, or may be increased by up to .50%, depending upon the results of certain financial ratios. Borrowings of $49,405 million as of September 30, 1997 under the Facility are collateralized by all of Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

Under the terms of the Facility, as amended, the Company is required to meet certain financial covenants. At September 30, 1997, the Company was in compliance with these covenants.

5.  CONTINGENCIES AND COMMITMENTS

ENVIRONMENTAL CONTINGENCIES

The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater, and is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company completed initial sampling and analysis and submitted its initial findings to the Environmental Protection Agency ("EPA"). The Company conducted further field work in the third quarter of 1997. The Company anticipates that the RFI will not be completed before early to mid 1998. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and with respect to those conditions, Kaiser will be responsible for the costs of the RFI and required cleanup under the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws and regulations, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for

                            CENTURY ALUMINUM COMPANY
which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

In response to the previously reported West Virginia Department of Environmental Protection ("DEP") order for Century of West Virginia to replace its wastewater sprayfield, Century of West Virginia placed into operation in the third quarter of 1997 an alternative treatment technology.

The Company is aware of two areas of contamination in the soil and groundwater at its previously-owned Vialco facility. At the first of these areas, the Company has removed quantities of contaminated soils and has transported and disposed of such soils in approved facilities. In addition, it has begun a bioremediation program which it believes will fulfill the remaining legal requirements with respect to such soils. In the second area, the Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination which did not originate from HOVIC was caused by releases on the property which predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, L.L.C., a subsidiary of Alcoa Alumina and Chemicals L.L.S. ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $300 on such environmental conditions and Vialco's indemnity is capped at $18,000. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,052 at September 30, 1997 and $800 at December 31, 1996. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

Because of the uncertainties concerning the extent of required cleanup, the complexity of applicable government laws and regulations and their interpretation, the varying costs and effectiveness of alternative cleanup technologies and methods, and the uncertain level of recoveries from insurance, the Kaiser indemnity or other types of recovery, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. However, based upon all available information and after consultation with counsel,

                            CENTURY ALUMINUM COMPANY
management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

LEGAL CONTINGENCIES

The Territorial Court in St. Croix, U. S. Virgin Islands, has approved the settlement of a case brought in 1995 against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd., by three plaintiffs, purportedly on behalf of a class consisting of more than 1,000 persons who claimed personal injury, property damage and nuisance from pollutants allegedly discharged from the Vialco facility. The Company accrued the expense of settlement in 1996.

Century of West Virginia is a named defendant (along with other companies) in approximately 3,811 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. However, counsel for the plaintiffs have represented that Century of West Virginia will be dismissed from 2,412 cases because the plaintiffs in these cases had no contact with the Century of West Virginia facility. All of the remaining 1,399 plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia, if a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser, although eight plaintiffs have claimed they were exposed during this period of time. Claims with six of these eight plaintiffs have been settled for nominal amounts. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes it has meritorious defenses to the actions and that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operation or liquidity.

On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Century of West Virginia and Kaiser purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Century of West Virginia. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. The proposed class has not yet been certified and damages have not been specified. Century of West Virginia has denied liability and will defend the matter vigorously. While it is impossible to predict the outcome of this litigation, the Company believes the outcome will not have a material adverse effect on its financial condition or

                            CENTURY ALUMINUM COMPANY
liquidity, although it is possible that an adverse outcome could materially affect its results of operations in a given period.

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

The Company's wholly-owned subsidiary, Berkeley Aluminum, Inc., has consented to ASC entering into a new power agreement on behalf of the owners of the Mt. Holly Facility with the South Carolina Public Service Authority ("the Authority"). The terms of that contract obligate the Mt. Holly owners to purchase power from the Authority through December 31, 2005. Pursuant to a separate agreement among the owners, ASC is to "guarantee" pricing to Berkeley based upon a schedule, but subject to adjustment based upon demand and energy charges imposed by the Authority or sales credits given by the Authority. The new agreement with the Authority supersedes an agreement which would have expired on March 31, 2000, and it provides a material reduction in power costs as compared to the costs under the previous agreement.

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

                            CENTURY ALUMINUM COMPANY

$50,000 of the property, plant and equipment of any business or businesses that the Company acquires after the consummation of its initial public offering. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly Facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

6. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

The Company had fixed price commitments to sell 298.3 million pounds and 167.9 million pounds of primary and scrap aluminum and aluminum sheet and plate products at September 30, 1997 and September 30, 1996, respectively. Forward purchase contracts for approximately 4.8 million pounds and 63.2 million pounds of primary aluminum at September 30, 1997 and September 30, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses; the Company recorded charges of $967 and $8,571 for the nine months ended September 30, 1997 and September 30, 1996, respectively.

During 1996, the Company entered into forward sales contracts with the Glencore Group for 116.0 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require such contracts be valued at market. As of December 31, 1996, the Company deferred unrealized losses of $7,699 on such contracts. At September 30, 1997, the Company had forward sales contracts with the Glencore Group for 150.0 million pounds of primary aluminum to hedge 1997, 1998 and 1999 production. As of September 30, 1997, the Company deferred unrealized losses of $11,830 on such contracts.

As of September 30, 1997, the Glencore Group had forward option contracts to purchase 15.0 million pounds of primary aluminum from the Company during the fourth quarter of 1997.

The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

                            CENTURY ALUMINUM COMPANY

7.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                                  Nine Months Ended
Cash paid for:                                                       September 30,
                                                                     --------------
                                                                 1997              1996
                                                                 ----              ----
     Interest. . . . . . . . . . . . . . . . . . . . . . .      $3,303            $1,477
     Income taxes. . . . . . . . . . . . . . . . . . . . .       9,228            16,840

Non-Cash Investing Activities

Effective March 28, 1996 the Company made a non-cash special distribution of certain holdings of the Company in the form of a pro rata redemption of shares. The distribution consisted of businesses unrelated to the continuing operations of the Company. The Company redeemed and retired 3,120,000 shares of stock and distributed assets with a book value of $72,535.

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

SFAS No. 130, "Reporting Comprehensive Income" is effective for financial statements for both interim and annual periods beginning in 1998. This standard requires an enterprise to report all components of comprehensive income in a full set of financial statements, unless the enterprise has no items of other comprehensive income in any of the periods presented. The Company will adopt this standard in 1998.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual financial statements beginning in 1998 and for interim financial statements beginning in 1999. This standard requires the disclosure of segment information utilizing the same approach that the enterprise uses to manage its internal organization. The Company is currently assessing the impact this standard will have on its financial statements.

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

Based on available statistics, real consumption of primary aluminum in the United States appeared to be higher by approximately 7% for the first eight months of 1997 relative to the comparable period in 1996. Industry shipments of sheet and plate products appear to have grown by similar amounts. Demand was solid in the automotive, construction and aerospace sectors. Drawdowns of primary aluminum at London Metals Exchange ("LME") warehouses occurred in the first half of 1997. Inventory grew in August and September, but the balance was still below December 31, 1996 levels. The cash price for primary aluminum on the LME averaged $1,638 and $1,606 per tonne for the three and nine months ended September 30, 1997, respectively.

 RESULTS OF OPERATIONS

The following table sets forth, for the three and nine months ended September 30, 1997 and 1996, the percentage relationship to net sales of certain items included in the Company's consolidated statements of operations.


                                                                            Percentage of net sales
                                                                 Three months ended        Nine months ended
                                                                    September 30             September 30
                                                                  1997        1996         1997        1996
                                                                 -------     -------      -------     -------
Net sales.......................................                 100.0 %     100.0 %      100.0 %     100.0 %
Cost of goods sold..............................                 101.0 %      98.5 %       96.8 %      93.1 %
                                                                 -------     -------      -------     -------
    Gross profit (loss).........................                  (1.0)%       1.5 %        3.2 %       6.9 %
Selling, general and administrative expenses....                   2.2 %       2.5 %        2.5 %       2.3 %
                                                                 -------     -------      -------     -------
    Operating income (loss).....................                  (3.2)%      (1.0)%        0.7 %       4.6 %
Interest and other expense (income).............                  (0.2)%       0.6 %        0.4 %       0.2 %
                                                                 -------     -------      -------     -------
Income (loss) from continuing operations before
     income taxes...............................                  (3.0)%      (1.6)%        0.3 %       4.4 %
Income tax benefit (expense)....................                   1.1 %       0.6 %       (0.1)%      (1.7)%
                                                                 -------     -------      -------     -------
Income (loss) from continuing operations........                  (1.9)%      (1.0)%        0.2 %       2.7 %
                                                                 =======     =======      =======     =======

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                             Flat-Rolled Sheet and Plate Products                      Primary Aluminum
                              Direct (1)                       Toll                        Direct (1)
                        -----------------------------------------------------         ---------------------
       1997             Pounds         $/Pound         Pounds         $/Pound         Pounds        $/Pound
                        ------         -------         ------         -------         ------        -------
   1st Quarter          138,916         $1.10          12,017          $0.32          47,666         $0.74
   2nd Quarter          134,411         $1.14          13,130          $0.29          46,059         $0.76
   3rd Quarter          112,232         $1.17          9,217           $0.32          46,780         $0.76
                        -------         -----          -----           -----          ------         -----

             Total      385,559         $1.13          34,364          $0.31         140,505         $0.75
                        =======         =====          ======          =====         =======         =====


       1996             Pounds         $/Pound         Pounds         $/Pound         Pounds        $/Pound
                        ------         -------         ------         -------         ------        -------
   1st Quarter          115,708         $1.17          20,936          $0.32          46,774         $0.79
   2nd Quarter          113,333         $1.15          34,887          $0.29          31,349         $0.80
   3rd Quarter          104,146         $1.14          29,396          $0.32          36,702         $0.78
                        -------         -----          ------          -----          ------         -----

             Total      333,187         $1.15          85,219          $0.31         114,825         $0.79
                        =======         =====          ======          =====         =======         =====

     (1) Does not include forward sales contracts without physical delivery.

Net Sales. Net sales in the three and nine months ended September 30, 1997 were $169.7 million and $552.7 million, respectively, an increase of $13.1 million and $48.7 million from comparable 1996 periods. Shipments of flat-rolled sheet and plate products in the three and nine months ended September 30, 1997 were
121.4 million and 419.9 million pounds, respectively. Third quarter shipments were down 12.1% from the third quarter 1996 totals, while year-to-date shipments were up 1.5% from the comparable 1996 period. A shift from tolling of flat-rolled sheet and plate products to direct sales of flat-rolled sheet and plate products increased revenue for the three and nine months ended September 30, 1997 by $4.9 million and $24.4 million over revenue during comparable periods in 1996. Other shifts in the volume of flat-rolled sheet and plate products sold reduced revenue for the three months ended September 30, 1997 by $2.3 million and increased revenue for the nine months ended September 30, 1997 by $20.4 million. Average realized prices from flat-rolled sheet and plate product sales in the third quarter of 1997 improved over first and second quarter 1997 prices, but for the first nine months of 1997 were below 1996 price levels. This caused revenues to be lower in the three and nine months ended September 30, 1997 by $3.6 million and $8.9 million, respectively.

Shipments of primary aluminum in the three and nine months ended September 30, 1997 were 46.8 million pounds and 140.5 million pounds, respectively, up 27.5% and 22.4% from comparable 1996 periods. The increased volume of primary product shipments in the three and nine months ended September 30, 1997 increased revenue by $7.2 million and $18.1 million, respectively, over revenue during comparable periods in 1996. Lower realized prices for primary product sales in both the three and nine months ended September 30, 1997 decreased revenue by $0.3 million and $2.7 million, respectively, from comparable periods in 1996.

Gross Profit (Loss). The Company recorded a gross loss of $1.6 million during the three months ended September 30, 1997, compared to a gross profit of $2.3 million during the same period in 1996. For the nine months ended September 30, 1997, the Company recorded a gross profit of $17.4 million, compared to a gross profit of $34.6 million during the same period in 1996. During the first nine months of 1997, the Company realized lower prices on both flat-rolled sheet and plate products and primary products at a time when it experienced operating problems at its cast house. The inefficiencies, increased costs and insufficient production of rolling ingot that resulted from its operating problems had a negative impact on gross profit.

In addition, as a result of the previously announced operating plan that affects the Company's Century of West Virginia operations, in the third quarter of 1997, the Company accrued $3.0 million of costs primarily for voluntary retirement incentives. The new operating plan features a continuation of the shift to the production of high-value rolled aluminum products, a 20 percent reduction in the production of certain low margin rolled aluminum products, a streamlining of the rolled products organization to attain higher levels of operating efficiency and a voluntary early retirement program.

Selling, General and Administrative Expenses. Selling, general and administrative expenses during the nine months ended September 30, 1997 were $2.5 million higher than during the comparable 1996 period due to legal costs and the administrative costs Century experienced as a public company.

Interest Expense. Interest expense during the nine months ended September 30, 1997 increased $1.2 million from the comparable period in 1996 due to the level of borrowing under the Facility. During the first quarter of 1996, none of the amounts available under the Facility were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at September 30, 1997 and 1996 was $184.4 million and $193.9 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments, and debt service.

The Company's statements of cash flows for the periods indicated are summarized below (dollars in thousands):

                                                                     Nine Months Ended
                                                                        September 30,
                                                                   1997             1996
                                                                   ----             ----
Net cash used in operating activities ...................        $ (1,458)        $(21,117)
Net cash used in investing activities ...................         (18,685)         (62,957)
Net cash from financing activities ......................          22,049           41,378
                                                                 --------         --------
Increase (decrease) in cash .............................        $  1,906         $(42,696)
                                                                 ========         ========

Net cash used in operating activities was $1.5 million during the first nine months of 1997 compared to net cash of $21.1 million used in operations during the first nine months of 1996. Increased sales in 1997 have resulted in the growth in accounts receivable by $13.1 million since December 31, 1996. During the nine months ended September 30, 1996, the Company made additional cash contributions of $20.0 million to its pension plan for hourly employees, as discussed below. In addition, during the nine months ended September 30, 1996, the Company built inventory that was subsequently sold in the fourth quarter of 1996.

Capital expenditures were $18.7 million and $13.7 million for the nine months ended September 30, 1997 and 1996, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. In the first quarter of 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities as discussed below.

On January 30, 1996, Century of West Virginia, Berkeley and BankAmerica Business Credit, Inc. ("Bank of America") entered into an agreement, as amended effective September 25, 1997, pursuant to which Bank of America is providing Century of West Virginia and Berkeley a three-year, $150 million Bank Revolving Credit Facility ("Facility"). The interest rate is, at the Company's election, (i) the Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the results of certain financial ratios. Borrowings of $49.4 million as of September 30, 1997 under the Facility are collateralized by all of Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

Under the terms of the Facility, as amended, the Company is required to meet certain financial covenants. Based on its current financial condition and internal forecasts, the Company believes that it will remain in compliance with all covenants.

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

The Company had fixed-price commitments to sell 298.3 million pounds and 167.9 million pounds of primary and scrap aluminum and aluminum sheet and plate products at September 30, 1997 and September 30, 1996, respectively. Forward purchase contracts for approximately 4.8 million pounds and 63.2 million pounds of primary aluminum at September 30, 1997 and September 30, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded it fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains on these contacts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of certain other forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses; the Company recorded charges of $1.0 million and $8.6 million for the nine months ended September 30, 1997 and September 30, 1996, respectively.

During 1996, the Company entered into forward sales contracts with the Glencore Group for 116.0 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require such contracts be valued at market. As of December 31, 1996, the Company deferred unrealized losses of $7.7 million on such contracts. At September 30, 1997, the Company had forward sales contracts with the Glencore Group for 150.0 million pounds of primary aluminum to hedge 1997, 1998 and 1999 production. As of September 30, 1997, the Company deferred unrealized losses of $11.8 million on such contracts.

As of September 30, 1997, the Glencore Group had forward option contracts to purchase 15.0 million pounds of primary aluminum from the Company during the fourth quarter of 1997.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.1 million at September 30, 1997 and $0.8 million at December 31, 1996. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and DEP. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

OTHER

The Company has reviewed its data management systems to identify areas that could be impacted by the "Year 2000" issue. The Year 2000 issue results from software systems that only allow for the last two digits, rather than four digits, for the applicable year. If left uncorrected, errors could occur in computations that are dependent upon dates. As a result of its review, the Company has begun a multi-phase project to significantly enhance its data management systems.

The Company will replace its existing financial systems and adopt electronic tracking for its production processes and inventory. Initial work will be completed in mid 1999 at a cost of approximately $8.0 million, with a substantial portion of this amount capitalized. The project will streamline and accelerate data collection and allow all information systems to meet Year 2000 requirements.

As part of the multi-phase project, current systems for customer service, maintenance and payroll will be replaced, and new systems for quality and laboratory management, production scheduling and capacity planning will be added.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On September 17, 1997, the Territorial Court in St. Croix, U.S. Virgin Islands approved the settlement of a case brought in 1995 against Vialco, Bechtel Corporation and Mitsubishi Heavy Industries, Ltd., by three plaintiffs, purportedly on behalf of a class consisting of more than 1,000 persons who claimed personal injury, property damage and nuisance from pollutants allegedly discharged from the Vialco facility. The Company accrued the expense of settlement in 1996.


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
         Exhibit 11.1 - Statement Re: Calculation of Earnings per Common Share and Common Share Equivalent

         (b) Reports on Form 8-K
         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Century Aluminum Company


Date: November 14, 1997         By: /s/ Craig A. Davis
                                    ________________________
                                    Craig A. Davis
                                    Chairman/Chief Executive Officer



Date: November 14, 1997          By: /s/ David W. Beckley
                                     _________________________
                                     David W. Beckley
                                     Executive Vice-President/Chief
                                      Financial Officer

                                  EXHIBIT INDEX


Exhibit                                                                                  Page
Number                    Description                                                   Number
------                    -----------                                                   ------
11.1              Calculation of Earnings per Common Share and
                     Common Share Equivalent. . . . . . . . . . . . . . .                 22