Form 10-K
period 1997-12-31
CENTURY ALUMINUM CO
filed 1998-03-25
CIK 949157

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NUMBER 0-27918
                            ------------------------

                            CENTURY ALUMINUM COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3070826
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
               2511 GARDEN ROAD
            BUILDING A, SUITE 200
             MONTEREY, CALIFORNIA                                  93940
 (ADDRESS OF REGISTRANT'S PRINCIPAL OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (408) 642-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 28, 1998 20,000,000 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on February 27, 1998, the aggregate market value of the common stock held by non-affiliates of the registrant was $200,692,827.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 1998 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.

================================================================================

                                    PART I.

ITEM 1.  BUSINESS

     Century Aluminum Company ("Century" or the "Company") is a leading North American integrated producer of primary aluminum and a broad range of value-added and specialized flat-rolled sheet and plate aluminum products. Century's principal subsidiary, Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, owns and operates a reduction facility and a multi-purpose rolling mill, strategically located on the Ohio River in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary, Berkeley Aluminum Company ("Berkeley"), also owns a 26.67% undivided interest in a reduction facility in Mt. Holly, South Carolina ("the Mt. Holly Facility"). Century's reduction facilities have an aggregate annual capacity of approximately 490 million pounds of primary aluminum, of which approximately 300 million pounds are used by Century of West Virginia's rolling and plate mills. In 1997, Century produced 490 million pounds of primary aluminum, shipped 540.7 million pounds of sheet and plate aluminum products, and had total net sales of $721.0 million.

     In April 1995, pursuant to a restructuring within Glencore International AG and its subsidiaries, (hereinafter, "Glencore International," "Glencore" or the "Glencore Group", respectively), Century of West Virginia acquired Virgin Islands Alumina Company ("Vialco") and Berkeley (which was previously a direct wholly-owned subsidiary of Century) and Century of West Virginia became a wholly-owned subsidiary of Century. The restructuring was accounted for as a transfer of interests among companies under the common control of Glencore International and, as a result, the assets and liabilities of Century of West Virginia have been accounted for at historical cost. In July 1995, the Vialco Alumina Facility was sold to a subsidiary of Alcoa L.L.C. Accordingly, the Consolidated Financial Statements of the Company do not include the historical results of Vialco.

     Prior to March 1996, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations. Effective March 28, 1996, the Company made a special distribution, in the form of a pro rata redemption of shares to its then current shareholders, comprised of these holdings.

     In April 1996, the Company completed an initial public offering of its Common Stock. The selling shareholders, which are part of the Glencore Group, have retained 7,925,000 common shares, or 39.6% of the shares outstanding.

     Century of West Virginia's reduction facility produces primary aluminum, which is alloyed and cast into rolling ingot, principally for use by its rolling plant. Through its interest in the Mt. Holly Facility, Century produces primary aluminum products in the form of t-ingot, extrusion billet, rolling ingot and foundry ingot. Extrusion billet and other shaped primary aluminum products are considered to be premium products and, accordingly, sell at a premium to the commodity-priced aluminum ingot. The Mt. Holly Facility, constructed in 1980, is the most recently built reduction facility in the United States. Until January 1, 1996, Century's requirements for alumina, the raw material used by its reduction facilities to produce primary aluminum, were purchased pursuant to a variable-price supply agreement with Glencore Ltd. and, since January 1, 1996, have been purchased pursuant to a long-term fixed-price supply agreement with Alcoa L.L.C. and Alcoa Australia. Glencore Ltd. is a U. S. Branch of Glencore AG, which in turn, is wholly-owned by Glencore.

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

  Primary Aluminum

     The most commonly used indicator of pricing in the aluminum industry is the average price per tonne for transactions on the London Metals Exchange ("LME"). The LME price does not represent the actual price for the Company's products; rather, it is the most commonly used benchmark for pricing both primary and many fabricated aluminum products in the aluminum industry. The prices for primary aluminum have fluctuated widely. Over the past ten years, the average LME cash price has ranged from a low of $.52 per pound in 1993 to a high of $1.17 per pound in 1988, and averaged $.72 per pound.

     Prices for primary aluminum declined from 1989 to 1993 due to a worldwide oversupply of aluminum, resulting from increased exports from the Commonwealth of Independent States ("CIS") and former Eastern Bloc countries, overcapacity in the industry and weakness in the general economy. Beginning in 1994, inventories began to decline and prices rose, principally due to the increased demand for aluminum associated with the U. S. economic recovery. Inventories of aluminum on the LME have declined from the high levels of nearly 2.7 million tonnes in June 1994 to 951,275 tonnes as of December 31, 1996, with further declines to 624,800 tonnes as of December 31, 1997. The average LME cash price was $0.73, $0.68 and $0.82 per pound for the years ended December 31, 1997, 1996 and 1995, respectively. During this period, the LME cash price steadily declined from an average of $0.94 per pound in January 1995 to $0.61 per pound in October 1996. Since then, industry fundamentals have improved, and the LME cash price increased to an August 1997 average of $0.78 per pound. The LME cash price has since declined to an average of $0.67 per pound in January 1998, due, in part, to the economic uncertainties in Asia.

  Flat-Rolled Aluminum Products

     The markets for aluminum products are highly diverse and include sheet, plate and foil; rod, bar and wire; extrusion, forgings, castings, powder and paste. The Company competes in the markets for sheet and plate products, which represented approximately 62% of the total United States aluminum mill product shipments in 1997. The principal end-user markets for aluminum sheet and plate products are: transportation; containers and packaging; aerospace; building and construction; consumer durables; electrical; and machinery and equipment. Manufacturers in these end-user markets use aluminum sheet and plate to make numerous products, including: beverage cans; passenger cars, boats, trucks, trailers, rail cars and aircraft; screens, roofing systems, and aluminum siding; heating, ventilation and air conditioning equipment; electrical components; and computers and copying machines.

     Although the market for aluminum is cyclical, overall demand for flat-rolled aluminum sheet and plate products in the United States, the principal market served by the Company, has grown at an average annual rate of 3.6% over the last five years to approximately 10.3 billion pounds in 1997. Although most sheet and plate products are sold directly to the end-user markets, approximately 15% of sheet products and 60% of plate products are sold through the distributor market. Distributors principally resell to the transportation, building and construction, and consumer durables end-user markets. Distributors have been increasing their share of the domestic aluminum sheet and plate market in recent years as aluminum producers have been reducing downstream processing and as end-users have been reducing their raw material inventories.

PRODUCTS AND MARKETS

     The Company produces and sells primary aluminum. The Company also produces a diverse range of flat-rolled sheet and plate products for the aerospace, transportation and industrial ("ATI") markets. The Company sells sheet and plate products directly to manufacturers that fabricate aluminum sheet into finished products or to distributors who resell into various markets. Among the various products using aluminum sheet and plate manufactured by the Company are: passenger cars, boats, trucks, trailers, rail cars and aircraft; roofing systems and aluminum siding; beverage cans; heating, ventilation and air conditioning equipment; electrical components; and computer and copying equipment. Within the ATI markets, the Company has focused on higher margin, value-added and specialized products, including brazing sheet used in automotive cooling systems, heat treatable and non-heat treatable aluminum plate for the aerospace and defense industries, and heavy-gauge, wide-leveled coil and sheet for the heavy truck, dump body, marine and rail car sectors.

     Distributor coil and flat sheet accounted for 21.1%, 19.0% and 12.2%, respectively; primary aluminum accounted for 19.3%, 22.0% and 20.0%, respectively; brazing sheet accounted for 12.3%, 11.7% and 9.5%, respectively; and can body sheet accounted for 10.2%, 10.1% and 14.8%, respectively, of Century's net sales for the years ended December 31, 1997, 1996 and 1995.

     The Company's strategy is to focus on maximizing productivity, minimizing operating costs, emphasizing higher margin, value-added and specialized products, broadening its customer base, diversifying its product mix and penetrating new markets. Consistent with this strategy, the Company announced a new operating plan in 1997 that affects its Century of West Virginia operations. The new operating plan features a continuation of the shift to high-value rolled aluminum products, a 20 percent reduction in the production of certain low margin rolled aluminum products and a streamlining of the rolled products organization to attain higher levels of operating efficiency.

COMPETITION

     The markets for primary aluminum and aluminum sheet and plate products are diverse and highly competitive. The Company competes in the production and sale of primary aluminum and flat-rolled sheet and plate aluminum products with numerous other aluminum reduction facilities and rolling mills in the United States and Canada (including large, single purpose can sheet mills, continuous casters or mini-mills, and other multi-purpose mills) and with imported products, principally from Europe, Venezuela and the C.I.S. The Company competes on the basis of quality, price, timeliness of delivery and customer service. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than those of the Company. Among the Company's principal competitors are Alcoa, Alumax, Alcan, Kaiser and Reynolds.

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

     While the Company's pricing terms vary to accommodate flat-rolled sheet and plate customer requirements, pricing of its sales is generally offered on the following bases: (i) a fixed-price basis, which is only used for short or normal lead-time orders, (ii) a "take or pay" basis, where the customer is required to purchase the rolled product in accordance with the contract terms or pay for the primary aluminum forward contract plus an administrative fee, or (iii) an indexed price, where the customer pays an agreed-upon margin above an established index, such as the LME. In 1997, fixed price orders generally represented approximately 52% of these orders, "take or pay" represented 30% of the orders, and the balance was on an indexed pricing basis. "Take or pay" and indexed price terms are relatively recent industry practices, and there can be no assurance that aluminum customers, in general, or Century's customers, in particular, will continue to accept these terms. Century also converts primary aluminum for selected customers on a tolling basis, where it is paid a fee for processing the customer's metal. In 1997, tolled product shipments amounted to 49.0 million pounds, or 9.1% of total sheet and plate shipments, and accounted for revenues of $14.4 million, or 2.5% of total revenues from sheet and plate production. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. The Company enters into forward primary aluminum contracts to hedge fixed-price purchase and sale commitments and inventory positions and to cover expected future sales and to otherwise manage the Company's exposure to changing prices.

     Although Century has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the opportunity to benefit from price increases significantly above the forward sales prices. In addition, in cases where Century purchases forward primary aluminum, it may purchase put options to protect itself from price decreases.

     Century monitors its overall position, and its metal risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

SALES AND DISTRIBUTION

     Century serves customers principally in the aerospace, transportation and industrial sectors. Approximately 68% of Century's 1997 sheet and plate shipments were made directly to manufacturers that fabricate the Company's aluminum sheet into finished products. The remaining 32% of the Company's 1997 sheet and plate shipments were to distributors. For the year ended December 31, 1997, Century's ten largest sheet and plate customers accounted for approximately 46% of total sheet and plate sales. There can be no assurance that any of the Company's major customers will continue to purchase their aluminum requirements from the Company at current volumes. For financial information regarding export sales, see Note 16 to the Consolidated Financial Statements.

     The Company shipped 143.8 million pounds of primary aluminum products in the form of tee-ingot to the Glencore Group in 1997. Revenues from these shipments amounted to $105.5 million (representing 14.6% of 1997 net sales). The Glencore Group has agreements with the Company to purchase 151.0 million pounds of primary aluminum products during 1998 and 1999. However, there can be no assurance that the Company will continue to do business with the Glencore Group beyond the existing agreements.

BACKLOG

     The Company's backlog was approximately $341 million at December 31, 1997, of which approximately 89% will be filled during 1998. The Company's backlog at December 31, 1996 was approximately $475 million.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to increasingly stringent environmental, health and safety laws and regulations. In addition, in the past, the Company's manufacturing activities (and those of its predecessors) have resulted in environmental impacts requiring remediation by the Company. Pursuant to certain environmental laws, the Company, regardless of fault, may be liable for the costs of remediation of contaminated property or for the amelioration of damage to natural resources. Although the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has planned environmental capital expenditures for the years ending December 31, 1998, 1999, and 2000 of approximately $3.7 million, $3.0 million and $1.6 million, respectively. In addition, the Company expects to incur expenses relating to environmental matters of approximately $9.2 million, $9.5 million and $9.9 million for the years ending December 31, 1998, 1999 and 2000, respectively. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects which may, in addition to improving operations, reduce certain environmental impacts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Environmental Expenditures and Other Contingencies."

     In 1990, Congress passed amendments to the Clean Air Act which impose more stringent standards on the aluminum industry with respect to air emissions. The Clean Air Act amendments will directly affect the operations of the Company's facilities. The regulations relating to smelter and carbon plants in connection with these amendments have been promulgated, while those relating to casting and fabrication plants have yet to be developed. Consequently, the Company cannot predict with certainty the total amount of environmental expenditures the Company will incur to comply with the known and anticipated regulations. The Company's general capital expenditure plan includes certain projects designed to improve the Company's compliance position with respect to both the known and anticipated requirements of these regulations.

     Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater, and is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company completed initial sampling and analysis and submitted its initial findings to the Environmental Protection Agency ("EPA"). The EPA has requested that the Company perform additional field work and testing. As a result, the Company anticipates that the RFI will not be completed before late 1998. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

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

     The Company is aware of two areas of contamination in the soil and groundwater at its previously-owned Vialco facility. At the first of these areas, the Company has removed quantities of contaminated soils and has transported and disposed of such soils in approved facilities. In addition, it has begun a bioremediation program which it believes will fulfill the remaining legal requirements with respect to such soils. In the second area, the Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination which did not originate from HOVIC was caused by releases on the property which predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the

Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, L.L.C., a subsidiary of Alcoa Alumina and Chemicals L.L.S. ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $300,000 on such environmental conditions and Vialco's indemnity is capped at $18.0 million. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.1 million at December 31, 1997 and $800,000 at December 31, 1996. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the uncertainties described above, and the Company's inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. However, based upon all available information and after consultation with counsel, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

RESEARCH AND DEVELOPMENT

     Century performs ongoing process and product development work in coordination with outside laboratories. Company programs have focused on both product and process improvements. The Company has sought to produce new alloys and products to enhance the strength, braze ability and corrosion resistance of brazing sheet, develop tempers and higher gauge ranges for the improvement of existing applications and the development of new applications in the aerospace and tooling markets, and develop enhanced formability non-heat treatable alloys for transportation applications. On the process side, the Company has made efforts in its rolling operations to improve process control through the application of mill models and enhanced diagnostics and in its reduction operations to refine the computer control of pots and to reduce electricity usage by using different anode stub configurations. Century also participates in a consortium consisting of government research laboratories and other aluminum companies to develop new alloys for use in automotive body applications. Expenditures for third-party research and development totaled $2.2 million, $2.6 million and $2.6 million in 1997, 1996 and 1995, respectively, and are expected to be $1.9 million in 1998.

PATENTS AND TRADEMARKS

     The Company owns a number of patents relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents.

EMPLOYEES AND LABOR RELATIONS

     The Company currently employees approximately 2,040 persons. The present work force is comprised of approximately 1,575 hourly employees, represented by the United Steelworkers of America ("USWA"), and approximately 465 salaried personnel. Century of West Virginia's hourly employees are currently working under a four and one-half year labor agreement with the USWA which expires on May 31, 1999.

     Century maintains noncontributory defined benefit pension plans and defined contribution 401 (k) plans for its salaried and hourly employees. Management has established as a key strategy the improvement of labor relations and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Century of West Virginia's facility houses the Company's principal operations. The facility occupies 105 acres under roof on a site totaling 2,800 acres strategically located on the Ohio River in Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia.

     The Company's reduction facilities at Ravenswood and Mt. Holly have an aggregate annual capacity of approximately 490 million pounds of primary aluminum. Its rolling plant has a production capacity in excess of 600 million pounds per annum.

     The Company's Century of West Virginia reduction facility, which was built in 1955, has an annual production capacity of approximately 370 million pounds and produces primary aluminum which is alloyed and cast into rolling ingot principally for use by its rolling plant. Approximately 300 million pounds of its primary aluminum production are used to satisfy the primary aluminum requirements of its rolling and plate mills with the balance sold in the form of sow.

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

     Equipment failures at the Company's Century of West Virginia facility could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company. In addition to equipment failures, the facility also is subject to the risk of catastrophic loss. The Company believes that it maintains adequate property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss.

ITEM 3.  LEGAL PROCEEDINGS

     Century of West Virginia is a named defendant (along with other companies) in approximately 3,873 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. However, counsel for the plaintiffs have represented that Century of West Virginia will be dismissed from 2,422 cases because the plaintiffs in these cases had no contact with the Century of West Virginia facility. All of the remaining 1,451 plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser, although eighteen plaintiffs have claimed they were exposed during this period of time. Claims with eight of these plaintiffs have been settled for nominal amounts or dismissed. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Century of West Virginia and Kaiser purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Century of West Virginia. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. Century of West Virginia has denied liability and asked the court to deny class certification. On March 2, 1998, the court granted Century of West Virginia' motion and denied class certification. While it is impossible to predict the outcome of this litigation, Century of West Virginia will continue to defend the matter vigorously and the Company believes the outcome will not have a material adverse effect on its financial condition, results of operations or liquidity.

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity. For a description of certain environmental matters involving the Company, see Item 1 "Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders in the Company during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                            BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
       NAME          AGE       DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
       ----          ---    ----------------------------------------------------------
Craig A. Davis.....  57    Chairman and Chief Executive Officer of the Company since
                           August 1995; Chairman and Chief Executive Officer of Century
                           of West Virginia since August 1995; Chairman and acting
                           Chief Executive Officer of Century of West Virginia from
                           April 1992 through July 1995; Executive of Glencore
                           International and Glencore AG from September 1990 to March
                           1996 and Director of Glencore International since December
                           1993; former Executive Vice President of Alumax.

Gerald A. Meyers...  48    President and Chief Operating Officer and Director of the
                           Company since August 1995; President and Chief Operating
                           Officer of Century of West Virginia since January 1993 and
                           Director of Century of West Virginia since April 1994;
                           Operations Manager of Logan Aluminum (joint venture between
                           Alcan Aluminum Limited and Atlantic Richfield Company) from
                           November 1988 to December 1992; Director, Aluminum
                           Association and West Virginia Chamber of Commerce.

Gerald J.            57    Executive Vice President, General Counsel and Chief
  Kitchen..........        Administrative Officer of the Company since September 1995;
                           Vice President, General Counsel and Chief Administrative
                           Officer of Century of West Virginia since August 1995;
                           Partner of the law firm of Thoits, Love, Hershberger &
                           McLean; former Vice President and General Counsel of Alumax.

David W. Beckley...  53    Executive Vice President and Chief Financial Officer of the
                           Company since September 1995; Vice President and Chief
                           Financial Officer of Century of West Virginia since
                           September 1995; Independent consultant from May 1995 through
                           August 1995; Vice President and Corporate Controller of
                           Alliant Techsystems, Inc. (defense contractor) from May 1990 through May 1995

Steven R.            42    Vice President, Sales and Marketing, of the Company since
  Sedberry.........        August 1995; Vice President, Sales and Marketing, of Century
                           of West Virginia, since January 1994; and National Sales
                           Manager (1992-1994), of Alcoa.

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

                                                              HIGH      LOW
                                                             ------    ------
1997
  First Quarter............................................  $19.25    $16.50
  Second Quarter...........................................  $18.00    $14.00
  Third Quarter............................................  $18.00    $14.50
  Fourth Quarter...........................................  $17.50    $13.00
1996
  Second Quarter...........................................  $16.19    $13.38
  Third Quarter............................................  $16.25    $13.88
  Fourth Quarter...........................................  $17.50    $12.50

     The Company declared and paid dividends of $0.20 and $0.15 per share of Common Stock during 1997 and 1996, respectively. The Company has a loan agreement that contains, among other things, restrictions on the payment of dividends by the Company. See Note 4 to the Consolidated Financial Statements.

     At December 31, 1997, there were seventeen holders of record and approximately one thousand, two hundred beneficial owners of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 1997 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1994 and 1993 are derived from the audited consolidated financial statements of the Company which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                            YEAR ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net Sales -- third party customers........  $615,467   $550,168   $610,722   $474,067   $334,858
  Net Sales -- related parties..............   105,521    138,711    137,260     95,558    112,718
                                              --------   --------   --------   --------   --------
  Total net sales...........................   720,988    688,879    747,982    569,625    447,576
  Cost of goods sold........................   698,724    643,156    654,385    568,810    466,403
                                              --------   --------   --------   --------   --------
  Gross profit (loss).......................    22,264     45,723     93,597        815    (18,827)
  Selling, general and administrative
     expenses...............................    17,948     18,614     12,729     11,647     12,942
                                              --------   --------   --------   --------   --------
  Operating income (loss)...................     4,316     27,109     80,868    (10,832)   (31,769)
  Interest expense -- net, others...........    (3,066)    (2,058)    (3,578)    (6,620)    (5,891)
  Interest expense -- net, affiliates.......        --         --       (369)    (2,158)    (9,854)
  Other income..............................       419         91      1,472        361        233
  Net gain on forward contracts.............        --         --      9,616     11,668         --
                                              --------   --------   --------   --------   --------
  Income (loss) from continuing operations
     before income taxes....................     1,669     25,142     88,009     (7,581)   (47,281)
  Income tax benefit (expense)..............      (601)    (8,902)   (34,502)     1,704     (1,353)
                                              --------   --------   --------   --------   --------
  Income (loss) from continuing
     operations.............................     1,068     16,240     53,507     (5,877)   (48,634)
  Income (loss) from discontinued
     operations -- net of income taxes......        --        264      5,773      5,769       (360)
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $  1,068   $ 16,504   $ 59,280   $   (108)  $(48,994)
                                              ========   ========   ========   ========   ========
  Basic and diluted earnings (loss) per
     common share:
  Income (loss) from continuing
     operations.............................  $   0.05   $   0.78   $   2.31   $  (0.25)  $  (2.10)
  Income (loss) from discontinued
     operations.............................        --       0.01       0.25       0.25      (0.02)
                                              --------   --------   --------   --------   --------
  Net income (loss).........................  $   0.05   $   0.79   $   2.56   $     --   $  (2.12)
                                              ========   ========   ========   ========   ========
  Cash dividends declared and paid per
     common share...........................  $   0.20   $   0.15   $     --   $     --   $     --
BALANCE SHEET DATA (AT PERIOD END):
  Working capital...........................  $180,524   $170,037   $151,324   $ 17,332   $ 20,433
  Total assets..............................   507,148    473,731    538,120    536,463    420,898
  Long-term debt............................    58,950     24,356         --         --     86,250
  Total debt................................    58,950     24,356         --    130,000    176,250
  Total noncurrent liabilities..............   220,604    190,092    178,511    197,556    193,635
  Total shareholders' equity (deficiency)...   163,546    166,478    225,509     76,744    (15,270)

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

     The aluminum industry is highly cyclical and the market price of primary aluminum (which trades as a commodity) is determined by worldwide supply and demand conditions, and as such, is highly volatile. For example, the cash price for primary aluminum traded on the LME averaged $0.73, $0.68 and $0.82 per pound for the years 1997, 1996, and 1995, respectively. In turn, prices of flat-rolled sheet and plate aluminum products have reflected this volatility, as well as fluctuations attributable to general and industry-specific economic conditions, which affect the Company's volume and mix of sheet and plate products sold.

     Of the approximately 370 million pounds of primary aluminum produced at the Company's Century of West Virginia reduction facility in 1997, the Company utilized approximately 300 million pounds for its rolling operations, with the balance sold primarily to the Glencore Group and third parties at market prices. The Company's interest in the Mt. Holly Facility amounted to approximately 120 million pounds of primary aluminum production in 1997. During 1997, Glencore Ltd. purchased 75.4 million pounds of primary aluminum that was produced at the Mt. Holly Facility. Century's remaining share of the Mt. Holly Facility production was sold to third parties.

     The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, aluminum scrap, coal tar pitch, petroleum coke, aluminum fluoride and electricity. The market price of alumina has been volatile from time to time. From 1992 through 1995, Century purchased its alumina requirements from Glencore Ltd. at variable prices tied to the market price of primary aluminum. On July 24, 1995, Century entered into a long-term fixed-price alumina supply contract with Alcoa L.L.C. and Alcoa Australia. Pursuant to the supply agreement, since January 1, 1996, Century has paid a fixed price for alumina, subject to fixed annual price increases of approximately 2.5% through 2001. Although the Company produces the primary aluminum metal required by its rolling operations, it attempts to use as much aluminum scrap as possible through purchases in the open market to meet the total requirement of its rolling operations. The market price for aluminum scrap closely follows the price of primary aluminum and has been subject to significant cyclical price fluctuations.

     The Company uses significant amounts of electricity in the aluminum reduction process. To fulfill its power requirements at the Century of West Virginia facility, during the years 1994 and 1995, and through June 30, 1996, the Company purchased electricity from Ohio Power at a price based principally upon Ohio Power's costs of production. Under this agreement, Century's price for electricity decreased if the LME primary ingot price was less than certain specified levels and increased, limited to the extent of cumulative net decreases, if the LME primary ingot price was greater than certain specified levels. The Company and the same public utility signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. Under this agreement, it will pay a fixed price for electricity used. However, for the period from July 1, 1996 through July 31, 1998, if the LME primary ingot price were to exceed certain specified levels, the price for electricity used would increase, to the extent of cumulative net price decreases under the previous contract with the same utility. Since, under the terms of the new agreement, the power rate will be fixed, the Company's margins could be adversely affected if aluminum prices decrease.

     With respect to its labor costs, in 1992, the Company established a progress share plan for eligible union employees, providing for contributions of 10% of Century of West Virginia's pre-plan, after-tax income (as defined) for each plan year through 1997 when the plan terminated. On November 30, 1994, the Company entered into a new four and one-half year labor contract with its hourly workers. This agreement will expire on May 31, 1999. The agreement calls for increases in hourly wages in 1996, 1997 and 1998. Each of the three yearly wage increases will result in increased wage costs of approximately 2.0%. Additionally, there is a cost-of-living adjustment equal to one cent per hour for each full .3% change in the Consumer Price Index published by the U.S. Department of Labor's Bureau of Labor Statistics.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                              PERCENTAGE OF NET SALES
                                                              -----------------------
                                                              1997     1996     1995
                                                              -----    -----    -----
Net Sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   96.9     93.4     87.5
                                                              -----    -----    -----
     Gross profit...........................................    3.1      6.6     12.5
Selling, general and administrative expenses................    2.5      2.7      1.7
                                                              -----    -----    -----
     Operating income.......................................    0.6      3.9     10.8
Interest expense -- net.....................................   (0.4)    (0.2)    (0.5)
Other income................................................    0.1       --      0.2
Net gain on forward contracts...............................     --       --      1.3
                                                              -----    -----    -----
Income from continuing operations before income taxes.......    0.3      3.7     11.8
Income tax expense..........................................   (0.1)    (1.3)    (4.6)
                                                              -----    -----    -----
Income from continuing operations...........................    0.2%     2.4%     7.2%
                                                              =====    =====    =====

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                    FLAT-ROLLED SHEET                              PRIMARY
                                   AND PLATE PRODUCTS                             ALUMINUM
                         ---------------------------------------   ---------------------------------------
                             DIRECT(1)               TOLL              DIRECT(1)               TOLL
                         ------------------   ------------------   ------------------   ------------------
                         POUNDS    $/POUNDS   POUNDS    $/POUNDS   POUNDS    $/POUNDS   POUNDS    $/POUNDS
                         -------   --------   -------   --------   -------   --------   -------   --------
                                                       (POUNDS IN THOUSANDS)
1997
  First Quarter........  138,916    $1.10      12,017    $0.32      47,666    $0.74          --       --
  Second Quarter.......  134,411    $1.14      13,130    $0.29      46,059    $0.76          --       --
  Third Quarter........  112,232    $1.17       9,217    $0.32      46,780    $0.76          --       --
  Fourth Quarter.......  106,112    $1.24      14,649    $0.26      44,121    $0.76          --       --
     Total.............  491,671    $1.15      49,013    $0.29     184,626    $0.75          --       --
1996
  First Quarter........  115,708    $1.17      20,936    $0.32      46,774    $0.79          --       --
  Second Quarter.......  113,333    $1.15      34,887    $0.29      31,349    $0.80          --       --
  Third Quarter........  104,146    $1.14      29,396    $0.32      36,702    $0.78          --       --
  Fourth Quarter.......  109,626    $1.09      20,493    $0.31      78,540    $0.75          --       --
     Total.............  442,813    $1.14     105,712    $0.31     193,365    $0.77          --       --
1995
  First Quarter........  119,961    $1.27      27,284    $0.31      14,434    $0.84      26,032    $0.69
  Second Quarter.......  110,962    $1.29      35,132    $0.36      18,480    $0.76      29,170    $0.74
  Third Quarter........   97,672    $1.27      35,204    $0.37      16,525    $0.76      26,609    $0.69
  Fourth Quarter.......  109,373    $1.24      26,790    $0.35      27,637    $0.72      28,230    $0.70
     Total.............  437,968    $1.27     124,410    $0.35      77,076    $0.76     110,041    $0.71

---------------
(1) Does not include materials and products processed by the Company for a fee ("tolling") and forward sales contracts without physical delivery.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net Sales. Net sales increased $32.1 million (or 4.7%) in 1997 to $721.0 million from $688.9 million in 1996. Shipments of flat-rolled sheet and plate products were down 1.4% or 7.8 million pounds from 1996 totals. Although shipments were down slightly, a shift from tolling of flat-rolled sheet and plate products to direct sales of sheet and plate products increased revenue in 1997 by $20.7 million. Other shifts in the volume on flat-rolled sheet and plate products sold increased revenue in 1997 by $17.6 over 1996 totals. Due to shifts in mix toward higher value-added products and price improvements in the fourth quarter of 1997, average realized prices in 1997 improved over the average realized prices in 1996. This improvement caused revenues to be higher in 1997 by $6.5 million.

     Century shipped 184.6 million pounds of primary products in 1997, down 8.7 million pounds from 1996 shipments. The decrease in primary products shipments stems from an unusually high level of primary products shipments in the fourth quarter of 1996. Lower volume reduced revenues by $6.2 million and lower average realized prices reduced revenue by $3.7 million from 1996 levels.

     Cost of Goods Sold. Cost of goods sold increased $55.6 million (or 8.6%) in 1997 due to a number of factors. As a result of the shift from tolling of flat-rolled sheet and plate products to direct sales, the Company's cost of raw materials increased commensurate with the increased direct sales. Higher LME prices and the resultant impact on aluminum scrap prices increased the Company's net metal costs. In addition, the Company experienced operating problems at its cast house. The inefficiencies, increased costs and insufficient production of rolling ingot that resulted from the operating problems caused cost of goods sold to increase.

     In the third quarter of 1997, the Company announced a new operating plan that affects its Century of West Virginia operations. The new operating plan features a continuation of the shift to high-value rolled aluminum products, a 20 percent reduction in the production of certain low margin rolled aluminum products, a streamlining of the rolled products organization to attain higher levels of operating efficiency and a voluntary early retirement program. As a result of the new plan, the Company recorded $3.0 million of costs, primarily for voluntary retirement incentives.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $0.7 million (or 3.6%) lower in 1997 than in 1996. Legal and administrative costs in 1997 were up $2.0 million. However, 1996 was impacted negatively by a one time charge of $2.7 million for certain environmental matters and an increased provision for doubtful accounts.

     Interest Expense. Interest expense was $1.0 million more in 1997 than in 1996 due to the increased level of borrowings.

  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales. Net sales decreased $59.1 million (or 7.9%) in 1996 to $688.9 million from $748.0 million in 1995. The lower sales revenues were principally attributable to the influence of the primary aluminum market on fabricated aluminum sales prices. Lower realized prices for the direct sheet and plate shipments accounted for $56.8 million of 1996 revenue decline. Sheet and plate direct shipments increased by 4.8 million pounds in 1996 to 442.8 million pounds, while sheet and plate toll shipments decreased 18.7 million pounds to
105.7 million pounds. Revenue increases from the increased direct sheet and plate shipments were offset by revenue decreases from the sheet and plate toll shipments. Primary aluminum shipments increased 6.2 million pounds in 1996 to
193.4 million pounds. The additional volume increased net revenue by $4.4 million compared to 1995. No primary aluminum was tolled at Berkeley in 1996, while in 1995, all of Berkeley's sales were through a tolling arrangement. Thus, despite the drop in primary aluminum prices in 1996, the switch from toll to direct at Berkeley caused the net revenues from primary aluminum to increase $8.4 million over 1995 levels. Lower realized prices on sheet and plate toll shipments and the loss of revenue due to the sale of the Bedford Facility (see
Note 12 to the Consolidated Financial Statements) account for the remainder of the revenue decreases.

     Costs of Goods Sold. Total cost of goods sold were reduced by $11.2 million to $643.2 million in 1996, primarily due to lower costs for purchased scrap attributable to the influence of the primary aluminum market.

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

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $180.5 million and $170.0 million at December 31, 1997 and 1996, respectively. The Company's liquidity requirements arise primarily from working capital requirements and capital investments.

     The Company's statements of cash flows for the years indicated are summarized below:

                                                                1997        1996       1995
                                                              --------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Net cash from operating activities..........................  $  9,318    $  8,438    $81,878
Net cash from (used in) investing activities................   (39,982)    (72,592)    49,077
Net cash from (used in) financing activities................    30,594      21,356    (90,000)
                                                              --------    --------    -------
Increase (decrease) in cash.................................  $    (70)   $(42,798)   $40,955
                                                              ========    ========    =======

     Net cash flows from operating activities were $9.3 million, $8.4 million and $81.9 million during 1997, 1996 and 1995, respectively. Lower net income and growth in accounts receivable due to a shift from toll to direct sales and higher realized prices caused the cash flow from operations to decrease from the 1996 amount. These decreases were offset primarily by the increase in accounts payable. Lower net income and increased pension contributions in 1996 caused the cash flow from operations to decrease from the 1995 amount. Cash flow in 1995 benefited from net income and the sale of accounts receivable, (See Note 4 to the Consolidated Financial Statements) partially offset by an increased level of accounts receivable to support the Company's growth in net sales.

     The Company's investing activities included capital expenditures for property, plant and equipment. In addition, investing activities included cash used for the purchase of accounts receivable and cash used in entities in unrelated businesses that are presented as discontinued operations. Capital expenditures were $40.0 million, $20.6 million and $13.2 million for the years ended December 31, 1997, 1996 and 1995, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. In 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities. In addition, the Company received in 1995, $60.0 million and $8.5 million for the sale of Vialco assets and the Bedford Facility, respectively. Capital expenditures for 1998 are expected to be approximately $45.0 million and will be principally related to capacity expansion, upgraded production equipment, maintenance of facilities and compliance with environmental requirements.

     The Company contemplates spending approximately $200 million for capital expenditures for projects between 1998 and 2002. Included in these expenditures are plans to complete the $28 million project that will double the heat-treated plate production capacity.

     Net cash flows from financing activities were $30.6 million and $21.4 million in 1997 and 1996, respectively. Net cash flows used in financing activities were $90.0 million for 1995.

     On January 30, 1996, Century of West Virginia, Berkeley and Bank of America Business Credit, Inc. ("Bank of America"), entered into an agreement, as amended through February 13, 1998, pursuant to which Bank of America is providing Century of West Virginia and Berkeley a three-year, $150 million Bank Revolving Credit Facility ("Facility"). The interest rate is, at the Company's election,
(i) the Bank of America base rate plus .75% or (ii) the one-, two-, three- or six-month LIBOR plus 2.00%. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the attainment of certain financial ratios. Borrowings of $59.0 million as of December 31, 1997 under the Facility are collateralized by all of Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

     Under the terms of the Facility, as amended, the Company is required to meet certain financial covenants. Based on its current financial condition and internal forecasts through the end of 1998, the Company believes that it will be in compliance with all covenants.

     Pursuant to the requirements of ERISA, the Company filed a notice with the Pension Benefit Guaranty Corporation ("PBGC") relating to its initial public offering and the resultant disaffiliation of Century of West Virginia from the Glencore Group. After discussions with the PBGC, the Company entered into an agreement with the PBGC (the "PBGC Agreement") on January 23, 1996, and made additional cash contributions of $20.0 million to its pension plan for hourly employees in 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company made its scheduled contribution for 1997 and estimates that its scheduled contributions in each of the remaining years will be $7.0 million above the minimum required contributions under Section 412 of the Internal Revenue Code. The Company has granted to the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50 million of the property, plant and equipment of any business or businesses that the Company acquires. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley. The PBGC Agreement will terminate if (a) the Company's termination liabilities under ERISA for its two pension plans are less that $10.0 million or (b) if, after December 31, 2000, the Company has made the payments required by the PBGC Agreement and (i) the unsecured debt of the Company is rated BBB- or better by Standard & Poor's and Baa3 or better by Moody's, (ii) the Company has obtained certain agreed-upon private ratings on a hypothetical issue of unsecured debt, or (iii) the Company meets certain financial performance criteria.

     The Company has provided a $27.5 million letter of credit to insure its performance under the Owners Agreement governing the Mt. Holly Facility. The Company's obligation to maintain the letter of credit will terminate at such times as the Company achieves certain financial measurements.

     The Company believes that cash flows from operations and funds available under the Facility will be sufficient to fund its working capital requirements, capital expenditures, pension funding and debt service requirements in the near term and for the foreseeable future.

METALS RISK MANAGEMENT

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. The Company enters into forward primary aluminum contracts to hedge fixed-price purchase and sale commitments and inventory positions and to cover expected future sales and to otherwise manage the Company's exposure to changing prices.

     Pursuant to the foregoing strategy, the Company had fixed price commitments to sell 302.7 million pounds and 407.6 million pounds of primary and scrap aluminum and aluminum sheet and plate products at December 31, 1997 and December 31, 1996, respectively. Forward purchase contracts for approximately 2.0 million pounds and 27.9 million pounds of primary aluminum at December 31, 1997 and December 31, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Costs of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments, and reversals of prior period unrealized losses. The resultant charges were $6.8 million, $6.7 million and $0.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, at December 31, 1997, the Company had forward sales contracts with Glencore, Ltd. for 100 million pounds of primary aluminum to hedge 1998 and 1999 production. At December 31, 1996, the Company had forward sales contracts with Glencore, Ltd. for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require that such contracts be marked to market. As of December 31, 1997 and 1996, the Company deferred unrealized losses of $3.5 million and $7.7 million, respectively, on such contracts.

     During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with Glencore to cover a portion of its 1995 sheet and plate product sales. During the year ended December 31, 1995, the Company entered into forward sales contracts with Glencore which had the effect of offsetting the metal it was obligated to acquire under the forward purchase contract. For the year ended December 31, 1995, the Company recognized net gains of $9.6 million related to these contracts.

     Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the opportunity to benefit from price increases significantly above the forward sales prices. In addition, in cases where the Company purchases forward primary aluminum, it may purchase put options to protect itself from price decreases.

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

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. Capital expenditures for environmental control for the years ended December 31, 1997, 1996 and 1995 were approximately $3.4 million, $0.7 million and $2.2 million, respectively, and operating expenses relating to environmental matters were approximately $7.4 million, $7.0 million and $8.3 million for the same years. The Company has planned environmental capital expenditures for the years ending December 31, 1998, 1999 and 2000 of approximately $3.7 million, $3.0 million and $1.6 million, respectively. In addition, the Company expects to incur expenses relating to environmental matters of approximately $9.2 million, $9.5 million and $9.9 million for the years ending December 31, 1998, 1999 and 2000, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Item 1 "Environmental Matters".

     The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Item 3 "Legal Proceedings".

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

NEW ACCOUNTING STANDARDS

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for annual financial statements beginning in 1998 and for interim financial statements beginning in 1999. The Company will adopt this standard beginning January 1, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................     21
Consolidated Balance Sheets at December 31, 1997 and 1996...     22
Consolidated Statements of Operations for the Years Ended
  December 31, 1997, 1996 and 1995..........................     23
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1997, 1996 and 1995..............     24
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1997 1996 and 1995...........................     25
Notes to the Consolidated Financial Statements..............  26-44

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 13, 1998

                            CENTURY ALUMINUM COMPANY

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
ASSETS
Current Assets:
  Cash......................................................  $     42    $    112
  Restricted cash equivalents...............................     5,805       5,801
  Accounts receivable, trade -- net.........................   111,146      89,283
  Due from affiliates.......................................     8,362      12,681
  Inventories...............................................   170,085     176,149
  Prepaid and other assets..................................     8,082       3,172
                                                              --------    --------
     Total current assets...................................   303,522     287,198
Property, plant and equipment -- net........................   198,341     176,135
Other assets................................................     5,285      10,398
                                                              --------    --------
          Total.............................................  $507,148    $473,731
                                                              ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade...................................  $ 51,411    $ 31,341
  Due to affiliates.........................................    10,560      18,900
  Accrued and other current liabilities.....................    22,364      27,429
  Accrued employee benefits costs -- current portion........    38,663      39,491
                                                              --------    --------
     Total current liabilities..............................   122,998     117,161
                                                              --------    --------
Revolving term loan.........................................    58,950      24,356
Accrued pension benefits costs -- less current portion......    12,139      26,616
Accrued postretirement benefits costs -- less current
  portion...................................................   118,532     112,551
Due to affiliates...........................................     6,673       3,766
Other liabilities...........................................    24,310      22,803
                                                              --------    --------
     Total noncurrent liabilities...........................   220,604     190,092
                                                              --------    --------
Contingencies and commitments (Note 13)
Shareholders' equity:
  Common Stock (one cent par value, 50,000,000 shares
     authorized; 20,000,000 shares outstanding at December
     31, 1997 and 1996, respectively).......................       200         200
  Additional paid-in capital................................   161,953     161,953
  Retained earnings.........................................     1,393       4,325
                                                              --------    --------
     Total shareholders' equity.............................   163,546     166,478
                                                              --------    --------
          Total.............................................  $507,148    $473,731
                                                              ========    ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1997        1996        1995
                                                             --------    --------    --------
Net sales:
  Third-party customers....................................  $615,467    $550,168    $610,722
  Related parties..........................................   105,521     138,711     137,260
                                                             --------    --------    --------
                                                              720,988     688,879     747,982
Cost of goods sold.........................................   698,724     643,156     654,385
                                                             --------    --------    --------
Gross profit...............................................    22,264      45,723      93,597
Selling, general and administrative expenses...............    17,948      18,614      12,729
                                                             --------    --------    --------
Operating income...........................................     4,316      27,109      80,868
Interest expense -- Net
  Others...................................................    (3,066)     (2,058)     (3,578)
  Affiliates...............................................        --          --        (369)
Other income...............................................       419          91       1,472
Net gain on forward contracts..............................        --          --       9,616
                                                             --------    --------    --------
Income from continuing operations before income taxes......     1,669      25,142      88,009
Income tax expense.........................................      (601)     (8,902)    (34,502)
                                                             --------    --------    --------
Income from continuing operations..........................     1,068      16,240      53,507
Income from discontinued operations -- Net of income
  taxes....................................................        --         264       5,773
                                                             --------    --------    --------
Net Income.................................................  $  1,068    $ 16,504    $ 59,280
                                                             ========    ========    ========
Basic and diluted earnings per common share
  Income from continuing operations........................  $   0.05    $   0.78    $   2.31
  Income from discontinued operations......................        --        0.01        0.25
                                                             --------    --------    --------
  Net income...............................................  $   0.05    $   0.79    $   2.56
                                                             ========    ========    ========
Cash dividends paid per common share.......................  $   0.20    $   0.15    $     --
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                              ADDITIONAL
                                                ADDITIONAL     MINIMUM      RETAINED         TOTAL
                                      COMMON     PAID-IN       PENSION      EARNINGS     SHAREHOLDERS'
                                      STOCK      CAPITAL      LIABILITY     (DEFICIT)       EQUITY
                                      ------    ----------    ----------    ---------    -------------
Balance, December 31, 1994..........   $231      $142,892       $(120)      $(66,259)      $ 76,744
  Net Income........................                                          59,280         59,280
  Reduction of additional minimum
     Pension liability..............                              120                           120
  Conversion of debt outstanding
     under Revolving credit
     facility.......................               40,000                                    40,000
  Contribution of Vialco net
     assets.........................               48,915                                    48,915
  Capital contributions.............                  450                                       450
                                       ----      --------       -----       --------       --------
Balance, December 31, 1995..........    231       232,257          --         (6,979)       225,509
  Net Income........................                                          16,504         16,504
  Dividends.........................                                          (3,000)        (3,000)
  Special distribution of
     Discontinued operations........    (31)      (70,304)                    (2,200)       (72,535)
                                       ----      --------       -----       --------       --------
Balance, December 31, 1996..........    200       161,953          --          4,325        166,478
  Net Income........................                                           1,068          1,068
  Dividends.........................                                          (4,000)        (4,000)
                                       ----      --------       -----       --------       --------
Balance, December 31, 1997..........   $200      $161,953       $  --       $  1,393       $163,546
                                       ====      ========       =====       ========       ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             1997        1996         1995
                                                           --------    ---------    ---------
Cash flows from operating activities:
  Net income.............................................  $  1,068    $  16,504    $  59,280
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization.......................    18,427       18,009       17,709
     Deferred income taxes...............................    (6,392)      (7,921)       8,908
     Pension and other postretirement benefits...........    (4,992)     (23,932)        (373)
     Worker's compensation...............................       308        1,469       (1,003)
     Gain on sale of facilities and equipment............        --           --       (3,744)
     Income from discontinued operations.................        --         (264)      (5,773)
     Change in operating assets and liabilities:
       Accounts receivable, trade -- net:
          Sale of receivables............................        --           --       50,000
          Other..........................................   (21,863)      19,312      (22,336)
       Due from affiliates...............................     4,319        3,507        4,638
       Inventories.......................................     6,064      (16,293)         752
       Prepaids and other assets.........................     1,830       (1,882)        (835)
       Accounts payable, trade...........................    20,069       (6,346)       7,442
       Due to affiliates.................................    (5,433)       7,945      (25,300)
       Accrued and other current liabilities.............    (5,065)      (3,764)     (10,804)
       Other -- net......................................       978        2,094        3,317
                                                           --------    ---------    ---------
          Net cash provided by operating activities......     9,318        8,438       81,878
                                                           --------    ---------    ---------
Cash flows from investing activities:
  Purchase of accounts receivable........................        --      (50,000)          --
  Purchase of property, plant and equipment..............   (39,967)     (20,561)     (13,229)
  Investment in Mt. Holly................................       (11)      (2,815)          --
  Proceeds from the sale of Vialco assets................        --           --       60,000
  Proceeds from the sale of Bedford facility.............        --           --        8,500
  Restricted cash deposits...............................        (4)         784         (935)
  Investment in discontinued operations..................        --           --       (5,259)
                                                           --------    ---------    ---------
          Net cash provided by (used in) investing
            activities...................................   (39,982)     (72,592)      49,077
                                                           --------    ---------    ---------
Cash flows from financing activities:
  Borrowings.............................................   234,816      200,833       42,000
  Repayment of borrowings................................  (200,222)    (176,477)    (132,000)
  Dividends..............................................    (4,000)      (3,000)          --
                                                           --------    ---------    ---------
          Net cash provided by (used in) financing
            activities...................................    30,594       21,356      (90,000)
                                                           --------    ---------    ---------
Increase (decrease) in cash..............................       (70)     (42,798)      40,955
Cash, beginning of year..................................       112       42,910        1,955
                                                           --------    ---------    ---------
Cash, end of year........................................  $     42    $     112    $  42,910
                                                           ========    =========    =========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation -- Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility and an aluminum fabrication facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility. As of December 31, 1997, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned 50.33% by Alumax of South Carolina, Inc. ("ASC") and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. Glencore International AG ("Glencore" and together with its subsidiaries, the "Glencore Group") is a major shareholder of Sudelektra Holding AG. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     The Company produces primary aluminum products and manufactures aluminum sheet and plate products.

     As explained in Note 11, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations because the Company made a special distribution, in the form of a pro rata redemption of shares of its then current shareholders, comprised of these holdings effective March 28, 1996. The disclosures herein relate to continuing operations, unless otherwise indicated.

     Prior to April 1996, the Company was an indirect, wholly-owned subsidiary of Glencore. In April 1996, the Company completed an initial public offering of its common stock. At December 31, 1997, the Glencore Group owned 39.6% of Century's common shares outstanding.

     Prior to 1996, Century of West Virginia and Berkeley operated as separate entities, under the control of Glencore. As explained in Notes 7, 14 and 15, these two companies have had significant related party transactions with Glencore Ltd. and its affiliates. Glencore Ltd. is a U.S. branch of Glencore AG, which in turn, is wholly-owned by Glencore.

     On April 26, 1995, Berkeley and Virgin Islands Alumina Corporation ("Vialco"), whose principal asset was an inactive alumina refinery in the United States Virgin Islands (see Note 12), became subsidiaries of Century of West Virginia. Substantially all of Vialco's assets were sold to an unrelated buyer on July 24, 1995. The difference between the assets and liabilities of Vialco was recorded as additional paid-in capital.

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

     Revenue -- Revenue is recognized when title passes to customers in accordance with contract terms, which may precede or coincide with shipments to customers. Included in net sales are tolling fees which the Company earns from smelting, casting and fabricating material supplied by third-party customers and related

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

parties. Net sales include tolling fees of $14,428, $32,480 and $132,017 for the years ended December 31, 1997, 1996 and 1995, respectively. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

     Cash and Restricted Cash Equivalents -- Cash and restricted cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash and restricted cash equivalents approximates fair value.

     Accounts Receivable -- The accounts receivable, trade are net of an allowance for uncollectable accounts of $2,270 and $1,700 at December 31, 1997 and 1996, respectively.

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

Buildings and improvements............................  14 to 40 years
Machinery and equipment...............................   5 to 22 years

     The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.

     Other Assets -- At December 31, 1997, other assets consist primarily of the Company's investment in the Mt. Holly partnership and deferred tax assets. At December 31, 1996, other assets consist primarily of the pension asset recognized in accordance with SFAS No. 87, "Employers' Accounting for Pensions", the Company's investment in the Mt. Holly partnership and deferred tax assets.

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

     Postemployment Benefits -- The Company provides certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The statement requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

     Fixed-Price Commitments and Forward Contracts -- The Company has entered into various fixed-price commitments to purchase alumina and primary aluminum and to sell primary and scrap aluminum and aluminum sheet and plate products. Unrealized losses (and recoveries of previously recognized unrealized

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

losses) on fixed-price commitments are recognized as adjustments to cost of goods sold in the period in which they arise. Gains on such commitments are recognized when the ultimate sale is completed .

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

     Concentration of Credit Risk -- Financial instruments, in addition to forward contracts, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly-rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions and markets. The Company routinely assesses the financial strength of its customers, but generally does not require collateral to support trade receivables.

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

     Stock-Based Compensation -- The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, "Accounting for Stock-Based Compensation".

     Reclassifications -- Certain reclassifications of 1996 and 1995 information were made to conform to the 1997 presentation.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2.  INVENTORIES

     Inventories, at December 31, consist of the following:

                                                           1997        1996
                                                         --------    --------
Raw materials..........................................  $ 62,440    $ 56,954
Work-in-process........................................    62,675      55,040
Finished goods.........................................    23,199      35,711
Operating and other supplies...........................    18,206      20,745
Unrealized losses on forward contracts.................     3,565       7,699
                                                         --------    --------
                                                         $170,085    $176,149
                                                         ========    ========

     At December 31, 1997 and 1996, approximately 89% and 88% of inventories were valued at the lower of LIFO cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $16,670 and $20,368 at December 31, 1997 and 1996, respectively.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at December 31, consists of the following:

                                                           1997        1996
                                                         --------    --------
Land and improvements..................................  $  5,696    $  5,677
Buildings and improvements.............................    33,991      30,760
Machinery and equipment................................   262,398     248,045
Construction in progress...............................    38,939      16,740
                                                         --------    --------
                                                          341,024     301,222
Less accumulated depreciation..........................   142,683     125,087
                                                         --------    --------
                                                         $198,341    $176,135
                                                         ========    ========

     At December 31, 1997 and 1996, the cost of property, plant and equipment includes $49,561 and $45,810, respectively, and accumulated depreciation includes $18,559 and $16,676, respectively, representing the Company's undivided interest in the primary aluminum reduction facility in Mt. Holly, South Carolina.

     The Company has various operating lease commitments through 2002 relating to machinery and equipment. Expense under all operating leases was $1,504, $1,717 and $1,609 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1997 are approximately $1,212 annually through 2002.

4.  DEBT

     Bank Revolving Credit Facility -- On January 30, 1996, Century of West Virginia and Berkeley entered into a Bank Revolving Credit Facility ("Facility") with Bank of America Business Credit, Inc. ("Bank of America"). The Facility, as amended through February 13, 1998, is for a three-year term and consists of revolving loans and letters of credit made to each of Century of West Virginia and Berkeley of up to $150,000 in the aggregate ($40,000 for letters of credit). The borrowing base for purposes of determining availability under the Facility is based upon certain eligible inventory and receivables. On January 30, 1996, Century of West Virginia used $50,000 of this facility to purchase receivables that had been sold under a prior loan agreement.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Subject to certain limitations, the borrowers may select base rate or LIBOR loans. The interest rate is (i) for base loans, 0.75% in excess of the base rate, which is the rate publicly announced from time to time by Bank of America as its reference rate, or (ii) for LIBOR loans, 2.00% in excess of the one-, two-, three- or six-month LIBOR as quoted from time to time by Bank of America. The interest rate margins of .75% and 2.00% may remain constant, or may be increased by up to .50%, depending upon the attainment of certain financial ratios. Interest is payable monthly on base rate loans and at the end of the applicable interest period on LIBOR loans (quarterly on six-month LIBOR loans). The interest rate on the borrowings under the Facility was 8.38% on December 31, 1997.

     The loans are secured by a first priority security interest in all of Century of West Virginia's and Berkeley's inventory, receivables, contract rights and general intangibles.

     The Company has paid commitment and closing fees in the aggregate amount of $1,760 in connection with the Facility. Other fees include: (i) unused line and administration fees, payable monthly, at the aggregate rate of .375% per annum, on the difference between $150,000 and the amount actually borrowed (including the undrawn amount of outstanding letters of credit) and (ii) monthly letter of credit fees which are equal to 1.75% per annum of the undrawn amount of each outstanding letter of credit.

     Century has guaranteed all obligations of Century of West Virginia and Berkeley under the Facility. The guaranty is secured by all of Century's present and future inventory and receivables.

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

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31,

                                                            1997       1996
                                                           -------    -------
Accrued and Other Current Liabilities
Income taxes.............................................  $10,276    $12,421
Salaries, wages and benefits.............................    6,953      8,491
Other....................................................    5,135      6,517
                                                           -------    -------
                                                           $22,364    $27,429
                                                           =======    =======
Accrued Employee Benefit Costs -- Current Portion
Pensions.................................................  $25,779    $26,770
Postretirement benefits..................................    5,800      5,500
Employee benefits cost...................................    7,084      7,221
                                                           -------    -------
                                                           $38,663    $39,491
                                                           =======    =======
Other Liabilities
Workers' compensation....................................  $21,829    $21,521
Other....................................................    2,481      1,282
                                                           -------    -------
                                                           $24,310    $22,803
                                                           =======    =======

     The Company is self-insured for workers' compensation, except for certain catastrophic coverage which is provided under State of West Virginia insurance programs. Cash equivalents of $5,650 are restricted by the Company's self-insurance arrangements. The liability for self-insured workers' compensation claims has been discounted at 6% at December 31, 1997 and 1996. The components of the liability for workers' compensation at December 31 are as follows:

                                                            1997       1996
                                                           -------    -------
Undiscounted liability...................................  $43,322    $40,592
Less discount............................................   15,536     13,113
                                                           -------    -------
                                                           $27,786    $27,479
                                                           =======    =======

6.  PENSION AND OTHER POSTRETIREMENT BENEFITS

  Pension Benefits

     The Company maintains noncontributory defined benefit pension plans covering substantially all of its employees. For salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, international equity securities, growth funds and fixed income accounts. As explained in Note 13, the Company agreed to make additional contributions to the hourly plan in connection with the initial public offering of the Company's common stock. In addition, the Company provides supplemental executive retirement benefits for its executive officers.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     Net periodic pension cost was comprised of the following elements:

                                                             YEAR ENDED DECEMBER 31,
                                          -------------------------------------------------------------
                                                 1997                  1996                 1995
                                          -------------------   ------------------   ------------------
                                           HOURLY    SALARIED   HOURLY    SALARIED   HOURLY    SALARIED
                                            PLAN       PLAN      PLAN       PLAN      PLAN       PLAN
                                          --------   --------   -------   --------   -------   --------
Service cost............................  $  1,725   $ 1,272    $ 1,688   $   909    $ 1,727   $   786
Interest cost...........................     8,750     1,694      8,347     1,636      8,087     1,342
Actual return on plan assets............   (18,422)   (3,639)    (7,888)   (2,024)    (6,257)   (2,560)
Net amortization and deferral...........    14,313     2,817      5,968     1,603      6,570     2,337
                                          --------   -------    -------   -------    -------   -------
Net periodic pension cost...............  $  6,366   $ 2,144    $ 8,115   $ 2,124    $10,127   $ 1,905
                                          ========   =======    =======   =======    =======   =======

     The following assumptions were used in the actuarial computations at December 31:

                                                              1997    1996    1995
                                                              ----    ----    ----
Discount rate...............................................  7.0%    7.5%    7.5%
Rate of increase in future compensation levels
  Hourly Plan...............................................  4.0%    5.0%    5.0%
  Salaried Plan.............................................  4.0%    4.5%    4.5%
Long term rate of return on plan assets.....................  9.0%    8.0%    8.0%

     The funded status and amounts recognized in the consolidated balance sheets as of December 31 are as follows:

                                                           1997                   1996
                                                    -------------------    -------------------
                                                     HOURLY     SALARY      HOURLY     SALARY
                                                      PLAN       PLAN        PLAN       PLAN
                                                    --------    -------    --------    -------
Actuarial present value of accumulated
  obligations:
  Vested..........................................  $125,097    $18,257    $116,526    $14,003
  Nonvested.......................................     2,317        568       1,167        226
                                                    --------    -------    --------    -------
Accumulated benefit obligations...................   127,414     18,825     117,693     14,229
Effect of projected compensation increases........       109      6,038         306      8,910
                                                    --------    -------    --------    -------
Projected benefit obligation......................   127,523     24,863     117,999     23,139
Plan assets at fair value.........................   100,807     19,352      70,982     15,343
                                                    --------    -------    --------    -------
Projected benefit obligation in excess of plan
  assets..........................................    26,716      5,511      47,017      7,796
Unrecognized actuarial gain.......................     6,602      7,012       1,335      3,969
Unrecognized prior service cost...................    (3,535)    (4,388)     (5,836)    (5,090)
Additional liability recognized...................        --         --       4,195         --
                                                    --------    -------    --------    -------
Accrued pension benefit costs recognized in
  consolidated balance sheets.....................  $ 29,783    $ 8,135    $ 46,711    $ 6,675
                                                    ========    =======    ========    =======

     In accordance with the provisions of SFAS No. 87, the Company recorded an additional minimum liability of $4,195 at December 31, 1996, representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. This amount was offset by an intangible pension asset of $4,195 (representing unrecognized prior service cost). At December 31, 1997, the unfunded accumulated benefit obligations did not exceed previously recorded pension cost liabilities. Accordingly, the additional minimum liability and intangible pension asset were removed from the Company's balance sheet.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions. Effective February 1, 1995, the contribution matching provision was 50% of the first 6% of a participant's annual compensation contributed to the savings plan. Effective July 1, 1996 the contribution matching provision was increased to 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is in cash. Company contributions to the savings plan were $806, $661 and $488 for the years ended December 31, 1997, 1996 and 1995, respectively.

  Other Postretirement Benefits

     In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for substantially all retired employees. The Company accounts for these plans in accordance with SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". SFAS No. 106 requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. The Company funds these benefits as claims are submitted by the retirees.

     The components of net periodic postretirement benefit cost are as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                 1997       1996       1995
                                                -------    -------    -------
Service cost..................................  $ 2,786    $ 2,521    $ 2,313
Interest cost.................................    9,676      9,212      9,116
Net amortization and deferral.................     (149)       (95)       373
                                                -------    -------    -------
Net periodic postretirement benefit cost......  $12,313    $11,638    $11,802
                                                =======    =======    =======

     An additional one-percentage-point increase in the assumed rate of inflation in future medical costs would increase the accumulated postretirement benefit obligation at December 31, 1997 by $18,738 and would increase aggregate 1997 service and interest cost by $2,157.

     The following assumptions were used in the actuarial computations as of December 31:

                                                          1997    1996    1995
                                                          ----    ----    ----
Discount rate...........................................  7.0%    7.5%    7.5%
Expected rates of increases in future medical costs.....  5.5%    6.0%    6.0%

     The accrued postretirement benefits costs recorded in the consolidated balance sheets as of December 31 include the following components:

                                                           1997        1996
                                                         --------    --------
Accumulated postretirement benefit obligation:
  Retirees.............................................  $ 72,609    $ 51,352
  Fully eligible active participants...................    32,002      45,522
  Other active participants............................    32,882      29,643
                                                         --------    --------
Accumulated postretirements benefit obligation
  unfunded.............................................   137,493     126,517
Unrecognized actuarial loss............................   (14,507)     (9,964)
Unrecognized plan amendment credit.....................     1,346       1,498
                                                         --------    --------
Accrued postretirement benefits costs recognized in
  consolidated balance sheets..........................  $124,332    $118,051
                                                         ========    ========

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

7.  SHAREHOLDERS' EQUITY

     Common Stock -- On February 19, 1996, the Board of Directors approved a 40,000 for 1 split of the Company's common stock. The effect of the stock split has been retroactively applied to the earliest period presented.

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

     Additional Paid-In Capital -- Amounts shown as capital contributions include $450 (net of income taxes of $300) in the year ended December 31, 1995, representing the allocation of certain corporate expenses of Glencore AG. In addition, on March 1, 1995, the Board of Directors of Century of West Virginia agreed to accept an offer from Glencore to convert the $40,000 principal amount then outstanding under a credit facility into additional paid-in capital.

8.  STOCK BASED COMPENSATION

     1996 Stock Incentive Plan -- The Company adopted the 1996 Stock Incentive Plan (the "Stock Incentive Plan") for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock Incentive Plan is 1,200,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. The Company awarded 460,000 performance share units at the time of the initial public offering for no consideration. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the performance share units, $13 per share, is being charged to compensation expense over their five year vesting period, which is one-third at the end of each of the third, fourth and fifth anniversary dates. The performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations.

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

                                                                      1997      1996
                                                                     ------    -------
Net Income                     As Reported.........................  $1,068    $16,504
                               Pro Forma...........................  $  681    $16,176
Basic earnings per share       As Reported.........................  $ 0.05    $  0.79
                               Pro Forma...........................  $ 0.03    $  0.78
Diluted earnings per share     As Reported.........................  $ 0.05    $  0.79
                               Pro Forma...........................  $ 0.03    $  0.77

     Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

shares available under this plan is 200,000, of which 61,000 have been awarded. The non-qualified options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

     A summary of the status of the Company's Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 1997 and 1996 and changes during the year ended on that date is presented below:

                                                     1997                       1996
                                           ------------------------    -----------------------
                                                        WEIGHTED                   WEIGHTED
                                                        AVERAGE                    AVERAGE
                 OPTIONS                   SHARES    EXERCISE PRICE    SHARES   EXERCISE PRICE
                 -------                   -------   --------------    -------  --------------
Outstanding at beginning of year.........  543,000       $13.13             --          --
Granted..................................   53,700       $15.12        543,000      $13.13
Exercised................................       --           --             --          --
Forfeited................................   (1,100)      $13.00             --          --
                                           -------       ------        -------      ------
Outstanding at end of year...............  595,600       $13.31        543,000      $13.13
                                           =======       ======        =======      ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                      OPTIONS OUTSTANDING
---------------------------------------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED-AVG                    ----------------------------
                    NUMBER         REMAINING       WEIGHTED-AVG     NUMBER
    RANGE OF      OUTSTANDING     CONTRACTUAL        EXERCISE     EXERCISABLE    WEIGHTED-AVG
EXERCISE PRICES   AT 12/31/97         LIFE            PRICE       AT 12/31/97   EXERCISE PRICE
----------------  -----------   ----------------   ------------   -----------   --------------
$13.00 to $18.75    595,600        8.4 years          $13.31          379,167       $13.23

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996:

                                                              1997     1996
                                                              -----    -----
Weighted average fair value per option granted during the
  year......................................................  $3.83    $3.28
Dividends per quarter.......................................  $0.05    $0.05
Risk-free interest rate.....................................   5.91%    5.93%
Expected volatility.........................................     30%      30%
Expected lives (in years)...................................      3        3

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

9.  EARNINGS PER SHARE

     Basic and diluted earnings per share for income from continuing operations for the years ended December 31, are as follows (shares in thousands):

                                                               1997       1996       1995
                                                              -------    -------    -------
BASIC EARNINGS PER SHARE:
Numerator:
  Income from continuing operations available to common
     shareholders...........................................  $ 1,068    $16,240    $53,507
Denominator:
  Average common shares outstanding.........................   20,000     20,780     23,120
Basic earnings per share....................................  $  0.05    $  0.78    $  2.31
                                                              =======    =======    =======
DILUTED EARNINGS PER SHARE:
Numerator:
  Income from continuing operations available to common
     shareholders...........................................  $ 1,068    $16,240    $53,507
Denominator:
  Average common shares outstanding.........................   20,000     20,780     23,120
  Effect of dilutive securities:
  Stock options and performance awards......................      241         96         --
                                                              -------    -------    -------
Common shares outstanding, assuming dilution................   20,241     20,876     23,120
Diluted earnings per share..................................  $  0.05    $  0.78    $  2.31
                                                              =======    =======    =======

10.  INCOME TAXES

     Significant components of the income tax expense from continuing operations consist of the following:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1996        1995
                                                              -------    --------    --------
Federal:
  Current (expense) benefit.................................  $(6,056)   $(14,628)   $(19,924)
  Deferred (expense) benefit................................    5,554       7,002      (7,809)
State:
  Current (expense) benefit.................................     (937)     (2,195)     (5,670)
  Deferred (expense) benefit................................      838         919      (1,099)
                                                              -------    --------    --------
  Total income tax expense..................................  $  (601)   $ (8,902)   $(34,502)
                                                              =======    ========    ========

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income from continuing operations is as follows:

                                                              1997    1996    1995
                                                              ----    ----    ----
Federal statutory rate......................................   35%     35%     35%
Effect of:
  Permanent differences.....................................   (3)     (3)     --
  State taxes, net of Federal benefit.......................    4       3       5
  Valuation allowance.......................................   --      --      (5)
  Other.....................................................   --      --       4
                                                              ---     ---     ---
                                                               36%     35%     39%
                                                              ===     ===     ===

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                1997        1996
                                                              --------    --------
                          FEDERAL
Deferred federal tax assets:
  Accrued postretirement benefit cost.......................  $ 27,957    $ 24,261
  Accrued liabilities.......................................    12,710      13,154
                                                              --------    --------
     Net deferred federal tax assets........................    40,667      37,415
Deferred federal tax liabilities:
  Tax over financial statement depreciation.................   (33,541)    (35,671)
                                                              --------    --------
     Net deferred federal tax asset.........................     7,126       1,744
                                                              --------    --------
                           STATE
Deferred state tax assets:
  Accrued postretirement benefit cost.......................     3,994       3,466
  Accrued liabilities.......................................     1,899       1,821
                                                              --------    --------
     Net deferred state tax assets..........................     5,893       5,287
Deferred state tax liabilities:
  Tax over financial statement depreciation.................    (4,713)     (5,117)
                                                              --------    --------
     Net deferred state tax asset...........................     1,180         170
                                                              --------    --------
Net deferred tax asset......................................  $  8,306    $  1,914
                                                              ========    ========

     Of the $8,306 net deferred tax asset at December 31, 1997, $1,566 is included in other assets, the remainder is included in current assets. At December 31, 1996, all of the net deferred tax asset was included in other assets.

11.  DISCONTINUED OPERATIONS

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

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

the special distribution have been classified as discontinued operations in the accompanying consolidated financial statements.

     Summary operating results of discontinued operations are as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                          1997     1996        1995
                                                          ----    -------    --------
Net Sales...............................................  $--     $31,065    $188,122
                                                          ===     =======    ========
Income before income taxes..............................  $--     $   433    $ 11,531
Income tax expense......................................   --        (169)     (5,758)
                                                          ---     -------    --------
Income from discontinued operations.....................  $--     $   264    $  5,773
                                                          ===     =======    ========

12.  SALE OF ASSETS AND BUSINESSES

     Vialco -- On April 26, 1995, Vialco became a subsidiary of Century of West Virginia with assets of $60,000 together with $11,085 of liabilities and $48,915 of additional paid-in capital recorded on such date. On July 24, 1995, the Company completed the sale for gross proceeds of $60,000, to an unrelated buyer, of the production assets and inventories of the Vialco facility, which had been idle since January 1995. There was no gain or loss on the sale. Concurrently with the sale, the Company entered into a long-term alumina supply agreement with the buyer and an affiliate of the buyer, as described in Note 14. Management has determined that the alumina purchase prices in the agreement approximate market prices. Under the terms of the sale, the buyer did not assume certain of Vialco's liabilities. (See Note 13 for a discussion of certain contingencies relating to Vialco.)

     The Bedford Facility -- On September 29, 1995, the Company sold its Bedford facility in Bedford, Indiana for $8,500 and realized a gain of $3,744, which is included in other income for the year ended December 31, 1995. The net assets and the operating results of this facility, which are included in the accompanying consolidated financial statements to the date of sale, are not material.

13.  CONTINGENCIES AND COMMITMENTS

  Environmental Contingencies

     The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

     Pursuant to an order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater, and is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company completed initial sampling and analysis and submitted its initial findings to the Environmental Protection Agency ("EPA"). The EPA has requested that the Company perform additional field work and testing. As a result, the Company anticipates that the RFI will not be completed before late 1998. Once the RFI and CMS are complete, the EPA will assess the need for clean-up, and if any clean-up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,052 and $800 at December 31, 1997 and 1996, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. Based upon all available information and after consultation with counsel, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  Legal Contingencies

     Century of West Virginia is a named defendant (along with other companies) in approximately 3,873 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. However, counsel for the plaintiffs have represented that Century of West Virginia will be dismissed from 2,422 cases because the plaintiffs in these cases had no

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

contact with the Century of West Virginia facility. All of the remaining 1,451 plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser, although eighteen plaintiffs have claimed they were exposed during this period of time. Claims with eight of these plaintiffs have been settled for nominal amounts or dismissed. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     On November 17, 1996, a suit was brought in the United States District Court for the Southern District of West Virginia against Century of West Virginia and Kaiser purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Century of West Virginia. Plaintiffs claim that in 1989 defendants misrepresented the terms of the salaried employee pension plan and/or benefits. Century of West Virginia has denied liability and asked the court to deny class certification. On March 2, 1998, the court granted Century of West Virginia's motion and denied class certification. While it is impossible to predict the outcome of this litigation, Century of West Virginia will continue to defend the matter vigorously, and the Company believes the outcome will not have a material adverse effect on its financial condition, results of operations or liquidity.

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

  Commitments

     The Company and a public utility have signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. This agreement replaces a power supply agreement with the same utility that was due to expire in 1998. Billings, under the old agreement, were computed using a formula based principally upon the utility's operating costs. Such billings were decreased if the London Metals Exchange ("LME") primary ingot price was less than certain specified levels, and increased, limited to the extent of cumulative net decreases, if the LME primary ingot price was greater that certain specified levels. Under the new agreement, the Company will pay a fixed price for electricity used. However, for the period from July 1, 1996 through July 31, 1998, if the LME primary ingot price were to exceed certain specified levels, the price for electricity used would increase, to the extent of cumulative net price decreases under the previous contract with the same utility. The Public Utilities Commission of Ohio has approved the agreement.

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make a cash contribution of $20,000 to its pension plan for hourly employees in 1996. The Company made the contributions in 1996. The PBGC Agreement also provides for scheduled contributions to be made to the Company's pension plan for hourly employees with respect to 1997, 1998 and 1999. The Company made its scheduled contribution for

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1997 and estimates that its scheduled contributions in each of the remaining years will be $7,000 above the minimum required contributions under Section 412 of the Internal Revenue Code. The Company has granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley. The PBGC Agreement will terminate if (a) the Company's termination liabilities under ERISA for its two pension plans are less than $10.0 million or
(b) if, after December 31, 2000, the Company has made the payments required by the PBGC Agreement and (i) the unsecured debt of the Company is rated BBB- or better by Standard & Poor's and Baa3 or better by Moody's, (ii) the Company has obtained certain agreed-upon private ratings on a hypothetical issue of unsecured debt, or (iii) the Company meets certain financial performance criteria.

     During 1992, the Company established a progress sharing plan (the "Plan") for eligible union employees. Under the terms of the Plan, the Company created a progress sharing pool, defined as 10% of Century of West Virginia's pre-Plan, after-tax income (as defined) of each Plan year through 1997 when the Plan terminated.

     The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing the Mt. Holly Facility. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

     See Note 14 for a discussion of the Company's fixed-price commitments and forward contracts.

14.  FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. The Company enters into forward primary aluminum contracts to hedge fixed-price purchase and sale commitments and inventory positions and to cover expected future sales and to otherwise manage the Company's exposure to changing prices.

     Pursuant to the foregoing strategy, the Company had fixed price commitments to sell 302.7 million pounds and 407.6 million pounds of primary and scrap aluminum and aluminum sheet and plate products at December 31, 1997 and December 31, 1996, respectively. Forward purchase contracts for approximately 2.0 million pounds and 27.9 million pounds of primary aluminum at December 31, 1997 and December 31, 1996, respectively, did not qualify for hedge accounting treatment because the Company's aggregate metals position exceeded its fixed-price sales commitments at such dates. Cost of goods sold includes either a net credit or a net charge relating to the unrealized gains or losses on these contracts that did not satisfy the technical requirements for hedge accounting, realized gains or losses from the cash settlement of forward contracts, unrealized losses on purchase and sales commitments and reversals of prior period unrealized losses. The resultant charges were $6,837, $6,670 and $898 for the years ended December 31, 1997, 1996 and 1995, respectively. In addition, at December 31, 1997, the Company had forward sales contracts with Glencore, Ltd. for 100 million pounds of primary aluminum to hedge 1998 and 1999 production. At December 31, 1996, the Company had forward sales contracts with Glencore, Ltd. for 116 million pounds of primary aluminum to hedge 1997 and 1998 production. Accounting standards require that such contracts be marked to market. As of December 31, 1997 and 1996, the Company deferred unrealized losses of $3,565 and $7,699, respectively, on such contracts. At December 31, 1997, the Company had fixed price commitments to purchase 107 million pounds of primary and scrap aluminum.

     During 1994, the Company entered into a forward purchase contract for 120 million pounds of primary aluminum with Glencore to cover a portion of its 1995 sheet and plate product sales. During the year ended

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

December 31, 1995, the Company entered into forward sales contracts with Glencore which had the effect of offsetting the metal it was obligated to acquire under the forward purchase contract. For the year ended December 31, 1995, the Company recognized net gains of $9,616 related to these contracts.

     Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the opportunity to benefit from price increases significantly above the forward sales prices. In addition, in cases where the Company purchases forward primary aluminum, it may purchase put options to protect itself from price decreases.

     Concurrent with the sale of Vialco (see Note 12), the Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. Century will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

15.  RELATED PARTY TRANSACTIONS

     The related party transactions occurring during the years ended December 31, 1997, 1996 and 1995, and not discussed elsewhere in the notes to the consolidated financial statements,are described below.

  Related Party Transactions -- Century

     During the years 1996 and 1997 and at December 31, 1997, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. Prior to March 28, 1996, he was also an officer of Glencore. In addition, during the year ended and at December 31, 1997, one of Century's Board members was employed by Glencore International AG.

  Related Party Transactions -- Century of West Virginia

     During the years ended December 31, 1997, 1996 and 1995, Century of West Virginia purchased alumina and bought and sold primary and scrap aluminum in transactions with Glencore Ltd. at prices which management believes approximates market.

     During the year ended December 31, 1995, the Chairman of the Board of Directors of Century of West Virginia and other Board members were employed by Glencore AG. An allocation of Glencore AG expenses in the amount of $750 has been included in the accompanying consolidated financial statements. These expenses have been allocated by assessing incremental amounts of such expenses not previously charged to the Company. Management believes that such expense allocation is reasonable. In addition, pursuant to a consulting agreement, Glencore Ltd. provided certain management services during 1995 to Century of West Virginia at a charge of approximately $150.

  Related Party Transactions -- Berkeley

     A substantial portion of Berkeley's sales during the years ended December 31, 1997 and 1996 were to Glencore Ltd. Prior to 1996, Berkeley derived all of its net sales from tolling agreements with Glencore Ltd. The conversion price charged to Glencore Ltd., under these tolling agreements, was based on a percentage of the prior quarter's daily average settlement price for aluminum ingot on the LME. Berkeley also charged Glencore Ltd. an additional amount for costs incurred relating to the production of "premium product," as defined in the tolling agreements, and certain other related costs.

     Effective January 1, 1996, and for the term of one year, the Company entered into the Services and Marketing Agreement with Glencore Ltd. pursuant to which Glencore Ltd. furnished training and marketing assistance in connection with Century's ownership of the Mt. Holly Facility. In addition, prior to January 1,

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1996, Glencore Ltd. provided funding for operations and various support services to Berkeley and charged a management fee for providing such services. Management fees charged to Berkeley were $120 for the year ended December 31, 1995.

  Summary

     A summary of the aforementioned related party transactions for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                               1997        1996        1995
                                             --------    --------    --------
Net Sales..................................  $105,521    $138,711    $137,260
Purchases..................................    84,250      89,832     176,222
Management, consulting and training fees...        --         500       1,020

     See Note 14 for a discussion of the Company's fixed-price commitments and forward contracts with related parties.

16.  EXPORT SALES

     Export sales were 19%, 15% and 11% of the Company's net sales for the years ended December 31, 1997, 1996 and 1995, respectively. These sales were principally to customers in Canada and European countries.

17.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                   YEAR ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1997      1996       1995
                                                 ------    -------    -------
Cash paid for:
  Interest:
     Other.....................................  $4,629    $ 2,694    $ 5,643
     Affiliates................................      --         --        509
  Income taxes.................................   9,260     17,280     11,624
Cash received from income tax refunds..........     159        448         11

  Non-Cash Investing Activities

     During the years ended December 31, 1997, 1996 and 1995, $1,292, $89 and $218, respectively, of interest cost incurred in the construction of equipment was capitalized.

  Non-Cash Financing Activities

     Corporate expenses of Glencore AG of $450 (net of income taxes) for the year ended December 31, 1995 were allocated to the Company and recorded as contributions to additional paid-in capital.

     During the year ended December 31, 1995, the principal amount outstanding under a credit facility of $40,000 was converted into additional paid-in capital. (See Note 7.)

     Also during the year ended December 31, 1995, as part of a restructuring of holdings within the Glencore Group, Vialco became a subsidiary of Century of West Virginia with assets of $60,000 together with $11,085 of liabilities. This restructuring resulted in an increase of $48,915 in additional paid-in capital. (See Note 12.)

                            CENTURY ALUMINUM COMPANY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

18.  QUARTERLY INFORMATION (UNAUDITED)

     Financial results by quarter for the years ended December 31, 1997 and 1996 are as follows:

                                                      GROSS       NET
                                           NET       PROFIT     INCOME     INCOME (LOSS)
                                          SALES      (LOSS)     (LOSS)       PER SHARE
                                         --------    -------    -------    -------------
1997:
  1st Quarter..........................  $191,531    $ 7,919    $ 1,726       $ 0.09
  2nd Quarter..........................   191,477     11,115      2,783         0.14
  3rd Quarter..........................   169,709     (1,628)    (3,203)       (0.16)
  4th Quarter..........................   168,271      4,858       (238)       (0.01)
1996:
  1st Quarter..........................  $181,404    $17,421    $ 9,179       $ 0.40
  2nd Quarter..........................   166,040     14,841      6,390         0.32
  3rd Quarter..........................   156,590      2,331     (1,490)       (0.07)
  4th Quarter..........................   184,845     11,130      2,425         0.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "1. ELECTION OF DIRECTORS" and
Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation", "Employment Agreements", "Severance Compensation Arrangements", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing,
(i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is NOT incorporated by reference herein or in any other filing of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be held on May 4, 1998 and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors' Report are included in Part II, Item 8 of this Form 10-K.

     Independent Auditors' Report.

     Consolidated Balance Sheets at December 31, 1997 and 1996.

     Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

     Notes to the Consolidated Financial Statements.

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report.

     Schedule I -- Condensed Financial Information of Registrant as of and for the years ended December 31, 1997, 1996 and 1995.

     Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1997, 1996 and 1995.

(a)(3) LIST OF EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
   3.1    Restated Certificate of Incorporation of Registrant.
   3.2    Amended and Restated Bylaws of Registrant.
   4.1    Form of Stock Certificate.
  10.1    Alumina Supply Agreement between Glencore Ltd. and
          Ravenswood Aluminum Corporation, dated September 13, 1993, as amended September 23, 1993.
  10.2    Alumina Supply Agreement between Alcoa Alumina & Chemicals,
          L.L.C., Alcoa of Australia, Ltd. and Ravenswood Aluminum
          Corporation, dated July 24, 1995.
  10.3    Power Agreement between Kaiser Aluminum & Chemical
          Corporation and Ohio Power Company, dated June 18, 1968, as amended December 20, 1985.
  10.4    Agreement between Ravenswood Aluminum Corporation and United
          Steel Workers of America AFL-CIO, Local 5668, dated November
          30, 1994.
  10.5    Agreement between Ravenswood Aluminum Corporation and United
          Steel Workers of America AFL-CIO, Local 5668, dated June 12,
          1992.
  10.6    Form of Employment Agreement between Century Aluminum
          Company and Craig A. Davis.
  10.7    Form of Employment Agreement between Century Aluminum
          Company and Gerald A. Meyers.
  10.8    Form of Employment Agreement between Century Aluminum
          Company and Gerald J. Kitchen.
  10.9    Form of Employment Agreement between Century Aluminum
          Company and David W. Beckley.
  10.10   Form of Employment Agreement between Century Aluminum
          Company and Steven R. Sedberry.
  10.11   Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.
  10.12   Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.
  10.13   Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.
  10.14   Form of Severance Agreement between Century Aluminum Company and David W. Beckley.
  10.15   Form of Severance Agreement between Century Aluminum Company and Steven R. Sedberry.
  10.16   1996 Stock Incentive Plan.
  10.17   Non-Employee Directors Stock Option Plan.
  10.18   Amended and Restated Asset Purchase Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Acquisition
          Corporation, dated as of December 13, 1988.
  10.19   Acquisition Agreement between Virgin Islands Alumina
          Corporation and St. Croix Alumina, L.L.C., dated July 19,
          1995.

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  10.20   Ravenswood Environmental Services Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Aluminum
          Corporation, dated as of February 7, 1989.
  10.21   Services Agreement between Glencore Ltd. and Ravenswood
          Aluminum Corporation, dated as of July 21, 1992.
  10.22   Form of Tax Sharing Agreement.
  10.23   Form of Disaffiliation Agreement.
  10.24   Form of Services and Marketing Agreement between Glencore
          Ltd. and Century Aluminum Company.
  10.25   Toll Conversion Agreement between Berkeley Aluminum, Inc.
          and Glencore Ltd., dated as of January 1, 1994.
  10.26   Loan and Security Agreement among various financial
          institutions, BankAmerica Business Credit, Inc., as agent,
          Ravenswood Aluminum Corporation and Berkeley Aluminum, Inc.,
          dated as of January 30, 1996.
  10.27   Security Agreement, made by Century Aluminum Company in
          favor of BankAmerica Business Credit, Inc. dated as of
          January 30, 1996.
  10.28   Guaranty by Century Aluminum Company in favor of BankAmerica
          Business Credit, Inc. dated as of January 30, 1996.
  10.29   Agreement among the Pension Benefit Guaranty Corporation,
          Century Aluminum Company, Ravenswood Aluminum Corporation,
          Berkeley Aluminum, Inc., Ravenswood Receivables Corporation,
          Ravenswood International Sales Corp., Virgin Islands Alumina
          Corporation, Glencore Holdings AG, Glencore International
          AG, Glencore AG, Vialco Holdings Ltd., Glencore Marketing
          Inc., Pickands Mather Sales, Inc., Berkeley Finance
          Corporation, Adam Maritime Corp., Glencore Canada, Inc. and
          Clarendon Coal, Inc., dated as of January 23, 1996.
  10.30   Intercreditor Agreement between the Pension Benefit Guaranty
          Corporation and BankAmerica Business Credit, Inc., dated as of January 30, 1996.
  10.31   Amended and Restated Owners Agreement between Alumax of
          South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore
          Primary Aluminum Company LLC, dated as of January 26, 1996.
  10.32   Limited Term Firm Power Supply Agreement between Ravenswood
          Aluminum Corporation and Ohio Power Company dated as of June
          28, 1996.
  10.33   Amendment No. 1 to the Limited Term Firm Power Supply
          Agreement between Ravenswood Aluminum Corporation and Ohio
          Power Company dated as of June 28, 1996.
 *11.1    Calculation of Earnings (Loss) per Common Share and Common
          Share Equivalent.
  21.1    List of Subsidiaries.
 *23.1    Consent of Deloitte & Touche LLP.

---------------
* Filed herewith

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

Dated: March 25, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                   SIGNATURE                                       TITLE                        DATE
                   ---------                                       -----                        ----

               /s/ CRAIG A. DAVIS                   Chairman and Chief Executive           March 25, 1998
------------------------------------------------      Officer
                 Craig A. Davis

            /s/ WILLIAM R. HAMPSHIRE                Vice Chairman                          March 25, 1998
------------------------------------------------
              William R. Hampshire

              /s/ GERALD A. MEYERS                  President, Chief Operating Officer     March 25, 1998
------------------------------------------------      and Director
                Gerald A. Meyers

              /s/ DAVID W. BECKLEY                  Executive Vice President and Chief     March 25, 1998
------------------------------------------------      Financial Officer (Principal
                David W. Beckley                      Financial Officer and Principal
                                                      Accounting Officer)

              /s/ ROMAN A. BNINSKI                  Director                               March 25, 1998
------------------------------------------------
                Roman A. Bninski

              /s/ JOHN C. FONTAINE                  Director                               March 25, 1998
------------------------------------------------
                John C. Fontaine

            /s/ WILLY R. STROTHOTTE                 Director                               March 25, 1998
------------------------------------------------
              Willy R. Strothotte

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 13, 1998 included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in
Item 14 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE AND TOUCHE LLP

Pittsburgh, Pennsylvania
February 13, 1998

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                      ASSETS
Property, plant and equipment -- net........................  $  1,214    $     --
Investments in wholly-owned subsidiaries....................   170,546     169,478
                                                              --------    --------
          Total.............................................  $171,760    $169,478
                                                              ========    ========

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Due to subsidiaries.........................................  $  8,214    $  3,000
Contingencies and commitments (Note 2)
Shareholders' equity
  Common Stock..............................................       200         200
  Additional paid-in capital................................   161,953     161,953
  Retained earnings.........................................     1,393       4,325
                                                              --------    --------
     Total shareholders' equity.............................   163,546     166,478
                                                              --------    --------
          Total.............................................  $171,760    $169,478
                                                              ========    ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997      1996       1995
                                                              ------    -------    -------
Equity in income from continuing operations of wholly-owned
  subsidiaries..............................................  $1,068    $16,240    $53,507
Equity in income from discontinued operations of
  wholly-owned subsidiaries.................................      --        264      5,773
                                                              ------    -------    -------
Net income..................................................  $1,068    $16,504    $59,280
                                                              ======    =======    =======
Basic and diluted earnings per common share
  Income from continuing operations.........................  $ 0.05    $  0.78    $  2.31
  Income from discontinued operations.......................      --       0.01       0.25
                                                              ------    -------    -------
  Net income................................................  $ 0.05    $  0.79    $  2.56
                                                              ======    =======    =======

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                               1997        1996        1995
                                                              -------    --------    --------
NET CASH FROM OPERATING ACTIVITIES
  Net income................................................  $ 1,068    $ 16,504    $ 59,280
  Equity in undistributed net income of subsidiaries........   (1,068)    (16,504)    (59,280)
                                                              -------    --------    --------
Net cash provided by operating activities...................       --          --          --
                                                              -------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................   (1,275)         --          --
                                                              -------    --------    --------
Net cash used in investing activities.......................   (1,275)         --          --
                                                              -------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from subsidiaries..............................    5,275       3,000          --
  Dividends paid............................................   (4,000)     (3,000)         --
                                                              -------    --------    --------
Net cash provided by financing activities...................    1,275          --          --
                                                              -------    --------    --------
Net increase/(decrease) in cash.............................       --          --          --
Beginning cash..............................................       --          --          --
                                                              -------    --------    --------
ENDING CASH.................................................  $    --    $     --    $     --
                                                              =======    ========    ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

2.  CONTINGENCIES AND COMMITMENTS

     For disclosure of contingencies and commitments, see Notes 4, 13 and 14 to the Consolidated Financial Statements.

3.  SHAREHOLDERS' EQUITY

     For disclosure of information concerning shareholders' equity, see Note 7 to the Consolidated Financial Statements.

                            CENTURY ALUMINUM COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                             (DOLLARS IN THOUSANDS)

                                                        BALANCE AT   CHARGED TO                BALANCE AT
                                                        BEGINNING     COST AND                    END
                                                        OF PERIOD     EXPENSE     DEDUCTIONS   OF PERIOD
                                                        ----------   ----------   ----------   ----------
Year ended December 31, 1995:
  Allowance for doubtful trade accounts receivable....    $  400       $  300        $--         $  700
Year ended December 31, 1996:
  Allowance for doubtful trade accounts receivable....    $  700       $1,000        $--         $1,700
Year ended December 31, 1997:
  Allowance for doubtful trade accounts receivable....    $1,700       $  570        $--         $2,270

                                EXHIBIT INDEX
                                -------------
EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 3.1      Restated Certificate of Incorporation of Registrant.
 3.2      Amended and Restated Bylaws of Registrant.
 4.1      Form of Stock Certificate.
10.1      Alumina Supply Agreement between Glencore Ltd. and
          Ravenswood Aluminum Corporation, dated September 13, 1993, as amended September 23, 1993.
10.2      Alumina Supply Agreement between Alcoa Alumina & Chemicals,
          L.L.C., Alcoa of Australia, Ltd. and Ravenswood Aluminum
          Corporation, dated July 24, 1995.
10.3      Power Agreement between Kaiser Aluminum & Chemical
          Corporation and Ohio Power Company, dated June 18, 1968, as amended December 20, 1985.
10.4      Agreement between Ravenswood Aluminum Corporation and United
          Steel Workers of America AFL-CIO, Local 5668, dated November
          30, 1994.
10.5      Agreement between Ravenswood Aluminum Corporation and United
          Steel Workers of America AFL-CIO, Local 5668, dated June 12,
          1992.
10.6      Form of Employment Agreement between Century Aluminum
          Company and Craig A. Davis.
10.7      Form of Employment Agreement between Century Aluminum
          Company and Gerald A. Meyers.
10.8      Form of Employment Agreement between Century Aluminum
          Company and Gerald J. Kitchen.
10.9      Form of Employment Agreement between Century Aluminum
          Company and David W. Beckley.
10.10     Form of Employment Agreement between Century Aluminum
          Company and Steven R. Sedberry.
10.11     Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.
10.12     Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.
10.13     Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.
10.14     Form of Severance Agreement between Century Aluminum Company and David W. Beckley.
10.15     Form of Severance Agreement between Century Aluminum Company and Steven R. Sedberry.
10.16     1996 Stock Incentive Plan.
10.17     Non-Employee Directors Stock Option Plan.
10.18     Amended and Restated Asset Purchase Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Acquisition
          Corporation, dated as of December 13, 1988.
10.19     Acquisition Agreement between Virgin Islands Alumina
          Corporation and St. Croix Alumina, L.L.C., dated July 19,
          1995.

                                EXHIBIT INDEX
                                -------------
EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.20     Ravenswood Environmental Services Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Aluminum
          Corporation, dated as of February 7, 1989.
10.21     Services Agreement between Glencore Ltd. and Ravenswood
          Aluminum Corporation, dated as of July 21, 1992.
10.22     Form of Tax Sharing Agreement.
10.23     Form of Disaffiliation Agreement.
10.24     Form of Services and Marketing Agreement between Glencore
          Ltd. and Century Aluminum Company.
10.25     Toll Conversion Agreement between Berkeley Aluminum, Inc.
          and Glencore Ltd., dated as of January 1, 1994.
10.26     Loan and Security Agreement among various financial
          institutions, BankAmerica Business Credit, Inc., as agent,
          Ravenswood Aluminum Corporation and Berkeley Aluminum, Inc.,
          dated as of January 30, 1996.
10.27     Security Agreement, made by Century Aluminum Company in
          favor of BankAmerica Business Credit, Inc. dated as of
          January 30, 1996.
10.28     Guaranty by Century Aluminum Company in favor of BankAmerica
          Business Credit, Inc. dated as of January 30, 1996.
10.29     Agreement among the Pension Benefit Guaranty Corporation,
          Century Aluminum Company, Ravenswood Aluminum Corporation,
          Berkeley Aluminum, Inc., Ravenswood Receivables Corporation,
          Ravenswood International Sales Corp., Virgin Islands Alumina
          Corporation, Glencore Holdings AG, Glencore International
          AG, Glencore AG, Vialco Holdings Ltd., Glencore Marketing
          Inc., Pickands Mather Sales, Inc., Berkeley Finance
          Corporation, Adam Maritime Corp., Glencore Canada, Inc. and
          Clarendon Coal, Inc., dated as of January 23, 1996.
10.30     Intercreditor Agreement between the Pension Benefit Guaranty
          Corporation and BankAmerica Business Credit, Inc., dated as of January 30, 1996.
10.31     Amended and Restated Owners Agreement between Alumax of
          South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore
          Primary Aluminum Company LLC, dated as of January 26, 1996.
10.32     Limited Term Firm Power Supply Agreement between Ravenswood
          Aluminum Corporation and Ohio Power Company dated as of June
          28, 1996.
10.33     Amendment No. 1 to the Limited Term Firm Power Supply
          Agreement between Ravenswood Aluminum Corporation and Ohio
          Power Company dated as of June 28, 1996.
*11.1     Calculation of Earnings (Loss) per Common Share and Common
          Share Equivalent.
21.1      List of Subsidiaries.
*23.1     Consent of Deloitte & Touche LLP.

---------------
* Filed herewith