Form 10-Q
period 1998-03-31
CENTURY ALUMINUM CO
filed 1998-05-15
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998.

                         Commission file number 0-27918




                            CENTURY ALUMINUM COMPANY
             (Exact name of Registrant as specified in its Charter)



            DELAWARE                                      13-3070826
   (State of Incorporation)                    (IRS Employer Identification No.)


         2511 GARDEN ROAD
         BUILDING A, SUITE 200
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

         The registrant had 20,000,000 shares of common stock outstanding at April 30, 1998.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998



                         Part I - Financial Information


Item 1 - Financial Statements                                        Page Number


         Consolidated Balance Sheets as of March 31, 1998
         and December 31, 1997.....................................        1

         Consolidated Statements of Operations for the three months
         ended March 31, 1998 and 1997.............................        2

         Consolidated Statements of Cash Flows for the three months
         ended March 31, 1998 and 1997.............................        3

         Notes to the Consolidated Financial Statements............       4-9

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................      10-14


                           Part II - Other Information

Item 1 - Legal Proceedings.........................................       15

Item 6 - Exhibits and Reports on Form 8-K..........................       15

Signatures.........................................................       16

Exhibit Index......................................................       17

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  MARCH 31,    DECEMBER 31,
                                                                                    1998           1997
                                                                                  ---------    ------------
                                     ASSETS
CURRENT ASSETS:
     Cash .................................................................       $  1,000       $     42
     Restricted cash equivalents ..........................................          5,807          5,805
     Accounts receivable, trade - net .....................................        102,953        111,146
     Due from affiliates ..................................................         12,364          8,362
     Inventories ..........................................................        170,481        170,085
     Prepaid and other assets .............................................          6,811          8,082
                                                                                  --------       --------
          Total current assets ............................................        299,416        303,522
PROPERTY, PLANT AND EQUIPMENT - NET .......................................        200,652        198,341
OTHER ASSETS ..............................................................          7,193          5,285
                                                                                  --------       --------
          TOTAL ...........................................................       $507,261       $507,148
                                                                                  ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ..............................................       $ 39,805       $ 51,411
     Due to affiliates ....................................................          8,754         10,560
     Accrued and other current liabilities ................................         35,124         22,364
     Accrued employee benefits costs - current portion ....................         37,165         38,663
                                                                                  --------       --------
          Total current liabilities .......................................        120,848        122,998
                                                                                  --------       --------
REVOLVING TERM LOAN .......................................................         60,287         58,950
ACCRUED PENSION BENEFITS COSTS - Less current portion .....................          9,107         12,139
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ..............        121,080        118,532
DUE TO AFFILIATES .........................................................          2,962          6,673
OTHER LIABILITIES .........................................................         24,603         24,310
                                                                                  --------       --------
          Total noncurrent liabilities ....................................        218,039        220,604
                                                                                  --------       --------

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized;
     20,000,000 shares outstanding at March 31, 1998 and December 31, 1997)            200            200
     Additional paid-in capital ...........................................        161,953        161,953
     Retained earnings ....................................................          6,221          1,393
                                                                                  --------       --------
          Total shareholders' equity ......................................        168,374        163,546
                                                                                  --------       --------
          TOTAL ...........................................................       $507,261       $507,148
                                                                                  ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ----------------------------
                                                      1998               1997
                                                   ---------          ---------
NET SALES:
     Third-party customers ...............         $ 153,357          $ 165,704
     Related parties .....................            23,033             25,827
                                                   ---------          ---------
                                                     176,390            191,531

COST OF GOODS SOLD .......................           162,879            184,585
                                                   ---------          ---------

GROSS PROFIT .............................            13,511              6,946

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .............             4,457              4,302
                                                   ---------          ---------

OPERATING INCOME .........................             9,054              2,644

INTEREST EXPENSE - Net ...................              (688)              (741)
NET GAIN ON FORWARD CONTRACTS ............             1,028                973
OTHER EXPENSE ............................              (288)              (179)
                                                   ---------          ---------

INCOME BEFORE INCOME TAXES ...............             9,106              2,697

INCOME TAX EXPENSE .......................            (3,278)              (971)
                                                   ---------          ---------

NET INCOME ...............................         $   5,828          $   1,726
                                                   =========          =========


BASIC AND DILUTED EARNINGS PER SHARE .....         $    0.29          $    0.09
                                                   =========          =========

AVERAGE COMMON SHARES OUTSTANDING ........            20,000             20,000
AVERAGE COMMON SHARES OUTSTANDING,
      ASSUMING DILUTION ..................            20,259             20,252

CASH DIVIDENDS PAID PER
     COMMON SHARE ........................         $    0.05          $    0.05
                                                   =========          =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                   ------------------------
                                                                                     1998             1997
                                                                                   --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ..........................................................       $  5,828        $  1,726
       Adjustments to reconcile net income to net cash provided by (used in)
           operating activities:
              Depreciation and amortization ................................          4,890           4,842
              Pension and other postretirement benefits ....................         (1,982)         (2,155)
              Worker's compensation ........................................           --               540
              Change in operating assets and liabilities:
                   Accounts receivable, trade - net ........................          8,193         (31,268)
                   Due from affiliates .....................................         (4,002)         (1,673)
                   Inventories .............................................           (396)          2,517
                   Prepaids and other assets ...............................            641             218
                   Accounts payable, trade .................................        (11,605)         12,572
                   Due to affiliates .......................................         (5,517)         (3,861)
                   Accrued and other current liabilities ...................         12,760           1,976
                   Other - net .............................................            183             118
                                                                                   --------        --------
              Net cash provided by (used in) operating activities ..........          8,993         (14,448)
                                                                                   --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment ...........................         (8,370)         (4,368)
       Restricted cash deposits ............................................             (2)           --
                                                                                   --------        --------
              Net cash used in investing activities ........................         (8,372)         (4,368)
                                                                                   --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings ..........................................................         64,432          68,144
       Repayment of borrowings .............................................        (63,095)        (46,850)
       Dividends ...........................................................         (1,000)         (1,000)
                                                                                   --------        --------
              Net cash provided by financing activities ....................            337          20,294
                                                                                   --------        --------
NET INCREASE IN CASH .......................................................            958           1,478

CASH, BEGINNING OF PERIOD ..................................................             42             112
                                                                                   --------        --------

CASH, END OF PERIOD ........................................................       $  1,000        $  1,590
                                                                                   ========        ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997
                (Dollars in Thousands Except as Otherwise Noted)
                                   (Unaudited)


1.   GENERAL

     Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), which operates a primary aluminum reduction facility and an aluminum fabrication facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 26.67% undivided interest in the property, plant and equipment comprising MHAC.

     Glencore AG and Vialco Holdings Ltd., which are wholly-owned subsidiaries of Glencore International AG (together with its subsidiaries, the "Glencore Group"), own 7,925,000 common shares, or 39.6% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, scrap aluminum, alumina and metals risk management.

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                                    March 31, 1998    December 31, 1997
                                                    --------------    -----------------
Raw Materials ................................         $ 70,485            $ 62,440
Work-in process ..............................           58,032              62,675
Finished goods ...............................           23,934              23,199
Operating and other supplies .................           18,030              18,206
Unrealized losses on forward contracts .......             --                 3,565
                                                       --------            --------
                                                       $170,481            $170,085
                                                       ========            ========

     At March 31, 1998 and December 31, 1997, approximately 89% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $16,167 and $16,670 at March 31, 1998 and December 31, 1997, respectively.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997


3.   REVOLVING TERM LOAN

     On January 30, 1996, Century of West Virginia and Berkeley entered into a three-year bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a revolving credit facility that consists of loans and letters of credit up to $150,000 in the aggregate. On May 11, 1998, the Company and Bank of America agreed to extend the maturity date of the Facility from January 30, 1999 to January 30, 2001.

     Subject to certain limitations, the borrower may select base rate or LIBOR loans. Under the terms of the agreement, through January 31, 1999, the interest rate is (i) for base rate loans, 0.5% in excess of the base rate, which is the rate publicly announced from time to time by Bank of America as its reference rate, or (ii) for LIBOR loans, 1.75% in excess of the one-, two-, three- or six-month LIBOR as quoted from time to time by Bank of America. After January 31, 1999, the interest rate margins on base rate loans will range from 0.25% to 0.75% and on LIBOR loans from 1.5% to 2.0% based on the attainment of certain financial ratios. The interest rate on the borrowings under the Facility was 8.28% on March 31, 1998. Borrowings of $60,287 as of March 31, 1998 are collateralized by Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

4.   CONTINGENCIES AND COMMITMENTS

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

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997


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

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,246 and $1,052 at March 31, 1998 and December 31, 1997, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997


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

Legal Contingencies

     Century of West Virginia is a named defendant (along with other companies) in approximately 4,095 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. However, counsel for the plaintiffs have represented that Century of West Virginia will be dismissed from 2,412 cases because the plaintiffs in these cases had no contact with the Century of West Virginia facility. All of the remaining 1,683 plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser, although nineteen plaintiffs have claimed they were exposed during this period of time. Claims with nine of these plaintiffs have been settled for nominal amounts or dismissed. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997


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

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998 and 1999. The Company made its scheduled contributions in 1996 and 1997 and estimates that its scheduled contributions in each of the remaining years will be $7,000 above the minimum required contributions under Section 412 of the Internal Revenue Code. The Company has granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires. The Company, in its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

     The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing MHAC. The Company's obligation to maintain the letter of credit will terminate at such time as the Company achieves certain financial measurements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED MARCH 31, 1998 AND 1997


5.   FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company had fixed price commitments to sell 404.2 million pounds and
353.3 million pounds of primary and scrap aluminum and aluminum sheet and plate products at March 31, 1998 and 1997, respectively. In addition, the Company had fixed price commitments to purchase 137.1 million pounds and 52.9 million pounds of aluminum and alloy raw materials at March 31, 1998 and 1997, respectively.

     The Company is in a net long metal position and, therefore, is exposed to the influence of the commodity price of primary aluminum on the selling prices for its products. In order to reduce this exposure, the Company has entered into forward sales contracts for primary aluminum that will be settled in cash. At March 31, 1998, the Company had forward sales contracts with the Glencore Group for 100 million pounds scheduled for settlement at various dates in 1998 and 1999.

     Effective January 1, 1998, all gains and losses from forward contract activity are being reported separately in the statements of operations. Unrealized gains or losses on the forward primary aluminum contracts, realized gains or losses from the cash settlement of the forward primary aluminum contracts, unrealized losses on purchase and sale commitments and reversals of prior period unrealized losses are reported as either gains or losses on forward contracts.

     The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                                THREE MONTHS
                                                                   ENDED
                                                                  MARCH 31,
                                                             -------------------
                                                              1998          1997
                                                             ------         ----
Cash paid for:
     Interest ......................................         $1,524         $909
     Income taxes ..................................            100          376
     Cash received from income tax refunds .........          5,542          --

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

     Selling by funds, consumer hesitation in anticipation of lower prices, and economic uncertainty in Asian markets have influenced the cash price for primary aluminum on the London Metals Exchange ("LME"). The average cash price per tonne in the first quarter of 1998 was $1,463. This is a decline of $116 per tonne from 1997's fourth quarter average of $1,579 and a decline of $133 per tonne from 1997's first quarter average of $1,596.

     Demand for flat rolled products in the United States in the first quarter of 1998 was about level with demand in the first quarter of 1997, with the transportation market showing strength and the building and construction market benefiting from a comparatively mild winter.

RESULTS OF OPERATIONS

     The following table sets forth, for the three months ended March 31,1998 and 1997, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of operations.

                                                          PERCENTAGE OF NET SALES
                                                          -----------------------
                                                             1998           1997
                                                            -----          -----
Net Sales ........................................          100.0%         100.0%
Cost of goods sold ...............................           92.3           96.4
                                                            -----          -----
   Gross profit ..................................            7.7            3.6
Selling, general and administrative expenses .....            2.5            2.2
                                                            -----          -----
   Operating income ..............................            5.2            1.4
Net (gain) on forward contracts ..................           (0.6)          (0.5)
Interest and other expense .......................            0.6            0.5
                                                            -----          -----
Income before income taxes .......................            5.2            1.4
Income tax expense ...............................            1.9            0.5
                                                            =====          =====
Net income .......................................            3.3%           0.9%
                                                            =====          =====

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                    FLAT-ROLLED SHEET AND PLATE PRODUCTS            PRIMARY ALUMINUM
                      DIRECT (1)                  TOLL                  DIRECT (1)
                ----------------------    ---------------------    ---------------------
 1ST QUARTER    POUNDS        $/POUND     POUNDS       $/POUND     POUNDS       $/POUND
 -----------    -------       --------    ------       --------    ------       --------
     1998       114,618       $   1.23     7,154       $   0.31    44,779       $   0.74

     1997       138,916       $   1.10    12,017       $   0.32    47,666       $   0.74

     (1) Does not include forward sales contracts without physical delivery.

Net Sales. Net sales decreased $15.1 million (or 7.9%) in the first quarter of 1998 to $176.4 million from $191.5 million in the first quarter of 1997. The Company shipped 121.8 million pounds of sheet and plate products in the first quarter of 1998 versus 150.9 million pounds shipped in the first quarter of 1997. Most of the declines were in products that have been de-emphasized as a result of the rolling operations restructuring that began in mid-1997.

Lower sheet and plate volume had the effect of decreasing revenue by $28.2 million. The volume decline was partially offset by $15.4 million in improvements in the mix and price of sheet and plate products sold. Lower sales of primary products reduced revenue by $2.3 million.

Cost of Goods Sold. Cost of goods sold decreased $21.7 million (or 11.8%) to $162.9 million from $184.6 million in the first quarter of 1997. Most of this decline in cost is attributable to the reduced volume, but the Company's cost of goods sold also benefited approximately $3.8 million from the influence of lower LME prices on its scrap aluminum inputs.

Net Gains on Forward Contracts. Lower LME prices in the first quarter of 1998 improved the market value of the Company's forward contracts. As a result, the Company recorded a net gain on forward contracts of $1.0 million. In the first quarter of 1997, the Company recorded a net gain of forward contracts of $1.0 million.

Net Income. As a result of improved price realizations for sheet and plate products and lower costs for scrap aluminum inputs, net income for the first quarter of 1998 increased $4.1 million over the net income for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at March 31, 1998 and 1997 was $178.6 and $180.6 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the three months ended March 31, 1998 and 1997 are summarized below (dollars in thousands):

                                                          1998           1997
                                                        -------        --------
Net cash provided (used in) operating activities        $ 8,993        $(14,448)
Net cash used in investing activities                    (8,372)         (4,368)
Net cash provided by financing activities                   337          20,294
                                                        -------        --------
Increase in cash                                        $   958        $  1,478
                                                        =======        ========

     In the first quarter of 1998, operating activities provided $9.0 million in net cash to the Company. Net income and a reduction in accounts receivable caused by the change in product/customer mix added to the positive cash flow, partially offset by payments for metal purchases, maintenance expenditures, and capital expenditures that were accrued at December 31, 1997. Operating activities used $14.4 million during the first quarter of 1997, due primarily to lower earnings and the growth in the Company's accounts receivable as a result of increased sales to third parties.

     Capital expenditures were $8.4 million in the first quarter of 1998 compared to $4.4 million in the first quarter of 1997. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain its facilities and comply with environmental regulations. A significant portion of the expenditures in the first quarter of 1998 was to double the Company's heat-treated plate production capacity.

     Net cash provided by financing activities in the first quarter of 1998 was $337,000 compared to $20.3 million in the first quarter of 1997. The Company paid dividends in the first quarters of 1998 and 1997 of $1.0 million, or $0.05 per common share. The cash provided by operations was sufficient to fund the Company's working capital needs and investing activities in the first quarter of 1998, so very little additional borrowing was required.

     On January 30, 1996, Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a revolving credit facility that consists of loans and letters of credit up to $150 million in the aggregate. On May 11, 1998, the Company and Bank of America agreed to extend the maturity date of the Facility from January 30, 1999 to January 30, 2001. See
Note 3 to the Consolidated Financial Statements.

     Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC Agreement"), the Company is required to make scheduled contributions to its pension plan for hourly employees with respect to 1998 and 1999. The Company estimates that each of these scheduled contributions will be approximately $7.0 million above the minimum required contributions under Section 412 of the Internal Revenue Code.

     The Company believes that cash flow from operations and funds available under the Facility will be sufficient to fund its working capital requirements, capital expenditures and debt service requirements in the near term and for the foreseeable future.

METALS RISK MANAGEMENT

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. The Company is in a net long metal position and, therefore, is exposed to the influence of the commodity price of primary aluminum on the selling prices for its products. In order to reduce this exposure, the Company has entered into forward sales contracts for primary aluminum that will be settled in cash. At March 31, 1998, the Company had forward sales contracts with the Glencore Group for 100 million pounds of primary aluminum scheduled for settlement at various dates in 1998 and 1999. Based on market prices at March 31, 1998, these contracts could be settled by paying $5.3 million. The actual settlement will be based on market prices on the respective settlement dates.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.2 million at March 31, 1998 and $1.1 million at December 31, 1997, respectively. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 4 to Consolidated Financial Statements.

OTHER

     The Company has reviewed its business systems to identify areas that could be impacted by the "Year 2000" issue. The Year 2000 issue results from software systems that only allow for the last two digits, rather than four digits, for the applicable year. If left uncorrected, errors could occur in computations that are dependent upon dates. As a result of its review, the Company has begun a multi-phase project to significantly enhance its business systems.

     The Company will replace its existing financial systems and adopt electronic tracking for its production processes and inventory. Initial work will be completed in mid 1999 at a cost of approximately $8.0 million, with a substantial portion of this amount capitalized. In addition, work is currently being done to the business systems that will not be replaced to make them Year 2000 compliant.

     The Company is in the process of assessing Year 2000 compliance for its operating systems and for key suppliers and service providers.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     Exhibit 11.1 - Statement Re: Calculation of Basic and Diluted Earnings per Common Share

     (b)   Reports on Form 8-K
     No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Century Aluminum Company

Date: May 15, 1998         By:                /s/ Craig A. Davis
                              ------------------------------------------------
                                               Craig A. Davis
                                      Chairman/Chief Executive Officer


Date: May 15, 1998         By:               /s/ David W. Beckley
                              ------------------------------------------------
                                              David W. Beckley
                              Executive Vice-President/Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                                 Page
 Number                      Description                               Number
-------     ---------------------------------------------              ------


11.1        Calculation of Basic and Diluted Earnings per
               Common Share                                              21