Form 10-Q
period 1998-06-30
CENTURY ALUMINUM CO
filed 1998-08-14
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998.

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

Yes X   No

         The registrant had 20,000,000 shares of common stock outstanding at July 31, 1998.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998



                         Part I - Financial Information


Item 1 - Financial Statements                                                                         Page Number
             Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997..........................................................               1

             Consolidated Statements of Operations for the three months
             and six months ended June 30, 1998 and 1997....................................               2

             Consolidated Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997...................................................               3

             Notes to the Consolidated Financial Statements.................................              4-9

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................             10-14


                                            Part II - Other Information

Item 1 - Legal Proceedings................................................................                15

Item 6 - Exhibits and Reports on Form 8-K.................................................                15

Signatures................................................................................                16

Exhibit Index.............................................................................                17

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1998           1997
                                                                                  --------       --------
                                     ASSETS
CURRENT ASSETS:
     Cash .................................................................       $  2,452       $     42
     Restricted cash equivalents ..........................................          5,809          5,805
     Accounts receivable, trade - net .....................................         82,232        111,146
     Due from affiliates ..................................................         12,443          8,362
     Inventories ..........................................................        174,851        170,085
     Prepaid and other assets .............................................          8,136          8,082
                                                                                  --------       --------
          Total current assets ............................................        285,923        303,522
PROPERTY, PLANT AND EQUIPMENT - NET .......................................        206,718        198,341
OTHER ASSETS ..............................................................          7,205          5,285
                                                                                  --------       --------
          TOTAL ...........................................................       $499,846       $507,148
                                                                                  ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ..............................................       $ 35,437       $ 51,411
     Due to affiliates ....................................................          6,428         10,560
     Accrued and other current liabilities ................................         32,766         22,364
     Accrued employee benefits costs - current portion ....................         32,459         38,663
                                                                                  --------       --------
          Total current liabilities .......................................        107,090        122,998
                                                                                  --------       --------
REVOLVING TERM LOAN .......................................................         60,423         58,950
ACCRUED PENSION BENEFITS COSTS - Less current portion .....................          9,361         12,139
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ..............        121,983        118,532
DUE TO AFFILIATES .........................................................            608          6,673
OTHER LIABILITIES .........................................................         24,897         24,310
                                                                                  --------       --------
          Total noncurrent liabilities ....................................        217,272        220,604
                                                                                  --------       --------
CONTINGENCIES AND COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized;
      20,000,000 shares outstanding at June 30, 1998 and December 31, 1997)            200            200
     Additional paid-in capital ...........................................        161,953        161,953
     Retained earnings ....................................................         13,331          1,393
                                                                                  --------       --------
          Total shareholders' equity ......................................        175,484        163,546
                                                                                  --------       --------
          TOTAL ...........................................................       $499,846       $507,148
                                                                                  ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                         JUNE 30,
                                           --------------------------        --------------------------
                                             1998             1997             1998             1997
                                           ---------        ---------        ---------        ---------
NET SALES:
     Third-party customers .........       $ 139,070        $ 165,024        $ 292,427        $ 330,728
     Related parties ...............          17,692           26,453           40,725           52,280
                                           ---------        ---------        ---------        ---------
                                             156,762          191,477          333,152          383,008

COST OF GOODS SOLD .................         144,936          179,896          307,814          364,481
                                           ---------        ---------        ---------        ---------

GROSS PROFIT .......................          11,826           11,581           25,338           18,527

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .......           4,338            5,605            8,795            9,907
                                           ---------        ---------        ---------        ---------

OPERATING INCOME ...................           7,488            5,976           16,543            8,620

INTEREST EXPENSE - Net .............            (454)            (953)          (1,142)          (1,694)
NET GAIN (LOSS) ON FORWARD CONTRACTS           5,497             (466)           6,524              507
OTHER INCOME (EXPENSE) .............             140             (157)            (147)            (336)
                                           ---------        ---------        ---------        ---------

INCOME BEFORE INCOME TAXES .........          12,671            4,400           21,778            7,097

INCOME TAX EXPENSE .................          (4,561)          (1,617)          (7,840)          (2,588)
                                           ---------        ---------        ---------        ---------

NET INCOME .........................       $   8,110        $   2,783        $  13,938        $   4,509
                                           =========        =========        =========        =========

EARNINGS PER COMMON SHARE
     Basic .........................       $    0.41        $    0.14        $    0.70        $    0.23
                                           =========        =========        =========        =========
     Diluted .......................       $    0.40        $    0.14        $    0.69        $    0.22
                                           =========        =========        =========        =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic ...........................          20,000           20,000           20,000           20,000
                                           =========        =========        =========        =========
   Diluted .........................          20,275           20,234           20,267           20,243
                                           =========        =========        =========        =========


DIVIDENDS PER COMMON SHARE .........       $    0.05        $    0.05        $    0.10        $    0.10
                                           =========        =========        =========        =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                         --------------------------
                                                                           1998             1997
                                                                         ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ................................................       $  13,938        $   4,509
       Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
              Depreciation and amortization ......................           9,780            9,630
              Deferred income taxes ..............................            --             (3,374)
              Pension and other postretirement benefits ..........          (5,530)          (3,840)
              Change in operating assets and liabilities:
                   Accounts receivable, trade - net ..............          28,914          (30,884)
                   Due from affiliates ...........................          (4,081)            (851)
                   Inventories ...................................          (4,766)          13,836
                   Prepaids and other assets .....................            (684)          (2,941)
                   Accounts payable, trade .......................         (15,974)          14,120
                   Due to affiliates .............................         (10,197)          (6,823)
                   Accrued and other current liabilities .........          10,402            1,282
                   Other - net ...................................             293              417
                                                                         ---------        ---------
              Net cash provided by (used in) operating
               activities.........................................          22,095           (4,919)
                                                                         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment .................         (19,154)         (10,993)
       Restricted cash deposits ..................................              (4)            --
                                                                         ---------        ---------
              Net cash used in investing activities ..............         (19,158)         (10,993)
                                                                         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings ................................................         115,104          120,258
       Repayment of borrowings ...................................        (113,631)         (98,282)
       Dividends .................................................          (2,000)          (2,000)
                                                                         ---------        ---------
              Net cash provided by (used in) financing
               activities.........................................            (527)          19,976
                                                                         ---------        ---------
NET INCREASE IN CASH .............................................           2,410            4,064

CASH, BEGINNING OF PERIOD ........................................              42              112
                                                                         ---------        ---------

CASH, END OF PERIOD ..............................................       $   2,452        $   4,176
                                                                         =========        =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997
                (Dollars in Thousands Except as Otherwise Noted)
                                   (Unaudited)


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

     Glencore AG and Vialco Holdings Ltd., which are wholly-owned subsidiaries of Glencore International AG (together with its subsidiaries, the "Glencore Group") own 7,925,000 common shares, or 39.6% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, scrap aluminum, alumina and metals risk management.

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.    INVENTORIES

     Inventories consist of the following:

                                                      June 30, 1998        December 31, 1997
                                                     ---------------        ---------------
Raw Materials ........................               $        67,566        $        62,440
Work-in-process ......................                        66,550                 62,675
Finished goods .......................                        22,118                 23,199
Operating and other supplies .........                        18,617                 18,206
Unrealized losses on forward
 contracts............................                          --                    3,565
                                                     ---------------        ---------------
                                                     $       174,851        $       170,085
                                                     ===============        ===============

     At June 30, 1998 and December 31, 1997, approximately 89% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $20,273 and $16,670 at June 30, 1998 and December 31, 1997, respectively.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997


3.    BANK REVOLVING CREDIT FACILITY

     On January 30, 1996, Century of West Virginia and Berkeley entered into a three-year bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a revolving credit facility that consists of borrowings and letters of credit up to $150,000 in the aggregate. On May 11, 1998, the Company and Bank of America agreed to amend and extend the Facility to January 30, 2001.

     Subject to certain limitations, the Company may select base rate or LIBOR loans. Under the terms of the agreement, through January 31, 1999, the interest rate is (i) for base rate loans, 0.5% in excess of the base rate, which is the rate publicly announced from time to time by Bank of America as its reference rate, or (ii) for LIBOR loans, 1.75% in excess of the one-, two-, three- or six-month LIBOR as quoted from time to time by Bank of America. After January 31, 1999, the interest rate margins on base rate loans will range from 0.25% to 0.75% and on LIBOR loans from 1.5% to 2.0% based on the attainment of certain financial ratios. The interest rate on the borrowings under the Facility was 8.18% on June 30, 1998. Borrowings of $60,423 as of June 30, 1998 are collateralized by Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

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

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997


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

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,374 and $1,052 at June 30, 1998 and December 31, 1997, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997

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

                            CENTURY ALUMINUM COMPANY

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997

     Commitments

     The Company and a public utility have a fixed price power supply agreement, covering the period from July 1, 1996 through July 31, 2003.

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

     The Company has provided a $27,500 letter of credit to ensure its performance under the Owners Agreement governing MHAC. Pursuant to the amended Owners Agreement, the Company's obligation to maintain the letter of credit was terminated during the quarter ended June 30, 1998.

5.    FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company had fixed price commitments to sell 299.1 million pounds and
298.4 million pounds of primary and scrap aluminum and aluminum sheet and plate products at June 30, 1998 and 1997, respectively. In addition, the Company had fixed price commitments to purchase 115.6 million pounds and 67.8 million pounds of aluminum and alloy raw materials at June 30, 1998 and 1997, respectively.

     The Company is in a net long metal position and, therefore, is exposed to the influence of the commodity price of primary aluminum on the selling prices for its products. In order to reduce this exposure, the Company has entered into forward sales contracts for primary aluminum that will be settled in cash. At June 30, 1998, the Company had forward sales contracts with the Glencore Group for 93.8 million pounds scheduled for settlement at various dates in 1998 and 1999.

     All gains and losses from forward contract activity are being reported separately in the statements of operations. Unrealized gains or losses on the forward primary aluminum contracts, realized gains or losses from the cash settlement of the forward primary aluminum contracts, unrealized losses on fixed price purchase and sale commitments and reversals of prior period unrealized losses are reported as either gains or losses on forward contracts.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1998 AND 1997


     The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with fixed annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

6.    SUPPLEMENTAL CASH FLOW INFORMATION

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                         ---------------------------
                                                          1998                 1997
                                                         ------               ------
Cash paid for:
     Interest ............................               $2,972               $2,164
     Income taxes ........................                7,279                5,598
     Cash received from income tax
      refunds.............................                5,560                 --


7.   SUBSEQUENT EVENT

     On August 7, 1998, the Company announced that Century and Glencore Group have entered into an agreement with the state of Victoria in Australia to acquire Aluminium Smelters of Victoria Pty ("Aluvic"), a wholly owned holding company of the state. Aluvic's principal holding is a 25 percent direct interest in a joint venture that owns the 345,000 metric-ton-per-year aluminum smelter at Portland, in Victoria. The managing partner in the joint venture is Alcoa of Australia Limited, which holds a 45 percent interest. Other members of this venture, each with a 10 percent share, are China International Trust and Investment Corporation, Eastern Aluminium and Marubeni.

     The Portland joint venture agreement stipulates that existing owners have first right of refusal to acquire the share being sold by the state of Victoria. The acquisition of the 25 percent interest in the Portland Smelter by Century/Glencore Group joint venture, therefore, depends on existing owners declining to purchase Aluvic's share. They must exercise their purchase rights before August 24, 1998.

     The purchase price, subject to adjustment, is approximately $290 million. Glencore Group and Century intend to finance a significant portion of the purchase price with non-recourse project bonds. The Company intends to finance any remaining requirements through direct borrowings.

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

     Selling by funds, consumer hesitation in anticipation of lower prices, and economic uncertainty in Asian markets have influenced the cash price for primary aluminum on the London Metals Exchange ("LME"). The average cash price per tonne in the second quarter of 1998 was $1,363. This is a decline of $100 per tonne from 1998's first quarter average of $1,463 and a decline of $221 per tonne from 1997's second quarter average of $1,584.

     Demand for flat rolled products in the United States in the second quarter of 1998 was about level with demand in the second quarter of 1997, with the transportation market showing strength and the building and construction market benefiting from a comparatively mild winter.

RESULTS OF OPERATIONS

     The following table sets forth, for the three and six months ended June 30,1998 and 1997, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of operations.


                                                               PERCENTAGE OF NET SALES
                                                   ---------------------------------------------------
                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30                      JUNE 30
                                                   ---------------------         ---------------------
                                                    1998           1997           1998           1997
                                                   ------         ------         ------         ------
Net Sales                                           100.0%         100.0%         100.0%         100.0%
Cost of goods sold                                   92.5           94.0           92.4           95.2
                                                   ------         ------         ------         ------
   Gross profit                                       7.5            6.0            7.6            4.8
Selling, general and administrative expenses          2.8            2.9            2.6            2.6
                                                   ------         ------         ------         ------
   Operating income                                   4.7            3.1            5.0            2.2
Net  gain (loss) on forward contracts                 3.5           (0.2)           2.0            0.1
Interest and other expense                           (0.2)          (0.6)          (0.4)          (0.5)
                                                   ------         ------         ------         ------
Income before income taxes                            8.0            2.3            6.6            1.8
Income tax expense                                    2.9            0.8            2.4            0.7
                                                   ======         ======         ======         ======
Net income                                            5.1%           1.5%           4.2%           1.1%
                                                   ======         ======         ======         ======

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                       FLAT-ROLLED SHEET AND PLATE PRODUCTS            PRIMARY ALUMINUM
                        DIRECT (1)                  TOLL                   DIRECT (1)
                   ---------------------     ---------------------     ---------------------

                   POUNDS        $/POUND     POUNDS        $/POUND     POUNDS        $/POUND
                   -------       -------     -------       -------     -------       -------
1st Qtr 1998       114,618       $  1.23       7,154       $  0.31      44,779       $  0.74
2nd Qtr 1998       103,355       $  1.23       9,592       $  0.26      38,022       $  0.71
                   -------       -------     -------       -------     -------       -------
   Total           217,973       $  1.23      16,746       $  0.28      82,801       $  0.72
                   =======       =======     =======       =======     =======       =======

1st Qtr 1997       138,916       $  1.10      12,017       $  0.32      47,666       $  0.74
2nd Qtr 1997       134,411       $  1.14      13,130       $  0.29      46,059       $  0.76
                   -------       -------     -------       -------     -------       -------
   Total           273,327       $  1.12      25,147       $  0.31      93,725       $  0.75
                   =======       =======     =======       =======     =======       =======

(1) Does not include forward sales contracts without physical delivery.

Net Sales. Net sales during the three and six months ended June 30, 1998 were $156.8 million and $333.2 million, a decrease of $34.7 million (or 18.1%) and $49.9 million (or 13.0%) from comparable 1997 periods. The Company shipped 112.9 million and 234.7 million pounds of sheet and plate products in the three and six months ended June 30, 1998 versus 147.5 million and 298.5 million pounds shipped in the comparable 1997 periods. Most of the declines were in products that have been de-emphasized as a result of the rolling operations restructuring completed in 1997.

Lower sheet and plate volume had the effect of decreasing revenue by $36.3 million and $64.6 million during the comparable three and six months ended June 30, 1998 and 1997. The volume decline was partially offset by $9.6 million and $25.0 million improvements in the mix and price of sheet and plate products sold during the comparable 1998 and 1997 periods. Lower sales of primary products reduced revenue by $8.0 million and $10.3 million during the comparable 1998 and 1997 periods.

Cost of Goods Sold. Cost of goods sold during the comparable three and six months ended June 30, 1998 and 1997 decreased $35.0 million (or 19.4%) and $56.7 million (or 15.5%). Most of these declines in cost are attributable to the reduced volumes, but the Company's cost of goods sold also benefited from the influence of lower LME prices on its scrap aluminum inputs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.3 million and $1.1 million during the comparable three and six months ended June 30, 1998 and 1997. The decrease was due principally to lower legal and credit related expenses.

Net Gains on Forward Contracts. Lower LME prices during the first six months of 1998 improved the market value of the Company's forward contracts. As a result, the Company recorded net gains on forward contracts of $5.5 million and $6.5 million during the three and six months ended June 30, 1998. During comparable periods of 1997, the Company recorded a net loss on forward contracts of $0.5 million and a net gain of $0.5 million.

Net Income. As a result of improved price realizations for sheet and plate products, lower costs for scrap aluminum inputs and forward contract gains, net income for the three and six months ended June 30, 1998 and 1997 increased $5.3 million and $9.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at June 30, 1998 and 1997 was $178.8 and $180.5 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the six months ended June 30, 1998 and 1997 are summarized below (dollars in thousands):

                                                            1998            1997
                                                          --------        --------
Net cash provided by (used in) operating
 activities........................................       $ 22,095        $ (4,919)
Net cash used in investing activities .............        (19,158)        (10,993)
Net cash provided by (used in) financing
activities.........................................           (527)         19,976
                                                          --------        --------
Increase in cash ..................................       $  2,410        $  4,064
                                                          ========        ========

     In the six months ended June 30, 1998, operating activities provided $22.1 million in net cash to the Company. Net income and a reduction in accounts receivable, caused by changes in product/customer mix and trade accounts receivable terms, added to the positive cash flow. This was partially offset by payments for metal purchases, maintenance expenditures, and capital expenditures that were accrued at December 31, 1997. Operating activities used $4.9 million during the six months ended June 30 1997, due primarily to lower earnings and the growth in the Company's accounts receivable as a result of increased sales to third parties.

     Capital expenditures were $19.2 million in the first six months of 1998 compared to $11.0 million in the first six months of 1997. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain its facilities and comply with environmental regulations. A significant portion of the expenditures in the first six months of 1998 were for the expansion of the Company's heat-treated plate production capacity.

     Net cash used in financing activities in the first six months of 1998 was $0.5 compared to net cash provided of $20.0 million in the first six months of 1997. The Company paid dividends in the first six months of 1998 and 1997 of $1.0 and $2.0 million, or $0.05 and $0.10 per common share, respectively. The cash provided by operations was sufficient to fund the Company's working capital needs and investing activities in the first six months of 1998, so very little additional borrowing was required.

     On January 30, 1996, Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a revolving credit facility that consists of borrowings and letters of credit up to $150 million in the aggregate. On May 11, 1998, the Company and Bank of America agreed to amend and extend the Facility to January 30, 2001. See Note 3 to the Consolidated Financial Statements.

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

METALS RISK MANAGEMENT

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. The Company is in a net long metal position and, therefore, is exposed to the influence of the commodity price of primary aluminum on the selling prices for its products. In order to reduce this exposure, the Company has entered into forward sales contracts for primary aluminum that will be settled in cash. At June 30, 1998, the Company had forward sales contracts with the Glencore Group for 93.8 million pounds of primary aluminum scheduled for settlement at various dates in 1998 and 1999. Based on market prices at June 30, 1998, these contracts could be settled by the Glencore Group paying less than $0.1 million to the Company. The actual settlement will be based on market prices on the respective settlement dates.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.4 million at June 30, 1998 and $1.1 million at December 31, 1997, respectively. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     During the quarter ended June 30, 1998, the Company and plaintiffs agreed to settle the November 17, 1996 suit filed purportedly on behalf of a proposed class believed to consist of approximately 150 salaried employees and retirees of Century of West Virginia. The matter was settled for a nominal amount.

Item 6.  Exhibits and Reports on Form 8-K

     (a)   Exhibits

     Exhibit 10.34 - Tenth Amendment to Loan and Security Agreement by and among Century Aluminum of West Virginia, Inc. and Berkeley Aluminum, Inc. and BankAmerica Business Credit, Inc., entered into as of May 11, 1998.

     Exhibit 10.35 - Employment Agreement between Century Aluminum Company and Lawrence B. Frost.

     Exhibit 10.36 - Severance Protection Agreement between Century Aluminum Company and Lawrence B. Frost.

     Exhibit 10.37 - Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines.

     Exhibit 10.38 - Century Aluminum Company Incentive Compensation Plan.

     (b)   Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Century Aluminum Company

Date:   August 13, 1998    By:                /s/ Craig A. Davis
        ---------------       --------------------------------------------------
                                                Craig A. Davis
                                       Chairman/Chief Executive Officer


Date:   August 13, 1998    By:               /s / David W. Beckley
        ---------------       --------------------------------------------------
                                               David W. Beckley
                               Executive Vice-President/Chief Financial Officer

                                  EXHIBIT INDEX



    Exhibit                                                                                        Page
     Number                                     Description                                       Number
-----------------     ----------------------------------------------------------------     ---------------------

     10.34            Tenth Amendment to Loan and Security Agreement                              18 - 41
                      by and among Century Aluminum of West Virginia,
                      Inc. and Berkeley Aluminum, Inc. and BankAmerica
                      Business Credit, Inc. entered into as of May 11, 1998

     10.35            Employment Agreement between Century Aluminum                               42 - 52
                      Company and Lawrence B. Frost

     10.36            Severance Protection Agreement between Century                              53 - 75
                      Aluminum Company and Lawrence B. Frost

     10.37            Century Aluminum Company 1996 Stock Incentive                               76 - 82
                      Plan Implementation Guidelines

     10.38            Century Aluminum Company Incentive                                          83 - 87
                      Compensation Plan