Form 10-Q
period 1998-09-30
CENTURY ALUMINUM CO
filed 1998-11-12
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998.

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

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (831) 642-9300


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         The registrant had 20,000,000 shares of common stock outstanding at October 31, 1998.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998


                         Part I - Financial Information


Item 1 - Financial Statements                                        Page Number

         Consolidated Balance Sheets as of September 30, 1998
         and December 31, 1997 .......................................         1

         Consolidated Statements of Operations for the three months
         and nine months ended September 30, 1998 and 1997 ...........         2

         Consolidated Statements of Cash Flows for the nine months
         ended September 30, 1998 and 1997 ...........................         3

         Notes to the Consolidated Financial Statements ..............       4-9

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .........................     10-14


                           Part II - Other Information

Item 1 - Legal Proceedings ...........................................        15

Item 6 - Exhibits and Reports on Form 8-K ............................        15

Signatures ...........................................................        16

Exhibit Index ........................................................        17

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     SEPTEMBER 30,  DECEMBER 31,
                                                                                         1998           1997
                                                                                       --------       --------
                                     ASSETS
CURRENT ASSETS:
     Cash ......................................................................       $     43       $     42
     Restricted cash equivalents ...............................................          5,811          5,805
     Accounts receivable, trade - net ..........................................         86,693        111,146
     Due from affiliates .......................................................          9,502          8,362
     Inventories ...............................................................        170,890        170,085
     Prepaid and other assets ..................................................          8,962          8,082
                                                                                       --------       --------
          Total current assets .................................................        281,901        303,522
PROPERTY, PLANT AND EQUIPMENT - NET ............................................        212,861        198,341
OTHER ASSETS ...................................................................         10,203          5,285
                                                                                       --------       --------
          TOTAL ................................................................       $504,965       $507,148
                                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ...................................................       $ 38,847       $ 51,411
     Due to affiliates .........................................................          4,110         10,560
     Accrued and other current liabilities .....................................         34,278         22,364
     Accrued employee benefits costs - current portion .........................         30,208         38,663
                                                                                       --------       --------
          Total current liabilities ............................................        107,443        122,998
                                                                                       --------       --------
REVOLVING TERM LOAN ............................................................         65,737         58,950
ACCRUED PENSION BENEFITS COSTS - Less current portion ..........................          9,362         12,139
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ...................        120,805        118,532
DUE TO AFFILIATES ..............................................................             --          6,673
OTHER LIABILITIES ..............................................................         25,192         24,310
                                                                                       --------       --------
          Total noncurrent liabilities .........................................        221,096        220,604
                                                                                       --------       --------
CONTINGENCIES AND COMMITMENTS (Note 4)

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized;
      20,000,000 shares outstanding at September 30, 1998 and
      December 31, 1997)........................................................            200            200
     Additional paid-in capital ................................................        161,953        161,953
     Retained earnings .........................................................         14,273          1,393
                                                                                       --------       --------
          Total shareholders' equity ...........................................        176,426        163,546
                                                                                       --------       --------
          TOTAL ................................................................       $504,965       $507,148
                                                                                       ========       ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                             SEPTEMBER 30,               SEPTEMBER 30,
                                        -----------------------     -----------------------
                                          1998          1997          1998          1997
                                        ---------     ---------     ---------     ---------
NET SALES:
     Third-party customers .........    $ 143,558     $ 141,237     $ 435,985     $ 471,965
     Related parties ...............       19,169        28,472        59,894        80,752
                                        ---------     ---------     ---------     ---------
                                          162,727       169,709       495,879       552,717

COST OF GOODS SOLD .................      156,204       169,864       464,018       534,345
                                        ---------     ---------     ---------     ---------

GROSS PROFIT (LOSS) ................        6,523          (155)       31,861        18,372

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES .......        4,376         3,748        13,171        13,655
                                        ---------     ---------     ---------     ---------

OPERATING INCOME (LOSS) ............        2,147        (3,903)       18,690         4,717

INTEREST EXPENSE - Net .............         (437)         (569)       (1,579)       (2,263)
NET GAIN (LOSS) ON FORWARD
     CONTRACTS......................        1,068        (1,473)        7,592          (966)
OTHER INCOME .......................          256           888           109           552
                                        ---------     ---------     ---------     ---------

INCOME (LOSS) BEFORE INCOME TAXES ..        3,034        (5,057)       24,812         2,040

INCOME TAX (EXPENSE) BENEFIT .......       (1,092)        1,854        (8,932)         (734)
                                        ---------     ---------     ---------     ---------

NET INCOME (LOSS) ..................    $   1,942     $  (3,203)    $  15,880     $   1,306
                                        =========     =========     =========     =========

EARNINGS (LOSS)  PER COMMON SHARE
     Basic .........................    $    0.10     $   (0.16)    $    0.79     $    0.07
                                        =========     =========     =========     =========
     Diluted .......................    $    0.10     $   (0.16)    $    0.78     $    0.06
                                        =========     =========     =========     =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic ...........................       20,000        20,000        20,000        20,000
                                        =========     =========     =========     =========
   Diluted .........................       20,227        20,244        20,254        20,243
                                        =========     =========     =========     =========

DIVIDENDS PER COMMON SHARE .........    $    0.05     $    0.05     $    0.15     $    0.15
                                        =========     =========     =========     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                      -----------------------
                                                                        1998          1997
                                                                      ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income ................................................    $  15,880     $   1,306
       Adjustments to reconcile net income to net cash provided by
           (used in) operating activities:
              Depreciation and amortization ......................       14,668        13,933
              Deferred income taxes ..............................       (3,767)       (6,363)
              Pension and other postretirement benefits ..........       (8,959)       (3,471)
              Change in operating assets and liabilities:
                   Accounts receivable, trade - net ..............       24,453       (13,129)
                   Due from affiliates ...........................       (1,140)       (4,191)
                   Inventories ...................................         (805)        5,961
                   Prepaids and other assets .....................         (936)       (4,992)
                   Accounts payable, trade .......................      (12,564)        3,424
                   Due to affiliates .............................      (13,123)        7,809
                   Accrued and other current liabilities .........       11,914        (2,565)
                   Other - net ...................................          670           820
                                                                      ---------     ---------
             Net cash provided by (used in) operating
               activities ........................................       26,291        (1,458)
                                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of property, plant and equipment .................      (30,071)      (18,685)
       Restricted cash deposits ..................................           (6)           --
                                                                      ---------     ---------
              Net cash used in investing activities ..............      (30,077)      (18,685)
                                                                      ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings ................................................      166,533       179,671
       Repayment of borrowings ...................................     (159,746)     (154,622)
       Dividends .................................................       (3,000)       (3,000)
                                                                      ---------     ---------
              Net cash provided by financing activities ..........        3,787        22,049
                                                                      ---------     ---------
NET INCREASE IN CASH .............................................            1         1,906

CASH, BEGINNING OF PERIOD ........................................           42           112
                                                                      ---------     ---------

CASH, END OF PERIOD ..............................................    $      43     $   2,018
                                                                      =========     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


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

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1997. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain reclassifications of prior-period information were made to conform to the current presentation.

2.   INVENTORIES

     Inventories consist of the following:

                                                     September 30,  December 31,
                                                         1998           1997
                                                       --------       --------
Raw Materials ..................................       $ 75,142       $ 62,440
Work-in-process ................................         54,988         62,675
Finished goods .................................         23,316         23,199
Operating and other supplies ...................         17,444         18,206
Unrealized losses on forward contracts .........             --          3,565
                                                       --------       --------
                                                       $170,890       $170,085
                                                       ========       ========

     At September 30, 1998 and December 31, 1997, approximately 90% and 89%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $19,102 and $16,670 at September 30, 1998 and December 31, 1997, respectively.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


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

     Subject to certain limitations, the Company may select base rate or LIBOR loans. Under the terms of the agreement, through January 31, 1999, the interest rate is (i) for base rate loans, 0.5% in excess of the base rate, which is the rate publicly announced from time to time by Bank of America as its reference rate, or (ii) for LIBOR loans, 1.75% in excess of the one-, two-, three- or six-month LIBOR as quoted from time to time by Bank of America. After January 31, 1999, the interest rate margins on base rate loans will range from 0.25% to 0.75% and on LIBOR loans from 1.5% to 2.0% based on the attainment of certain financial ratios. The interest rate on the borrowings under the Facility was 7.125% on September 30, 1998. Borrowings of $65,737 as of September 30, 1998 are collateralized by Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


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

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,374 and $1,052 at September 30, 1998 and December 31, 1997, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


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

Legal Contingencies

     Century of West Virginia is a named defendant (along with other companies) in approximately 4,489 civil actions brought by individuals seeking to recover significant compensatory and/or punitive damages in connection with various asbestos-related diseases. However, counsel for the plaintiffs have represented that Century of West Virginia will be dismissed from 2,412 cases because the plaintiffs in these cases had no contact with the Century of West Virginia facility. All of the remaining 2,077 plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser, although nineteen plaintiffs have claimed they were exposed during this period of time. Claims with nine of these plaintiffs have been settled for nominal amounts or dismissed. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


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


5.   FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company had fixed price commitments to sell 213.1 million pounds and
298.3 million pounds of primary and scrap aluminum and aluminum sheet and plate products at September 30, 1998 and 1997, respectively. In addition, the Company had fixed price commitments to purchase 209.7 million pounds and 79.0 million pounds of aluminum and alloy raw materials at September 30, 1998 and 1997, respectively.

     The Company is in a net long metal position. The Company is exposed to the influence of the commodity price of primary aluminum. In order to manage this exposure, the Company has entered into forward sales and purchase contracts for primary aluminum that will be settled in cash. At September 30, 1998, the Company had forward sales and purchase contracts for 87.5 and 19.4 million pounds, respectively. The contracts are scheduled for settlement at various dates in 1998 and 1999.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)


annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                            --------------------
                                                             1998          1997
                                                            ------        ------
Cash paid for:
     Interest ......................................        $4,323        $3,303
     Income taxes ..................................         8,499         9,228
Cash received from income tax refunds ..............         5,560            --

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

     Selling by funds, consumer hesitation in anticipation of lower prices, and economic uncertainty in Asian markets have influenced the cash price for primary aluminum on the London Metals Exchange ("LME"). The average cash price per tonne in the third quarter of 1998 was $1,321. This is a decline of $42 per tonne from 1998's second quarter average of $1,363 and a decline of $317 per tonne from 1997's third quarter average of $1,638.

     Demand for flat rolled products in the United States in the third quarter of 1998 was about level with demand in the third quarter of 1997, with the transportation market and the building and construction market showing continued strength.

     The following discussion contains forward-looking statements that involve risk and uncertainties. The Company's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein.

RESULTS OF OPERATIONS

     The following table sets forth, for the three and nine months ended September 30, 1998 and 1997, the percentage relationship to net sales of certain items included in the Company's condensed consolidated statements of operations.

                                                        PERCENTAGE OF NET SALES
                                                --------------------------------------
                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30          SEPTEMBER 30
                                                ----------------      ----------------
                                                1998       1997       1998       1997
                                                -----      -----      -----      -----
Net Sales ..................................    100.0%     100.0%     100.0%     100.0%
Cost of goods sold .........................     96.0      100.1       93.6       96.7
                                                -----      -----      -----      -----
   Gross profit (loss) .....................      4.0       (0.1)       6.4        3.3
Selling, general and administrative
  expenses..................................      2.7        2.2        2.6        2.5
                                                -----      -----      -----      -----
   Operating income (loss) .................      1.3       (2.3)       3.8        0.8
Net  gain (loss) on forward contracts ......      0.7       (0.9)       1.5       (0.2)
Interest and other (expense) income ........     (0.1)       0.2       (0.3)      (0.3)
                                                -----      -----      -----      -----
Income (loss) before income taxes ..........      1.9       (3.0)       5.0        0.3
Income tax (expense) benefit ...............     (0.7)       1.1       (1.8)      (0.1)
                                                =====      =====      =====      =====
Net income (loss) ..........................      1.2%      (1.9)%      3.2%       0.2%
                                                =====      =====      =====      =====

The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products (pounds in thousands):

                        FLAT-ROLLED SHEET AND PLATE PRODUCTS    PRIMARY ALUMINUM
                           DIRECT (1)             TOLL             DIRECT (1)
                        ----------------    ----------------    ----------------
                        POUNDS    $/POUND   POUNDS    $/POUND   POUNDS    $/POUND
                        -------    -----    -------    -----    -------    -----
1st Qtr 1998            114,618    $1.23      7,154    $0.31     44,779    $0.74
2nd Qtr 1998            103,355    $1.23      9,592    $0.26     38,022    $0.71
3rd Qtr 1998            109,205    $1.20      6,718    $0.29     43,146    $0.69
                        -------    -----    -------    -----    -------    -----
   Total                327,179    $1.22     23,464    $0.28    125,947    $0.71
                        =======    =====    =======    =====    =======    =====

1st Qtr 1997            138,916    $1.10     12,017    $0.32     47,666    $0.74
2nd Qtr 1997            134,411    $1.14     13,130    $0.29     46,059    $0.76
3rd Qtr 1997            112,232    $1.17      9,217    $0.32     46,780    $0.76
                        -------    -----    -------    -----    -------    -----
   Total                385,559    $1.13     34,364    $0.31    140,505    $0.75
                        =======    =====    =======    =====    =======    =====

(1) Does not include forward sales contracts without physical delivery.


Net Sales. Net sales during the three and nine months ended September 30, 1998 were $162.7 million and $495.9 million, a decrease of $7.0 million (or 4.1%) and $56.8 million (or 10.3%) from comparable 1997 periods. The Company shipped 115.9 million and 350.6 million pounds of sheet and plate products in the three and nine months ended September 30, 1998 versus 121.4 million and 419.9 million pounds shipped in the comparable 1997 periods. Most of the declines were in products that have been de-emphasized as a result of the rolling operations restructuring completed in 1997.

Lower sheet and plate volume had the effect of decreasing revenue by $4.3 million and $68.9 million during the comparable three and nine months ended September 30, 1998 and 1997. The volume decline was partially offset by $3.1 million and $28.1 million improvements in the mix and price of sheet and plate products sold during the comparable 1998 and 1997 periods. Lower sales of primary products reduced revenue by $5.8 million and $16.0 million during the comparable 1998 and 1997 periods.

Cost of Goods Sold. Cost of goods sold during the comparable three and nine months ended September 30, 1998 and 1997 decreased $13.7 million (or 8.0%) and $70.3 million (or 13.2%). The declines in costs are attributable to the reduced volumes and the benefits of lower LME prices on its scrap aluminum inputs. The third quarter of 1997 includes a charge of $3.0 million for restructuring of operations at the Company's Century of West Virginia facility.

Net Gains on Forward Contracts. Lower LME prices during the first nine months of 1998 improved the market value of the Company's forward contracts. As a result, the Company recorded net gains on forward contracts of $1.1 million and $7.6 million during the three and nine months ended September 30, 1998. During comparable periods of 1997, the Company recorded a net loss on forward contracts of $1.5 million and $1.0 million.

Net Income. As a result of improved price realizations for sheet and plate products, lower costs for scrap aluminum inputs and forward contract gains, net income for the three and nine months ended September 30, 1998 and 1997 increased $5.1 million and $14.6 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital at September 30, 1998 and 1997 was $174.5 and $184.4 million, respectively. The Company's liquidity requirements arise from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the nine months ended September 30, 1998 and 1997 are summarized below (dollars in thousands):

                                                            1998         1997
                                                          --------     --------
Net cash provided by (used in) operating activities       $ 26,291     $ (1,458)
Net cash used in investing activities                      (30,077)     (18,685)
Net cash provided by financing activities                    3,787       22,049
                                                          --------     --------
Increase in cash                                          $      1     $  1,096
                                                          ========     ========

     In the nine months ended September 30, 1998, operating activities provided $26.3 million in net cash to the Company. Net income and a reduction in accounts receivable, caused by changes in product/customer mix and trade accounts receivable terms, added to the positive cash flow. This was partially offset by payments for metal purchases, maintenance expenditures, and capital expenditures that were accrued at December 31, 1997. Operating activities used $1.5 million during the nine months ended September 30, 1997, due primarily to lower earnings and the growth in the Company's accounts receivable as a result of increased sales to third parties.

     Capital expenditures were $30.1 million in the first nine months of 1998 compared to $18.7 million in the first nine months of 1997. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain its facilities and comply with environmental regulations. A significant portion of the expenditures in the first nine months of 1998 were for the expansion of the Company's heat-treated plate production capacity.

     Net cash provided by financing activities in the first nine months of 1998 was $3.8 compared to net cash provided of $22.0 million in the first nine months of 1997. The Company paid dividends in the first nine months of 1998 and 1997 of $3.0 million, or $0.15 per common share. The cash provided by operations funded the Company's working capital needs and a significant portion of its investing activities during the first nine months of 1998.

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

METALS RISK MANAGEMENT

     Century produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly. The Company is in a net long metal position. The Company is exposed to the influence of the commodity price of primary aluminum. In order to manage this exposure, the Company has entered into forward sales and purchase contracts for primary aluminum that will be settled in cash. At September 30, 1998, the Company had forward sales and purchase contracts for 87.5 and 19.4 million pounds, respectively. The contracts are scheduled for settlement at various dates in 1998 and 1999. Based on market prices at September 30, 1998, these contracts could be settled by the Company receiving less than $1.0 million. The actual settlement will be based on market prices on the respective settlement dates.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the cost can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.4 million at September 30, 1998 and $1.1 million at December 31, 1997, respectively. The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The

Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

YEAR 2000 READINESS DISCLOSURE

     The "Year 2000" issue results from software systems that only allow for the last two digits, rather than four digits, for the applicable year. If left uncorrected, errors could occur in computations that are dependent upon dates. The Company is addressing the Year 2000 impact by establishing processes for evaluating and managing the risks associated with this issue. The Company is currently replacing or upgrading its computer systems to make them Year 2000 compliant, and it expects to have remediation completed by the mid 1999 for all significant computer systems, with testing to occur during 1998 and 1999. Microchips embedded in systems such as manufacturing equipment are also being replaced or upgraded, if necessary.

     The total cost of this effort is estimated to be $8.0 million, with a substantial portion of this amount capitalized. While the Company believes all necessary work will be completed in a timely fashion, there can be no guarantee that all systems will be compliant by the Year 2000 within the estimated cost or that the systems of other companies on which the Company relies will be converted in a timely fashion. The Company is communicating with outside vendors and customers to determine their state of readiness with regard to Year 2000 issues, and based on the assessments to date, the Company has no indication that any third party could cause a material impact on the Company. However, the risk remains that outside vendors and customers may not have accurately assessed their state of readiness, and therefore may have a material adverse effect on the Company's result of operations. The Company is developing a contingency plan which will allow the operations of the Company to continue if significant systems are not Year 2000 compliant by December 31, 1999.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 1999. The Company is currently evaluating the effect that implementation of SFAS No. 133 will have on its results of operations and financial position.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

     Exhibit 27.0 - Financial Data Schedule

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Century Aluminum Company

Date: November 12, 1998                 By: /s/ Craig A. Davis
      ---------------------                 ------------------------------------
                                            Craig A. Davis
                                            Chairman/Chief Executive Officer


Date: November 12, 1998                 By: /s / David W. Beckley
      ---------------------                 ------------------------------------
                                            David W. Beckley
                                            Executive Vice-President/Chief
                                            Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                                    Page
Number                             Description                            Number
------                             -----------                            ------

 27.0             Financial Data Schedule                                18 - 19