Form 10-K
period 1998-12-31
CENTURY ALUMINUM CO
filed 1999-03-31
CIK 949157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                         COMMISSION FILE NUMBER 0-27918

                            ------------------------

                            CENTURY ALUMINUM COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      13-3070826
       (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

              2511 GARDEN ROAD,                                    93940
            BUILDING A, SUITE 200,                               (ZIP CODE)
             MONTEREY, CALIFORNIA
 (ADDRESS OF REGISTRANT'S PRINCIPAL OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (831) 642-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 26, 1999 20,000,000 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on February 26, 1999, the aggregate market value of the common stock held by non-affiliates of the registrant was $66,388,504.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 8, 1999 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

     This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, Year 2000 readiness, environmental matters and liquidity under "Part I, Item
1 -- Business," "Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item
8 -- Financial Statements and Supplementary Data." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are: general economic and business conditions; changes in demand for the Company's products and services or the products of the Company's customers; fixed asset utilization; competition; the risk of technological changes and the Company's competitors developing more competitive technologies; the Company's dependence on certain important customers; the availability and terms of needed capital; risks of loss from environmental liabilities; and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     Century Aluminum Company ("Century" or the "Company") is a leading North American integrated producer of primary aluminum and a broad range of value-added and specialized sheet and plate aluminum products. Century's principal subsidiary, Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, owns and operates a reduction facility and a multi-purpose rolling mill, strategically located on the Ohio River in Ravenswood, West Virginia. Century of West Virginia, through its wholly owned subsidiary, Berkeley Aluminum Company ("Berkeley"), also owns a 26.67% undivided interest in a reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility"). Century's reduction facilities have an aggregate annual capacity of approximately 495 million pounds of primary aluminum, of which approximately 330 million pounds are used by Century of West Virginia's rolling mills. In 1998, Century produced 495 million pounds of primary aluminum, shipped 461.9 million pounds of aluminum sheet and plate products, and had total net sales of $650.3 million. The Company's operations are grouped into two business segments: primary aluminum, and aluminum sheet and plate products. Primary aluminum represented 17.8%, 19.3% and 22.0% of total net sales and sheet and plate represented 82.2%, 80.7% and 78.0% of total net sales in 1998, 1997 and 1996, respectively. See Note 16 to the Consolidated Financial Statements for financial information about the Company's business segments.

     In April 1996, the Company completed an initial public offering of its Common Stock. The selling shareholders, which are subsidiaries of Glencore International AG ("Glencore International" and, together with its subsidiaries, the "Glencore Group"), have retained 7,925,000 common shares, or 39.6% of the shares outstanding. Prior to March 1996, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations. Effective March 28, 1996, the Company made a special distribution, in the form of a pro rata redemption of shares to its then current shareholders, comprised of these holdings.

     On December 31, 1998, the Company acquired a cast aluminum plate business located in Vernon, California, from Alcoa Inc. The business is named Century Cast Plate, Inc. and operates as a wholly-owned subsidiary of Century. In 1998, the business had revenues of nearly $30.0 million and has the capacity to produce approximately 15.0 million pounds of cast and machined aluminum plate a year.

     Century of West Virginia's reduction facility produces primary aluminum, which is alloyed and cast into rolling ingot, principally for use by its rolling plant. Through its interest in the Mt. Holly Facility, Century produces primary aluminum products in the form of t-ingot, extrusion billet, rolling ingot and foundry ingot. Extrusion billet and other shaped primary aluminum products are considered to be premium products and, accordingly, sell at a premium to the commodity-priced aluminum ingot. The Mt. Holly Facility, constructed in 1980, is the most recently built reduction facility in the United States. Since January 1, 1996, Century's requirements for alumina, the raw material used by its reduction facilities to produce primary aluminum, have been purchased pursuant to a long-term fixed-price supply agreement with Alcoa L.L.C. and Alcoa Australia.

     The Company operates one of the largest multi-purpose rolling plants in North America which, given its current product mix, has the capacity to manufacture 500 million pounds of sheet and plate aluminum products a year. In 1998, the Company increased its heat-treated and non heat-treated plate capacity from 25 to 50 million pounds a year with the $28.0 million expansion of its plate mill. The Company's hot rolling mill processes aluminum ingot for the production of plate as wide as 150 inches and sheet as wide as 103 inches. Its 130-inch cold rolling mill, one of the largest in North America, has the capability to produce sheet up to 103 inches wide and up to one-quarter inch thick. Its plate operations include what the Company believes is the world's largest heavy-duty plate stretcher and a five-axis profiler, affording it the ability to produce heavy gauge and uniquely-configured plate products. These capabilities enable it to manufacture value-added products satisfying exacting technical and production standards, as well as products with specifications that only it and a limited number of competitors can meet. The Company believes that these capabilities also enable it to maintain a diversified and balanced product mix and provide it with the flexibility to target new markets and shift product mix, thereby reducing the Company's dependence on any given product and its end-user's industry.

     The Company uses significant amounts of electricity in the aluminum reduction process. To fulfill its power requirements at the Century of West Virginia facility, the Company purchases electricity from Ohio Power under a power supply agreement.

INDUSTRY OVERVIEW

     The aluminum industry is highly cyclical, and the market prices of alumina and primary aluminum (which is traded as a commodity) have been volatile from time to time. In turn, prices of aluminum sheet and plate have reflected this price volatility as well as fluctuations attributable to general and industry-specific economic conditions.

  Primary Aluminum

     The most commonly used indicator for pricing primary aluminum is the price per tonne for transactions on the London Metals Exchange ("LME"). The LME price does not represent the actual price for the Company's products; rather, it is the most commonly used benchmark for pricing both primary and many fabricated aluminum products in the aluminum industry. The prices for primary aluminum have fluctuated widely. Over the past 10 years, the average LME cash price has ranged from a low of $.52 per pound in 1993 to a high of $1.17 per pound in 1988.

     Prices for primary aluminum declined from 1989 to 1993 due to a worldwide oversupply of aluminum, resulting from increased exports from the Commonwealth of Independent States ("C.I.S.") and former Eastern Bloc countries, overcapacity in the industry and weakness in the general economy. During 1994, inventories began to decline and prices rose, principally due to the increased demand for aluminum associated with the U.S. economic recovery. During 1995 and 1996, the LME cash price steadily declined from an average of $0.94 per pound in January 1995 to $0.61 per pound in October 1996. During 1997, industry fundamentals improved and the LME cash price increased to an average of $0.78 per pound in August 1997. During 1998, selling by funds, consumer hesitation in anticipation of lower prices and continued economic uncertainty in the Asian markets adversely influenced the LME cash price. The average LME cash price was $0.62, $0.73 and $0.68 per pound for the years ended December 31, 1998, 1997 and 1996, respectively.

  Sheet and Plate Aluminum Products

     The markets for aluminum products are highly diverse and include sheet, plate and foil; rod, bar and wire; and extrusions, forgings, castings, powder and paste. The Company competes in the markets for sheet and plate products, which represented approximately 62% of the total United States aluminum mill product shipments in 1998. The principal end-user markets for aluminum sheet and plate products are: transportation; containers and packaging; aerospace; building and construction; consumer durables; electrical; and machinery and equipment. Manufacturers in these end-user markets use aluminum sheet and plate to make numerous products, including: beverage cans; passenger cars, boats, trucks, trailers, rail cars and aircraft; screens, roofing systems, and aluminum siding; heating, ventilation and air conditioning equipment; electrical components; and computers and copying machines.

     Although the market for aluminum is cyclical, overall demand for flat-rolled aluminum sheet and plate products in the United States, the principal market served by the Company, has grown at an average annual rate of 3.7% over the last five years to approximately 10.5 billion pounds in 1998. Although most sheet and plate products are sold directly to the end-user markets, approximately 15% of sheet products and 53% of plate products are sold through distributors. Distributors principally resell to the aerospace, transportation, building and construction, and consumer durables markets. Distributors have been increasing their share of the domestic aluminum sheet and plate market in recent years as aluminum producers have been reducing downstream processing and as end-users have been reducing their raw material inventories.

PRODUCTS AND MARKETS

     The Company produces and sells primary aluminum, including premium primary product such as rolling ingot and extrusion billet. The Company also produces a diverse range of sheet and plate products for the aerospace, transportation and industrial ("ATI") markets. The Company sells sheet and plate products directly to manufacturers that fabricate them into finished products or to distributors that resell into various markets. Among the various products using aluminum sheet and plate manufactured by the Company are: passenger cars, boats, trucks, trailers, rail cars and aircraft; roofing systems and aluminum siding; heating, ventilation and air conditioning equipment; electrical components; and computer and copying equipment. Within the ATI markets, the Company has focused on higher margin, value-added and specialized products, including brazing sheet used in automotive cooling systems, heat treatable and non-heat treatable aluminum plate for the aerospace and defense industries, and heavy-gauge, wide-leveled coil and sheet for the heavy truck, truck trailer, marine and rail car sectors.

     Distributor coil and flat sheet accounted for 20.5%, 21.1% and 19.0%, respectively; primary aluminum accounted for 17.8%, 19.3% and 22.0%, respectively; brazing sheet accounted for 14.3%, 12.3% and 11.7%, respectively; heat treated plate accounted for 10.2%, 7.2% and 7.0%, respectively; and can body sheet accounted for 0.6%, 10.2% and 10.1%, respectively, of Century's net sales for the years ended December 31, 1998, 1997 and 1996.

     The Company's strategy is to focus on maximizing productivity, minimizing operating costs, emphasizing higher margin, value-added and specialized products, broadening its customer base and penetrating new markets. Consistent with this strategy, the Company announced a new operating plan in the third quarter of 1997. The new operating plan featured a continuation of the shift to high-value sheet and plate aluminum products and a streamlining of the sheet and plate products business to attain higher levels of operating efficiency. During 1998, the Company accelerated its planned withdrawal from the commodity beverage can sheet business and began production in its $28.0 million plate mill expansion project. The project doubled Century of West Virginia's capacity to produce heat-treated plate.

COMPETITION

     The markets for primary aluminum and aluminum sheet and plate products are diverse and highly competitive. The Company competes in the production and sale of primary aluminum and aluminum sheet and plate products with numerous other producers in the United States and Canada (including continuous casters or mini-mills, and other multi-purpose mills) and with imported products, principally from Europe,

Venezuela and the C.I.S. The Company competes on the basis of quality, price, timeliness of delivery and customer service. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than those of the Company. Among the Company's principal competitors are Alcoa, Alcan, Kaiser and Reynolds.

     Aluminum also competes with other materials such as steel, plastic and glass for various applications. Higher or lower aluminum prices tend to make aluminum products less or more competitive with these alternative materials.

PRICING

     Century offers a number of pricing alternatives to its customers which, combined with the Company's metals risk management program, are designed to preserve for the Company prevailing margins for its sheet and plate sales and lock-in a certain level of price stability on its primary aluminum production.

     While the Company's pricing terms vary to accommodate sheet and plate customer requirements, pricing of its products is generally offered on the following bases: (i) a fixed-price basis, which is generally used only for short or normal lead-time orders, (ii) a "take or pay" basis, where the customer is required to purchase the product in accordance with the contract terms or pay for the primary aluminum forward contract plus an administrative fee, or (iii) an indexed price, where the customer pays an agreed-upon margin above an established index, such as the LME. In 1998, fixed price orders generally represented approximately 50% of these orders, "take or pay" represented 35% of the orders, and the balance was on an indexed pricing basis. Century also processes primary aluminum for selected customers on a tolling basis, where it is paid a fee. In 1998, tolled product shipments amounted to 28.2 million pounds, or 6.1% of total sheet and plate shipments, and accounted for revenues of $8.5 million, or 1.6% of total revenues from sheet and plate production. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SALES AND DISTRIBUTION

     Century serves customers principally in the aerospace, transportation and industrial sectors. Approximately 69%, 68% and 72% of Century's sheet and plate shipments in 1998, 1997 and 1996, respectively, were made directly to customers that manufacture finished products. The remaining portions of the Company's sheet and plate shipments were to distributors. For the years ended December 31, 1998, 1997 and 1996, Century's 10 largest sheet and plate customers accounted for approximately 49%, 46% and 43%, respectively, of total sheet and plate sales. There can be no assurance that any of the Company's major customers will continue to purchase their aluminum requirements from the Company at current volumes. For financial information regarding export sales, see Note 16 to the Consolidated Financial Statements.

     Sales of primary aluminum products to the Glencore Group amounted to $74.3 million, $105.5 million and $138.7 million for the years ended 1998, 1997 and 1996, respectively. Sales to the Glencore Group represented 11.4%, 14.6% and 20.1% of the net sales of the Company for the years ended 1998, 1997 and 1996, respectively. The Glencore Group has priced and unpriced agreements with the Company to purchase at market rates 91.6 million pounds of primary aluminum products during 1999. However, there can be no assurance that the Company will continue to do business with the Glencore Group beyond the existing agreements.

BACKLOG

     The Company's backlog was approximately $805 million at December 31, 1998, of which approximately 43% will be filled during 1999. Long term contracts with customers in the aerospace sector are the principal reason for the increase in backlog. The Company's backlog at December 31, 1997 was approximately $341 million.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to increasingly stringent environmental, health and safety laws and regulations. In addition, past manufacturing activities have resulted in environmental impacts requiring remediation. Pursuant to certain environmental laws, the Company, regardless of fault, may be liable for the costs of remediation of contaminated property or for the amelioration of damage to natural resources. Although the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has planned environmental capital expenditures for the years ending December 31, 1999, 2000, and 2001 of approximately $0.9 million, $1.0 million and $1.5 million, respectively. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $6.6 million, $7.1 million and $7.4 million for the years ending December 31, 1999, 2000 and 2001, respectively. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Expenditures and Other Contingencies."

     The 1990 amendments to the Clean Air Act impose stringent standards on aluminum industry air emissions. These amendments will affect the operations of the Company's facilities. Technology-based standards relating to smelters and carbon plants have been promulgated, while those relating to casting have yet to be finalized. Technology-based standards relating to fabrication plants have yet to be proposed. Consequently, the Company cannot predict with certainty the total amount of environmental expenditures the Company will incur to comply with these standards. The Company's general capital expenditure plan includes certain projects designed to improve the Company's compliance with respect to both the known and anticipated requirements.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. The Company also is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company anticipates that the RFI will not be completed before mid 1999. Once the RFI and CMS are complete, the EPA will assess the need for clean up, and if any clean up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and with respect to those conditions, Kaiser will be responsible for the costs of the RFI and required cleanup under the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     The Company is aware of two areas of contamination in the soil and groundwater at its previously owned Virgin Islands Alumina Company ("Vialco") facility. At the first of these areas, the Company has removed quantities of contaminated soils and has transported and disposed of such soils in approved facilities. In addition, it has begun a bioremediation program that it believes will fulfill the remaining legal requirements with respect to such soils. In the second area, the Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination that did not originate from HOVIC was caused by releases on the property that predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, L.L.C., a subsidiary of Alcoa Alumina and Chemicals L.L.S. ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $300,000 on such environmental conditions and Vialco's indemnity is capped at $18.0 million. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.4 million at December 31, 1998 and $1.1 million at December 31, 1997. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the uncertainties described above, and the Company's inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. However, based upon all available information, management does not believe the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

RESEARCH AND DEVELOPMENT

     Century performs ongoing process and product development work in coordination with outside laboratories. Company programs have focused on both product and process improvements. The Company has sought to produce new alloys and products to enhance the strength, brazeability and corrosion resistance of brazing sheet, develop tempers and higher gauge ranges for the improvement of existing applications and the development of new applications in the aerospace and tooling markets, and develop enhanced formability non-heat treatable alloys for transportation applications. On the process side, the Company has made efforts in its rolling operations to improve process control through the application of mill models and enhanced diagnostics and in its reduction operations to refine the computer control of pots and to reduce electricity usage by using different anode stub configurations. Century also participates in a consortium consisting of government research laboratories and other aluminum companies to develop new alloys for use in automotive body applications. Expenditures for third-party research and development totaled $1.7 million, $2.2 million and $2.6 million in 1998, 1997 and 1996, respectively, and are expected to be $1.9 million in 1999.

PATENTS AND TRADEMARKS

     The Company owns or has rights to use a number of patents or patent applications relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents.

EMPLOYEES AND LABOR RELATIONS

     The Company currently employs approximately 2,140 persons. Century of West Virginia's present work force is comprised of approximately 1,551 hourly employees, represented by the United Steelworkers of America ("USWA"), and approximately 465 salaried personnel. Century of West Virginia's hourly employees are currently working under a four and one-half year labor agreement with the USWA which expires on May 31, 1999.

     Century Cast Plate, Inc., currently employs approximately 107 persons, 89 hourly employees represented by the International Union of United Automobile, Aerospace and Agricultural Implement Workers of America, and approximately 18 salaried employees. The hourly employees' contract expires on August 27, 2002.

     Century maintains noncontributory defined benefit pension plans, postretirement healthcare and life insurance benefit plans and defined contribution 401 (k) plans for its salaried and hourly employees. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Century of West Virginia's facility houses the Company's principal operations. The facility occupies 105 acres under roof on a site totaling 2,800 acres strategically located on the Ohio River near Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia.

     The Company's reduction facilities at Ravenswood and Mt. Holly have an aggregate annual capacity of approximately 495 million pounds of primary aluminum. Its rolling plant has a production capacity of approximately 500 million pounds a year.

     Century of West Virginia's reduction facility, which was built in 1955, has an annual production capacity of approximately 375 million pounds and produces primary aluminum, which is alloyed and cast into rolling ingot principally for use by its rolling plant. Approximately 330 million pounds of its primary aluminum production are used to satisfy the primary aluminum requirements of its rolling and plate mills with the balance sold in the form of sow.

     The Mt. Holly Facility was constructed in 1980 by Alumax using Alcoa technology and is the most recently constructed reduction facility in the United States. The Mt. Holly Facility has a total production capacity of approximately 450 million pounds, of which Century owns a 26.67% undivided interest. The remaining undivided interest in the Mt. Holly Facility is owned 50.33% by Alumax of South Carolina, Inc. ("ASC"), a subsidiary of Alcoa and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. The Glencore Group is a major shareholder of Sudelektra Holding AG. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     The Company's rolling plant is one of the largest multi-purpose rolling plants in North America. The Company's hot rolling mill processes aluminum ingot for the production of plate as wide as 150 inches and sheet as wide as 103 inches. Its 130-inch cold rolling mill, one of the largest in North America, has the capability to produce sheet up to 103 inches wide and up to one-quarter inch thick. Its plate operations include what the Company believes is the world's largest heavy-duty plate stretcher and a five-axis profiler, affording it the capabilities to produce heavy gauge and uniquely-configured plate products. During 1998, the Company doubled its heat-treated capacity with a $28 million project. These capabilities enable it to manufacture value-added products requiring exacting technical and production standards, as well as products within the ATI market with specifications that only it and a limited number of competitors can meet.

     The Company acquired a cast aluminum plate business from Alcoa on December 31, 1998. The business is named Century Cast Plate, Inc., and is located in Vernon, California. The facility occupies 14 acres under roof on a site totaling 28 acres. The plant has the capacity to produce approximately 15 million pounds a year of cast and machined aluminum plate. Recent investments by Alcoa totaling $11 million have made the plant a technically advanced, low-cost producer of a wide range of cast plate products.

     Equipment failures at Century of West Virginia's facility could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company. In addition to equipment failures, the facility also is subject to the risk of catastrophic loss. The Company believes that it maintains adequate property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss.

ITEM 3.  LEGAL PROCEEDINGS

     Century of West Virginia is a named defendant (along with other companies) in approximately 2,029 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently 10 actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. Therefore, while the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, in the opinion of the Company's management, such proceedings and actions should not, individually or in the aggregate, have a material adverse effect on the Company's financial condition, results of operations or liquidity. For a description of certain environmental matters involving the Company, see Item 1 "-- Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                                               BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                                     AGE      DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
----                                     ---   ----------------------------------------------------------
Craig A. Davis.........................  58    Chairman and Chief Executive Officer of the Company since
                                               August 1995; Chairman and Chief Executive Officer of
                                               Century Aluminum of West Virginia since August 1995;
                                               Chairman and acting Chief Executive Officer of Century
                                               Aluminum of West Virginia from April 1992 through July
                                               1995; Executive of Glencore International and Glencore AG
                                               from September 1990 to March 1996 and Director of Glencore
                                               International since December 1993.
Gerald A. Meyers.......................  49    President and Chief Operating Officer and Director of the
                                               Company since August 1995; President and Chief Operating
                                               Officer of Century Aluminum of West Virginia since January
                                               1993 and Director of Century Aluminum of West Virginia
                                               since April 1994.
Gerald J. Kitchen......................  58    Executive Vice President, General Counsel and Chief
                                               Administrative Officer of the Company since September
                                               1995; Vice President, General Counsel and Chief
                                               Administrative Officer of Century Aluminum of West
                                               Virginia since August 1995; Partner of the law firm of
                                               Thoits, Love, Hershberger & McLean from November 1992 to
                                               September 1995.
David W. Beckley.......................  54    Executive Vice President and Chief Financial Officer of
                                               the Company since September 1995; Vice President and Chief
                                               Financial Officer of Century Aluminum of West Virginia
                                               since September 1995; Vice President and Corporate
                                               Controller of Alliant Techsystems, Inc. (defense
                                               contractor) from May 1990 through May 1995.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the Symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the Common Stock during the two most recent fiscal years.

                                                              HIGH      LOW
                                                             ------    ------
1998
  First Quarter............................................  $18.44    $12.00
  Second Quarter...........................................  $20.75    $13.88
  Third Quarter............................................  $15.13    $ 7.25
  Fourth Quarter...........................................  $11.00    $ 5.75
1997
  First Quarter............................................  $19.25    $16.50
  Second Quarter...........................................  $18.00    $14.00
  Third Quarter............................................  $18.00    $14.50
  Fourth Quarter...........................................  $17.50    $13.00

     The Company declared and paid dividends of $0.20 per share of Common Stock during 1998 and 1997. The Company has a loan agreement that contains, among other things, restrictions on the payment of dividends by the Company. See Note 4 and Note 18 to the Consolidated Financial Statements.

     At December 31, 1998, there were 17 holders of record and approximately 1,100 beneficial owners of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 1998 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1995 and 1994 is derived from the audited consolidated financial statements of the Company which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                                 YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                1998        1997          1996          1995         1994
                                              --------   -----------   -----------   -----------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales -- third party customers........  $576,006    $615,467      $550,168      $610,722     $474,067
  Net sales -- related parties..............    74,252     105,521       138,711       137,260       95,558
                                              --------    --------      --------      --------     --------
  Total net sales...........................   650,258     720,988       688,879       747,982      569,625
  Cost of goods sold........................   611,796     691,887       636,486       653,487      573,386
                                              --------    --------      --------      --------     --------
  Gross profit (loss).......................    38,462      29,101        52,393        94,495       (3,761)
  Selling, general and administrative
     expenses...............................    19,246      17,948        18,614        12,729       11,647
                                              --------    --------      --------      --------     --------
  Operating income (loss)...................    19,216      11,153        33,779        81,766      (15,408)
  Interest expense -- net, others...........    (2,204)     (3,066)       (2,058)       (3,578)      (6,620)
  Interest expense -- net, affiliates.......        --          --            --          (369)      (2,158)
  Other income..............................       553         419            91         1,472          361
  Net gain (loss) on forward contracts......    10,574      (6,837)       (6,670)        8,718       16,244
                                              --------    --------      --------      --------     --------
  Income (loss) from continuing operations
     before income taxes....................    28,139       1,669        25,142        88,009       (7,581)
  Income tax benefit (expense)..............   (10,202)       (601)       (8,902)      (34,502)       1,704
                                              --------    --------      --------      --------     --------
  Income (loss) from continuing
     operations.............................    17,937       1,068        16,240        53,507       (5,877)
  Income from discontinued operations -- net
     of income taxes........................        --          --           264         5,773        5,769
                                              --------    --------      --------      --------     --------
  Net income (loss).........................  $ 17,937    $  1,068      $ 16,504      $ 59,280     $   (108)
                                              ========    ========      ========      ========     ========
  Basic earnings per share:
     Income (loss) from continuing
       operations...........................  $   0.90    $   0.05      $   0.78      $   2.31     $  (0.25)
     Income from discontinued operations....        --          --          0.01          0.25         0.25
                                              --------    --------      --------      --------     --------
     Net income.............................  $   0.90    $   0.05      $   0.79      $   2.56     $     --
                                              ========    ========      ========      ========     ========
  Diluted earnings per share:
     Income (loss) from continuing
       operations...........................  $   0.89    $   0.05      $   0.78      $   2.31     $  (0.25)
     Income from discontinued operations....        --          --          0.01          0.25         0.25
                                              --------    --------      --------      --------     --------
     Net income.............................  $   0.89    $   0.05      $   0.79      $   2.56     $     --
                                              ========    ========      ========      ========     ========
Cash dividends declared and paid per common
  share.....................................  $   0.20    $   0.20      $   0.15      $     --     $     --

                                                                 YEAR ENDED DECEMBER 31,
                                              -------------------------------------------------------------
                                                1998        1997          1996          1995         1994
                                              --------   -----------   -----------   -----------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT PERIOD END):
  Working capital...........................  $188,156    $180,524      $170,037      $151,324     $ 17,332
  Total assets..............................   545,630     507,148       473,731       538,120      536,463
  Long-term debt............................    89,389      58,950        24,356            --           --
  Total debt................................    89,389      58,950        24,356            --      130,000
  Total noncurrent liabilities..............   252,782     220,604       190,092       178,511      197,556
  Total shareholders' equity................   177,483     163,546       166,478       225,509       76,744

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company, including the notes thereto, appearing in Item 8.

OVERVIEW

     The Company is an integrated manufacturer of primary aluminum and a broad range of value-added and specialized sheet and plate products. The Company's net sales are derived from the sale of primary aluminum and aluminum sheet and plate products and from the tolling of primary aluminum and scrap into sheet and plate products. The Company sells sheet and plate products either directly to customers, in which case revenues and cost of goods sold include metal costs, or as a toll, in which case the customer provides the metal and the Company's revenues and cost of goods sold do not include metal costs.

     The aluminum industry is highly cyclical and the market price of primary aluminum (which trades as a commodity) is determined by worldwide supply and demand conditions, and as such, is highly volatile. For example, the cash price for primary aluminum traded on the LME averaged $0.62, $0.73 and $0.68 per pound for the years 1998, 1997, and 1996, respectively. In turn, prices of aluminum sheet and plate products have reflected this volatility, as well as fluctuations attributable to general and industry-specific economic conditions, which affect the Company's volume and mix of sheet and plate products sold. The Company's results of operations depend to a large degree on the market prices of primary aluminum and its flat-rolled sheet and plate products. Any adverse changes in the conditions that affect the market price of primary aluminum or the market prices of the Company's sheet and plate products could have a material adverse affect on the Company's results of operations.

     Of the approximately 375 million pounds of primary aluminum produced at Century of West Virginia's reduction facility in 1998, the Company utilized approximately 330 million pounds for its rolling operations, with the balance sold primarily to the Glencore Group and third parties at market prices. The Company's interest in the Mt. Holly Facility amounted to approximately 120 million pounds of primary aluminum production in 1998. During 1998, Glencore purchased 78.9 million pounds of primary aluminum that was produced at the Mt. Holly Facility. Century's remaining share of the Mt. Holly Facility production was sold to third parties. In total, the Company shipped 106.4 million pounds of primary aluminum products in the form of t-ingot to the Glencore Group in 1998. Revenues from these shipments amounted to $74.3 million (representing 11.4% of 1998 net sales). The Glencore Group has priced and unpriced agreements with the Company to purchase at market rates 91.6 million pounds of primary aluminum products during 1999.

     The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, aluminum scrap, coal tar pitch, petroleum coke, aluminum fluoride and electricity. The market price of alumina has been volatile from time to time. On July 24, 1995, Century entered into a long-term fixed-price alumina supply contract with Alcoa L.L.C. and Alcoa of Australia. Pursuant to the supply agreement, since January 1, 1996, Century has paid a fixed price for alumina, subject to fixed annual price increases of approximately 2.5% through 2001. Although the Company produces the primary aluminum metal required by its rolling operations, it attempts to use as much aluminum scrap as possible internally as well as through purchases in the open market to meet the total requirements of its rolling operations. The market price for aluminum scrap closely follows the price of primary aluminum and has been subject to significant cyclical price fluctuations.

     The Company uses significant amounts of electricity in the aluminum reduction process. To fulfill its power requirements at the Century of West Virginia facility, prior to July 1, 1996, the Company purchased electricity from Ohio Power at a price based principally upon Ohio Power's costs of production. The Company and the same public utility signed a power supply agreement, covering the period from July 1, 1996 through July 31, 2003. Under this agreement, the Company pays a fixed price for electricity used. Since, under the terms of the agreement, the power rate is fixed, the Company's margins could be adversely affected if aluminum prices decrease.

     With respect to its labor costs, in 1992, the Company established a progress share plan for eligible union employees, providing for contributions of 10% of Century of West Virginia's pre-plan, after-tax income (as defined) for each plan year through 1997 when the plan terminated. On November 30, 1994, the Company entered into a new four and one-half year labor contract with its hourly workers. This agreement will expire on May 31, 1999. The agreement called for increases in hourly wages in 1996, 1997 and 1998. Each of the three yearly wage increases resulted in increased wage costs of approximately 2.0%. Additionally, there is a cost-of-living adjustment equal to one cent per hour for each full
 .3% change in the Consumer Price Index published by the U.S. Department of Labor's Bureau of Labor Statistics. Although the Company anticipates a new labor agreement will be negotiated by May 31, 1999, failure to reach a labor agreement could have a material adverse affect on the Company's financial condition, results of operations or liquidity.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                              PERCENTAGE OF NET SALES
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   94.1     96.0     92.4
                                                              -----    -----    -----
  Gross profit..............................................    5.9      4.0      7.6
Selling, general and administrative expenses................    3.0      2.5      2.7
                                                              -----    -----    -----
  Operating income..........................................    2.9      1.5      4.9
Interest expense -- net.....................................   (0.3)    (0.4)    (0.2)
Other income................................................    0.1      0.1       --
Net gain (loss) on forward contracts........................    1.6     (0.9)    (1.0)
                                                              -----    -----    -----
Income from continuing operations before income taxes.......    4.3      0.3      3.7
Income tax expense..........................................   (1.6)    (0.1)    (1.3)
                                                              -----    -----    -----
Income from continuing operations...........................    2.7%     0.2%     2.4%
                                                              =====    =====    =====

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                         SHEET AND PLATE PRODUCTS              PRIMARY ALUMINUM
                                ------------------------------------------    -------------------
                                     DIRECT(1)                TOLL               DIRECT(1)(2)
                                -------------------    -------------------    -------------------
                                POUNDS     $/POUNDS    POUNDS     $/POUNDS    POUNDS     $/POUNDS
                                -------    --------    -------    --------    -------    --------
                                                      (POUNDS IN THOUSANDS)
1998
  First Quarter...............  114,618     $1.23        7,154     $0.31       44,779     $0.74
  Second Quarter..............  103,355     $1.23        9,592     $0.26       38,022     $0.71
  Third Quarter...............  109,205     $1.20        6,718     $0.29       43,146     $0.69
  Fourth Quarter..............  106,437     $1.19        4,778     $0.38       37,218     $0.70
                                -------     -----      -------     -----      -------     -----
          Total...............  433,615     $1.21       28,242     $0.30      163,165     $0.71
1997
  First Quarter...............  138,916     $1.10       12,017     $0.32       47,666     $0.74
  Second Quarter..............  134,411     $1.14       13,130     $0.29       46,059     $0.76
  Third Quarter...............  112,232     $1.17        9,217     $0.32       46,780     $0.76
  Fourth Quarter..............  106,112     $1.24       14,649     $0.26       44,121     $0.76
                                -------     -----      -------     -----      -------     -----
          Total...............  491,671     $1.15       49,013     $0.29      184,626     $0.75
1996
  First Quarter...............  115,708     $1.17       20,936     $0.32       46,774     $0.79
  Second Quarter..............  113,333     $1.15       34,887     $0.29       31,349     $0.80
  Third Quarter...............  104,146     $1.14       29,396     $0.32       36,702     $0.78
  Fourth Quarter..............  109,626     $1.09       20,493     $0.31       78,540     $0.75
                                -------     -----      -------     -----      -------     -----
          Total...............  442,813     $1.14      105,712     $0.31      193,365     $0.77

---------------
(1) Does not include materials and products processed by the Company for a fee ("tolling") and forward sales contracts without physical delivery.

(2) Does not include intersegment sales.

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net Sales. Consolidated net sales decreased $70.7 million (or 9.8%) in 1998 to $650.3 million from $721.0 million in 1997. Sheet and plate net sales decreased $47.3 million (or 8.1%) in 1998 to $534.5 million from $581.8 million in 1997. The segment shipped 461.9 million pounds of sheet and plate products in 1998 versus 540.7 million pounds of sheet and plate products in 1997. Most of the declines were in products that have been de-emphasized as a result of the sheet and plate restructuring completed in 1997. Lower sheet and plate volume had the effect of decreasing sales by $73.1 million in 1998. The volume decline was partially offset by a $25.8 million improvement in mix and selling prices of sheet and plate products sold in 1998.

     Primary sales decreased $20.2 million (or 5.5%) in 1998 to $350.3 million from $370.5 million in 1997, including intersegment sales of $234.5 million and $231.3 million during 1998 and 1997, respectively. The segment shipped 496.5 million pounds of primary products in 1998 versus 481.3 million pounds of primary products in 1997 including intersegment shipments of 333.3 million pounds and 296.7 million pounds during 1998 and 1997, respectively. Lower average selling prices, as a result of lower LME prices, reduced revenues in 1998.

     Gross Profit. Consolidated gross profit increased $9.4 million (or 32.3%) in 1998 to $38.5 million from $29.1 million in 1997. Sheet and plate gross profit increased $32.3 million in 1998 to $9.9 million from a loss of $22.4 million in 1997. The increase in gross profit was a result of the shift in product mix from lower margin commodity products to higher margin value added products and the positive impact of lower LME prices on aluminum raw material costs.

     Primary gross profit decreased $22.8 million in 1998 to $28.8 million from $51.6 million in 1997. The decrease in gross profit is a result of lower average selling prices. Lower average selling prices were a result of the 1998 decline in LME prices. See Note 16 to the Consolidated Financial Statements.

     Selling General and Administrative Expenses. Selling, general and administrative expenses increased $1.3 million (or 7.2%) in 1998. The increase was due primarily to variable compensation expenses.

     Interest Expense. Interest expense decreased $0.9 million (or 28.1%) in 1998. This decline was a result of lower borrowing rates and higher amounts of capitalized interest. These benefits were partially offset by an increase in the amount of debt outstanding.

     Net Gains on Forward Contracts. Lower LME prices during 1998 improved the market value of the Company's forward contracts. As a result, the Company recorded net gains on forward contracts of $10.6 million in 1998. During 1997, the Company recorded a net loss on forward contracts of $6.8 million.

     Net income. As a result of improved price realizations for sheet and plate products, lower costs for scrap aluminum inputs and forward contract gains, net income for the year ended 1998 increased $16.9 million over 1997.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net Sales. Net sales increased $32.1 million (or 4.7%) in 1997 to $721.0 million from $688.9 million in 1996. Shipments of sheet and plate products were down 1.4% or 7.8 million pounds from 1996 totals. Although shipments were down slightly, a shift from tolling of sheet and plate products to direct sales of sheet and plate products increased revenue in 1997 by $20.7 million. Other shifts in the volume on sheet and plate products sold increased revenue in 1997 by $17.6 over 1996 totals. Due to shifts in mix toward higher value-added products and price improvements in the fourth quarter of 1997, average realized prices in 1997 improved over the average realized prices in 1996. This improvement caused revenues to be higher in 1997 by $6.5 million.

     Primary sales increased $8.6 million (or 2.4%) in 1997 to $370.5 million from $361.9 million in 1996, including intersegment sales of $231.3 million and $210.0 million during 1997 and 1996. The segment shipped 481.3 million pounds of primary products in 1997 versus 486.0 million pounds of primary products in 1996, including intersegment shipments of 296.7 million pounds and 292.7 million pounds during 1997 and 1996. Higher average selling prices, as a result of higher LME prices, increased revenues in 1997.

     Gross Profit. Consolidated gross profit decreased $23.3 million (or 44.5%) in 1997 to $29.1 million from $52.4 million. Sheet and plate gross profit decreased $29.1 million in 1997 to a gross loss of $22.4 million from a gross profit of $6.7 million in 1996. The increased sheet and plate revenue in 1997 was more than offset by increased cost of goods sold. Higher LME prices and the resultant impact on aluminum raw material costs increased the net metal costs for sheet and plate products. In addition, the Company experienced operating problems at its cast house. The inefficiencies, increased costs and insufficient production of rolling ingot that resulted from the operating problems caused cost of goods sold to increase.

     In the third quarter of 1997, the Company announced a new operating plan that affected its Century of West Virginia operations. The new operating plan featured a continuation of the shift to high-value rolled aluminum products, a 20% reduction in the production of certain low margin rolled aluminum products, a streamlining of the sheet and plate products organization to attain higher levels of operating efficiency and a voluntary early retirement program. As a result of the new plan, the Company recorded $3.0 million of costs, primarily for voluntary retirement incentives.

     Primary gross profit increased $5.9 million in 1997 to $51.6 million from $45.7 million in 1996. The increase in gross profit is the result of higher average selling prices. Higher average selling prices were the result of the 1997 increase in LME prices. See Note 16 to the Consolidated Financial Statements.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were $0.7 million (or 3.6%) lower in 1997 than in 1996. Legal and administrative costs in 1997 were up $2.0 million. However, 1996 was impacted negatively by a one-time charge of $2.7 million for certain environmental matters and an increased provision for doubtful accounts.

     Net Losses on Forward Contracts. Higher LME prices during 1997 decreased the market value of the Company's forward contracts. As a result, the Company recorded net losses on forward contracts of $6.8 million and $6.7 million during 1997 and 1996.

     Interest Expense. Interest expense was $1.0 million more in 1997 than in 1996 due to the increased level of borrowings.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $188.2 million and $180.5 million at December 31, 1998 and 1997, respectively. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the years indicated are summarized below:

                                                       1998        1997        1996
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net cash from operating activities.................  $ 25,369    $  9,318    $  8,438
Net cash used in investing activities..............   (51,838)    (39,982)    (72,592)
Net cash from financing activities.................    26,439      30,594      21,356
                                                     --------    --------    --------
Decrease in cash...................................  $    (30)   $    (70)   $(42,798)
                                                     ========    ========    ========

     Net cash flows from operating activities were $25.4 million, $9.3 million and $8.4 million during 1998, 1997 and 1996, respectively. In 1998, higher net income and a reduction in accounts receivable, caused by favorable changes in product/customer mix and trade accounts receivable terms, added to the positive cash flow. This was partially offset by a reduction in accounts payable, as a result of payments for metal purchases, maintenance expenditures and capital expenditures, and an increase in raw materials inventory. In 1997, lower net income and growth in accounts receivable due to a shift from toll to direct sales and higher realized prices caused the cash flow from operations to decrease from the 1996 amount. However, this decrease was offset by the increase in accounts payable, resulting in a net increase in cash flow.

     The Company's net cash used in investing activities was $51.8 million, $40.0 million and $72.6 million during 1998, 1997 and 1996, respectively. Capital expenditures were $44.3 million, $40.0 million and $20.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. Significant portions of the expenditures in 1998 were for the expansion of the Company's heat-treated plate production capacity. The Company's other investing activities during 1998 consisted primarily of the purchase of a cast aluminum plate business from Alcoa. In 1996, the Company purchased $50.0 million of its accounts receivable concurrent with the refinancing of the Company's credit facilities. Capital expenditures for 1999 are expected to be approximately $25.0 million and will be principally related to upgraded production equipment, maintenance of facilities and compliance with environmental requirements. The Company contemplates spending approximately $200 million for capital expenditures for projects between 1999 and 2003.

     Net cash flows from financing activities were $26.4 million, $30.6 million, and $21.4 million in 1998, 1997 and 1996, respectively.

     On January 30, 1996 Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a revolving credit facility that consists of borrowings and letters of credit up to $150 million in the aggregate. On May 11, 1998, the Company and Bank of America agreed to amend and extend the Facility to January 30, 2001. See Note 4 to the Consolidated Financial Statements.

     On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $180.0 million of credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The credit facilities consist of a revolving loan of up to $160.0 million and a term loan of $20.0 million. On March 31, 1999, the Company closed on the revolving loan. The revolving loan is secured by Century of West Virginia's, Berkeley's and Century Cast Plate's inventory and receivables. To the extent the Company draws on the term loan, the credit facilities are secured by a first priority security interest in all of Century of West Virginia's, Berkeley's and Century Cast Plate's inventory, receivables, property, plant and equipment and stock of certain subsidiaries. The credit facilities have a variable interest rate and mature five years from the closing date. Subject to certain limitations, the borrowers may select base rate or LIBOR loans. The interest rate margins that the Company will pay are dependent upon the Company's attainment of a defined coverage ratio.

     The Bank Agreement provides for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property and assets except in the ordinary course of business, (ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to $5.0 million per year, (iv) a prohibition on change of business or change of control and (v) maintenance of certain financial ratios.

     The Bank Agreement provides customary events of default, including default for nonpayment of principal, interest, fees or other amounts, any violation of restrictive covenants and insolvency by the borrower. The Company expects to complete the $20.0 million term loan financing in the second quarter of 1999. See Note 18 to the Consolidated Financial Statements.

     Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC Agreement"), the Company is required to make scheduled contributions to its pension plan for hourly employees in 1999. The Company estimates that its scheduled contribution will be approximately $7.0 million above the minimum required contribution under Section 412 of the Internal Revenue Code. See Note 12 to the Consolidated Financial Statements.

     The Company believes that cash flows from operations and funds available under its bank agreements will be sufficient to fund its working capital requirements, capital expenditures, pension funding and debt service requirements in the near term and for the foreseeable future.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. Capital expenditures for environmental control for the years ended December 31, 1998, 1997 and 1996 were approximately $1.1 million, $3.4 million and $0.7 million, respectively, and operating expenses relating to environmental matters were approximately $7.3 million, $7.4 million and $7.0 million for the same years. The Company has planned environmental capital expenditures for the years ending December 31, 1999, 2000 and 2001 of approximately $0.9 million, $1.0 million and $1.5 million, respectively. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $6.6 million, $7.1 million and $7.4 million for the years ending December 31, 1999, 2000 and 2001, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Item 1 "-- Environmental Matters".

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

YEAR 2000 COMPLIANCE PROGRAM

     The Company began its Year 2000 program in September 1996, using funds from its annual information services budget. In August 1997, the Board of Directors approved $8.7 million of funding for this program and for installation of new systems. At the same time, the Company allocated approximately 30 people (from both inside and outside resources) to the effort. To date, the Company has incurred $5.4 million in total costs relating to Year 2000 compliance, which is approximately 50% of the Company's total information technology budget for the period (including the August 1997 authorization). The Company estimates total Year 2000 compliance costs will be about $6.0 million. Century has not had to defer any of its information technology projects due to its Year 2000 compliance efforts.

     The Company's inventory of potentially affected systems (both information technology and non-information technology) is 99% complete. Major systems have been determined to be Year 2000 compliant. Each of the Company's business units has a Year 2000 compliance plan in place, establishing time tables, staff and responsibilities. Each of the Company's business units conducted its own inventory, identified its mission-critical systems and is upgrading or replacing those systems that were not Year 2000 compliant.

     Each business unit reports the results of its Year 2000 program quarterly to a corporate steering committee. This central coordination allows the Company to evaluate and, if necessary, remedy, common applications or software only once, reducing costs. The Company expects to complete all software and hardware testing and implementation by the end of the second quarter of 1999.

     The Company expects to formulate its Year 2000 contingency plan at the end of the second quarter of 1999, once the Company has completed its final remediation testing and implementation. The primary goal is to ensure that the Company can continue to produce and invoice for production. The Company's plan will emphasize uninterrupted production, accounting, staffing and delivery, as well as address potential banking, raw material supply and utility failures. While the Company has not detailed its contingency plans, it is developing an emergency response team for each business unit to be on hand for the turn of the millennium. Each team will be made up of senior staff and an information systems representative. Each unit site will be equipped with satellite telephones to insure communications in the event of a telephone outage. All locations will thus be able to report problems.

     The Company has sent questionnaires to 349 selected vendors and suppliers, inquiring as to their Year 2000 readiness. To date, the Company has received responses to 99% of the questionnaires from those vendors and suppliers. If vendors and suppliers do not respond, or there is evidence of noncompliance, the Company contacts those vendors and suppliers directly for more detailed information. The Company intends to have its key vendor and supplier review complete in the second quarter of 1999. In addition to the foregoing, the Company has visited critical vendors in order to conduct in person reviews of their Year 2000 readiness preparations. A six page audit form questionnaire is sent to these vendors in advance of the meetings and is used as a form for discussions with these critical vendors. If the Company concludes that any of its material vendors or suppliers are not Year 2000 compliant, the Company will identify alternative sources for their products and services as part of its contingency plan, to the extent possible. The Company has, for example, conducted such an interview with its electrical supplier, since a disruption in electricity could result in a shut down of the facilities. That visit involved a review of the preparations being made by the Company's electrical supplier.

     To date, the Company has received no indication that any third party supplier or vendor may not have accurately assessed their state of readiness or that they may have a Year 2000 problem which may have a material adverse affect on the Company's results of operations. However, the risk remains that those vendors and suppliers may not have accurately assessed their state of readiness. The contingency plan which will be developed at the end of the second quarter will address, where feasible, solutions to those identifiable risks.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 1999. The Company is currently evaluating the potential impact SFAS No. 133 will have on its results of operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

     Century produces primary aluminum products and manufactures aluminum sheet and plate products. The Company's earnings are exposed to aluminum price fluctuations. The Company manages this risk through the issuance of fixed price commitments and financial instruments. The Company does not engage in trading or speculative transactions. Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the benefit from price increases significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

     The Company had fixed price commitments to sell 543.9 million pounds of primary, scrap aluminum and sheet and plate products at December 31, 1998. The Company had fixed price commitments to purchase 190.8 million pounds of aluminum and alloy raw materials at December 31, 1998. In addition, the Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001.

     At December 31, 1998, the Company had entered into 18.0 million pounds of forward primary aluminum purchase contracts, primarily with the Glencore Group, to mitigate the risk of commodity price fluctuations inherent in a portion of its anticipated future sales of aluminum sheet and plate products. At December 31, 1998, the Company had also entered into 65.6 million pounds of forward primary aluminum sales contracts with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in a portion of its inventory and fixed price purchase commitments. These contracts will be settled in cash at various dates in 1999. Based on market prices at December 31, 1998, these financial instruments could be settled by the Company receiving approximately $3.1 million. The actual settlement will be based on market prices at the respective settlement dates.

     A hypothetical $0.10 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $5.1 million on net income in 1999 as a result of the forward primary aluminum purchase and sale contracts entered into by the Company at December 31, 1998. The effect of the hypothetical change of $0.10 per pound was calculated using a parallel shift in the December 31, 1998 forward price curve for primary aluminum. The price curve takes into account the time value of money, as well as future expectations regarding the price of primary aluminum. Actual changes in commodity prices may differ from hypothetical changes. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the purchase price of raw materials and sales price of aluminum products.

     All gains and losses from forward contract activity are reported separately in the statements of operations. Unrealized gains or losses on the forward primary aluminum contracts, realized gains or losses from the cash settlement of the forward primary aluminum contracts, and reversals of prior period unrealized losses are reported as either gains or losses on forward contracts.

     Century monitors its overall position, and its metals risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

INTEREST RATES

     The Company is exposed to interest rate volatility with regard to its variable rate revolving term debt of $89.4 million at December 31, 1998. The primary exposure is movement in the U.S. Treasury rates and LIBOR. A hypothetical 1% increase in these interest rates would increase annual interest expense by approximately $0.9 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short term interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                                -----
Independent Auditors' Report................................       20
Consolidated Balance Sheets at December 31, 1998 and 1997...       21
Consolidated Statements of Operations for the Years Ended
  December 31, 1998, 1997 and 1996..........................       22
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1998, 1997 and 1996..............       23
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998, 1997 and 1996..........................       24
Notes to the Consolidated Financial Statements..............    25-41

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 9, 1999
(March 31, 1999 as to Note 18)

                            CENTURY ALUMINUM COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash......................................................  $     12     $     42
  Restricted cash equivalents...............................     5,814        5,805
  Accounts receivable, trade -- net.........................    74,948      111,146
  Due from affiliates.......................................    16,036        8,362
  Inventories...............................................   197,705      170,085
  Prepaid and other assets..................................     9,006        8,082
                                                              --------     --------
     Total current assets...................................   303,521      303,522
PROPERTY, PLANT AND EQUIPMENT -- NET........................   227,320      198,341
OTHER ASSETS................................................    14,789        5,285
                                                              --------     --------
          TOTAL.............................................  $545,630     $507,148
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................  $ 37,450     $ 51,411
  Due to affiliates.........................................    15,146       10,560
  Accrued and other current liabilities.....................    36,733       22,364
  Accrued employee benefits costs -- current portion........    26,036       38,663
                                                              --------     --------
     Total current liabilities..............................   115,365      122,998
                                                              --------     --------
REVOLVING TERM LOAN.........................................    89,389       58,950
ACCRUED PENSION BENEFITS COSTS -- Less current portion......     9,792       12,139
ACCRUED POSTRETIREMENT BENEFITS COSTS -- Less current
  portion...................................................   129,318      118,532
DUE TO AFFILIATES...........................................        --        6,673
OTHER LIABILITIES...........................................    24,283       24,310
                                                              --------     --------
     Total noncurrent liabilities...........................   252,782      220,604
                                                              --------     --------
CONTINGENCIES AND COMMITMENTS (Note 12)
SHAREHOLDERS' EQUITY:
  Common Stock (one cent par value, 50,000,000 shares
     authorized; 20,000,000 shares outstanding at December
     31, 1998 and 1997, respectively).......................       200          200
  Additional paid-in capital................................   161,953      161,953
  Retained earnings.........................................    15,330        1,393
                                                              --------     --------
     Total shareholders' equity.............................   177,483      163,546
                                                              --------     --------
          TOTAL.............................................  $545,630     $507,148
                                                              ========     ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                           ----------------------------------------
                                                              1998           1997           1996
                                                           ----------     ----------     ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES:
  Third-party customers..................................   $576,006       $615,467       $550,168
  Related parties........................................     74,252        105,521        138,711
                                                            --------       --------       --------
                                                             650,258        720,988        688,879
COST OF GOODS SOLD.......................................    611,796        691,887        636,486
                                                            --------       --------       --------
GROSS PROFIT.............................................     38,462         29,101         52,393
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.............     19,246         17,948         18,614
                                                            --------       --------       --------
OPERATING INCOME.........................................     19,216         11,153         33,779
INTEREST EXPENSE -- Net..................................     (2,204)        (3,066)        (2,058)
OTHER INCOME.............................................        553            419             91
NET GAIN (LOSS) ON FORWARD CONTRACTS.....................     10,574         (6,837)        (6,670)
                                                            --------       --------       --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES....     28,139          1,669         25,142
INCOME TAX EXPENSE.......................................    (10,202)          (601)        (8,902)
                                                            --------       --------       --------
INCOME FROM CONTINUING OPERATIONS........................     17,937          1,068         16,240
INCOME FROM DISCONTINUED OPERATIONS --
  Net of income taxes....................................         --             --            264
                                                            --------       --------       --------
NET INCOME...............................................   $ 17,937       $  1,068       $ 16,504
                                                            ========       ========       ========
BASIC EARNINGS PER SHARE:
  Income from continuing operations......................   $   0.90       $   0.05       $   0.78
  Income from discontinued operations....................         --             --           0.01
                                                            --------       --------       --------
  Net Income.............................................   $   0.90       $   0.05       $   0.79
                                                            ========       ========       ========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations......................   $   0.89       $   0.05       $   0.78
  Income from discontinued operations....................         --             --           0.01
                                                            --------       --------       --------
  Net Income.............................................   $   0.89       $   0.05       $   0.79
                                                            ========       ========       ========
CASH DIVIDENDS PAID PER COMMON SHARE.....................   $   0.20       $   0.20       $   0.15
                                                            ========       ========       ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL    RETAINED         TOTAL
                                                  COMMON     PAID-IN      EARNINGS     SHAREHOLDERS'
                                                  STOCK      CAPITAL      (DEFICIT)       EQUITY
                                                  ------    ----------    ---------    -------------
                                                                (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1995......................   $ 231     $232,257      $(6,979)      $225,509
  Net Income....................................                            16,504         16,504
  Dividends.....................................                            (3,000)        (3,000)
  Special distribution of discontinued
     operations.................................     (31)     (70,304)      (2,200)       (72,535)
                                                   -----     --------      -------       --------
BALANCE, DECEMBER 31, 1996......................     200      161,953        4,325        166,478
  Net Income....................................                             1,068          1,068
  Dividends.....................................                            (4,000)        (4,000)
                                                   -----     --------      -------       --------
BALANCE, DECEMBER 31, 1997......................     200      161,953        1,393        163,546
  Net Income....................................                            17,937         17,937
  Dividends.....................................                            (4,000)        (4,000)
                                                   -----     --------      -------       --------
BALANCE, DECEMBER 31, 1998......................   $ 200     $161,953      $15,330       $177,483
                                                   =====     ========      =======       ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1998         1997         1996
                                                          ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  17,937    $   1,068    $  16,504
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization......................     19,685       18,427       18,009
     Deferred income taxes..............................     (3,767)      (6,392)      (7,921)
     Pension and other postretirement benefits..........    (12,021)      (4,992)     (23,932)
     Workers' compensation..............................     (1,314)         308        1,469
     Income from discontinued operations................         --           --         (264)
     Change in operating assets and liabilities:
       Accounts receivable, trade -- net................     37,588      (21,863)      19,312
       Due from affiliates..............................     (7,674)       4,319        3,507
       Inventories......................................    (22,789)       6,064      (16,293)
       Prepaids and other assets........................       (876)       1,830       (1,882)
       Accounts payable, trade..........................    (14,594)      20,069       (6,346)
       Due to affiliates................................     (2,087)      (5,433)       7,945
       Accrued and other current liabilities............     13,366       (5,065)      (3,764)
       Other -- net.....................................      1,995          978        2,094
                                                          ---------    ---------    ---------
     Net cash provided by operating activities..........     25,369        9,318        8,438
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of accounts receivable.......................         --           --      (50,000)
  Purchase of property, plant and equipment.............    (44,259)     (39,967)     (20,561)
  Business acquisitions.................................     (7,251)          --           --
  Investment in Mt. Holly...............................       (319)         (11)      (2,815)
  Restricted cash deposits..............................         (9)          (4)         784
                                                          ---------    ---------    ---------
     Net cash used in investing activities..............    (51,838)     (39,982)     (72,592)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings............................................    233,610      234,816      200,833
  Repayment of borrowings...............................   (203,171)    (200,222)    (176,477)
  Dividends.............................................     (4,000)      (4,000)      (3,000)
                                                          ---------    ---------    ---------
     Net cash provided by financing activities..........     26,439       30,594       21,356
                                                          ---------    ---------    ---------
DECREASE IN CASH........................................        (30)         (70)     (42,798)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............         42          112       42,910
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..................  $      12    $      42    $     112
                                                          =========    =========    =========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation -- Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility and an aluminum fabrication facility near Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility. As of December 31, 1998, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned 50.33% by Alumax of South Carolina, Inc., a subsidiary of Alcoa ("ASC") and 23.00% by a subsidiary of Sudelektra Holding AG, a publicly traded Swiss company. Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group") is a major shareholder of Sudelektra Holding AG. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     The Company produces primary aluminum products and manufactures aluminum sheet and plate products.

     As explained in Note 11, the Company had holdings in a number of other entities in unrelated businesses that are presented as discontinued operations in 1996. The Company made a special distribution, in the form of a pro rata redemption of shares to its then current shareholders, comprised of these holdings effective March 28, 1996. The disclosures herein relate to continuing operations, unless otherwise indicated.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore. In April 1996, the Company completed an initial public offering of its common stock. At December 31, 1998, 1997 and 1996, the Glencore Group owned 39.6% of Century's common shares outstanding.

     On December 31, 1998, the Company acquired a cast aluminum plate business located in Vernon, California, from Alcoa Inc. The business is named Century Cast Plate, Inc. and operates as a wholly owned subsidiary of Century. The business produces cast and machined aluminum plate.

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

     Revenue -- Revenue is recognized when title passes to customers in accordance with contract terms, which may precede or coincide with shipments to customers. Included in net sales are tolling fees that the Company earns from smelting, casting and fabricating material supplied by third-party customers. Net sales includes tolling fees of $8,469, $14,428 and $32,480 for the years ended December 31, 1998, 1997 and 1996, respectively. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

                            CENTURY ALUMINUM COMPANY

     Cash and Restricted Cash Equivalents -- Cash and restricted cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash and restricted cash equivalents approximates fair value.

     Accounts Receivable -- The accounts receivable, trade are net of an allowance for uncollectable accounts of $2,390 and $2,270 at December 31, 1998 and 1997, respectively.

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

     Other Assets -- At December 31, 1998 and 1997, other assets consist primarily of the Company's investment in the Mt. Holly partnership and deferred tax assets.

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

     Fixed-Price Commitments and Forward Contracts -- The Company has entered into various fixed-price commitments to purchase alumina and primary aluminum and to sell primary and scrap aluminum and aluminum sheet and plate products. The Company has also entered into forward primary aluminum contracts to be settled in cash to manage the Company's exposure to changing primary aluminum prices. A change in market value of a forward contract is recognized as a gain or loss in the period of change and is recognized in the statements of operations as a gain or loss on forward contracts.

     Financial Instruments -- The Company's financial instruments (principally receivables, payables, debt and forward contracts) are carried at amounts that approximate fair value.

                            CENTURY ALUMINUM COMPANY

     Concentration of Credit Risk -- Financial instruments, in addition to forward contracts, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base, and their dispersion across many different geographical regions and markets. The Company routinely assesses the financial strength of its customers, but generally does not require collateral to support trade receivables.

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

     Reclassifications -- Certain reclassifications of 1997 and 1996 information were made to conform to the 1998 presentation.

     New Accounting Standards -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 1999. The Company is currently evaluating the potential impact SFAS No. 133 will have on its results of operations and financial position.

2.  INVENTORIES

     Inventories, at December 31, consist of the following:

                                                                1998        1997
                                                              --------    --------
Raw materials...............................................  $ 81,474    $ 62,440
Work-in-process.............................................    71,045      62,675
Finished goods..............................................    25,858      23,199
Operating and other supplies................................    19,328      18,206
Unrealized losses on forward contracts......................        --       3,565
                                                              --------    --------
                                                              $197,705    $170,085
                                                              ========    ========

     At December 31, 1998 and 1997, approximately 90% and 89% of inventories were valued at the lower of LIFO cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $20,150 and $16,670 at December 31, 1998 and 1997, respectively.

                            CENTURY ALUMINUM COMPANY

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at December 31, consists of the following:

                                                                1998        1997
                                                              --------    --------
Land and improvements.......................................  $  5,775    $  5,696
Buildings and improvements..................................    36,509      33,991
Machinery and equipment.....................................   295,711     262,398
Construction in progress....................................    50,951      38,939
                                                              --------    --------
                                                               388,946     341,024
Less accumulated depreciation...............................   161,626     142,683
                                                              --------    --------
                                                              $227,320    $198,341
                                                              ========    ========

     At December 31, 1998 and 1997, the cost of property, plant and equipment includes $51,454 and $49,561, respectively, and accumulated depreciation includes $20,547 and $18,559, respectively, representing the Company's undivided interest in the primary aluminum reduction facility in Mt. Holly, South Carolina.

     The Company has various operating lease commitments through 2003 relating to machinery and equipment. Expenses under all operating leases were $1,839, $1,504 and $1,717 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Future minimum lease payments under noncancelable operating leases as of December 31, 1998 are approximately $1,060 annually through 2003.

4.  DEBT

     On January 30, 1996 Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provides for a revolving credit facility that consists of borrowings and letters of credit up to $150 million in the aggregate, based on availability. The borrowing base for purposes of determining availability under the Facility is based upon certain eligible inventory and receivables. On May 11, 1998, the Company and Bank of America agreed to amend and extend the Facility to January 30, 2001.

     The variable interest rate on the borrowings under the Facility was 7.1% on December 31, 1998. Borrowings of $89,389 as of December 31, 1998 are collateralized by Century of West Virginia's and Berkeley's inventory and receivables and are guaranteed by the Company.

     The Facility provides customary events of default, including default upon the nonpayment of principal, interest, fees or other amounts, the occurrence of a change of control and a cross-default with respect to certain other obligations of the Company. The Facility also provides for various restrictive covenants, including restrictions on the payment of dividends and the making of capital expenditures, and requires the maintenance of certain financial ratios. There were two instances of noncompliance with certain of these restrictive covenants at December 31, 1998. The Company obtained waivers for the two instances of noncompliance from Bank of America effective as of December 31, 1998.

     See Note 18 for a discussion of subsequent events.

                            CENTURY ALUMINUM COMPANY

5.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31

                                                               1998       1997
                                                              -------    -------
Accrued and Other Current Liabilities
Income taxes................................................  $19,954    $10,276
Salaries, wages and benefits................................    9,973      6,953
Other.......................................................    6,806      5,135
                                                              -------    -------
                                                              $36,733    $22,364
                                                              =======    =======
Accrued Employee Benefit Costs -- Current Portion
Pensions....................................................  $10,418    $25,779
Postretirement benefits.....................................    7,843      5,800
Employee benefits cost......................................    7,775      7,084
                                                              -------    -------
                                                              $26,036    $38,663
                                                              =======    =======
Other Liabilities
Workers' compensation.......................................  $20,427    $21,829
Other.......................................................    3,856      2,481
                                                              -------    -------
                                                              $24,283    $24,310
                                                              =======    =======

     Century of West Virginia is self-insured for workers' compensation, except for certain catastrophic coverage that is provided under State of West Virginia insurance programs. Cash equivalents of $5,650 are restricted by the Company's self-insurance arrangements. The liability for self-insured workers' compensation claims has been discounted at 6% at December 31, 1998 and 1997. The components of the liability for workers' compensation at December 31 are as follows:

                                                            1998       1997
                                                           -------    -------
Undiscounted liability...................................  $41,015    $43,322
Less discount............................................   14,631     15,536
                                                           -------    -------
                                                           $26,384    $27,786
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

  Other Postretirement Benefits (OPEB)

     In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for substantially all retired employees. The Company accounts for these plans in accordance with

                            CENTURY ALUMINUM COMPANY

SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 106 requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. The Company funds these benefits as the retirees submit claims.

     The change in benefit obligations and change in plan assets as of December 31 are as follows:

                                                          1998                    1997
                                                  --------------------    --------------------
                                                  PENSION       OPEB      PENSION       OPEB
                                                  --------    --------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.........  $152,386    $137,493    $141,140    $126,517
Service cost....................................     3,004       3,220       2,995       2,786
Interest cost...................................    10,383      10,113      10,444       9,676
Plan changes....................................        --          --       1,987          --
Actuarial loss..................................     3,931      11,809       5,817       4,546
Obligation assumed in acquisition...............        --       7,300          --          --
Benefits paid...................................   (11,602)     (8,474)     (9,997)     (6,032)
                                                  --------    --------    --------    --------
Benefit obligation at end of year...............  $158,102    $161,461    $152,386    $137,493
                                                  ========    ========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year..........................................  $120,159    $     --    $ 86,326    $     --
Actual return on plan assets....................    16,309          --      22,060          --
Employer contribution...........................    20,604       8,474      21,770       6,032
Benefits paid...................................   (11,602)     (8,474)     (9,997)     (6,032)
                                                  --------    --------    --------    --------
Fair value of assets at end of year.............  $145,470    $     --    $120,159    $     --
                                                  ========    ========    ========    ========
FUNDED STATUS OF PLAN
Funded status...................................  $ 12,631    $161,461    $ 32,227    $137,493
Unrecognized actuarial gain (loss)..............    14,186     (25,494)     13,602     (14,507)
Unrecognized prior service cost.................    (6,607)      1,194      (7,911)      1,346
                                                  --------    --------    --------    --------
Net liability recognized........................  $ 20,210    $137,161    $ 37,918    $124,332
                                                  ========    ========    ========    ========

     Net periodic benefit costs were comprised of the following elements:

                                                           YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------
                                                 1998                1997                1996
                                          ------------------   -----------------   -----------------
                                          PENSION     OPEB     PENSION    OPEB     PENSION    OPEB
                                          --------   -------   -------   -------   -------   -------
Service cost............................  $  3,004   $ 3,220   $ 2,995   $ 2,786   $ 2,597   $ 2,521
Interest cost...........................    10,383    10,113    10,444     9,676     9,983     9,212
Expected return on plan assets..........   (11,468)       --    (7,666)       --    (9,912)       --
Net amortization and deferral...........       978       670     2,737      (149)    7,571       (95)
                                          --------   -------   -------   -------   -------   -------
Net periodic pension cost...............  $  2,897   $14,003   $ 8,510   $12,313   $10,239   $11,638
                                          ========   =======   =======   =======   =======   =======

                            CENTURY ALUMINUM COMPANY

     The following assumptions were used in the actuarial computations at December 31:

                                                              1998    1997    1996
                                                              ----    ----    ----
Discount rate...............................................  6.75%   7.00%   7.50%
Rate of increase in future compensation levels
  Hourly pension plan.......................................  4.00%   4.00%   5.00%
  Salaried pension plan.....................................  4.00%   4.00%   4.50%
Long term rate of return on pension plan assets.............  9.00%   9.00%   8.00%

     For measurement purposes, a 5.50%, 5.50% and 6.00% annual rate increase in the per capita cost of covered health care benefits was assumed for 1998, 1997 and 1996, respectively. The rates were assumed to decrease gradually to 5.25% and remain at that level thereafter.

     A one-percentage-point increase in the assumed rate of inflation in future medical costs would increase the postretirement benefit obligation at December 31, 1998 by $22,501 and would increase aggregate 1998 service and interest cost by $2,275. A one-percentage-point decrease in the assumed rate of inflation in future medical costs would decrease the postretirement benefit obligation at December 31, 1998 by $17,800 and would decrease aggregate 1998 service and interest cost by $1,778.

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions. Effective July 1, 1996 the contribution matching provision was increased to 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is in cash. Company contributions to the savings plan were $774, $806 and $661 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

8.  STOCK BASED COMPENSATION

     1996 Stock Incentive Plan -- The Company adopted the 1996 Stock Incentive Plan (the "Stock Incentive Plan") for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock Incentive Plan is 1,200,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. The Company awarded 460,000 performance share units at the time of the initial public offering for no consideration. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the performance share units, $13 per share, is being charged to compensation expense over their five year vesting period, which is one-third at the end of each of the third, fourth and fifth anniversary dates. The Stock Incentive Plan, as presently administered, provides for additional grants upon the attainment of certain established performance goals. Based upon the Company's performance in 1998, 48,874 performance share units were earned. These

                            CENTURY ALUMINUM COMPANY
performance share units will be converted to common stock in 1999. In 1998, the Company recognized $1,620 of expense related to the Stock Incentive Plan. The performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations.

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

                                                                   1998       1997      1996
                                                                  -------    ------    -------
Net Income                      As Reported...................    $17,937    $1,068    $16,504
                                Pro Forma.....................    $17,568    $  681    $16,176
Basic earnings per share        As Reported...................    $  0.90    $ 0.05    $  0.79
                                Pro Forma.....................    $  0.88    $ 0.03    $  0.78
Diluted earnings per share      As Reported...................    $  0.89    $ 0.05    $  0.79
                                Pro Forma.....................    $  0.87    $ 0.03    $  0.77

     Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which 67,000 have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

     A summary of the status of the Company's Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 1998, 1997 and 1996 and changes during the year ended on that date is presented below:

                                        1998                   1997                   1996
                                 -------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
OPTIONS                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------                          -------    --------    -------    --------    -------    --------
Outstanding at beginning of
  year.........................  595,600     $13.31     543,000     $13.13          --         --
Granted........................  102,900     $14.01      53,700     $15.12     543,000     $13.13
Exercised......................       --         --          --         --          --         --
Forfeited......................  (88,600)    $15.22      (1,100)    $13.00          --         --
                                 -------     ------     -------     ------     -------     ------
Outstanding at end of year.....  609,900     $13.15     595,600     $13.31     543,000     $13.13
                                 =======     ======     =======     ======     =======     ======

     The following table summarizes information about fixed stock options outstanding at December 31, 1998:

                       OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
-----------------------------------------------------------------   -----------------------------
                     NUMBER       WEIGHTED-AVG.     WEIGHTED-AVG.      NUMBER
    RANGE OF       OUTSTANDING      REMAINING         EXERCISE      EXERCISABLE    WEIGHTED-AVG.
EXERCISE PRICES    AT 12/31/98   CONTRACTUAL LIFE       PRICE       AT 12/31/98    EXERCISE PRICE
---------------    -----------   ----------------   -------------   ------------   --------------
$14.50 to $16.72      58,700        8.1 years          $15.67          50,967          $15.56
$11.50 to $14.49     529,300        7.3 years          $13.04         521,467          $13.03
$ 8.63 to $11.49      21,900        9.9 years          $ 9.01           7,300          $ 9.01

                            CENTURY ALUMINUM COMPANY

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997:

                                                              1998     1997
                                                              -----    -----
Weighted average fair value per option granted during the
  year......................................................  $3.43    $3.83
Dividends per quarter.......................................  $0.05    $0.05
Risk-free interest rate.....................................   5.32%    5.91%
Expected volatility.........................................     30%      30%
Expected lives (in years)...................................      3        3

9.  EARNINGS PER SHARE

     Basic and diluted earnings per share for income from continuing operations for the years ended December 31, are as follows (shares in thousands):

                                                          1998       1997      1996
                                                         -------    ------    -------
BASIC EARNINGS PER SHARE:
Numerator:
  Income from continuing operations available to common
     shareholders......................................  $17,937    $1,068    $16,240
Denominator:
  Average common shares outstanding....................   20,000    20,000     20,780
Basic earnings per share...............................  $  0.90    $ 0.05    $  0.78
                                                         =======    ======    =======
DILUTED EARNINGS PER SHARE:
Numerator:
  Income from continuing operations available to common
     shareholders......................................  $17,937    $1,068    $16,240
Denominator:
  Average common shares outstanding....................   20,000    20,000     20,780
  Effect of dilutive securities:
  Stock options and performance awards.................      266       241         96
                                                         -------    ------    -------
Common shares outstanding, assuming dilution...........   20,266    20,241     20,876
Diluted earnings per share.............................  $  0.89    $ 0.05    $  0.78
                                                         =======    ======    =======

10.  INCOME TAXES

     Significant components of the income tax expense from continuing operations consist of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997        1996
                                                      --------    -------    --------
Federal:
  Current expense...................................  $(12,487)   $(6,056)   $(14,628)
  Deferred benefit..................................     3,592      5,554       7,002
State:
  Current expense...................................    (1,482)      (937)     (2,195)
  Deferred benefit..................................       175        838         919
                                                      --------    -------    --------
  Total income tax expense..........................  $(10,202)   $  (601)   $ (8,902)
                                                      ========    =======    ========

                            CENTURY ALUMINUM COMPANY

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income from continuing operations is as follows:

                                                              1998    1997    1996
                                                              ----    ----    ----
Federal statutory rate......................................   35%     35%     35%
Effect of:
  Permanent differences.....................................   (2)     (3)     (3)
  State taxes, net of Federal benefit.......................    3       4       3
                                                               --      --      --
                                                               36%     36%     35%
                                                               ==      ==      ==

     Permanent differences primarily relate to the Company's foreign sales corporation.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                1998        1997
                                                              --------    --------
FEDERAL
Deferred federal tax assets:
  Accrued postretirement benefit cost.......................  $ 34,882    $ 27,957
  Accrued liabilities.......................................     9,880      12,710
                                                              --------    --------
     Net deferred federal tax assets........................    44,762      40,667
Deferred federal tax liabilities:
  Tax over financial statement depreciation.................   (30,316)    (33,541)
                                                              --------    --------
     Net deferred federal tax asset.........................    14,446       7,126
                                                              --------    --------
STATE
Deferred state tax assets:
  Accrued postretirement benefit cost.......................     4,983       3,994
  Accrued liabilities.......................................     1,512       1,899
                                                              --------    --------
     Net deferred state tax assets..........................     6,495       5,893
Deferred state tax liabilities:
  Tax over financial statement depreciation.................    (4,331)     (4,713)
                                                              --------    --------
     Net deferred state tax asset...........................     2,164       1,180
                                                              --------    --------
Net deferred tax asset......................................  $ 16,610    $  8,306
                                                              ========    ========

     Of the $16,610 net deferred tax asset at December 31, 1998, $7,137 is included in other assets; the remainder is included in current assets. At December 31, 1997, $1,566 of the net deferred tax asset was included in other assets; the remainder was included in current assets.

11.  DISCONTINUED OPERATIONS

     The Company made a special distribution of certain holdings of the Company in the form of a pro rata redemption of shares of its then current shareholders on March 28, 1996. The special distribution was comprised of the Company's holdings in several operations whose businesses were unrelated to the continuing aluminum operations of the Company, consisting principally of an inactive oil trading business, a distributor of ferro alloys and a finance business, whose principal activities consisted of providing financing to entities within the Glencore Group. The net assets and operating activities related to the businesses comprising the special

                            CENTURY ALUMINUM COMPANY
distribution have been classified as discontinued operations in the accompanying consolidated financial statements.

     Summary operating results of discontinued operations for the year ended December 31, 1996 are as follows:

Net sales...................................................  $31,065
                                                              =======
Income before income taxes..................................  $   433
Income tax expense..........................................     (169)
                                                              -------
Income from discontinued operations.........................  $   264
                                                              =======

12.  CONTINGENCIES AND COMMITMENTS

  Environmental Contingencies

     The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. The Company also is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company anticipates that the RFI will not be completed before mid 1999. Once the RFI and CMS are complete, the EPA will assess the need for clean up, and if any clean up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which the Company is required to investigate under the 3008(h) order arise out of activities which occurred during Kaiser's ownership and operation, and with respect to those conditions, Kaiser will be responsible for the costs of the RFI and required cleanup under the terms of the purchase agreement ("Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination discovered during or after completion of the RFI, which contamination was discharged from areas which Kaiser previously owned or operated, or for which Kaiser has retained ownership or responsibility. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     The Company is aware of two areas of contamination in the soil and groundwater at its previously owned Virgin Islands Alumina Company ("Vialco") facility. At the first of these areas, the Company has removed quantities of contaminated soils and has transported and disposed of such soils in approved facilities. In addition, it has begun a bioremediation program that it believes will fulfill the remaining legal requirements with respect to such soils. In the second area, the Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination that did not originate from HOVIC was

                            CENTURY ALUMINUM COMPANY
caused by releases on the property that predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, L.L.C., a subsidiary of Alcoa Alumina and Chemicals L.L.S. ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $300 on such environmental conditions and Vialco's indemnity is capped at $18,000. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,374 and $1,052 at December 31, 1998 and 1997, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

  Legal Contingencies

     Century of West Virginia is a named defendant (along with other companies) in approximately 2,029 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently 10 actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998 and 1999. The Company made its scheduled contributions for 1996, 1997 and 1998 and estimates that its scheduled contribution in the remaining year will be $7,000 above the minimum required contribution under Section 412 of the Internal Revenue Code. The Company has granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires. The Company, at its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

  Other

     Century of West Virginia's hourly employees, which comprise 72% of the Company's workforce, are represented by the United Steelworkers of America and are currently working under a four and one-half year labor agreement which expires May 31, 1999. Although the Company anticipates a new labor agreement will be negotiated by May 31, 1999, failure to reach a labor agreement could have a material adverse affect on the Company's financial condition, results of operations or liquidity.

13.  FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly through the issuance of fixed-price commitments and financial instruments.

     The Company had fixed price commitments to sell 543.9 million pounds and
302.7 million pounds of primary, scrap aluminum and sheet and plate products at December 31, 1998 and 1997, respectively. Of the total fixed-price sales commitments, 34.6 million pounds and 138.5 million pounds at December 31, 1998 and 1997, respectively, were with the Glencore Group. In addition, the Company had fixed price commitments to purchase 190.8 million pounds and 110.3 million pounds of aluminum and alloy raw materials at December 31, 1998 and 1997, respectively. Of the total fixed-price purchase commitments, 162.1 million pounds and 36.7 million pounds at December 31, 1998 and 1997, respectively, were with the Glencore Group.

     In order to manage the company's exposure to fluctuating commodity prices, the Company enters into forward sales and purchase contracts for primary aluminum that will be settled in cash. At December 31, 1998 and 1997, the Company had forward sales contracts, primarily with the Glencore Group, for 65.6 and 100.0 million pounds, respectively. At December 31, 1998 and 1997, the Company had forward purchase contracts, primarily with the Glencore Group, for
18.0 million and 2.0 million pounds, respectively. Forward purchase and sales contracts at December 31, 1998 are scheduled for settlement at various dates in 1999. Based on market prices at December 31, 1998, these contracts could be settled by the Company receiving approximately $3,121. The actual settlement will be based on market prices on the respective settlement dates.

     The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

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

14.  RELATED PARTY TRANSACTIONS

     The related party transactions occurring during the years ended December 31, 1998, 1997 and 1996, and not discussed elsewhere in the notes to the consolidated financial statements, are described below.

  Related Party Transactions -- Century

     During the years 1996, 1997 and 1998 and at December 31, 1998, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. Prior to March 28, 1996, he was also an officer of Glencore. In addition, during the year ended and at December 31, 1998, one of Century's Board members was employed by Glencore International AG.

  Related Party Transactions -- Century of West Virginia

     During the years ended December 31, 1998, 1997 and 1996, Century of West Virginia purchased alumina and bought and sold primary and scrap aluminum in transactions with Glencore Ltd. at prices which management believes approximated market.

  Related Party Transactions -- Berkeley

     A substantial portion of Berkeley's sales during the years ended December 31, 1998, 1997 and 1996 were to Glencore. Effective January 1, 1996, and for the term of one year, the Company entered into the Services and Marketing Agreement with Glencore pursuant to which Glencore furnished training and marketing assistance in connection with Century's ownership of the Mt. Holly Facility.

  Summary

     A summary of the aforementioned related party transactions for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                       1998        1997        1996
                                                      -------    --------    --------
Net sales...........................................  $74,252    $105,521    $138,711
Purchases...........................................   43,651      84,250      89,832
Management, consulting and training fees............       --          --         500
Net gain (loss) on forward contracts................   10,574      (6,837)     (6,670)

     See Note 13 for a discussion of the Company's fixed-price commitments and forward contracts with related parties.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1997      1996
                                                          ------    ------    -------
Cash paid for:
  Interest..............................................  $5,528    $4,629    $ 2,694
  Income taxes..........................................   9,850     9,260     17,280
Cash received from income tax refunds...................   5,584       159        448

                            CENTURY ALUMINUM COMPANY

  Non-Cash Investing Activities

     During the years ended December 31, 1998, 1997 and 1996, $3,242, $1,292 and $89, respectively, of interest cost incurred in the construction of equipment was capitalized.

16.  BUSINESS SEGMENTS

     The Company's two reportable business segments are primary aluminum and sheet and plate products. The primary aluminum segment produces rolling ingot, t-ingot, extrusion billet and foundry ingot for internal use and sales to customers. The sheet and plate segment produces a wide range of products such as: brazing sheet for sale to automobile manufacturers, heat treated and non-heat treated plate for sale to aerospace and defense manufacturers, heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

     The accounting policies of the segments are the same as those described in
Note 1 "Summary of Significant Accounting Policies" except that intersegment revenues are accounted for based upon a market-based standard established by the Company. The Company evaluates segment performance based upon gross profit.

     Century's business segments are strategic business units that manufacture and sell different products. The two business segments are managed separately and require different technology, manufacturing processes and sales and marketing strategies.

                                                                            CORPORATE,
                                                                           UNALLOCATED
                                           PRIMARY     SHEET AND PLATE    & ELIMINATIONS     TOTAL
1998                                       --------    ---------------    --------------    --------
Net Sales
  Third-party customers..................  $ 41,484       $534,522          $      --       $576,006
  Related party customers................    74,252             --                 --         74,252
  Intersegment...........................   234,541             --           (234,541)            --
Depreciation and amortization............     9,308         10,191                186         19,685
Segment gross profit (loss)..............    28,791          9,857               (186)        38,462
Segment assets(1)........................   181,383        353,028             11,219        545,630
Expenditures for segment assets..........    19,132         25,126                  1         44,259

                                                                            CORPORATE,
                                                                           UNALLOCATED
                                           PRIMARY     SHEET AND PLATE    & ELIMINATIONS     TOTAL
1997                                       --------    ---------------    --------------    --------
Net Sales
  Third-party customers..................  $ 33,682       $581,785          $      --       $615,467
  Related party customers................   105,521             --                 --        105,521
  Intersegment...........................   231,274             --           (231,274)            --
Depreciation and amortization............     9,026          9,341                 60         18,427
Segment gross profit (loss)..............    51,609        (22,448)               (60)        29,101
Segment assets(1)........................   166,603        329,775             10,770        507,148
Expenditures for segment assets..........    10,703         26,397              2,867         39,967

                            CENTURY ALUMINUM COMPANY

                                                                            CORPORATE,
                                                                           UNALLOCATED
                                           PRIMARY     SHEET AND PLATE    & ELIMINATIONS     TOTAL
1996                                       --------    ---------------    --------------    --------
Net Sales
  Third-party customers..................  $ 13,103       $537,065          $      --       $550,168
  Related party customers................   138,711             --                 --        138,711
  Intersegment...........................   210,044             --           (210,044)            --
Depreciation and amortization............     9,062          8,947                 --         18,009
Segment gross profit (loss)..............    45,731          6,662                 --         52,393
Segment assets(1)........................   157,671        313,764              2,296        473,731
Expenditures for segment assets..........     9,715         10,768                 78         20,561

---------------
(1) Segment assets include accounts receivable, due from affiliates, inventory and property, plant and equipment-net, the remaining assets are unallocated corporate assets, deferred tax assets and intersegment eliminations.

     Included in the consolidated financial statements are the following amounts related to geographic locations:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
Net Sales
  United States....................................  $568,136    $586,339    $585,407
  Canada...........................................    54,763      60,300      50,532
  Europe...........................................    14,611      46,388      46,687
  Other............................................    12,748      27,961       6,253

     At December 31, 1998 and 1997, all of the Company's long-lived assets were located in the United States.

     Revenues from one customer, Glencore, in Century's primary segment represented 11.4%, 14.6% and 20.1% of the Company's consolidated revenues in 1998, 1997 and 1996, respectively.

17.  QUARTERLY INFORMATION (UNAUDITED)

     Financial results by quarter for the years ended December 31, 1998 and 1997 are as follows:

                                                         GROSS       NET       INCOME
                                              NET       PROFIT     INCOME      (LOSS)
                                             SALES      (LOSS)     (LOSS)     PER SHARE
                                            --------    -------    -------    ---------
1998:
  1st Quarter.............................  $176,390    $13,511    $ 5,828     $ 0.29
  2nd Quarter.............................   156,762     11,826      8,110       0.41
  3rd Quarter.............................   162,727      6,523      1,942       0.10
  4th Quarter.............................   154,379      6,602      2,057       0.10
1997:
  1st Quarter.............................  $191,531    $ 6,946    $ 1,726     $ 0.09
  2nd Quarter.............................   191,477     11,581      2,783       0.14
  3rd Quarter.............................   169,709       (155)    (3,203)     (0.16)
  4th Quarter.............................   168,271     10,729       (238)     (0.01)

                            CENTURY ALUMINUM COMPANY

18.  SUBSEQUENT EVENT

     On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide, based on availability, up to $180,000 of revolving loans, term loans and letters of credit to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The credit facilities consist of a revolving loan of up to $160,000 and a term loan of $20,000. On March 31, 1999, the Company closed on the revolving loan. The revolving loan is secured by Century of West Virginia's, Berkeley's and Century Cast Plate's inventory and receivables. To the extent the Company draws on the term loan, the credit facilities are secured by a first priority security interest in all of Century of West Virginia's, Berkeley's and Century Cast Plate's inventory, receivables, property, plant and equipment and stock of certain subsidiaries. The credit facilities have a variable interest rate and mature five years from the closing date. Subject to certain limitations, the borrowers may select base rate or LIBOR loans. The interest rate margins that the Company will pay are dependent upon the Company's attainment of a defined coverage ratio.

     The Bank Agreement provides for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property and assets except in the ordinary course of business, (ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to $5,000 per year, (iv) a prohibition on change of business or change of control and (v) maintenance of certain financial ratios.

     The Bank Agreement provides customary events of default, including default for nonpayment of principal, interest, fees or other amounts, any violation of restrictive covenants and insolvency by the borrower. The Company expects to complete the $20,000 term loan financing in the second quarter of 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the captions "1. ELECTION OF DIRECTORS" and
Section 16(a) Beneficial Ownership Reporting Compliance" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The (i) information set forth under the caption "Board and Committee Meetings; Directors' Compensation" and (ii) information set forth under the captions "Executive Compensation," "Employment Agreements", "Severance Compensation Arrangements", "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relationships" all to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference. Notwithstanding the foregoing, (i) the information set forth in said Proxy Statement under the caption "Report of the Compensation Committee" and (ii) the information set forth under the caption "Performance Graph" in said Proxy Statement, is NOT incorporated by reference herein or in any other filing of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions and Relationships" to be included in the Company's definitive Proxy Statement relating to the Annual Meeting of Stockholders to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors' Report are included in Part II, Item 8 of this Form 10-K.

     Independent Auditors' Report.

     Consolidated Balance Sheets at December 31, 1998 and 1997.

     Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

     Notes to the Consolidated Financial Statements.

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report.

     Schedule I -- Condensed Financial Information of Registrant as of and for the years ended December 31, 1998, 1997 and 1996.

     Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1998, 1997 and 1996.

(a)(3) LIST OF EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
     3.1 Restated Certificate of Incorporation of Registrant.*
     3.2 Amended and Restated Bylaws of Registrant.*
     4.1 Form of Stock Certificate.*
    10.2 Alumina Supply Agreement between Alcoa Alumina & Chemicals,
         L.L.C., Alcoa of Australia, Ltd. and Ravenswood Aluminum
         Corporation, dated July 24, 1995.*(a)
    10.4 Agreement between Ravenswood Aluminum Corporation and United
         Steelworkers of America AFL-CIO, Local 5668, dated November
         30, 1994.*
    10.5 Agreement between Ravenswood Aluminum Corporation and United
         Steelworkers of America AFL-CIO, Local 5668, dated June 12,
         1992.*
    10.6 Form of Employment Agreement between Century Aluminum
         Company and Craig A. Davis.*(b)
    10.7 Form of Employment Agreement between Century Aluminum
         Company and Gerald A. Meyers.*(b)
    10.8 Form of Employment Agreement between Century Aluminum
         Company and Gerald J. Kitchen.*(b)
    10.9 Form of Employment Agreement between Century Aluminum
         Company and David W. Beckley.*(b)
    10.10 Form of Employment Agreement between Century Aluminum
         Company and Steven R. Sedberry.*(b)
    10.11 Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.*(b)
    10.12 Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.*(b)
    10.13 Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.*(b)
    10.14 Form of Severance Agreement between Century Aluminum Company and David W. Beckley.*(b)
    10.15 Form of Severance Agreement between Century Aluminum Company and Steven R. Sedberry.*(b)
    10.16 1996 Stock Incentive Plan.*(b)
    10.17 Non-Employee Directors Stock Option Plan.*(b)
    10.18 Amended and Restated Asset Purchase Agreement between Kaiser
         Aluminum & Chemical Corporation and Ravenswood Acquisition
         Corporation, dated as of December 13, 1988.*
    10.19 Acquisition Agreement between Virgin Islands Alumina
         Corporation and St. Croix Alumina, L.L.C., dated July 19,
         1995.*
    10.20 Ravenswood Environmental Services Agreement between Kaiser
         Aluminum & Chemical Corporation and Ravenswood Aluminum
         Corporation, dated as of February 7, 1989.*

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
    10.22 Form of Tax Sharing Agreement.*
    10.23 Form of Disaffiliation Agreement.*
    10.26 Loan and Security Agreement among various financial
         institutions, BankAmerica Business Credit, Inc., as agent,
         Ravenswood Aluminum Corporation and Berkeley Aluminum, Inc.,
         dated as of January 30, 1996.*
    10.27 Security Agreement, made by Century Aluminum Company in favor of BankAmerica Business Credit, Inc. dated as of
         January 30, 1996.*
    10.28 Guaranty by Century Aluminum Company in favor of BankAmerica
         Business Credit, Inc. dated as of January 30, 1996.*
    10.29 Agreement among the Pension Benefit Guaranty Corporation,
         Century Aluminum Company, Ravenswood Aluminum Corporation,
         Berkeley Aluminum, Inc., Ravenswood Receivables Corporation,
         Ravenswood International Sales Corp., Virgin Islands Alumina
         Corporation, Glencore Holdings AG, Glencore International
         AG, Glencore AG, Vialco Holdings Ltd., Glencore Marketing
         Inc., Pickands Mather Sales, Inc., Berkeley Finance
         Corporation, Adam Maritime Corp., Glencore Canada, Inc. and
         Clarendon Coal, Inc., dated as of January 23, 1996.*
    10.30 Intercreditor Agreement between the Pension Benefit Guaranty
         Corporation and BankAmerica Business Credit, Inc., dated as of January 30, 1996.*
    10.31 Amended and Restated Owners Agreement between Alumax of
         South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore
         Primary Aluminum Company LLC, dated as of January 26, 1996.*
    10.32 Limited Term Firm Power Supply Agreement between Ravenswood
         Aluminum Corporation and Ohio Power Company dated as of June
         28, 1996.(c)
    10.33 Amendment No. 1 to the Limited Term Firm Power Supply
         Agreement between Ravenswood Aluminum Corporation and Ohio
         Power Company dated as of June 28, 1996. (c)
    10.34 Tenth Amendment to Loan and Security Agreement by and among
         Century Aluminum of West Virginia, Inc. and Berkeley
         Aluminum, Inc. and BankAmerica Business Credit, Inc. entered into as of May 11,1998.(d)
    10.37 Century Aluminum Company 1996 Stock Incentive Plan
         Implementation Guidelines.(b)(d)
    10.38 Century Aluminum Company Incentive Compensation Plan.(b)(d)
    11.1 Calculation of Basic and Diluted Earnings per Common Share.
    21.1 List of Subsidiaries.
    23.1 Consent of Deloitte & Touche LLP.
    27.0 Financial Data Schedule.

---------------
 * Incorporated by reference to the Registrant's Form S-1 Registration Statement, as amended, Registration No. 33-95486.

(a) Confidential treatment has been granted as to portions of this exhibit.

(b) Management contract or compensatory plan.

(c) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(d) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

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

Dated: March 31, 1999

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
                /s/ CRAIG A. DAVIS                   Chairman and Chief Executive       March 31, 1999
---------------------------------------------------    Officer
                  Craig A. Davis

             /s/ WILLIAM R. HAMPSHIRE                Vice Chairman                      March 31, 1999
---------------------------------------------------
               William R. Hampshire

               /s/ GERALD A. MEYERS                  President, Chief Operating         March 31, 1999
---------------------------------------------------    Officer and Director
                 Gerald A. Meyers

               /s/ DAVID W. BECKLEY                  Executive Vice President and       March 31, 1999
---------------------------------------------------    Chief Financial Officer
                 David W. Beckley                      (Principal Financial Officer
                                                       and Principal Accounting
                                                       Officer)

               /s/ ROMAN A. BNINSKI                  Director                           March 31, 1999
---------------------------------------------------
                 Roman A. Bninski

               /s/ JOHN C. FONTAINE                  Director                           March 31, 1999
---------------------------------------------------
                 John C. Fontaine

              /s/ WILLY R. STROTHOTTE                Director                           March 31, 1999
---------------------------------------------------
                Willy R. Strothotte

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999 (March 31, 1999 as to Note 18 to the consolidated financial statements) included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in Item 14 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 9, 1999

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
PROPERTY, PLANT AND EQUIPMENT -- NET........................  $  1,029     $  1,214
INVESTMENTS IN WHOLLY-OWNED SUBSIDIARIES....................   195,734      170,546
                                                              --------     --------
          TOTAL.............................................  $196,763     $171,760
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
DUE TO SUBSIDIARIES.........................................  $ 18,700     $  8,214
OTHER CURRENT LIABILITIES...................................       580           --
                                                              --------     --------
     CURRENT LIABILITIES....................................    19,280        8,214
CONTINGENCIES AND COMMITMENTS (Note 2)
SHAREHOLDERS' EQUITY
  Common Stock..............................................       200          200
  Additional paid-in capital................................   161,953      161,953
  Retained earnings.........................................    15,330        1,393
                                                              --------     --------
     Total shareholders' equity.............................   177,483      163,546
                                                              --------     --------
          TOTAL.............................................  $196,763     $171,760
                                                              ========     ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
EQUITY IN INCOME FROM CONTINUING OPERATIONS OF WHOLLY-OWNED
  SUBSIDIARIES..............................................  $17,937     $1,068     $16,240
EQUITY IN INCOME FROM DISCONTINUED OPERATIONS OF
  WHOLLY-OWNED SUBSIDIARIES.................................       --         --         264
                                                              -------     ------     -------
NET INCOME..................................................  $17,937     $1,068     $16,504
                                                              =======     ======     =======
BASIC EARNINGS PER COMMON SHARE
  Income from continuing operations.........................  $  0.90     $ 0.05     $  0.78
  Income from discontinued operations.......................       --         --        0.01
                                                              -------     ------     -------
  Net income................................................  $  0.90     $ 0.05     $  0.79
                                                              =======     ======     =======
DILUTED EARNINGS PER COMMON SHARE
  Income from continuing operations.........................  $  0.89     $ 0.05     $  0.78
  Income from discontinued operations.......................       --         --        0.01
                                                              -------     ------     -------
  Net income................................................  $  0.89     $ 0.05     $  0.79
                                                              =======     ======     =======

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                1998       1997        1996
                                                              --------    -------    --------
                                                                  (DOLLARS IN THOUSANDS)
NET CASH FROM OPERATING ACTIVITIES
  Net income................................................  $ 17,937    $ 1,068    $ 16,504
  Equity in undistributed net income of subsidiaries........   (17,937)    (1,068)    (16,504)
  Change in other current liabilities.......................       580         --          --
                                                              --------    -------    --------
Net cash provided by operating activities...................       580         --          --
                                                              --------    -------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................        (1)    (1,275)         --
  Business acquisitions.....................................    (7,251)        --          --
                                                              --------    -------    --------
Net cash used in investing activities.......................    (7,252)    (1,275)         --
                                                              --------    -------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from subsidiaries..............................    10,672      5,275       3,000
  Dividends paid............................................    (4,000)    (4,000)     (3,000)
                                                              --------    -------    --------
Net cash provided by financing activities...................     6,672      1,275          --
                                                              --------    -------    --------
Net increase/(decrease) in cash.............................        --         --          --
Beginning cash..............................................        --         --          --
                                                              --------    -------    --------
ENDING CASH.................................................  $     --    $    --    $     --
                                                              ========    =======    ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                              FOR THE YEARS ENDED
                        DECEMBER 31, 1998, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation -- In the accompanying condensed financial information of the Registrant ("parent-company-only financial statements"), the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings and losses of subsidiaries. The Company's share of income from continuing and discontinued operations of subsidiaries is reflected using the equity method of accounting. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements and the notes to such consolidated financial statements appearing in this Form 10-K ("Consolidated Financial Statements").

2.  CONTINGENCIES AND COMMITMENTS

     For disclosure of contingencies and commitments, see Notes 4, 12, 13 and 18 to the Consolidated Financial Statements.

3.  SHAREHOLDERS' EQUITY

     For disclosure of information concerning shareholders' equity, see Note 7 to the Consolidated Financial Statements.

                            CENTURY ALUMINUM COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT    CHARGED TO                  BALANCE AT
                                                  BEGINNING      COST AND                      END
                                                  OF PERIOD      EXPENSE      DEDUCTIONS    OF PERIOD
                                                  ----------    ----------    ----------    ----------
                                                                 (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1996:
  Allowance for doubtful trade accounts
     receivable.................................    $  700        $1,000          $--         $1,700
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful trade accounts
     receivable.................................    $1,700        $  570          $--         $2,270
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful trade accounts
     receivable.................................    $2,270        $  120          $--         $2,390