Form 10-Q
period 1999-03-31
CENTURY ALUMINUM CO
filed 1999-05-14
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31,1999.

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

Yes |X| No |_|

      The registrant had 20,202,205 shares of common stock outstanding at April 30, 1999.

                            CENTURY ALUMINUM COMPANY

                     Index to Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 1999

                         Part I - Financial Information

Item 1 - Financial Statements                                        Page Number

      Consolidated Balance Sheets as
      of March 31, 1999
      and December 31, 1998.........................................      1

      Consolidated Statements of
      Operations for the three months
      ended March 31, 1999 and 1998.................................      2

      Consolidated Statements of Cash
      Flows for the three months
      ended March 31, 1999 and 1998.................................      3

      Notes to the Consolidated Financial Statements................     4-10

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................    11-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.    19-20

                           Part II - Other Information

Item 1 - Legal Proceedings..........................................     21

Item 6 - Exhibits and Reports on Form 8-K...........................     21

Signatures..........................................................     22

Exhibit Index.......................................................   23-24

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   March 31,      December 31,
                                                                                     1999            1998
                                                                                   --------       ------------
                                                     ASSETS
CURRENT ASSETS:
     Cash ......................................................................   $      8       $         12
     Restricted cash equivalents ...............................................      5,815              5,814
     Accounts receivable, trade - net ..........................................     85,464             74,948
     Due from affiliates .......................................................      9,186             16,036
     Inventories ...............................................................    198,879            197,705
     Prepaid and other assets ..................................................      8,031              9,006
                                                                                   --------       ------------
          Total current assets .................................................    307,383            303,521
PROPERTY, PLANT AND EQUIPMENT - NET ............................................    229,937            227,320
OTHER ASSETS ...................................................................     17,005             14,789
                                                                                   --------       ------------
          TOTAL ................................................................   $554,325       $    545,630
                                                                                   ========       ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ...................................................   $ 38,192       $     37,450
     Due to affiliates .........................................................      7,363             15,146
     Accrued and other current liabilities .....................................     33,365             36,733
     Accrued employee benefits costs - current portion .........................     19,628             26,036
                                                                                   --------       ------------
          Total current liabilities ............................................     98,548            115,365
                                                                                   --------       ------------
REVOLVING TERM LOAN ............................................................    117,237             89,389
ACCRUED PENSION BENEFITS COSTS - Less current portion ..........................     10,067              9,792
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ...................    130,453            129,318
OTHER LIABILITIES ..............................................................     21,943             24,283
                                                                                   --------       ------------
          Total noncurrent liabilities .........................................    279,700            252,782
                                                                                   --------       ------------

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,202,205
       shares outstanding at March 31, 1999 and 20,000,000 at December 31, 1998)        202                200
     Additional paid-in capital ................................................    164,406            161,953
     Retained earnings .........................................................     11,469             15,330
                                                                                   --------       ------------
          Total shareholders' equity ...........................................    176,077            177,483
                                                                                   --------       ------------
          TOTAL ................................................................   $554,325       $    545,630
                                                                                   ========       ============

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         Three months ended
                                                             March 31,
                                                     ---------------------------
                                                        1999             1998
                                                     ---------        ---------
NET SALES:
   Third-party customers .....................       $ 148,730        $ 153,357
   Related parties ...........................          14,629           23,033
                                                     ---------        ---------
                                                       163,359          176,390

COST OF GOODS SOLD ...........................         161,800          162,879
                                                     ---------        ---------

GROSS PROFIT .................................           1,559           13,511

SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES ...................           4,272            4,457
                                                     ---------        ---------

OPERATING INCOME (LOSS) ......................          (2,713)           9,054

INTEREST EXPENSE - Net .......................          (1,530)            (688)
NET GAIN (LOSS) ON FORWARD CONTRACTS .........             (50)           1,028
OTHER EXPENSE ................................             (18)            (288)
                                                     ---------        ---------

INCOME (LOSS) BEFORE INCOME TAXES ............          (4,311)           9,106

INCOME TAX (EXPENSE) BENEFIT .................           1,552           (3,278)
                                                     ---------        ---------

NET INCOME (LOSS) ............................       $  (2,759)       $   5,828
                                                     =========        =========

EARNINGS (LOSS)  PER COMMON SHARE
   Basic .....................................       $   (0.14)       $    0.29
                                                     =========        =========
   Diluted ...................................       $   (0.14)       $    0.29
                                                     =========        =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic .....................................          20,202           20,000
                                                     =========        =========
   Diluted ...................................          20,312           20,259
                                                     =========        =========

DIVIDENDS PER COMMON SHARE ...................       $    0.05        $    0.05
                                                     =========        =========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                          Three months ended
                                                                              March 31,
                                                                         ---------------------
                                                                            1999        1998
                                                                         ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ................................................   $  (2,759)   $  5,828
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
             Depreciation and amortization ...........................       5,779       4,890
             Deferred income taxes ...................................        (125)         --
             Pension and other postretirement benefits ...............      (4,909)     (1,982)
             Workers' compensation ...................................          (5)         --
             Change in operating assets and liabilities:
                  Accounts receivable, trade - net ...................     (10,516)      8,193
                  Due from affiliates ................................       6,850      (4,002)
                  Inventories ........................................        (697)       (396)
                  Prepaids and other assets ..........................         742         641
                  Accounts payable, trade ............................         742     (11,605)
                  Due to affiliates ..................................      (7,783)     (5,517)
                  Accrued and other current liabilities ..............      (3,456)     12,760
                  Other - net ........................................      (1,537)        183
                                                                         ---------    --------
             Net cash provided by (used in) operating activities .....     (17,674)      8,993
                                                                         ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ........................      (9,371)     (8,370)
    Purchase price adjustment related to business acquisitions .......         296          --
    Restricted cash deposits .........................................          (1)         (2)
                                                                         ---------    --------
             Net cash used in investing activities ...................      (9,076)     (8,372)
                                                                         ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings .......................................................     174,981      64,432
    Repayment of borrowings ..........................................    (147,133)    (63,095)
    Dividends ........................................................      (1,102)     (1,000)
                                                                         ---------    --------
             Net cash provided by financing activities ...............      26,746         337
                                                                         ---------    --------
NET INCREASE (DECREASE) IN CASH ......................................          (4)        958

CASH, BEGINNING OF PERIOD ............................................          12          42
                                                                         ---------    --------

CASH, END OF PERIOD ..................................................   $       8    $  1,000
                                                                         =========    ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

1.  General

      Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), which operates a primary aluminum reduction facility and an aluminum fabrication facility near Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 26.67% undivided interest in the property, plant and equipment comprising MHAC. Century Aluminum Company's other subsidiary is Century Cast Plate, Inc. ("Century Cast Plate") which operates a cast aluminum plate business located in Vernon, California. This business operates as a wholly-owned subsidiary of Century.

      Glencore AG and Vialco Holdings Ltd., which are wholly-owned subsidiaries of Glencore International AG (together with its subsidiaries, the "Glencore Group") own 7,925,000 common shares, or 39.2% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, scrap aluminum, alumina and metals risk management.

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  Inventories

      Inventories consist of the following:

                                                       March 31,    December 31,
                                                         1999           1998
                                                       --------     ------------
Raw materials ................................         $ 74,560       $ 81,474
Work-in-process ..............................           77,368         71,045
Finished goods ...............................           28,292         25,858
Operating and other supplies .................           18,659         19,328
                                                       --------       --------
                                                       $198,879       $197,705
                                                       ========       ========

      At March 31, 1999 and December 31, 1998, approximately 88% and 90%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $22,813 and $20,150 at March 31, 1999 and December 31, 1998, respectively.

3.  Bank Revolving Credit Facility

      On January 30, 1996 Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of America"). The Facility provided for a revolving credit facility that consisted of borrowings and letters of credit up to $150 million in the aggregate. On March 31, 1999, the Company refinanced the borrowings outstanding and terminated the Facility.

      On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $180,000 of credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The credit facilities consist of a revolving loan of up to $160,000 and a term loan of $20,000. On March 31, 1999, the Company closed on the revolving loan. The revolving loan is secured by Century of West Virginia's, Berkeley's and Century Cast Plate's inventory and receivables. To the extent the Company draws on the term loan, the credit facilities will be secured by a first priority security interest in all of Century of West Virginia's, Berkeley's and Century Cast Plate's inventory, receivables, property, plant and equipment and stock of certain subsidiaries. The credit facilities have a variable interest rate and mature five years from the closing date. Subject to certain limitations, the borrowers may select base rate or LIBOR loans. The interest rate margins that the Company will pay are dependent upon the Company's attainment of a defined coverage ratio. The interest rate at March 31, 1999 was 8%. The Company expects to complete the $20,000 term loan financing in the second quarter of 1999.

4.  Equity

      Changes in the Company's equity for the first three months of 1999 are as follows:

                                                 Additional                     Total
                                      Common      Paid-In       Retained    Shareholders'
                                       Stock      Capital       Earnings       Equity
                                      -------    ----------     --------    -------------
Balance, December 31, 1998 ........   $   200    $ 161,953      $15,330       $177,483
Net loss ..........................                              (2,759)        (2,759)
Dividends .........................                              (1,102)        (1,102)
Performance share unit conversion
   to common stock ................         2        2,453                       2,455
                                      -------    ---------      -------       --------
Balance, March 31, 1999 ...........   $   202    $ 164,406      $11,469       $176,077
                                      =======    =========      =======       ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

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

      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,574 and $1,374 at March 31, 1999 and December 31, 1998, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

      Legal Contingencies

      Century of West Virginia is a named defendant (along with other companies) in approximately 2,029 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently 10 actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. Those matters have been settled for nominal amounts, pending completion of settlement papers. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

a labor agreement could have a material adverse affect on the Company's financial condition, results of operations or liquidity.

6. Fixed-Price Commitments and Forward Contracts

      The Company produces primary aluminum products and manufactures aluminum sheet and plate products and manages the risks of each accordingly through the issuance of fixed-price commitments and financial instruments.

      The Company had fixed price commitments to sell 516.1 million pounds and
543.9 million pounds of primary, scrap aluminum and sheet and plate products at March 31, 1999 and December 31, 1998, respectively. Of the total fixed-price sales commitments, 25.8 million pounds and 34.6 million pounds at March 31, 1999 and December 31, 1998, respectively, were with the Glencore Group. In addition, the Company had fixed price commitments to purchase 182.2 million pounds and
190.8 million pounds of aluminum and alloy raw materials at March 31, 1999 and December 31, 1998, respectively. Of the total fixed-price purchase commitments,
153.1 million pounds and 162.1 million pounds at March 31, 1999 and December 31, 1998, respectively, were with the Glencore Group.

      In order to manage the Company's exposure to fluctuating commodity prices, the Company enters into forward sales and purchase contracts for primary aluminum that will be settled in cash. At March 31, 1999 and December 31, 1998, the Company had forward sales contracts, primarily with the Glencore Group, for
65.6 million pounds. At March 31, 1999 and December 31, 1998, the Company had forward purchase contracts, primarily with the Glencore Group, for 16.3 million and 18.0 million pounds, respectively. Forward purchase and sales contracts at March 31, 1999 are scheduled for settlement at various dates in 1999. Based on market prices at March 31, 1999, these contracts could be settled by the Company receiving approximately $3,213. The actual settlement will be based on market prices on the respective settlement dates.

      The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

7. Supplemental Cash Flow Information

                                                         Three Months Ended
                                                              March 31,
                                                         ------------------
                                                          1999        1998
                                                         ------      ------
      Cash paid for:
           Interest ................................     $2,241      $1,524
           Income taxes ............................        505         100
      Cash received from income tax refunds ........        356       5,542

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                      Periods Ended March 31, 1999 and 1998
                             (Dollars in Thousands)

Business Segments

      The Company's two reportable business segments are primary aluminum and sheet and plate products. The primary aluminum segment produces rolling ingot, t-ingot, extrusion billet and foundry ingot for internal use and sales to customers. The sheet and plate segment produces a wide range of products such as: brazing sheet for sale to automobile manufacturers, heat treated and non-heat treated plate for sale to aerospace and defense manufacturers, heavy gauge, wide- leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

      The accounting policies of the segments are the same as those described in the Company's December 31, 1998, Form 10-K, except that intersegment revenues are accounted for based upon a market-based standard established by the Company. The Company evaluates segment performance based upon gross profit.

      Century's business segments are strategic business units that manufacture and sell different products. The two business segments are managed separately and require different technology, manufacturing processes and sales and marketing strategies. Information regarding the Company's business segments for the three months ended March 31, 1999 and 1998 is summarized below:

                                                           Corporate,
                                            Sheet and     Unallocated
          1999                Primary         Plate      & Eliminations    Total
          ----                -------         -----      --------------    -----
Net Sales
   Third-party customers      $ 13,343       $135,387      $     --       $148,730
   Related party customers      14,629             --            --         14,629
   Intersegment                 48,832             --       (48,832)            --
Segment gross profit (loss)     (4,157)         5,716            --          1,559

                                                           Corporate,
                                            Sheet and     Unallocated
          1998                Primary         Plate      & Eliminations    Total
          ----                -------         -----      --------------    -----
Net Sales
   Third-party customers      $ 10,004       $143,353      $     --       $153,357
   Related party customers      23,033             --            --         23,033
   Intersegment                 59,430             --       (59,430)            --
Segment gross profit (loss)     10,803          2,750           (42)        13,511

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER
THE PRIVATE SECURITIES REFORM ACT OF 1995.

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, Year 2000 readiness, environmental matters and liquidity under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1 Legal Proceedings." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are: general economic and business conditions; changes in demand for the Company's products and services or the products of the Company's customers; fixed asset utilization; competition; the risk of technological changes and the Company's competitors developing more competitive technologies; the Company's dependence on certain important customers; the availability and terms of needed capital; risks of loss from environmental liabilities; and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

The following information should be read in conjunction with the Company's 1998 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

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

      The cash price for primary aluminum on the London Metal Exchange ("LME") continued its decline in the first quarter of 1999, falling to a five year low on March 5. The average cash price per tonne in the first quarter of 1999 was $1,195. This is a decline of $88 per tonne from 1998's fourth quarter average of $1,283 per tonne and a decline of $268 per tonne from 1998's first quarter average of $1,463 per tonne.

Demand for flat rolled products in the first quarter of 1999 has been firm in both the building construction and transportation areas, but demand and orders have been declining for aerospace sheet and plate.

Results of Operations

         Century's financial highlights include:

                                                    Three months ended March 31,
                                               ---------------------------------------
                                                   1999                        1998
                                               -------------                ----------
                                                (in thousands, except per share data)
Net sales
    Third-party customers                      $  148,730                   $  153,357
    Related-party customers                        14,629                       23,033

Net income (loss)                              $   (2,759)                  $    5,828
Earnings (loss) per share - basic              $    (0.14)                  $     0.29

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Century's operations consist of two segments: primary aluminum and sheet and plate aluminum products. The Company evaluates segment performance based upon gross profit. The Company uses a market-based transfer price to record intersegment sales.

Primary Aluminum

                                                      Three months ended March 31,
                                               -----------------------------------------
                                                   1999                         1998
                                               -----------                   -----------
                                                              (in thousands)
Net sales
    Third-party customers                      $    13,343                   $    10,004
    Related-party customers                         14,629                        23,033
    Intersegment                                    48,832                        59,430

Gross profit (loss)                            $    (4,157)                  $    10,803

Third-party shipments                               19,145                        12,654
Related-party shipments                             25,852                        32,125
Intersegment shipments                              77,759                        78,805

The primary aluminum segment produces t-ingot, rolling ingot, extrusion billet and foundry ingot for internal use and sales to customers. A significant portion of this segment's sales is to a related party: Glencore.

Net sales for the segment decreased $15.7 million (or 16.9%) in the first quarter of 1999 to $76.8 million from $92.5 million in the first quarter of 1998. Shipments decreased 828 thousand pounds (or 0.7%) in the first quarter of 1999 to 122.8 million pounds from 123.6 million pounds in the first quarter of 1998. Substantially all of the reduction in revenue is attributable to the decline in the LME price for primary aluminum and its influence upon the realized prices for Century's primary aluminum.

The decreased revenue experienced in the first quarter of 1999 was only partially offset by cost improvements at the Company's primary operations. Therefore, gross profit declined by $15.0 million.

Sheet and Plate Aluminum Products

                                                      Three months ended March 31,
                                               -----------------------------------------
                                                   1999                         1998
                                               -----------                   -----------
                                                              (in thousands)
Net sales
     Direct customers                          $   134,299                   $   141,161
     Toll customers                                  1,088                         2,192

Gross profit                                   $     5,716                   $     2,750

Direct shipments                                   113,751                       114,618
Toll shipments                                       4,405                         7,154

The sheet and plate aluminum segment produces a wide range of products such as: brazing sheet for sale to automobile manufacturers: heat treated and non-heat treated plate for sale to aerospace and defense manufacturers; heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

Net sales for the segment decreased $8.0 million (or 5.6%) in the first quarter of 1999 to $135.4 million from $143.4 million in the first quarter of 1998. Shipments decreased 3.6 million pounds (or 3.0%) in the first quarter of 1999 to
118.2 million pounds from 121.8 million pounds in the first quarter of 1998. This lower volume caused net sales to drop $5.7 million. The average realized price in the first quarter of 1999 was $0.05 per pound lower than the average realized price in the first quarter of 1998. Most of the reduction in the average realized price is attributable to the decline in the LME price for primary aluminum and its influence upon the realized prices for Century's sheet and plate products.

Gross profit for the segment increased by $3.0 million in the first quarter of 1999 to $5.7 million from $2.7 million in the first quarter of 1998. The increase in gross profit was the result of the shift in product mix from lower margin to higher margin products and the positive impact of lower LME prices on aluminum raw material costs.

Interest Expense. Interest expense increased $842 thousand in the first quarter of 1999 (or 122.4%) over interest expense in the first quarter of 1998. Interest expense increased due to an increase in the amount of debt outstanding in the first quarter of 1999.

Net Gains on Forward Contracts. The Company recorded a loss of $50 thousand from its forward contract activity in the first quarter of 1999 versus a gain of $1.0 million in the first quarter of 1998. Rising LME prices in the first quarter of 1999 reduced the market value of the Company's forward contracts relative to their December 31, 1998 value, resulting in a loss. Declining LME prices in the first quarter of 1998 increased the market value of the Company's forward contracts relative to their December 31, 1997 market value, resulting in a gain.

Net Income. The Company lost $2.8 million in the first quarter of 1999 versus net income of $5.8 million in the first quarter of 1998. The lower LME price for primary aluminum and its influence upon realized prices were the principal reason for the reduction in its earnings.

Liquidity and Capital Resources

      Working capital amounted to $208.8 million and $188.2 million at March 31, 1999 and December 31, 1998, respectively. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.

      The Company's statements of cash flows for the three months ended March 31, 1999 and 1998 are summarized below (dollars in thousands):

                                                                    1999          1998
                                                                  ---------    ---------
Net cash from (used in) operating activities.........             $ (17,674)   $   8,993
Net cash used in investing activities................                (9,076)      (8,372)
Net cash from financing activities...................                26,746          337
                                                                  ---------    ---------
Increase (decrease) in cash..........................             $      (4)   $     958
                                                                  =========    =========

      Operating activities used $17.7 million in net cash during the first quarter of 1999. Contributing to the reduction in cash was the Company's net loss of $2.8 million, growth in accounts receivable due to an increase in sales over the prior quarter's sales, a pension contribution of $5.0 million, and payments to Glencore for metal activity that occurred during the fourth quarter of 1998. In the first quarter of 1998, operating activities provided $9.0 million in net cash to the Company. Net income and a reduction in accounts receivable caused by a change in product/customer mix added to the positive cash flow, partially offset by payments for metal purchases, maintenance expenditures and capital expenditures that were accrued at December 31, 1997.

      The Company's net cash used in investing activities was $9.1 million and $8.4 million during the quarters ended March 31, 1999 and 1998, respectively. Capital expenditures were $9.4 million and $8.4 million for the quarters ended March 31, 1999 and 1998, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations.

      Net cash flows from financing activities were $26.7 million and $337 thousand during the first quarters of 1999 and 1998, respectively.

      On January 30, 1996 Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Facility") with BankAmerica Business Credit, Inc. ("Bank of

America"). The Facility provided for a revolving credit facility that consisted of borrowings and letters of credit up to $150.0 million in the aggregate. On March 31, 1999, the Company refinanced the borrowings outstanding and terminated the Facility.

      On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $180.0 million of credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The credit facilities consist of a revolving loan of up to $160.0 million and a term loan of $20.0 million. On March 31, 1999, the Company closed on the revolving loan. The revolving loan is secured by Century of West Virginia's, Berkeley's and Century Cast Plate's inventory and receivables. See Note 3 to Consolidated Financial Statements appearing in Part I, Item 1.

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

Environmental Expenditures and Other Contingencies

      The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.6 million at March 31, 1999, and $1.4 million at December 31, 1998. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      See Note 5 to Consolidated Financial Statements appearing in Part I, Item
1.

Year 2000 Compliance Program

      The Company began its Year 2000 program in September 1996, using funds from its annual information services budget. In August 1997, the Board of Directors approved $8.7 million of funding for this program and for installation of new systems. At the same time, the Company allocated approximately 30 people (from both inside and outside resources) to the effort. To date, the Company has incurred $5.6 million in total costs relating to Year 2000 compliance, which is approximately 50% of the Company's total information technology budget for the period (including the August 1997 authorization). The Company estimates total Year 2000 compliance costs will be about $6.0 million. Century has not had to defer any of its information technology projects due to its Year 2000 compliance efforts.

      The Company's inventory of potentially affected systems (both information technology and non-information technology) is 99% complete. Major systems have been determined to be Year 2000 compliant. Each of the Company's business units has a Year 2000 compliance plan in place, establishing timetables, staff and responsibilities. Each of the Company's business units conducted its own inventory, identified its mission-critical systems and is upgrading or replacing those systems that were not Year 2000 compliant.

      Each business unit reports the results of its Year 2000 program quarterly to a corporate steering committee. This central coordination allows the Company to evaluate and, if necessary, remedy common applications or software only once, reducing costs. The Company expects to complete all software and hardware testing and implementation by the end of the second quarter of 1999.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

      The Company had fixed price commitments to sell 516.1 million pounds of primary, scrap aluminum and sheet and plate products at March 31, 1999. The Company had fixed price commitments to purchase 182.2 million pounds of aluminum and alloy raw materials at March 31, 1999. In addition, the Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001.

      At March 31, 1999, the Company had entered into 16.3 million pounds of forward primary aluminum purchase contracts, primarily with the Glencore Group, to mitigate the risk of commodity price fluctuations inherent in a portion of its anticipated future sales of aluminum sheet and plate products. At March 31, 1999, the Company had also entered into 65.6 million pounds of forward primary aluminum sales contracts with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in a portion of its inventory and fixed price purchase commitments. These contracts will be settled in cash at various dates in 1999. Based on market prices at March 31, 1999, these financial instruments could be settled by the Company receiving approximately $3.2 million. The actual settlement will be based on market prices at the respective settlement dates.

      A hypothetical $0.10 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $4.9 million on net income for the three months ended March 31, 1999 as a result of the forward primary aluminum purchase and sale contracts entered into by the Company at March 31, 1999. The effect of the hypothetical change of $0.10 per pound was calculated using a parallel shift in the March 31, 1999 forward price curve for primary aluminum. The price curve takes into account the time value of money, as well as future expectations regarding the price of primary aluminum. Actual changes in commodity prices may differ from hypothetical changes. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the purchase price of raw materials and sales price of aluminum products.

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

Interest Rates

      The Company is exposed to interest rate volatility with regard to its variable rate revolving term debt of $117.2 million at March 31, 1999. The primary exposure is movement in the U.S. Treasury rates and LIBOR. A hypothetical 1% increase in these interest rates would increase annual interest expense by approximately $1.2 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short term interest rates.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      Exhibit 3.2 - Amended and Restated Bylaws of Century Aluminum Company, dated March 5, 1999.

      Exhibit 10.1 - Revolving Credit and Term Loan Agreement among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., and Century Cast Plate, Inc., as Borrowers, various lending institutions, as lenders, BankBoston, N.A., as Agent, The CIT Group/Business Credit, Inc., as Co-Agent, and BancBoston Robertson Stephens Inc., as Arranger, dated as of March 31, 1999.

      Exhibit 10.2 - Employment Agreement between Century Aluminum Company and Craig A. Davis.

      Exhibit 10.3 - Employment Agreement between Century Aluminum Company and Gerald A. Meyers.

      Exhibit 10.4 - Employment Agreement between Century Aluminum Company and Gerald J. Kitchen.

      Exhibit 10.5- Employment Agreement between Century Aluminum Company and David W. Beckley.

      Exhibit 10.6 - Amendment to Severance Protection Agreement between Century Aluminum Company and Craig A. Davis.

      Exhibit 10.7 - Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald A. Meyers.

      Exhibit 10.8 - Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald J. Kitchen.

      Exhibit 10.9 - Amendment to Severance Protection Agreement between Century Aluminum Company and David W. Beckley.

      Exhibit 27.0 - Financial Data Schedule

      (b) Reports on Form 8-K

      The Company filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Century Aluminum Company


Date: May 14, 1999           By:  /s/           Craig A. Davis
      -------------------       ------------------------------------------------
                                                Craig A. Davis
                                       Chairman/Chief Executive Officer


Date: May 14, 1999           By: /s/          David W. Beckley
      -------------------       ------------------------------------------------
                                              David W. Beckley
                                Executive Vice-President/Chief Financial Officer

                                  Exhibit Index

  Exhibit
   Number                               Description
------------     ---------------------------------------------------------------

    3.2 Amended and Restated Bylaws of Century Aluminum Company, dated March 5, 1999.

    10.1 Revolving Credit and Term Loan Agreement among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., and Century Cast Plate, Inc., as Borrowers, various lending institutions, as lenders, BankBoston, N.A., as Agent, The CIT Group/Business Credit, Inc., as Co-Agent, and BancBoston Robertson Stephens Inc., as Arranger, dated as of March 31, 1999.

    10.2         Employment Agreement between Century Aluminum Company and
                 Craig A. Davis.

    10.3 Employment Agreement between Century Aluminum Company and Gerald A. Meyers.

    10.4 Employment Agreement between Century Aluminum Company and Gerald J. Kitchen.

    10.5 Employment Agreement between Century Aluminum Company and David W. Beckley.

    10.6 Amendment to Severance Protection Agreement between Century Aluminum Company and Craig A. Davis.

    10.7 Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald A. Meyers.

    10.8 Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald J. Kitchen.

    10.9 Amendment to Severance Protection Agreement between Century Aluminum Company and David W. Beckley.

    27.0         Financial Data Schedule