Form 10-Q
period 1999-06-30
CENTURY ALUMINUM CO
filed 1999-08-13
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999.

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

Yes  X    No
   -----    -----

   The registrant had 20,202,205 shares of common stock outstanding at July 31, 1999.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999



                         Part I - Financial Information

Item 1 - Financial Statements                                                                          Page Number
           Consolidated Balance Sheets as of June 30, 1999
           and December 31, 1998..........................................................                 1

           Consolidated Statements of Operations for the three months
           and six months ended June 30, 1999 and 1998....................................                 2

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 1999 and 1998...................................................                 3

           Notes to the Consolidated Financial Statements.................................               4-11

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................................               12-19

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.......................               20-21



                                             Part II - Other Information

Item 1 - Legal Proceedings................................................................                 22

Item 4 - Submission of Matters to a Vote of Stockholders..................................                 22

Item 6 - Exhibits and Reports on Form 8-K.................................................                 22

Signatures................................................................................                 23

Exhibit Index.............................................................................                 24

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1999            1998
                                                                                      --------      ------------
                                     ASSETS

CURRENT ASSETS:
     Cash .....................................................................       $    627       $     12
     Restricted cash equivalents ..............................................          5,817          5,814
     Accounts receivable, trade - net .........................................         87,624         74,948
     Due from affiliates ......................................................          7,818         16,036
     Inventories ..............................................................        182,875        197,705
     Prepaid and other assets .................................................          9,620          9,006
                                                                                      --------       --------
          Total current assets ................................................        294,381        303,521
PROPERTY, PLANT AND EQUIPMENT - NET ...........................................        228,784        227,320
OTHER ASSETS ..................................................................         18,261         14,789
                                                                                      --------       --------
          TOTAL ...............................................................       $541,426       $545,630
                                                                                      ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ..................................................       $ 37,916       $ 37,450
     Due to affiliates ........................................................         13,711         15,146
     Accrued and other current liabilities ....................................         31,755         36,733
     Accrued employee benefits costs - current portion ........................         15,565         26,036
                                                                                      --------       --------
          Total current liabilities ...........................................         98,947        115,365
                                                                                      --------       --------
REVOLVING TERM LOAN ...........................................................        112,000         89,389
ACCRUED PENSION BENEFITS COSTS - Less current portion .........................         10,496          9,792
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ..................        129,015        129,318
OTHER LIABILITIES .............................................................         20,981         24,283
                                                                                      --------       --------
          Total noncurrent liabilities ........................................        272,492        252,782
                                                                                      --------       --------

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,202,205
       shares outstanding at June 30, 1999 and 20,000,000 at December 31, 1998)            202            200
     Additional paid-in capital ...............................................        164,406        161,953
     Retained earnings ........................................................          5,379         15,330
                                                                                      --------       --------
          Total shareholders' equity ..........................................        169,987        177,483
                                                                                      --------       --------
          TOTAL ...............................................................       $541,426       $545,630
                                                                                      ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)


                                                  THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        JUNE 30,                               JUNE 30,
                                            -------------------------------         -------------------------------
                                                 1999             1998                    1999             1998
                                            -------------   ---------------         --------------   --------------
NET SALES:
     Third-party customers .........          $ 145,893           $ 139,070           $ 294,623           $ 292,427
     Related parties ...............             23,113              17,692              37,742              40,725
                                              ---------           ---------           ---------           ---------
                                                169,006             156,762             332,365             333,152

COST OF GOODS SOLD  ................            169,833             144,936             331,633             307,814
                                              ---------           ---------           ---------           ---------

GROSS PROFIT (LOSS) ................               (827)             11,826                 732              25,338

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES........              4,329               4,338               8,601               8,795
                                              ---------           ---------           ---------           ---------

OPERATING INCOME (LOSS) ............             (5,156)              7,488              (7,869)             16,543


INTEREST EXPENSE - Net .............             (2,022)               (454)             (3,552)             (1,142)
NET GAIN (LOSS) ON FORWARD CONTRACTS             (2,451)              5,497              (2,501)              6,524
OTHER INCOME (EXPENSE) .............               (651)                140                (669)               (147)
                                              ---------           ---------           ---------           ---------

INCOME (LOSS) BEFORE INCOME TAXES ..            (10,280)             12,671             (14,591)             21,778

INCOME TAX (EXPENSE) BENEFIT .......              5,200              (4,561)              6,752              (7,840)
                                              ---------           ---------           ---------           ---------

NET INCOME (LOSS) ..................          $  (5,080)          $   8,110           $  (7,839)          $  13,938
                                              =========           =========           =========           =========

EARNINGS (LOSS) PER COMMON SHARE
     Basic .........................          $   (0.25)          $    0.41           $   (0.39)          $    0.70
                                              =========           =========           =========           =========
     Diluted .......................          $   (0.25)          $    0.40           $   (0.39)          $    0.69
                                              =========           =========           =========           =========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
     Basic.........................              20,202              20,000              20,202              20,000
                                              =========           =========           =========           =========
     Diluted .......................             20,333              20,275              20,323              20,267
                                              =========           =========           =========           =========


DIVIDENDS PER COMMON SHARE .........          $    0.05           $    0.05           $    0.10           $    0.10
                                              =========           =========           =========           =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                               -------------------------------------
                                                                                    1999                 1998
                                                                               ---------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss) .............................................          $  (7,839)          $  13,938
        Adjustments to reconcile net income (loss) to net cash provided by
          (used in) operating activities:
              Depreciation and amortization ...........................             11,255               9,780
              Deferred income taxes ...................................               (125)               --
              Pension and other postretirement benefits ...............             (8,605)             (5,530)
              Change in operating assets and liabilities:
                   Accounts receivable, trade - net ...................            (12,676)             28,914
                   Due from affiliates ................................              8,218              (4,081)
                   Inventories ........................................             15,307              (4,766)
                   Prepaids and other assets ..........................               (961)               (684)
                   Accounts payable, trade ............................                466             (15,974)
                   Due to affiliates ..................................             (1,435)            (10,197)
                   Accrued and other current liabilities ..............             (5,066)             10,402
                   Other - net ........................................             (2,344)                293
                                                                                 ---------           ---------
              Net cash provided by (used in) operating activities .....             (3,805)             22,095
                                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant and equipment .....................            (16,372)            (19,154)
        Purchase price adjustment related to business acquisitions ....                296                --
        Restricted cash deposits ......................................                 (3)                 (4)
                                                                                 ---------           ---------
              Net cash used in investing activities ...................            (16,079)            (19,158)
                                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings ....................................................            206,298             115,104
        Repayment of borrowings .......................................           (183,687)           (113,631)
        Dividends .....................................................             (2,112)             (2,000)
                                                                                 ---------           ---------
              Net cash provided by (used in) financing activities .....             20,499                (527)
                                                                                 ---------           ---------
NET INCREASE IN CASH ..................................................                615               2,410

CASH, BEGINNING OF PERIOD .............................................                 12                  42
                                                                                 ---------           ---------

CASH, END OF PERIOD ...................................................          $     627           $   2,452
                                                                                 =========           =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



1.   GENERAL

     Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), which operates a primary aluminum reduction facility and an aluminum fabrication facility near Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 26.67% undivided interest in the property, plant and equipment comprising MHAC. Century Aluminum Company's other subsidiary is Century Cast Plate, Inc. ("Century Cast Plate") which operates a cast aluminum plate business located in Vernon, California. This business operates as a wholly-owned subsidiary of Century. See
Note 8 to Consolidated Financial Statements.

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

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.   INVENTORIES

     Inventories consist of the following:

                                                June 30,                   December 31,
                                                  1999                         1998
                                                --------                   ------------
Raw materials ..............                    $ 64,807                    $ 81,474
Work-in-process ............                      68,322                      71,045
Finished goods .............                      31,095                      25,858
Operating and other supplies                      18,651                      19,328
                                                --------                    --------
                                                $182,875                    $197,705
                                                ========                    ========

     At June 30, 1999 and December 31, 1998, approximately 87% and 90%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. Cost of goods

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


sold was increased by $3,842 for the six months ended June 30, 1999 for inventory writedowns and LIFO adjustments. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $20,943 and $20,150 at June 30, 1999 and December 31, 1998, respectively.

3.   BANK REVOLVING CREDIT FACILITY

     On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160,000 of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. On March 31, 1999, the Company closed on the revolving loan. The revolving loan is secured by Century of West Virginia's, Berkeley's and Century Cast Plate's inventory and receivables. The credit facilities have a variable interest rate and mature five years from the closing date. Subject to certain limitations, the borrowers may select base rate or LIBOR loans. The interest rate margins that the Company will pay are dependent upon the Company's attainment of a defined coverage ratio. The interest rate at June 30, 1999 was 7.3%. See Note 8 to Consolidated Financial Statements.

4.   CONTINGENCIES AND COMMITMENTS

Environmental Contingencies

     The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in September 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. The Company also is conducting a RCRA facility investigation ("RFI") and a corrective measures study ("CMS") to evaluate and develop corrective alternatives for any areas that have contamination exceeding certain levels. The Company anticipates that the RFI will not be completed before the end of 1999. Once the RFI and CMS are complete, the EPA will assess the need for clean up, and if any clean up is required, a subsequent order will be issued. At this time, the Company is unable to determine the extent of clean-up measures, if any, that may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely that clean-up activities will be required in at least some areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

     The Company is aware of soil and groundwater contamination at its previously owned Virgin Islands Alumina Company ("Vialco") facility. The Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination that did not originate from HOVIC was caused by releases on the property that predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, L.L.C., a subsidiary of Alcoa Alumina and Chemicals L.L.S. ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $300 on such environmental conditions and Vialco's indemnity is capped at $18,000. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,374 at June 30, 1999 and December 31, 1998, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Legal Contingencies

     Century of West Virginia is a named defendant (along with other companies) in approximately 2,247 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently 10 actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. Those matters have been settled for nominal amounts, pending completion of settlement papers. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

     The Company had fixed price commitments to sell 535.8 million pounds and
543.9 million pounds of primary, scrap aluminum and sheet and plate products at June 30, 1999 and December 31, 1998, respectively. Of the total fixed-price sales commitments, 57.9 million pounds and 34.6 million pounds at June 30, 1999 and December 31, 1998, respectively, were with the Glencore Group. In addition, the Company had fixed price commitments to purchase 144.0 million pounds and
190.8 million pounds of aluminum and alloy raw materials at June 30, 1999 and December 31, 1998, respectively. Of the total fixed-price purchase commitments,
121.3 million pounds and 162.1 million pounds at June 30, 1999 and December 31, 1998, respectively, were with the Glencore Group.

     In order to manage the Company's exposure to fluctuating commodity prices, the Company enters into forward sales and purchase contracts for primary aluminum that will be settled in cash. At June 30, 1999 and December 31, 1998, the Company had forward sales contracts, primarily with the Glencore Group, for
43.7 and 65.6 million pounds, respectively. At June 30, 1999 and December 31, 1998, the Company had forward purchase contracts, primarily with the Glencore Group, for 15.3 million and 18.0 million pounds, respectively. Forward purchase and sales contracts at June 30, 1999 are scheduled for settlement at various dates in 1999. Based on market prices at June 30, 1999, these contracts could be settled by the Company paying approximately $171. The actual settlement will be based on market prices on the respective settlement dates.

     The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


6.   SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                                SIX MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                        --------------------------------
                                                                                             1999              1998
                                                                                        --------------      ------------
             Cash paid for:
                  Interest....................................................             $ 4,167           $ 2,972
                  Income taxes................................................               1,979             7,279
             Cash received from income tax refunds............................                 149             5,560


7.   BUSINESS SEGMENTS

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


     Century's business segments are strategic business units that manufacture and sell different products. The two business segments are managed separately and require different technology, manufacturing processes and sales and marketing strategies. Information regarding the Company's business segments is summarized below:

                                                   THREE MONTHS ENDED,                    SIX MONTHS ENDED,
                                                         JUNE 30,                              JUNE 30,
                                            -----------------------------------  ------------------------------------
                                                 1999               1998              1999               1998
                                            ---------------    ----------------  ----------------    ----------------
Primary Aluminum
        Net sales
           Third-party customers               $  12,675         $   9,176         $  26,018         $  19,180
           Related party customers                23,113            17,692            37,742            40,725
           Intersegment                           46,406            61,646            95,238           121,076
                                               ---------         ---------         ---------         ---------
        Total net sales                        $  82,194         $  88,514         $ 158,998         $ 180,981

        Segment gross profit (loss) (1)        $  (6,066)        $   9,643         $ (10,223)        $  20,446

Sheet and Plate Aluminum
        Net Sales
           Third-party customers               $ 133,218         $ 129,894         $ 268,605         $ 273,247

        Segment gross profit (1)               $   5,239         $   2,225         $  10,955         $   4,975

Corporate, Unallocated and Eliminations
        Net Sales
           Intersegment                        $ (46,406)        $ (61,646)        $ (95,238)        $(121,076)

        Segment gross profit (loss)            $    --           $     (42)        $    --           $     (84)

Totals
        Net Sales
           Third-party customers               $ 145,893         $ 139,070         $ 294,623         $ 292,427
           Related party customers                23,113            17,692            37,742            40,725
           Intersegment                             --                --                --                --
                                               ---------         ---------         ---------         ---------
        Total net sales                        $ 169,006         $ 156,762         $ 332,365         $ 333,152

        Gross profit (loss) (1)                $    (827)        $  11,826         $     732         $  25,337


(1) The Primary and Sheet and Plate segments include non-cash charges in 1999 of $1,493 and $2,349, respectively, for inventory writedowns and LIFO adjustments.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


8.  SUBSEQUENT EVENT

         On July 26, 1999, the Company and Century of West Virginia announced that they had signed definitive agreements to sell their fabricated aluminum businesses to Pechiney for $248,000. The businesses consist of the assets of Century of West Virginia's fabrication facility near Ravenswood, West Virginia and the stock of Century Cast Plate. Completion of the transaction is subject to all usual governmental and regulatory clearances and other customary closing conditions. The Company anticipates closing by the end of the third quarter of 1999. The Company plans to use the proceeds from the sale to pay off its revolving loan and to strengthen its primary aluminum position through new investments.

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

     In the first quarter of 1998, the average cash price per tonne of primary aluminum on the London Metal Exchange ("LME") was $1,463. It then declined to $1,363 in the second quarter of 1998, with a further decline to $1,283 in the fourth quarter of 1998. The average cash price in the first quarter of 1999 was $1,196 and it moved higher in the second quarter of 1999 to $1,306.

     Demand for flat rolled products was strong in the first half of 1999 in both the building and transportation areas, but demand in the plate and aerospace plate markets was down from year-ago levels, with pressure on pricing that may continue for the rest of the year.

RESULTS OF OPERATIONS

     Century's financial highlights include (in thousands, except per share data):

                                           THREE MONTHS ENDED       SIX MONTHS ENDED
                                                 JUNE 30,              JUNE 30,
                                          ----------------------   ----------------------
                                            1999         1998        1999         1998
                                          ---------    ---------   ---------    ---------
Net sales
   Third-party customers                  $ 145,893    $ 139,070   $ 294,623    $ 292,427
   Related party customers                   23,113       17,692      37,742       40,725


Net income (loss)                         $  (5,080)   $   8,110   $  (7,839)   $  13,938
Earnings (loss) per share - basic         $   (0.25)   $    0.41   $   (0.39)   $    0.70

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Century's operations consist of two segments: primary aluminum and sheet and plate aluminum products. The Company evaluates segment performance based upon gross profit. The Company uses a market-based transfer price to record intersegment sales.

Primary Aluminum

                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                 JUNE 30,
                                    ----------------------   ----------------------
                                      1999         1998        1999         1998
                                    ---------    ---------   ---------    ---------
Net sales
   Third-party customers            $  12,675    $   9,176   $  26,018    $  19,180
   Related party customers             23,113       17,692      37,742       40,725
   Intersegment                        46,406       61,646      95,238      121,076

Gross profit (loss)                 $  (6,066)   $   9,643   $ (10,223)   $  20,446

Third-party shipment pounds            18,464       12,269      37,608       24,923
Related-party shipment pounds          36,639       25,753      62,492       57,878
Intersegment shipment pounds           75,915       85,598     153,674      164,403

     The primary aluminum segment produces t-ingot, rolling ingot, extrusion billet and foundry ingot for internal use and sales to customers. A significant portion of this segment's sales is to a related party: the Glencore Group.

     The primary segment's net sales during the three and six months ended June 30, 1999 were $82.2 million and $159.0 million, a decrease of $6.3 million (or 7.1%) and $22.0 million (or 12.1%) from comparable 1998 periods. The segment shipped 131.0 and 253.8 million pounds of primary aluminum products in the three and six months ended June 30, 1999, an increase of 7.4 million and 6.6 million pounds from comparable 1998 periods. Despite an increase in shipments, the lower revenue in 1999 is attributable to the decline in the LME price for primary aluminum and its influence upon the realized prices for Century's primary aluminum products.

         Gross profit for the three and six months ended June 30, 1999 was adversely affected by lower realized prices, increased costs due to a shift in mix to higher cost primary products and a non-cash charge of $1.5 for inventory writedowns and LIFO adjustments.

Sheet and Plate Aluminum

                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                        JUNE 30,                 JUNE 30,
                                 ----------------------   ----------------------
                                   1999         1998        1999         1998
                                 ---------    ---------   ---------    ---------
Net sales
   Direct customers              $ 132,671    $ 127,373   $ 266,970    $ 268,534
   Toll customers                      547        2,521       1,635        4,713

Gross profit (loss)              $   5,239    $   2,225   $  10,955    $   4,975

Direct shipment pounds             113,579      103,355     227,330      217,973
Toll shipment pounds                 2,357        9,592       6,762       16,746


     The sheet and plate aluminum segment produces a wide range of products such as: brazing sheet for sale to automobile manufacturers: heat treated and non-heat treated plate for sale to aerospace and defense manufacturers; heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

     The sheet and plates segment's net sales during the three and six months ended June 30, 1999 were $133.2 million and $268.6 million, an increase of $3.3 million (or 2.6%) above second quarter 1998 net sales and a decrease of $4.6 million (or 1.7%) from first half 1998 net sales. The segment shipped 115.9 and
234.1 million pounds of sheet and plate products in the three and six months ended June 30, 1999, an increase of 3.0 million pounds above second quarter 1998 shipments and a decrease of 627 thousand pounds from first half 1998 shipments. The Company continued to see improvements in its sheet and plate product mix, but the lower LME price for primary aluminum in 1999 and its influence on the prices Century realizes for its sheet and plate products has more than offset this improvement.

     Gross profit for the three and six months ended June 30, 1999 was $5.2 million and $11.0 million, an increase of $3.0 million and $6.0 million from comparable 1998 periods. The increase in gross profit was the result of a shift in product mix from lower to higher margin products and the positive impact of the lower LME price on aluminum raw material costs. The gross profit increase was partially offset by non-cash charges of $2.3 million for inventory writedowns and LIFO adjustments.

     Interest Expense. Interest expense during the three and six months ended June 30, 1999 was $2.0 million and $3.6 million, an increase of $1.6 million and $2.4 million from comparable 1998 periods. The increase in debt outstanding and lower amounts of capitalized interest resulted in increased interest expense for the Company.

     Net Gains(Losses) on Forward Contracts. The Company recorded losses on forward contracts for the three and six months ended June 30, 1999 of $2.5 million, while the Company recorded gains of $5.5 million and $6.5 million during the three and six months ended June 30, 1998. Rising LME aluminum prices in the first half of 1999 reduced the market value of the Company's forward contracts relative to their December 31, 1998 market value, resulting in a loss. Declining LME aluminum prices in the first half of 1998 reduced the market value of the Company's forward contracts relative to their December 31, 1997 market value, resulting in a gain.

     Net Income. The Company lost $5.1 million and $7.8 million during the three and six months ended June 30, 1999 compared to net income of $8.1 million and $13.9 million during comparable 1998 periods. The lower LME prices for primary aluminum and its influence on realized sales prices in both the primary and sheet and plate segments along with non-cash charges for inventory writedowns, LIFO adjustments and marking forward contracts to market were the principal reasons for the reduction in earnings.


LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $195.4 million and $188.2 million at June 30, 1999 and December 31, 1998, respectively. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the six months ended June 30, 1999 and 1998 are summarized below (dollars in thousands):

                                                     1999          1998
                                                   --------      --------

  Net cash from (used in) operating activities     $ (3,805)     $ 22,095
  Net cash used in investing activities ......      (16,079)      (19,158)
  Net cash from (used in) financing activities       20,499          (527)
                                                   ========      ========
  Increase in cash ...........................     $    615      $  2,410
                                                   ========      ========

     Operating activities used $3.8 million in net cash during the first six months of 1999. Contributing to the reduction in cash was the Company's net loss of $7.8 million, growth in accounts receivable and pension contributions of $10.0 million. This was partially offset by a reduction in the Company's raw materials inventories. In the first six months of 1998, operating activities provided $22.1 million in net cash to the Company. Net income and a reduction in accounts receivable caused by favorable changes in product/customer mix and trade accounts receivable terms added to the positive cash flow, partially offset by payments for metal purchases, maintenance expenditures and capital expenditures that were accrued at December 31, 1997.

     The Company's net cash used in investing activities was $16.1 million and $19.2 million during the first six months of 1999 and 1998, respectively. Capital expenditures were $16.4 million and $19.2 million for the first six months of 1999 and 1998, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations.

     Net cash flow from financing activities was $20.5 million during the first six months of 1999. The net cash used in financing activities during the first six months of 1998 was $527 thousand.

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

     On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160.0 million of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. On March 31, 1999, the Company closed on the revolving loan. The revolving loan is secured by Century of West Virginia's, Berkeley's and Century Cast Plate's inventory and receivables. See Note 3 to the Consolidated Financial Statements appearing in
Part I, Item 1.

     On July 26, 1999, the Company and Century of West Virginia announced that they had signed definitive agreements to sell their fabricated aluminum businesses to Pechiney for $248.0 million. The businesses consist of the assets of Century of West Virginia's fabrication facility near Ravenswood, West Virginia and the stock of Century Cast Plate. Completion of the transaction is subject to all usual governmental and regulatory clearances and other customary closing conditions. The Company anticipates closing by the end of the third quarter of 1999. The Company plans to use the proceeds from the sale to pay off its revolving loan and to strengthen its primary aluminum position through new investments. See Note 8 to the Consolidated Financial Statements appearing in
Part I, Item 1.

     Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC Agreement"), the Company is required to make scheduled contributions to its pension plan for hourly employees in 1999. The Company estimates that its scheduled contribution will be approximately $7.0 million above the minimum required contribution under
Section 412 of the Internal Revenue Code.

     The Company believes that cash flows from operations, funds available under its bank agreements and proceeds from the sale of its fabricated aluminum businesses will be sufficient to meet its working capital requirements, capital expenditures, pension funding and debt service requirements in the near term and for the foreseeable future.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.4 million at June 30, 1999 and December 31, 1998, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     See Note 4 to Consolidated Financial Statements appearing in Part I, Item
1.

YEAR 2000 COMPLIANCE PROGRAM

     The Company began its Year 2000 program in September 1996, using funds from its annual information services budget. In August 1997, the Board of Directors approved $8.7 million of funding for this program and for installation of new systems. At the same time, the Company allocated approximately 30 people (from both inside and outside resources) to the effort. To date, the Company has incurred $5.8 million in total costs relating to Year 2000 compliance, which is approximately 52% of the Company's total information technology budget for the period (including the August 1997 authorization). The Company estimates total Year 2000 compliance costs will be about $6.0 million. Century has not had to defer any of its information technology projects due to its Year 2000 compliance efforts.

     The Company's inventory of potentially affected systems (both information technology and non-information technology) is complete. Major systems have been determined to be Year 2000 compliant. Each of the Company's business units conducted its own inventory, identified its mission-critical systems and upgraded or replaced those systems that were not Year 2000 compliant.

     Each business unit reports the results of its Year 2000 program quarterly to a corporate steering committee. This central coordination allows the Company to evaluate and, if necessary, remedy common applications or software. The Company completed all software and hardware testing and implementation during the second quarter of 1999.

     The Company has prepared its Year 2000 contingency plan. The primary goal is to ensure that the Company can continue to produce and invoice for production. The Company's plan emphasizes uninterrupted production, accounting, staffing and delivery, as well as addresses potential banking, raw material supply and utility failures. The Company has developed an emergency response team for each business unit to be on hand for the turn of the millennium. Each team is made up of senior staff and an information systems representative. Each unit site will be equipped with satellite telephones to insure communications in the event of a telephone outage. All locations will thus be able to report problems.

     The Company has sent questionnaires to 349 selected vendors and suppliers, inquiring as to their Year 2000 readiness. To date, the Company has received responses to 99% of the questionnaires from those vendors and suppliers. If vendors and suppliers do not respond, or there is evidence of noncompliance, the Company contacts those vendors and suppliers directly for more detailed information. The Company completed its key vendor and supplier review during the second quarter of 1999. In addition to the foregoing, the Company has visited critical vendors in order to conduct in person reviews of their Year 2000 readiness preparations. A six page audit form questionnaire is sent to these vendors in advance of the meetings and is used as a form for discussions with these critical vendors. If the Company concludes that any of its material vendors or suppliers are not Year 2000 compliant, the Company will identify alternative sources for their products and services as part of its contingency plan, to the extent possible. The Company has, for example, conducted such an interview with its electrical supplier, since a disruption in electricity could result in a shut down of the facilities and require the Company to incur significant restart costs. That visit involved a review of the preparations being made by the Company's electrical supplier.

     To date, the Company has received no indication that any third party supplier or vendor may not have accurately assessed their state of readiness or that they may have a Year 2000 problem which may have a material adverse affect on the Company's results of operations. However, the risk remains that those vendors and suppliers may not have accurately assessed their state of readiness. The contingency plan addresses, where feasible, solutions to those identifiable risks.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after June 2000. The Company is currently evaluating the potential impact SFAS No. 133 will have on its results of operations and financial position.

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

     The Company had fixed price commitments to sell 535.8 million pounds of primary, scrap aluminum and sheet and plate products at June 30, 1999. The Company had fixed price commitments to purchase 144.0 million pounds of aluminum and alloy raw materials at June 30, 1999. In addition, the Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001.

     At June 30, 1999, the Company had entered into 15.3 million pounds of forward primary aluminum purchase contracts, primarily with the Glencore Group, to mitigate the risk of commodity price fluctuations inherent in a portion of its anticipated future sales of aluminum sheet and plate products. At June 30, 1999, the Company had also entered into 43.7 million pounds of forward primary aluminum sales contracts with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in a portion of its inventory and fixed price purchase commitments. These contracts will be settled in cash at various dates in 1999. Based on market prices at June 30, 1999, these financial instruments could be settled by the Company paying approximately $171 thousand. The actual settlement will be based on market prices at the respective settlement dates.

     A hypothetical $0.10 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $2.9 million on net income for the six months ended June 30, 1999 as a result of the forward primary aluminum purchase and sale contracts entered into by the Company at June 30, 1999. The effect of the hypothetical change of $0.10 per pound was calculated using a parallel shift in the June 30, 1999 forward price curve for primary aluminum. The price curve takes into account the time value of money, as well as future expectations regarding the price of primary aluminum. Actual changes in commodity prices may differ from hypothetical changes. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the purchase price of raw materials and sales price of aluminum products.

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

INTEREST RATES

     The Company is exposed to interest rate volatility with regard to its variable rate revolving term debt of $112,000 million at June 30, 1999. The primary exposure is movement in the U.S. Treasury rates and LIBOR. A hypothetical 1% increase in these interest rates would increase annual interest expense by approximately $1.1 million. Actual changes in interest rates may differ from hypothetical changes. This analysis does not take into effect other changes that might occur in the economic environment due to such changes in short term interest rates.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 4.  Submission of Matters to a Vote of Stockholders
     At the annual meeting of Century Aluminum Company stockholders held on June 8, 1999, Craig A. Davis and William R. Hampshire were re-elected as directors of Century Aluminum Company to serve for three-year terms. Votes cast for Mr. Davis were 15,651,662 and votes withheld were 3,071,891; votes cast for Mr. Hampshire were 15,658,147 and votes withheld were 3,065,406.

     Also at that annual meeting, a proposal to approve an amendment to the Company's 1996 Stock Incentive Plan was adopted. Total votes cast for the amendment to the 1996 Stock Incentive Plan were 18,177,260, votes cast against were 253,126 and there were 293,167 abstentions.

     Additionally, a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 31, 1999 was approved. Total votes cast for the proposal were 18,707,277, votes cast against were 10,418 and there were 5,858 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits
     Exhibit 10.39 - Century Aluminum Company 1996 Stock Incentive Plan as Amended through June 8,1999

     Exhibit 27.0 - Financial Data Schedule

     (b) Reports on Form 8-K
     The Company filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Century Aluminum Company

     Date: August 13, 1999   By:              /s/ Craig A. Davis
          -----------------     ------------------------------------------------
                                                Craig A. Davis
                                        Chairman/Chief Executive Officer


     Date: August 13, 1999   By:              /s/ David W. Beckley
          -----------------     ------------------------------------------------
                                                David W. Beckley
                                Executive Vice-President/Chief Financial Officer

                                  EXHIBIT INDEX



       Exhibit
        Number                         Description
      ---------   --------------------------------------------------------------
        10.39 Century Aluminum Company 1996 Stock Incentive Plan as Amended through June 8,1999

        27.0       Financial Data Schedule