Form 10-Q
period 1999-09-30
CENTURY ALUMINUM CO
filed 1999-11-15
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        The registrant had 20,202,538 shares of common stock outstanding at October 31, 1999.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999



                         Part I - Financial Information


Item 1 - Financial Statements                                        Page Number
         Consolidated Balance Sheets as of September 30, 1999
         and December 31, 1998 ...................................        1

         Consolidated Statements of Operations for the three
         months and nine months ended September 30, 1999 and 1998         2

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 1999 and 1998 ................        3

         Notes to the Consolidated Financial Statements ..........       4-11

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .....................      12-19

Item 3 - Quantitative and Qualitative Disclosures About
         Market Risk .............................................      20-21


                          Part II - Other Information

Item 1 - Legal Proceedings .......................................       22

Item 4 - Submission of Matters to a Vote of Stockholders .........       22

Item 6 - Exhibits and Reports on Form 8-K ........................       22

Signatures .......................................................       23

Exhibit Index ....................................................       24

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                         1999           1998
                                                                    -------------   ------------
                                     ASSETS
CURRENT ASSETS:
     Cash ..........................................................   $117,796       $     12
     Restricted cash equivalents ...................................      5,818          5,814
     Accounts receivable, trade - net ..............................     26,746         74,948
     Due from affiliates ...........................................      9,884         16,036
     Inventories ...................................................     37,776        197,705
     Prepaid and other assets ......................................     12,328          9,006
                                                                       --------       --------
          Total current assets .....................................    210,348        303,521
PROPERTY, PLANT AND EQUIPMENT - NET ................................    102,526        227,320
OTHER ASSETS .......................................................      6,842         14,789
                                                                       --------       --------
          TOTAL ....................................................   $319,716       $545,630
                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade .......................................   $ 34,278       $ 37,450
     Due to affiliates .............................................      6,675         15,146
     Accrued and other current liabilities .........................     35,979         36,733
     Accrued employee benefits costs - current portion .............      4,559         26,036
                                                                       --------       --------
          Total current liabilities ................................     81,491        115,365
                                                                       --------       --------

REVOLVING TERM LOAN ................................................         --         89,389
ACCRUED PENSION BENEFITS COSTS - Less current portion ..............      4,262          9,792
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion .......     38,657        129,318
OTHER LIABILITIES ..................................................     11,041         24,283
                                                                       --------       --------
          Total noncurrent liabilities .............................     53,960        252,782
                                                                       --------       --------

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized;
       20,202,205 shares outstanding at September 30, 1999 and
       20,000,000 at December 31, 1998) ............................        202            200
     Additional paid-in capital ....................................    164,406        161,953
     Retained earnings .............................................     19,657         15,330
                                                                       --------       --------
          Total shareholders' equity ...............................    184,265        177,483
                                                                       --------       --------
          TOTAL ....................................................   $319,716       $545,630
                                                                       ========       ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                  THREE MONTHS ENDED        NINE MONTHS ENDED
                                                    SEPTEMBER 30,             SEPTEMBER 30,
                                               ----------------------    ----------------------
                                                  1999         1998         1999         1998
                                               ---------    ---------    ---------    ---------
NET SALES:
  Third-party customers ....................   $ 134,334    $ 143,558    $ 428,957    $ 435,985
  Related parties ..........................      18,711       19,169       56,453       59,894
                                               ---------    ---------    ---------    ---------
                                                 153,045      162,727      485,410      495,879

COST OF GOODS SOLD .........................     160,189      156,204      491,823      464,018
                                               ---------    ---------    ---------    ---------

GROSS PROFIT (LOSS) ........................      (7,144)       6,523       (6,413)      31,861

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       5,396        4,376       13,997       13,171
                                               ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS) ....................     (12,540)       2,147      (20,410)      18,690

GAIN ON SALE OF FABRICATING BUSINESSES .....      41,130           --       41,130           --
INTEREST EXPENSE - Net .....................      (1,808)        (437)      (5,360)      (1,579)
NET GAIN (LOSS) ON FORWARD CONTRACTS .......        (763)       1,068       (3,263)       7,592
OTHER INCOME (EXPENSE) .....................          (5)         256         (673)         109
                                               ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES .................      26,014        3,034       11,424       24,812

INCOME TAX EXPENSE .........................      (9,365)      (1,092)      (2,613)      (8,932)
                                               ---------    ---------    ---------    ---------

NET INCOME BEFORE EXTRAORDINARY ITEM .......      16,649        1,942        8,811       15,880

EXTRAORDINARY ITEM - WRITE-OFF OF DEFERRED
BANK FEES, NET OF INCOME TAX BENEFIT OF $766      (1,362)          --       (1,362)          --
                                               ---------    ---------    ---------    ---------

NET INCOME .................................   $  15,287    $   1,942    $   7,449    $  15,880
                                               =========    =========    =========    =========

EARNINGS PER COMMON SHARE
Basic
  Earning before extraordinary item ........   $    0.82    $    0.10    $    0.43    $    0.79
  Extraordinary Item .......................   $   (0.06)   $      --    $   (0.06)   $      --
  Earnings .................................   $    0.76    $    0.10    $    0.37    $    0.79
Diluted
  Earnings before extraordinary item .......   $    0.81    $    0.10    $    0.43    $    0.78
  Extraordinary item .......................   $   (0.06)   $      --    $   (0.06)   $      --
  Earnings .................................   $    0.75    $    0.10    $    0.37    $    0.78

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
  Basic ....................................      20,202       20,000       20,202       20,000
                                               =========    =========    =========    =========
  Diluted ..................................      20,354       20,227       20,333       20,254
                                               =========    =========    =========    =========
DIVIDENDS PER COMMON SHARE .................   $    0.05    $    0.05    $    0.15    $    0.15
                                               =========    =========    =========    =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                     NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  ----------------------
                                                                     1999         1998
                                                                  ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................   $   7,449    $  15,880
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
         Depreciation and amortization ........................      15,878       14,668
         Deferred income taxes ................................       8,278       (3,767)
         Pension and other postretirement benefits ............     (14,560)      (8,959)
         Inventory market writedown ...........................       5,344           --
         Gain on sale of fabricating businesses ...............     (41,130)          --
         Change in operating assets and liabilities:
              Accounts receivable, trade - net ................     (31,049)      24,453
              Due from affiliates .............................       5,639       (1,140)
              Inventories .....................................      30,048         (805)
              Prepaids and other assets .......................      (3,607)        (936)
              Accounts payable, trade .........................      13,663      (12,564)
              Due to affiliates ...............................      (5,580)     (13,123)
              Accrued and other current liabilities ...........      (7,823)      11,914
              Other - net .....................................       1,692          670
                                                                  ---------    ---------
         Net cash provided by (used in) operating activities ..     (15,758)      26,291
                                                                  ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment ................     (19,639)     (30,071)
     Purchase price adjustment related to business acquisitions         296           --
     Restricted cash deposits .................................          (4)          (6)
     Proceeds from sale of fabricating businesses .............     245,400           --
                                                                  ---------    ---------
         Net cash provided by (used in) investing activities ..     226,053      (30,077)
                                                                  ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings ...............................................     340,708      166,533
     Repayment of borrowings ..................................    (430,097)    (159,746)
     Dividends ................................................      (3,122)      (3,000)
                                                                  ---------    ---------
         Net cash provided by (used in) financing activities ..     (92,511)       3,787
                                                                  ---------    ---------
NET INCREASE IN CASH ..........................................     117,784            1

CASH, BEGINNING OF PERIOD .....................................          12           42
                                                                  ---------    ---------

CASH, END OF PERIOD ...........................................   $ 117,796    $      43
                                                                  =========    =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


1. GENERAL

      On September 21, 1999, Century Aluminum Company ("Century" or the "Company") and Century Aluminum of West Virginia, Inc. ("Century of West Virginia") sold the net assets of their two aluminum fabricating businesses to Pechiney Rolled Products LLC ("Pechiney"). Century's fabricating businesses consisted of Century Cast Plate, Inc. ("Century Cast Plate") located in Vernon, California and the rolling and casting operations of Century of West Virginia, located in Ravenswood, West Virginia ("Pechiney Transaction"). The financial results for the third quarter of 1999 include the operations of the fabricating businesses through September 21, 1999.

     Century is a holding company whose principal subsidiary is Century of West Virginia, which operates a primary aluminum reduction facility and operated an aluminum fabrication facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 26.67% undivided interest in the property, plant and equipment comprising MHAC. Century Aluminum Company's other subsidiary was Century Cast Plate, which operated a cast aluminum plate business located in Vernon, California.

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

    The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1998. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


2. INVENTORIES

    Inventories consist of the following:

                                                     September 30,    December 31,
                                                         1999             1998
                                                     -------------    ------------
Raw materials ................................         $ 22,021         $ 81,474
Work-in-process ..............................            2,139           71,045
Finished goods ...............................            2,755           25,858
Operating and other supplies .................           10,861           19,328
                                                       --------         --------
                                                       $ 37,776         $197,705
                                                       ========         ========

    At September 30, 1999 and December 31, 1998, approximately 71% and 90%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $218 at September 30, 1999 and the excess of LIFO cost (or market, if lower) over FIFO cost was approximately $20,150 at December 31, 1998.

3. BANK REVOLVING CREDIT FACILITY

    On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160,000 of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. On September 15, 1999 the Bank Agreement was amended to permit the sale of the fabricating businesses in the Pechiney Transaction and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities (see Note 8 to the Consolidated Financial Statements). On September 21, 1999, the Company repaid its outstanding debt under the revolving credit facilities. The Company and its lenders have agreed to reduce the facilities from $160,000 to $75,000 and to establish new financial covenants and other terms. The facility may not be used until such time as new covenants and other terms are established.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

    It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


reasonably estimated. The aggregate environmental related accrued liabilities were $1,374 at September 30, 1999 and December 31, 1998, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

    Legal Contingencies

    Century of West Virginia is a named defendant (along with other companies) in approximately 2,364 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed and the conditions in which work was performed. If the plaintiffs' performed the work during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility, pursuant to the terms of the Kaiser Purchase Agreement, for defense and indemnity. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia for work at the Century of West Virginia facility only after the time Century of West Virginia purchased the facility from Kaiser. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently 10 actions pending by individuals who claim exposure only after Century of West Virginia's acquisition of the premises. Those matters have been settled for nominal amounts, pending completion of settlement papers. Pursuant to the terms of the Pechiney Transaction, in the event a claim is made that exposure occurred on the fabrication or casting divisions of the Century of West Virginia facility not subject to the Kaiser Purchase Agreement, such claims will be turned over to Pechiney. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

    On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998 and 1999. The Company made its scheduled contributions for 1996, 1997, 1998 and through September 30, 1999. The Company has granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires. The Company, at its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

5. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

    The Company produces primary aluminum products and through September 21, 1999 manufactured aluminum sheet and plate products and has managed the risks of each accordingly through the issuance of fixed-price commitments and financial instruments.

    The Company had fixed price commitments to sell 181.5 million pounds and
543.9 million pounds of primary, scrap aluminum and sheet and plate products at September 30, 1999 and December 31, 1998, respectively. Of the total fixed-price sales commitments, 105.9 million pounds and 34.6 million pounds at September 30, 1999 and December 31, 1998, respectively, were with the Glencore Group. In addition, the Company had fixed price commitments to purchase 2.1 million pounds and 190.8 million pounds of aluminum and alloy raw materials at September 30, 1999 and December 31, 1998, respectively. The Company had fixed-price purchase commitments of 162.1 million pounds at December 31, 1998 with the Glencore Group.

    In order to manage the Company's exposure to fluctuating commodity prices, the Company enters into forward sales and purchase contracts for primary aluminum that will be settled in cash. At September 30, 1999 and December 31, 1998, the Company had forward sales contracts, primarily with the Glencore Group, for 21.9 million and 65.6 million pounds, respectively. At December 31, 1998, the Company had forward purchase contracts, primarily with the Glencore

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


Group, for 18.0 million pounds. Forward sales contracts at September 30, 1999 are scheduled for settlement in the fourth quarter of 1999. Based on market prices at September 30, 1999, these contracts could be settled by the Company paying approximately $600. The actual settlement will be based on market prices on the respective settlement dates.

    The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

     In connection with the sale of the aluminum fabricating businesses (see
Note 8 to the Consolidated Financial Statements), the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is based on a quoted average primary aluminum market price as reported for the month immediately preceding the month of delivery.

6. SUPPLEMENTAL CASH FLOW INFORMATION

                                                   NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                                   -----------------
                                                     1999     1998
                                                    ------   ------
            Cash paid for:
                 Interest .......................   $6,288   $2,972
                 Income taxes ...................    1,903    7,279
            Cash received from income tax refunds      174    5,560


7. BUSINESS SEGMENTS

    The Company's two reportable business segments have been primary aluminum and (through September 21, 1999) sheet and plate products (see Note 8 to the Consolidated Financial Statement). The primary aluminum segment produces rolling ingot, t-ingot, extrusion billet and foundry ingot for internal use and sales to customers. The sheet and plate segment produced a wide range of products such as: brazing sheet for sale to automobile manufacturers, heat treated and non-heat treated plate for sale to aerospace and defense manufacturers, heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

    The accounting policies of the segments are the same as those described in the Company's December 31, 1998, Form 10-K, except that intersegment revenues have been accounted for

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


based upon a market-based standard established by the Company. The Company has evaluated segment performance based upon gross profit.

    Century's business segments have been strategic business units that manufacture and sell different products. The two business segments have been managed separately and require different technology, manufacturing processes and sales and marketing strategies. Information regarding the Company's business segments is summarized below:

                                            THREE MONTHS ENDED,       NINE MONTHS ENDED,
                                               SEPTEMBER 30,             SEPTEMBER 30,
                                          ----------------------    ----------------------
                                             1999         1998         1999         1998
                                          ---------    ---------    ---------    ---------
Primary Aluminum
       Net sales
          Third-party customers           $  17,183    $  10,718    $  43,201    $  29,898
          Related party customers            18,711       19,169       56,453       59,894
          Intersegment                       41,610       57,883      136,848      178,959
                                          ---------    ---------    ---------    ---------
       Total net sales                    $  77,504    $  87,770    $ 236,502    $ 268,751
       Segment gross profit (loss) (1)    $  (6,964)   $   4,506    $ (17,187)      24,952

Sheet and Plate Aluminum
       Net Sales
         Third-party customers            $ 117,151    $ 132,840    $ 385,756      406,087
       Segment gross profit (loss) (2)    $    (180)   $   2,059    $  10,774    $   7,034

Corporate, Unallocated and Eliminations
       Net Sales
          Intersegment                    $ (41,610)   $ (57,883)   $(136,848)   $(178,959)
       Segment gross (loss)               $      --    $     (42)   $      --    $    (125)

Totals
       Net Sales
          Third-party customers           $ 134,334    $ 143,558    $ 428,957    $ 435,985
          Related party customers            18,711       19,169       56,453       59,894
          Intersegment                           --           --           --           --
                                          ---------    ---------    ---------    ---------
       Total net sales                    $ 153,045    $ 162,727    $ 485,410    $ 495,879
       Gross profit (loss) (1)(2)         $  (7,144)   $   6,523    $  (6,413)   $  31,861

(1) The Primary segment includes non-cash charges of $6,449 and $7,941 in the three and nine months ended September 30, 1999, respectively, for inventory writedowns and LIFO adjustments.

(2) The Sheet and Plate segment includes non-cash charges (through September 21, 1999) of $5,300 and $7,649 in the three and nine months ended September 30, 1999 respectively, for the inventory writedowns and LIFO adjustments.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


8.  SALE OF THE FABRICATING BUSINESSES

    On September 21, 1999, the Company and Century of West Virginia completed the sale of their aluminum fabricating businesses to Pechiney. The transaction involved the sale of certain assets and the assumption of certain liabilities and the sale of all of the issued and outstanding shares of common stock of Century Cast Plate. The aggregate purchase price for the fabricating businesses was $248.0 million and the assumption of approximately $163.4 million of current and noncurrent liabilities, subject to certain post closing adjustments. Included in the gain is the estimated net effects resulting from the curtailment and settlement of the Company's employee benefit plans associated with the fabricating businesses. In connection with the sale, Century of West Virginia and Pechiney entered into the Metal Agreement dated as of September 21, 1999 and shall continue in effect until July 31, 2003. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver substantial quantities (from 23.0 million pounds to 27.0 million pounds per month) of the molten aluminum produced at Century of West Virginia's reduction facility located in Ravenswood, West Virginia. In addition, Pechiney is providing primary aluminum casting services to Century of West Virginia in connection with the excess molten aluminum produced at the Ravenswood, West Virginia reduction facility, which is not purchased by Pechiney. In connection with the transaction, the Company and Pechiney have entered into a Shared Facilities and Shared Services Agreement ("Shared Services Agreement") related to certain services, facilities, and related physical assets that will be shared between the parties.

    FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

    This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, Year 2000 readiness, environmental matters and liquidity under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1 Legal Proceedings." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are general economic and business conditions, changes in demand for the Company's products and services or the products of the Company's customers, fixed asset utilization, competition, the risk of technological changes and the Company's competitors developing more competitive technologies, the Company's dependence on certain important customers, the availability and terms of needed capital, risks of loss from environmental liabilities, and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

    The following information should be read in conjunction with the Company's 1998 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    On September 21, 1999, the Company and Century of West Virginia sold their two aluminum fabricating businesses. Accordingly, the following information includes the operations of these businesses through September 21, 1999.

    The Company has been an integrated manufacturer of primary aluminum and a broad range of value-added and specialized flat-rolled sheet and plate aluminum products. The aluminum industry is highly cyclical and the market price of aluminum (which trades as a commodity) has been volatile from time to time. In turn, prices of flat-rolled sheet and plate aluminum products have reflected this volatility as well as fluctuations attributable to general and industry-specific economic conditions. The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process have been alumina, aluminum scrap, coal tar, pitch, petroleum coke, aluminum fluoride and electricity.

    In the first quarter of 1998, the average cash price per tonne of primary aluminum on the London Metal Exchange ("LME") was $1,463. It then declined to $1,363 in the second quarter of 1998, with a further decline to $1,283 in the fourth quarter of 1998. The average cash price in the second quarter of 1999 was $1,306 and it moved higher in the third quarter of 1999 to $1,442.

RESULTS OF OPERATIONS

    Century's financial highlights include (in thousands, except per share data):

                                     THREE MONTHS ENDED       NINE MONTHS ENDED
                                        SEPTEMBER 30,           SEPTEMBER 30,
                                    --------------------    --------------------
                                      1999        1998        1999        1998
                                    --------    --------    --------    --------
Net sales
   Third-party customers            $134,334    $143,558    $428,957    $435,985
   Related party customers            18,711      19,169      56,453      59,894
                                    --------    --------    --------    --------
Total                                153,045     162,727     485,410     495,879

Net income                          $ 15,287    $  1,942    $  7,449    $ 15,880
Earnings per share - basic          $   0.76    $   0.10    $   0.37    $   0.79

In 1998, the Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Century's operations have consisted of two segments: primary aluminum and sheet and plate aluminum products. The Company has evaluated segment performance based upon gross profit. The Company used a market-based transfer price to record intersegment sales.

Primary Aluminum

                                     THREE MONTHS ENDED      NINE MONTHS ENDED
                                        SEPTEMBER 30,          SEPTEMBER 30,
                                   ---------------------   ---------------------
                                      1999        1998        1999        1998
                                   ---------    --------   ---------    --------
Net sales
   Third-party customers           $  17,183    $ 10,718   $  43,201    $ 29,898
   Related party customers            18,711      19,169      56,453      59,894
   Intersegment                       41,610      57,883     136,848     178,959
                                   ---------    --------   ---------    --------
Total                                 77,504      87,770     236,502     268,751

Gross profit (loss)                $  (6,964)   $  4,506   $ (17,187)   $ 24,952

Third-party shipment pounds           25,082      15,308      62,690      40,231
Related-party shipment pounds         27,226      27,838      89,718      85,716
Intersegment shipment pounds          63,769      85,506     217,443     249,909
                                   ---------    --------   ---------    --------
Total                                116,077     128,652     369,851     375,856

    The primary aluminum segment produces t-ingot, rolling ingot, extrusion billet and foundry ingot for internal use and sales to customers. A significant portion of this segment's sales is to a related party (the Glencore Group).

    The primary segment's net sales during the three and nine months ended September 30, 1999 were $77.5 million and $236.5 million, a decrease of $10.3 million (or 11.7%) and $32.2 million (or 12.0%) from comparable 1998 periods. The segment shipped 116.1 and 369.9 million pounds of primary aluminum products in the three and nine months ended September 30, 1999, a decrease of 12.6 million and 6.0 million pounds from comparable 1998 periods. The lower revenue in 1999 is attributable to the decline in the LME price for primary aluminum and its influence upon the realized prices for Century's primary aluminum products.

        Gross profit for the three and nine months ended September 30, 1999 was adversely affected by lower realized prices, increased costs due to a shift in mix to higher cost primary products, a charge of $1.4 million from the temporary shutdown of one of four production lines at the Company's Ravenswood, West Virginia operation following an illegal one-day work stoppage in August and a non-cash charge of $6.4 million and $7.9 for the three and nine months ended September 30, 1999, respectively, related to inventory writedowns and LIFO adjustments.

Sheet and Plate Aluminum

                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,            SEPTEMBER 30,
                                  ----------------------    --------------------
                                     1999         1998        1999        1998
                                  ---------     --------    --------    --------
Net sales
   Direct customers               $ 116,741     $130,902    $383,711    $399,436
   Toll customers                       410        1,938       2,045       6,651
                                  ---------     --------    --------    --------
Total                               117,151      132,840     385,756     406,087

Gross profit (loss)               $    (180)    $  2,059    $ 10,774    $  7,034

Direct shipment pounds              100,339      109,205     327,669     327,178
Toll shipment pounds                  1,818        6,718       8,580      23,464
                                  ---------     --------    --------    --------
Total                               102,157      115,923     336,249     350,642

    The following information reflects the fabricating businesses through September 21, 1999, the date of closing of the Pechiney Transaction.

    The sheet and plate aluminum segment produced a wide range of products such as brazing sheet for sale to automobile manufacturers, heat treated and non-heat treated plate for sale to aerospace and defense manufacturers, heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

    The sheet and plate segment's net sales during the three and nine months ended September 30, 1999 were $117.2 million and $385.8 million, a decrease of $15.7 million (or 11.8%)
compared to third quarter 1998 net sales and a decrease of $20.3 million (or 5.0%) from the first nine months of 1998 net sales. The segment shipped 102.2 million and 336.2 million pounds of sheet and plate products in the three and nine months ended September 30, 1999, a decrease of 13.8 million pounds compared to the third quarter 1998 shipments and a decrease of 14.4 million pounds from the first nine months of 1998 shipments. The Company continued to see improvements in its sheet and plate product mix, but the lower LME price for primary aluminum in 1999 and its influence on the prices Century realized for its sheet and plate products had more than offset the improvement. In addition, the sale of the fabricating businesses on September 21, 1999 contributed to the decrease.

    Gross loss for the three months ended September 30, 1999 was $180,000 and the gross profit for the nine months ended September 30, 1999 was $10.8 million, a decrease of $2.2 million and an increase of $3.7 million from comparable 1998 periods. The increase in the nine months ended September 30, 1999 gross profit was the result of a shift in product mix from lower to higher margin products and the positive impact of the lower LME price on aluminum raw material costs. The gross loss during the three months ended September 30, 1999 was increased by non-cash charges of $5.3 for inventory writedowns and LIFO adjustments. The gross profit during the nine months ended September 30, 1999 was decreased by non-cash charges of $7.6 million for inventory writedowns and LIFO adjustments.

    Interest Expense. Interest expense during the three and nine months ended September 30, 1999 was $1.8 million and $5.4 million, an increase of $1.4 million and $3.8 million from comparable 1998 periods. The increase in debt outstanding and lower amounts of capitalized interest resulted in increased interest expense for the Company.

    Net Gains(Losses) on Forward Contracts. The Company recorded losses on forward contracts for the three and nine months ended September 30, 1999 of $0.8 million and $3.3 million, while the Company recorded gains of $1.1 million and $7.6 million during the three and nine months ended September 30, 1998. Rising LME aluminum prices in the first three quarters of 1999 decreased the market value of the Company's forward contracts relative to their December 31, 1998 market value, resulting in a loss. Declining LME aluminum prices in the first nine months of 1998 increased the market value of the Company's forward contracts relative to their December 31, 1997 market value, resulting in a gain.

    Extraordinary Item. The Company recorded an extraordinary expense related to the write-off of deferred bank fees of $1.4 million during the three and nine months ended September 30, 1999. The charge is a result of the early extinguishment of debt related to the sale of the fabricating businesses and the required repayment of the outstanding revolving credit facilities.

    Net Income. The Company earned $15.3 million and $7.5 million during the three and nine September 30, 1999 compared to net income of $1.9 million and $15.9 million during comparable 1998 periods. The gain on the sale of the fabricating businesses was partially offset by lower LME prices for primary aluminum and its influence on realized sales prices in both the primary and sheet and plate segments along with non-cash charges for inventory writedowns, LIFO adjustments, marking forward contracts to market and the illegal one-day work stoppage in August.


LIQUIDITY AND CAPITAL RESOURCES

    Working capital amounted to $128.9 million and $188.2 million at September 30, 1999 and December 31, 1998, respectively. The decrease is due primarily to the sale of the fabricating businesses on September 21, 1999. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.


    The Company's statements of cash flows for the nine months ended September 30, 1999 and 1998 are summarized below (dollars in thousands):


                                                           1999          1998
                                                        ---------      --------
Net cash from (used in) operating activities ......     $ (15,758)     $ 26,291
Net cash from (used in) investing activities ......       226,053       (30,077)
Net cash from (used in) financing activities ......       (92,511)        3,787
                                                        ---------      --------
Increase in cash ..................................     $ 117,784      $      1
                                                        =========      ========

    Operating activities used $15.8 million in net cash during the first nine months of 1999. Contributing to the reduction in cash was the growth in accounts receivable and pension contributions of $15.0 million. This was partially offset by a reduction in the Company's raw materials inventories. In the first nine months of 1998, operating activities provided $26.3 million in net cash to the Company. Net income and a reduction in accounts receivable caused by favorable changes in product/customer mix and trade accounts receivable terms added to the positive cash flow, partially offset by payments for metal purchases, maintenance expenditures and capital expenditures that were accrued at December 31, 1997.

    The Company's net cash provided by investing activities was $226.1 million during the first nine months of 1999. The increase in cash was due primarily to the proceeds received from the sale of the aluminum fabricating businesses that was partially offset by capital expenditures of $19.6 million. The Company's net cash used in investing activities was $30.1 million during the first nine months of 1998. The decrease in cash was due primarily to capital expenditures. The Company used the capital expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations.

    Net cash used in financing activities was $92.5 million during the first nine months of 1999 due primarily to the repayment of the revolving credit facilities. The net cash provided by financing activities during the first nine months of 1998 was $3.8 million.

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

    On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160.0 million of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. On March 31, 1999, the Company closed on the revolving loan. The revolving loan was secured by Century of West Virginia's and Berkeley's inventory and receivables.

    On September 15, 1999, the Bank Agreement was amended to permit the sale of the fabricating businesses in the Pechiney Transaction and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities (see Note 8 to the Consolidated Financial Statements). The Company and its lenders have agreed to reduce the revolving credit facilities from $160.0 million to $75.0 million and to establish new financial covenants and other terms. The facility may not be used until such time as new covenants and other terms are established.

    On September 21, 1999, the Company and Century of West Virginia completed the Pechiney Transaction. The transaction included the sale of certain assets and the assumption of certain liabilities of Century of West Virginia's aluminum fabricating business and the sale of all of the issued and outstanding shares of common stock of Century Cast Plate, Inc. The proceeds received for the fabricating businesses were $245.4 million, subject to certain post-closing adjustments (see Note 8 to the Consolidated Financial Statements).

    Pursuant to the PBGC Agreement, the Company has made scheduled contributions to its pension plan for hourly employees in 1999.

    The Company believes that cash flows from operations, funds that will be available under its bank agreements and proceeds from the sale of its fabricating businesses will be sufficient to meet its working capital requirements, capital expenditures, pension funding and debt service requirements in the near term and for the foreseeable future.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.4 million at September 30, 1999 and December 31, 1998, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of

Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

    See Note 4 to Consolidated Financial Statements appearing in Part I, Item 1.


YEAR 2000 COMPLIANCE PROGRAM

    The Company began its Year 2000 program in September 1996, using funds from its annual information services budget. In August 1997, the Board of Directors approved $8.7 million of funding for this program and for installation of new systems. At the same time, the Company allocated approximately 30 people (from both inside and outside resources) to the effort. To date, the Company has incurred $5.9 million in total costs relating to Year 2000 compliance, which is approximately 52% of the Company's total information technology budget for the period (including the August 1997 authorization). The Company estimates total Year 2000 compliance costs will be about $6.0 million. Century has not had to defer any of its information technology projects due to its Year 2000 compliance efforts.

    The Company's inventory of potentially affected systems (both information technology and non-information technology) is complete. Major systems have been determined to be Year 2000 compliant. Each of the Company's business units conducted its own inventory, identified its mission-critical systems and upgraded or replaced those systems that were not Year 2000 compliant.

    Each business unit has reported the results of its Year 2000 program quarterly to a corporate steering committee. This central coordination has allowed the Company to evaluate and, if necessary, remedy common applications or software. The Company completed all software and hardware testing and implementation during the second quarter of 1999.

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

    The Company has sent questionnaires to 349 selected vendors and suppliers, inquiring as to their Year 2000 readiness. To date, the Company has received responses to 99% of the questionnaires from those vendors and suppliers. If vendors and suppliers do not respond, or there is evidence of noncompliance, the Company contacts those vendors and suppliers directly for more detailed information. The Company completed its key vendor and supplier review during the second quarter of 1999. In addition to the foregoing, the Company has visited critical vendors in order to conduct in person reviews of their Year 2000 readiness preparations. A six page audit form questionnaire is sent to these vendors in advance of the meetings and is used as a form for discussions with these critical vendors. If the Company concludes that any of its material vendors or suppliers are not Year 2000 compliant, the Company will identify alternative sources for their products and services as part of its contingency plan, to the extent possible. The Company has, for example, conducted such an interview with its electrical supplier, since the most reasonably likely worst case scenario would be a loss of electricity which could result in a shut down of the facilities and require the Company to incur significant restart costs. That visit involved a review of the preparations being made by the Company's electrical supplier.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

    Century produces primary aluminum products. The Company's earnings are exposed to aluminum price fluctuations. The Company manages this risk through the issuance of fixed price commitments and financial instruments. The Company does not engage in trading or speculative transactions. Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the benefit from price increases significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

    The Company had fixed price commitments to sell 181.5 million pounds of primary and scrap aluminum at September 30, 1999. The Company had fixed price commitments to purchase 2.1 million pounds of aluminum at September 30, 1999. In addition, the Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001.

      At September 30, 1999, the Company had entered into 21.9 million pounds of forward primary aluminum sales contracts with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in a portion of its inventory and fixed price purchase commitments. These contracts will be settled in cash at various dates in the fourth quarter of 1999. Based on market prices at September 30, 1999, these financial instruments could be settled by the Company paying approximately $600,000. The actual settlement will be based on market prices at the respective settlement dates.

    A hypothetical $0.10 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $1.4 million on net income for the nine months ended September 30, 1999 as a result of the forward primary aluminum sale contracts entered into by the Company at September 30, 1999. The effect of the hypothetical change of $0.10 per pound was calculated using a parallel shift in the September 30, 1999 forward price curve for primary aluminum. The price curve takes into account the time value of money, as well as future expectations regarding the price of primary aluminum. Actual changes in commodity prices may differ from hypothetical changes. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the sales price of primary aluminum products.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 4. Submission of Matters to a Vote of Stockholders - None.

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    Exhibit 10.10 - Waiver and Amendment No.1 to Revolving Credit and Term Loan Agreement, dated as of September 15, 1999.

    Exhibit 27.0 - Financial Data Schedule

    (b) Reports on Form 8-K

    The Company filed a Form 8-K related to the sale of fabricating businesses on October 6, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Century Aluminum Company

Date: November 15, 1999       By:                /s/ Craig A. Davis
      ---------------------       ------------------------------------------------
                                                   Craig A. Davis
                                          Chairman/Chief Executive Officer


Date: November 15, 1999       By:               /s/ David W. Beckley
      ---------------------       ------------------------------------------------
                                                  David W. Beckley
                                  Executive Vice-President/Chief Financial Officer

                                  EXHIBIT INDEX



     Exhibit
      Number                             Description
 -----------------   -----------------------------------------------------------
      10.10          Waiver and Amendment No.1 to Revolving Credit and Term Loan
                     Agreement, dated as of September 15, 1999.

       27.0          Financial Data Schedule