Form 10-K
period 1999-12-31
CENTURY ALUMINUM CO
filed 2000-03-30
CIK 949157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

                              TITLE OF EACH CLASS

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 29, 2000, 20,202,538 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on February 29, 2000, the aggregate market value of the common stock held by non-affiliates of the registrant was $164,838,793.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 2, 2000 (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-K) are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

     This annual report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, environmental matters and liquidity under "Part I, Item 1 -- Business," "Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item 8 -- Financial Statements and Supplementary Data." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are: general economic and business conditions; changes in demand for the Company's products and services or the products of the Company's customers; fixed asset utilization; competition; the risk of technological changes and the Company's competitors developing more competitive technologies; the Company's dependence on certain important customers; the availability and terms of needed capital; risks of loss from environmental liabilities; and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

     Century Aluminum Company ("Century" or the "Company") is a leading North American producer of primary aluminum. Century's principal subsidiary, Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, owns and operates a reduction facility, strategically located on the Ohio River in Ravenswood, West Virginia. Century of West Virginia, through its wholly owned subsidiary, Berkeley Aluminum Company ("Berkeley"), also owns a 26.67% undivided interest in a reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility"). Century's reduction facilities have an aggregate annual capacity of approximately 500 million pounds of primary aluminum. In 1999, Century produced 466 million pounds of primary aluminum. The Company operates in one business segment.

     On September 21, 1999, the Company completed the sale to Pechiney Rolled Products, LLC, a Delaware limited liability company ("Pechiney"), of certain assets and the assumption of certain liabilities of Century of West Virginia's rolled products unit at Ravenswood, West Virginia (the "Rolling Business") and all of the issued and outstanding shares of common stock of Century Cast Plate, Inc. (together the "fabricating businesses"). The parties consummated the sale pursuant to the Stock and Asset Purchase Agreement dated July 26, 1999 (the "Purchase Agreement") by and among Century, Century of West Virginia and Pechiney. The aggregate purchase price for the fabricating businesses was $248 million, subject to certain post-closing adjustments. The purchase price was determined by arms-length negotiations between the parties. Century used a portion of the purchase price to repay all of its outstanding bank indebtedness.

     The Rolling Business assets that were sold include Century of West Virginia's casting operation and the flat-rolled sheet aluminum business at the Ravenswood, West Virginia facility. The Rolling Business, which had the capability to produce up to 500 million pounds (227,000 metric tons) of rolled aluminum products a year, provides premium sheet and plate products to the aerospace and transportation markets, and produces brazing sheet used to manufacture radiators for passenger cars and trucks. Century Cast Plate, Inc. was an aluminum cast plate business located in Vernon, California that had the capacity to produce approximately 15.0 million pounds of cast and machined aluminum plate a year.

     In connection with the Purchase Agreement, Century of West Virginia and Pechiney entered into a Molten Aluminum Purchase Agreement dated as of September 21, 1999 (the "Metal Agreement"). Pursuant to the Metal Agreement, Pechiney has agreed to purchase, and Century of West Virginia has agreed to provide, substantial quantities of molten aluminum produced at Century of West Virginia's reduction facility in Ravenswood, West Virginia at a price which is based on a quoted average market price as reported for the month immediately preceding the month of delivery. In addition, Pechiney has agreed to provide casting services to Century of West Virginia in connection with the excess molten aluminum produced at Century of West Virginia's reduction facility which is not purchased by Pechiney under the Metal Agreement.

     Century of West Virginia's reduction facility produces primary aluminum in molten and ingot form. Molten metal is delivered to the casting operation sold by the Company to Pechiney. Ingot produced by Century of West Virginia is primarily delivered to customers other than Pechiney. Through its interest in the Mt. Holly Facility, Century produces primary aluminum products in the form of t-ingot, extrusion billet, rolling ingot and foundry ingot. Extrusion billet and other shaped primary aluminum products are considered to be premium products and, accordingly, sell at a premium to the commodity-priced aluminum ingot. The Mt. Holly Facility, constructed in 1980, is the most recently built reduction facility in the United States.

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

INDUSTRY OVERVIEW

     The aluminum industry is highly cyclical, and the market prices of alumina and primary aluminum (which is traded as a commodity) have been volatile from time to time. The most commonly used indicator for pricing primary aluminum is the price per metric tonne for transactions on the London Metals Exchange ("LME"). The LME price does not represent the actual price for the Company's products; rather, it is the most commonly used benchmark for pricing primary aluminum in the aluminum industry. As a result, prices for primary aluminum have fluctuated widely. Over the past 12 years, the average LME cash price has ranged from a low of $0.52 per pound in 1993 to a high of $1.17 per pound in 1988.

     During 1997, industry fundamentals improved and the LME cash price increased from an average of $0.61 per pound in October 1996 to an average of $0.78 per pound in August 1997. In 1998, selling by investment funds, consumer hesitation in anticipation of lower prices and economic uncertainty in Asian markets adversely influenced the LME cash price. Prices continued to decline early in 1999 but rebounded as the year progressed primarily due to improving worldwide economic conditions. The average LME cash price was $0.62, $0.62 and $0.73 per pound for the years ended December 31, 1999, 1998 and 1997, respectively.

PRODUCTS AND MARKETS

     The Company produces and sells primary aluminum, including premium primary product such as rolling ingot and extrusion billet.

     The Company's strategy is to maximize smelter productivity and minimize related operating costs. The Company intends to implement this strategy through process improvement initiatives and strategic acquisitions which reduce its overall cost of producing molten metal. For instance, the Company has recently announced its intention to purchase an additional 23% of the Mt. Holly Facility from Xstrata AG ("Xstrata"), a publicly traded Swiss company for approximately $95 million. Glencore International AG (the "Glencore Group" or "Glencore") is a major shareholder of Xstrata and Century. The proposed acquisition will increase the Company's capacity by approximately 110 million pounds and reduce its overall cost of production. The acquisition is expected to be completed before April 30, 2000.

COMPETITION

     The market for primary aluminum is diverse and highly competitive. The Company competes in the production and sale of primary aluminum with numerous other producers in North America and with imported products, principally from Europe, Venezuela and the Commonwealth of Independent States (formerly the Union of Soviet Socialists Republic). The Company competes on the basis of quality, price, timeliness of delivery and customer service. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than those of the Company. Among the Company's principal competitors are Alcoa, Alcan and Kaiser Aluminum.

     Aluminum also competes with other materials such as steel, plastic and glass for various applications. Higher or lower aluminum prices tend to make aluminum products less or more competitive with these alternative materials.

PRICING

     Century offers a number of pricing alternatives to its customers which, combined with the Company's metals risk management program, are designed to lock-in a certain level of price stability on its primary aluminum production.

     Pricing of the Company's products is generally offered on the following bases: (i) a fixed-price basis, where the customer pays an agreed upon price over an extended period of time but usually less than one year or (ii) an indexed price, where the customer pays an agreed-upon differential relative to an established index, such as the LME. The Company's shipments to Pechiney are priced on an indexed basis as defined in the Metal Agreement.

SALES AND DISTRIBUTION

     Century serves customers principally in the industrial sector of the economy. There can be no assurance that any of the Company's major customers will continue to purchase their aluminum requirements from the Company at current volumes. For financial information regarding export sales, see Note 16 to the Consolidated Financial Statements.

     Sales of primary aluminum products to the Glencore Group amounted to $68.8 million, $74.3 million and $105.5 million for the years ended 1999, 1998 and 1997, respectively. Sales to the Glencore Group represented 12.1%, 11.4% and 14.6% of the net sales of the Company for the years ended 1999, 1998 and 1997, respectively. The Glencore Group has priced and unpriced agreements with the Company to purchase, on an arms-length basis, 73.8 million pounds of primary aluminum products during 2000 and 2001. However, there can be no assurance that the Company will continue to do business with the Glencore Group beyond the existing agreements.

BACKLOG

     The Company's backlog, including the Pechiney minimum requirement, was approximately 406 million pounds at December 31, 1999, all of which will be filled during 2000. Backlog is not a significant measure for primary aluminum because it is a commodity.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various environmental laws and regulations. The Company has spent and expects to spend in the future, significant amounts for compliance with those laws and regulations. In addition, past manufacturing activities have resulted in environmental impacts requiring remediation. Pursuant to certain environmental laws, the Company, regardless of fault, may be liable for the costs of remediation of contaminated property or for the amelioration of damage to natural resources. Although the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has planned environmental capital expenditures for the years ending December 31,

2000, 2001, and 2002 of approximately $3.7 million, $0.9 million and $0.4 million, respectively. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $2.9 million, $2.6 million and $3.0 million for the years ending December 31, 2000, 2001 and 2002, respectively. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Expenditures and Other Contingencies."

     The 1990 amendments to the Clean Air Act impose stringent standards on aluminum industry air emissions. These amendments will affect the operations of the Company's facilities. Technology-based standards relating to smelters and carbon plants have been promulgated. However, the Company cannot predict with certainty the total amount of environmental expenditures the Company will incur to comply with these standards. The Company's general capital expenditure plan includes certain projects designed to improve the Company's compliance with respect to both known and anticipated requirements.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and submitted to the EPA an RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. The EPA has advised Century of West Virginia that it may not comment on the RFI until the third quarter of 2000. After the RFI is complete, Century of West Virginia will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup is required, EPA would issue a subsequent order. Century of West Virginia believes this process will not be completed before the fourth quarter of 2000. At this time, the Company is unable to determine if any cleanup measures may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely cleanup activities will be required in two areas of the facility. Century of West Virginia believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which Century of West Virginia investigated under the 3008(h) order exist because of activities which occurred during Kaiser's ownership and operation. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Kaiser Purchase Agreement. In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     In connection with the sale to Pechiney of the fabricating businesses, the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the indemnification rights Century of West Virginia and the Company, respectively, have under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's Cast Plate, Inc., Stock Purchase Agreement with Alcoa. The Pechiney Purchase Agreement provides further indemnifications which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Purchase Agreement expire September 20, 2005; they are payable only to the extent they exceed $2 million.

     The Company is aware of two areas of contamination at its previously owned Virgin Islands Alumina Company ("Vialco") facility. At the first of these areas, the Company has removed contaminated soils and has disposed of such soils in approved facilities. In addition, it has begun a bioremediation program that it believes will fulfill the remaining legal requirements with respect to such soils. In the second area, the

Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination that did not originate from HOVIC was caused by releases on the property that predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, LLC, a subsidiary of Alcoa Alumina and Chemicals LLS ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $0.3 million on such environmental conditions and Vialco's indemnity is capped at $18 million. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $0.9 million and $1.4 million at December 31, 1999 and 1998, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have material adverse effect on the Company's financial condition, results of operations, or liquidity.

RESEARCH AND DEVELOPMENT

     Century performs ongoing process development work primarily using in-house engineering resources. The Company has most recently been focusing on efforts to refine the computer control of pots and to reduce electricity usage by using different anode stub configurations. Expenditures for third-party research and development totaled $0.8 million, $1.7 million and $2.2 million in 1999, 1998 and 1997, respectively. No third-party expenditures are planned for 2000.

PATENTS AND TRADEMARKS

     The Company owns or has rights to use a number of patents or patent applications relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents.

EMPLOYEES AND LABOR RELATIONS

     The Company currently employs approximately 757 persons. Century of West Virginia's present work force is comprised of approximately 615 hourly employees, represented by the United Steelworkers of America ("USWA"), and approximately 128 salaried personnel. The corporate office is comprised of 14 salaried personnel. Century of West Virginia's hourly employees are currently working under a four year labor agreement with the USWA which expires on May 31, 2003.

     Century maintains noncontributory defined benefit pension plans, postretirement healthcare and life insurance benefit plans and defined contribution 401(k) plans for its salaried and hourly employees. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Century of West Virginia's facility houses the Company's principal operations. The facility occupies 27 acres under roof on a site totaling 2,290 acres strategically located on the Ohio River near Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia.

     The Company's reduction facilities at Ravenswood and Mt. Holly have an aggregate annual capacity of approximately 500 million pounds of primary aluminum.

     Century of West Virginia's reduction facility, which was built in 1955, has an annual production capacity of approximately 375 million pounds and produces primary aluminum. Approximately 310 million pounds of Century of West Virginia's production is used to satisfy the primary aluminum requirements of Pechiney with the balance sold in the form of sow to other outside parties.

     The Mt. Holly Facility was constructed in 1980 and is the most recently constructed reduction facility in the United States. The Mt. Holly Facility has a total production capacity of approximately 475 million pounds, of which Century owns a 26.67% undivided interest. The remaining undivided interest in the Mt. Holly Facility is owned 50.33% by Alumax of South Carolina, Inc. ("ASC"), a subsidiary of Alcoa and 23.00% by Xstrata. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs. In February 2000, the Company announced its intention to acquire Xstrata's 23% interest in the Mt. Holly Facility. The Company expects the acquisition to close before April 30, 2000.

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

ITEM 3.  LEGAL PROCEEDINGS

     Century of West Virginia is a named defendant (along with other companies) in approximately 2,363 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed, and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility for defense and indemnity pursuant to the Kaiser Purchase Agreement. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently several actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. For a description of certain environmental matters involving the Company, see Item 1 "Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                                        BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                             AGE       DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
----                             ---   ------------------------------------------------------------
Craig A. Davis.................  59    Chairman and Chief Executive Officer of the Company since
                                       August 1995; Chairman and Chief Executive Officer of Century
                                       Aluminum of West Virginia since August 1995; Chairman and
                                       acting Chief Executive Officer of Century Aluminum of West
                                       Virginia from April 1992 through July 1995; Executive of
                                       Glencore International and Glencore AG from September 1990 to March 1996 and Director of Glencore International since
                                       December 1993.
Gerald A. Meyers...............  50    President and Chief Operating Officer and Director of the
                                       Company since August 1995; President and Chief Operating
                                       Officer of Century Aluminum of West Virginia since January
                                       1993 and Director of Century Aluminum of West Virginia since
                                       April 1994.
Gerald J. Kitchen..............  59    Executive Vice President, General Counsel and Chief
                                       Administrative Officer of the Company since September 1995;
                                       Vice President, General Counsel and Chief Administrative
                                       Officer of Century Aluminum of West Virginia since August
                                       1995; Partner of the law firm of Thoits, Love, Hershberger &
                                       McLean from November 1992 to September 1995.
David W. Beckley...............  55    Executive Vice President and Chief Financial Officer of the
                                       Company since September 1995; Vice President and Chief
                                       Financial Officer of Century Aluminum of West Virginia since
                                       September 1995; Vice President and Corporate Controller of
                                       Alliant Techsystems, Inc. (defense contractor) from May 1990 through May 1995.
Daniel J. Krofchek.............  46    Vice President and Treasurer of the Company since September
                                       1998; Treasurer of the Company from September 1997 through
                                       August 1998; various positions with H.J. Heinz Company from
                                       1988 through September 1997.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the Symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the Common Stock during the two most recent fiscal years.

                                                              HIGH      LOW
                                                             ------    ------
1999
  First Quarter............................................  $ 9.88    $ 4.19
  Second Quarter...........................................  $ 9.00    $ 5.13
  Third Quarter............................................  $11.88    $ 6.25
  Fourth Quarter...........................................  $15.13    $ 8.75
1998
  First Quarter............................................  $18.44    $12.00
  Second Quarter...........................................  $20.75    $13.88
  Third Quarter............................................  $15.13    $ 7.25
  Fourth Quarter...........................................  $11.00    $ 5.75

     The Company declared and paid dividends of $0.20 per share of Common Stock during 1999 and 1998. The Company anticipates that its revised loan agreement will contain, among other things, restrictions on the payment of dividends by the Company. See Note 5 to the Consolidated Financial Statements.

     At December 31, 1999, there were 28 holders of record and approximately 1,000 beneficial owners of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 1999 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1996 and 1995 is derived from the audited consolidated financial statements of the Company which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          1999(1)      1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales -- third party customers....  $497,475   $576,006   $615,467   $550,168   $610,722
  Net sales -- related parties..........    68,801     74,252    105,521    138,711    137,260
                                          --------   --------   --------   --------   --------
  Total net sales.......................   566,276    650,258    720,988    688,879    747,982
  Cost of goods sold....................   572,921    611,796    691,887    636,486    653,487
                                          --------   --------   --------   --------   --------
  Gross profit (loss)...................    (6,645)    38,462     29,101     52,393     94,495
  Selling, general and administrative
     expenses...........................    18,884     19,246     17,948     18,614     12,729
                                          --------   --------   --------   --------   --------
  Operating income (loss)...............   (25,529)    19,216     11,153     33,779     81,766
  Gain on sale of fabricating
     businesses.........................    41,130         --         --         --         --
  Interest expense -- net, others.......    (3,535)    (2,204)    (3,066)    (2,058)    (3,578)
  Interest expense -- net, affiliates...        --         --         --         --       (369)
  Other income (expense)................      (789)       553        419         91      1,472
  Net gain (loss) on forward
     contracts..........................    (5,368)    10,574     (6,837)    (6,670)     8,718
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before income taxes and
     extraordinary item.................     5,909     28,139      1,669     25,142     88,009
  Income tax expense....................      (628)   (10,202)      (601)    (8,902)   (34,502)
                                          --------   --------   --------   --------   --------
  Income from continuing operations
     before extraordinary item..........     5,281     17,937      1,068     16,240     53,507
  Extraordinary item -- write off of
     deferred bank fees, net of income
     tax benefit of $766................    (1,362)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Income from continuing operations.....     3,919     17,937      1,068     16,240     53,507
  Income from discontinued
     operations -- net of income
     taxes..............................        --         --         --        264      5,773
                                          --------   --------   --------   --------   --------
  Net income............................  $  3,919   $ 17,937   $  1,068   $ 16,504   $ 59,280
                                          ========   ========   ========   ========   ========
  Basic earnings per share:
     Income from continuing operations
       before extraordinary item........  $   0.26   $   0.90   $   0.05   $   0.78   $   2.31
     Extraordinary item.................     (0.07)        --         --         --         --
                                          --------   --------   --------   --------   --------
     Income from continuing
       operations.......................      0.19       0.90       0.05       0.78       2.31
     Income from discontinued
       operations.......................        --         --         --       0.01       0.25
                                          --------   --------   --------   --------   --------
     Net income.........................  $   0.19   $   0.90   $   0.05   $   0.79   $   2.56
                                          ========   ========   ========   ========   ========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          1999(1)      1998       1997       1996       1995
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
  Diluted earnings per share:
     Income from continuing operations
       before extraordinary item........  $   0.26   $   0.89   $   0.05   $   0.78   $   2.31
     Extraordinary item.................     (0.07)        --         --         --         --
                                          --------   --------   --------   --------   --------
     Income from continuing
       operations.......................      0.19       0.89       0.05       0.78       2.31
     Income from discontinued
       operations.......................        --         --         --       0.01       0.25
                                          --------   --------   --------   --------   --------
     Net income.........................  $   0.19   $   0.89   $   0.05   $   0.79   $   2.56
                                          ========   ========   ========   ========   ========
Cash dividends declared and paid per
  common share..........................  $   0.20   $   0.20   $   0.20   $   0.15   $     --
BALANCE SHEET DATA (AT PERIOD END):
  Working capital.......................  $124,391   $188,156   $180,524   $170,037   $151,324
  Total assets..........................   310,802    545,630    507,148    473,731    538,120
  Long-term debt........................        --     89,389     58,950     24,356         --
  Total noncurrent liabilities..........    58,831    252,782    220,604    190,092    178,511
  Total shareholders' equity............   179,728    177,483    163,546    166,478    225,509

---------------
(1) On September 21, 1999, the Company sold its fabricating businesses to Pechiney. Accordingly, the results of operations for 1999 do not include the fabricating businesses after such date. Similarly, balance sheet data as of December 31, 1999 does not include the fabricating businesses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements of the Company, including the notes thereto, appearing in Item 8.

OVERVIEW

     On September 21, 1999, the Company and Century of West Virginia sold their fabricating businesses. Accordingly, the following information includes the operations of these businesses through September 21, 1999.

     The Company is a manufacturer of primary aluminum and the Company's net sales are derived from the sale of such primary aluminum.

     The aluminum industry is highly cyclical and the market price of primary aluminum (which trades as a commodity) is determined by worldwide supply and demand conditions, and as such, is highly volatile. For example, over the past 12 years, the average LME cash price has ranged from a low of $0.52 per pound in 1993 to a high of $1.17 per pound in 1988. The cash price for primary aluminum traded on the LME has averaged $0.62, $0.62 and $0.73 per pound for the years 1999, 1998, and 1997, respectively. The Company's results of operations depend to a large degree on the market prices of primary aluminum. Any adverse changes in the conditions that affect the market price of primary aluminum could have a material adverse affect on the Company's results of operations.

     Of the approximately 343 million pounds of primary aluminum produced at Century of West Virginia's reduction facility in 1999, approximately 310 million pounds was used by the Company's prior rolling operations and Pechiney, with the balance sold primarily to the Glencore Group and third parties at market prices. The Company's interest in the Mt. Holly Facility amounted to approximately 123 million pounds of primary aluminum production in 1999. During 1999, Glencore purchased 62.7 million pounds of primary aluminum that was produced at the Mt. Holly Facility. Century's remaining share of the Mt. Holly Facility production was sold to third parties. In total, the Company shipped 106.6 million pounds of primary aluminum products in the form of t-ingot to the Glencore Group in 1999. Revenues from these shipments amounted to $68.8 million (representing 12.1% of 1999 net sales). The Glencore Group has priced and unpriced agreements with the Company to purchase, on an arms length basis, 73.8 million pounds of primary aluminum products during 2000 and 2001.

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

     With respect to its labor costs, in 1992, the Company established a progress share plan for eligible union employees, providing for contributions of 10% of Century of West Virginia's pre-plan, after-tax income (as defined) for each plan year through 1997 when the plan terminated. On June 1, 1999, the Company entered into a new four year labor contract with its hourly workers. The agreement calls for fixed increases in hourly wages in 1999, 2000, 2001 and 2002.

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Century of West Virginia facility. The cost of this work stoppage is estimated to be approximately $10.0 million including equipment damaged as a result of the production line shutdown. The Company has filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                              PERCENTAGE OF NET SALES
                                                              -----------------------
                                                              1999     1998     1997
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................  101.2     94.1     96.0
                                                              -----    -----    -----
  Gross profit (loss).......................................   (1.2)     5.9      4.0
Selling, general and administrative expenses................    3.3      3.0      2.5
                                                              -----    -----    -----
  Operating income (loss)...................................   (4.5)     2.9      1.5
Gain on sale of fabricating businesses......................    7.2       --       --
Interest expense -- net.....................................   (0.6)    (0.3)    (0.4)
Other income (expense)......................................   (0.1)     0.1      0.1
Net gain (loss) on forward contracts........................   (1.0)     1.6     (0.9)
                                                              -----    -----    -----
Income from continuing operations before income taxes.......    1.0      4.3      0.3
Income tax expense..........................................   (0.1)    (1.6)    (0.1)
                                                              -----    -----    -----
Income from continuing operations...........................    0.9%     2.7%     0.2%
                                                              =====    =====    =====

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                              SHEET AND PLATE                       PRIMARY
                                                 PRODUCTS                          ALUMINUM
                                 -----------------------------------------    -------------------
                                      DIRECT(1)                TOLL              DIRECT(1)(2)
                                 -------------------    ------------------    -------------------
                                 POUNDS     $/POUNDS    POUNDS    $/POUNDS    POUNDS     $/POUNDS
                                 -------    --------    ------    --------    -------    --------
                                                      (POUNDS IN THOUSANDS)
1999
  First Quarter................  113,751     $1.18       4,405     $0.25      122,250     $0.63
  Second Quarter...............  113,579     $1.17       2,357     $0.23      131,018     $0.63
  Third Quarter................  100,339     $1.16       1,818     $0.23      116,583     $0.66
  Fourth Quarter(3)............       --        --          --        --      115,991     $0.70
                                 -------     -----      ------     -----      -------     -----
          Total................  327,669     $1.17       8,580     $0.24      485,842     $0.65
1998
  First Quarter................  114,618     $1.23       7,154     $0.31      123,584     $0.75
  Second Quarter...............  103,355     $1.23       9,592     $0.26      123,620     $0.72
  Third Quarter................  109,205     $1.20       6,718     $0.29      128,652     $0.68
  Fourth Quarter...............  106,437     $1.19       4,778     $0.38      120,650     $0.68
                                 -------     -----      ------     -----      -------     -----
          Total................  433,615     $1.21      28,242     $0.30      496,506     $0.71
1997
  First Quarter................  138,916     $1.10      12,017     $0.32      117,261     $0.74
  Second Quarter...............  134,411     $1.14      13,130     $0.29      121,675     $0.76
  Third Quarter................  112,232     $1.17       9,217     $0.32      119,975     $0.76
  Fourth Quarter...............  106,112     $1.24      14,649     $0.26      122,372     $0.76
                                 -------     -----      ------     -----      -------     -----
          Total................  491,671     $1.15      49,013     $0.29      481,283     $0.75

---------------
(1) Does not include materials and products processed by the Company for a fee ("tolling") and forward sales contracts without physical delivery.

(2) The primary aluminum segment includes intersegment sales to the sheet and plate products segment.

(3) The Company sold its fabricating businesses to Pechiney in September 1999.

  Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Net Sales. Consolidated net sales decreased $84.0 million (or 12.9%) in 1999 to $566.3 million from $650.3 million in 1998. The decrease was partially a result of the sale of the Company's former fabricating businesses in September 1999 and reduced average unit selling prices. Primary aluminum product sales (including shipments to the fabricating businesses of $136.8 million) decreased $32.9 million (or 9.4%) in 1999 to $317.4 million from $350.3 million in 1998 (including shipments to the fabricating businesses of $234.5 million). The decrease was a result of reduced volumes caused by the illegal strike at Century of West Virginia's Ravenswood facility in August 1999 and to reduced average unit selling prices during 1999 as compared to the average in 1998.

     Gross Profit and Loss. The Company reported a gross loss of $6.6 million in 1999 compared to a gross profit of $38.5 million in 1998 or a decrease of $45.1 million. The decrease primarily resulted from lower unit selling prices, the costs and effects of lost production of approximately $10 million resulting from the illegal strike in August 1999, a charge of $12.3 million for inventory writedowns and LIFO adjustments, and the sale of the Company's former fabricating businesses.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses of $18.9 million in 1999 were slightly lower than expenses of $19.2 million in 1998. The decrease was due to the sale of the fabricating businesses partially offset by increased professional fee expenses.

     Gain on Sale of Fabricating Businesses. The gain on the sale of the fabricating businesses of $41.1 million in 1999 represents the excess of proceeds received over the net assets sold to Pechiney on September 21, 1999, adjusted for the expected effects of certain post-closing adjustments.

     Interest Expense -- Net. Interest expense increased $1.3 million to $3.5 million in 1999 from $2.2 million in 1998. The increase was due to reduced capitalized interest in 1999 compared to 1998 and to higher borrowings during the first three quarters of 1999 compared to the same period in 1998, partially offset by interest income earned in the fourth quarter of 1999.

     Net Gains or Losses on Forward Contracts. The Company incurred a net loss on forward contracts of $5.4 million in 1999 compared to a net gain of $10.6 million in 1998. The decrease resulted from steadily increasing market prices for primary aluminum during 1999 which reduced the value of the Company's forward sales contracts.

     Tax Provision. Tax expense for 1999 was $0.7 million compared to $10.2 million in 1998. The decrease was primarily the result of reduced operating income.

     Net Income. Net income for the year ended 1999 was $3.9 million compared to $17.9 million for 1998. The decrease was a result of lower average unit selling prices, reduced volumes, a charge for inventory writedowns and LIFO adjustments, the costs and effects of lost production from the illegal strike in August 1999. The decrease was substantially offset by the gain on the sale of the fabricating businesses.

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

     Interest Expense -- Net. Interest expense decreased $0.9 million (or 28.1%) in 1998. This decline was a result of lower borrowing rates and higher amounts of capitalized interest. These benefits were partially offset by an increase in the amount of debt outstanding.

     Net Gains on Forward Contracts. Lower LME prices during 1998 improved the market value of the Company's forward contracts. As a result, the Company recorded net gains on forward contracts of $10.6 million in 1998. During 1997, the Company recorded a net loss on forward contracts of $6.8 million.

     Tax Provision. Income tax expense increased to $10.2 million in 1998 from $0.6 million in 1997. The increase was a result of higher income from operations in 1998.

     Net income. As a result of improved price realizations for sheet and plate products, lower costs for scrap aluminum inputs and forward contract gains, net income for the year ended 1998 increased $16.9 million over 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $124.4 million and $188.2 million at December 31, 1999 and 1998, respectively. The decrease in working capital was primarily the result of the sale of the Company's fabricating businesses in September 1999.

     The Company's statements of cash flows for the years indicated are summarized below:

                                                       1999        1998        1997
                                                     --------    --------    --------
                                                          (DOLLARS IN THOUSANDS)
Net cash (used in) provided by operating
  activities.......................................  $(44,190)   $ 25,369    $  9,318
Net cash provided by (used in) investing
  activities.......................................   222,707     (51,838)    (39,982)
Net cash (used in) provided by financing
  activities.......................................   (93,521)     26,439      30,594
                                                     --------    --------    --------
Increase (decrease) in cash........................  $ 84,996    $    (30)   $    (70)
                                                     ========    ========    ========

     Net cash flows used in operating activities were $44.2 million during 1999. Net cash flow derived from operations was $25.4 million and $9.3 million during 1998 and 1997, respectively. The 1999 decrease was primarily the result of reduced income from operations in that year.

     The Company's net cash derived from investing activities was $222.7 million in 1999. The net cash used in investing activities was $51.8 million and $40.0 million during 1998 and 1997, respectively. The large increase in cash flow from investing activities is a result of proceeds from the sale of the fabricating businesses in September 1999. Capital expenditures were $23.0 million, $44.3 million and $40.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. Capital expenditures for 2000 are expected to be approximately $18.0 million and will be principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. In addition, the Company intends to spend approximately $95 million in 2000 for the acquisition from Xstrata of its 23% interest in the Mt. Holly Facility.

     Net cash flows used in financing activities were $93.5 million in 1999. Net cash flows derived from financing activities were $26.4 million, and $30.6 million in 1998 and 1997, respectively. The large decrease in cash flows from financing activities resulted from the Company's utilization of a portion of the proceeds from the sale of the fabricating businesses to retire all of its outstanding bank debt.

     On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $180.0 million of credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. The credit facilities consisted of a revolving loan of up to $160.0 million and a term loan of $20.0 million. The revolving loan was secured by the inventory and receivables of Century of West Virginia and Berkeley. As a result of the sale of the fabricating businesses, the Company and its lenders have agreed to reduce the revolving credit facilities from $160.0 million to $75.0 million and to establish new financial covenants and other terms. The facility may not be used until such time as new covenants and other terms are established.

     The Company anticipates that the facility will provide for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property and assets except in the ordinary course of business,
(ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to $5.0 million per year, (iv) a prohibition on change of business or change of control and (v) maintenance of certain financial ratios.

     Pursuant to an agreement with the Pension Benefit Guaranty Corporation ("PBGC Agreement"), the Company made scheduled contributions to its pension plan for hourly employees in 1999. The contributions were approximately $7.0 million above the minimum required contributions under Section 412 of the Internal Revenue Code. See Note 12 to the Consolidated Financial Statements.

     The Company's liquidity requirements arise primarily from working capital needs and capital investments. The Company believes that cash flows from operations and funds available under its Bank Agreement will be sufficient to fund its working capital requirements, capital expenditures and debt service in the near term and for the foreseeable future.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company's operations are subject to various environmental laws and regulations. The Company has spent and expects to spend in the future, significant amounts for compliance with those laws and regulations. In addition, past manufacturing activities have resulted in environmental impacts requiring remediation. Pursuant to certain environmental laws, the Company, regardless of fault, may be liable for the costs of remediation of contaminated property or for the amelioration of damage to natural resources. Although the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has planned environmental capital expenditures for the years ending December 31, 2000, 2001, and 2002 of approximately $3.7 million, $0.9 million and $0.4 million, respectively. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $2.9 million, $2.6 million and $3.0 million for the years ending December 31, 2000, 2001 and 2002, respectively. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Item 1 "Environmental Matters".

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

YEAR 2000 COMPLIANCE PROGRAM

     The Company, like other businesses, made substantial preparations for the Year 2000 issue. The Year 2000 issue arose from the past practice of utilizing two digits (as opposed to four) to represent the year in some computer programs and software. If uncorrected, this could have resulted in computational errors. All of the products produced and sold by the Company are unaffected by Year 2000 issues in use or operation since they contain no microprocessors.

     Based on information available to date, the Company has not experienced any significant events attributable to Year 2000 issues. The Company will continue to monitor for potential issues at Century, its customers and suppliers, in order to permit a rapid response should any issues arise. The Company believes that if any Year 2000 issues were to arise, they would not have a significant impact on its operations and would most likely be isolated, short-term events.

     In 1999 and 1998, the Company incurred approximately $9.0 million of direct costs in connection with its Year 2000 program. These costs included external consulting costs and the cost of hardware and software replaced as a result of Year 2000 issues. The Company does not expect to incur significant direct costs related to the Year 2000 issue during the current year.

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modified the accounting for derivative and hedging activities and was initially effective for fiscal years beginning after June 15, 1999. In April 1999, the FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. An Exposure Draft was issued on March 3, 2000 which proposes certain amendments to SFAS No. 133. The Company continues to evaluate the potential impact SFAS No. 133 and its proposed amendments will have on its results of operations and financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

     Century produces primary aluminum products and the Company's earnings are exposed to aluminum price fluctuations. The Company manages this risk through the issuance of fixed price commitments and financial instruments. The Company does not engage in trading or speculative transactions. Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the benefit from price increases significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

     The Company had fixed price commitments to sell 124.4 million pounds of primary aluminum at December 31, 1999 and 543.9 million pounds of primary aluminum, scrap aluminum, and sheet and plate products at December 31, 1998. Of the total fixed price sales commitments, 68.3 million pounds and 34.6 million pounds at December 31, 1999 and 1998, respectively, were with the Glencore Group. The Company had no fixed price commitments to purchase aluminum at December 31, 1999. The Company had fixed price commitments to purchase 190.8 million pounds of aluminum and alloy raw materials at December 31, 1998. Of the total fixed price purchase commitments, 162.1 million pounds at December 31, 1998 were with the Glencore Group. In addition, the Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001.

     At December 31, 1999 and 1998, the Company had entered into 60.0 million and 65.6 million pounds, respectively, of forward primary aluminum sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in a portion of its inventory. The 1999 contracts will be settled in cash at various dates in 2000 and 2001. Based on market prices at December 31, 1999 and 1998, the forward sales contracts could have been settled by the Company paying approximately $1.7 million and receiving $3.1 million, respectively. The actual settlement was and will be based on market prices on the respective settlement dates. At December 31, 1998, the Company had forward purchase contracts, primarily with the Glencore Group, for 18 million pounds.

     A hypothetical $0.10 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $6.0 million on pre-tax income in 2000 as a result of the forward primary aluminum purchase and sale contracts entered into by the Company at December 31, 1999. Actual changes in commodity prices may differ from hypothetical changes. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the purchase price of raw materials and sales price of aluminum products.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     19
Consolidated Balance Sheets at December 31, 1999 and 1998...     20
Consolidated Statements of Operations for the Years Ended
  December 31, 1999, 1998 and 1997..........................     21
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1999, 1998 and 1997..............     22
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999, 1998 and 1997..........................     23
Notes to the Consolidated Financial Statements..............  24-41

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 25, 2000

                            CENTURY ALUMINUM COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
  Cash......................................................  $ 85,008     $     12
  Restricted cash equivalents...............................     5,821        5,814
  Accounts receivable, trade -- net.........................    38,499       74,948
  Due from affiliates.......................................    15,991       16,036
  Inventories...............................................    44,936      197,705
  Prepaid and other assets..................................     6,379        9,006
                                                              --------     --------
     Total current assets...................................   196,634      303,521
PROPERTY, PLANT AND EQUIPMENT -- NET........................   105,158      227,320
OTHER ASSETS................................................     9,010       14,789
                                                              --------     --------
          TOTAL.............................................  $310,802     $545,630
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................  $ 29,134     $ 37,450
  Due to affiliates.........................................    10,737       15,146
  Accrued and other current liabilities.....................    27,770       36,733
  Accrued employee benefits costs -- current portion........     4,602       26,036
                                                              --------     --------
     Total current liabilities..............................    72,243      115,365
                                                              --------     --------
REVOLVING TERM LOAN.........................................        --       89,389
ACCRUED PENSION BENEFITS COSTS -- Less current portion......     3,589        9,792
ACCRUED POSTRETIREMENT BENEFITS COSTS -- Less current
  portion...................................................    39,391      129,318
OTHER LIABILITIES...........................................    15,851       24,283
                                                              --------     --------
     Total noncurrent liabilities...........................    58,831      252,782
                                                              --------     --------
CONTINGENCIES AND COMMITMENTS (Note 12)
SHAREHOLDERS' EQUITY:
  Common Stock (one cent par value, 50,000,000 shares
     authorized; 20,202,538 and 20,000,000 shares
     outstanding at December 31, 1999 and 1998,
     respectively)..........................................       202          200
  Additional paid-in capital................................   164,409      161,953
  Retained earnings.........................................    15,117       15,330
                                                              --------     --------
     Total shareholders' equity.............................   179,728      177,483
                                                              --------     --------
          TOTAL.............................................  $310,802     $545,630
                                                              ========     ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE
                                                                         AMOUNTS)
NET SALES:
  Third-party customers....................................  $497,475    $576,006    $615,467
  Related parties..........................................    68,801      74,252     105,521
                                                             --------    --------    --------
                                                              566,276     650,258     720,988
COST OF GOODS SOLD.........................................   572,921     611,796     691,887
                                                             --------    --------    --------
GROSS PROFIT (LOSS)........................................    (6,645)     38,462      29,101
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES...............    18,884      19,246      17,948
                                                             --------    --------    --------
OPERATING INCOME (LOSS)....................................   (25,529)     19,216      11,153
GAIN ON SALE OF FABRICATING BUSINESSES.....................    41,130          --          --
INTEREST EXPENSE -- Net....................................    (3,535)     (2,204)     (3,066)
OTHER INCOME (EXPENSE)  -- Net.............................      (789)        553         419
NET GAIN (LOSS) ON FORWARD CONTRACTS.......................    (5,368)     10,574      (6,837)
                                                             --------    --------    --------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM..........     5,909      28,139       1,669
INCOME TAX EXPENSE.........................................      (628)    (10,202)       (601)
                                                             --------    --------    --------
INCOME BEFORE EXTRAORDINARY ITEM...........................     5,281      17,937       1,068
EXTRAORDINARY ITEM -- WRITE OFF OF DEFERRED BANK FEES, NET
  OF INCOME TAX BENEFIT OF $766............................    (1,362)         --          --
                                                             --------    --------    --------
NET INCOME.................................................  $  3,919    $ 17,937    $  1,068
                                                             ========    ========    ========
BASIC EARNINGS PER SHARE:
  Income before extraordinary item.........................  $   0.26    $   0.90    $   0.05
  Extraordinary item.......................................     (0.07)         --          --
                                                             --------    --------    --------
  Net Income...............................................  $   0.19    $   0.90    $   0.05
                                                             ========    ========    ========
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item.........................  $   0.26    $   0.89    $   0.05
  Extraordinary item.......................................     (0.07)         --          --
                                                             --------    --------    --------
  Net Income...............................................  $   0.19    $   0.89    $   0.05
                                                             ========    ========    ========
CASH DIVIDENDS PAID PER
  COMMON SHARE.............................................  $   0.20    $   0.20    $   0.20
                                                             ========    ========    ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL                    TOTAL
                                                  COMMON     PAID-IN      RETAINED    SHAREHOLDERS'
                                                  STOCK      CAPITAL      EARNINGS       EQUITY
                                                  ------    ----------    --------    -------------
                                                               (DOLLARS IN THOUSANDS)
BALANCE, DECEMBER 31, 1996......................   $200      $161,953     $ 4,325       $166,478
  Net Income....................................                            1,068          1,068
  Dividends.....................................                           (4,000)        (4,000)
                                                   ----      --------     -------       --------
BALANCE, DECEMBER 31, 1997......................    200       161,953       1,393        163,546
  Net Income....................................                           17,937         17,937
  Dividends.....................................                           (4,000)        (4,000)
                                                   ----      --------     -------       --------
BALANCE, DECEMBER 31, 1998......................    200       161,953      15,330        177,483
  Net Income....................................                            3,919          3,919
  Issuance of Common Stock......................      2         2,456                      2,458
  Dividends.....................................                           (4,132)        (4,132)
                                                   ----      --------     -------       --------
BALANCE, DECEMBER 31, 1999......................   $202      $164,409     $15,117       $179,728
                                                   ====      ========     =======       ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            1999         1998         1997
                                                          ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $   3,919    $  17,937    $   1,068
  Adjustments to reconcile net income to net cash from
     operating activities:
     Depreciation and amortization......................     18,749       19,685       18,427
     Deferred income taxes..............................     22,022       (3,767)      (6,392)
     Pension and other post retirement benefits.........    (16,656)     (12,021)      (4,992)
     Workers' compensation..............................       (150)      (1,314)         308
     Inventory reserve..................................      1,389           --           --
     Gain on sale of fabricating businesses.............    (41,130)          --           --
     Change in operating assets and liabilities:
       Accounts receivable, trade -- net................    (42,803)      37,588      (21,863)
       Due from affiliates..............................       (467)      (7,674)       4,319
       Inventories......................................     26,843      (22,789)       6,064
       Prepaids and other assets........................     (9,224)        (876)       1,830
       Accounts payable, trade..........................      8,519      (14,594)      20,069
       Due to affiliates................................     (1,518)      (2,087)      (5,433)
       Accrued and other current liabilities............    (15,944)      13,366       (5,065)
       Other -- net.....................................      2,261        1,915          978
                                                          ---------    ---------    ---------
     Net cash (used in) provided by operating
       activities.......................................    (44,190)      25,369        9,318
                                                          ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.............    (22,983)     (44,259)     (39,967)
  Purchase price adjustment related to business
     acquisitions.......................................        296           --           --
  Proceeds from sale of fabricating businesses..........    245,400           --           --
  Business acquisitions.................................         --       (7,251)          --
  Capital contribution to Mt. Holly.....................         --         (319)         (11)
  Restricted cash deposits..............................         (6)          (9)          (4)
                                                          ---------    ---------    ---------
     Net cash provided by (used in) investing
       activities.......................................    222,707      (51,838)     (39,982)
                                                          ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings............................................    340,708      233,610      234,816
  Repayment of borrowings...............................   (430,097)    (203,171)    (200,222)
  Dividends.............................................     (4,132)      (4,000)      (4,000)
                                                          ---------    ---------    ---------
     Net cash (used in) provided by financing
       activities.......................................    (93,521)      26,439       30,594
                                                          ---------    ---------    ---------
INCREASE (DECREASE) IN CASH.............................     84,996          (30)         (70)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............         12           42          112
                                                          ---------    ---------    ---------
CASH AND CASH EQUIVALENTS, END OF YEAR..................  $  85,008    $      12    $      42
                                                          =========    =========    =========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation -- Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility near Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility. As of December 31, 1999, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned 50.33% by Alumax of South Carolina, Inc., a subsidiary of Alcoa ("ASC") and 23.00% by Xstrata AG ("Xstrata"), a publicly traded Swiss company. Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group") is a major shareholder of Xstrata. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs. In February 2000, the Company announced its intention to purchase an additional 23% of the Mt. Holly Facility from Xstrata for approximately $95,000.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore. In April 1996, the Company completed an initial public offering of its common stock. At December 31, 1999, the Glencore Group owned 39.2% of Century's common shares outstanding.

     On December 31, 1998, the Company acquired a cast aluminum plate business located in Vernon, California, from Alcoa Inc. The business was named Century Cast Plate, Inc. and operated as a wholly owned subsidiary of Century. The business produced cast and machined aluminum plate.

     On September 21, 1999, the Company completed the sale to Pechiney Rolled Products, LLC, a Delaware limited liability company ("Pechiney"), of certain assets and the assumption of certain liabilities of Century of West Virginia's rolled products unit at Ravenswood, West Virginia (the "Rolling Business") and all of the issued and outstanding shares of common stock of Century Cast Plate, Inc. (together the "fabricating businesses"). The parties consummated the sale pursuant to the Stock and Asset Purchase Agreement dated July 26, 1999 (the "Purchase Agreement") by and among Century, Century of West Virginia and Pechiney. The aggregate purchase price for the fabricating businesses was $248,000, and is subject to certain post-closing adjustments. The purchase price was determined by arms-length negotiations between the parties. Century used a portion of the purchase price to repay all of its outstanding bank indebtedness.

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

     Revenue -- Revenue is recognized when title passes to customers in accordance with contract terms. Included in net sales are tolling fees that the Company earned from smelting, casting and fabricating material supplied by third-party customers. These fees are not related to primary aluminum shipments and, as such, will not be present in future years due to the sale of the fabricating businesses to Pechiney. Net sales includes tolling fees of $2,045, $8,469 and $14,428 for the years ended December 31, 1999, 1998 and 1997, respectively.

                            CENTURY ALUMINUM COMPANY

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

     Accounts Receivable -- The accounts receivable, trade are net of an allowance for uncollectable accounts of $29 and $2,390 at December 31, 1999 and 1998, respectively.

     Inventories -- Alumina and aluminum inventories are stated at the lower of cost (using the last-in, first-out ("LIFO") method) or market. The remaining inventories (operating and other supplies) are valued at the lower of average cost or market.

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

Buildings and improvements............................  14 to 40 years
Machinery and equipment...............................   5 to 22 years

     The Company periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     Other Assets -- At December 31, 1999 and 1998, other assets consist primarily of the Company's investment in the Mt. Holly partnership, deferred pension assets and deferred tax assets.

     Income Taxes -- The Company accounts for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating the Company's ability to realize deferred tax assets, the Company uses judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, including the lack of historical earnings, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

     Interest Expense -- Net -- Interest earned on investments is netted with interest incurred on indebtedness. Interest incurred in the construction of qualifying assets is capitalized as a component of the construction costs.

     Postemployment Benefits -- The Company provides certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Postemployment Benefits." The statement requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

                            CENTURY ALUMINUM COMPANY

     Fixed-Price Commitments and Forward Contracts -- The Company has entered into various fixed-price commitments to purchase alumina and primary aluminum and to sell primary aluminum. The Company has also entered into forward primary aluminum contracts to be settled in cash to manage the Company's exposure to changing primary aluminum prices. A change in market value of a forward contract is recognized as a gain or loss in the period of change and is recognized in the statements of operations as a gain or loss on forward contracts.

     Financial Instruments -- The Company's financial instruments (principally receivables, payables, debt and forward contracts) are carried at amounts that approximate fair value.

     Concentration of Credit Risk -- Financial instruments, in addition to forward contracts, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. With the sale of the fabricating businesses to Pechiney, the Company significantly reduced its customer base and thereby increased its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers, but generally does not require collateral to support trade receivables. As of December 31, 1999, the Company's receivables from a certain customer were approximately $30,000 or 78% of total trade accounts receivable.

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

     New Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modified the accounting for derivative and hedging activities and was initially effective for fiscal years beginning after June 15, 1999. In April 1999, the FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. An Exposure Draft was issued on March 3, 2000 which proposes certain amendments to SFAS No.
133. The Company continues to evaluate the potential impact SFAS No. 133 and its proposed amendments will have on its results of operations and financial position.

2. SALE OF FABRICATING BUSINESSES

     On September 21, 1999, the Company and Century of West Virginia completed the sale of their fabricating businesses to Pechiney. The transaction involved the sale of certain assets and the assumption of certain liabilities and the sale of all of the issued and outstanding shares of common stock of Century Cast Plate. The aggregate purchase price for the fabricating businesses was $248,000 and the assumption of approximately $163,400 of current and noncurrent liabilities, subject to certain post closing adjustments. As a result of this transaction, the Company realized a gain of $41,130. Included in the gain are the estimated net effects resulting from the curtailment and settlement of the Company's employee benefit plans associated with the fabricating businesses. The gain is subject to adjustment based on the ultimate resolution of the post closing adjustments which may affect the fabricating businesses' closing balance sheet as of September 21, 1999.

     In connection with the sale, Century of West Virginia and Pechiney entered into a Metal Supply Agreement ("Metal Agreement") dated as of September 21, 1999, which shall continue in effect until

                            CENTURY ALUMINUM COMPANY

July 31, 2003 with provisions for an extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver substantial quantities (from 23.0 million pounds to 27.0 million pounds per month) of the molten aluminum produced at Century of West Virginia's reduction facility located in Ravenswood, West Virginia. Pricing for shipments to Pechiney is based on a market index as defined in the Metal Agreement. In addition, Pechiney is providing primary aluminum casting services to Century of West Virginia in connection with the excess molten aluminum produced at the Ravenswood, West Virginia reduction facility, which was not purchased by Pechiney. In connection with the transaction, the Company and Pechiney have entered into a Shared Facilities and Shared Services Agreement ("Shared Services Agreement") related to certain services, facilities, and related physical assets that will be shared between the parties. Additionally, as part of the agreement, the Company has agreed to indemnify Pechiney, up to certain limits, for certain claims and environmental matters.

3. INVENTORIES

     Inventories, at December 31, consist of the following:

                                                           1999        1998
                                                          -------    --------
Raw materials...........................................  $27,271    $ 81,474
Work-in-process.........................................    2,899      71,045
Finished goods..........................................    5,715      25,858
Operating and other supplies............................    9,051      19,328
                                                          -------    --------
                                                          $44,936    $197,705
                                                          =======    ========

     At December 31, 1999 and 1998, approximately 80% and 90%, respectively of inventories were valued at the lower of LIFO cost or market. The excess of the LIFO cost (or market, if lower) of inventory over the first-in, first-out ("FIFO") cost was approximately $1,845 and $20,150 at December 31, 1999 and 1998, respectively.

     Inventory at December 31, 1999 has been written down from LIFO cost to estimated net realizable value. Results of operations for 1999 include non-cash charges of $12,272 for inventory write-downs and LIFO adjustments.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at December 31, consists of the following:

                                                           1999        1998
                                                         --------    --------
Land and improvements..................................  $  4,431    $  5,775
Buildings and improvements.............................    20,824      36,509
Machinery and equipment................................   154,881     295,711
Construction in progress...............................    23,304      50,951
                                                         --------    --------
                                                          203,440     388,946
Less accumulated depreciation..........................    98,282     161,626
                                                         --------    --------
                                                         $105,158    $227,320
                                                         ========    ========

     At December 31, 1999 and 1998, the cost of property, plant and equipment includes $56,605 and $51,454, respectively, and accumulated depreciation includes $22,781 and $20,547, respectively, representing the Company's undivided interest in the primary aluminum reduction facility in Mt. Holly, South Carolina.

                            CENTURY ALUMINUM COMPANY

     The Company has various operating lease commitments through 2003 relating to machinery and equipment. Expenses under all operating leases were $1,077, $1,839 and $1,504 for the years ended December 31, 1999, 1998 and 1997, respectively.

     There were no noncancelable operating leases as of December 31, 1999.

5. DEBT

     On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160,000 of revolving credit facilities and a $20,000 term loan to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. On September 15, 1999, the Bank Agreement was amended to permit the sale of the fabricating businesses to Pechiney and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities (see Note 2 to the Consolidated Financial Statements). On September 21, 1999, the Company repaid its outstanding debt under the revolving credit facilities. The Company and its lenders have agreed to reduce the revolving credit facilities from $160,000 to $75,000 and to establish new financial covenants and other terms. The facility may not be used until such time as new covenants and other terms are established.

     The Company anticipates that the facility will provide for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property and assets except in the ordinary course of business,
(ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to $5,000 per year, (iv) a prohibition on change of business or change of control and (v) maintenance of certain financial ratios.

     On January 30, 1996 Century of West Virginia and Berkeley entered into a bank revolving credit facility ("Prior Facility") with BankAmerica Business Credit, Inc. The Prior Facility provided for a revolving credit facility that consisted of borrowings and letters of credit up to $150,000 in the aggregate, based on availability. The borrowing base for purposes of determining availability under the Prior Facility was based upon certain eligible inventory and receivables.

     The variable interest rate on the borrowings under the Prior Facility was 7.1% on December 31, 1998. Borrowings of $89,389 as of December 31, 1998 were collateralized by Century of West Virginia's and Berkeley's inventory and receivables and were guaranteed by the Company.

                            CENTURY ALUMINUM COMPANY

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31

                                                            1999       1998
                                                           -------    -------
Accrued and Other Current Liabilities
Income taxes.............................................  $    --    $19,954
Transaction related costs and accruals...................   18,887         --
Salaries, wages and benefits.............................    3,564      9,973
Other....................................................    5,319      6,806
                                                           -------    -------
                                                           $27,770    $36,733
                                                           =======    =======
Accrued Employee Benefit Costs -- Current Portion
Pensions.................................................  $    --    $10,418
Postretirement benefits..................................    1,928      7,843
Employee benefits cost...................................    2,674      7,775
                                                           -------    -------
                                                           $ 4,602    $26,036
                                                           =======    =======
Other Liabilities
Workers' compensation....................................  $ 7,795    $20,427
Deferred taxes...........................................    6,778         --
Other....................................................    1,278      3,856
                                                           -------    -------
                                                           $15,851    $24,283
                                                           =======    =======

     Century of West Virginia is self-insured for workers' compensation, except for certain catastrophic coverage that is provided under State of West Virginia insurance programs. Cash equivalents of $5,650 are restricted by the Company's self-insurance arrangements. The liability for self-insured workers' compensation claims has been discounted at 6% at December 31, 1999 and 1998. The components of the liability for workers' compensation at December 31 are as follows:

                                                            1999       1998
                                                           -------    -------
Undiscounted liability...................................  $14,886    $41,015
Less discount............................................    5,065     14,631
                                                           -------    -------
                                                           $ 9,821    $26,384
                                                           =======    =======

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

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

     The change in benefit obligations and change in plan assets as of December 31 are as follows:

                                                         1999                     1998
                                                ----------------------    --------------------
                                                 PENSION       OPEB       PENSION       OPEB
                                                ---------    ---------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.......  $ 158,102    $ 161,461    $152,386    $137,493
Service cost..................................      2,502        2,956       3,005       3,220
Interest cost.................................      7,979        8,160      10,384      10,113
Change in liability due to (sale) acquisition
  of businesses...............................   (129,120)    (132,661)         --       7,300
Plan changes..................................      9,769          801          --          --
(Gains) losses................................     (4,882)       8,589       3,930      11,809
Benefits paid.................................     (8,366)      (8,160)    (11,603)     (8,474)
                                                ---------    ---------    --------    --------
Benefit obligation at end of year.............  $  35,984    $  41,146    $158,102    $161,461
                                                =========    =========    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year........................................  $ 145,470    $      --    $120,159    $     --
Actual return on plan assets..................     13,498           --      16,310          --
Change in assets due to sale of businesses....   (127,618)          --          --          --
Employer contributions........................     17,740        8,160      20,604       8,474
Benefits paid.................................     (8,366)      (8,160)    (11,603)     (8,474)
                                                ---------    ---------    --------    --------
Fair value of assets at end of year...........  $  40,724    $      --    $145,470    $     --
                                                =========    =========    ========    ========
FUNDED STATUS OF PLANS
Funded status.................................  $  (4,740)   $  41,146    $ 12,632    $161,461
Unrecognized actuarial gain (loss)............      8,048           --      14,185     (25,494)
Unrecognized transition obligation............       (929)          --          --          --
Unrecognized prior service cost...............     (3,286)         105      (6,607)      1,194
                                                ---------    ---------    --------    --------
Net liability (asset) recognized..............  $    (907)   $  41,251    $ 20,210    $137,161
                                                =========    =========    ========    ========

     Net periodic benefit costs were comprised of the following elements:

                                                   YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------
                                      1999                   1998                   1997
                               -------------------    -------------------    ------------------
                               PENSION      OPEB      PENSION      OPEB      PENSION     OPEB
                               --------    -------    --------    -------    -------    -------
Service cost.................  $  2,502    $ 2,956    $  3,004    $ 3,220    $ 2,995    $ 2,786
Interest cost................     7,979      8,160      10,383     10,113     10,444      9,676
Expected return on plan
  assets.....................   (10,322)        --     (11,468)        --     (7,666)        --
Net amortization and
  deferral...................     1,009        732         978        670      2,737       (149)
                               --------    -------    --------    -------    -------    -------
Net periodic cost............  $  1,168    $11,848    $  2,897    $14,003    $ 8,510    $12,313
                               ========    =======    ========    =======    =======    =======

                            CENTURY ALUMINUM COMPANY

     The following assumptions were used in the actuarial computations at December 31:

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate...............................................  7.50%   6.75%   7.00%
Rate of increase in future compensation levels
  Hourly pension plan.......................................  4.00%   4.00%   4.00%
  Salaried pension plan.....................................  4.00%   4.00%   4.00%
Long term rate of return on pension plan assets.............  9.00%   9.00%   9.00%

     For measurement purposes, a 6.00%, 5.50% and 5.50% annual rate increase in the per capita cost of covered health care benefits was assumed for 1999, 1998 and 1997, respectively. The rates were assumed to remain at 6.00% for 2000 and thereafter.

     A one-percentage-point increase in the assumed rate of inflation in future medical costs would increase the postretirement benefit obligation at December 31, 1999 by $5,178 and would increase aggregate 1999 service and interest cost by $2,660. A one-percentage-point decrease in the assumed rate of inflation in future medical costs would decrease the postretirement benefit obligation at December 31, 1999 by $4,186 and would decrease aggregate 1999 service and interest cost by $2,069. At December 31, 1999, the defined benefit pension plan for salaried employees had a projected benefit obligation of $6,486 and plan assets of $5,085.

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions of 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is in cash. Company contributions to the savings plan were $585, $774 and $806 for the years ended December 31, 1999, 1998 and 1997, respectively.

8. SHAREHOLDERS' EQUITY

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

9. STOCK BASED COMPENSATION

     1996 Stock Incentive Plan -- The Company adopted the 1996 Stock Incentive Plan (the "Stock Incentive Plan") for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock Incentive Plan is 1,200,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. The Company awarded 460,000 performance share units at the time of the initial public offering for no consideration. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the performance share units, $13 per share, is being charged to compensation expense over their five year vesting period, which is one-third at the end of each of the third, fourth and fifth anniversary dates. During 1999, 153,333 of the performance shares became vested and were converted to Common Stock. The Stock Incentive Plan, as presently administered, provides for additional grants upon the attainment of certain established performance goals. In 1999, the Company recognized $1,623 of expense related to the Stock Incentive Plan. The performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the

                            CENTURY ALUMINUM COMPANY
vesting periods. However, the performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations.

     The Company applies APB Opinion 25 and related interpretations in accounting for the 1996 Stock Incentive Plan. Accordingly, no compensation cost has been recognized for the stock option portions of the plan. Had compensation cost for the Stock Incentive Plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have changed to the pro forma amounts indicated below:

                                                                           1999      1998       1997
                                                                          ------    -------    ------
Net Income                         As Reported..........................  $3,919    $17,937    $1,068
                                   Pro Forma............................  $4,074    $17,568    $  681
Basic earnings per share           As Reported..........................  $ 0.19    $  0.90    $ 0.05
                                   Pro Forma............................  $ 0.20    $  0.88    $ 0.03
Diluted earnings per share         As Reported..........................  $ 0.19    $  0.89    $ 0.05
                                   Pro Forma............................  $ 0.20    $  0.87    $ 0.03

     Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 83,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

     A summary of the status of the Company's Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 1999, 1998 and 1997 and changes during the year ended on those dates is presented below:

                                        1999                   1998                   1997
                                --------------------    -------------------    -------------------
                                            WEIGHTED               WEIGHTED               WEIGHTED
                                            AVERAGE                AVERAGE                AVERAGE
                                            EXERCISE               EXERCISE               EXERCISE
OPTIONS                          SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
-------                         --------    --------    -------    --------    -------    --------
Outstanding at beginning of
  year........................   609,900     $13.15     595,600     $13.31     543,000     $13.13
Granted.......................    23,500     $ 9.26     102,900     $14.01      53,700     $15.12
Exercised.....................      (333)    $ 8.63          --         --          --         --
Forfeited.....................  (102,867)    $12.58     (88,600)    $15.22      (1,100)    $13.00
                                --------     ------     -------     ------     -------     ------
Outstanding at end of year....   530,200     $13.19     609,900     $13.15     595,600     $13.31
                                ========     ======     =======     ======     =======     ======

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                                       OPTIONS EXERCISABLE
                      OPTIONS OUTSTANDING                          ----------------------------
----------------------------------------------------------------     NUMBER
                    NUMBER       WEIGHTED-AVG.     WEIGHTED-AVG.   EXERCISABLE
    RANGE OF      OUTSTANDING      REMAINING         EXERCISE          AT        WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/99   CONTRACTUAL LIFE       PRICE        12/31/99     EXERCISE PRICE
---------------   -----------   ----------------   -------------   -----------   --------------
$14.50 to $16.72     45,500        7.1 years          $15.83          45,500         $15.83
$11.50 to $14.49    460,300        6.3 years          $13.02         460,300         $13.02
$ 7.03 to $11.49     24,400        9.5 years          $ 9.30          10,266         $ 9.00

                            CENTURY ALUMINUM COMPANY

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998:

                                                              1999     1998
                                                              -----    -----
Weighted average fair value per option
  granted during the year...................................  $2.77    $3.43
Dividends per quarter.......................................  $0.05    $0.05
Risk-free interest rate.....................................   5.54%    5.32%
Expected volatility.........................................     30%      30%
Expected lives (in years)...................................      5        3

10. EARNINGS PER SHARE

     Basic and diluted earnings per share for income from continuing operations for the years ended December 31, are as follows (shares in thousands):

                                                         1999       1998       1997
                                                        -------    -------    -------
BASIC EARNINGS PER SHARE:
Numerator:
  Net income available to common shareholders.........  $ 3,919    $17,937    $ 1,068
Denominator:
  Average common shares outstanding...................   20,202     20,000     20,000
Basic earnings per share..............................  $  0.19    $  0.90    $  0.05
                                                        =======    =======    =======
DILUTED EARNINGS PER SHARE:
Numerator:
  Net income available to common shareholders.........  $ 3,919    $17,937    $ 1,068
Denominator:
  Average common shares outstanding...................   20,202     20,000     20,000
  Effect of dilutive securities:
  Stock options and performance awards................      155        266        241
                                                        -------    -------    -------
Common shares outstanding, assuming dilution..........   20,357     20,266     20,241
Diluted earnings per share............................  $  0.19    $  0.89    $  0.05
                                                        =======    =======    =======

11. INCOME TAXES

     Significant components of the income tax expense from continuing operations consist of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1999        1998       1997
                                                      --------    --------    -------
Federal:
  Current benefit (expense).........................  $ 18,850    $(12,487)   $(6,056)
  Deferred (expense) benefit........................   (19,183)      3,592      5,554
State:
  Current benefit (expense).........................     2,544      (1,482)      (937)
  Deferred (expense) benefit........................    (2,839)        175        838
                                                      --------    --------    -------
  Total income tax expense..........................  $   (628)   $(10,202)   $  (601)
                                                      ========    ========    =======

                            CENTURY ALUMINUM COMPANY

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income from continuing operations is as follows:

                                                              1999    1998    1997
                                                              ----    ----    ----
Federal statutory rate......................................   35%     35%     35%
Effect of:
  Permanent differences.....................................  (27)     (2)     (3)
  State taxes, net of Federal benefit.......................    3       3       4
                                                              ---      --      --
                                                               11%     36%     36%
                                                              ===      ==      ==

     Permanent differences primarily relate to the Company's foreign sales corporation and the sale of the fabricating businesses.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                           1999        1998
                                                         --------    --------
FEDERAL
Deferred federal tax assets:
  Accrued postretirement benefit cost..................  $     --    $ 34,882
  Accrued liabilities..................................     8,758       9,880
  Federal NOL carried forward..........................     2,587          --
  General business credit..............................       165          --
                                                         --------    --------
     Net deferred federal tax assets...................    11,510      44,762
Deferred federal tax liabilities:
  Tax over financial statement depreciation............   (18,356)    (30,316)
                                                         --------    --------
     Net deferred federal tax (liability) asset........    (6,846)     14,446
                                                         --------    --------
STATE
Deferred state tax assets:
  Accrued postretirement benefit cost..................        --       4,983
  Accrued liabilities..................................     1,217       1,512
  State NOL carried forward............................     2,343          --
                                                         --------    --------
     Net deferred state tax assets.....................     3,560       6,495
Deferred state tax liabilities:
  Tax over financial statement depreciation............    (2,126)     (4,331)
                                                         --------    --------
     Net deferred state tax asset......................     1,434       2,164
                                                         --------    --------
Net deferred tax (liability) asset.....................  $ (5,412)   $ 16,610
                                                         ========    ========

     Of the $5,412 net deferred tax liability at December 31, 1999, $6,778 is included in other liabilities; the remainder is included in current assets. At December 31, 1998, $7,137 of the net deferred tax asset was included in other assets; the remainder was included in current assets.

12. CONTINGENCIES AND COMMITMENTS

  Environmental Contingencies

     The Company's operations are subject to various environmental laws and regulations. The Company has spent and expects to spend in the future, significant amounts for compliance with those laws and regulations.

                            CENTURY ALUMINUM COMPANY

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

     The 1990 amendments to the Clean Air Act impose stringent standards on aluminum industry air emissions. These amendments will affect the operations of the Company's facilities. Technology-based standards relating to smelters and carbon plants have been promulgated. However, the Company cannot predict with certainty the total amount of environmental expenditures the Company will incur to comply with these standards.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and submitted to the EPA an RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. The EPA has advised Century of West Virginia that it may not comment on the RFI until the third quarter of 2000. After the RFI is complete, Century of West Virginia will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup is required, EPA would issue a subsequent order. Century of West Virginia believes this process will not be completed before the fourth quarter of 2000. At this time, the Company is unable to determine if any cleanup measures may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely cleanup activities will be required in two areas of the facility. Century of West Virginia believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which Century of West Virginia investigated under the 3008(h) order exist because of activities which occurred during Kaiser's ownership and operation. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Kaiser Purchase Agreement. In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     In connection with the sale to Pechiney of the fabricating businesses, the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the indemnification rights Century of West Virginia and the Company, respectively, have under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's Cast Plate, Inc., Stock Purchase Agreement with Alcoa. The Pechiney Purchase Agreement provides further indemnifications which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Purchase Agreement expire September 20, 2005; they are payable only to the extent they exceed $2,000.

                            CENTURY ALUMINUM COMPANY

     The Company is aware of two areas of contamination at its previously owned Virgin Islands Alumina Company ("Vialco") facility. At the first of these areas, the Company has removed contaminated soils and has disposed of such soils in approved facilities. In addition, it has begun a bioremediation program that it believes will fulfill the remaining legal requirements with respect to such soils. In the second area, the Company believes that a substantial amount of the contamination originated from an adjacent refinery owned by Hess Oil Virgin Islands, Inc. ("HOVIC"). The Company further believes that the vast majority of any contamination that did not originate from HOVIC was caused by releases on the property that predated Vialco's ownership and will not be the legal responsibility of Vialco. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, LLC, a subsidiary of Alcoa Alumina and Chemicals LLS ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale only to the extent such conditions arose from operation of the facility by Vialco. In addition, indemnification arises only if the conditions require remediation or give rise to claims under the laws in effect at the time of sale. Finally, St. Croix may not request indemnity from Vialco until St. Croix has spent $300 on such environmental conditions and Vialco's indemnity is capped at $18,000. Management of the Company does not believe that the retained liability, if any, will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $900 and $1,400 at December 31, 1999 and 1998, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

  Legal Contingencies

     Century of West Virginia is a named defendant (along with other companies) in approximately 2,363 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the plaintiffs worked, the periods of time during which work was performed, the type of work performed, and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility for defense and indemnity pursuant to the Kaiser Purchase Agreement. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently several actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

                            CENTURY ALUMINUM COMPANY

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Century of West Virginia facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. The Company has filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage.

  Commitments

     The Company and a public utility have a fixed price power supply agreement, covering the period from July 1, 1996 through July 31, 2003.

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998 and 1999. The Company made its scheduled contributions for each of the years. The Company has granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century must grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the Company acquires. The Company, at its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

  Other

     Century of West Virginia's hourly employees, which comprise 83% of the Company's workforce are represented by the United Steelworkers of America and are currently working under a four year labor agreement effective June 1, 1999.

13. FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

     The Company produces primary aluminum products and manages risk through the issuance of fixed-price commitments and financial instruments.

     The Company had fixed price commitments to sell 124.4 million pounds of primary aluminum at December 31, 1999 and 543.9 million pounds of primary aluminum, aluminum scrap and sheet and plate products at December 31,1998. Of the total fixed-price sales commitments, 68.3 million pounds and 34.6 million pounds at December 31, 1999 and 1998, respectively, were with the Glencore Group. The Company had no fixed-price commitments to purchase aluminum at December 31, 1999. The Company had fixed-price commitments to purchase 190.8 million pounds of aluminum and alloy raw materials at December 31, 1998. Of the total fixed-price purchase commitments, 162.1 million pounds at December 31, 1998 were with the Glencore Group.

     In order to manage the Company's exposure to fluctuating commodity prices, the Company enters into forward sales and purchase contracts for primary aluminum that will be settled in cash. The Company had forward sales contracts for 60.0 million and 65.6 million pounds of primary aluminum to be settled in cash, primarily with the Glencore Group, at December 31, 1999 and 1998, respectively. At December 31, 1998, the Company had forward purchase contracts, primarily with the Glencore Group, for 18.0 million pounds. There were no forward purchase contracts as of December 31, 1999. Forward sales contracts at December 31, 1999

                            CENTURY ALUMINUM COMPANY
are scheduled for settlement at various dates in 2000 and 2001. Based on market prices at December 31, 1999, the forward sales contracts could be settled by the Company paying approximately $1,700. The actual settlement will be based on market prices on the respective settlement dates.

     The Company entered into a long-term supply agreement for 936.0 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

     In connection with the sale of the fabricating businesses (see Note 2 to the Consolidated Financial Statements), the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is based on a quoted average primary aluminum market price as reported for the month immediately preceding the month of delivery.

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

14. RELATED PARTY TRANSACTIONS

     The related party transactions occurring during the years ended December 31, 1999, 1998 and 1997, and not discussed elsewhere in the notes to the consolidated financial statements, are described below.

  Related Party Transactions -- Century

     During the years 1997, 1998 and 1999 and at December 31, 1999, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. In addition, during the years ended and at December 31, 1999,1998 and 1997, one of Century's Board members was the Chairman of the Board of Directors of Glencore International AG.

  Related Party Transactions -- Century of West Virginia

     During the years ended December 31, 1999, 1998 and 1997, Century of West Virginia purchased alumina and bought and sold primary and scrap aluminum in transactions with Glencore at prices which management believes approximated market.

  Related Party Transactions -- Berkeley

     A substantial portion of Berkeley's sales during the years ended December 31, 1999, 1998 and 1997 were to Glencore.

                            CENTURY ALUMINUM COMPANY

  Summary

     A summary of the aforementioned related party transactions for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        1999       1998        1997
                                                       -------    -------    --------
Net sales............................................  $68,801    $74,252    $105,521
Purchases............................................   63,256     43,651      84,250
Net gain (loss) on forward contracts.................   (5,368)    10,574      (6,837)

     See Note 13 for a discussion of the Company's fixed-price commitments and forward contracts with related parties.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Cash paid for:
  Interest...............................................  $6,305    $5,528    $4,629
  Income taxes...........................................   2,021     9,850     9,260
Cash received from:
  Interest...............................................   1,670        --        --
  Income tax refunds.....................................     174     5,584       159

  Non-Cash Investing Activities

     During the years ended December 31, 1999, 1998 and 1997, $1,845, $3,242 and $1,292, respectively, of interest cost incurred in the construction of equipment was capitalized.

16. BUSINESS SEGMENTS

     Prior to September 21, 1999, the Company operated in two reportable business segments; primary aluminum and sheet and plate products. The primary aluminum segment produces rolling ingot, t-ingot, extrusion billet and foundry ingot. The sheet and plate segment produced a wide range of products such as brazing sheet for sale to automobile manufacturers, heat treated and non-heat treated plate for sale to aerospace and defense manufacturers, heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

     The accounting policies of the segments are the same as those described in
Note 1 "Summary of Significant Accounting Policies" except that intersegment revenues are accounted for based upon a market-based standard established by the Company. The Company evaluated segment performance based upon gross profit.

     Effective with the sale of the sheet and plate segment to Pechiney on September 21, 1999, the Company now operates in one business segment: primary aluminum.

                            CENTURY ALUMINUM COMPANY

                                                                            CORPORATE,
                                                                           UNALLOCATED
                                           PRIMARY     SHEET AND PLATE    & ELIMINATIONS     TOTAL
                                           --------    ---------------    --------------    --------
1999
Net Sales
  Third-party and intersegment
     customers...........................  $248,569       $385,754          $(136,848)      $497,475
  Related party customers................    68,801             --                 --         68,801
Depreciation and amortization............    10,172          8,577                 --         18,749
Segment gross profit (loss)(2)(3)........   (17,418)        10,773                 --         (6,645)
Segment assets(1)........................   303,992             --              6,810        310,802
Expenditures for segment assets..........    14,737          8,246                 --         22,983

                                                                            CORPORATE,
                                                                           UNALLOCATED
                                           PRIMARY     SHEET AND PLATE    & ELIMINATIONS     TOTAL
                                           --------    ---------------    --------------    --------
1998
Net Sales
  Third-party and intersegment
     customers...........................  $276,025       $534,522          $(234,541)      $576,006
  Related party customers................    74,252             --                 --         74,252
Depreciation and amortization............     9,308         10,191                186         19,685
Segment gross profit (loss)..............    28,791          9,857               (186)        38,462
Segment assets(1)........................   181,383        353,028             11,219        545,630
Expenditures for segment assets..........    19,132         25,126                  1         44,259

                                                                            CORPORATE,
                                                                           UNALLOCATED
                                           PRIMARY     SHEET AND PLATE    & ELIMINATIONS     TOTAL
                                           --------    ---------------    --------------    --------
1997
Net Sales
  Third-party and intersegment
     customers...........................  $264,956       $581,785          $(231,274)      $615,467
  Related party customers................   105,521             --                 --        105,521
Depreciation and amortization............     9,026          9,341                 60         18,427
Segment gross profit (loss)..............    51,609        (22,448)               (60)        29,101
Segment assets(1)........................   166,603        329,775             10,770        507,148
Expenditures for segment assets..........    10,703         26,397              2,867         39,967

---------------
(1) Segment assets include accounts receivable, due from affiliates, inventory and property, plant and equipment-net, the remaining assets are unallocated corporate assets, deferred tax assets and intersegment eliminations.

(2) The primary segment includes a non-cash charge of $4,623 for inventory writedowns and LIFO adjustments.

(3) The sheet and plate segment includes a non-cash charge of $7,649 for inventory writedowns and LIFO adjustments.

                            CENTURY ALUMINUM COMPANY

     Included in the consolidated financial statements are the following amounts related to geographic locations:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
Net Sales
  United States....................................  $501,655    $568,136    $586,339
  Canada...........................................    38,572      54,763      60,300
  Europe...........................................    15,840      14,611      46,388
  Other............................................    10,209      12,748      27,961

     At December 31, 1999 and 1998, all of the Company's long-lived assets were located in the United States.

     Revenues from one customer, Glencore, represented 12.1%, 11.4% and 14.6% of the Company's consolidated revenues in 1999, 1998 and 1997, respectively. Revenues from another customer represented 10.4% of the Company's consolidated sales in 1999. Revenues from this customer in 1998 and 1997 were less than 10% of the Company's consolidated revenues.

17. QUARTERLY INFORMATION (UNAUDITED)

     On September 21, 1999, the Company and Century of West Virginia sold their fabricating businesses. Accordingly, the following information includes the operations of these businesses through September 21, 1999.

     Financial results by quarter for the years ended December 31, 1999 and 1998 are as follows:

                                                    GROSS       INCOME (LOSS)         INCOME (LOSS)
                                         NET       PROFIT           BEFORE           PER SHARE BEFORE
                                        SALES      (LOSS)     EXTRAORDINARY ITEM    EXTRAORDINARY ITEM
                                       --------    -------    ------------------    ------------------
1999:
  1st Quarter........................  $163,359    $ 1,559         $(2,759)               $(0.14)
  2nd Quarter(1).....................   169,006       (827)         (5,080)                (0.25)
  3rd Quarter(2)(3)..................   153,045     (7,144)         16,649                  0.82
  4th Quarter(4).....................    80,866       (233)         (3,529)                (0.17)
1998:
  1st Quarter........................  $176,390    $13,511         $ 5,828                $ 0.29
  2nd Quarter........................   156,762     11,826           8,110                  0.41
  3rd Quarter........................   162,727      6,523           1,942                  0.10
  4th Quarter........................   154,379      6,602           2,057                  0.10

---------------
(1) The second quarter gross profit includes non-cash charges of $3,842 for inventory write-downs and LIFO adjustments.

(2) The third quarter gross profit includes non-cash charges of $11,748 for inventory writedowns and LIFO adjustments.

(3) The Company recorded a pre-tax gain on the sale of the fabricating businesses of $41,130 and an after-tax extraordinary charge of $1,362 to write-off deferred debt fees in the third quarter of 1999.

(4) The fourth quarter gross profit includes a non-cash credit of $3,318 for the net effect of inventory writeups and LIFO adjustments.

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

    Independent Auditors' Report.

    Consolidated Balance Sheets at December 31, 1999 and 1998.

    Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

    Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

    Notes to the Consolidated Financial Statements.

(A)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

    Independent Auditors' Report.

    Schedule I -- Condensed Financial Information of Registrant as of and for the years ended December 31, 1999, 1998 and 1997.

    Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 1999, 1998 and 1997.

(A)(3) LIST OF EXHIBITS

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
     2.1   Stock and Asset Purchase Agreement dated July 26, 1999 by
           and among Century Aluminum Company, Century Aluminum of West
           Virginia, Inc. and Pechiney Rolled Products LLC(f)
     2.2   Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled
           Products LLC(f)
     2.3   Molten Aluminum Purchase Agreement dated as of September 21,
           1999 by and between Century Aluminum of West Virginia, Inc.
           and Pechiney Rolled Products LLC(f)
     2.4   Amended and Restated Shared Facilities and Services
           Agreement dated as of September 21, 1999 by and between
           Century Aluminum of West Virginia, Inc. and Pechiney Rolled
           Products LLC(f)
     3.1   Restated Certificate of Incorporation of Registrant.*
     3.2   Amended and Restated Bylaws of Registrant, dated March 5,
           1999.(e)
     4.1   Form of Stock Certificate.*
    10.1   Revolving Credit and Term Loan Agreement among Century
           Aluminum Company, Century Aluminum of West Virginia, Inc.,
           Berkeley Aluminum, Inc., and Century Cast Plate, Inc., as
           Borrowers, various lending institutions, as lenders,
           BankBoston, N.A., as Agent, The CIT Group/ Business Credit,
           Inc., as Co-Agent, and BancBoston Robertson Stephens Inc.,
           as Arranger, dated as of March 31, 1999.(e)
    10.2   Alumina Supply Agreement between Alcoa Alumina & Chemicals,
           L.L.C., Alcoa of Australia, Ltd. and Ravenswood Aluminum
           Corporation, dated July 24, 1995.*(a)
    10.4   Agreement between Ravenswood Aluminum Corporation and United
           Steelworkers of America AFL-CIO, Local 5668, dated November
           30, 1994.*
    10.5   Agreement between Ravenswood Aluminum Corporation and United
           Steelworkers of America AFL-CIO, Local 5668, dated June 12,
           1992.*
    10.6   Employment Agreement between Century Aluminum Company and
           Craig A. Davis.(b)(e)
    10.7   Employment Agreement between Century Aluminum Company and
           Gerald A. Meyers.(b)(e)
    10.8   Employment Agreement between Century Aluminum Company and
           Gerald J. Kitchen.(b)(e)
    10.9   Employment Agreement between Century Aluminum Company and
           David W. Beckley.(b)(e)
    10.10  Form of Employment Agreement between Century Aluminum
           Company and Steven R. Sedberry.*(b)
    10.11  Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.*(b)
    10.11a Amendment to Severance Protection Agreement between Century
           Aluminum Company and Craig A. Davis(e)
    10.12  Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.*(b)
    10.12a Amendment to Severance Protection Agreement between Century
           Aluminum Company and Gerald A. Meyers(e)
    10.13  Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.*(b)
    10.13a Amendment to Severance Protection Agreement between Century
           Aluminum Company and Gerald J. Kitchen(e)
    10.14  Form of Severance Agreement between Century Aluminum Company and David W. Beckley.*(b)
    10.14a Amendment to Severance Protection Agreement between Century
           Aluminum Company and David W. Beckley(e)
    10.15  Form of Severance Agreement between Century Aluminum Company and Steven R. Sedberry.*(b)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
    10.16  1996 Stock Incentive Plan as amended through June 8,
           1999.(b)(e)
    10.17  Non-Employee Directors Stock Option Plan.*(b)
    10.18  Amended and Restated Asset Purchase Agreement between Kaiser
           Aluminum & Chemical Corporation and Ravenswood Acquisition
           Corporation, dated as of December 13, 1988.*
    10.19  Acquisition Agreement between Virgin Islands Alumina
           Corporation and St. Croix Alumina, L.L.C., dated July 19,
           1995.*
    10.20  Ravenswood Environmental Services Agreement between Kaiser
           Aluminum & Chemical Corporation and Ravenswood Aluminum
           Corporation, dated as of February 7, 1989.*
    10.22  Form of Tax Sharing Agreement.*
    10.23  Form of Disaffiliation Agreement.*
    10.26  Loan and Security Agreement among various financial institutions, BankAmerica Business Credit, Inc., as agent,
           Ravenswood Aluminum Corporation and Berkeley Aluminum, Inc.,
           dated as of January 30, 1996.*
    10.27  Security Agreement, made by Century Aluminum Company in favor of BankAmerica Business Credit, Inc. dated as of
           January 30, 1996.*
    10.28  Guaranty by Century Aluminum Company in favor of BankAmerica
           Business Credit, Inc. dated as of January 30, 1996.*
    10.29  Agreement among the Pension Benefit Guaranty Corporation,
           Century Aluminum Company, Ravenswood Aluminum Corporation,
           Berkeley Aluminum, Inc., Ravenswood Receivables Corporation,
           Ravenswood International Sales Corp., Virgin Islands Alumina
           Corporation, Glencore Holdings AG, Glencore International
           AG, Glencore AG, Vialco Holdings Ltd., Glencore Marketing
           Inc., Pickands Mather Sales, Inc., Berkeley Finance
           Corporation, Adam Maritime Corp., Glencore Canada, Inc. and
           Clarendon Coal, Inc., dated as of January 23, 1996.*
    10.30  Intercreditor Agreement between the Pension Benefit Guaranty
           Corporation and BankAmerica Business Credit, Inc., dated as of January 30, 1996.*
    10.31  Amended and Restated Owners Agreement between Alumax of
           South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore
           Primary Aluminum Company LLC, dated as of January 26, 1996.*
    10.32  Limited Term Firm Power Supply Agreement between Ravenswood
           Aluminum Corporation and Ohio Power Company dated as of June
           28, 1996.(c)
    10.33  Amendment No. 1 to the Limited Term Firm Power Supply
           Agreement between Ravenswood Aluminum Corporation and Ohio
           Power Company dated as of June 28, 1996.(c)
    10.34  Tenth Amendment to Loan and Security Agreement by and among
           Century Aluminum of West Virginia, Inc. and Berkeley
           Aluminum, Inc. and BankAmerica Business Credit, Inc. entered into as of May 11,1998.(d)
    10.37  Century Aluminum Company 1996 Stock Incentive Plan
           Implementation Guidelines.(b)(d)
    10.38  Century Aluminum Company Incentive Compensation Plan.(b)(d)
    21.1   List of Subsidiaries.
    23.1   Consent of Deloitte & Touche LLP.
    27.0   Financial Data Schedule.

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

 (c) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(d) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

 (e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

 (f) Incorporated by reference to the Registrant's Report on Form 8-K dated October 6, 1999.

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

Dated: March 30, 2000

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ CRAIG A. DAVIS                   Chairman and Chief Executive       March 30, 2000
---------------------------------------------------  Officer
                  Craig A. Davis

               /s/ WILLIAM HAMPSHIRE                 Vice-Chairman                      March 30, 2000
---------------------------------------------------
               William R. Hampshire

               /s/ GERALD A. MEYERS                  President, Chief Operating         March 30, 2000
---------------------------------------------------  Officer and Director
                 Gerald A. Meyers

               /s/ DAVID W. BECKLEY                  Executive Vice President and       March 30, 2000
---------------------------------------------------  Chief Financial Officer
                 David W. Beckley                    (Principal Financial Officer
                                                     and
                                                     Principal Accounting Officer)

               /s/ ROMAN A. BNINSKI                  Director                           March 30, 2000
---------------------------------------------------
                 Roman A. Bninski

               /s/ JOHN C. FONTAINE                  Director                           March 30, 2000
---------------------------------------------------
                 John C. Fontaine

              /s/ WILLY R. STROTHOTTE                Director                           March 30, 2000
---------------------------------------------------
                Willy R. Strothotte

              /s/ STUART M. SCHREIBER                Director                           March 30, 2000
---------------------------------------------------
                Stuart M. Schreiber

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 25, 2000 included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in
Item 14 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 25, 2000

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999         1998
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
                                       ASSETS
PROPERTY, PLANT AND EQUIPMENT -- NET........................  $    843     $  1,029
INVESTMENTS IN WHOLLY-OWNED SUBSIDIARIES....................   190,503      195,734
                                                              --------     --------
          TOTAL.............................................  $191,346     $196,763
                                                              ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
DUE TO SUBSIDIARIES.........................................  $  9,191     $ 18,700
OTHER CURRENT LIABILITIES...................................     2,427          580
                                                              --------     --------
     CURRENT LIABILITIES....................................    11,618       19,280
CONTINGENCIES AND COMMITMENTS (Note 2)
SHAREHOLDERS' EQUITY
  Common Stock..............................................       202          200
  Additional paid-in capital................................   164,409      161,953
  Retained earnings.........................................    15,117       15,330
                                                              --------     --------
     Total shareholders' equity.............................   179,728      177,483
                                                              --------     --------
          TOTAL.............................................  $191,346     $196,763
                                                              ========     ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1999       1998       1997
                                                              -------    -------    ------
                                                                 (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
EQUITY IN INCOME FROM CONTINUING OPERATIONS OF WHOLLY-OWNED
  SUBSIDIARIES..............................................  $ 5,281    $17,937    $1,068
EQUITY IN EXTRAORDINARY CHARGE OF WHOLLY-OWNED
  SUBSIDIARIES..............................................   (1,362)        --        --
                                                              -------    -------    ------
NET INCOME..................................................  $ 3,919    $17,937    $1,068
                                                              =======    =======    ======
BASIC EARNINGS PER COMMON SHARE
  Income before extraordinary charge........................  $  0.26    $  0.90    $ 0.05
  Extraordinary charge......................................    (0.07)        --        --
                                                              -------    -------    ------
  Net income................................................  $  0.19    $  0.90    $ 0.05
                                                              =======    =======    ======
DILUTED EARNINGS PER COMMON SHARE
  Income before extraordinary charge........................  $  0.26    $  0.89    $ 0.05
  Extraordinary charge......................................    (0.07)        --        --
                                                              -------    -------    ------
  Net income................................................  $  0.19    $  0.89    $ 0.05
                                                              =======    =======    ======

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1999        1998       1997
                                                              -------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
NET CASH FROM OPERATING ACTIVITIES
  Net income................................................  $ 3,919    $ 17,937    $ 1,068
  Equity in undistributed net income of subsidiaries........   (3,919)    (17,937)    (1,068)
  Change in other current liabilities.......................    1,847         580         --
                                                              -------    --------    -------
Net cash provided by operating activities...................    1,847         580         --
                                                              -------    --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment.................       --          (1)    (1,275)
  Business acquisitions.....................................       --      (7,251)        --
                                                              -------    --------    -------
Net cash used in investing activities.......................       --      (7,252)    (1,275)
                                                              -------    --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from (payments to) subsidiaries................    2,285      10,672      5,275
  Dividends paid............................................   (4,132)     (4,000)    (4,000)
                                                              -------    --------    -------
Net cash provided by financing activities...................   (1,847)      6,672      1,275
                                                              -------    --------    -------
Net increase/(decrease) in cash.............................       --          --         --
Beginning cash..............................................       --          --         --
                                                              -------    --------    -------
ENDING CASH.................................................  $    --    $     --    $    --
                                                              =======    ========    =======

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

2. CONTINGENCIES AND COMMITMENTS

     For disclosure of contingencies and commitments, see Notes 4, 12 and 13 to the Consolidated Financial Statements.

3. SHAREHOLDERS' EQUITY

     For disclosure of information concerning shareholders' equity, see Note 8 to the Consolidated Financial Statements.

                            CENTURY ALUMINUM COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT   CHARGED TO                   BALANCE AT
                                                     BEGINNING     COST AND                       END
                                                     OF PERIOD     EXPENSE     DEDUCTIONS(1)   OF PERIOD
                                                     ----------   ----------   -------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1997:
  Allowance for doubtful trade accounts
     receivable....................................    $1,700        $570         $   --         $2,270
YEAR ENDED DECEMBER 31, 1998:
  Allowance for doubtful trade accounts
     receivable....................................    $2,270        $120         $   --         $2,390
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful trade accounts
     receivable....................................    $2,390        $109         $2,470         $   29

---------------
(1) On September 21, 1999, the Company and Century of West Virginia completed the sale of the fabricating businesses to Pechiney. As such, Pechiney assumed the risk of any bad debts included in the accounts receivable of the fabricating businesses.