Form 10-Q
period 2000-03-31
CENTURY ALUMINUM CO
filed 2000-05-12
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000.

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

       The registrant had 20,339,203 shares of common stock outstanding at May 5, 2000.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000



                         Part I - Financial Information


Item 1 - Financial Statements                                              Page Number


          Consolidated Balance Sheets as of March 31, 2000
          and December 31, 1999 ....................................            3

          Consolidated Statements of Operations for the three months
          ended March 31, 2000 and 1999 ............................            4

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2000 and 1999 ............................            5

          Notes to the Consolidated Financial Statements ...........            6-12

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................           13-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk            18-19




                           Part II - Other Information

Item 1 - Legal Proceedings .........................................           20

Item 4 - Submission of Matters to a Vote of Stockholders ...........           20

Item 6 - Exhibits and Reports on Form 8-K ..........................           20

Signatures .........................................................           21

Exhibit Index ......................................................           22

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      MARCH 31,     DECEMBER 31,
                                                                                        2000            1999
                                                                                    -------------   ------------
                                     ASSETS
CURRENT ASSETS:
     Cash                                                                              $103,285       $ 85,008
     Restricted cash equivalents                                                          5,823          5,821
     Accounts receivable, trade - net                                                    42,018         38,499
     Due from affiliates                                                                 13,682         15,991
     Inventories                                                                         37,413         44,936
     Prepaid and other assets                                                             2,220          6,379
                                                                                       --------       --------
          Total current assets                                                          204,441        196,634
PROPERTY, PLANT AND EQUIPMENT - NET                                                     103,850        105,158
OTHER ASSETS                                                                             10,161          9,010
                                                                                       --------       --------
          TOTAL                                                                        $318,452       $310,802
                                                                                       ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade                                                           $ 25,557       $ 29,134
     Due to affiliates                                                                    5,097         10,737
     Accrued and other current liabilities                                               39,025         27,770
     Accrued employee benefits costs - current portion                                    4,774          4,602
                                                                                       --------       --------
          Total current liabilities                                                      74,453         72,243
                                                                                       --------       --------

ACCRUED PENSION BENEFITS COSTS - Less current portion                                     3,589          3,589
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion                             39,700         39,391
OTHER LIABILITIES                                                                        14,698         15,851
                                                                                       --------       --------
          Total noncurrent liabilities                                                   57,987         58,831
                                                                                       --------       --------

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,339,203
       shares outstanding at March 31, 2000 and 20,202,538 at December 31, 1999)            203            202
     Additional paid-in capital                                                         166,184        164,409
     Retained earnings                                                                   19,625         15,117
                                                                                       --------       --------
          Total shareholders' equity                                                    186,012        179,728
                                                                                       --------       --------
          TOTAL                                                                        $318,452       $310,802
                                                                                       ========       ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                    THREE MONTHS ENDED
                                                                         MARCH 31,
                                                           ---------------------------------------
                                                             2000                          1999
                                                           ---------                     ---------
NET SALES:
     Third-party customers                                 $  71,783                     $ 148,730
     Related parties                                          24,666                        14,629
                                                           ---------                     ---------
                                                              96,449                       163,359

COST OF GOODS SOLD                                            88,282                       161,800
                                                           ---------                     ---------

GROSS PROFIT                                                   8,167                         1,559

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                   3,385                         4,272
                                                           ---------                     ---------

OPERATING INCOME (LOSS)                                        4,782                        (2,713)

INTEREST INCOME (EXPENSE) - Net                                1,214                        (1,530)
NET GAIN (LOSS) ON FORWARD CONTRACTS                           2,725                           (50)
OTHER INCOME (EXPENSE)                                            71                           (18)
                                                           ---------                     ---------

INCOME (LOSS) BEFORE INCOME TAXES                              8,792                        (4,311)

INCOME TAX (EXPENSE) BENEFIT                                  (3,165)                        1,552
                                                           ---------                     ---------

NET INCOME (LOSS)                                          $   5,627                     $  (2,759)
                                                           =========                     =========

EARNINGS (LOSS) PER COMMON SHARE
   Basic                                                   $    0.28                     $   (0.14)
   Diluted                                                 $    0.28                     $   (0.14)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic                                                      20,339                        20,202
                                                           =========                     =========
   Diluted                                                    20,450                        20,312
                                                           =========                     =========
DIVIDENDS PER COMMON SHARE                                 $    0.05                     $    0.05
                                                           =========                     =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                 --------------------------
                                                                                    2000             1999
                                                                                 ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income (loss)                                                        $   5,627        $  (2,759)
        Adjustments to reconcile net income (loss) to net cash provided by
            (used in) operating activities:
              Depreciation and amortization                                          2,851            5,779
              Deferred income taxes                                                  3,865             (125)
              Pension and other postretirement benefits                                481           (4,914)
              Inventory market writedown                                             1,631                -
              Change in operating assets and liabilities:
                   Accounts receivable, trade - net                                 (3,519)         (10,516)
                   Due from affiliates                                               2,309            6,850
                   Inventories                                                       5,892             (697)
                   Prepaids and other assets                                           294              742
                   Accounts payable, trade                                          (3,577)             742
                   Due to affiliates                                                (5,640)          (7,783)
                   Accrued and other current liabilities                            11,255           (3,456)
                   Other - net                                                        (528)          (1,537)
                                                                                 ---------        ---------
              Net cash provided by (used in) operating activities                   20,941          (17,674)
                                                                                 ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchase of property, plant and equipment                                   (1,543)          (9,371)
        Purchase price adjustment related to business acquisitions                       -              296
        Restricted cash deposits                                                        (2)              (1)
                                                                                 ---------        ---------
              Net cash used in investing activities                                 (1,545)          (9,076)
                                                                                 ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings                                                                       -           59,723
        Repayment of borrowings                                                          -          (31,875)
        Dividends                                                                   (1,119)          (1,102)
                                                                                 ---------        ---------
              Net cash provided by (used in) financing activities                   (1,119)          26,746
                                                                                 ---------        ---------

NET INCREASE (DECREASE) IN CASH                                                     18,277               (4)


CASH, BEGINNING OF PERIOD                                                           85,008               12
                                                                                 ---------        ---------

CASH, END OF PERIOD                                                              $ 103,285        $       8
                                                                                 =========        =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)







1.     GENERAL

      On September 21, 1999, Century Aluminum Company ("Century" or the "Company") and Century Aluminum of West Virginia, Inc. ("Century of West Virginia") sold the net assets of their two aluminum fabricating businesses to Pechiney Rolled Products LLC ("Pechiney"). Century's fabricating businesses consisted of Century Cast Plate, Inc. ("Century Cast Plate") located in Vernon, California and the rolling and casting operations of Century of West Virginia, located in Ravenswood, West Virginia ("Pechiney Transaction"). The gain from the sale recorded by the Company in 1999 is subject to change based on the ultimate resolution of post-closing adjustments which may affect the closing balance sheet of the fabrication businesses as of September 21, 1999. The financial results for the first quarter of 1999 include the operations of the fabricating businesses.
     Century is a holding company whose principal subsidiary is Century of West Virginia, which operates a primary aluminum reduction facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 26.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 26.67% undivided interest in the property, plant and equipment comprising MHAC. Effective April 1, 2000 Century acquired an additional 23% interest in MHAC from Xstrata AG, a publicly traded Swiss company. Glencore International AG (the "Glencore Group" or "Glencore") is a major shareholder of Xstrata AG and Century. See footnote 7 included in these financial statements.
      Glencore owns 7,925,000 common shares, or 39.0% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, scrap aluminum, alumina and metals risk management.
      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


2.    INVENTORIES

      Inventories consist of the following:

                                   March 31,    December 31,
                                     2000          1999
                                 -----------  -------------
Raw materials                      $21,969       $27,271
Work-in-process                      2,779         2,899
Finished goods                       3,171         5,715
Operating and other supplies         9,494         9,051
                                   -------       -------
                                   $37,413       $44,936
                                   =======       =======

      At March 31, 2000 and December 31, 1999, approximately 75% and 80%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $68 at March 31, 2000 and the excess of LIFO cost (or market, if lower) over FIFO cost was approximately $1,845 at December 31, 1999.

3.    BANK REVOLVING CREDIT FACILITY

      On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160,000 of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. On September 15, 1999 the Bank Agreement was amended to permit the sale of the fabricating businesses in the Pechiney Transaction and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities. On September 21, 1999, the Company repaid its outstanding debt under the revolving credit facilities and the Company and its lenders agreed to reduce the facilities from $160,000 to $75,000.
      On April 7, 2000, a second amendment to the Bank Agreement was completed to permit the purchase of the additional 23% interest in Mt. Holly. In addition, the amendment revises the definitions of eligible inventory and receivables for determining the borrowing base and provides for certain revisions to the restrictive covenants contained in the Bank Agreement. The restrictive covenants include limitations on the payment of dividends and the making of capital expenditures, and require the maintenance of certain financial ratios.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


4.    CONTINGENCIES AND COMMITMENTS

Environmental Contingencies

      The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.
      Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and submitted to the EPA an RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. The EPA has advised Century of West Virginia that it may not comment on the RFI until the third quarter of 2000. After the RFI is complete, Century of West Virginia will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup is required, EPA would issue a subsequent order. Century of West Virginia believes this process will not be completed before the fourth quarter of 2000. At this time, the Company is unable to determine if any cleanup measures may be required. However, the Company is aware of some environmental contamination at Century of West Virginia, and it is likely cleanup activities will be required in two areas of the facility. Century of West Virginia believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.
      Prior to the Company's acquisition of the Century of West Virginia facility, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which Century of West Virginia investigated under the 3008(h) order exist because of activities which occurred during Kaiser's ownership and operation. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Kaiser Purchase Agreement. In addition, Kaiser retained title to certain land within the Century of West Virginia premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes that Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.
      In connection with the sale to Pechiney of the fabricating businesses, the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the indemnification rights Century of West Virginia and the Company, respectively, have under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's Cast Plate, Inc., Stock Purchase Agreement with Alcoa. The Pechiney Purchase

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Agreement provides further indemnifications which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Purchase Agreement expire September 20, 2005; they are payable only to the extent they exceed $2,000.
      The Company is aware of two areas of contamination at its previously owned Virgin Islands Alumina Company ("Vialco") facility. At the first of these areas, the Company has removed contaminated soils and has disposed of such soils in approved facilities. In addition, it has begun a bioremediation program that it believes will fulfill the remaining legal requirements with respect to such soils. The second area is a portion of the site beneath which is a plume of oil floating on groundwater. On March 31, 2000, the Company received from the EPA a Draft Administrative Order on Consent directing Hess Oil Virgin Islands, Inc. ("HOVIC"), owner of an adjacent oil refinery, the Company and all other past and present owners of the site to prepare and carry out a remedial work plan. The Company believes that the majority of the plume originated from the HOVIC refinery. Pursuant to the Acquisition Agreement by which Vialco sold the premises to St. Croix Alumina, LLC, a subsidiary of Alcoa Alumina and Chemicals LLS ("St. Croix"), Vialco retained liability for environmental conditions existing at the time of the sale but only to the extent such conditions arose from operation of the facility by Vialco. St. Croix may not request indemnity from Vialco until St. Croix has spent $300 on such environmental conditions and Vialco's indemnity to St. Croix is capped at $18,000. Vialco purchased the site in 1989 from a predecessor company of Lockheed Martin Corporation ("Lockheed"). Lockheed has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. Management of the Company does not believe its liability, if any, will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.
      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $900 at March 31, 2000 and December 31, 1999, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.
      Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

      Commitments

      The Company and a public utility have a fixed price power supply agreement, covering the period from July 1, 1996 through July 31, 2003.
      On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998 and 1999. The Company made all such scheduled contributions. Pursuant to the PBGC Agreement, the Company granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. In addition, Century agreed to grant the PBGC a first priority security interest in the first $50,000 of the property, plant and equipment of any business or businesses that the

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



Company acquires. The Company, at its discretion, may, however, substitute Berkeley's undivided interest in the Mt. Holly Facility in lieu of any such after-acquired property, plant and equipment as well as the shares of Berkeley.

5.    FIXED PRICE COMMITMENTS AND FORWARD CONTRACTS

      The Company produces primary aluminum products and manages pricing risk through the use of fixed price sales commitments and financial instruments.
      In connection with the sale of the aluminum fabricating businesses in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is based on a quoted average primary aluminum market price as reported for the month immediately preceeding the month of delivery.
      Exclusive of the Metal Agreement, the Company had fixed price commitments to sell 68.5 million pounds and 100.2 million pounds of primary aluminum at March 31, 2000 and December 31, 1999, respectively. Of the total fixed price sales commitments, 39.4 million pounds and 68.3 million pounds at March 31, 2000 and December 31, 1999, respectively, were with the Glencore Group. The Company had no fixed price commitments to purchase aluminum at March 31, 2000 or December 31, 1999.
      The Company uses financial instruments, primarily forward sales and purchase contracts for primary aluminum to be settled in cash, to manage the Company's exposure to fluctuating aluminum prices. At March 31, 2000 and December 31, 1999, the Company had forward sales contracts, primarily with the Glencore Group, for 66.0 million and 60.0 million pounds, respectively. Forward sales contracts at March 31, 2000 are scheduled for settlement at various dates in 2000 and 2001. Based on market prices at March 31, 2000, these contracts could be settled by the Company receiving approximately $1.0 million. The actual settlement will be based on market prices on the respective settlement dates. The Company had no forward purchase contracts as of March 31, 2000 or December 31, 1999.
      The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



6.    SUPPLEMENTAL CASH FLOW INFORMATION

                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                           ------------------------
                                             2000           1999
                                           ----------    ----------
             Cash paid for:
                   Interest                 $    93       $ 2,241
                   Income taxes                  89           505
             Cash received for:
                   Interest                   1,329             -
                   Income tax refunds        12,865           356


7.    ACQUISITION

      Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in certain property, plant and equipment of MHAC to 49.67% by purchasing a 23% undivided interest from Xstrata Aluminum Corporation, a Delaware corporation ("Xstrata"). Xstrata is a wholly-owned subsidiary of Xstrata AG. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains MHAC (the "Operating Partnership", and together with MHAC, the "Mt. Holly Assets"). Prior to Berkeley's purchase of the Mt. Holly Assets, it held a 26.67% undivided interest in MHAC and a 26.67% interest in the Operating Partnership.
      The sale was completed pursuant to an Asset Purchase Agreement dated as of March 31, 2000 (the "Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for the Mt. Holly Assets was $95,000, subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, Berkeley agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Purchase Agreement were determined through arms'-length negotiations between the parties. Berkeley used available cash to complete the purchase.
      MHAC has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's 49.67% ownership represents 238.4 million pounds of this capacity.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)






      FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, environmental matters and liquidity under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1 Legal Proceedings." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are general economic and business conditions, changes in demand for the Company's products and services or the products of the Company's customers, fixed asset utilization, competition, the risk of technological changes and the Company's competitors developing more competitive technologies, the Company's dependence on certain important customers, the availability and terms of needed capital, risks of loss from environmental liabilities, and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
      The following information should be read in conjunction with the Company's 1999 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

           On September 21, 1999, the Company and Century of West Virginia sold their two aluminum fabricating businesses.
      The Company is a manufacturer of primary aluminum. The aluminum industry is highly cyclical and the market price of aluminum (which trades as a commodity) has been volatile from time to time. The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, aluminum scrap, coal tar, pitch, petroleum coke, aluminum fluoride and electricity.
      The Company produces t-ingot, rolling ingot, extrusion billet and foundry ingot. A significant portion of the Company's shipments are to a related party (the Glencore Group).
      Because a significant component of the Company's costs are fixed, the Company's results of operations are extremely sensitive to changes in the market price of aluminum and to fluctuations in volume. While the market price for aluminum was healthy early in 2000, it declined steadily during the first quarter and has continued to soften in early April. However, demand in domestic markets such as building and construction and automobile manufacturing continues to be strong. In addition, there appears to be growing evidence of improvement in a number of major world economies.
      Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley Aluminum Inc., a Delaware corporation ("Berkeley"), increased its 26.67% undivided interest in certain property, plant and equipment which comprise an aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") to 49.67% by purchasing a 23% undivided interest from Xstrata Aluminum Corporation, a Delaware corporation ("Xstrata"). Xstrata is a wholly-owned subsidiary of Xstrata AG, a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains the Mt. Holly Facility (the "Operating Partnership", and together with the Mt. Holly Facility, the "Mt. Holly Assets"). Prior to Berkeley's purchase of the Mt. Holly Assets, it held a 26.67% undivided interest in the Mt. Holly Facility and a 26.67% interest in the Operating Partnership.
      The sale was completed pursuant to an Asset Purchase Agreement dated as of March 31, 2000 (the "Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for the Mt. Holly Assets was $95 million, subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, Berkeley agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Purchase Agreement were determined through arms'-length negotiations between the parties. Berkeley used available cash to complete the purchase.
      The Mt. Holly Facility has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's 49.67% ownership represents 238.4 million pounds of this capacity.

RESULTS OF OPERATIONS
      Century's financial highlights include (in thousands, except per share data):

                                            THREE MONTHS ENDED
                                                 MARCH 31,
                                        ----------------------------
                                          2000                1999
                                        ---------          ---------
Net sales
   Third-party customers                $  71,783          $ 148,730
   Related party customers                 24,666             14,629
                                        ---------          ---------
Total                                      96,449            163,359

Net income (loss)                       $   5,627          $  (2,759)
Earnings (loss) per share - basic       $    0.28          $   (0.14)

      Net sales. Net sales for the three months ended March 31, 2000 declined $67.0 million to $96.4 million from $163.4 million for the same period in 1999. The decline resulted from the sale of the fabricating operations in September 1999. Primary aluminum prices and volumes were stronger in the first quarter of 2000 as compared to the first quarter of 1999. Primary aluminum sales for the quarter ended March 31, 1999 were $76.8 million.
      Gross profit. Gross profit for the quarter ended March 31, 2000 increased $6.6 million to $8.2 million from $1.6 million for the three months ended March 31, 1999. This increase was primarily due to the improved aluminum prices during the 2000 quarter as compared to the same period in 1999. The Company's average primary aluminum selling price per pound for the first quarter of 2000 was $0.75 compared to $0.63 in the first quarter of 1999. In addition, primary aluminum volumes increased 5.8 million pounds in the first quarter of 2000 compared to the same period in 1999. Since a significant component of the Company's cost structure is fixed, gross profit is sensitive to volume and price changes.
      Selling, general and administrative expenses. For the three months ended March 31, 2000 selling, general and administrative expenses decreased to $3.4 million from $4.3 million for the same period in 1999. The decrease resulted from the sale of the fabricating operations in September 1999 offset, in part, by increased spending for professional fees and higher performance based pay accruals.
      Interest Income/Expense. Interest income for the three months ended March 31, 2000 was $1.2 million. This compares with interest expense of $1.5 million for the three months ended March 31, 1999. The change between periods resulted from the absence of borrowings in the first quarter of 2000 and interest earned on invested cash in 2000 as compared to 1999.
      Net Gains/Losses on Forward Contracts. The Company recorded a gain on forward contracts for the three months ended March 31, 2000 of $2.7 million. Declining LME aluminum prices in the first quarter of 2000 increased the market value of the Company's forward contracts relative to their December 31, 1999 market value, resulting in the gain.
      Tax Provision. Income tax expense for the first quarter of 2000 was $3.2 million compared to a tax benefit of $1.6 million for the first three months of 1999. The expense for the three months in 2000 resulted from the Company's increased pre-tax earnings as compared to the same period in 1999.
      Net Income/Loss. The Company earned $5.6 million during the three month period ended March 31, 2000 compared to a net loss of $2.8 million during the comparable 1999 period. The increase in income was a result of higher aluminum prices, increased interest income and the gain on forward contracts in the first quarter of 2000 as compared to the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital amounted to $130.0 million and $124.4 million at March 31, 2000 and December 31, 1999, respectively. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.
      The Company's statements of cash flows for the three months ended March 31, 2000 and 1999 are summarized below (dollars in thousands):

                                                      2000            1999
                                                   ------------------------
Net cash from (used in) operating activities       $ 20,941        $(17,674)
Net cash from (used in) investing activities         (1,545)         (9,076)
Net cash from (used in) financing activities         (1,119)         26,746
                                                   --------        --------
Increase (decrease) in cash                        $ 18,277        $     (4)
                                                   ========        ========

      Operating activities generated $20.9 million in net cash during the first three months of 2000. Contributing to the cash generated was a reduction in the investment in inventory and a tax refund of $12.9 million. In the first three months of 1999, operating activities used $17.7 million in cash. A net loss and an increase in accounts receivable were the primary reasons for the use of cash in 1999.
      The Company's net cash used for investing activities was $1.6 million during the first three months of 2000. The cash was used almost entirely for capital expenditures. The Company's net cash used in investing activities was $9.1 million during the first three months of 1999; primarily for capital expenditures. The Company used the capital expenditures in 2000 and 1999 to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations.
      Net cash used in financing activities was $1.1 million during the first three months of 2000. The cash was used to fund the dividend payment for the first quarter of 2000. The net cash provided by financing activities during the first three months of 1999 was $26.7 million and primarily reflected net borrowings during the period.
      On February 24, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160.0 million of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables.
      On September 15, 1999, the Bank Agreement was amended to permit the sale of the fabricating businesses in the Pechiney Transaction and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities. The Company and its lenders agreed to reduce the revolving credit facilities from $160.0 million to $75.0 million.
      On April 7, 2000, a second amendment to the Bank Agreement was completed to permit the purchase of the additional 23% interest in Mt. Holly. In addition, the amendment revises the definitions of eligible inventory and receivables for determining the borrowing base and provides for certain revisions to the restrictive covenants contained in the Bank Agreement. The restrictive covenants include restrictions on the payment of dividends and the making of capital expenditures, and require the maintenance of certain financial ratios.
      The Company believes that cash flows from operations and funds that will be available under its bank agreements will be sufficient to meet its working capital requirements, capital expenditures and debt service requirements in the near term and for the foreseeable future.
      Effective April 1, 2000, the Company, through its wholly owned indirect subsidiary Berkeley, purchased an additional 23% interest in Mt. Holly. The aggregate purchase price was $95 million, subject to certain post-closing adjustments. The Company used available cash to complete the purchase.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.9 million at March 31, 2000 and December 31, 1999, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.
      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.
      See Note 4 to Consolidated Financial Statements appearing in Part I, Item
1.

NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modified the accounting for derivative and hedging activities and was initially effective for fiscal years beginning after June 15, 1999. In April 1999, the FASB delayed the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. An Exposure Draft was issued on March 3, 2000 which proposes certain amendments to SFAS No. 133. The Company continues to evaluate the potential impact SFAS No. 133 and its proposed amendments will have on its results of operations and financial position.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

      Century produces primary aluminum products. The Company's earnings are exposed to aluminum price fluctuations. The Company manages this risk through the issuance of fixed price commitments and financial instruments. The Company does not engage in trading or speculative transactions. Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the benefit from price increases significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.
      In connection with the sale of the aluminum fabricating businesses in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is based on a quoted average primary aluminum market price as reported for the month immediately preceeding the month of delivery.
      The Company had fixed price commitments, exclusive of the Metal Agreement, to sell 68.5 million pounds of primary aluminum at March 31, 2000. In addition, the Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001.
      At March 31, 2000, the Company had entered into 66.0 million pounds of forward primary aluminum sales contracts with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in a portion of its inventory and fixed price purchase commitments. These contracts will be settled in cash at various dates during 2000 and 2001. Based on market prices at March 31, 2000, these financial instruments could be settled by the Company receiving approximately $1.0 million. The actual settlement will be based on market prices at the respective settlement dates.
      A hypothetical $0.10 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $6.6 million on pre-tax income for the three months ended March 31, 2000 as a result of the forward primary aluminum sale contracts entered into by the Company at March 31, 2000. Actual changes in commodity prices may differ from hypothetical changes. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the sales price of primary aluminum products.
      All gains and losses from forward contract activity are reported separately in the statements of operations. Unrealized gains or losses on the forward primary aluminum contracts, realized gains or losses from the cash settlement of the forward primary aluminum contracts, and reversals of prior period unrealized losses are reported as either gains or losses on forward contracts.
      Century monitors its overall position, and its metals risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 4.  Submission of Matters to a Vote of Stockholders - None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

      Exhibit 27.0 - Financial Data Schedule

         (b)  Reports on Form 8-K
      None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                                          Century Aluminum Company

Date:   May 5, 2000                          By:                             /s/ Craig A. Davis
        --------------------------------          -----------------------------------------------------------------------------
                                                                               Craig A. Davis
                                                                      Chairman/Chief Executive Officer


Date:   May 5, 2000                          By:                            /s/ David W. Beckley
        --------------------------------          -----------------------------------------------------------------------------
                                                                              David W. Beckley
                                                                   Executive Vice-President/Chief Financial
                                                                                  Officer

                                  EXHIBIT INDEX



         Exhibit
         Number                                              Description
--------------------------      -----------------------------------------------------------------
          27.0                  Financial Data Schedule
