Form 10-Q
period 2000-06-30
CENTURY ALUMINUM CO
filed 2000-08-14
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended June 30, 2000.

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

Yes   X           No
   -------          -------

         The registrant had 20,339,203 shares of common stock outstanding at July 31, 2000.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000



                         Part I - Financial Information

Item 1 - Financial Statements                                                                          Page Number

           Consolidated Balance Sheets as of June 30, 2000
           and December 31, 1999..........................................................                  1

           Consolidated Statements of Operations for the three months
           and six months ended June 30, 2000 and 1999....................................                  2

           Consolidated Statements of Cash Flows for the six months
           ended June 30, 2000 and 1999...................................................                  3

           Notes to the Consolidated Financial Statements.................................                 4-11

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................              12-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................              18-19

                           Part II - Other Information

Item 1 - Legal Proceedings................................................................                 20

Item 4 - Submission of Matters to a Vote of Stockholders..................................                 20

Item 6 - Exhibits and Reports on Form 8-K.................................................                 20

Signatures................................................................................                 21

Exhibit Index.............................................................................                 22

                            CENTURY ALUMINUM COMPANY
                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                            JUNE 30,      DECEMBER 31,
                                                                                              2000             1999
                                                                                         ---------------- ---------------
                                     ASSETS

CURRENT ASSETS:
     Cash.......................................................................              $   15,444      $   85,008
     Restricted cash equivalents................................................                       -           5,821
     Accounts receivable, trade - net...........................................                  32,236          38,499
     Due from affiliates........................................................                  20,176          15,991
     Inventories................................................................                  38,438          44,936
     Prepaid and other assets...................................................                   4,291           6,379
                                                                                         ---------------- ---------------
          Total current assets..................................................                 110,585         196,634
PROPERTY, PLANT AND EQUIPMENT - NET.............................................                 179,104         105,158
OTHER ASSETS....................................................................                  15,329           9,010
                                                                                         ---------------- ---------------
          TOTAL.................................................................              $  305,018       $ 310,802
                                                                                         ================ ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade....................................................              $   23,794       $  29,134
     Due to affiliates..........................................................                   1,512          10,737
     Accrued and other current liabilities......................................                  16,371          27,770
     Accrued employee benefits costs - current portion..........................                   4,774           4,602
                                                                                         ---------------- ---------------
          Total current liabilities.............................................                  46,451          72,243
                                                                                         ---------------- ---------------
ACCRUED PENSION BENEFITS COSTS - Less current portion...........................                   3,264           3,589
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ....                                 40,111          39,391
OTHER LIABILITIES...............................................................                  23,300          15,851
                                                                                         ---------------- ---------------
          Total noncurrent liabilities..........................................                  66,675          58,831
                                                                                         ---------------- ---------------
SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,339,203 shares outstanding at June 30, 2000 and 20,202,538 at December 31,
        1999)...................................................................                     203             202
     Additional paid-in capital.................................................                 166,184         164,409
     Retained earnings..........................................................                  25,505          15,117
                                                                                         ---------------- ---------------
          Total shareholders' equity............................................                 191,892         179,728
                                                                                         ---------------- ---------------
          TOTAL.................................................................              $  305,018       $ 310,802
                                                                                         ================ ===============

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                  (Unaudited)


                                                                     THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                         JUNE 30,                          JUNE 30,
                                                               ------------------------------    ------------------------------
                                                                   2000            1999              2000             1999
                                                               -------------   --------------    --------------   -------------
NET SALES:
     Third-party customers.............................         $     72,943   $    145,893     $    144,726     $    294,623
     Related parties...................................               36,122         23,113           60,788           37,742
                                                                -------------  -------------    -------------    -------------
                                                                     109,065        169,006          205,514          332,365



COST OF GOODS SOLD.....................................              101,192        169,833          189,474          331,633
                                                                -------------  -------------    -------------    -------------

GROSS PROFIT (LOSS)....................................                7,873           (827)          16,040              732

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES...........................                3,070          4,329            6,455            8,601
                                                                -------------  -------------    -------------    -------------

OPERATING INCOME (LOSS)................................                4,803         (5,156)           9,585           (7,869)

GAIN ON SALE OF FABRICATING BUSINESSES.................                5,156               -           5,156                 -
INTEREST INCOME (EXPENSE) - Net........................                  274         (2,022)           1,488           (3,552)
NET GAIN (LOSS) ON FORWARD CONTRACTS...................               (2,250)        (2,451)             475           (2,501)
OTHER INCOME (EXPENSE).................................                2,794           (651)           2,865             (669)
                                                                -------------  -------------    -------------    -------------

INCOME (LOSS) BEFORE INCOME TAXES......................               10,777        (10,280)          19,569          (14,591)

INCOME TAX (EXPENSE) BENEFIT ..........................               (3,880)         5,200           (7,045)           6,752
                                                                -------------  -------------    -------------    -------------

NET INCOME (LOSS).....................................          $      6,897   $     (5,080)    $     12,524     $     (7,839)
                                                                =============  =============    =============    =============

EARNINGS (LOSS) PER COMMON SHARE
Basic..................................................         $       0.34   $      (0.25)    $       0.62     $      (0.39)
Diluted................................................         $       0.34   $      (0.25)    $       0.61     $      (0.39)

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic...............................................               20,339         20,202           20,339           20,202
                                                                =============  =============    =============    =============
   Diluted.............................................               20,399         20,333           20,399           20,333
                                                                =============  =============    =============    =============
DIVIDENDS PER COMMON SHARE.............................         $       0.05   $       0.05     $       0.11     $       0.11
                                                                =============  =============    =============    =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                 SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                          ------------------------------
                                                                              2000              1999
                                                                          -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)...........................................         $     12,524     $     (7,839)
     Adjustments to reconcile net income (loss) to net cash provided by
         (used in) operating activities:
         Depreciation and amortization...........................                6,723           11,255
         Deferred income taxes...................................                7,021             (125)
         Pension and other postretirement benefits ..............                  567           (8,605)
         Inventory market adjustment..............................               1,631                -
         Gain on sale of fabricating businesses .................               (5,156)               -
         Change in operating assets and liabilities:
              Accounts receivable, trade-net.....................                6,283          (12,676)
              Due from affiliates................................                  526            8,218
              Inventories........................................                8,729           15,307
              Prepaids and other assets..........................               (1,777)            (961)
              Accounts payable, trade............................               (6,990)             466
              Due to affiliates..................................               (2,084)          (1,435)
              Accrued and other current liabilities..............                 (930)          (5,066)
              Other - net........................................               (1,033)          (2,344)
                                                                          -------------    -------------
         Net cash provided by (used in) operating activities.....               26,034           (3,805)
                                                                          -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of property, plant and equipment...................               (4,549)         (16,372)
     Purchase price adjustment related to business acquisitions..                    -              296
     Acquisition.................................................              (94,734)               -
     Restricted cash deposits....................................                5,821               (3)
                                                                          -------------    -------------
         Net cash used in investing activities...................              (93,462)         (16,079)
                                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings..................................................                    -          206,298
     Repayment of borrowings.....................................                    -         (183,687)
     Dividends...................................................               (2,136)          (2,112)
                                                                          -------------    -------------
         Net cash provided by (used in) financing activities.....               (2,136)          20,499
                                                                          -------------    -------------
NET INCREASE (DECREASE) IN CASH..................................              (69,564)             615

CASH, BEGINNING OF PERIOD........................................               85,008               12
                                                                          -------------    -------------

CASH, END OF PERIOD..............................................         $     15,444     $        627

                                                                          =============    =============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


1.       GENERAL

         On September 21, 1999, Century Aluminum Company ("Century" or the "Company") and Century Aluminum of West Virginia, Inc. ("Century of West Virginia") sold the net assets of their two aluminum fabricating businesses to Pechiney Rolled Products LLC ("Pechiney"). Century's fabricating businesses consisted of Century Cast Plate, Inc. ("Century Cast Plate") located in Vernon, California and the rolling and casting operations of Century of West Virginia, located in Ravenswood, West Virginia ("Pechiney Transaction"). During the second quarter the Company reached a settlement of the post-closing purchase price adjustments of the fabrication businesses and recorded a $5,156 increase to the gain from the sale. The financial results for the second quarter and first six months of 1999 include the operations of the fabricating businesses.

         Century is a holding company whose principal subsidiary is Century of West Virginia, which operates a primary aluminum reduction facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 49.67% undivided interest in the property, plant and equipment comprising MHAC. Glencore International AG (the "Glencore Group" or "Glencore") is a major shareholder of Xstrata AG and Century. See footnote 7 included in these financial statements.

         Glencore owns 7,925,000 common shares, or 39.0% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and metals risk management.

         The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



2.       INVENTORIES
         Inventories consist of the following:

                                                                                June 30,               December 31,
                                                                                  2000                    1999
                                                                         ---------------------    ---------------------
Raw materials.................................................             $           23,948       $           27,271
Work-in-process...............................................                          2,779                    2,899
Finished goods................................................                          2,472                    5,715
Operating and other supplies..................................                          9,239                    9,051
                                                                         ---------------------    ---------------------
                                                                           $           38,438       $           44,936
                                                                         =====================    =====================


         At June 30, 2000 and December 31, 1999, approximately 76% and 80%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $436 at June 30, 2000 and the excess of LIFO cost (or market, if lower) over FIFO cost was approximately $1,845 at December 31, 1999.

3.       BANK REVOLVING CREDIT FACILITY

         On March 31, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160,000 of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. On September 15, 1999 the Bank Agreement was amended to permit the sale of the fabricating businesses in the Pechiney Transaction and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities. On September 21, 1999, the Company repaid its outstanding debt under the revolving credit facilities and the Company and its lenders agreed to reduce the facilities from $160,000 to $67,083.

         On April 7, 2000, a second amendment to the Bank Agreement was completed to permit the purchase of the additional 23% interest in MHAC. In addition, the amendment revises the definitions of eligible inventory and receivables for determining the borrowing base and provides for certain revisions to the restrictive covenants contained in the Bank Agreement. The restrictive covenants include limitations on the payment of dividends and the making of capital expenditures, and require the maintenance of certain financial ratios. The were no outstanding borrowings as of June 30, 2000.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


4.       CONTINGENCIES AND COMMITMENTS

Environmental Contingencies

         The Company's operations are subject to various environmental laws and regulations. The Company has spent, and expects to spend in the future, significant amounts for compliance with those laws and regulations.

         Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and submitted to the EPA an RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. After the RFI is complete, Century of West Virginia will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup is required, EPA would issue a subsequent order. Century of West Virginia believes this process will not be completed before early 2001. The Company is aware of some environmental contamination at Century of West Virginia, and it is likely cleanup activities will be required in two areas of the facility. Century of West Virginia believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

         It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $874 at June 30, 2000 and December 31, 1999, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

         Legal Contingencies

         Century of West Virginia is a named defendant (along with other companies) in approximately 2,362 civil actions brought by individuals seeking to recover compensatory and/or punitive damages in connection with alleged asbestos-related diseases. All plaintiffs have been employees of independent contractors who claim to have been exposed to asbestos in the course of performing services at various facilities, including the Century of West Virginia facility. The cases are typically resolved based upon factual determinations as to the facilities at which the

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)



plaintiffs worked, the periods of time during which work was performed, the type of work performed, and the conditions in which work was performed. If the plaintiffs' work was performed during the period when Kaiser owned the Century of West Virginia facility, Kaiser has retained responsibility for defense and indemnity pursuant to the Kaiser Purchase Agreement. If a plaintiff is shown to have worked at the Century of West Virginia facility after the time Century of West Virginia purchased the facility from Kaiser, Kaiser assumes the defense and liability, subject to a reservation of rights against Century of West Virginia. The Company believes it is unlikely that existing or potential plaintiffs were exposed to asbestos at the Century of West Virginia facility after Century of West Virginia purchased the facility from Kaiser. There are currently several actions pending by individuals who claim exposure after Century of West Virginia's assumption of the premises. While the impact of the asbestos proceedings is impossible to predict, the Company believes that the ultimate resolution will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

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

         In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Century of West Virginia facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. The Company has filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage. During the second quarter, the Company received $3,000 in partial settlement of the insurance claim and included the amount in "other income" in the Company's statement of operations for the three and six months ended June 30, 2000.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

5.       FIXED-PRICE COMMITMENTS AND FORWARD CONTRACTS

         The Company produces primary aluminum products and manages pricing risk through the use of fixed price sales commitments and financial instruments.

         In connection with the sale of the aluminum fabricating businesses in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is determined by a market bsed formula.

         Subsequent to the purchase of an additional 23% interest in MHAC from Xstrata, the Company entered into a ten year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices for the first two years are determined by a market based formula. The remaining eight years of the contract are at a fixed price as defined in the agreement.

         Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had fixed price commitments to sell 81.2 million pounds and 100.2 million pounds of primary aluminum at June 30, 2000 and December 31, 1999, respectively. Of these fixed price sales commitments, 62.9 million pounds and
68.3 million pounds at June 30, 2000 and December 31, 1999, respectively, were with the Glencore Group. The Company had no fixed price commitments to purchase aluminum at June 30, 2000 or December 31, 1999.

         The Company uses financial instruments, primarily forward sales contracts for primary aluminum to be settled in cash, to manage the Company's exposure to fluctuating aluminum prices. At June 30, 2000 and December 31, 1999, the Company had forward sales contracts, primarily with the Glencore Group, for 120.0 million and 60.0 million pounds, respectively. Forward sales contracts at June 30, 2000 are scheduled for settlement at various dates in 2000 through 2002. Based on market prices at June 30, 2000, these contracts could be settled by the Company paying approximately $1,500. The actual settlement will be based on market prices on the respective settlement dates.

         The Company entered into a long-term supply agreement for 936 million pounds of alumina annually, beginning January 1, 1996. The Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Pricing for the years 2002 through 2006 will be subject to agreement between the parties. In addition, as part of its acquisition of an additional 23% interest in MHAC, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is based on a fixed percentage of the market price of primary aluminum as quoted on the LME. The alumina supply agreement expires in 2008.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


6.       SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,

                                                                                  -------------------------------
                                                                                         2000           1999
                                                                                  --------------    -------------
             Cash paid for:
                  Interest....................................................      $        158    $      2,241
                  Income taxes................................................               406           1,979
             Cash received from:
                  Interest....................................................             1,668               -
                  Income tax refunds..........................................            12,957             149

7.       ACQUISITION

         Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in certain property, plant and equipment of MHAC to 49.67% by purchasing a 23% undivided interest from Xstrata AG ("Xstrata") a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains MHAC (the "Operating Partnership", and together with MHAC, the "Mt. Holly Assets"). Prior to Berkeley's purchase of the Mt. Holly Assets, it held a 26.67% undivided interest in MHAC and a 26.67% interest in the Operating Partnership. Glencore is a major shareholder of Xstrata.

         The sale was completed pursuant to an Asset Purchase Agreement dated as of March 31, 2000 (the "Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for the Mt. Holly Assets was $95,000, subject to certain post-closing adjustments. Under the terms of the Purchase Agreement, Berkeley agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Purchase Agreement were determined through arms'-length negotiations between the parties. The Company used available cash to complete the purchase.

         MHAC has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's 49.67% ownership represents 238.4 million pounds of this capacity.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      PERIODS ENDED JUNE 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


         The following schedule represents the unaudited pro forma results of operations for the six months ended June 30, 2000 and 1999 assuming the acquisition occurred on January 1, 1999. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma amounts only include the effects of the Glencore Metal Agreement after April 1, 2000.

                                     Six months ended June 30,

                                     2000                1999
                                     ----                ----
                                             (unaudited)
Net sales                       $      223,595      $      362,997
Net income                              12,199             (10,291)
Earnings per share              $         0.60      $        (0.51)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         On September 21, 1999, the Company and Century of West Virginia sold their two aluminum fabricating businesses. Accordingly, the following information includes the operations of these businesses in 1999.

         On April 1, 2000, the Company purchased an additional 23% interest in Mt. Holly for cash consideration of $95.0 million, subject to certain post-closing adjustments. This purchase increased Century's ownership to 49.67%. Mt. Holly has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's ownership represents 238.4 million pounds of this capacity.

         The Company is a manufacturer of primary aluminum. The aluminum industry is highly cyclical and the market price of aluminum (which trades as a commodity) has been volatile from time to time. The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the

Company in its production process are alumina, coal tar, pitch, petroleum coke, aluminum fluoride and electricity.

         The Company produces t-ingot, rolling ingot, extrusion billet and foundry ingot. A significant portion of the Company's shipments are to a related party (the Glencore Group).

         Because a majority of the Company's costs are fixed, results of operations are sensitive to changes in the market price of aluminum and to fluctuations in volume. The market price for primary aluminum remained relatively stable during the second quarter after a steady decline in the first three months of 2000. Demand continues to be strong for primary aluminum products.

         A shortage of electrical power at affordable rates has caused a number of the Company's competitors to curtail production at certain of their reduction facilities. Due to the Company's use of fixed contract pricing for its power needs, no such curtailment is anticipated at either of the Company's facilities.

RESULTS OF OPERATIONS

         Century's financial highlights include (in thousands, except per share data):

                                                   THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                        JUNE 30,                              JUNE 30,
                                           -----------------------------------    ----------------------------------
                                                2000               1999                2000               1999
                                           ---------------    ----------------    ---------------    ---------------
Net sales
   Third-party customers                   $     72,943        $    145,893        $    144,726        $    294,623
   Related party customers                       36,122              23,113              60,788              37,742
                                           ---------------    ----------------    ---------------    ---------------
Total                                           109,065             169,006             205,514             332,365

Net income (loss)                          $      6,897        $     (5,080)       $     12,524        $     (7,839)
Earnings (loss) per share - basic          $       0.34        $      (0.25)       $       0.62        $      (0.39)

         Net sales. Net sales for the three months ended June 30, 2000 decreased $59.9 million or 35.5% to $109.1 million from $169.0 million for the same period in 1999. The decrease was primarily the result of the sale of the fabricating businesses in September 1999, offset by higher aluminum prices and increased volumes as a result of the Company's purchase of an additional 23% interest in MHAC on April 1, 2000. Net sales for the six months ended June 30, 2000 were $205.5 million, a decrease of $126.9 million or 38.2% from $332.4 million for the six months ended June 30, 1999. The decrease was primarily the result of the sale of the fabricating businesses, offset by higher aluminum prices.

         Gross profit. Gross profit for the three months ended June 30, 2000 increased $8.7 million to $7.9 million from a gross loss of $0.8 million for the three months ended June 30, 1999. The increase was primarily the result of higher price realizations in the second quarter of 2000 compared to the same period in 1999, the additional interest in MHAC acquired by the Company in April 2000 and partially offset by the sale of the fabricated products businesses. For the six months ended June 30, 2000 gross profit increased $15.3 million to $16.0 million from $0.7 million for the same period in 1999. The increase was also primarily the result of higher aluminum prices, the additional interest in MHAC and offset by the sale of the fabricated products businesses.

         Selling, general and administrative expense. Selling, general and administrative expenses for the three months ended June 30, 2000 decreased $1.2 million or 27.9% to $3.1 million from $4.3 million for the three months ended June 30, 1999. This decrease was primarily the result of the sale of the fabricated products businesses in September 1999. For the six months ended June 30, 2000 selling, general and administrative expenses decreased $2.1 million or 24.4% to $6.5 million from $8.6 million for the six months ended June 30, 1999. This decrease was also primarily a result of the sale of the fabricated products businesses in September 1999.

         Operating income. Operating income for the three and six months ended June 30, 2000 was $4.8 million and $9.6 million, respectively. This compares with an operating loss of $5.2 million and $7.9 million for the three and six months ended June 30, 1999. Operating income increased for the reasons discussed above.

         Gain On Sale of Fabricating Businesses. For the three and six months ended June 30, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded.

         Net Interest Income or Expense. Net interest income during the three and six months ended June 30, 2000 was $0.3 million and $1.5 million, respectively. This compares with net interest expense of $2.0 and $3.6 million, respectively, for the same periods in 1999. The change in interest was a result of the absence of borrowings and the earnings on invested cash during the first six months of 2000.

         Net Gains/Losses on Forward Contracts. The Company recorded a loss on forward contracts of $2.3 million for the three months ended June 30, 2000 compared to a loss of $2.5 million for the same period in 1999. For both periods, rising LME aluminum prices decreased the market value of the Company's forward contracts relative to their March 31 market values, resulting in a loss. For the six months ended June 30, 2000, the Company recorded a gain on forward contracts of $0.5 million. Lower LME prices relative to their December 31 market values resulted in the gain. For the six months ended June 30, 1999, the Company recorded a loss on forward contracts of $2.5 million. Increasing LME aluminum prices in the first six months of 1999 decreased the market value of the Company's forward contracts relative to their December 31, 1998 market value, resulting in a loss.

         Other Income/Expense. Other income for the three and six months ended June 30, 2000 was $2.8 million and $2.9 million, respectively. This compares with other expense of $0.7 million for the same periods in 1999. The change in other income resulted from the receipt of $3.0 million during the quarter ended June 30, 2000 in partial settlement of the Company's business interruption and property damage claim with its insurance carrier. The claim was a result of the illegal work stoppage at the Company's Ravenswood, West Virginia operation in August 1999.

         Tax Provision/Benefit. Income tax expense for the three and six months ended June 30, 2000 was $3.9 million and $7.0 million, respectively. This compares with an income tax benefit of $5.2 million and $6.8 million for the same periods in 1999. The change in income taxes was a result of higher pre-tax income in 2000.

         Net Income/Loss. The Company had net income of $6.9 million and $12.5 million during the three and six months ended June 30, 2000 compared to net losses of $5.1 million and $7.8 million during the comparable 1999 periods. The increase in net income was primarily the result of higher price realizations, the gain on the sale of the fabricating businesses and the partial insurance settlement in the second quarter of 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital amounted to $64.1 million and $124.4 million at June 30, 2000 and December 31, 1999, respectively. The decrease is due primarily to the cash purchase of an additional 23% interest in Mt. Holly on April 1, 2000. The Company's liquidity requirements arise primarily from working capital needs and capital investments.

         The Company's statements of cash flows for the six months ended June 30, 2000 and 1999 are summarized below (dollars in thousands):


                                                                        2000          1999
                                                               -----------------------------------
Net cash from (used in) operating activities.........           $     26,034       $   (3,805)
Net cash from (used in) investing activities.........                (93,462)         (16,079)
Net cash from (used in) financing activities.........                 (2,136)          20,499
                                                                ---------------    -------------
Increase (decrease) in cash..........................           $    (69,564)      $      615
                                                                ===============    =============


         Operating activities generated $26.0 million in net cash during the first six months of 2000. In the first six months of 1999, operating activities used $3.8 million in net cash. The increase in cash flow was primarily the result of higher income during the six months ended June 30, 2000.

         The Company's net cash used in investing activities was $93.4 million during the first six months of 2000 compared to $16.1 million during the first six months of 1999. The increased use was primarily due to the purchase of an additional interest in Mt. Holly for $95.0 million in April 2000.

         Net cash used in financing activities was $2.1 million during the first six months of 2000 compared to cash provided of $20.5 million in the first six months of 1999. The Company had net borrowings for the six months ended June 30, 1999 compared to no borrowings for the same period in 2000.

         On March 31, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160.0 million of revolving credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables.

         On September 15, 1999, the Bank Agreement was amended to permit the sale of the fabricating businesses in the Pechiney Transaction and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities. The

Company and its lenders agreed to reduce the revolving credit facilities from $160.0 million to $67.1 million.

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

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

         The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.9 million at June 30, 2000 and December 31, 1999, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

         See Note 4 to Consolidated Financial Statements appearing in Part I,
Item 1.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 modified the accounting for derivative and hedging activities. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" which amended several of the requirements of SFAS No. 133. The effective date for the statements is fiscal years beginning after June 15, 2000. The Company continues to evaluate the potential impact SFAS Nos. 133 and 138 will have on its results of operations and financial position in order to prepare for a planned adoption in the first quarter of 2001.

NEW STAFF ACCOUNTING BULLETIN - REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which currently must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. The Company is currently assessing the impact of SAB No. 101 on our results of operations and financial position.

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

         In connection with the sale of the aluminum fabricating businesses in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is determined by a market based formula.

         Subsequent to the purchase of an additional 23% interest in MHAC from Xstrata , the Company entered into a ten year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. The selling price for the first two years is determined by a market based formula. The remaining eight years of the contract are at a fixed price as defined in the agreement.

         Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had fixed price commitments to sell 81.2 and 100.2 million pounds of primary aluminum at June 30, 2000 and December 31, 1999, respectively. Of these fixed price sales commitments, 62.9 million pounds and 68.3 million pounds at June 30, 2000 and December 31, 1999, respectively, were with the Glencore Group. The Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Prices for the years 2002 through 2006 will be subject to agreement between the parties. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is based on a fixed percentage of the market price of primary aluminum as quoted on the LME. The alumina supply agreement expires in 2008.

         At June 30, 2000, the Company had entered into 120.0 million pounds of forward primary aluminum sales contracts with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2000 and 2001. Based on market prices at June 30, 2000, these financial instruments could be settled by the Company paying approximately $1.5 million. The actual settlement will be based on market prices at the respective settlement dates.

         On a hypothetical basis a $0.01 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $0.8 million on net income for the six months ended June 30, 2000 as a result of the forward primary aluminum sale contracts entered into by the Company at June 30, 2000. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the sales price of primary aluminum products.

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

 PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 4.  Submission of Matters to a Vote of Stockholders -

         At the annual meeting of Century Aluminum Company stockholders held on June 2, 2000, Roman A. Bninski and Willy R. Strothotte were re-elected and Stuart M. Schreiber was elected as directors of Century Aluminum Company to serve for three-year terms. Votes cast for Mr. Bninski were 17,295,502 and votes withheld were 1,331,095; votes cast for Mr. Strothotte were 17,306,902 and votes withheld were 1,319,695; votes cast for Mr. Schreiber were 17,294,781 and votes withheld were 1,331,815.

         Additionally, a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 31, 2000 was approved. Total votes cast for the proposal were 18,620,210, votes cast against were 4,560 and there were 1,816 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

   Exhibit 27.0 - Financial Data Schedule

   (b)   Reports on Form 8-K

   The Company filed a Form 8-K on April 20, 2000 related to the purchase of an additional 23% interest in certain assets of MHAC. The Company filed a Form 8-K/A on June 21, 2000 to provide the pro forma financial information relative to the purchase.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        Century Aluminum Company
     Date:       August 14, 2000              By:                          /s/ Craig A. Davis
                 -------------------------            -------------------------------------------------------------
                                                                             Craig A. Davis
                                                                    Chairman/Chief Executive Officer




     Date:       August 14, 2000              By:                         /s/ David W. Beckley
                 -------------------------            -------------------------------------------------------------
                                                                            David W. Beckley
                                                            Executive Vice-President/Chief Financial Officer

                                 EXHIBIT INDEX


       Exhibit
        Number                                Description
  -------------------     ---------------------------------------------------
         27.0             Financial Data Schedule