Form 10-Q
period 2000-09-30
CENTURY ALUMINUM CO
filed 2000-11-14
CIK 949157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000.

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

Yes   X           No

         The registrant had 20,339,203 shares of common stock outstanding at October 31, 2000.

                            CENTURY ALUMINUM COMPANY

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                         Part I - Financial Information


Item 1 - Financial Statements                                                                          Page Number

           Consolidated Balance Sheets as of September 30, 2000
           and December 31, 1999..........................................................                 1

           Consolidated Statements of Operations for the three months
           and nine months ended September 30, 2000 and 1999..............................                 2

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2000 and 1999..............................................                 3

           Notes to the Consolidated Financial Statements.................................                 4-11

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................................              12-18

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.........................              18-19

                           Part II - Other Information

Item 1 - Legal Proceedings................................................................                 20

Item 4 - Submission of Matters to a Vote of Stockholders..................................                 20

Item 6 - Exhibits and Reports on Form 8-K.................................................                 20

Signatures................................................................................                 21

Exhibit Index.............................................................................                 22

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                                          2000             1999
                                                                                        --------         --------
                                     ASSETS
CURRENT ASSETS:
     Cash .....................................................................         $ 23,079         $ 85,187
     Restricted cash equivalents ..............................................               --            5,642
     Accounts receivable, trade - net .........................................           32,146           38,499
     Due from affiliates ......................................................           12,531           15,991
     Inventories ..............................................................           41,626           44,936
     Prepaid and other assets .................................................            6,955            6,379
                                                                                        --------         --------
          Total current assets ................................................          116,337          196,634
PROPERTY, PLANT AND EQUIPMENT - NET ...........................................          180,831          105,158
OTHER ASSETS ..................................................................           15,579            9,010
                                                                                        --------         --------
          TOTAL ...............................................................         $312,747         $310,802
                                                                                        ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable, trade ..................................................         $ 24,253         $ 29,134
     Due to affiliates ........................................................            2,633           10,737
     Accrued and other current liabilities ....................................           16,272           27,770
     Accrued employee benefits costs - current portion ........................            4,774            4,602
                                                                                        --------         --------
          Total current liabilities ...........................................           47,932           72,243
                                                                                        --------         --------

ACCRUED PENSION BENEFITS COSTS - Less current portion .........................            3,725            3,589
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ..................           41,175           39,391
OTHER LIABILITIES .............................................................           24,691           15,851
                                                                                        --------         --------
          Total noncurrent liabilities ........................................           69,591           58,831
                                                                                        --------         --------

SHAREHOLDERS' EQUITY:
     Common Stock (one cent par value, 50,000,000 shares authorized; 20,339,203 shares outstanding at September 30, 2000 and 20,202,538 at December 31,
        1999) .................................................................              203              202
     Additional paid-in capital ...............................................          166,184          164,409
     Retained earnings ........................................................           28,837           15,117
                                                                                        --------         --------
          Total shareholders' equity ..........................................          195,224          179,728
                                                                                        --------         --------
          TOTAL ...............................................................         $312,747         $310,802
                                                                                        ========         ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                     Three months ended                   Nine months ended
                                                        September 30,                        September 30,
                                                ----------------------------          ----------------------------
                                                     2000               1999               2000               1999
                                                ---------          ---------          ---------          ---------
NET SALES:
     Third-party customers ............         $  78,419          $ 134,334          $ 223,145          $ 428,957
     Related parties ..................            32,684             18,711             93,472             56,453
                                                ---------          ---------          ---------          ---------
                                                  111,103            153,045            316,617            485,410

COST OF GOODS SOLD ....................           103,026            160,189            292,500            491,823
                                                ---------          ---------          ---------          ---------

GROSS PROFIT (LOSS) ...................             8,077             (7,144)            24,117             (6,413)

SELLING, GENERAL AND
     ADMINISTRATIVE EXPENSES ..........             3,370              5,396              9,825             13,997
                                                ---------          ---------          ---------          ---------

OPERATING INCOME (LOSS) ...............             4,707            (12,540)            14,292            (20,410)

GAIN ON SALE OF FABRICATING BUSINESSES                 --             41,130              5,156             41,130

INTEREST INCOME (EXPENSE) - Net .......               399             (1,808)             1,887             (5,360)

NET LOSS ON FORWARD CONTRACTS .........            (1,116)              (763)              (641)            (3,263)

OTHER INCOME (EXPENSE) ................              (127)                (5)             2,738               (673)
                                                ---------          ---------          ---------          ---------

INCOME BEFORE INCOME TAXES ............             3,863             26,014             23,432             11,424

INCOME TAX BENEFIT (EXPENSE) ..........               486             (9,365)            (6,559)            (2,613)
                                                ---------          ---------          ---------          ---------

NET INCOME BEFORE EXTRAORDINARY ITEM ..             4,349             16,649             16,873              8,811

EXTRAORDINARY ITEM - WRITE-OFF OF
DEFERRED BANK FEES, NET OF INCOME TAX
BENEFIT OF $766 .......................                --             (1,362)                --             (1,362)
                                                ---------          ---------          ---------          ---------

NET INCOME ............................         $   4,349          $  15,287          $  16,873          $   7,449
                                                =========          =========          =========          =========

EARNINGS PER COMMON SHARE
Basic
   Net income before extraordinary item         $    0.21          $    0.82          $    0.83          $    0.43
   Extraordinary item .................         $      --          $   (0.06)         $      --          $   (0.06)
   Net income .........................         $    0.21          $    0.76          $    0.83          $    0.37
Diluted
   Net income before extraordinary item         $    0.21          $    0.82          $    0.83          $    0.43
   Extraordinary item .................         $      --          $   (0.06)         $      --          $   (0.06)
   Net income .........................         $    0.21          $    0.76          $    0.83          $    0.37

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING
   Basic ..............................            20,339             20,202             20,339             20,202
                                                =========          =========          =========          =========
   Diluted ............................            20,399             20,354             20,405             20,333
                                                =========          =========          =========          =========
DIVIDENDS PER COMMON SHARE ............         $    0.05          $    0.05          $    0.15          $    0.15
                                                =========          =========          =========          =========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                        NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                    ----------------------------
                                                                                      2000               1999
                                                                                    ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ..........................................................         $  16,873          $   7,449

      Adjustments to reconcile net income to net cash provided by (used in)
          operating activities:
           Depreciation and amortization ..................................            10,726             15,878
           Deferred income taxes ..........................................             5,439              8,278
           Pension and other postretirement benefits ......................             2,092            (14,560)
           Inventory market adjustment ....................................             1,631              5,344

           Gain on sale of fabricating businesses .........................            (5,156)           (41,130)
           Change in operating assets and liabilities: Accounts receivable,
                trade - net ...............................................             6,353            (31,049)
                Due from affiliates .......................................             7,931              5,639
                Inventories ...............................................             5,541             30,048
                Prepaids and other assets .................................            (2,859)            (3,607)
                Accounts payable, trade ...................................            (6,531)            13,663
                Due to affiliates .........................................              (943)            (5,580)
                Accrued and other current liabilities .....................           (13,594)            (7,823)
                Other - net ...............................................            12,673              1,692
                                                                                    ---------          ---------
           Net cash provided by (used in) operating activities ............            40,176            (15,758)
                                                                                    ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment ...........................           (10,039)           (19,639)
      Purchase price adjustment related to business acquisitions ..........                --                296
      Acquisition .........................................................           (94,734)                --
      Proceeds from sale of fabricating businesses ........................                --            245,400
      Restricted cash deposits ............................................             5,642                 (4)
                                                                                    ---------          ---------
           Net cash provided by (used in) investing activities ............           (99,131)           226,053
                                                                                    ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings ..........................................................                --            340,708
      Repayment of borrowings .............................................                --           (430,097)
      Dividends ...........................................................            (3,153)            (3,122)
                                                                                    ---------          ---------
           Net cash used in financing activities ..........................            (3,153)           (92,511)
                                                                                    ---------          ---------
NET INCREASE (DECREASE) IN CASH ...........................................           (62,108)           117,784

CASH, BEGINNING OF PERIOD .................................................            85,187                 12
                                                                                    ---------          ---------
CASH, END OF PERIOD .......................................................         $  23,079          $ 117,796
                                                                                    =========          =========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


1.       GENERAL

         On September 21, 1999, Century Aluminum Company ("Century" or the "Company") and Century Aluminum of West Virginia, Inc. ("Century of West Virginia") sold the net assets of their two aluminum fabricating businesses to Pechiney Rolled Products LLC ("Pechiney"). Century's fabricating businesses consisted of Century Cast Plate, Inc. ("Century Cast Plate") located in Vernon, California and the rolling and casting operations of Century of West Virginia, located in Ravenswood, West Virginia ("Pechiney Transaction"). During the second quarter of 2000 the Company reached a settlement of the post-closing purchase price adjustments of the fabrication businesses and recorded a $5,156 increase to the gain from the sale. The financial results for the third quarter and first nine months of 1999 include the operations of the fabricating businesses.

         Century is a holding company whose principal subsidiary is Century of West Virginia, which operates a primary aluminum reduction facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 49.67% undivided interest in the property, plant and equipment comprising MHAC. Glencore International AG (the "Glencore Group" or "Glencore") is a major shareholder of Century. See footnote 7 included in these financial statements.

         Glencore owns 7,925,000 common shares, or 39.0% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and metals risk management.

         The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 1999. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

2.       INVENTORIES

         Inventories consist of the following:

                                   September 30,  December 31,
                                       2000           1999
                                     -------         -------
Raw materials ..............         $26,330         $27,271
Work-in-process ............           2,779           2,899
Finished goods .............           3,327           5,715
Operating and other supplies           9,190           9,051
                                     -------         -------
                                     $41,626         $44,936
                                     =======         =======

         At September 30, 2000 and December 31, 1999, approximately 78% and 80%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $492 at September 30, 2000 and the excess of LIFO cost (or market, if lower) over FIFO cost was approximately $1,845 at December 31, 1999.

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

         On April 7, 2000, a second amendment to the Bank Agreement was completed to permit the purchase of the additional 23% interest in MHAC. In addition, the amendment revises the definitions of eligible inventory and receivables for determining the borrowing base and provides for certain revisions to the restrictive covenants contained in the Bank Agreement. The restrictive covenants include limitations on the payment of dividends and the making of capital expenditures, and require the maintenance of certain financial ratios. There were no outstanding borrowings as of September 30, 2000.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

         It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $874 at September 30, 2000 and December 31, 1999, respectively. All accruals have been recorded without giving effect to any possible future insurance or Kaiser indemnity proceeds. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

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

         In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Century of West Virginia facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. The Company has filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage. During the second quarter, the Company received $3,000 in partial settlement of the insurance claim and included the amount in "other income" in the Company's statement of operations for the nine months ended September 30, 2000.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

         Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had fixed price commitments to sell 72.2 million pounds and 100.2 million pounds of primary aluminum at September 30, 2000 and December 31, 1999, respectively. Of these fixed price sales commitments, 25.9 million pounds and
68.3 million pounds at September 30, 2000 and December 31, 1999, respectively, were with the Glencore Group. The Company had no fixed price commitments to purchase aluminum at September 30, 2000 or December 31, 1999.

         The Company uses financial instruments, primarily forward sales contracts for primary aluminum to be settled in cash, to manage the Company's exposure to fluctuating aluminum prices. At September 30, 2000 and December 31, 1999, the Company had forward sales contracts, primarily with the Glencore Group, for 288.9 million and 60.0 million pounds, respectively. Forward sales contracts at September 30, 2000 are scheduled for settlement at various dates in 2000 through 2002. Based on market prices at September 30, 2000, these contracts could be settled by the Company paying approximately $2,400. The actual settlement will be based on market prices on the respective settlement dates.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

6.       SUPPLEMENTAL CASH FLOW INFORMATION

                                   NINE MONTHS ENDED
                                -----------------------
                                      SEPTEMBER 30,
                                -----------------------
                                   2000            1999
                                -------         -------
Cash paid for:
     Interest .........         $   218         $ 6,288
     Income taxes .....             616           1,903
Cash received from:
     Interest .........           2,143              --
     Income tax refunds          13,322             174


7.       ACQUISITIONS

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


         The following schedule represents the unaudited pro forma results of operations for the nine months ended September 30, 2000 and 1999 assuming the acquisition occurred on January 1, 1999. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma amounts only include the effects of the Glencore Metal Agreement after April 1, 2000.

                                                                  2000              1999
                                                                  ----              ----
                                                                       (unaudited)
Net sales                                                      $ 334,698         $ 532,433
Net income before extraordinary item                              14,436             1,009
Net income                                                        14,436              (353)
Diluted earnings per share before extraordinary item                0.71              0.05
Diluted earnings per share                                     $    0.71         $   (0.02)

         On August 31, 2000, the Company entered into a stock purchase agreement with Southwire Company ("Southwire"), a privately held wire and cable manufacturing company based in Carrollton, Georgia. Under this agreement, the Company will acquire all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire which owns a direct 1% partnership interest in NSA Ltd. ("NSA") and an indirect 99% interest in NSA through its wholly-owned subsidiary, Skyliner, Inc. (the "Transaction"). Southwire owns (through Metalsco Ltd.) and operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville facility") which the Company will acquire. The Hawesville facility has the capacity to produce 237,000 metric tons (523 million pounds) of primary aluminum per year.

         Under the stock purchase agreement, the Company will also acquire from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which are not held by NSA. The purchase price is $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post-closing adjustments. Completion of the purchase is contingent upon, among other matters, the Company concluding financing for the acquisition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITIONS AND DISPOSITIONS

         On September 21, 1999, the Company and Century of West Virginia sold their two aluminum fabricating businesses. Accordingly, the following information includes the operations of these businesses in 1999 through the date of sale.

         On April 1, 2000, the Company purchased an additional 23% interest in Mt. Holly for cash consideration of $95.0 million, subject to certain post-closing adjustments. This purchase increased Century's ownership to 49.67%. Mt. Holly has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's ownership represents 238.4 million pounds of this capacity.

         On August 31, 2000, the Company entered into a stock purchase agreement with Southwire Company ("Southwire"), a privately held wire and cable manufacturing company based in Carrollton, Georgia. Under this agreement, the Company will acquire all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire which owns a direct 1% partnership interest in NSA Ltd. ("NSA") and an indirect 99% interest in NSA through its wholly-owned subsidiary, Skyliner, Inc. (the "Transaction"). Southwire owns (through Metalsco Ltd.) and operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville facility") which the Company will acquire. The Hawesville facility has the capacity to produce 237,000 metric tons (523 million pounds) of primary aluminum per year.

         Under the stock purchase agreement, the Company will also acquire from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which are not held by NSA. The purchase price is $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post-closing adjustments. Completion of the purchase is contingent upon, among other matters, the Company concluding financing for the acquisition.

OVERVIEW

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

         Because a majority of the Company's costs are fixed, results of operations are sensitive to changes in the market price of aluminum and to fluctuations in volume. The market price for primary aluminum remained relatively stable during the third quarter of 2000 and the Company's shipments were essentially level with the second quarter of 2000. Demand continues to be strong for primary aluminum products and worldwide aluminum inventories are approaching historic lows.

         A shortage of electrical power at affordable rates is continuing to cause a number of the Company's competitors to curtail production at certain of their reduction facilities. Due to the Company's use of fixed contract pricing for its power needs, no such curtailment is anticipated at either of the Company's facilities.

RESULTS OF OPERATIONS

         Century's financial highlights include (in thousands, except per share data):

                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                         SEPTEMBER 30,                    SEPTEMBER 30,
                                   -------------------------         -------------------------
                                     2000             1999             2000             1999
                                   --------         --------         --------         --------
Net sales
   Third-party customers           $ 78,419         $134,334         $223,145         $428,957
   Related party customers           32,684           18,711           93,472           56,453
                                   --------         --------         --------         --------
Total                               111,103          153,045          316,617          485,410

Net income                         $  4,349         $ 15,287         $ 16,873         $  7,449
Earnings per share - basic         $   0.21         $   0.76         $   0.83         $   0.37

         Net sales. Net sales for the three months ended September 30, 2000 decreased $41.9 million or 27.4% to $111.1 million from $153.0 million for the same period in 1999. The decrease was primarily the result of the sale of the fabricating businesses in September 1999, offset by higher aluminum prices and increased volumes from the Company's additional 23% interest in MHAC. Net sales for the nine months ended September 30, 2000 were $316.6 million, a decrease of $168.8 million or 34.8% from $485.4 million for the nine months ended September 30, 1999. The decrease was primarily the result of the sale of the fabricating businesses, partially offset by higher aluminum prices and additional volume from the Company's increased interest in MHAC.

         Gross profit. Gross profit for the three months ended September 30, 2000 increased $15.2 million to $8.1 million from a gross loss of $7.1 million for the three months ended September 30, 1999. The increase was primarily the result of a $0.07 per pound increase in price realizations in the third quarter of 2000 compared to the same period in 1999 and the additional interest in MHAC acquired by the Company in April 2000. The increases were partially offset by the sale of the fabricated products businesses. For the nine months ended September 30, 2000 gross profit increased $30.5 million to $24.1 million from a gross loss of $6.4 million for the same period in 1999. The increase was also primarily the result of higher aluminum prices and the additional interest in MHAC.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2000 decreased $2.0 million or 37.5% to $3.4 million from $5.4 million for the three months ended September 30, 1999. This decrease was primarily the result of the sale of the fabricated products businesses in September 1999. For the nine months ended September 30, 2000 selling, general and administrative expenses decreased $4.2 million or 30.0% to $9.8 million from $14.0 million for the nine months ended September 30, 1999. This decrease was also primarily a result of the sale of the fabricated products businesses in September 1999.

         Operating income. Operating income for the three and nine months ended September 30, 2000 was $4.7 million and $14.3 million, respectively. This compares with an operating loss of $12.5 million and $20.4 million for the three and nine months ended September 30, 1999. Operating income increased for the reasons discussed above.

         Gain On Sale of Fabricating Businesses. For the nine months ended September 30, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded. For the three and nine months ended September 30, 1999, the Company recorded a gain on the sale of its fabricating businesses of $41.1 million.

         Net Interest Income or Expense. Net interest income during the three and nine months ended September 30, 2000 was $0.4 million and $1.9 million, respectively. This compares with net interest expense of $1.8 and $5.4 million, respectively, for the same periods in 1999. The change in interest was due to the absence of borrowings and the earnings on invested cash during the first nine months of 2000 resulting from the sale of the fabrication businesses net of the additional investment in Mt. Holly.

         Net Gains/Losses on Forward Contracts. The Company recorded a loss on forward contracts of $1.1 million for the three months ended September 30, 2000 compared to a loss of $0.8 million for the same period in 1999. For both periods, rising LME aluminum prices decreased the market value of the Company's forward contracts relative to their June 30 market values, resulting in a loss. For the nine months ended September 30, 2000, the Company recorded a loss on forward contracts of $0.6 million. Higher LME prices as of September 30, 2000 relative to their December 31 market values resulted in the loss. For the nine months ended September 30, 1999, the Company recorded a loss on forward contracts of $3.3 million. Higher LME aluminum prices as of September 30, 1999 decreased the market value of the Company's forward contracts relative to their December 31, 1998 market value, resulting in a loss.

         Other Income/Expense. Other expense for the three months ended September 30, 2000 was $0.1 million. For the nine months ended September 30, 2000, other income was $2.8 million compared to other expense of $0.7 million for the same period in 1999. The change in other income resulted from the receipt of $3.0 million during the second quarter of 2000 in partial settlement of the Company's business interruption and property damage claim with its insurance carrier. The claim was a result of the illegal work stoppage at the Company's Ravenswood, West Virginia operation in August 1999.

         Tax Provision/Benefit. Income tax benefit for the three months ended September 30, 2000 was $0.5 million. Income tax expense for the three months ended September 30, 1999 was $9.4 million. The benefit in 2000 is the result of a reduction in the estimated income taxes of $1.9 million. Income tax expense for the nine months ended September 30, 2000 and 1999 was $6.6 million and $2.6 million, respectively. The change in income taxes was a result of higher pre-tax income in 2000 and the accrual adjustment.

         Net Income/Loss. The Company had net income after extraordinary items of $4.3 million and $16.9 million during the three and nine months ended September 30, 2000 compared to net income of $15.3 million and $7.4 million during the comparable 1999 periods. The increase in net income was primarily the result of higher price realizations, the partial insurance settlement in the second quarter of 2000 and the income tax accrual adjustment in the third quarter of 2000. The net income in 1999 was primarily the result of the $41.1 million gain on the sale of the fabricating businesses during September 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital amounted to $68.4 million and $124.4 million at September 30, 2000 and December 31, 1999, respectively. The decrease is due primarily to the cash purchase of an additional 23% interest in Mt. Holly on April 1, 2000. The Company's liquidity requirements arise primarily from working capital needs and capital investments.

The Company's statements of cash flows for the nine months ended September 30, 2000 and 1999 are summarized below (dollars in thousands):

                                                        2000               1999
                                                     ---------          ---------
Net cash from (used in) operating activities.......  $  40,176          $ (15,758)
Net cash from (used in) investing activities.......    (99,131)           226,053
Net cash from (used in) financing activities.......     (3,153)           (92,511)
                                                     ---------          ---------
Increase (decrease) in cash........................  $ (62,108)         $ 117,784
                                                     =========          =========

         Operating activities generated $40.2 million in net cash during the first nine months of 2000. In the first nine months of 1999, operating activities used $15.8 million in net cash. The increase in cash flow was primarily the result of higher operating income during the nine months ended September 30, 2000.

         The Company's net cash used in investing activities was $99.1 million during the first nine months of 2000 compared to net cash generated of $226.1 million during the first nine months of 1999. The change between periods was primarily due to the purchase of an additional interest in Mt. Holly for $95.0 million in April 2000 and funds received from the sale of the fabricating businesses in 1999 of which there were none in 2000.

         Net cash used in financing activities was $3.2 million during the first nine months of 2000 compared to $92.5 million in the first nine months of 1999. The Company had net repayments on borrowings for the nine months ended September 30, 1999 compared to no repayments for the same period in 2000.

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

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

         The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.9 million at September 30, 2000 and December 31, 1999, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

         See Note 4 to Consolidated Financial Statements appearing in Part I,
Item 1.

NEW ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138 which amended certain provisions of SFAS 133, including an amendment to expand the normal purchase and sale exemption for supply contracts. The Company will be required to adopt SFAS 133, as amended by SFAS 138 on January 1, 2001.

         The Company has established an implementation team to evaluate the impact that adopting SFAS 133 will have on the Company's operations. Based on the implementation teams preliminary analysis, it is anticipated that most of the Company's fixed priced commitments will qualify for the normal purchase and sale exemption provided in SFAS 138 and therefore will not have a material effect on the Company's financial condition or results of operations. It is further anticipated that the Company's financial instruments, which are currently recorded at fair value through the statement of operations, may be designated as cash flow hedges. Such a designation as provided in SFAS 133 as of September 30, 2000, would have resulted in an after tax increase of $0.4 million in net income for the nine month period ended September 30, 2000 and a $1.8 million cumulative after tax reduction in other comprehensive income as of September 30, 2000.

NEW STAFF ACCOUNTING BULLETIN - REVENUE RECOGNITION

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which currently must be adopted no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned, and also requires the deferral of incremental direct selling costs. On October 13, 2000 the SEC issued Frequently Asked Questions and Answers (FAQs) relating to SAB 101. The Company is currently assessing the impact of SAB No. 101 and related FAQs on our results of operations and financial position.

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

         Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had fixed price commitments to sell 72.2 and 100.2 million pounds of primary aluminum at September 30, 2000 and December 31, 1999, respectively. Of these fixed price sales commitments, 25.9 million pounds and 68.3 million pounds at September 30, 2000 and December 31, 1999, respectively, were with the Glencore Group. The Company has a long-term supply agreement for 936.0 million pounds of alumina annually; whereby, the Company will pay a fixed price for alumina with annual price increases of approximately 2.5% through 2001. Prices for the years 2002 through 2006 will be subject to agreement between the parties. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is based on a fixed percentage of the market price of primary aluminum as quoted on the LME. The alumina supply agreement expires in 2008.

         At September 30, 2000, the Company had entered into 288.9 million pounds of forward primary aluminum sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2000 and 2002. Based on market prices at September 30, 2000, these financial instruments could be settled by the Company paying approximately $2.4 million. The actual settlement will be based on market prices at the respective settlement dates.

         On a hypothetical basis a $0.01 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $1.8 million on net income for the nine months ended September 30, 2000 as a result of the forward primary aluminum sale contracts entered into by the Company at September 30, 2000. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments, or the offsetting impact upon the sales price of primary aluminum products.

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

         None


Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

         Exhibit 27.0 - Financial Data Schedule

         (b) Reports on Form 8-K

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            Century Aluminum Company

Date:  November 14, 2000            By:       /s/ Craig A. Davis
       -----------------                 -------------------------------------
                                                  Craig A. Davis
                                          Chairman/Chief Executive Officer


Date:  November 14, 2000            By:      /s/ David W. Beckley
       -----------------                --------------------------------------
                                                 David W. Beckley
                                        Executive Vice-President/Chief Financial
                                        Officer

                                  EXHIBIT INDEX



       Exhibit
        Number                       Description
       -------            ------------------------------------------
         27.0             Financial Data Schedule