Form 10-K
period 2000-12-31
CENTURY ALUMINUM CO
filed 2001-03-09
CIK 949157

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

      2511 GARDEN ROAD, BUILDING A, SUITE 200,
                MONTEREY, CALIFORNIA                                    93940
     (ADDRESS OF REGISTRANT'S PRINCIPAL OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (831) 642-9300

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                              TITLE OF EACH CLASS

                    COMMON STOCK, $0.01 PAR VALUE PER SHARE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of February 14, 2001, 20,359,370 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on February 14, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was $182,986,183.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

     Century Aluminum Company ("Century" or the "Company") is a leading North American producer of primary aluminum. Century's principal subsidiary, Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, owns and operates a reduction facility, strategically located on the Ohio River in Ravenswood, West Virginia ("Ravenswood"). Century of West Virginia, through its wholly owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), also owns a 49.67% undivided interest in a reduction facility in Mt. Holly, South Carolina ("Mt. Holly"). The remaining undivided interest in Mt. Holly is owned by a wholly-owned subsidiary of Alcoa, Inc. The Alcoa entity also operates Mt. Holly. Century's reduction facilities have an aggregate annual capacity of approximately 613 million pounds of primary aluminum. In 2000, Century produced 573 million pounds of primary aluminum. The Company operates in one business segment.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group"). In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2000, the Glencore Group owned 39% of Century's common shares outstanding.

     On August 31, 2000, the Company entered into a stock purchase agreement with Southwire Company ("Southwire"), a privately held wire and cable manufacturing company. Under this agreement, the Company anticipates acquiring all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire which owns NSA Ltd. ("NSA") an entity that operates an aluminum reduction plant in Hawesville, Kentucky (the "Hawesville facility"). The Hawesville facility has the capacity to produce 237,000 metric tons (523 million pounds) of primary aluminum per year. The Company also anticipates acquiring from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which are not held by NSA. The purchase price is $460.0 million plus the assumption of $7.8 million in industrial revenue bonds and is subject to certain post-closing adjustments. Following the sale of the Hawesville facility to the Company, the Company has agreed it will sell molten metal at a market-based price to Southwire's rod and wire mill which is adjacent to the Hawesville facility.

     The Company and Glencore have entered into a memorandum of understanding under which Glencore will effectively purchase a 20% undivided interest in the Hawesville facility. To support the Company's financing of the transaction, Glencore also will purchase $25.0 million in convertible preferred stock of the

Company. This stock will have a coupon of 8% and be convertible into the Company's common stock at a 20% premium over the common stock's average price during the 20 trading days immediately prior to March 23, 2001. Completion of the purchase is contingent upon, among other matters, the Company concluding financing for the acquisition.

     Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in Mt. Holly to 49.67% by purchasing a 23% undivided interest from Xstrata AG ("Xstrata"), a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains Mt. Holly (the "Operating Partnership", and together with Mt. Holly, the "Mt. Holly Assets"). Prior to Berkeley's purchase of the Mt. Holly Assets, it held a 26.67% undivided interest in Mt. Holly and in the Operating Partnership. Glencore is a major shareholder of Xstrata. The sale was completed pursuant to an Asset Purchase Agreement dated as of March 31, 2000 (the "Mt. Holly Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for the Mt. Holly Assets was $94.7 million. Under the terms of the Mt. Holly Purchase Agreement, Berkeley agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Mt. Holly Purchase Agreement were determined through arms'-length negotiations between the parties. The Company used available cash to complete the purchase. Mt. Holly has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's 49.67% ownership represents 238.4 million pounds of this capacity.

     On September 21, 1999, the Company completed the sale to Pechiney Rolled Products, LLC, a Delaware limited liability company ("Pechiney"), of certain assets and the assumption of certain liabilities of Century of West Virginia's rolled products unit at Ravenswood, West Virginia (the "Rolling Business") and all of the issued and outstanding shares of common stock of Century Cast Plate, Inc. (together the "fabricating businesses"). In connection with the sale of the fabricating businesses, Century of West Virginia and Pechiney entered into a Molten Aluminum Purchase Agreement dated as of September 21, 1999 (the "Metal Agreement"). Pursuant to the Metal Agreement, Pechiney has agreed to purchase, and Century of West Virginia has agreed to provide, approximately 320 million pounds of molten aluminum produced at Ravenswood for a price which is variable and determined by reference to a U.S. Midwest Market Index. In addition, Pechiney has agreed to provide casting services to Century of West Virginia in connection with the excess molten aluminum produced at Ravenswood which is not purchased by Pechiney under the Metal Agreement.

     Ravenswood produces primary aluminum in molten and ingot form. Molten metal is delivered to the casting operation sold by the Company to Pechiney. Ingot produced by Ravenswood is primarily delivered to customers other than Pechiney. Through its interest in the Mt. Holly Facility, Century produces primary aluminum products in the form of t-ingot, extrusion billet, rolling ingot and foundry ingot. Extrusion billet and other shaped primary aluminum products are considered to be premium products and, accordingly, sell at a premium to the commodity-priced aluminum ingot. The Mt. Holly Facility, constructed in 1980, is the most recently built reduction facility in the United States.

     Since January 1, 1996, Century's requirements for alumina, the raw material used by its reduction facilities to produce primary aluminum, have been purchased pursuant to a long-term fixed-price supply agreement with Alcoa L.L.C. and Alcoa Australia. This supply agreement will terminate at the end of 2001 and be replaced by a new long-term alumina supply agreement between the Company and Glencore. This new alumina supply agreement provides for a fixed quantity of alumina at prices determined by a market based formula. In conjunction with the purchase of an additional 23% ownership interest in Mt. Holly, the Company assumed an alumina supply agreement, also with Glencore, that provides for a fixed quantity of alumina at prices determined by a market based formula. The Company uses significant amounts of electricity in the aluminum reduction process. To fulfill its power requirements at Ravenswood, the Company purchases electricity from Ohio Power under a long-term, fixed price power supply agreement. Electrical power for Mt. Holly is provided pursuant to a contract with the South Carolina Public Service Authority. That contract provides fixed pricing but is subject to modification for fuel adjustments and demand sales.

     Subsequent to the purchase of an additional 23% interest in Mt. Holly from Xstrata, the Company entered into a ten year agreement with Glencore to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices for 2000 and 2001 are determined by a market based formula. Selling prices for the years 2002 through 2009 are at a fixed price as defined in the agreement.

INDUSTRY OVERVIEW

     The aluminum industry is highly cyclical, and the market prices of alumina and primary aluminum (which is traded as a commodity) have been volatile from time to time. The most commonly used indicator for pricing primary aluminum is the price per metric tonne for transactions on the London Metals Exchange ("LME"). The LME price does not represent the actual price for the Company's products; rather, it is the most commonly used benchmark for pricing primary aluminum in the aluminum industry. Because primary aluminum is an actively traded commodity, prices have fluctuated widely. Over the past 10 years, the average LME cash price has ranged from a low of $0.52 per pound in 1993 to a high of $0.82 per pound in 1995.

     In 1998, selling by investment funds, consumer hesitation in anticipation of lower prices and economic uncertainty in Asian markets depressed the LME cash price. Prices continued to decline early in 1999 but rebounded as the year progressed, primarily due to improving worldwide economic conditions. In 2000, prices continued to improve during the first quarter but softened somewhat for the rest of the year. The average LME cash price was $0.70, $0.62 and $0.62 per pound for the years ended December 31, 2000, 1999 and 1998, respectively.

PRODUCTS AND MARKETS

     The Company produces and sells primary aluminum, including premium primary product such as rolling ingot and extrusion billet.

     The Company's strategy is to maximize smelter productivity and minimize related operating costs. The Company intends to implement this strategy through process improvement initiatives and strategic acquisitions which reduce its overall cost of producing molten metal. For instance, the recent acquisition of Xstrata's interest in Mt. Holly increased the Company's capacity by approximately 110 million pounds and reduced its overall average cash cost of production. The Company expects the acquisition of NSA, if completed, will further reduce its overall average cash cost of production.

COMPETITION

     The market for primary aluminum is diverse and highly competitive. The Company competes in the production and sale of primary aluminum with numerous other producers in North America and with imported products, principally from Europe, Venezuela and the Commonwealth of Independent States. The Company competes on the basis of quality, price, timeliness of delivery and customer service. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than those of the Company. Among the Company's principal competitors are Alcoa, Alcan and Kaiser Aluminum.

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

     Pricing of the Company's products is generally offered on the following bases: (i) a fixed-price basis, where the customer pays an agreed upon price over an extended period of time but usually less than one year or (ii) an indexed price, where the customer pays an agreed-upon differential that is added to an established index, such as the LME. The Company's shipments to Pechiney are priced on an indexed basis as defined in the Metal Agreement and the Company has a contract with Glencore to ship 110 million pounds per year through 2009 priced on a market index basis for the first two years and a fixed price for 2002 through 2009.

SALES

     Century serves customers principally in the industrial sector of the economy. There can be no assurance that any of the Company's major customers will continue to purchase their aluminum requirements from the Company at current volumes. Therefore, the loss of any of these customers, or a significant reduction in the amount of business they do with us, could have a material adverse effect on our operating results. For financial information regarding export sales, see Note 16 to the Consolidated Financial Statements.

     Sales of primary aluminum products to the Glencore Group amounted to $129.3 million, $68.8 million and $74.3 million for the years ended 2000, 1999 and 1998, respectively. Sales to the Glencore Group represented 30.2%, 12.1% and 11.4% of the net sales of the Company for the years ended 2000, 1999 and 1998, respectively. The Glencore Group has priced and unpriced agreements with the Company to purchase, on an arms-length basis, approximately 1.0 billion pounds of primary aluminum products during 2001 through 2009. However, there can be no assurance that the Company will continue to do business with the Glencore Group beyond the existing agreements.

BACKLOG

     Backlog is not a significant measure for the Company since primary aluminum is an actively traded commodity.

ENVIRONMENTAL MATTERS

     The Company spends significant amounts for compliance with environmental laws and regulations. For the years ending December 31, 2001, 2002, and 2003 the Company has planned environmental capital expenditures of approximately $1.8 million, $4.5 million and $3.9 million, respectively. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $4.9 million in each of the years ending December 31, 2001, 2002 and 2003. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Expenditures and Other Contingencies."

     The 1990 amendments to the Clean Air Act impose stringent standards on aluminum industry air emissions. These amendments will affect the operations of the Company's facilities. Technology-based standards relating to smelters and carbon plants have been promulgated. However, the Company cannot predict the total expenditures the Company will incur to comply with these standards. The Company's general capital expenditure plan includes certain projects designed to improve the Company's compliance with respect to both known and anticipated requirements.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and, in December 1999, submitted to the EPA a RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. After the RFI is complete, Ravenswood will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup is required, EPA would issue a subsequent order. Ravenswood believes this process will not be completed before mid 2001. The Company is aware of some environmental contamination at Ravenswood, and it is likely cleanup activities will be required in two areas of the facility. Ravenswood believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Prior to the Company's acquisition of Ravenswood, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which Century of West Virginia investigated under the 3008(h) order exist because of activities which occurred during Kaiser's ownership and operation. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Kaiser Purchase Agreement. In addition, Kaiser retained title to certain land within the Ravenswood premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     In connection with the sale to Pechiney of the fabricating businesses, the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the indemnification rights Century of West Virginia and the Company, respectively, have under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's Cast Plate, Inc., Stock Purchase Agreement with Alcoa. The Pechiney Purchase Agreement provides further indemnifications which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Purchase Agreement expire September 20, 2005. They are payable only to the extent they exceed $2 million.

     The Company, together with all other past and present owners of an alumina facility at St. Croix, Virgin Islands, has entered into an Administrative Order on Consent with the Environmental Protection Agency ("Order") pursuant to which the signatories have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage oil floating on top of groundwater underlying the facility. Recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will compensate the other signatories by paying them the fair market value for the petroleum recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco") in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed -- Vialco Asset Purchase Agreement. The Company also gave certain environmental indemnity rights to St. Croix Alumina, LLC ("St. Croix"), an indirect affiliate of Alcoa, Inc., when it sold the facility to St. Croix. Those rights extend only to environmental conditions arising from Vialco's operation of the facility and then only after St. Croix has spent $0.3 million on such conditions. Management does not believe Vialco will have any indemnification obligation to St. Croix arising out of the Order. Further, management does not believe Vialco's liability under this Order will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $0.9 million at December 31, 2000 and 1999. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters, or environmental matters concerning Mt. Holly, will have material adverse effect on the Company's financial condition, results of operations, or liquidity.

RESEARCH AND DEVELOPMENT

     Century performs ongoing process development work primarily using in-house engineering resources. The Company has most recently been focusing on efforts to refine the computer control of pots and to reduce electricity usage by using different anode stub configurations. Expenditures for third-party research and development totaled $0.8 million and $1.7 million in 1999 and 1998, respectively. No third-party expenditures were incurred in 2000 and none are planned for 2001.

PATENTS AND TRADEMARKS

     The Company owns or has rights to use a number of patents or patent applications relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents.

EMPLOYEES AND LABOR RELATIONS

     The Company currently employs approximately 690 persons. Century of West Virginia's present work force is comprised of approximately 556 hourly employees, represented by the United Steelworkers of America ("USWA"), and approximately 120 salaried personnel. The corporate office is comprised of 14 salaried personnel. Century of West Virginia's hourly employees are currently working under a four year labor agreement with the USWA which expires on May 31, 2003. Mt. Holly is operated by a 659 person workforce employed by Alcoa. The approximately 422 hourly employees at Mt. Holly are not represented by a labor union.

     Century maintains noncontributory defined benefit pension plans, postretirement healthcare and life insurance benefit plans and defined contribution 401(k) plans for its salaried and hourly employees. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     Century of West Virginia's facility houses the Company's principal operations. The facility occupies 350 acres on a site totaling 2,290 acres strategically located on the Ohio River near Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia.

     The Company's reduction facilities at Ravenswood and Mt. Holly have an aggregate annual capacity of approximately 613 million pounds of primary aluminum.

     Century of West Virginia's reduction facility, which was built in 1955, has an annual production capacity of approximately 375 million pounds and produces primary aluminum. Approximately 320 million pounds of Century of West Virginia's production is used to satisfy the primary aluminum requirements of Pechiney with the balance sold in the form of sow to other outside parties.

     Mt. Holly was constructed in 1980 and is the most recently constructed reduction facility in the United States. Mt. Holly has a total production capacity of approximately 480 million pounds, of which Century owns a 49.67% undivided interest. The remaining undivided interest in Mt. Holly is owned by Alumax of South Carolina, Inc. ("ASC"), a subsidiary of Alcoa. ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     Equipment failures at Ravenswood or at Mt. Holly could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company. In addition to equipment failures, the facilities are also subject to the risk of catastrophic loss. The Company believes that it maintains adequate property damage insurance to provide for reconstruction of damaged equipment, as well as business interruption insurance to mitigate losses resulting from any production shutdown caused by an insured loss.

ITEM 3.  LEGAL PROCEEDINGS

     While Century of West Virginia has been a named defendant (along with many other companies) in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood, all of those actions relating to the Ravenswood facility have been settled as to the Company and as to Kaiser. Approximately 10 of those civil actions alleged exposure during the period the Company owned Ravenswood, and the Company has agreed to settlements for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and entry of dismissal orders. Management believes there are no unsettled asbestos cases pending against the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                                        BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                             AGE       DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
----                             ---   ------------------------------------------------------------
Craig A. Davis.................  60    Chairman and Chief Executive Officer of the Company and
                                       Chairman and Chief Executive Officer of Century Aluminum of
                                       West Virginia for more than five years.
Gerald A. Meyers...............  51    President and Chief Operating Officer of the Company and
                                       President and Chief Operating Officer of Century Aluminum of
                                       West Virginia for more than five years.
Gerald J. Kitchen..............  60    Executive Vice President, General Counsel and Chief
                                       Administrative Officer of the Company and General Counsel
                                       and Chief Administrative Officer of Century Aluminum of West
                                       Virginia for more than five years.
David W. Beckley...............  56    Executive Vice President and Chief Financial Officer of the
                                       Company and Vice President and Chief Financial Officer of
                                       Century Aluminum of West Virginia for more than five years.
E. Jack Gates..................  59    Vice President of the Company and Century Aluminum of West
                                       Virginia since December 2000; various positions with
                                       Reynolds Metals Company from 1964 through April 1997;
                                       President and Chief Executive Officer of F.G. Pruitt, Inc.
                                       (a land management and construction management company) from
                                       June 1997 until December 2000.
Daniel J. Krofcheck............  47    Vice President and Treasurer of the Company since September
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

                                                               HIGH      LOW
                                                              ------    ------
2000
  First Quarter.............................................  $16.88    $11.94
  Second Quarter............................................  $15.44    $10.19
  Third Quarter.............................................  $13.63    $11.69
  Fourth Quarter............................................  $12.56    $ 6.94
1999
  First Quarter.............................................  $ 9.88    $ 4.19
  Second Quarter............................................  $ 9.00    $ 5.13
  Third Quarter.............................................  $11.88    $ 6.25
  Fourth Quarter............................................  $15.13    $ 8.75

     The Company declared and paid dividends of $0.20 per share of Common Stock during 2000 and 1999. The Company's amended loan agreement contains, among other things, restrictions on the payment of dividends by the Company. See Note 5 to the Consolidated Financial Statements.

     At December 31, 2000, there were 25 holders of record and approximately 1000 beneficial owners of the Company's common stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 2000 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1997 and 1996 is derived from the audited consolidated financial statements of the Company which are not included herein. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                   2000(2)    1999(1)      1998       1997       1996
                                                   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales -- third party customers.............  $299,277   $497,475   $576,006   $615,467   $550,168
  Net sales -- related parties...................   129,320     68,801     74,252    105,521    138,711
                                                   --------   --------   --------   --------   --------
  Total net sales................................   428,597    566,276    650,258    720,988    688,879
  Cost of goods sold(4)..........................   396,139    572,921    611,796    691,887    636,486
                                                   --------   --------   --------   --------   --------
  Gross profit (loss)............................    32,458     (6,645)    38,462     29,101     52,393
  Selling, general and administrative expenses...    13,931     18,884     19,246     17,948     18,614
                                                   --------   --------   --------   --------   --------
  Operating income (loss)........................    18,527    (25,529)    19,216     11,153     33,779
  Gain on sale of fabricating businesses.........     5,156     41,130         --         --         --
  Interest income (expense) -- net...............     2,267     (3,535)    (2,204)    (3,066)    (2,058)
  Other income (expense)(3)......................     6,461       (789)       553        419         91
  Net gain (loss) on forward contracts...........     4,195     (5,368)    10,574     (6,837)    (6,670)
                                                   --------   --------   --------   --------   --------
  Income from continuing operations before income
    taxes and extraordinary item.................    36,606      5,909     28,139      1,669     25,142
  Income tax expense.............................   (11,301)      (628)   (10,202)      (601)    (8,902)
                                                   --------   --------   --------   --------   --------
  Income from continuing operations before
    extraordinary item...........................    25,305      5,281     17,937      1,068     16,240
  Extraordinary item -- write off of deferred
    bank fees, net of income tax benefit of
    $766.........................................        --     (1,362)        --         --         --
                                                   --------   --------   --------   --------   --------
  Income from continuing operations..............    25,305      3,919     17,937      1,068     16,240
  Income from discontinued operations -- net of
    income taxes.................................        --         --         --         --        264
                                                   --------   --------   --------   --------   --------
  Net income.....................................  $ 25,305   $  3,919   $ 17,937   $  1,068   $ 16,504
                                                   ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE:
  Income from continuing operations before
    extraordinary item...........................  $   1.25   $   0.26   $   0.90   $   0.05   $   0.78
  Extraordinary item.............................        --      (0.07)        --         --         --
  Income from continuing operations..............      1.25       0.19       0.90       0.05       0.78
  Income from discontinued operations............        --         --         --         --       0.01
                                                   --------   --------   --------   --------   --------
  Net income.....................................  $   1.25   $   0.19   $   0.90   $   0.05   $   0.79
                                                   ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE:
  Income from continuing operations before
    extraordinary item...........................  $   1.24   $   0.26   $   0.89   $   0.05   $   0.78
  Extraordinary item.............................        --      (0.07)        --         --         --
                                                   --------   --------   --------   --------   --------
  Income from continuing operations..............      1.24       0.19       0.89       0.05       0.78
  Income from discontinued operations............        --         --         --         --       0.01
                                                   --------   --------   --------   --------   --------
  Net income.....................................  $   1.24   $   0.19   $   0.89   $   0.05   $   0.79
                                                   ========   ========   ========   ========   ========
Cash dividends declared and paid per common
  share..........................................  $   0.20   $   0.20   $   0.20   $   0.20   $   0.15

                                                                 YEAR ENDED DECEMBER 31,
                                                   ----------------------------------------------------
                                                   2000(2)    1999(1)      1998       1997       1996
                                                   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA (AT PERIOD END):
  Working capital................................  $ 76,701   $124,391   $188,156   $180,524   $170,037
  Total assets...................................   333,770    310,802    545,630    507,148    473,731
  Long-term debt.................................        --         --     89,389     58,950     24,356
  Total noncurrent liabilities...................    74,511     58,831    252,782    220,604    190,092
  Total shareholders' equity.....................   202,639    179,728    177,483    163,546    166,478

---------------
(1) On September 21, 1999, the Company sold its fabricating businesses to Pechiney. Accordingly, the results of operations for 1999 do not include the fabricating businesses after such date. Similarly, balance sheet data as of December 31, 1999 does not include the fabricating businesses.

(2) Effective April 1, 2000, the Company purchased an additional 23% interest in Mt. Holly. Accordingly, the results of operations for 2000 include the additional interest beginning from such date. Also, balance sheet data as of December 31, 2000 includes the additional interest in Mt. Holly.

(3) Included in other income for the year ended December 31, 2000 is approximately $6.1 million received in partial settlement of the Company's approximately $10.0 million claim with the Company's insurance carrier for property damage and business interruption losses resulting from an illegal strike at the Ravenswood facility in August 1999.

(4) Cost of goods sold in 2000 has been reduced by $1.8 million for alumina sales.

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

     Effective April 1, 2000, the Company purchased an additional 23% interest in Mt. Holly for cash consideration of $94.7 million. This purchase increased Century's ownership to 49.67%. Mt. Holly has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's ownership represents
238.4 million pounds of this capacity.

     On August 31, 2000, the Company entered into a stock purchase agreement with Southwire. Under this agreement, the Company anticipates acquiring all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire which owns NSA, an entity that owns and operates the Hawesville facility. The Hawesville facility has the capacity to produce 237,000 metric tons (523 million pounds) of primary aluminum per year.

     The Company also anticipates acquiring from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which are not held by NSA. The purchase price is $460.0 million plus the assumption of $7.8 million in industrial revenue bonds and is subject to certain post-closing adjustments.

     The Company and Glencore have entered into a memorandum of understanding under which Glencore will effectively purchase a 20% undivided interest in the Hawesville facility. To support the Company's financing of the transaction, Glencore also will purchase $25.0 million in convertible preferred stock of the Company. This stock will have a coupon of 8% and be convertible into the Company's common stock at a 20% premium over the common stock's average price during the 20 trading days immediately prior to the closing of the acquisition. Completion of the purchase is contingent upon, among other matters, the Company concluding financing for the acquisition.

     The aluminum industry is highly cyclical and the market price of primary aluminum (which trades as a commodity) is determined by worldwide supply and demand conditions, and as such, is highly volatile. For example, over the past 13 years, the average LME cash price has ranged from a low of $0.52 per pound in 1993 to a high of $1.17 per pound in 1988. The cash price for primary aluminum traded on the LME has averaged $.70, $0.62 and $0.62 per pound for the years 2000, 1999, and 1998, respectively. The Company's results of operations depend to a large degree on the market prices of primary aluminum. Any adverse changes in the conditions that affect the market price of primary aluminum could have a material adverse affect on the Company's results of operations.

     Of the approximately 369 million pounds of primary aluminum produced at Century of West Virginia's reduction facility in 2000, approximately 323 million pounds was used by Pechiney, with the balance sold primarily to the Glencore Group and third parties at market prices. The Company's interest in Mt. Holly amounted to approximately 205 million pounds of primary aluminum production in 2000. During 2000, Glencore purchased 141.9 million pounds of primary aluminum that was produced at Mt. Holly. Century's remaining share of Mt. Holly's production was sold to third parties. In total, the Company shipped 177.9 million pounds of primary aluminum products to the Glencore Group in 2000. Revenues from these shipments amounted to $129.3 million (representing 30.2% of 2000 net sales). The Glencore Group has priced and unpriced agreements with the Company to purchase, on an arms length basis, approximately 1.0 billion pounds of primary aluminum products during 2001 through 2009.

     The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, coal tar pitch, petroleum coke, aluminum fluoride and electricity. The market price of alumina has been volatile from time to time. Pursuant to the terms of an alumina supply agreement with Alcoa since January 1, 1996, Century has paid a fixed price for alumina, subject to fixed annual price increases of approximately 2.5%. This agreement will expire at the end of 2001 and be replaced by a new long-term supply agreement with Glencore. This new agreement provides for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market based formula. This alumina supply agreement expires in 2008.

     The Company uses significant amounts of electricity in the aluminum reduction process. A shortage of electrical power at affordable rates has caused a number of the Company's competitors to curtail production at certain of their reduction facilities. Due to the general availability of power and the Company's use of fixed contract pricing, no such curtailment is anticipated at either of the Company's facilities.

     To fulfill its power requirements at Ravenswood, the Company purchases electricity from Ohio Power at a fixed price pursuant to a power supply agreement which terminates on July 31, 2003. Since, under the terms of the agreement, the power rate is fixed, the Company's margins could be adversely affected if aluminum prices decrease. Power for Mt. Holly is provided under a contract with the South Carolina Public Service Authority. That contract provides fixed pricing but is subject to modification for fuel adjustments and demand sales. It terminates December 31, 2005.

     On June 1, 1999, the Company entered into a new four year labor contract with its hourly workers at Ravenswood. The agreement calls for fixed increases in hourly wages in 1999, 2000, 2001 and 2002.

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at Ravenswood. The cost of this work stoppage is estimated to be approximately $10.0 million including equipment damaged as a result of the production line shutdown. The Company has filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage and has received partial settlement of approximately $6.1 million from the carrier as of December 31, 2000.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's statements of operations.

                                                              PERCENTAGE OF NET SALES
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   92.4    101.2     94.1
                                                              -----    -----    -----
     Gross profit (loss)....................................    7.6     (1.2)     5.9
Selling, general and administrative expenses................    3.3      3.3      3.0
                                                              -----    -----    -----
     Operating income (loss)................................    4.3     (4.5)     2.9
Gain on sale of fabricating businesses......................    1.2      7.2       --
Interest income (expense) -- net............................    0.5     (0.6)    (0.3)
Other income (expense)......................................    1.5     (0.1)     0.1
Net gain (loss) on forward contracts........................    1.0     (1.0)     1.6
                                                              -----    -----    -----
Income from continuing operations before income taxes.......    8.5      1.0      4.3
Income tax expense..........................................   (2.6)    (0.1)    (1.6)
                                                              -----    -----    -----
  Income from continuing operations before extraordinary
     item...................................................    5.9%     0.9%     2.7%
                                                              =====    =====    =====

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                   SHEET AND PLATE PRODUCTS              PRIMARY ALUMINUM
                           -----------------------------------------    -------------------
                                DIRECT(1)                TOLL              DIRECT(1)(2)
                           -------------------    ------------------    -------------------
                           POUNDS     $/POUNDS    POUNDS    $/POUNDS    POUNDS     $/POUNDS
                           -------    --------    ------    --------    -------    --------
                                                (POUNDS IN THOUSANDS)
2000
  First Quarter..........       --        --          --        --      128,082     $0.75
  Second Quarter.........       --        --          --        --      149,530     $0.73
  Third Quarter..........       --        --          --        --      151,219     $0.73
  Fourth Quarter.........       --        --          --        --      152,787     $0.73
                           -------     -----      ------     -----      -------     -----
     Total...............       --        --          --        --      581,618     $0.74
1999
  First Quarter..........  113,751     $1.18       4,405     $0.25      122,250     $0.63
  Second Quarter.........  113,579     $1.17       2,357     $0.23      131,018     $0.63
  Third Quarter (3)......  100,339     $1.16       1,818     $0.23      116,583     $0.66
  Fourth Quarter.........       --     $  --          --     $  --      115,991     $0.70
                           -------     -----      ------     -----      -------     -----
     Total...............  327,669     $1.17       8,580     $0.24      485,842     $0.65
1998
  First Quarter..........  114,618     $1.23       7,154     $0.31      123,584     $0.75
  Second Quarter.........  103,355     $1.23       9,592     $0.26      123,620     $0.72
  Third Quarter..........  109,205     $1.20       6,718     $0.29      128,652     $0.68
  Fourth Quarter.........  106,437     $1.19       4,778     $0.38      120,650     $0.68
                           -------     -----      ------     -----      -------     -----
     Total...............  433,615     $1.21      28,242     $0.30      496,506     $0.71

---------------
(1) Does not include materials and products processed by the Company for a fee ("tolling") and forward sales contracts without physical delivery.

(2) For the years 1999 and 1998, the primary aluminum segment includes intersegment sales to the sheet and plate products segment.

(3) The Company sold its fabricating businesses to Pechiney in September 1999.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net Sales. Consolidated net sales decreased 24.3% to $428.6 million in 2000 from $566.3 million in 1999. The decrease was primarily the result of the sale of the Company's former fabricating businesses in September 1999, partially offset by increased average unit selling prices, higher primary aluminum shipments and the acquisition of an additional interest in Mt. Holly in April 2000. Shipments in 1999 were impacted by the illegal strike at Century of West Virginia's Ravenswood facility in August 1999.

     Gross Profit and Loss. Gross profit for the year ended December 31, 2000 was $32.5 million compared to a loss of $6.6 million for the year ended December 31, 1999. The increase in gross profit from 1999 to 2000 was primarily due to higher unit selling prices, increased shipments, reduced charges for inventory writedowns and sales of alumina.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased 26.5% to $13.9 million in 2000 from $18.9 million in 1999. The decrease was due to the sale of the Company's former fabricating businesses in September 1999.

     Gain on Sale of Fabricating Businesses. For the year ended December 31, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded. For the year ended December 31, 1999, the Company recorded a gain on the sale of its fabricating businesses of $41.1 million.

     Interest -- Net. Interest income for the year ended December 31, 2000 was $2.3 million compared to interest expense of $3.5 million for the year ended December 31, 1999. The change in interest was due to the lack of borrowing and increased earnings on invested cash in 2000.

     Other Income or Expense. Other income was $6.5 million in 2000 compared to other expense of $0.8 million in 1999. The increase in other income was primarily due to the receipt of approximately $6.1 million in partial settlement of the Company's claim with its insurance providers relative to property damage and business interruption losses resulting from the illegal strike at Century of West Virginia's Ravenswood facility in August 1999.

     Net Gains or Losses on Forward Contracts. Net gains on forward contracts were $4.2 million in 2000 compared to a net loss on forward contracts of $5.4 million in 1999. The increase resulted from lower market prices for primary aluminum as of December 31, 2000 as compared to the value of the Company's forward sales contracts on that date.

     Tax Provision. Income tax expense for the year ended December 31, 2000 was $11.3 million compared to $0.6 million for the same period in 1999. The increase was primarily due to higher operating income in 2000. Income tax expense for the year ended December 31, 2000 and 1999, respectively, includes a $2.4 million and $1.5 million reduction in estimated income taxes payable.

     Net Income. Net income increased to $25.3 million in 2000 from $3.9 million in 1999. The increase was due to higher unit selling prices, increased primary aluminum shipments, the purchase of the additional interest in Mt. Holly and proceeds received in partial settlement of the Company's claim with its insurance providers.

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

     Tax Provision. Tax expense for 1999 was $0.6 million compared to $10.2 million in 1998. The decrease was primarily the result of reduced operating income.

     Net Income. Net income for the year ended 1999 was $3.9 million compared to $17.9 million for 1998. The decrease was a result of lower average unit selling prices, reduced volumes, a charge for inventory writedowns and LIFO adjustments, and the costs and effects of lost production from the illegal strike in August 1999. The decrease was substantially offset by the gain on the sale of the fabricating businesses.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital amounted to $76.7 million and $124.4 million at December 31, 2000 and 1999, respectively. The decrease in working capital primarily relates to a reduction in cash due to the purchase of the additional interest in Mt. Holly.

     The Company's statements of cash flows for the years indicated are summarized below:

                                                               2000         1999       1998
                                                             ---------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating activities........  $  58,103    $(44,190)   $25,369
Net cash (used in) provided by investing activities........   (106,158)    222,886    (51,838)
Net cash (used in) provided by financing activities........     (4,170)    (93,521)    26,439
                                                             ---------    --------    -------
(Decrease) increase in cash................................  $ (52,225)   $ 85,175    $   (30)
                                                             =========    ========    =======

     Net cash provided by operating activities was $58.1 million during 2000. Net cash used in operating activities was $44.2 million in 1999. Net cash provided by operations was $25.4 million during 1998. The 2000 increase was primarily the result of increased income from operations in that year and a reduced investment in accounts receivable as of December 31, 2000. The 1999 decrease was primarily the result of reduced income from operations in that year.

     The Company's net cash used in investing activities was $106.2 million in 2000. The net cash provided by investing activities was $222.9 million in 1999. The net cash used in investing activities was $51.8 million during 1998. The large decrease in cash flow from investing activities in 2000 was a result of the use of cash to purchase an additional interest in Mt. Holly in April 2000 compared to the receipt of cash from the sale of the fabricating businesses in September 1999. Capital expenditures were $17.6 million, $23.0 million and $44.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The Company used these expenditures to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations. Capital expenditures for 2001 are expected to be approximately $18.0 million and will be principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements.

     Net cash used in financing activities was $4.2 million and $93.5 million in 2000 and 1999, respectively. Net cash provided by financing activities was $26.4 million in 1998. The improved cash flow from financing activities in 2000 was a result of the lack of borrowing activity in 2000. In 1999, the Company utilized a portion of the proceeds from the sale of the fabricating businesses to retire all of its outstanding bank debt.

     On March 31, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $180.0 million of credit facilities to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The credit facilities consisted of a revolving loan of up to $160.0 million and a term loan of $20.0 million. The revolving loan is secured by the inventory and receivables of Century of West Virginia and

Berkeley. As a result of the sale of the fabricating businesses and the Company's purchase of Xstrata's interest in the Mt. Holly facility, the Company and its lenders agreed to reduce the revolving credit facilities from $160.0 million to $67.1 million.

     The bank agreement, as amended, provides for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property and assets except in the ordinary course of business, (ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to $5.0 million per year, (iv) a prohibition on change of business or change of control and (v) maintenance of certain financial ratios.

     The Company is evaluating various options to fund its proposed $460 million purchase of NSA. Options include significant debt financing which would substantially increase the Company's leverage.

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

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company spends significant amounts for compliance with environmental laws and regulations. In addition, past manufacturing activities have resulted in environmental impacts requiring remediation. Pursuant to certain environmental laws, the Company, regardless of fault, may be liable for the costs of remediation of contaminated property or for the amelioration of damage to natural resources. Although the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has planned environmental capital expenditures for the years ending December 31, 2001, 2002, and 2003 of approximately $1.8 million, $4.5 million and $3.9 million, respectively. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $4.9 million in each of the years ending December 31, 2001, 2002 and 2003. As part of its general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Item 1 "Environmental Matters".

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

NEW ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133. "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138 which amended certain provisions of SFAS No. 133, including an amendment to expand the normal purchase and sale exemption for supply contracts. The Company has adopted the provisions of SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

     Most of the Company's fixed priced commitments qualified for the normal purchase and sale exemption provided in SFAS No. 138. The Company's primary aluminum financial instruments, which are currently recorded at fair value through the statement of operations, have been designated as cash flow hedges as of January 1, 2001. The Company's natural gas financial instruments have been designated as a hedge and recorded at fair value on the balance sheet through December 31, 2000. These natural gas contracts have also been designated as cash flow hedges as of January 1, 2001. The transition adjustment required on January 1,

2001 for the Company's adoption of SFAS No. 133 resulted in an after-tax reduction of accrued liabilities by $0.9 million and an after tax increase in other comprehensive income of $0.9 million.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned. The Company adopted SAB No. 101 during the fourth quarter and there was no impact on its results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

     Century produces primary aluminum products and the Company's earnings are exposed to aluminum price fluctuations. The Company manages this risk through the issuance of fixed price commitments and financial instruments. The Company does not engage in trading or speculative transactions. Although the Company has not materially participated in the purchase of call options, in cases where the Company sells forward primary aluminum, it may purchase call options to preserve the benefit from price increases significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

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

     Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had fixed price commitments to sell 50.3 million pounds and 124.4 million pounds of primary aluminum at December 31, 2000 and 1999, respectively. Of the total fixed price sales commitments, 14.7 million pounds and 68.3 million pounds at December 31, 2000 and 1999, respectively, were with the Glencore Group. The Company had no fixed price commitments to purchase aluminum at December 31, 2000 or December 31, 1999. The Company entered into a long-term supply agreement for 936.0 million pounds of alumina annually, beginning January 1, 1996. That agreement will terminate at the end of 2001 and be replaced by a new long-term supply agreement with Glencore. This new agreement provides for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market based formula. The alumina supply agreement terminates in 2008.

     At December 31, 2000 and 1999, the Company had entered into 453.5 million and 60.0 million pounds, respectively, of forward primary aluminum sales contracts to mitigate the risk of commodity price fluctuations inherent in its anticipated future shipments. Of these contracts, 396.4 million and 60.0 million pounds were with the Glencore Group as of December 31, 2000 and 1999, respectively. The contracts will be settled in cash at various dates in 2001 through 2003. Based on market prices at December 31, 2000, the forward sales contracts could have been settled by the Company receiving approximately $1.7 million. The actual settlement was and will be based on market prices on the respective settlement dates.

     At December 31, 2000, the Company had entered into forward natural gas purchase contracts to mitigate the risk of commodity price fluctuations inherent in its anticipated future natural gas requirements. The contracts will be settled in cash at various dates in 2001. Based on market prices at December 31, 2000, the forward purchase contracts could have been settled by the Company receiving approximately $1.5 million. The actual settlement will be based on market prices on the respective settlement dates.

     A hypothetical $0.01 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $4.5 million on pre-tax income in 2001 as a result of the forward primary aluminum sale contracts entered into by the Company at December 31, 2000. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or fixed price commitments. A hypothetical $1.00 per decatherm decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.8 million on pre-tax income in 2001 as a result of the forward natural gas purchase contracts entered into by the Company at December 31, 2000. Actual changes in commodity prices may differ from hypothetical changes.

     All gains and losses from forward contract activity are reported separately in the statements of operations. Unrealized gains or losses on the forward primary aluminum contracts, realized gains or losses from the cash settlement of the forward primary aluminum contracts, and reversals of prior period unrealized losses are reported as either gains or losses on forward contracts. Beginning January 1, 2001, the Company designated its primary aluminum financial instruments as cash flow hedges (see "New Accounting Standards" in Item 7). The Company's forward natural gas purchase contracts have been designated as hedges and unrealized gains or losses are deferred in the balance sheet until the hedged transaction occurs.

     Century monitors its overall position, and its metals and natural gas risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     20
Consolidated Balance Sheets at December 31, 2000 and 1999...     21
Consolidated Statements of Operations for the Years Ended
  December 31, 2000, 1999 and 1998..........................     22
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2000, 1999 and 1998..............     23
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000, 1999 and 1998..........................     24
Notes to the Consolidated Financial Statements..............  25-46

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 16, 2001

                            CENTURY ALUMINUM COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 32,962     $ 85,187
  Restricted cash equivalents...............................        --        5,642
  Accounts receivable, trade -- net.........................    31,119       38,499
  Due from affiliates.......................................    15,672       15,991
  Inventories...............................................    44,081       44,936
  Prepaid and other assets..................................     9,487        6,379
                                                              --------     --------
     Total current assets...................................   133,321      196,634
Property, Plant and Equipment -- Net........................   184,526      105,158
Other Assets................................................    15,923        9,010
                                                              --------     --------
          Total.............................................  $333,770     $310,802
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade...................................  $ 30,072     $ 29,134
  Due to affiliates.........................................     3,985       10,737
  Accrued and other current liabilities.....................    17,739       27,770
  Accrued employee benefits costs -- current portion........     4,824        4,602
                                                              --------     --------
     Total current liabilities..............................    56,620       72,243
                                                              --------     --------
Accrued Pension Benefits Costs -- Less current portion......     3,656        3,589
Accrued Postretirement Benefits Costs -- Less current
  portion...................................................    42,170       39,391
Other Liabilities...........................................     6,560        9,073
Deferred Taxes..............................................    22,125        6,778
                                                              --------     --------
     Total noncurrent liabilities...........................    74,511       58,831
                                                              --------     --------
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS' EQUITY:
  Common Stock (one cent par value, 50,000,000 shares
     authorized; 20,339,203 and 20,202,538 shares issued and
     outstanding at December 31, 2000 and 1999,
     respectively)..........................................       203          202
  Additional paid-in capital................................   166,184      164,409
  Retained earnings.........................................    36,252       15,117
                                                              --------     --------
     Total shareholders' equity.............................   202,639      179,728
                                                              --------     --------
          Total.............................................  $333,770     $310,802
                                                              ========     ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
NET SALES:
  Third-party customers.....................................  $299,277    $497,475    $576,006
  Related parties...........................................   129,320      68,801      74,252
                                                              --------    --------    --------
                                                               428,597     566,276     650,258
Cost of Goods Sold..........................................   396,139     572,921     611,796
                                                              --------    --------    --------
Gross Profit (Loss).........................................    32,458      (6,645)     38,462
Selling, General and Administrative Expenses................    13,931      18,884      19,246
                                                              --------    --------    --------
Operating Income (Loss).....................................    18,527     (25,529)     19,216
Gain on Sale of Fabricating Businesses......................     5,156      41,130          --
Interest Income (Expense) -- Net............................     2,267      (3,535)     (2,204)
Other Income (Expense)  -- Net..............................     6,461        (789)        553
Net Gain (Loss) on Forward Contracts........................     4,195      (5,368)     10,574
                                                              --------    --------    --------
Income Before Income Taxes and Extraordinary Item...........    36,606       5,909      28,139
Income Tax Expense..........................................   (11,301)       (628)    (10,202)
                                                              --------    --------    --------
Income Before Extraordinary Item............................    25,305       5,281      17,937
Extraordinary Item -- Write Off of Deferred Bank Fees, Net
  of Income Tax Benefit of $766.............................        --      (1,362)         --
                                                              --------    --------    --------
Net Income..................................................  $ 25,305    $  3,919    $ 17,937
                                                              ========    ========    ========
BASIC EARNINGS PER SHARE:
  Income before extraordinary item..........................  $   1.25    $   0.26    $   0.90
  Extraordinary item........................................        --       (0.07)         --
                                                              --------    --------    --------
  Net Income................................................  $   1.25    $   0.19    $   0.90
                                                              ========    ========    ========
DILUTED EARNINGS PER SHARE:
  Income before extraordinary item..........................  $   1.24    $   0.26    $   0.89
  Extraordinary item........................................        --       (0.07)         --
                                                              --------    --------    --------
  Net Income................................................  $   1.24    $   0.19    $   0.89
                                                              ========    ========    ========
Cash Dividends Paid Per Common Share........................  $   0.20    $   0.20    $   0.20
                                                              ========    ========    ========

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            ADDITIONAL                    TOTAL
                                                  COMMON     PAID-IN      RETAINED    SHAREHOLDERS'
                                                  STOCK      CAPITAL      EARNINGS       EQUITY
                                                  ------    ----------    --------    -------------
                                                               (DOLLARS IN THOUSANDS)
Balance, December 31, 1997......................   $200      $161,953     $ 1,393       $163,546
  Net Income....................................     --            --      17,937         17,937
  Dividends.....................................     --            --      (4,000)        (4,000)
                                                   ----      --------     -------       --------
Balance, December 31, 1998......................    200       161,953      15,330        177,483
  Net Income....................................     --            --       3,919          3,919
  Issuance of Common Stock......................      2         2,456          --          2,458
  Dividends.....................................     --            --      (4,132)        (4,132)
                                                   ----      --------     -------       --------
Balance, December 31, 1999......................    202       164,409      15,117        179,728
  Net Income....................................     --            --      25,305         25,305
  Issuance of Common Stock......................      1         1,775          --          1,776
  Dividends.....................................     --            --      (4,170)        (4,170)
                                                   ----      --------     -------       --------
Balance, December 31, 2000......................   $203      $166,184     $36,252       $202,639
                                                   ====      ========     =======       ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          -----------------------------------
                                                            2000         1999         1998
                                                          ---------    ---------    ---------
                                                                (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $  25,305    $   3,919    $  17,937
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization......................     14,395       18,749       19,685
     Deferred income taxes..............................     12,448       22,022       (3,767)
     Pension and other post retirement benefits.........        797      (16,656)     (12,021)
     Workers' compensation..............................     (1,604)        (150)      (1,314)
     Inventory reserve..................................      1,631        1,389           --
     Gain on sale of property, plant and equipment......       (337)          --           --
     Gain on sale of fabricating businesses.............     (5,156)     (41,130)          --
     Change in operating assets and liabilities:
       Accounts receivable, trade -- net................      7,380      (42,803)      37,588
       Due from affiliates..............................      4,790         (467)      (7,674)
       Inventories......................................      3,086       26,843      (22,789)
       Prepaids and other assets........................     (5,391)      (9,224)        (876)
       Accounts payable, trade..........................       (712)       8,519      (14,594)
       Due to affiliates................................        409       (1,518)      (2,087)
       Accrued and other current liabilities............      1,621      (15,944)      13,366
       Other -- net.....................................       (559)       2,261        1,915
                                                          ---------    ---------    ---------
     Net cash provided by (used in) operating
       activities.......................................     58,103      (44,190)      25,369
                                                          ---------    ---------    ---------
  CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.............    (17,631)     (22,983)     (44,259)
  Proceeds from sale of property, plant and equipment...        565           --           --
  Purchase price adjustment related to business
     acquisitions.......................................         --          296           --
  Proceeds from sale of fabricating businesses..........         --      245,400           --
  Business acquisitions.................................    (94,734)          --       (7,251)
  Capital contribution to Mt. Holly.....................         --           --         (319)
  Restricted cash deposits..............................      5,642          173           (9)
                                                          ---------    ---------    ---------
     Net cash (used in) provided by investing
       activities.......................................   (106,158)     222,886      (51,838)
                                                          ---------    ---------    ---------
  CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings............................................         --      340,708      233,610
  Repayment of borrowings...............................         --     (430,097)    (203,171)
  Dividends.............................................     (4,170)      (4,132)      (4,000)
                                                          ---------    ---------    ---------
     Net cash (used in) provided by financing
       activities.......................................     (4,170)     (93,521)      26,439
                                                          ---------    ---------    ---------
  Increase (Decrease) in Cash...........................    (52,225)      85,175          (30)
  Cash and Cash Equivalents, Beginning of Year..........     85,187           12           42
                                                          ---------    ---------    ---------
  Cash and Cash Equivalents, End of Year................  $  32,962    $  85,187    $      12
                                                          =========    =========    =========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation -- Century Aluminum Company ("Century" or the "Company") is a holding company whose principal subsidiary is Century Aluminum of West Virginia, Inc. ("Century of West Virginia"), formerly known as Ravenswood Aluminum Corporation, which operates a primary aluminum reduction facility near Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary, Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 49.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility. As of December 31, 2000, the remaining interest in the partnership and the remaining undivided interest in the Mt. Holly Facility are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa ("ASC"). ASC manages and operates the facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group"). In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2000, the Glencore Group owned 39% of Century's common shares outstanding.

     On December 31, 1998, the Company acquired a cast aluminum plate business located in Vernon, California, from Alcoa Inc. The business was named Century Cast Plate, Inc. and operated as a wholly owned subsidiary of Century. The business produced cast and machined aluminum plate.

     On September 21, 1999, the Company completed the sale to Pechiney Rolled Products, LLC, a Delaware limited liability company ("Pechiney"), of certain assets and the assumption of certain liabilities of Century of West Virginia's rolled products unit at Ravenswood, West Virginia (the "Rolling Business") and all of the issued and outstanding shares of common stock of Century Cast Plate, Inc. (together the "fabricating businesses"). The parties consummated the sale pursuant to the Stock and Asset Purchase Agreement dated July 26, 1999 (the "Purchase Agreement") by and among Century, Century of West Virginia and Pechiney. The aggregate purchase price for the fabricating businesses was $234,300. The purchase price was determined by arms-length negotiations between the parties. Century used a portion of the purchase price to repay all of its outstanding bank indebtedness.

     Effective April 1, 2000, the Company purchased an additional 23% interest in the Mt. Holly Facility for cash consideration of $94,734. This purchase increased Century's ownership to 49.67%.

     On August 31, 2000, the Company entered into a stock purchase agreement with Southwire Company ("Southwire"), a privately held wire and cable manufacturing company based in Carrollton, Georgia. Under this agreement, the Company will acquire all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire which owns NSA Ltd. ("NSA"), an entity that operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville facility"). The Hawesville facility has the capacity to produce 237,000 metric tons (523 million pounds) of primary aluminum per year. The Company will also acquire from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which are not held by NSA. The purchase price is $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post-closing adjustments.

     The Company and Glencore have entered into a memorandum of understanding under which Glencore will effectively purchase a 20% undivided interest in the Hawesville facility. To support the Company's financing of the transaction, Glencore also will purchase $25,000 in convertible preferred stock of the

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

Company. This stock will have a coupon of 8% and be convertible into the Company's common stock at a 20% premium over the common stock's average price during the 20 trading days immediately prior to the closing of the acquisition. Completion of the purchase is contingent upon, among other matters, the Company concluding financing for the acquisition.

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

     Revenue -- Revenue is generally recognized when goods are shipped and title passes to customers in accordance with contract terms. In some instances, the Company invoices customers prior to physical shipment of goods. In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a fixed commitment to purchase the product. The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer. The Company must retain no performance obligations and a delivery schedule must be obtained.

     Included in net sales during 1999 and 1998 are tolling fees that the Company earned from smelting, casting and fabricating material supplied by third-party customers. These fees are not related to primary aluminum shipments and, as such, are not present in 2000 and will not be present in future years due to the sale of the fabricating businesses to Pechiney. Net sales include tolling fees of $2,045 and $8,469 for the years ended December 31, 1999 and 1998, respectively. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

     Cash and Restricted Cash Equivalents -- Cash and restricted cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash and restricted cash equivalents approximates fair value. The restricted cash equivalents as of December 31, 1999 represented amounts on deposit with the state of West Virginia to support the Company's workers' compensation self-insurance program in that state.

     Accounts Receivable -- The accounts receivable, trade are net of an allowance for uncollectable accounts of $285 and $29 at December 31, 2000 and 1999, respectively.

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

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

     Other Assets -- At December 31, 2000 and 1999, other assets consist primarily of the Company's investment in the Mt. Holly partnership, deferred pension assets and deferred tax assets.

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

     Fixed-Price Commitments and Forward Contracts -- The Company has entered into various fixed-price commitments to purchase alumina and to sell primary aluminum. The Company has also entered into forward primary aluminum contracts to be settled in cash to manage the Company's exposure to changing primary aluminum prices. These forward contracts have been designated as hedges as of January 1, 2001. Prior to January 1, 2001, a change in market value of a forward contract has been recognized as a gain or loss in the period of change and recognized in the statements of operations as a gain or loss on forward contracts.

     The Company has also entered into forward natural gas purchase contracts to be settled in cash to manage the Company's exposure to changing natural gas prices. These forward contracts have been designated as hedges. Unrealized gains and losses on the forward natural gas purchase contracts are deferred in the balance sheet until the hedged transaction occurs. Once the hedged transaction occurs, the realized gain or loss is recognized in cost of goods sold in the statement of operations. If future natural gas needs are revised lower than initially anticipated, the futures contracts associated with the reduction no longer qualify for deferral and are marked to market. Mark-to-market gains and losses are recorded in other income in the current period.

     The effectiveness of natural gas hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If correlation ceases to exist, hedge accounting is terminated and gains or losses recorded in other income. To date, high correlation has always been achieved. As of December 31, 2000, the Company had a deferred gain of $1,514 on its natural gas hedges.

     Financial Instruments -- The Company's financial instruments (principally receivables, payables and forward contracts) are carried at amounts that approximate fair value.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     Concentration of Credit Risk -- Financial instruments, in addition to forward contracts, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. With the sale of the fabricating businesses to Pechiney, the Company significantly reduced its customer base and thereby increased its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers, but generally does not require collateral to support trade receivables. As of December 31, 2000, the Company's receivables from a certain customer were approximately $21,835 or 69.5% of total trade accounts receivable.

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

     New Accounting Standards -- In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138 which amended certain provisions of SFAS No. 133, including an amendment to expand the normal purchase and sale exemption for supply contracts. The Company was required to adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

     Most of the Company's fixed priced commitments qualified for the normal purchase and sale exemption provided in SFAS No. 138. The Company's primary aluminum financial instruments, which are currently recorded at fair value through the statement of operations, have been designated as cash flow hedges as of January 1, 2001. The Company's natural gas financial instruments have been designated as a cash flow hedge and recorded at fair value on the balance sheet through December 31, 2000. These natural gas contracts have also been designated as cash flow hedges as of January 1, 2001. The transition adjustment required on January 1, 2001 for the Company's adoption of SFAS No. 133 resulted in an after-tax reduction of accrued liabilities of $924 and an after tax increase in other comprehensive income of $924.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides additional guidance on revenue recognition, as well as criteria for when revenue is generally realized and earned. The Company adopted SAB No. 101 during the fourth quarter and there was no impact on our results of operations or financial position.

2. ACQUISITIONS AND DISPOSITIONS

     On August 31, 2000, the Company entered into a stock purchase agreement with Southwire Company ("Southwire"), a privately held wire and cable manufacturing company based in Carrollton, Georgia. Under this agreement, the Company will acquire all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire which owns NSA Ltd. ("NSA"), an entity that operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville facility"). The Hawesville facility has the capacity to produce 237,000 metric tons (523 million pounds) of primary aluminum per year. The Company will also acquire from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which are not held by NSA. The purchase price is $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post-closing adjustments.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     The Company and Glencore have entered into a memorandum of understanding under which Glencore will effectively purchase a 20% undivided interest in the Hawesville facility. To support the Company's financing of the transaction, Glencore also will purchase $25,000 in convertible preferred stock of the Company. This stock will have a coupon of 8% and be convertible into the Company's common stock at a 20% premium over the common stock's average price during the 20 trading days immediately prior to the closing of the acquisition. Completion of the purchase is contingent upon, among other matters, the Company concluding financing for the acquisition.

     Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in certain property, plant and equipment of the Mt. Holly Facility to 49.67% by purchasing a 23% undivided interest from Xstrata AG ("Xstrata") a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains the Mt. Holly Facility (the "Operating Partnership", and together with the Mt. Holly Facility, the "Mt. Holly Assets"). Prior to Berkeley's purchase of the Mt. Holly Assets, it held a 26.67% undivided interest in the Mt. Holly Facility and the Operating Partnership. Glencore is a major shareholder of Xstrata.

     The purchase was completed pursuant to an asset purchase agreement dated as of March 31, 2000 (the "Mt. Holly Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for the Mt. Holly Assets was $94,734. Under the terms of the Mt. Holly Purchase Agreement, Berkeley agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Mt. Holly Purchase Agreement were determined through arms'-length negotiations between the parties. The Company used available cash to complete the purchase. The acquisition was accounted for using the purchase method.

     The following schedule represents the unaudited pro forma results of operations for the year ended December 31, 2000 and 1999 assuming the acquisition of the additional Mt. Holly Assets occurred on January 1, 1999. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma amounts includes the effects of the Glencore Metal Agreement (see Note 13) after April 1, 2000.

                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
Net sales...................................................  $446,678    $632,222
Net income (loss) before extraordinary item.................    24,585        (843)
Net income (loss)...........................................    24,585      (2,205)
Diluted earnings (loss) per share before extraordinary
  item......................................................      1.21       (0.04)
Diluted earnings (loss) per share...........................  $   1.21    $  (0.11)

     On September 21, 1999, the Company and Century of West Virginia completed the sale of their fabricating businesses to Pechiney. The transaction involved the sale of certain assets and the assumption of certain liabilities and the sale of all of the issued and outstanding shares of common stock of Century Cast Plate. The aggregate purchase price for the fabricating businesses was $234,300 and the assumption of approximately $163,400 of current and noncurrent liabilities. As a result of this transaction, the Company realized a gain of $41,130 in 1999. Included in the gain are the net effects resulting from the curtailment and settlement of the Company's employee benefit plans associated with the fabricating businesses. The gain was increased by $5,156 in 2000 after resolution of post closing adjustments which affected the fabricating businesses' closing balance sheet as of September 21, 1999.

     In connection with the sale, Century of West Virginia and Pechiney entered into a Metal Supply Agreement ("Metal Agreement") dated as of September 21, 1999, which shall continue in effect until

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

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

3. INVENTORIES

     Inventories, at December 31, consist of the following:

                                                               2000       1999
                                                              -------    -------
Raw materials...............................................  $27,784    $27,271
Work-in-process.............................................    3,286      2,899
Finished goods..............................................    3,859      5,715
Operating and other supplies................................    9,152      9,051
                                                              -------    -------
                                                              $44,081    $44,936
                                                              =======    =======

     At December 31, 2000 and 1999, approximately 79% and 80%, respectively of inventories were valued at the lower of LIFO cost or market. The excess of the first-in, first-out ("FIFO") cost over the LIFO cost was approximately $490 at December 31, 2000. The excess of the LIFO cost (or market, if lower) of inventory over the FIFO cost was approximately $1,845 at December 31, 1999.

     Inventory at December 31, 2000 has been written down from LIFO cost to estimated net realizable value. Results of operations include non-cash charges of $1,631 and $12,272 for inventory write-downs and LIFO adjustments for the years ended December 31, 2000 and 1999, respectively. Cost of goods sold has been reduced by $1,759 for alumina sales to Glencore during the year ended December 31, 2000.

4. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at December 31, consists of the following:

                                                                2000        1999
                                                              --------    --------
Land and improvements.......................................  $ 11,935    $  4,431
Buildings and improvements..................................    28,180      20,824
Machinery and equipment.....................................   236,146     154,881
Construction in progress....................................    20,942      23,304
                                                              --------    --------
                                                               297,203     203,440
Less accumulated depreciation...............................   112,677      98,282
                                                              --------    --------
                                                              $184,526    $105,158
                                                              ========    ========

     At December 31, 2000 and 1999, the cost of property, plant and equipment includes $136,349 and $56,605, respectively, and accumulated depreciation includes $28,376 and $22,781, respectively, representing the Company's undivided interest in the primary aluminum reduction facility in Mt. Holly, South Carolina.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     The Company has various operating lease commitments through 2003 relating to machinery and equipment. Expenses under all operating leases were $310, $1,077 and $1,839 for the years ended December 31, 2000, 1999 and 1998, respectively. There were no noncancelable operating leases as of December 31, 2000.

5. DEBT

     On March 31, 1999, the Company entered into an agreement with BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement") to provide up to $160,000 of revolving credit facilities and a $20,000 term loan to refinance indebtedness, to finance certain capital expenditures and for other general corporate purposes. As a result of the Bank Agreement, the Company recorded an after tax extraordinary item of $1,362 to write-off deferred bank fees on its previous financing. The borrowing base for purposes of determining availability under the Bank Agreement was based upon certain eligible inventory and receivables. On September 15, 1999, the Bank Agreement was amended to permit the sale of the fabricating businesses to Pechiney and additionally required that on the closing date the Company repay all amounts outstanding under the revolving credit facilities (see Note 2 to the Consolidated Financial Statements). On September 21, 1999, the Company repaid its outstanding debt under the revolving credit facilities. Subsequently, the amount available on the revolving credit facilities was reduced from $160,000 to $67,083.

     The revolving credit facilities terminate on March 31, 2004. The Company pays a monthly commitment fee on the unused portion of the revolving credit facilities. The fee is based on the Company's level of performance with respect to a certain financial ratio. Interest on the revolving credit facilities is variable. The applicable rate is determined by adding a defined margin to a base rate. The margin is defined according to the Company's performance with respect to a certain financial ratio.

     The revolving credit facility provides for various restrictive covenants, including the following: (i) standard restrictions on dispositions of property and assets except in the ordinary course of business, (ii) restrictions on the incurrence of indebtedness and liens and the making of capital expenditures and investments, (iii) a prohibition on the payment of dividends except dividends up to $5,000 per year, (iv) a prohibition on change of business or change of control and (v) maintenance of certain financial ratios.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31

                                                               2000       1999
                                                              -------    -------
ACCRUED AND OTHER CURRENT LIABILITIES
Income taxes................................................  $ 6,621    $    --
Transaction related costs and accruals......................       --     18,887
Salaries, wages and benefits................................    4,453      3,564
Stock compensation..........................................    1,947      2,236
Other.......................................................    4,718      3,083
                                                              -------    -------
                                                              $17,739    $27,770
                                                              =======    =======
ACCRUED EMPLOYEE BENEFIT COSTS -- Current
Portion
Postretirement benefits.....................................  $ 2,100    $ 1,928
Employee benefits cost......................................    2,724      2,674
                                                              -------    -------
                                                              $ 4,824    $ 4,602
                                                              =======    =======
OTHER LIABILITIES
Workers' compensation.......................................  $ 6,191    $ 7,795
Other.......................................................      369      1,278
                                                              -------    -------
                                                              $ 6,560    $ 9,073
                                                              =======    =======

     Century of West Virginia is self-insured for workers' compensation, except for certain catastrophic coverage that is provided under State of West Virginia insurance programs. The liability for self-insured workers' compensation claims has been discounted at 6% at December 31, 2000 and 1999. The components of the liability for workers' compensation at December 31 are as follows:

                                                               2000       1999
                                                              -------    -------
Undiscounted liability......................................  $11,466    $14,886
  Less discount.............................................    3,249      5,065
                                                              -------    -------
                                                              $ 8,217    $ 9,821
                                                              =======    =======

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

  Pension Benefits

     The Company maintains noncontributory defined benefit pension plans covering substantially all of its employees. For salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. As explained in Note 12, the Company agreed to make additional contributions to the hourly plan in connection with the initial public offering of the Company's common stock. In addition, the Company provides supplemental executive retirement benefits ("SERB") for its executive officers.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

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

     The change in benefit obligations and change in plan assets as of December 31 are as follows:

                                                           2000                   1999
                                                    ------------------    --------------------
                                                    PENSION     OPEB      PENSION       OPEB
                                                    -------    -------    --------    --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year...........  $36,483    $41,146    $158,482    $161,461
Service cost......................................    1,212      1,697       2,626       2,956
Interest cost.....................................    2,719      3,658       8,005       8,160
Change in liability due to sale of businesses.....       --         --    (129,120)   (132,661)
Plan changes......................................    2,015     (1,978)      9,769         801
(Gains) losses....................................    1,956     10,665      (4,912)      8,589
Benefits paid.....................................   (2,285)    (2,543)     (8,367)     (8,160)
                                                    -------    -------    --------    --------
Benefit obligation at end of year.................  $42,100    $52,645    $ 36,483    $ 41,146
                                                    =======    =======    ========    ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year....  $40,724    $    --    $145,470    $     --
Actual return on plan assets......................   (1,005)        --      13,498          --
Change in assets due to sale of businesses........       --         --    (127,618)         --
Employer contributions............................    2,388      2,543      17,740       8,160
Benefits paid.....................................   (2,285)    (2,543)     (8,366)     (8,160)
                                                    -------    -------    --------    --------
Fair value of assets at end of year...............  $39,822    $    --    $ 40,724    $     --
                                                    =======    =======    ========    ========
FUNDED STATUS OF PLANS
Funded status.....................................  $ 2,278    $52,645    $ (4,241)   $ 41,146
Unrecognized actuarial gain (loss)................    1,409    (10,450)      8,079          --
Unrecognized transition obligation................     (755)        --        (929)         --
Unrecognized prior service cost...................   (4,951)     2,075      (3,286)        105
                                                    -------    -------    --------    --------
Net liability (asset) recognized..................  $(2,019)   $44,270    $   (377)   $ 41,251
                                                    =======    =======    ========    ========

The hourly pension plan had an aggregate benefit obligation of $31,366 and $29,488 and an aggregate fair value of plan assets of $34,430 and $35,639 at December 31, 2000 and 1999, respectively. The salaried pension plan and SERB had an aggregate benefit obligation of $10,734 and $6,995 and an aggregate fair value of plan assets of $5,392 and $5,085 at December 31, 2000 and 1999, respectively. There are no plan assets in the SERB due to the nature of the plan.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     Net periodic benefit costs were comprised of the following elements:

                                                   YEAR ENDED DECEMBER 31,
                               ---------------------------------------------------------------
                                     2000                  1999                   1998
                               -----------------    -------------------    -------------------
                               PENSION     OPEB     PENSION      OPEB      PENSION      OPEB
                               -------    ------    --------    -------    --------    -------
Service cost.................  $1,212     $1,697    $  2,625    $ 2,956    $  3,004    $ 3,220
Interest cost................   2,719      3,658       8,005      8,160      10,383     10,113
Expected return on plan
  assets.....................  (3,601)        --     (10,323)        --     (11,468)        --
Net amortization and
  deferral...................     416        207       1,010        732         978        670
                               ------     ------    --------    -------    --------    -------
Net periodic cost............  $  746     $5,562    $  1,317    $11,848    $  2,897    $14,003
                               ======     ======    ========    =======    ========    =======

     The following assumptions were used in the actuarial computations at December 31:

                                                              2000    1999    1998
                                                              ----    ----    ----
Discount rate...............................................  7.25%   7.50%   6.75%
Rate of increase in future compensation levels
  Hourly pension plan.......................................  4.00%   4.00%   4.00%
  Salaried pension plan.....................................  4.00%   4.00%   4.00%
Long term rate of return on pension plan assets.............  9.00%   9.00%   9.00%

     For measurement purposes, a 6.00%, 6.00% and 5.50% annual rate increase in the per capita cost of covered health care benefits was assumed for 2000, 1999 and 1998, respectively. The rates were assumed to remain at 6.00% for 2001 and thereafter.

     A one-percentage-point increase in the assumed rate of inflation in future medical costs would increase the postretirement benefit obligation at December 31, 2000 by $458 and would increase aggregate 2000 service and interest cost by $1,156. A one-percentage-point decrease in the assumed rate of inflation in future medical costs would decrease the postretirement benefit obligation at December 31, 2000 by $358 and would decrease aggregate 2000 service and interest cost by $878.

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions of 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is in cash. Company contributions to the savings plan were $241, $585 and $774 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

9. STOCK BASED COMPENSATION

     1996 Stock Incentive Plan -- The Company adopted the 1996 Stock Incentive Plan (the "Stock Incentive Plan") for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

Incentive Plan is 1,500,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates.

     The Company awarded 460,000 service based performance share units at the time of the initial public offering and 60,500 units during 2000 for no consideration. The service based performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the service based performance share units is $13 per share for the initial award and $12.86 per share for the units awarded in 2000. The value of the 460,000 units granted in 1996 is being charged to compensation expense over their five year vesting period, which is one-third at the end of each of the third, fourth and fifth anniversary dates. The value of the 60,500 units granted in 2000 is being charged to compensation expense over their three year vesting period which is one-third at January 1, 2001, 2002 and 2003, respectively. During 2000, 136,665 of the service based performance shares became vested and were converted to Common Stock.

     The Stock Incentive Plan, as presently administered, provides for additional grants upon the attainment of certain established performance goals. As of December 31, 2000, approximately 450,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

     In 2000, the Company recognized $988 of expense related to the Stock Incentive Plan. The service based performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the service based performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations. Goal based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

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

                                                          2000       1999      1998
                                                         -------    ------    -------
Net Income
  As Reported..........................................  $25,305    $3,919    $17,937
  Pro Forma............................................  $25,115    $4,074    $17,568
Basic earnings per share
  As Reported..........................................  $  1.25    $ 0.19    $  0.90
  Pro Forma............................................  $  1.24    $ 0.20    $  0.88
Diluted earnings per share
  As Reported..........................................  $  1.24    $ 0.19    $  0.89
  Pro Forma............................................  $  1.23    $ 0.20    $  0.87

     Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 103,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     A summary of the status of the Company's Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 2000, 1999 and 1998 and changes during the year ended on those dates is presented below:

                                       2000                    1999                   1998
                                -------------------    --------------------    -------------------
                                           WEIGHTED                WEIGHTED               WEIGHTED
                                           AVERAGE                 AVERAGE                AVERAGE
                                           EXERCISE                EXERCISE               EXERCISE
OPTIONS                         SHARES      PRICE       SHARES      PRICE      SHARES      PRICE
-------                         -------    --------    --------    --------    -------    --------
Outstanding at beginning of
  year........................  530,200     $13.19      609,900     $13.15     595,600     $13.31
  Granted.....................   73,400      10.45       23,500       9.26     102,900      14.01
  Exercised...................       --         --         (333)      8.63          --         --
  Forfeited...................       --         --     (102,867)     12.58     (88,600)     15.22
                                -------     ------     --------     ------     -------     ------
Outstanding at end of year....  603,600     $12.77      530,200     $13.19     609,900     $13.15
                                =======     ======     ========     ======     =======     ======

     The following table summarizes information about stock options outstanding at December 31, 2000:

                      OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
----------------------------------------------------------------   -------------------------------
                    NUMBER       WEIGHTED-AVG.     WEIGHTED-AVG.       NUMBER
    RANGE OF      OUTSTANDING      REMAINING         EXERCISE      EXERCISABLE AT   WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/00   CONTRACTUAL LIFE       PRICE          12/31/00      EXERCISE PRICE
---------------   -----------   ----------------   -------------   --------------   --------------
$14.50 to $16.72     45,500        6.1 years          $15.83           45,500           $15.83
$11.50 to $14.49    500,800        5.6 years          $13.01          477,133           $13.02
$ 7.03 to $11.49     57,300        9.3 years          $ 8.25           33,700           $ 8.69

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999:

                                                              2000     1999
                                                              -----    -----
Weighted average fair value per option granted during the
  year......................................................  $4.05    $2.77
Dividends per quarter.......................................  $0.05    $0.05
Risk-free interest rate.....................................   6.47%    5.54%
Expected volatility.........................................     30%      30%
Expected lives (in years)...................................      5        5

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

10. EARNINGS PER SHARE

     Basic and diluted earnings per share for income from continuing operations for the years ended December 31, are as follows (shares in thousands):

                                                         2000       1999       1998
                                                        -------    -------    -------
BASIC EARNINGS PER SHARE:
Numerator:
  Net income available to common shareholders.........  $25,305    $ 3,919    $17,937
Denominator:
  Average common shares outstanding...................   20,308     20,202     20,000
                                                        -------    -------    -------
Basic earnings per share..............................  $  1.25    $  0.19    $  0.90
                                                        =======    =======    =======
DILUTED EARNINGS PER SHARE:
Numerator:
  Net income available to common shareholders.........  $25,305    $ 3,919    $17,937
Denominator:
  Average common shares outstanding...................   20,308     20,202     20,000
Effect of dilutive securities:
  Stock options and performance awards................      170        155        266
                                                        -------    -------    -------
Common shares outstanding, assuming dilution..........   20,478     20,357     20,266
                                                        -------    -------    -------
Diluted earnings per share............................  $  1.24    $  0.19    $  0.89
                                                        =======    =======    =======

11. INCOME TAXES

     Significant components of the income tax expense from continuing operations consist of the following:

                                                          YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                        2000       1999        1998
                                                      --------    -------    --------
FEDERAL:
  Current benefit (expense).........................  $    656    $18,850    $(12,487)
  Deferred (expense) benefit........................   (10,101)   (19,183)      3,592
STATE:
  Current benefit (expense).........................       491      2,544      (1,482)
  Deferred (expense) benefit........................    (2,347)    (2,839)        175
                                                      --------    -------    --------
     Total income tax expense.......................  $(11,301)   $  (628)   $(10,202)
                                                      ========    =======    ========

     Income tax expense for the years ended December 31, 2000 and 1999 include reductions in estimated income taxes payable of $2,400 and $1,500, respectively.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income from continuing operations is as follows:

                                                              2000    1999    1998
                                                              ----    ----    ----
Federal statutory rate......................................   35%     35%     35%
Effect of:
  Permanent differences.....................................    1      (2)     (2)
  State taxes, net of Federal benefit.......................    3       3       3
  Other.....................................................   (8)    (25)     --
                                                               --     ---      --
                                                               31%     11%     36%
                                                               ==     ===      ==

     Permanent differences primarily relate to the Company's foreign sales corporation and the meal and entertainment disallowance.

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                2000        1999
                                                              --------    --------
FEDERAL
Deferred federal tax assets:
  Accrued postretirement benefit cost.......................  $  1,035    $     --
  Accrued liabilities.......................................     5,196       8,758
  Federal NOL carried forward...............................        --       2,587
  General business credit...................................       165         165
                                                              --------    --------
     Net deferred federal tax assets........................     6,396      11,510
Deferred federal tax liabilities:
  Tax over financial statement depreciation.................   (23,018)    (18,356)
                                                              --------    --------
          Net deferred federal tax (liability) asset........   (16,622)     (6,846)
                                                              --------    --------
STATE
Deferred state tax assets:
  Accrued postretirement benefit cost.......................       148          --
  Accrued liabilities.......................................       680       1,217
  State NOL carried forward.................................     1,222       2,343
                                                              --------    --------
     Net deferred state tax assets..........................     2,050       3,560
Deferred state tax liabilities:
  Tax over financial statement depreciation.................    (3,288)     (2,126)
                                                              --------    --------
          Net deferred state tax asset......................    (1,238)      1,434
                                                              --------    --------
Net deferred tax (liability) asset..........................  $(17,860)   $ (5,412)
                                                              ========    ========

Of the $17,860 net deferred tax liability at December 31, 2000, $4,265 is included in current assets. Of the $5,412 net deferred tax liability at December 31, 1999, $1,366 is included in current assets.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

12. CONTINGENCIES AND COMMITMENTS

  Environmental Contingencies

     The Company spends significant amounts for compliance with environmental laws and regulations. While the Company believes, based upon information currently available to management, that it will not have liabilities in this regard which are likely to have a material adverse effect on the Company, there can be no assurance that future remedial requirements at currently and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The 1990 amendments to the Clean Air Act impose stringent standards on aluminum industry air emissions. These amendments will affect the operations of the Company's facilities. Technology-based standards relating to smelters and carbon plants have been promulgated. However, the Company cannot predict the total expenditures the Company will incur to comply with these standards. The Company's general capital expenditure plan includes certain projects designed to improve the Company's compliance with respect to both known and anticipated requirements.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and, in December 1999, submitted to the EPA a RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. After the RFI is complete, Ravenswood will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup is required, EPA would issue a subsequent order. Ravenswood believes this process will not be completed before mid 2001. The Company is aware of some environmental contamination at Ravenswood, and it is likely cleanup activities will be required in two areas of the facility. Ravenswood believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Prior to the Company's acquisition of Ravenswood, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions which Ravenswood investigated under the 3008(h) order exist because of activities which occurred during Kaiser's ownership and operation. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Kaiser Purchase Agreement. In addition, Kaiser retained title to certain land within the Ravenswood premises and retains full responsibility for those areas. Under current environmental laws, the Company may be required to remediate any contamination which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     In connection with the sale to Pechiney of the fabricating businesses, the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the indemnification rights Century of West Virginia and the Company, respectively, have under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's Cast Plate, Inc., Stock Purchase Agreement with Alcoa. The Pechiney Purchase Agreement provides further indemnifications which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Purchase Agreement expire September 20, 2005. They are payable only to the extent they exceed $2,000.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     The Company, together with all other past and present owners of an alumina facility at St. Croix, Virgin Islands, has entered into an Administrative Order on Consent with the Environmental Protection Agency ("Order") pursuant to which the signatories have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage oil floating on top of groundwater underlying the facility. Recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will compensate the other signatories by paying them the fair market value for the petroleum recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco") in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed -- Vialco Asset Purchase Agreement. The Company also gave certain environmental indemnity rights to St. Croix Alumina, LLC ("St. Croix"), an indirect affiliate of Alcoa, Inc., when it sold the facility to St. Croix. Those rights extend only to environmental conditions arising from Vialco's operation of the facility and then only after St. Croix has spent $300 on such conditions. Management does not believe Vialco will have any indemnification obligation to St. Croix arising out of the Order. Further, management does not believe Vialco's liability under this Order will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $900 at December 31, 2000 and 1999. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters, or environmental matters concerning Mt. Holly, will have material adverse effect on the Company's financial condition, results of operations, or liquidity.

  Legal Contingencies

     While Century of West Virginia has been a named defendant (along with many other companies) in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood, all of those actions relating to the Ravenswood facility have been settled as to the Company and as to Kaiser. Approximately 10 of those civil actions alleged exposure during the period the Company owned Ravenswood, and the Company has agreed to settlements for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and entry of dismissal orders. Management believes there are no unsettled asbestos cases pending against the Company.

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

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Century of West Virginia facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. During 2000, the Company filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage and has received partial settlement of approximately $6,100. The receipts from

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

the claim have been included in the statement of operations under the caption "Other Income (Expense) -- Net".

  Commitments

     To fulfill its power requirements at Ravenswood, the Company purchases electricity from Ohio Power at a fixed price pursuant to a power supply agreement which terminates on July 31, 2003. Power for Mt. Holly is provided under a contract with the South Carolina Public Service Authority. That contract provides fixed pricing but is subject to modification for fuel adjustments and demand sales. It terminates December 31, 2005.

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998 and 1999. The Company made its scheduled contributions for each of the years. As part of the agreement, the Company had granted the PBGC a first priority security interest in (i) the property, plant and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. On February 2, 2001 the agreement with the PBGC, dated January 23, 1996, was terminated and the PBGC agreed to release its first priority security interest.

  Other

     Century of West Virginia's hourly employees, which comprise 81% of the Company's workforce are represented by the United Steelworkers of America and are currently working under a four year labor agreement effective June 1, 1999.

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

     Subsequent to the purchase of an additional 23% interest in Mt. Holly from Xstrata, the Company entered into a ten year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices for the first two years are determined by a market based formula. The remaining eight years of the contract are at a fixed price as defined in the agreement.

     Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had fixed price commitments to sell 50.3 million pounds and 124.4 million pounds of primary aluminum at December 31, 2000 and 1999, respectively. Of the total fixed-price sales commitments, 14.7 million pounds and 68.3 million pounds at December 31, 2000 and 1999, respectively, were with the Glencore Group. The Company had no fixed-price commitments to purchase aluminum at December 31, 2000 or 1999.

     In order to manage the Company's exposure to fluctuating commodity prices, the Company enters into forward sales contracts for primary aluminum that will be settled in cash. These contracts are used to offset fluctuations in the selling price of anticipated sales occurring in the month the contracts are settled. The Company had forward sales contracts for 453.5 million and 60.0 million pounds of primary aluminum to be settled in cash at December 31, 2000 and 1999, respectively. Of these contracts, 396.4 million and 60.0 million

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

pounds were with the Glencore Group at December 31, 2000 and 1999, respectively. The forward sales contracts at December 31, 2000 are scheduled for settlement at various dates in 2001 thru 2003. Based on market prices at December 31, 2000, the forward sales contracts could be settled by the Company receiving approximately $1,734. The actual settlement will be based on market prices on the respective settlement dates. On January 1, 2001, the Company designated the forward sales contracts as hedges and will account for gains and losses pursuant to FAS No. 133 as amended by FAS No. 138. Prior to January 1, 2001, realized and unrealized gains and losses on forward sales contracts have been reported in the statement of operations under the caption "Net Gain (Loss) on Forward Contracts".

     The Company also enters into forward purchase contracts for natural gas that will be settled in cash. These contracts are intended to manage the Company's exposure to fluctuations in prices of the natural gas used in its production process. The Company has designated these contracts as a hedge. Accordingly, unrealized gains and losses are deferred until the hedged purchase of natural gas occurs. Unrealized gains and losses are recorded in the balance sheet under the captions "Prepaid and Other Assets" and "Accrued and Other Current Liabilities". Based on market prices at December 31, 2000, the forward purchase contracts could be settled by the Company receiving approximately $1,514.

     The forward sales and purchase contracts are subject to the risk of non-performance by the counterparties. However, the Company only enters into forward contracts with counterparties it determines to be creditworthy. If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the nominal value of the contract and the market value on the date of settlement.

     The Company entered into a long-term supply agreement for 936.0 million pounds of alumina annually, beginning January 1, 1996. That agreement will terminate at the end of 2001 and be replaced by a new long-term supply agreement with Glencore. This new agreement provides for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market based formula. The alumina supply agreement terminates in 2008.

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

14. RELATED PARTY TRANSACTIONS

     The significant related party transactions occurring during the years ended December 31, 2000, 1999 and 1998, and not discussed elsewhere in the notes to the consolidated financial statements, are described below.

  Related Party Transactions -- Century

     During the years 1998, 1999 and 2000 and at December 31, 2000, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. In addition, during the years ended and at December 31, 2000, 1999 and 1998, one of Century's Board members was the Chairman of the Board of Directors of Glencore International AG.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

  Related Party Transactions -- Century of West Virginia

     During the years ended December 31, 2000, 1999 and 1998, Century of West Virginia purchased and sold alumina, primary and scrap aluminum in transactions with Glencore at prices which management believes approximated market.

  Related Party Transactions -- Berkeley

     A substantial portion of Berkeley's sales during the years ended December 31, 2000, 1999 and 1998 were to Glencore.

  Summary

     A summary of the aforementioned related party transactions for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                         2000       1999       1998
                                                       --------    -------    -------
Net sales............................................  $129,320    $68,801    $74,252
Purchases............................................    16,993     63,256     43,651
Net gain (loss) on forward contracts.................     2,261     (5,368)    10,574

     See Note 13 for a discussion of the Company's fixed-price commitments and forward contracts with related parties.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2000       1999      1998
                                                          -------    ------    ------
Cash paid for:
  Interest..............................................  $   371    $6,305    $5,528
  Income taxes..........................................      771     2,021     9,850
Cash received from:
  Interest..............................................    2,675     1,670        --
  Income tax refunds....................................   13,322       174     5,584

  Non-Cash Investing Activities

     During the years ended December 31, 1999 and 1998, $1,845 and $3,242, respectively, of interest cost incurred in the construction of equipment was capitalized. No interest was capitalized during the year ended December 31, 2000.

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

     The accounting policies of the segments were the same as those described in
Note 1 "Summary of Significant Accounting Policies" except that intersegment revenues were accounted for based upon a market-

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

based standard established by the Company. The Company evaluated segment performance based upon gross profit.

     Effective with the sale of the sheet and plate segment to Pechiney on September 21, 1999, the Company now operates in one business segment: primary aluminum.

                                                                                CORPORATE,
                                                                               UNALLOCATED &
                                                  PRIMARY    SHEET AND PLATE   ELIMINATIONS     TOTAL
                                                  --------   ---------------   -------------   --------
2000
Net Sales
  Third-party and intersegment customers........  $299,277      $     --         $      --     $299,277
  Related party customers.......................   129,320            --                --      129,320
Depreciation and amortization...................    14,208            --               187       14,395
Segment gross profit (loss)(4)..................    32,645            --              (187)      32,458
Segment assets(1)...............................   327,131            --             6,639      333,770
Expenditures for segment assets.................    17,631            --                --       17,631
1999
Net Sales
  Third-party and intersegment customers........  $248,569      $385,754         $(136,848)    $497,475
  Related party customers.......................    68,801            --                --       68,801
Depreciation and amortization...................     9,986         8,577               186       18,749
Segment gross profit (loss)(2)(3)...............   (17,232)       10,773              (186)      (6,645)
Segment assets(1)...............................   303,992            --             6,810      310,802
Expenditures for segment assets.................    14,737         8,246                --       22,983
1998
Net Sales
  Third-party and intersegment customers........  $276,025      $534,522         $(234,541)    $576,006
  Related party customers.......................    74,252            --                --       74,252
Depreciation and amortization...................     9,308        10,191               186       19,685
Segment gross profit (loss).....................    28,791         9,857              (186)      38,462
Segment assets(1)...............................   181,383       353,028            11,219      545,630
Expenditures for segment assets.................    19,132        25,126                 1       44,259

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

(4) Includes a non-cash charge of $1,631 for inventory writedowns.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

     Included in the consolidated financial statements are the following amounts related to geographic locations:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
Net Sales
  United States....................................  $428,597    $501,655    $568,136
  Canada...........................................        --      38,572      54,763
  Europe...........................................        --      15,840      14,611
  Other............................................        --      10,209      12,748

     At December 31, 2000 and 1999, all of the Company's long-lived assets were located in the United States.

     Revenues from one customer, Glencore, represented 30.2%, 12.1% and 11.4% of the Company's consolidated revenues in 2000, 1999 and 1998, respectively. Revenues from another customer represented 55.1% and 10.4% of the Company's consolidated sales in 2000 and 1999, respectively. Revenues from this customer in 1998 were less than 10% of the Company's consolidated revenues.

17. QUARTERLY INFORMATION (UNAUDITED)

     On September 21, 1999, the Company and Century of West Virginia sold their fabricating businesses. Accordingly, the following information includes the operations of these businesses through September 21, 1999. Effective April 1, 2000, the Company acquired an additional 23% interest in Mt. Holly and the following information contains the results of the acquisition from that date.

     Financial results by quarter for the years ended December 31, 2000 and 1999 are as follows:

                                     GROSS      INCOME (LOSS)                     INCOME (LOSS)
                           NET      PROFIT          BEFORE                       PER SHARE BEFORE    NET INCOME
                          SALES     (LOSS)    EXTRAORDINARY ITEM   NET INCOME   EXTRAORDINARY ITEM   PER SHARE
                         --------   -------   ------------------   ----------   ------------------   ----------
2000:
  1st Quarter(1).......  $ 96,449   $ 8,167        $ 5,627          $ 5,627           $ 0.28           $ 0.28
  2nd Quarter(2)(3)....   109,065     7,873          6,897            6,897             0.34             0.34
  3rd Quarter..........   111,103     8,077          4,349            4,349             0.21             0.21
  4th Quarter(4).......   111,980     8,341          8,432            8,432             0.41             0.41
1999:
  1st Quarter..........  $163,359   $ 1,559        $(2,759)         $(2,759)          $(0.14)          $(0.14)
  2nd Quarter(5).......   169,006      (827)        (5,080)          (5,080)           (0.25)           (0.25)
  3rd Quarter(6)(7)....   153,045    (7,144)        16,649           15,287             0.82             0.76
  4th Quarter(8).......    80,866      (233)        (3,529)          (3,529)           (0.17)           (0.17)

---------------
(1) The first quarter 2000 gross profit includes non-cash charges of $1,631 for inventory writedowns.

(2) The second quarter 2000 income before extraordinary item includes an additional pre-tax gain on the sale of the fabricating businesses of $5,156.

(3) The second quarter 2000 income before extraordinary item includes proceeds of $3,000 in partial settlement of the Company's claim with its insurance carrier.

(4) The fourth quarter 2000 income before extraordinary item includes proceeds of $3,065 in partial settlement of the Company's claim with its insurance carrier.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998 -- (CONTINUED)

(5) The second quarter 1999 gross profit includes non-cash charges of $3,842 for inventory write-downs and LIFO adjustments.

(6) The third quarter 1999 gross profit includes non-cash charges of $11,748 for inventory writedowns and LIFO adjustments.

(7) The Company recorded a pre-tax gain on the sale of the fabricating businesses of $41,130 and an after-tax extraordinary charge of $1,362 to write-off deferred debt fees in the third quarter of 1999.

(8) The fourth quarter 1999 gross profit includes a non-cash credit of $3,318 for the net effect of inventory writedowns and LIFO adjustments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This Item will be included in an amendment to this report on Form 10-K to be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K. The information regarding Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     This Item will be included in an amendment to this report on Form 10-K to be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     This Item will be included in an amendment to this report on Form 10-K to be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This Item will be included in an amendment to this report on Form 10-K to be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

     The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors' Report are included in Part II, Item 8 of this Form 10-K.

          Independent Auditors' Report.

          Consolidated Balance Sheets at December 31, 2000 and 1999.

          Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

          Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

          Notes to the Consolidated Financial Statements.

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

     Independent Auditors' Report.

     Schedule I -- Condensed Financial Information of Registrant as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.

     Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

(a)(3) LIST OF EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
  2.1     Stock and Asset Purchase Agreement dated July 26, 1999 by
          and among Century Aluminum Company, Century Aluminum of West
          Virginia, Inc. and Pechiney Rolled Products LLC(f)
  2.2     Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled
          Products LLC(f)
  2.3     Molten Aluminum Purchase Agreement dated as of September 21,
          1999 by and between Century Aluminum of West Virginia, Inc.
          and Pechiney Rolled Products LLC(f)
  2.4     Amended and Restated Shared Facilities and Services
          Agreement dated as of September 21, 1999 by and between
          Century Aluminum of West Virginia, Inc. and Pechiney Rolled
          Products LLC(f)
  3.1     Restated Certificate of Incorporation of Registrant.*
  3.2     Amended and Restated Bylaws of Registrant, dated March 5,
          1999.(e)
  4.1     Form of Stock Certificate.*
 10.1     Revolving Credit and Term Loan Agreement among Century
          Aluminum Company, Century Aluminum of West Virginia, Inc.,
          Berkeley Aluminum, Inc., and Century Cast Plate, Inc., as
          Borrowers, various lending institutions, as lenders,
          BankBoston, N.A., as Agent, The CIT Group/ Business Credit,
          Inc., as Co-Agent, and BancBoston Robertson Stephens Inc.,
          as Arranger, dated as of March 31, 1999.(e)
 10.2     Alumina Supply Agreement between Alcoa Alumina & Chemicals,
          L.L.C., Alcoa of Australia, Ltd. and Ravenswood Aluminum
          Corporation, dated July 24, 1995.*(a)
 10.4     Agreement between Ravenswood Aluminum Corporation and United
          Steelworkers of America AFL-CIO, Local 5668, dated November
          30, 1994.*
 10.5     Agreement between Ravenswood Aluminum Corporation and United
          Steelworkers of America AFL-CIO, Local 5668, dated June 12,
          1992.*
 10.6     Employment Agreement between Century Aluminum Company and
          Craig A. Davis.(b)(e)
 10.7     Employment Agreement between Century Aluminum Company and
          Gerald A. Meyers.(b)(e)
 10.8     Employment Agreement between Century Aluminum Company and
          Gerald J. Kitchen.(b)(e)
 10.9     Employment Agreement between Century Aluminum Company and
          David W. Beckley.(b)(e)
 10.10    Form of Employment Agreement between Century Aluminum
          Company and Steven R. Sedberry.*(b)
 10.11    Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.*(b)
 10.11a   Amendment to Severance Protection Agreement between Century
          Aluminum Company and Craig A. Davis(e)
 10.12    Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.*(b)
 10.12a   Amendment to Severance Protection Agreement between Century
          Aluminum Company and Gerald A. Meyers(e)
 10.13    Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.*(b)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 10.13a   Amendment to Severance Protection Agreement between Century
          Aluminum Company and Gerald J. Kitchen(e)
 10.14    Form of Severance Agreement between Century Aluminum Company and David W. Beckley.*(b)
 10.14a   Amendment to Severance Protection Agreement between Century
          Aluminum Company and David W. Beckley(e)
 10.15    Form of Severance Agreement between Century Aluminum Company and Steven R. Sedberry.*(b)
 10.16    1996 Stock Incentive Plan as amended through June 8,
          1999.(b)(e)
 10.17    Non-Employee Directors Stock Option Plan.*(b)
 10.18    Amended and Restated Asset Purchase Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Acquisition
          Corporation, dated as of December 13, 1988.*
 10.19    Acquisition Agreement between Virgin Islands Alumina
          Corporation and St. Croix Alumina, L.L.C., dated July 19,
          1995.*
 10.20    Ravenswood Environmental Services Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Aluminum
          Corporation, dated as of February 7, 1989.*
 10.21    Asset Purchase Agreement Between Xstrata Aluminum
          Corporation and Berkeley Aluminum, Inc. dated as of March
          31, 2000 (g)
 10.22    Form of Tax Sharing Agreement.*
 10.23    Form of Disaffiliation Agreement.*
 10.26    Amended and Restated Owners Agreement between Alumax of
          South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore
          Primary Aluminum Company LLC, dated as of January 26, 1996.*
 10.27    Limited Term Firm Power Supply Agreement between Ravenswood
          Aluminum Corporation and Ohio Power Company dated as of June
          28, 1996.(c)
 10.28    Amendment No. 1 to the Limited Term Firm Power Supply
          Agreement between Ravenswood Aluminum Corporation and Ohio
          Power Company dated as of June 28, 1996.(c)
 10.29    Tenth Amendment to Loan and Security Agreement by and among
          Century Aluminum of West Virginia, Inc. and Berkeley
          Aluminum, Inc. and BankAmerica Business Credit, Inc. entered into as of May 11,1998.(d)
 10.30    Century Aluminum Company 1996 Stock Incentive Plan
          Implementation Guidelines.(b)(d)
 10.31    Century Aluminum Company Incentive Compensation Plan.(b)(d)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 21.1     List of Subsidiaries.
 23.1     Consent of Deloitte & Touche LLP.

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

(g) Incorporated by reference to the Registrant's Report on Form 8-K dated April 20, 2000.

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

Dated: March 9, 2001

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

                /s/ CRAIG A. DAVIS                   Chairman and Chief Executive        March 9, 2001
---------------------------------------------------    Officer
                  Craig A. Davis

               /s/ WILLIAM HAMPSHIRE                 Vice-Chairman                       March 9, 2001
---------------------------------------------------
               William R. Hampshire

               /s/ GERALD A. MEYERS                  President, Chief Operating          March 9, 2001
---------------------------------------------------    Officer and Director
                 Gerald A. Meyers

               /s/ DAVID W. BECKLEY                  Executive Vice President and        March 9, 2001
---------------------------------------------------    Chief Financial Officer
                 David W. Beckley                      (Principal Financial Officer
                                                       and Principal Accounting
                                                       Officer)

               /s/ ROMAN A. BNINSKI                  Director                            March 9, 2001
---------------------------------------------------
                 Roman A. Bninski

                /s/ JOHN P. O'BRIEN                  Director                            March 9, 2001
---------------------------------------------------
                  John P. O'Brien

              /s/ STUART M. SCHREIBER                Director                            March 9, 2001
---------------------------------------------------
                Stuart M. Schreiber

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and
Shareholders of Century Aluminum Company:

     We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 16, 2001 included elsewhere in this Form 10-K. Our audits also included the financial statement schedules listed in
Item 14 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 16, 2001

                            CENTURY ALUMINUM COMPANY

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            CONDENSED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
                                                              (DOLLARS IN THOUSANDS)
ASSETS
Prepaid and Other Assets....................................  $  2,610     $    316
                                                              --------     --------
     Total current assets...................................     2,610          316
Property, Plant and Equipment, Net..........................       662          843
Investments in Wholly-Owned Subsidiaries....................   217,707      192,402
                                                              --------     --------
          Total.............................................  $220,979     $193,561
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Due to Subsidiaries.........................................  $ 14,257     $  9,873
Accrued and Other Current Liabilities.......................     3,267        2,427
                                                              --------     --------
     Current Liabilities....................................    17,524       12,300
Other Liabilities...........................................       816        1,533
Contingencies and Commitments (Note 2)
Shareholders' Equity
  Common Stock..............................................       203          202
  Additional paid-in capital................................   166,184      164,409
  Retained earnings.........................................    36,252       15,117
                                                              --------     --------
     Total shareholders' equity.............................   202,639      179,728
                                                              --------     --------
          Total.............................................  $220,979     $193,561
                                                              ========     ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                  (IN THOUSANDS, EXCEPT
                                                                   PER SHARE AMOUNTS)
Selling, General and Administrative Expenses................  $ 9,717    $10,599    $ 9,268
                                                              -------    -------    -------
Operating (Loss) Income.....................................   (9,717)   (10,599)    (9,268)
Income Tax Benefit (Expense)................................    3,498      3,816      3,336
                                                              -------    -------    -------
Income Before Equity in Income From Continuing Operations of
  Wholly-Owned Subsidiaries.................................   (6,219)    (6,783)    (5,932)
Equity in Income From Continuing Operations of Wholly-Owned
  Subsidiaries..............................................   31,524     12,064     23,869
                                                              -------    -------    -------
Income Before Equity in Extraordinary Charge of Wholly-Owned
  Subsidiaries..............................................   25,305      5,281     17,937
Equity in Extraordinary Charge of Wholly-Owned
  Subsidiaries..............................................       --     (1,362)        --
                                                              -------    -------    -------
Net Income..................................................  $25,305    $ 3,919    $17,937
                                                              =======    =======    =======
Basic Earnings Per Common Share
  Income before extraordinary charge........................  $  1.25    $  0.26    $  0.90
  Extraordinary charge......................................       --      (0.07)        --
                                                              -------    -------    -------
  Net income................................................  $  1.25    $  0.19    $  0.90
                                                              =======    =======    =======
Diluted Earnings Per Common Share
  Income before extraordinary charge........................  $  1.24    $  0.26    $  0.89
  Extraordinary charge......................................       --      (0.07)        --
                                                              -------    -------    -------
  Net income................................................  $  1.24    $  0.19    $  0.89
                                                              =======    =======    =======

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

                                   SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                  (DOLLARS IN THOUSANDS)
NET CASH FROM OPERATING ACTIVITIES
  Net income...............................................  $ 25,305    $  3,919    $ 17,937
  Equity in undistributed net income of subsidiaries.......   (31,524)    (12,064)    (23,869)
  Depreciation.............................................       181         186         186
  Change in other prepaids and current assets..............    (2,294)        (45)       (271)
  Change in other current liabilities......................     2,616       2,628       2,257
  Change in other liabilities..............................      (717)     (1,767)      3,300
                                                             --------    --------    --------
Net cash used in operating activities......................    (6,433)     (7,143)       (460)
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property, plant and equipment................        --          --          (1)
  Business acquisitions....................................        --       7,254      (7,254)
                                                             --------    --------    --------
Net cash provided by (used in) investing activities........        --       7,254      (7,255)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Borrowings from (payments to) subsidiaries...............    10,603       4,021      11,715
  Dividends paid...........................................    (4,170)     (4,132)     (4,000)
                                                             --------    --------    --------
Net cash provided by (used in) financing activities........     6,433        (111)      7,715
                                                             --------    --------    --------
Net increase/(decrease) in cash............................        --          --          --
Beginning cash.............................................        --          --          --
                                                             --------    --------    --------
Ending Cash................................................  $     --    $     --    $     --
                                                             ========    ========    ========

                  See notes to condensed financial information

                            CENTURY ALUMINUM COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

     Certain amounts in 1999 and 1998 have been reclassified to conform with the presentation in 2000.

2. CONTINGENCIES AND COMMITMENTS

     For disclosure of contingencies and commitments, see Notes 4, 12 and 13 to the Consolidated Financial Statements.

3. SHAREHOLDERS' EQUITY

     For disclosure of information concerning shareholders' equity, see Note 8 to the Consolidated Financial Statements.

                            CENTURY ALUMINUM COMPANY

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS

                                                     BALANCE AT   CHARGED TO                   BALANCE AT
                                                     BEGINNING     COST AND                       END
                                                     OF PERIOD     EXPENSE     DEDUCTIONS(1)   OF PERIOD
                                                     ----------   ----------   -------------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Year Ended December 31, 1998:
  Allowance for doubtful trade accounts
     receivable....................................    $2,270        $120         $   --         $2,390
Year Ended December 31, 1999:
  Allowance for doubtful trade accounts
     receivable....................................    $2,390        $109         $2,470         $   29
Year Ended December 31, 2000:
  Allowance for doubtful trade accounts
     receivable....................................    $   29        $256         $   --         $  285

---------------
(1) On September 21, 1999, the Company and Century of West Virginia completed the sale of the fabricating businesses to Pechiney. As such, Pechiney assumed the risk of any bad debts included in the accounts receivable of the fabricating businesses.