Form 10-K/A
period 2000-12-31
CENTURY ALUMINUM CO
filed 2001-04-30
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 Amendment No. 1

    (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the Fiscal Year Ended December 31, 2000
                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


                         Commission File Number 0-27918
                                 ---------------

                            CENTURY ALUMINUM COMPANY
             (Exact name of registrant as specified in its charter)

               Delaware                       13-3070826
    (State or other jurisdiction of         (IRS Employer
    incorporation or organization)       Identification No.)

           2511 Garden Road
         Building A, Suite 200
         Monterey, California                   93940
  (Address of registrant's principal          (Zip Code)
               offices)

        Registrant's telephone number, including area code (831) 642-9300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

            Title of each class        Name of each exchange on which registered
Common Stock, $0.01 par value per share               NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of April 16, 2001, 20,477,954 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on April 16, 2001, the aggregate market value of the common stock held by non-affiliates of the registrant was $22,815,039.

Documents Incorporated by Reference:  None.
================================================================================

     Explanatory Note: The purpose of this amendment is to include the information required under Part III, Items 10-13 of the report on Form 10-K for Century Aluminum Company (the "Company" or "Century") for the year ended December 31, 2000.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant

     The Company's Board of Directors consists of eight members, divided into three classes: Class I, Class II and Class III. Directors in each such class are elected to serve for three-year terms, with each class standing for election in successive years.

                 Class I Directors with Terms to Expire in 2003



                                                   Business Experience and Principal Occupation or       Director
Name and Age                                     Employment During Past 5 Years; Other Directorships       Since
------------                                     ---------------------------------------------------       -----
Roman A. Bninski (1) ................54         Partner, law firm of Curtis,  Mallet-Prevost,  Colt &      1996
                                                Mosle LLP, New York,  New York since 1984;  Secretary
                                                of Century Aluminum of West Virginia,  Inc. (formerly
                                                known  as  Ravenswood  Aluminum   Corporation  and  a
                                                subsidiary  of the  Company)  from April 1992 through
                                                February 1996.

Stuart M. Schreiber (2) .............47         Founder and Managing  Director,  Integis,  Inc. since      1999
                                                1997; former partner,  Heidrick & Struggles from 1988
                                                to 1997.

Willy R. Strothotte..................57         Chief Executive Officer of Glencore  International AG      1996
                                                since  1993 and  Chairman  of the  Board of  Glencore
                                                International AG since 1994; Chairman of the Board of
                                                Xstrata AG  (formerly  Sudelektra  Holding  AG) since
                                                1990.





                 Class II Directors with Terms to Expire in 2001



                                                   Business Experience and Principal Occupation or       Director
Name and Age                                     Employment During Past 5 Years; Other Directorships       Since
------------                                     ---------------------------------------------------       -----
John C. Fontaine (1) (2).............69         Of  Counsel,  law firm of  Hughes  Hubbard & Reed LLP      1996
                                                since  January  2000 and  partner  from  July 1997 to
                                                December 1999; President of Knight-Ridder,  Inc. from
                                                July 1995 to July 1997;  Senior  Vice  President  and
                                                General Counsel of  Knight-Ridder,  Inc. from 1987 to
                                                January  1994,  and  Executive  Vice  President  from
                                                January 1994 to July 1995;  Chairman of the Samuel H.
                                                Kress Foundation.

Gerald A. Meyers.....................51         President and Chief Operating  Officer of the Company      1995
                                                since  August  1995;  President  and Chief  Operating
                                                Officer of Century  Aluminum of West  Virginia,  Inc.
                                                since  January 1993 and Director of Century  Aluminum
                                                of West Virginia,  Inc. since April 1994;  Operations
                                                Manager  of Logan  Aluminum  (joint  venture  between
                                                Alcan   Aluminum   Limited  and  Atlantic   Richfield
                                                Company) from November 1988 to December 1992.

----------
(Table continued on following page)

----------
(Table continued from previous page)


                 Class II Directors with Terms to Expire in 2001

                                                   Business Experience and Principal Occupation or       Director
Name and Age                                     Employment During Past 5 Years; Other Directorships       Since
------------                                     ---------------------------------------------------       -----
John P. O'Brien (1)..................59         Managing Director of Inglewood  Associates since 1990      2000
                                                after serving as Southeast  Regional Managing Partner
                                                for Price Waterhouse from 1985 though 1990;  Chairman
                                                of Allied  Construction  Products  and a Director  of
                                                American  Italian Pasta Co. and  International  Total
                                                Services, Inc.


                Class III Directors with Terms to Expire in 2002

                                                   Business Experience and Principal Occupation or       Director
Name and Age                                     Employment During Past 5 Years; Other Directorships       Since
------------                                     ---------------------------------------------------       -----
Craig A. Davis ......................60         Chairman and Chief  Executive  Officer of the Company      1995
                                                since  August  1995;  Chairman  and  Chief  Executive
                                                Officer of Century  Aluminum of West  Virginia,  Inc.
                                                since   August   1995;   Chairman  and  acting  Chief
                                                Executive   Officer  of  Century   Aluminum  of  West
                                                Virginia,  Inc.  from April 1992  through  July 1995;
                                                Director of Glencore  International AG since December
                                                1993 and Executive of Glencore  International AG from
                                                September  1990 to June 1996;  former  Executive Vice
                                                President of Alumax Inc.

William R. Hampshire (2).............73         Vice-Chairman  of  the  Company  since  August  1995;      1995
                                                President  and Chief  Operating  Officer  of  Century
                                                Aluminum  of West  Virginia,  Inc.  from  April  1992
                                                through  January 1993;  Director of Century  Aluminum
                                                of West Virginia,  Inc. since June 1993;  Independent
                                                consultant  since 1990;  former  President  and Chief
                                                Executive Officer of Howmet Aluminum Corporation.
-----------
(1)  Member of Audit Committee.
(2)  Member of Compensation Committee.


     Mr. Strothotte was designated to serve as a director of the Company by Glencore International AG.

     Information regarding executive officers is included in Part I, Item 4 of the Company's report on Form 10-K for the year ended December 31, 2000 under the heading Executive Officers of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of the Company. Such persons are also required to furnish the Company with copies of all such forms.

     Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 2000 fiscal year, all required Section 16(a) filings were timely made, except that a Form 3 for Mr. E. Jack Gates and a Form 4 for Mr. John P. O'Brien were not timely filed.

Item 11. Executive Compensation

Directors' Compensation

     Directors who are full-time salaried employees of the Company are not compensated for their service on the Board or on any Board Committee. Non-employee directors receive an annual retainer of $26,000 for their services, except that the Vice-Chairman receives an annual retainer of $31,000. In addition, each non-employee director receives a fee of $1,000 for each Board or Committee meeting attended. All directors are reimbursed for their travel and other expenses incurred in attending Board and Committee meetings.

     Under the Company's Non-Employee Directors Stock Option Plan, each director who is not an employee of the Company received a one-time grant of options to purchase 10,000 shares of common stock, and the Vice-Chairman received a one-time grant of options to purchase 25,000 shares of common stock. Such grants became effective upon the consummation of the Company's initial public offering at an exercise price equal to the initial public offering price, except in the cases of Messrs. Fontaine, Schreiber, Strothotte and O'Brien, whose grants became effective upon their election as directors at an exercise price equal to the market price of the common stock at such times. The options vested one-third on the grant date, with an additional one-third vesting on each of the first and second anniversaries of the grant date. In addition, the Non-Employee Directors Stock Option Plan provides for automatic annual grants of options to purchase 2,000 shares of common stock at fair market value to each non-employee director continuing in office after the annual meeting of stockholders in each year.

     Summary Compensation Table

     The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities during 1998, 1999 and 2000.


                                                            Long-term Compensation
                                     Annual Compensation        Awards/Payouts
                                     ---------------------  ----------------------
                                                                          Performance
                                                            Restricted      Shares
Name and Principal                                             Stock        Vested        All Other
Position                       Year   Salary($)  Bonus($)   Awards($)(1)    ($)(2)     Compensation($)(3)
----------------------------   ----   --------   --------   -----------   -----------  ------------------
     Craig A. Davis            2000   $651,598   $540,000           -0-           -0-      $16,975
       Chairman and Chief      1999   $615,442   $800,000           -0-           -0-      $ 8,442
       Executive Officer       1998   $583,327   $537,000           -0-   $   193,241      $ 8,056


     Gerald A. Meyers          2000   $294,812   $175,000           -0-           -0-      $ 9,984
       President and Chief     1999   $278,829   $350,000           -0-           -0-      $ 7,165
       Operating Officer       1998   $263,311   $185,000           -0-   $    87,840      $ 6,935


     Gerald J. Kitchen         2000   $233,683   $136,000           -0-           -0-      $13,218
       Executive Vice          1999   $221,064   $285,000           -0-           -0-      $ 6,888
       President, General      1998   $208,824   $146,750           -0-   $    52,700      $ 6,748
       Counsel, Chief
       Administrative
       Officer and Secretary


     David W. Beckley          2000   $231,855   $134,500           -0-           -0-      $30,217(4)
       Executive Vice          1999   $220,611   $165,000           -0-           -0-      $ 6,888
       President and Chief     1998   $208,416   $126,500           -0-   $    52,700      $ 6,748
       Financial Officer


     Daniel J. Krofcheck       2000   $145,988   $ 95,000   $   328,250           -0-      $ 9,339
       Vice President and      1999   $132,317   $100,000           -0-           -0-      $ 6,622
       Treasurer               1998   $131,965   $ 10,000           -0-   $    16,307      $97,108(5)

-----------


(1) The Company made restricted share awards in March of 1996 in the following amounts to the following Named Executive Officers: Craig A. Davis, 150,000; Gerald A. Meyers, 100,000; Gerald J. Kitchen, 80,000; and David W. Beckley, 80,000. Restricted shares vested one-third on March 28, 1999, one-third on March 28, 2000 and the final one-third vested on March 28, 2001. The aggregate number and value (based upon the last reported sale price of $11.38 of the Company's common stock on the NASDAQ National Market on December 29, 2000) of unvested restricted shares held by the following Named Executive Officers as of December 31, 2000 (without giving effect to the final vesting of restricted shares on March 28, 2001) was as follows:
     Mr. Davis, 50,000 ($569,000);  Mr. Meyers, 33,334 ($379,341);  Mr. Kitchen,
     26,668 ($303,482);  and Mr. Beckley, 26,668 ($303,482). The value reflected for Daniel J. Krofcheck represents the dollar value of the restricted share award of 25,000 shares made by the Company to Mr. Krofcheck on March 9, 2000 and is based upon the last reported sale price of $13.13 of the Company's common stock on the NASDAQ National Market on March 9, 2000. Mr. Krofcheck's restricted shares vested one-third on January 2, 2001, with an additional one-third vesting on each of January 2, 2002 and January 2, 2003. The aggregate number and value (based upon the last reported sale price of $11.38 of the Company's common stock on the NASDAQ National Market on December 29, 2000) of the unvested restricted shares held by Mr. Krofcheck as of December 31, 2000 (without giving effect to the vesting of shares on January 2, 2002) was 25,000 ($284,500). Dividend equivalents accrue on restricted shares and are paid upon vesting. The aggregate amount of accrued dividend equivalents paid to the following Named Executive Officers upon vesting (without giving effect to the final vesting of restricted shares on March 28, 2001) was as follows: Craig A. Davis, $70,000; Gerald A. Meyers, $46,666; Gerald J. Kitchen, $37,332; and David
     W. Beckley, $37,332. No dividend equivalents had been paid to Mr. Krofcheck through December 31, 2000.

(2) Represents performance share units vested as a result of 1998 performance, valued at the last reported sale price of $9.438 of the Company's common stock on the NASDAQ National Market on December 31, 1998. Also includes accrued dividends paid to Messrs. Davis, Meyers, Kitchen, Beckley and Krofcheck upon the vesting of the performance share units in the amounts of $4,010, $1,823, $1,094, $1,094, and $338, respectively.

(3) All other compensation is comprised of the Company's matching contributions under the Company's Defined Contribution Retirement Plan for each of the Named Executive Officers. In 2000, those contributions were $6,300 for each of Messrs. Davis, Meyers, Kitchen and Beckley and $5,360 for Mr. Krofcheck. All other compensation also includes Company paid life insurance premiums in 2000 in the amounts of $10,675, $3,684, $6,918, $2,650, and $3,979 for
     Messrs. Davis, Meyers, Kitchen, Beckley and Krofcheck, respectively.

(4) Includes, for Mr. Beckley, reimbursement of interest expense incurred in connection with funds borrowed to pay estimated taxes on the value of common shares issued upon vesting of performance share grants.

(5) Includes one-time relocation and related costs in the amount of $96,610 relating to Mr. Krofcheck's relocation to Monterey, California.

Fiscal Year End Option Value Table

     The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as of December 31, 2000.


                                              Number of Shares
                                       Underlying Unexercised Options      Value of Unexercised Options
                                         at December 31, 2000 (#)(1)        at December 31, 2000 ($)(2)
                                         --------------------------        ----------------------------
     Name                                Exercisable  Unexercisable       Exercisable    Unexercisable
     -----------------------------       -----------  -------------       -----------    -------------
     Craig A. Davis                       150,000           0                 $0              --
     Gerald A. Meyers                     100,000           0                 $0              --
     Gerald J. Kitchen                     61,666(3)        0                 $0              --
     David W. Beckley                      80,000           0                 $0              --
     Daniel J. Krofcheck                   10,000           0                 $0              --
-------------------

(1) The options shown in the table for the first four Named Executive Officers were granted in March 1996, at an exercise price of $13.00 per share. The options became exercisable in three installments: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant. The options shown in the table for Mr. Krofcheck were granted in September 1997 at an exercise price of $16.25 per share, and became exercisable one-third in January 1998, one-third in January 1999 and one-third in January 2000.

(2) Value is calculated on the basis of the difference between the option exercise price and the last reported sale price of the Company's common stock on the NASDAQ National Market on December 29, 2000 of $11.38, multiplied by the number of shares underlying the respective options.

(3)  Excludes 18,334 options beneficially owned by Mr. Kitchen's former spouse.


Pension Plan Table

     The Company maintains a non-contributory defined benefit pension plan for salaried employees of the Company who meet certain eligibility requirements.

     The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications. The figures shown include supplemental benefits payable to the Named Executive Officers.

                                               Years of Credited Service
   Remuneration      5         10         15         20         25         30         35         40
   ------------   -------   -------    -------    --------   --------   --------   --------   --------
     $  100,000   $ 7,500   $ 15,000   $ 22,500   $ 30,000   $ 37,500   $ 45,000   $ 52,500   $ 60,000
     $  200,000   $15,000   $ 30,000   $ 45,000   $ 60,000   $ 75,000   $ 90,000   $105,000   $120,000
     $  300,000   $22,500   $ 45,000   $ 67,500   $ 90,000   $112,500   $135,000   $157,500   $180,000
     $  400,000   $30,000   $ 60,000   $ 90,000   $120,000   $150,000   $180,000   $210,000   $240,000
     $  500,000   $37,500   $ 75,000   $112,500   $150,000   $187,500   $225,000   $262,500   $300,000
     $  600,000   $45,000   $ 90,000   $135,000   $180,000   $225,000   $270,000   $315,000   $360,000
     $  700,000   $52,500   $105,000   $157,500   $210,000   $262,500   $315,000   $367,500   $420,000
     $  800,000   $60,000   $120,000   $180,000   $240,000   $300,000   $360,000   $420,000   $480,000
     $  900,000   $67,500   $135,000   $202,500   $270,000   $337,500   $405,000   $472,500   $540,000
     $1,000,000   $75,000   $150,000   $225,000   $300,000   $375,000   $450,000   $525,000   $600,000
     $1,100,000   $82,500   $165,000   $247,500   $330,000   $412,500   $495,000   $577,500   $660,000
     $1,200,000   $90,000   $180,000   $270,000   $360,000   $450,000   $540,000   $630,000   $720,000
     $1,300,000   $97,500   $u195,000  $292,500   $390,000   $487,500   $585,000   $682,500   $780,000


     The plan provides lifetime monthly benefits starting at age 62 equal to the greater of (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under plans of a predecessor. Final average monthly compensation means the highest consecutive monthly average (36, 48 or 60 months) in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service, except that the Named Executive Officers are immediately vested. Benefits are also available as a 30-year pension, an early retirement benefit (actuarially reduced beginning at age 55) and as a disability benefit.

     The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the "Code").

     The years of credited service for Messrs. Davis, Meyers, Kitchen, Beckley and Krofcheck, at December 31, 2000, were approximately 8, 8, 5, 5 and 3, respectively.

Employment Agreements

     The Company entered into employment  agreements with each of Messrs.  Craig
A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley, effective January 1, 1999, providing for terms of employment of three years. Under the agreements, the base salaries of Messrs. Davis, Meyers, Kitchen and Beckley may not be reduced below $610,000, $278,500, $222,500 and $222,500, respectively.
The agreements provide that the base salaries may be subject to increases established from time to time by the Board of Directors. In addition, the executives are eligible for bonuses in accordance with the Company's annual incentive plan and stock option grants and performance share unit awards under the Company's 1996 Stock Incentive Plan. The agreements also provide that the executives will receive unfunded supplemental executive retirement benefits in addition to any benefits received under the Company's qualified retirement plans. The supplemental benefit for each executive will be equal to the amount that would normally be paid under the Company's qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code and as if the executives were fully vested in the qualified retirement plan benefits. In the event of termination of employment "without cause," the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.

Severance Compensation Arrangements

     The Company has entered into severance compensation agreements with each of Messrs. Craig A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley. The agreements provide that if within 36 months following a change of control of the Company, the executive's employment is terminated either (i) by the Company for other than cause or disability or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times the aggregate of the highest base salary and the highest bonus received by such executive in any of the most recent five years. Also, in the event of a change of control, the exercisability of stock options and the vesting of performance share units held by such executives will be accelerated.

     The Code imposes certain excise taxes on, and limits the deductibility of, certain compensatory payments made by a corporation to or for the benefit of certain individuals if such payments are contingent upon certain changes in the ownership or effective control of the corporation or the ownership of a substantial portion of the assets of the corporation, provided that such payments to the individual have an aggregate present value in excess of three times the individual's annualized includible compensation for the base period, as defined in the Code. The agreements provide for additional payments to the executives in order to fully offset any excise taxes payable by an executive as a result of the payments and benefits provided in the agreements.

Compensation Committee Interlocks And Insider Participation

     During 2000, the members of the Board's Compensation Committee were Messrs. John C. Fontaine, William R. Hampshire and Stuart M. Schreiber. Mr. Hampshire served as President and Chief Operating Officer of Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation and a subsidiary of the Company) from April 1992 through January 1993.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of April 16, 2001 (except as otherwise noted) by (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table under the heading "Executive Compensation" below, and (iv) all directors and executive officers of the Company as a group. All of the issued and outstanding shares of the Company's convertible preferred stock are held by Glencore International AG, as set forth more fully in footnote 2 below.

                                                               Amount and Nature of    Percentage
Name of Beneficial Owner                                     Beneficial Ownership(1)    of Class
------------------------                                     ----------------------   -----------
Glencore International AG ..................................      9,320,089(2)           42.8
Wellington Management Company, LLP .........................      2,000,000(3)            9.8
Vanguard/Windsor Funds - Windsor Fund ......................      2,000,000(4)            9.8
Dimensional Fund Advisors Inc. .............................      1,399,900(5)            6.8
DePrince, Race & Zollo, Inc. ...............................      1,214,425(6)            5.9
Crabbe Huson Group, Inc. ...................................      1,085,290(7)            5.3
David W. Beckley ...........................................        166,686(8)              *
Roman A. Bninski ...........................................         16,500(9)              *
Craig A. Davis .............................................        322,467(10)           1.6
John C. Fontaine ...........................................         16,750(11)             *
William R. Hampshire .......................................         33,400(12)             *
Gerald J. Kitchen ..........................................        138,342(13)             *
Daniel J. Krofcheck ........................................         21,303(14)             *
Gerald A. Meyers ...........................................        195,203(15)             *
John P. O'Brien ............................................          3,333(16)             *
Stuart M. Schreiber ........................................          8,666(17)             *
Willy R. Strothotte ........................................         16,500(18)             *
All directors and executive officers as a group (12 persons)        945,816(19)           4.5

----------
* Less than one percent.


(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2) Based on information as of February 14, 2001 set forth in a Schedule 13D filing dated April 12, 2001, Glencore International AG beneficially owns such shares through affiliates, including Glencore AG, which directly owns 9,320,089 shares, including 7,925,000 shares of common stock and 500,000 shares of Century's convertible preferred stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is convertible at any time, at the option of the holder, into shares of Century common stock at a price of $17.92. The business address of each of Glencore International AG and Glencore AG is Baarermattstrasse 3, P.O. Box 555, CH 6341, Baar, Switzerland.

(3) Based upon information as of December 31, 2000 set forth in a Schedule 13G filing dated February 13, 2001. According to its filing, Wellington Management Company, LLP ("Wellington"), an investment advisor, has no voting power and shared investment power with respect to such shares. The business address of Wellington is 75 State Street, Boston, Massachusetts 02109.

(4) Based upon information as of December 31, 2000 set forth in a Schedule 13G filing dated February 13, 2001, Vanguard/Windsor Funds - Windsor Fund ("Vanguard"), an investment company, has sole voting power and shared investment power with respect to such shares. Some or all of these shares are reported as beneficially owned by Wellington. The business address of Vanguard is P.O. Box 2600, Valley Forge, Pennsylvania 19482.

(5)   Based upon information as of December 31, 2000 set forth in a Schedule 13G filing dated February 2, 2001. According to its filing, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and investment power with respect to such shares. All of these shares are owned by advisory clients of Dimensional and Dimensional disclaims beneficial ownership of all such securities. The business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(6) Based upon information as of December 31, 2000 set forth in a Schedule 13G filing dated February 14, 2001, DePrince, Race & Zollo, Inc. ("DePrince"), an investment advisor, has sole voting and investment power with respect to such shares. The business address of DePrince is 201 S. Orange Ave., Suite 850, Orlando, Florida 32801.

(7) Based upon information as of December 31, 2000 set forth in a Schedule 13G filing dated January 25, 2001. According to its filing, Crabbe Huson Group, Inc. ("Crabbe Huson"), a registered investment advisor, has shared investment power with respect to such shares and shared voting power with respect to 962,188 shares. The business address of Crabbe Huson is 121 S.W. Morrison, Suite 1400, Portland, Oregon 97204.


(8)  Includes 80,000 shares which are subject to options presently exercisable.

(9)  Includes 16,500 shares which are subject to options presently exercisable.

(10) Includes 150,000 shares which are subject to options presently exercisable. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Davis is a director.

(11) Includes 250 shares owned jointly with Mr. Fontaine's wife. Also includes 16,500 shares which are subject to options presently exercisable.

(12) Includes 31,500 shares which are subject to options presently exercisable. Also includes 1,900 shares owned by Mr. Hampshire's wife.

(13) Includes 61,666 shares which are subject to options presently exercisable. Excludes 18,334 shares which are subject to options presently exercisable and which are beneficially owned by Mr. Kitchen's former spouse.

(14) Includes 10,000 shares which are subject to options presently exercisable.

(15) Includes 100,000 shares which are subject to options presently exercisable.

(16) Includes 3,333 shares which are subject to options presently exercisable.

(17) Includes 8,666 shares which are subject to options presently exercisable.

(18) Includes 16,500 shares which are subject to options presently exercisable. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Strothotte is the Chairman and Chief
 Executive Officer.

(19) Includes 511,332 shares which are subject to options presently exercisable. Excludes 9,320,089 shares beneficially owned by Glencore International AG.

Item 13. Certain Relationships and Related Transactions

     In 2000, the Company purchased primary aluminum and alumina from Glencore International AG and its subsidiaries (collectively, "Glencore"). Such purchases, which were made at market prices, aggregated $17.0 million in 2000. The Company currently purchases approximately 47% of its alumina requirements for its interest in the Mt. Holly facility from Glencore under a supply contract which runs through January 31, 2008. In April 2001, the Company entered into two five-year contracts with Glencore under which Glencore will supply the remaining 53% of the Company's alumina requirements at the Mt. Holly facility and all of the Company's alumina requirements at its Ravenswood facility beginning January 1, 2002. The Company's alumina purchases from Glencore in 2000 were arms'-length transactions made at market prices.

     The Company also sold primary aluminum to Glencore in 2000. In April 2000, Century entered into a contract to sell to Glencore approximately 110 million pounds of the Company's share of the primary aluminum produced at the Mt. Holly facility each year through December 31, 2009. For the year ended December 31, 2000, the Company sold Glencore $103.1 million of its share of the primary aluminum production at the Mt. Holly facility. Such sales constituted approximately 67% of the Company's total revenue from its interest in the Mt. Holly facility. In addition, the Company had fixed price commitments to sell
14.7 million pounds of primary aluminum to the Glencore Group at December 31, 2000. Including sales of the Mt. Holly facility production described above, sales to Glencore aggregated $129.3 million in 2000 or approximately 30.2% of the Company's total revenue. The Company's primary aluminum sales to Glencore in 2000 were arms'-length transactions made at market prices.

     The Company has continued to purchase alumina from and sell primary aluminum to Glencore in 2001 in arm's-length transactions made at market prices.

     As of December 31, 2000, the Company had outstanding forward sales contracts with Glencore for 396.4 million pounds of primary aluminum to hedge production in 2001 through 2003. Accounting standards require that such contracts be marked-to-market. As of December 31, 2000, the Company recognized gains of $1.7 million on such contracts. The Company intends to continue to enter into hedging arrangements with Glencore in the future.

     On April 2, 2001, Century completed the acquisition of NSA, Ltd. ("NSA") and its 237,000 metric ton per year aluminum reduction facility in Hawesville, Kentucky (the "Hawesville Facility") from Southwire Company ("Southwire"), a privately-held wire and cable manufacturing company based in Carrollton, Georgia (the "Acquisition"). The cash purchase price for the Acquisition was $454.1 million, subject to certain post-closing adjustments based on the amount by which NSA's working capital as of the closing date, as finally determined, exceeds or is less that than the amount estimated as working capital on the closing date. In addition, Century agreed to assume approximately $7.8 million in industrial revenue bonds (the "IRBs") related to the Hawesville Facility and may be required to pay up to an aggregate maximum of $7.0 million if the price of primary aluminum exceeds specified levels during the seven years following the closing date. The purchase price for the Acquisition was determined through arms' length negotiations between Century and Southwire.

     Century financed a portion of the cash purchase price for the Acquisition with $25 million in proceeds from the sale to Glencore of 500,000 shares of the Company's convertible preferred stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock was sold to Glencore pursuant to the terms of a Convertible Preferred Stock Purchase Agreement, dated as of March 30, 2001, between Century and Glencore. Each share of the Convertible Preferred Stock has a liquidation preference of $50 and is convertible at any time into Century common stock at a price of $17.92 per share. The price and terms of the Convertible Preferred Stock were determined through arms'-length negotiations between Century and Glencore.

     Concurrently with the closing of the Acquisition, Century sold a 20% ownership interest in the Hawesville Facility and related rights to Glencore pursuant to the terms of an Asset Purchase Agreement, dated April 2, 2001, between Century and Glencore (the "Glencore Agreement"). Under the terms of the Glencore Agreement, Glencore's 20% ownership interest in the Hawesville Facility consists of (i) title to the recently added fifth potline at the Hawesville Facility, (ii) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than its four original potlines, and
(iii) a 20% ownership interest in Century Aluminum of Kentucky LLC ("CAK"), a Delaware limited liability company which holds certain intangible assets relating to the operation of the Hawesville Facility (including the alumina and power supply contracts). Century retained an 80% interest in the Hawesville Facility which consists of (i) title to the original four potlines at the Hawesville Facility, (ii) an 80% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the fifth potline, and
(iii) an 80% interest in CAK.

     The cash purchase price paid by Glencore to Century was $97.8 million. Glencore also assumed direct responsibility for a pro rata portion of the IRBs and a pro rata portion of any post-closing payments Century may be obligated to make to Southwire pursuant to the Southwire Agreement. In addition, Glencore assumed responsibility for a pro rata portion of any liabilities and obligations with respect to the Hawesville Facility after closing and will share the benefit of the indemnities provided by Southwire pursuant to the Southwire Agreement. The purchase price and terms were determined through arms'-length negotiations between the parties.

     Century and Glencore entered into an Owners Agreement concurrently with the closing of the sale to Glencore which, notwithstanding their separate ownership of specific assets at the Hawesville Facility, provides that each party is entitled to a pro rata portion of the aggregate production of the Hawesville Facility and is obligated to pay its pro rata portion of the expenses of the facility. In addition, the Owners Agreement provides that Glencore will pay to Century a management fee equal to 0.75% of the value of the primary aluminum produced for Glencore at the Hawesville facility as compensation for Century's services as operator of the facility.

     Mr. Craig A. Davis, Chairman and Chief Executive Officer of the Company, is a director of Glencore International AG and was an executive of Glencore International AG and Glencore AG from September 1990 until June 1996.

     Mr. Willy R. Strothotte, a director of the Company, is Chairman and Chief Executive Officer of Glencore International AG and Chairman of the Board of Xstrata Aluminum Corporation.

     Mr. Roman A. Bninski, a director of the Company, is a partner of Curtis, Mallet-Prevost, Colt & Mosle LLP, which furnishes legal services to the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CENTURY ALUMINUM COMPANY

                                 By:      /s/ GERALD A. MEYERS
                                  -----------------------------------
                                         Gerald A. Meyers
                                         President and Chief Operating Officer


Dated: April 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               Signature               Title                  Date

       /s/ CRAIG A. DAVIS      Chairman and Chief            April 30, 2001
       ---------------------   Executive
         Craig A. Davis        Officer


      /s/ WILLIAM HAMPSHIRE    Vice-Chairman                 April 30, 2001
      ----------------------
      William R. Hampshire

      /s/ GERALD A. MEYERS     President, Chief Operating    April 30, 2001
      ----------------------   Officer and Director
        Gerald A. Meyers

      /s/ DAVID W. BECKLEY     Executive Vice President      April 30, 2001
      ----------------------   Chief Financial Officer
         David W. Beckley      (Principal Financial Officer
                               and Principal
                               Accounting Officer)

      /s/ ROMAN A. BNINSKI     Director                      April 30, 2001
     -----------------------
        Roman A. Bninski

      /s/ JOHN C. FONTAINE     Director                      April 30, 2001
      ----------------------
        John C. Fontaine

     /s/ WILLY R. STROTHOTTE   Director                      April 30, 2001
     ------------------------
       Willy R. Strothotte

     /s/ JOHN P. O'BRIEN       Director                      April 30, 2001
     -----------------------
       John P. O'Brien

     /s/ STUART M. SCHREIBER   Director                      April 30, 2001
     -----------------------
       Stuart M. Schreiber