Form 10-Q
period 2001-03-31
CENTURY ALUMINUM CO
filed 2001-05-15
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [__]

     The registrant had 20,477,954 shares of common stock outstanding at May 1, 2001.

                            CENTURY ALUMINUM COMPANY

                     Index to Quarterly Report on Form 10-Q
                      For the Quarter Ended March 31, 2001

                         Part I -- Financial Information


Item 1 -- Financial Statements                                           Page Number
          Consolidated Balance Sheets as of March 31, 2001
          and December 31, 2000..........................................      1

          Consolidated Statements of Operations for the three months
          ended March 31, 2001 and 2000..................................      2

          Consolidated Statement of Shareholders' Equity as of
          March 31, 2001 and 2000........................................      3

          Consolidated Statements of Cash Flows for the three months
          ended March 31, 2001 and 2000..................................      4

          Notes to the Consolidated Financial Statements.................    5-13

Item 2 -- Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   14-19

Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.....   19-20

                           Part II -- Other Information

Item 1 -- Legal Proceedings..............................................     21

Item 4 -- Submission of Matters to a Vote of Stockholders................     21

Item 6 -- Exhibits and Reports on Form 8-K...............................     21

Signatures...............................................................     22

Exhibit Index............................................................     23

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 March 31,  December 31,
                                                                                   2001        2000
                                                                                 --------   ------------
                                     ASSETS
CURRENT ASSETS:
  Cash ......................................................................    $ 27,019    $ 32,962
  Accounts receivable, trade - net ..........................................      36,282      31,119
  Due from affiliates .......................................................      18,032      15,672
  Inventories ...............................................................      43,902      44,081
  Prepaid and other assets ..................................................      11,307       9,487
                                                                                 --------    --------
       Total current assets .................................................     136,542     133,321
PROPERTY, PLANT AND EQUIPMENT -- NET ........................................     184,342     184,526
OTHER ASSETS ................................................................      16,773      15,923
                                                                                 --------    --------
   TOTAL ....................................................................    $337,657    $333,770
                                                                                 ========    ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade ...................................................    $ 23,714    $ 30,072
  Due to affiliates .........................................................       4,723       3,985
  Accrued and other current liabilities .....................................      14,265      17,739
  Accrued employee benefits costs - current portion .........................       4,824       4,824
                                                                                 --------    --------
       Total current liabilities ............................................      47,526      56,620
                                                                                 --------    --------

ACCRUED PENSION BENEFITS COSTS - Less current portion .......................       3,634       3,656
ACCRUED POSTRETIREMENT BENEFITS COSTS - Less current portion ................      43,303      42,170
OTHER LIABILITIES ...........................................................      32,880      28,685
                                                                                 --------    --------
   Total noncurrent liabilities .............................................      79,817      74,511
                                                                                 --------    --------

SHAREHOLDERS' EQUITY:
  Common stock (one cent par value, 50,000,000 shares authorized; 20,477,954
    shares outstanding at March 31, 2001 and 20,339,203 at December 31, 2000)         205         203
  Additional paid-in capital ................................................     167,971     166,184
  Accumulated other comprehensive income ....................................       3,757          --
  Retained earnings .........................................................      38,381      36,252
                                                                                 --------    --------
       Total shareholders' equity ...........................................     210,314     202,639
                                                                                 --------    --------
       TOTAL ................................................................    $337,657    $333,770
                                                                                 ========    ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                      ---------        --------
                                                         2001            2000
                                                      ---------        --------
NET SALES:
  Third-party customers .......................       $  84,090        $ 71,783
  Related parties .............................          26,600          24,666
                                                      ---------        --------
                                                        110,690          96,449

COST OF GOODS SOLD ............................         102,228          88,282
                                                      ---------        --------

GROSS PROFIT ..................................           8,462           8,167

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES .....................           3,591           3,385
                                                      ---------        --------

OPERATING INCOME ..............................           4,871           4,782

INTEREST INCOME (EXPENSE) -- Net ..............             350           1,214
NET GAIN (LOSS) ON FORWARD CONTRACTS ..........            (176)          2,725
OTHER INCOME (EXPENSE) ........................            (121)             71
                                                      ---------        --------

INCOME BEFORE INCOME TAXES ....................           4,924           8,792

INCOME TAX EXPENSE ............................          (1,773)         (3,165)
                                                      ---------        --------

NET INCOME ....................................       $   3,151        $  5,627
                                                      =========        ========

EARNINGS PER COMMON SHARE
 Basic ........................................       $    0.15        $   0.28
                                                      ---------        --------
 Diluted ......................................       $    0.15        $   0.28
                                                      ---------        --------

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING
 Basic ........................................          20,360          20,339
                                                      =========        ========
 Diluted ......................................          20,401          20,450
                                                      =========        ========
DIVIDENDS PER COMMON SHARE ....................       $    0.05        $   0.05
                                                      =========        ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                              Additional                     Total
                                               Comprehensive       Common      Paid-in       Retained    Shareholders'
                                                  Income           Stock       Capital       Earnings       Equity
                                                  ------           -----       -------       --------       ------
Balance, December 31, 1999                                          $202      $164,409        $15,117      $179,728

Comprehensive Income -- 2000
     Net Income - 2000                            $5,627                                        5,627         5,627
     Other Comprehensive Income --
         Unrealized gain on financial
         instruments, net of tax of $  -              --                                                         --
                                                  ------
     Total comprehensive income                   $5,627

Cash dividends -
     Common, $0.05 per share                                                                   (1,119)       (1,119)

Issuance of Common Stock
     Compensation plans                                                1         1,775                        1,776
                                                                   -----      --------        -------      --------
Balance, March 31, 2000                                             $203      $166,184        $19,625      $186,012
                                                                   =====      ========        =======      ========



Balance, December 31, 2000                                          $203      $166,184        $36,252      $202,639

Comprehensive Income - 2001
     Net Income - 2001                            $3,151                                        3,151         3,151
     Other Comprehensive Income -
         Unrealized gain on financial
         instruments, net of tax of $2,114         3,757                                                      3,757
                                                 -------
     Total comprehensive income                   $6,908
Cash dividends -
     Common, $0.05 per share                                                                   (1,022)       (1,022)

Issuance of Common Stock
     Compensation plans                                                2         1,787                        1,789
                                                                   -----      --------        -------      --------
Balance, March 31, 2001                                             $205      $167,971        $38,381      $210,314
                                                                   =====      ========        =======      ========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        Three months ended
                                                                             March 31,
                                                                       ----------------------
                                                                         2001         2000
                                                                       --------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................................    $  3,151     $   5,627

   Adjustments  to  reconcile  net income to net cash  provided  by
     (used in) operating activities:
      Depreciation and amortization ...............................       2,986         2,851
      Deferred income taxes .......................................       1,774         3,865
      Pension and other postretirement benefits ...................       1,110           481
      Inventory market adjustment .................................          --         1,631
      Change in operating assets and liabilities:
         Accounts receivable, trade -- net ........................      (5,163)       (3,519)
         Due from affiliates ......................................       2,145         2,309
         Inventories ..............................................         180         5,892
         Prepaids and other assets ................................        (786)          294
         Accounts payable, trade ..................................      (6,357)       (3,577)
         Due to affiliates ........................................         738        (5,640)
         Accrued and other current liabilities ....................      (1,711)       11,255
         Other -- net .............................................        (207)         (528)
                                                                       --------     ---------
      Net cash provided by (used in) operating activities .........      (2,140)       20,941
                                                                       --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ......................      (2,803)       (1,543)
   Disposal of fixed assets .......................................          22            --
   Restricted cash deposits .......................................          --            (2)
                                                                       --------     ---------
        Net cash used in investing activities .....................      (2,781)       (1,545)
                                                                       --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .....................................................          --            --
   Repayment of borrowings ........................................          --            --
   Dividends ......................................................      (1,022)       (1,119)
                                                                       --------     ---------
        Net cash used in financing activities .....................      (1,022)       (1,119)
                                                                       --------     ---------
NET INCREASE (DECREASE) IN CASH ...................................      (5,943)       18,277

CASH, BEGINNING OF PERIOD .........................................      32,962        85,008
                                                                       --------     ---------

CASH, END OF PERIOD ...............................................    $ 27,019     $ 103,285
                                                                       ========     =========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

1. General

     Effective April 1, 2001, Century Aluminum Company ("Century" or the "Company") completed the acquisition of a subsidiary, from the Southwire Company, which owned NSA Ltd. ("NSA"), an entity that operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville facility"). The purchase price was $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post closing adjustments. Simultaneous with the closing, Glencore ("Glencore International AG", the "Glencore Group" or "Glencore") effectively purchased a 20% undivided interest in the Hawesville facility for $99,000. To support the Company's financing of the transaction, Glencore purchased $25,000 of convertible preferred stock of the Company. The stock has a coupon of 8% and is convertible into the Company's common stock at $17.92 per share.

     Century is a holding company whose principal subsidiaries are Century of West Virginia and Century of Kentucky, Inc. Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia. Century of West Virginia, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina ("MHAC") and a 49.67% undivided interest in the property, plant, and equipment comprising MHAC. Century of Kentucky, Inc. owns the reduction operations at the Hawesville facility. Glencore is a major shareholder of Century.

     In addition to the $25,000 of convertible preferred shares, Glencore owns 7,925,000 common shares, or 39.0% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and metals risk management.

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

2. Inventories

     Inventories consist of the following:

                                                        March 31, 2001        December 31, 2000
                                                        --------------        -----------------
Raw materials ..........................................    $26,521                $27,784
Work-in-process ........................................      3,246                  3,286
Finished goods .........................................      4,622                  3,859
Operating and other supplies ...........................      9,513                  9,152
                                                            -------                -------
                                                            $43,902                $44,081
                                                            =======                =======


     At March 31, 2001 and December 31, 2000, approximately 78% and 79%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of the first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $360 and $490 at March 31, 2001 and December 31, 2000, respectively.

3. Debt

     Effective April 1, 2001, in connection with the acquisition of the Hawesville facility, the Company entered into a $100,000 senior secured revolving credit facility (the "Credit Facility") with a syndicate of banks. The revolving credit facility will be used to finance the NSA acquisition and for working capital, capital expenditures and other general corporate purposes. The borrowing base for purposes of determining availability will be based upon certain eligible inventory and receivables. The Company will be subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, and dividends. There were no outstanding borrowings as of March 31, 2001.

     Effective April 1, 2001, the Company issued $325,000 of 11 3/4 percent senior secured first mortgage notes due 2008 to certain institutional investors to be used in connection with Century's acquisition of NSA. The notes were sold in a private placement under Rule 144A of the Securities Act of 1933.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

4. Contingencies and Commitments

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

    Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and, in December 1999, submitted to the EPA a RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. After the RFI is complete, Ravenswood will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup were required, EPA would issue a subsequent order. Ravenswood believes this process will not be completed before the end of 2001. The Company is aware of some environmental contamination at Ravenswood, and it is likely cleanup activities will be required in two areas of the facility. Ravenswood believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

    In connection with the sale to Pechiney of its fabricating businesses, the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the indemnification rights Century of West Virginia and the Company, respectively, have under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's Cast Plate, Inc., Stock Purchase Agreement with Alcoa. The Pechiney Purchase Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Purchase Agreement expire September 20, 2005. They are payable only to the extent they exceed $2,000.

    The Company, together with all other past and present owners of an alumina facility at St. Croix, Virgin Islands, has entered into an Administrative Order on Consent with the Environmental Protection Agency ("Order") pursuant to which the signatories have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage oil floating on top of groundwater underlying the facility. Recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will compensate the other signatories by paying them the fair market value for the petroleum recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco") in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed -Vialco Asset Purchase Agreement. The Company also gave certain environmental indemnity rights to St. Croix Alumina, LLC ("St. Croix"), an indirect affiliate of Alcoa, Inc., when it sold the facility to St. Croix. Those rights extend only to environmental conditions arising from Vialco's operation of the facility and then only after St. Croix has spent $300 on such conditions. Management does not believe Vialco will have any indemnification obligation to St. Croix arising out of the Order. Further, management does not believe Vialco's liability under this Order will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

    It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $900 at March 31, 2001 and December 31, 2000, respectively. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

    Because of the issues and uncertainties described above, and the Company's inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company's future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters, or environmental matters concerning Mt. Holly, will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

Legal Contingencies

    While Century of West Virginia has been a named defendant (along with many other companies) in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood, all of those actions relating to the Ravenswood facility have been settled as to the Company and as to Kaiser. Approximately 10 of those civil actions alleged exposure during the period the Company owned the Ravenswood facility, and the Company has agreed to settlements aggregating less than $10. The Company is awaiting receipt of final documentation of those settlements and entry of dismissal orders. Management believes there are no unsettled asbestos cases pending against the Company.

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

Commitments

    To fulfill its power requirements at Ravenswood, the Company purchases electricity from Ohio Power at a fixed price pursuant to a power supply agreement, which terminates on July 31, 2003. Power for Mt. Holly is provided under a contract with the South Carolina Public Service Authority. That contract, which provides fixed pricing but is subject to modification for fuel adjustments and demand sales, terminates on December 31, 2005.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

Other

Century of West Virginia's hourly employees, which comprise 81% of the Company's workforce are represented by the United Steelworkers of America and are currently working under a four-year labor agreement effective June 1, 1999.

5. Forward Delivery Contracts and Financial Instruments

     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

     In connection with the sale of the aluminum fabricating businesses in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is determined by a market-based formula.

     Subsequent to the purchase of an additional 23% interest in MHAC from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices for the first two years are determined by a market-based formula. The remaining eight years of the contract are at a fixed price as defined in the agreement.

     Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had forward delivery contracts to sell 54.7 million pounds and 50.3 million pounds of primary aluminum at March 31, 2001 and December 31, 2000, respectively. Of these forward delivery contracts, 14.4 million pounds and 14.7 million pounds at March 31, 2001 and December 31, 2000, respectively, were with the Glencore Group. The Company had no forward commitments to purchase aluminum at March 31, 2001 or December 31, 2000.

    The Company entered into a long-term supply agreement to purchase 936.0 million pounds of alumina annually, beginning January 1, 1996. That agreement will terminate at the end of 2001 and be replaced by new long-term supply agreements with Glencore. These new agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. This alumina supply agreement terminates in 2008 and is priced with a market-based formula.

    To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial instruments, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At March 21, 2001 and December 31, 2000, the Company had financial instruments, primarily with the Glencore Group, for 457.1 million and
453.5 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2001 through 2003.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

6. Supplemental Cash Flow Information

                                                       Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                      2001            2000
                                                    -------        ---------
     Cash paid for:
           Interest ........................          $  1          $    93
           Income taxes ....................           282               89
     Cash received for:
          Interest .........................           433            1,329
          Income tax refunds ...............            30           12,865

7.       Acquisitions

     Effective April 1, 2001, the Company completed the acquisition of a subsidiary from the Southwire Company that owned NSA, an entity that operates a 237,000 metric ton per year aluminum reduction operation in Hawesville, Kentucky. The purchase price was $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post closing adjustments. Simultaneous with the closing, Glencore effectively purchased a 20% undivided interest in the Hawesville facility for $99,000. To support the Company's financing of the transaction, Glencore purchased $25,000 in convertible preferred stock of the Company. The stock has a coupon of 8% and is convertible into the Company's common stock at $17.92 per share. Financing information for this acquisition can be found in note 3 of the March 31, 2001 financial statements.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

     The following schedule represents the unaudited pro forma results of operations for the three months ended March 31, 2000, assuming the acquisition of the Mt. Holly (SC) assets occurred on January 1, 2000. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated or the results that may be obtained in the future. The unaudited pro forma amounts only include the effects of the Glencore Metal Agreement after April 1, 2000.

                                                           2000
                                                           ----
                                                     (unaudited)

Net sales                                             $ 114,530
Net income                                                4,901
Earnings per share                                    $    0.24

8.  New Accounting Standard

     Effective January 1, 2001, the Company adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of the changes in the fair value of the cash flow hedges are recognized in earnings. Effectiveness of hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instrument with the changes in the fair value of the hedged item. If the correlation ceases to exist, hedge accounting will be terminated and gains and losses on forward sales contracts will be recorded as net gains (losses) on forward contracts in the Statement of Operations.

     As of January 1, 2001, the Company's financial instruments were designated as cash flow hedges. As these financial instruments had not been recorded as hedges prior to the adoption of SFAS 133, there was no transition adjustment upon adoption. As of March 31, 2001, accounts receivable and other long-term assets included $5,895, and accrued and other liabilities included $2,138, representing the fair value of the Company's financial instruments. Based on the fair value of the Company's financial instruments as of March 31, 2001, accumulated other comprehensive income of $3,597 is expected to be reclassified to earnings over the next twelve month period.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Period Ended March 31, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


     The Financial Accounting Standards Boards' (the "FASB") Derivatives Implementation Group (the "DIG") continues to identify and provide guidance on various implementation issues related to SFAS 133 and 138 that are in varying stages of review and clearance by the DIG and FASB. The Company has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     FORWARD-LOOKING STATEMENTS -- CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

     This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, environmental matters and liquidity under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1 Legal Proceedings." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are general economic and business conditions, changes in demand for the Company's products and services or the products of the Company's customers, fixed asset utilization, competition, the risk of technological changes and the Company's competitors developing more competitive technologies, the Company's dependence on certain important customers, the availability and terms of needed capital, risks of loss from environmental liabilities, and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following information should be read in conjunction with the Company's 2000 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Acquisitions

     Effective April 1, 2001, the Company completed the acquisition of a subsidiary from the Southwire Company which owned NSA, an entity that operates a 237,000 metric ton per year aluminum reduction operation in Hawesville, Kentucky. The purchase price was $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post closing adjustments. Simultaneous with the closing, Glencore effectively purchased a 20% undivided interest in the Hawesville facility for $99,000. To support the Company's financing of the transaction, Glencore purchased $25,000 in convertible preferred stock of the Company. The stock has a coupon of 8% and is convertible into the Company's common stock at $17.92 per share.

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

     Because a majority of the Company's costs are fixed, the Company's results of operations are sensitive to changes in the market price of aluminum and to fluctuations in volume. The market price for primary aluminum remained relatively stable during the first quarter of 2001 and the Company's shipments were essentially level with the fourth quarter of 2000.

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


Results of Operations

     Century's financial highlights include (in thousands, except per share data):

                                                          Three months ended
                                                              March 31,
                                                      --------------------------
                                                        2001              2000
                                                      --------          --------
Net sales
   Third-party customers                              $ 84,090          $ 71,783
   Related party customers                              26,600            24,666
                                                      --------          --------
Total                                                 $110,690          $ 96,449
                                                      ========          ========

Net income                                            $  3,151          $  5,627
Earnings per share - basic                            $   0.15          $   0.28

     Net sales. Net sales for the three months ended March 31, 2001 increased $14.3 million to $110.7 million from $96.4 million for the same period in 2000. Shipments were 16.5% higher in the first quarter of 2001 as compared to the first quarter of 2000 due to the additional Mt. Holly (SC) capacity acquired from Xstrata, effective April 1, 2000. Revenue per pound decreased by $0.01 in the first quarter 2001 to $0.74 as compared to the same period in 2000.

     Gross profit. Gross profit for the quarter ended March 31, 2001 increased $0.3 million to $8.5 million from $8.2 million for the three months ended March 31, 2000. The 2001 first quarter included a $2.2 million charge for a non-recurring electrical power surcharge at the Company's Mt. Holly (SC) reduction plant. The 2000 first quarter included a $1.6 million charge for lower of cost or market inventory reserves. Excluding these two items, the quarter ended March 31, 2001 gross profit was approximately 10 percent higher than in the year-ago period.

     Selling, general and administrative expenses. For the three months ended March 31, 2001 selling, general and administrative expenses increased slightly to $3.6 million from $3.4 million for the same period in 2000.

     Interest Income/Expense. Interest income for the three months ended March 31, 2001 was $0.4 million compared with interest income of $1.2 million for the three months ended March 31, 2000. The change between periods was a result of using available cash to fund the purchase of a 23% undivided interest in Mt.
Holly (SC) from Xstrata during the second quarter of 2000. See footnote 7 included in the March 31, 2001 financial statements.

     Net Gains/Losses on Forward Contracts. The Company recorded a loss on forward contracts for the three months ended March 31, 2001 of $0.2 million as compared to the $2.7 million gain reported for the three months ended March 31, 2000. The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No.138 effective January 1, 2001. Most of the Company's forward delivery contracts qualify for the normal purchase and sale exemption provided by SFAS No.138. The Company's forward financial sales contracts, which were previously recorded at fair value through the statement of operations, have been designated as cash flow hedges as of January 1, 2001. Most unrealized gains and losses on forward sales contracts will no longer be reported in the statement of operations, but rather will be reported in other comprehensive income on a net of tax basis and reclassified into earnings when realized.

     Tax Provision. Income tax expense for the first quarter of 2001 was $1.8 million compared to a tax expense of $3.2 million for the first three months of 2000. The reduced expense for the three months in 2001 resulted from the Company's reduced pre-tax earnings as compared to the same period in 2000.

     Net Income/Loss. The Company earned $3.2 million during the three-month period ended March 31, 2001 compared to $5.6 million during the comparable 2000 period. The decrease in income was a result of a non-recurring power surcharge, reduced interest income, and the adoption of SFAS No.133 and SFAS No.138 in the first quarter of 2001 as compared to the same period in 2000.

Liquidity and Capital Resources

     Working capital amounted to $89.0 million and $76.7 million at March 31, 2001 and December 31, 2000, respectively. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the three months ended March 31, 2001 and 2000 are summarized below (dollars in thousands):

                                                          2001           2000
                                                        --------       --------

Net cash from (used in) operating activities .....      $ (2,140)      $ 20,941
Net cash from (used in) investing activities .....        (2,781)        (1,545)
Net cash from (used in) financing activities .....        (1,022)        (1,119)
                                                        --------       --------
Increase (decrease) in cash ......................      $ (5,943)      $ 18,277
                                                        ========       ========

     Operating activities used $2.1 million in net cash during the first three months of 2001. Increases in accounts receivable and reductions in trade payables were the primary reasons for the use of cash in the first quarter 2001. In the first three months of 2000, operating activities generated $20.9 million in net cash. Contributing to the cash generated was a reduction in the investment in inventory and a tax refund of $12.9 million.

     The  Company's  net cash used for  investing  activities  was $2.8  million during the first three months of 2001. The cash was used for capital expenditures. The Company's net cash used in investing activities was $1.5 million during the first three months of 2000, primarily for capital expenditures. The Company used the capital expenditures in 2001 and 2000 to purchase, modernize or upgrade production equipment, maintain facilities and comply with environmental regulations.

     Net cash used in financing activities was $1.0 million during the first three months of 2001, which was used to fund the dividend payment for the first quarter of 2001. The net cash used by financing activities during the first three months of 2000 was $1.1 million, which was used to fund the dividend payment for the first quarter 2000.

     Effective April 1, 2001, the Company completed the acquisition of a subsidiary from the Southwire Company which owned NSA, an entity that operates a 237,000 metric ton per year aluminum reduction operation in Hawesville, Kentucky. The purchase price was $460,000 plus the assumption of $7,800 in industrial revenue bonds and is subject to certain post closing adjustments. Simultaneous with the closing, Glencore effectively purchased a 20% undivided interest in the Hawesville facility for $99,000. To support the Company's financing of the transaction, Glencore purchased $25,000 of convertible preferred stock of the Company. The stock has a coupon of 8% and is convertible into the Company's common stock at $17.92 per share.

     Effective April 1, 2001, the Company issued $325.0 million of 11 3/4 percent senior secured first mortgage notes due 2008 to certain institutional investors to be used in connection with Century's 80% share in NSA, a 237,000 metric ton per year aluminum reduction facility in Hawesville, Kentucky from Southwire Company. The notes were sold in a private placement under Rule 144A of the Securities Act of 1933.

     Effective April 1, 2001, in connection with the acquisition of the Hawesville facility, the Company entered into a $100 million senior secured revolving credit facility (the "Credit

Facility") with a syndicate of banks. The revolving credit facility will be used to finance the NSA acquisition and for working capital, capital expenditures and other general corporate purposes. The borrowing base for purposes of determining availability will be based upon certain eligible inventory and receivables. The Company will be subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, and dividends.

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

Environmental Expenditures and Other Contingencies

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.9 million at March 31, 2001 and December 31, 2000, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     See Note 4 to Consolidated  Financial  Statements appearing in Part I, Item
1.

New Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133, including an amendment to expand the normal purchase and sale exemption for supply contracts. The Company was required to adopt SFAS No. 133, as amended by SFAS No. 138, on January 1, 2001.

     Most of the Company's forward delivery contracts qualified for the normal purchase and sale exemption provided in SFAS No. 138. The Company's primary aluminum financial instruments, which were previously recorded at fair value through the statement of operations, were designated as cash flow hedges as of January 1, 2001 and accordingly unrealized gains and losses are reflected as accumulated other comprehensive income net of tax while realized gains and losses are recorded as revenue. The Company's natural gas financial instruments, which are designated as cash flow hedges, were recorded at fair value on the balance sheet as of December 31, 2000 and March 31, 2001. No transition adjustment was required upon adoption of SFAS
133. As of March 31, 2001, the Company reported a balance in accumulated other comprehensive income of $3.7 million.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

     Century produces primary aluminum products. The Company's earnings are exposed to aluminum price fluctuations. The Company manages this risk through the issuance of forward delivery contracts and financial instruments. The Company does not engage in trading or speculative transactions. Although the Company has not materially participated in the purchase of call options, in cases where Century sells forward primary aluminum, it may purchase call options to preserve the benefit from price increases significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

     In connection with the sale of the aluminum fabricating businesses in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Metal Agreement") with Pechiney, that shall continue in effect until July 31, 2003 with provisions for extension. Pursuant to the Metal Agreement, Pechiney has agreed to purchase and the Company has agreed to deliver, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum. The selling price is determined by a market-based formula.

     Subsequent to the purchase of an additional 23% interest in MHAC from Xstrata , the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. The selling price for the first two years is determined by a market based formula. The remaining eight years of the contract are at a fixed price as defined in the agreement.

     Exclusive of the Metal Agreement and the Glencore Metal Agreement, the Company had forward delivery contracts to sell 54.7 and 50.3 million pounds of primary aluminum at March 31, 2001 and December 31, 2000, respectively. Of these forward delivery contracts, 14.4 million pounds and 14.7 million pounds at March 31, 2001 and December 31, 2000, respectively, were with the Glencore Group.

     The Company entered into a long-term supply agreement for 936.0 million pounds of alumina annually, beginning January 1, 1996. That agreement will terminate at the end of 2001 and be replaced by new long-term supply agreements with Glencore. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in Mt. Holly, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. The alumina supply agreement terminates in 2008.

      At March 31, 2001, the Company had entered into 457.1 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2001 and 2003.

     On a hypothetical basis a $0.01 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $2.8 million on accumulated other comprehensive income for the three months ended March 31, 2001 as a result of the forward primary aluminum financial sale contracts entered into by the Company at March 31, 2001. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products.

     Effective January 1, 2001, most unrealized gains and losses on marking forward financial sales contracts to market that are designated as cash flow hedges will be reported in accumulated other comprehensive income until settled, rather than in the Statement of Operations.

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

 Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 4. Submission of Matters to a Vote of Stockholders - None.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed with this report on Form 10-Q:

Exhibit Number        Description

3.1 Certificate of Designation for the Company's 8% Cumulative Convertible Preferred Stock, par value $.01 per share

27.1                  Financial Data Schedule

     (b) Reports on Form 8-K

     In connection with the planned sale of $325 million of the Company's senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in an offering (the "Offering") exempt from the registration requirements of the Securities Act of 1933, as amended, the Company filed an 8-K on March 12, 2001, which attached: (i) the Company's press release announcing the Offering, and (ii) certain information provided to prospective purchasers of the Notes in connection with the Offering. On March 13, 2001, the Company filed an amendment to its 8-K filed on March 12, 2001, which furnished certain additional information provided to prospective purchasers of the Notes in connection with the Offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Century Aluminum Company

     Date:    May 15, 2001           By:      /s/ Craig A. Davis
              ------------              --------------------------------------
                                                 Craig A. Davis
                                        Chairman/Chief Executive Officer


     Date:    May 15, 2001           By:       /s/ David W. Beckley
              ------------              ----------------------------------------
                                                  David W. Beckley
                                        Executive Vice-President/Chief Financial
                                                      Officer

                                  Exhibit Index

     Exhibit
      Number                               Description
     -------         ----------------------------------------------------------
       3.1           Certificate of Designation for the Company's 8% Cumulative
                     Convertible Preferred Stock, par value $.01 per share

       27.1          Financial Data Schedule