Form 10-Q
period 2001-06-30
CENTURY ALUMINUM CO
filed 2001-08-14
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001.

                         Commission file number 0-27918


                            Century Aluminum Company
             (Exact name of Registrant as specified in its Charter)


                Delaware                                  13-3070826
        (State of Incorporation)              (IRS Employer Identification No.)


             2511 Garden Road                                93940
           Building A, Suite 200                           (Zip Code)
           Monterey, California
 (Address of principal executive offices)


        Registrant's telephone number, including area code (831) 642-9300


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     The registrant had 20,513,287 shares of common stock outstanding at July 31, 2001.

                            CENTURY ALUMINUM COMPANY

                     Index to Quarterly Report on Form 10-Q
                       For the Quarter Ended June 30, 2001

                         Part I - Financial Information

                                                                     Page Number

Item 1 - Financial Statements

         Consolidated Balance Sheets as of June 30, 2001
         and December 31, 2000...........................................    1

         Consolidated Statements of Operations for the three months
         and six months ended June 30, 2001 and 2000.....................    2

         Consolidated Statements of Cash Flows for the six months
         ended June 30, 2001 and 2000....................................    3

         Consolidated Statement of Shareholders' Equity for the six
         months ended June 30, 2001......................................    4

         Notes to the Consolidated Financial Statements..................   5-17

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................  18-24

Item 3 - Quantitative and Qualitative Disclosures About Market Risk......  24-26


                           Part II - Other Information

Item 1 - Legal Proceedings...............................................     27

Item 2 - Change in Securities and Use of Proceeds .......................     27

Item 4 - Submission of Matters to a Vote of Stockholders.................     27

Item 6 - Exhibits and Reports on Form 8-K................................     27

Signatures...............................................................     28

Exhibit Index............................................................     29

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    June 30,      December 31,
                                                                                      2001            2000
                                                                                  -----------     -----------
                                     ASSETS
Current Assets:
     Cash ...................................................................     $    15,353     $    32,962
     Accounts receivable, trade - net .......................................          68,681          31,119
     Due from affiliates ....................................................          17,494          15,672
     Inventories ............................................................          78,147          44,081
     Prepaid and other assets ...............................................           7,686           9,487
                                                                                  -----------     -----------
         Total current assets ...............................................         187,361         133,321
Property, Plant and Equipment - net .........................................         433,458         184,526
Intangible Asset ............................................................         158,378              --
Other Assets ................................................................          32,085          15,923
                                                                                  -----------     -----------
         Total ..............................................................     $   811,282     $   333,770
                                                                                  ===========     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable, trade ................................................     $    46,443     $    30,072
     Due to affiliates ......................................................           9,866           3,985
     Industrial revenue bonds ...............................................           7,815              --
     Accrued and other current liabilities ..................................          34,731          17,739
     Accrued employee benefits costs - current portion ......................           5,379           4,824
                                                                                  -----------     -----------
         Total current liabilities ..........................................         104,234          56,620
                                                                                  -----------     -----------

Long Term Debt ..............................................................         321,250              --
Accrued Pension Benefits Costs - Less current portion .......................           3,510           3,656
Accrued Postretirement Benefits Costs - Less current portion ................          63,811          42,170
Other Liabilities ...........................................................           6,913           6,560
Deferred Taxes ..............................................................          51,365          22,125
                                                                                  -----------     -----------
         Total noncurrent liabilities .......................................         446,849          74,511
                                                                                  -----------     -----------

Minority Interest ...........................................................          26,393              --

Shareholders' Equity:
     Convertible preferred stock ............................................          25,000              --
     Common stock (one cent par value, 50,000,000 shares authorized;
       20,513,287 shares outstanding at June 30, 2001 and 20,339,203 at
       December 31, 2000) ...................................................             205             203
     Additional paid-in capital .............................................         168,414         166,184
     Accumulated other comprehensive income .................................           2,125              --
     Retained earnings ......................................................          38,062          36,252
                                                                                  -----------     -----------
         Total shareholders' equity .........................................         233,806         202,639
                                                                                  -----------     -----------
         Total ..............................................................     $   811,282     $   333,770
                                                                                  ===========     ===========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                               Three months ended               Six months ended
                                                                     June 30,                        June 30,
                                                            ---------------------------     ---------------------------
                                                                2001            2000            2001            2000
                                                            -----------     -----------     -----------     -----------
NET SALES:
   Third-party customers ................................   $   159,128     $    72,943     $   243,218     $   144,726
   Related parties ......................................        29,791          36,122          56,391          60,788
                                                            -----------     -----------     -----------     -----------
                                                                188,919         109,065         299,609         205,514
COST OF GOODS SOLD ......................................       172,632         101,192         274,860         189,474
                                                            -----------     -----------     -----------     -----------
GROSS PROFIT ............................................        16,287           7,873          24,749          16,040

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ............         5,335           3,070           8,926           6,455
                                                            -----------     -----------     -----------     -----------
OPERATING INCOME ........................................        10,952           4,803          15,823           9,585

GAIN ON SALE OF FABRICATING BUSINESSES ..................            --           5,156              --           5,156
INTEREST INCOME (EXPENSE) - Net .........................       (10,341)            274          (9,991)          1,488
NET GAIN (LOSS) ON FORWARD CONTRACTS ....................            --          (2,250)           (176)            475
OTHER INCOME (EXPENSE) ..................................            60           2,794             (61)          2,865
                                                            -----------     -----------     -----------     -----------
INCOME BEFORE INCOME TAXES ..............................           671          10,777           5,595          19,569

INCOME TAX EXPENSE ......................................          (138)         (3,880)         (1,911)         (7,045)
                                                            -----------     -----------     -----------     -----------
NET INCOME BEFORE MINORITY INTEREST .....................           533           6,897           3,684          12,524

MINORITY INTEREST, NET OF TAX ...........................           810              --             810              --
                                                            -----------     -----------     -----------     -----------
NET INCOME ..............................................         1,343           6,897           4,494          12,524

PREFERRED DIVIDENDS .....................................          (500)             --            (500)             --
                                                            -----------     -----------     -----------     -----------


NET INCOME AVAILABLE TO COMMON SHAREHOLDERS .............   $       843     $     6,897     $     3,994     $    12,524
                                                            ===========     ===========     ===========     ===========
EARNINGS PER COMMON SHARE
   Basic ................................................   $      0.04     $      0.34     $      0.20     $      0.62
   Diluted ..............................................   $      0.04     $      0.34     $      0.19     $      0.61

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic ................................................        20,502          20,339          20,431          20,339
                                                            ===========     ===========     ===========     ===========
   Diluted ..............................................        20,651          20,399          20,528          20,399
                                                            ===========     ===========     ===========     ===========
DIVIDENDS PER COMMON SHARE ..............................   $      0.05     $      0.05     $      0.10     $      0.10
                                                            ===========     ===========     ===========     ===========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 Six months ended
                                                                                      June 30,
                                                                             ----------------------------
                                                                                 2001            2000
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...........................................................    $     4,494      $    12,524
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization ....................................         16,694            6,723
       Deferred income taxes ............................................          2,685            7,021
       Pension and other postretirement benefits ........................          3,450              567
       Inventory market adjustment ......................................             --            1,631
       Gain on sale of fabricating businesses ...........................             --           (5,156)
       Minority Interest ................................................         (1,307)              --
       Change in operating assets and liabilities:
           Accounts receivable, trade - net .............................         (6,380)           6,283
           Due from affiliates ..........................................          2,683              526
           Inventories ..................................................          4,228            8,729
           Prepaids and other assets ....................................          2,835           (1,777)
           Accounts payable, trade ......................................         (9,438)          (6,990)
           Due to affiliates ............................................         (1,495)          (2,084)
           Accrued and other current liabilities ........................          6,131             (930)
           Other - net ..................................................            509           (1,033)
                                                                             -----------      -----------
       Net cash provided by operating activities ........................         25,089           26,034
                                                                             -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ............................         (5,641)          (4,549)
   Proceeds from sale of property, plant and equipment ..................             22               --
   Proceeds from sale of minority interest in Hawesville Operation ......         98,971               --
   Acquisitions .........................................................       (464,176)         (94,734)
   Restricted cash deposits .............................................             --            5,821
                                                                             -----------      -----------
       Net cash used in investing activities ............................       (370,824)         (93,462)
                                                                             -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ...........................................................        321,250               --
   Financing fees .......................................................        (15,440)              --
   Dividends ............................................................         (2,684)          (2,136)
   Issuance of preferred stock ..........................................         25,000               --
                                                                             -----------      -----------
       Net cash provided by (used in) financing activities ..............        328,126           (2,136)
                                                                             -----------      -----------
NET INCREASE (DECREASE) IN CASH .........................................        (17,609)         (69,564)

CASH, BEGINNING OF PERIOD ...............................................         32,962           85,008
                                                                             -----------      -----------
CASH, END OF PERIOD .....................................................    $    15,353      $    15,444
                                                                             ===========      ===========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                       Additional                    Total
                                           Comprehensive   Preferred      Common        Paid-in       Retained    Shareholders'
                                               Income        Stock         Stock        Capital       Earnings       Equity
                                               ------        -----         -----        -------       --------       ------
Balance, December 31, 2000...............                                 $    203      $166,184      $ 36,252      $202,639

Comprehensive Income - 2001
    Net Income - 2001....................     $  4,494                                                   4,494         4,494
    Other Comprehensive Income:
       Unrealized gain on financial
       instruments, net of tax of $1,108         2,125                                                                 2,125
                                              --------
    Total comprehensive income...........     $  6,619
Cash dividends -
    Common, $0.10 per share..............                                                               (2,184)       (2,184)
Accrued dividends -
    Preferred, $1 per share..............                                                                 (500)         (500)

Issuance of Preferred Stock..............                   $ 25,000                                                  25,000
Issuance of Common Stock
    Compensation plans...................                         --             2         2,230            --         2,232
                                                            --------      --------      --------      --------      --------
Balance, June 30, 2001 ..................                   $ 25,000      $    205      $168,414      $ 38,062      $233,806
                                                            ========      ========      ========      ========      ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


1.   General

     Effective April 1, 2001, Century Aluminum Company ("Century" or the "Company") completed the acquisition of NSA Ltd. ("NSA") from Southwire Company, a privately-held wire and cable manufacturing company. NSA owns and operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville Facility"). The purchase price was $460,000, plus the assumption of $7,815 in industrial revenue bonds, and is subject to certain post closing adjustments. Simultaneous with the closing, a subsidiary of Glencore International AG (together with its subsidiaries, the "Glencore Group" or "Glencore") effectively purchased a 20% interest in the Hawesville Facility for $99,000. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville Facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the original four potlines and (3) a 20% ownership in a limited liability company which holds certain intangible assets of the Hawesville Facility (such as the alumina and power supply contracts). In connection with the Company's financing of the NSA acquisition, Glencore purchased $25,000 of the Company's convertible preferred stock. Each share of convertible preferred stock entitles the holder to fully cumulative cash dividends of 8% per annum and may be converted, at the holder's option, into the Company's common stock at $17.92 per share. See Note 5 to the Consolidated Financial Statements.

     Century is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. ("Century of West Virginia") and Century Kentucky, Inc. ("Century Kentucky"). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (the "Ravenswood Facility"), and, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 49.67% undivided interest in the property, plant, and equipment comprising the Mt. Holly Facility. Century Kentucky owns an 80% interest in the reduction operations at the Hawesville Facility.

     In addition to the $25,000 of convertible preferred shares, Glencore owns 7,925,000 common shares, or 38.6% of the common shares outstanding of the Company. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and metals risk management.

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


2.   Inventories

     Inventories consist of the following:

                                                  June 30,  December 31,
                                                    2001        2000
                                                 ---------   ---------
          Raw materials ......................   $  44,799   $  27,784
          Work-in-process ....................       7,757       3,286
          Finished goods .....................       9,824       3,859
          Operating and other supplies .......      15,767       9,152
                                                 ---------   ---------
                                                 $  78,147   $  44,081
                                                 =========   =========

     At June 30, 2001 and December 31, 2000, approximately 80% and 79%, respectively, of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of LIFO cost (or market, if lower) over first-in, first-out ("FIFO") cost of inventory was approximately $1,201 at June 30, 2001. The excess of FIFO cost over LIFO cost of inventory was approximately $490 at December 31, 2000.

3.   Intangible Asset

     Intangible asset consists of the power contract acquired in connection with the NSA acquisition. The contract value will be amortized over its term (ten years) using a systematic method that is reflective of the underlying value of the contract.

4.   Debt

     Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends and maintenance of certain financial ratios. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky LLC) and secured by a first priority, perfected security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. Amounts outstanding under the Revolving Credit Facility bear interest, at the Company's option, at either a floating LIBOR rate or Fleet National Bank's base rate, in each case plus the applicable interest margin. The Revolving Credit Facility will mature on April 1, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2001.

     Effective April 1, 2001, in connection with its acquisition of NSA, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. The payment of the

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


principal of, and premium and semi-annual interest on, the Notes is guaranteed by the Company's domestic restricted subsidiaries and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities, in each case to the collateral agent for the benefit of the trustee and the note holders. The Company's interest in the Mt. Holly property, plant and equipment has not been pledged as collateral. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends and maintenance of certain financial ratios. The note guarantees will rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

     Effective April 1, 2001, in connection with its acquisition of NSA, the Company assumed industrial revenue bonds ("IRBs") in the aggregate principal amount of $7,815. Glencore will pay a pro rata portion of the debt service costs of the IRBs through its investment in the Hawesville Facility. The IRBs mature on April 1, 2028, are secured by a letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at June 30, 2001 was 3.1%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

5.   Convertible Preferred Stock

     The Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock (the "Preferred Stock") for a cash purchase price of $25,000. The Preferred Stock has a par value per share of $0.01, a liquidation preference of $50 per share and ranks junior to the Notes, the IRBs, borrowings under the Revolving Credit Facility and all of the Company's other existing and future debt obligations. Following is a summary of the principal terms of the Preferred Stock:

o Dividends. The holders of the Preferred Stock are entitled to receive fully cumulative cash dividends at the rate of 8% per annum per share accruing daily and payable when declared quarterly in arrears.

o Optional Conversion. Each share of Preferred Stock may be converted at any time, at the option of the holder, into shares of the Company's common stock, at a price of $17.92, subject to adjustment for stock dividends, stock splits and other specified corporate actions.

o Voting Rights. The holders of Preferred Stock have limited voting rights to approve: (1) any action by the Company which would adversely affect or alter the preferences and special rights of the Preferred Stock, (2) the authorization of any class of stock ranking senior to, prior to or ranking equally with the Preferred Stock, and (3) any reorganization or reclassification of the Company's capital stock or merger or consolidation of the Company.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


o Optional Redemption. After the third anniversary of the issue date, the Company may redeem the Preferred Stock, at its option, for cash at a price of $52 per share, plus accrued and unpaid dividends to the date of redemption, declining ratably to $50 per share at the end of the eighth year.

o Transferability. The Preferred Stock is freely transferable in a private offering or any other transaction which is exempt from, or not subject to, the registration requirements of the Securities Act of 1933 and any applicable state securities laws.

6.   Contingencies and Commitments

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

     Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remediation measures at a former oil pond area and in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and, in December 1999, submitted to the EPA a RCRA facility investigation ("RFI") evaluating other areas that may have contamination exceeding certain levels. After the RFI is complete, Century of West Virginia will have 60 days within which to submit a corrective measures study ("CMS") to the EPA proposing means of remediating areas that may require cleanup. If any cleanup were required, EPA would issue a subsequent order. The Company believes this process will not be completed before the end of 2001. The Company is aware of some environmental contamination at Ravenswood, and it is likely cleanup activities will be required in two areas of the facility. The Company believes a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


     Prior to the Company's acquisition of Ravenswood, Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the facility for approximately thirty years. Many of the conditions, which Century of West Virginia investigated under the 3008(h) order, exist because of activities which occurred during Kaiser's ownership and operation. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Company's agreement with Kaiser to purchase the Ravenswood Facility (the "Kaiser Purchase Agreement"). In addition, Kaiser retained title to certain land within the Ravenswood premises and is fully responsible for those areas. Under current environmental laws, the Company may be required to remediate any contamination, which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes Kaiser will be liable for some or all of the costs thereof pursuant to the Kaiser Purchase Agreement.

     Under the terms of the Company's agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney or to off site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000.

     The Hawesville Facility has been listed on the National Priorities List under the federal Comprehensive Environmental Response, Compensation and Liability Act. On July 6, 2000, the EPA issued a final Record of Decision ("ROD") which details response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

o removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls ("PCBs");

o    management   and   containment   of  soils  and  sediments   with  low  PCB
     contamination in certain areas on-site; and

o the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

     The total capital costs for the remedial actions to be undertaken and paid for by Southwire relative to this site are estimated under the ROD to be $12,600 and the forecast of annual operating and maintenance costs is $1,200. Under the Company's agreement with Southwire to purchase NSA, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


maintenance obligations under the ROD. Although Southwire is responsible for operating and maintaining the ground water treatment system required under the ROD, the Company agreed to reimburse Southwire up to $400 annually for the cost of extracting and treating contaminated ground water on the site. Under the terms of the Company's agreements with Glencore relating to the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

     If on-site environmental liabilities relating to NSA's pre-closing activities that were not known to exist as of the date of the closing of the acquisition become known within six years after the closing, the Company and Glencore, based on each companys' respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after the sixth anniversary of the closing of the NSA acquisition will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility.

     The Company acquired NSA by purchasing all of the outstanding equity securities of its parent company, Metalsco, which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to NSA, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility.
Gaston and all other non-NSA assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the NSA acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing NSA's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by NSA which pre-date the closing of the acquisition.

     Under the terms of the Company's agreement to purchase NSA, Southwire secured its indemnity obligations for environmental liabilities for seven years after the closing by posting a $15,000 letter of credit issued in our favor, with an additional $15,000 to be posted if Southwire's net worth drops below a pre-determined level during that period. The Company's indemnity rights under the agreement are shared pro rata with Glencore. The amount of security Southwire provides may increase (but not above $15,000 or $30,000, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

     The Company, together with all other past and present owners of an alumina facility at St. Croix, Virgin Islands, has entered into an Administrative Order on Consent with the Environmental Protection Agency (the "Order") pursuant to which the signatories have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage oil floating on top of groundwater underlying the facility. Recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will compensate the other signatories by paying them the fair market value for the petroleum recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed -Vialco Asset Purchase Agreement. The Company also gave certain environmental indemnity rights to St. Croix Alumina, LLC ("St. Croix"), an indirect affiliate of Alcoa, Inc., when it sold the facility to St. Croix. Those rights extend only to environmental conditions arising from Vialco's operation of the facility and then only after St. Croix has spent $300 on such conditions. Management does not believe Vialco will have any indemnification obligation to St. Croix arising out of the Order. Further, management does not believe Vialco's liability under this Order will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $900 at June 30, 2001 and December 31, 2000. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

Legal Contingencies

     Century of West Virginia was a named defendant (along with many other companies) in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood Facility have been settled as to the Company and as to Kaiser. Approximately 10 of those civil actions alleged exposure during the period the Company owned the Ravenswood Facility, and the Company has agreed to settlements aggregating less than $10. The Company is awaiting receipt of final documentation of those settlements and entry of dismissal orders. Management believes there are no pending asbestos cases against the Company which have not been settled.

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

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Ravenswood Facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. During 2000, the Company filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage and has received partial settlement of approximately $6,100. During 2001, the Company expects to receive an additional $2,400 as final settlement of the claim.

Commitments

     The Company purchases all of the electricity requirements for the Ravenswood Facility from Ohio Power at a fixed price pursuant to a power supply agreement, which terminates on July 31, 2003. Power for Mt. Holly is provided under a contract with the South Carolina Public Service Authority that expires on December 31, 2005. That contract provides fixed pricing subject to system fuel cost adjustments. The Hawesville Facility currently purchases all of its power from Kenergy Corp., a local retail electric cooperative, under a series of power supply contracts. Kenergy acquires the power it provides to the Hawesville Facility under fixed-price contracts with a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. Approximately 72% of the power is purchased from Kenergy at fixed prices under a contract which runs through 2010. The remaining 28% is purchased under other fixed price contracts with Kenergy which expire at various times from 2003 to 2005.

     The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the LME ("London Metals Exchange") exceeds specified levels during the seven years following closing of the NSA acquisition.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


Other

     Century of West Virginia's hourly employees, which comprise 37% of the Company's workforce are represented by the United Steelworkers of America and are currently working under a four-year labor agreement effective June 1, 1999.

     Century of Kentucky's hourly employees, which comprise 41% of the Company's workforce are represented by the United Steelworkers of America and are currently working under a five-year labor agreement effective April 1, 2001.

7.   Forward Delivery Contracts and Financial Instruments

     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

     In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Pechiney Metal Agreement") with Pechiney that expires July 31, 2003 with provisions for extension. Pursuant to the Pechiney Metal Agreement, Pechiney purchases, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum at a price determined by a market-based formula.

     Subsequent to the Company's purchase of an additional 23% interest in the Mt. Holly Facility from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices for the first two years of the Glencore Metal Agreement are determined by a market-based formula while the remaining eight years are at a fixed price as defined in the agreement.

     In connection with the NSA acquisition in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville Facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract, which will represent approximately 57% of the production capacity of the Hawesville Facility through April 2006. The price for the molten aluminum to be delivered to Southwire from the Hawesville Facility is variable and will be determined by reference to the U.S. Midwest Market Index. This agreement expires on April 1, 2011, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
350.5 million pounds and 50.3 million pounds of primary aluminum at June 30, 2001 and December 31, 2000, respectively. Of these forward delivery contracts,
8.9 million pounds and 14.7 million pounds at June 30, 2001 and December 31, 2000, respectively, were with the Glencore Group.

     The Company is party to a long-term supply agreement to purchase 936.0 million pounds of alumina annually through the end of 2001. Beginning on January 1, 2002, that agreement will be replaced by new long-term alumina supply agreements with Glencore. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of NSA, the Company assumed an alumina supply agreement with Kaiser. That agreement expires in 2005 and is a variable-priced market based contract.

     To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At June 30, 2001 and December 31, 2000, the Company had financial instruments, primarily with the Glencore Group, for 383.3 million pounds and 453.5 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2001 through 2003. The Company also had fixed price financial purchase contracts to purchase aluminum at June 30, 2001 of 1.8 million pounds. These financial instruments are scheduled for settlement during 2001. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2000. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2001, the Company had financial instruments for 3.8 million DTH's (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2001 through 2005.

8.   Supplemental Cash Flow Information

                                                   Six Months Ended
                                                       June 30,
                                                 ---------------------
                                                    2001        2000
                                                 ---------   ---------
          Cash paid for:
                Interest .....................   $       1   $     158
                Income taxes .................         382         406
          Cash received for:
               Interest ......................         549       1,668
               Income tax refunds ............   $      30   $  12,957

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


9.   Acquisitions

     Effective April 1, 2001, the Company completed the acquisition of NSA, an entity that operates a 237,000 metric ton per year aluminum reduction operation in Hawesville, Kentucky. The purchase price was $460,000 plus the assumption of $7,815 in IRBs and is subject to certain post closing adjustments. See Note 1 to the Consolidated Financial Statements for additional details relating to the NSA acquisition. The Company financed the NSA acquisition with: (i) proceeds from the sale of its Notes, (ii) proceeds from the sale of its Preferred Stock to Glencore, (ii) proceeds from the sale to Glencore of a 20% interest in the Hawesville Facility, and (iv) available cash. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville Facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the original four potlines and (3) a 20% ownership in a limited liability company which holds certain intangible assets of the Hawesville Facility (such as the alumina and power supply contracts). The Company accounted for the NSA acquisition using the purchase method of accounting. This purchase price allocation is preliminary. See Notes 4 and 5 to the Consolidated Financial Statements for additional information about the financing of the NSA acquisition.

     Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in the Mt. Holly Facility to 49.67% by purchasing a 23% undivided interest from a subsidiary of Xstrata AG, ("Xstrata") a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains the Mt. Holly Facility (the "Operating Partnership", and together with the Mt. Holly Facility, the "Mt. Holly Assets"). Prior to Berkeley's purchase of the Mt. Holly Assets, it held a 26.67% undivided interest in the Mt. Holly Assets. Glencore is a major shareholder of Xstrata. The purchase was completed pursuant to an asset purchase agreement dated as of March 31, 2000 (the "Mt. Holly Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for the Xstrata's interest in Mt. Holly Assets was $94,734. Under the terms of the Mt. Holly Purchase Agreement, Berkeley also agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Mt. Holly Purchase Agreement were determined through arms-length negotiations between the parties. The Company used available cash to complete the purchase and the acquisition was accounted for using the purchase method.

     The following schedule represents the unaudited pro forma results of operations for the six months ended June 30, 2001 and 2000 assuming the acquisitions occurred on January 1, 2000. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                                                       Six months ended June 30,
                                                           2001        2000
                                                        ---------   ---------
                                                             (unaudited)

          Net sales .................................   $ 385,533   $ 392,119
          Net income ................................       3,769      12,034
          Net income available to common shareholders       2,769      11,034
          Earnings per share ........................   $    0.14   $    0.54

10.  New Accounting Standards

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of the changes in the fair value of the cash flow hedges are recognized in earnings. Effectiveness of hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instrument with the changes in the fair value of the hedged item. If the correlation ceases to exist, hedge accounting will be terminated and gains and losses on forward sales contracts will be recorded as net gains (losses) on forward contracts in the Statement of Operations.

     As of January 1, 2001, the Company's financial instruments were designated as cash flow hedges. As these financial instruments had not been recorded as hedges prior to the adoption of SFAS No. 133, there was no transition adjustment upon adoption. As of June 30, 2001, accounts receivable and other long-term assets included $9,142, and accrued and other liabilities included $5,909, representing the fair value of the Company's financial instruments. Based on the fair value of the Company's financial instruments as of June 30, 2001, accumulated other comprehensive income of $2,307 is expected to be reclassified to earnings over the next twelve month period.

     The Financial Accounting Standards Board's (the "FASB") Derivatives Implementation Group (the "DIG") continues to identify and provide guidance on various implementation issues related to SFAS Nos. 133 and 138 that are in varying stages of review and clearance by the DIG and FASB. The Company has adopted all DIG guidance that was required to be implemented by June 30, 2001. The Company is currently evaluating the impact of pending DIG guidance and has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 141 on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which becomes effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a manufacturer of primary aluminum. The aluminum industry is highly cyclical and the market price of aluminum (which trades as a commodity) is volatile from time to time. The principal elements comprising the Company's cost of goods sold are raw materials, energy and labor. The major raw materials and energy sources used by the Company in its production process are alumina, coal tar, pitch, petroleum coke, aluminum fluoride and electricity.

     The Company produces t-ingot, rolling ingot, extrusion billet and foundry ingot. Substantial portions of the Company's shipments are to a related party (the Glencore Group).

     Because a majority of the Company's costs are fixed, the Company's results of operations are sensitive to changes in the market price of aluminum and to fluctuations in volume. The market price for primary aluminum declined slightly during the second quarter of 2001 compared to the first quarter.

     A shortage of electrical power at affordable rates is continuing to cause a number of the Company's competitors to curtail production at certain of their reduction facilities. Due to the Company's use of fixed contract pricing for its power needs, no such curtailment is anticipated at any of the Company's facilities.

Acquisitions

     Effective April 1, 2001, the Company completed the acquisition of NSA from Southwire Company, a privately-held wire and cable manufacturing company. NSA owns and operates the Hawesville Facility, an aluminum reduction operation in Hawesville, Kentucky. The purchase price was $460.0 million plus the assumption of $7.8 million in industrial revenue bonds and is subject to certain post closing adjustments. See Note 1 to the Consolidated Financial Statements appearing in Part I, Item 1. In connection with its financing of the transaction, the Company issued to certain institutional investors $325.0 million of its senior secured first mortgage notes due 2008 in a private offering exempt from registration under the Securities Act of 1933 and sold to Glencore $25.0 million of its convertible preferred stock. See Notes 1, 4 and 5 to the Consolidated Financial Statements appearing in Part I, Item 1.

     On April 1, 2000, the Company purchased an additional 23% interest in the Mt. Holly Facility for cash consideration of $94.7 million. This purchase increased Century's ownership in the Mt. Holly Facility to 49.67%. The Mt. Holly Facility has the capacity to produce up to 480 million pounds of primary aluminum per year. Century's ownership represents 238.4 million pounds of this capacity.

Results of Operations

     The second quarter of 2001 includes the results of operations of the Company's 80 percent share in the Hawesville Facility, which was acquired on April 1, 2001.

     Century's financial highlights include (in thousands, except per share data):

                                            Three months ended              Six months ended
                                                  June 30,                       June 30,
                                         -------------------------       -------------------------
                                            2001            2000            2001            2000
                                         ---------       ---------       ---------       ---------
Net sales
   Third-party customers ...........     $ 159,128       $  72,943       $ 243,218       $ 144,726
   Related party customers .........        29,791          36,122          56,391          60,788
                                         ---------       ---------       ---------       ---------
Total ..............................       188,919         109,065         299,609         205,514

Net income .........................     $   1,343       $   6,897       $   4,494       $  12,524
Net income available to
    common shareholders ............     $     843       $   6,897       $   3,994       $  12,524
Earnings per share - basic .........     $    0.04       $    0.34       $    0.20       $    0.62

     Net sales. Net sales for the three months ended June 30, 2001 increased 73.3% to $188.9 million from $109.1 million for the same period in 2000. The increase was primarily the result of the increased volumes from the Company's 80% interest in Hawesville Facility beginning on April 1, 2001. Net sales for the six months ended June 30, 2001 increased 45.8% to $299.6 million from $205.5 million for the six months ended June 30, 2000. The increase was primarily the result of increased volumes from the Hawesville Facility and the additional 23% interest in the Mt. Holly Facility beginning April 1, 2000.

     Gross profit. Gross profit for the three months ended June 30, 2001 increased $8.4 million to $16.3 million from $7.9 million for the three months ended June 30, 2000. The increase was primarily the result of gross margins on sales volume from the Hawesville Facility and was partially offset by a $0.8 million charge for a non-recurring electrical power surcharge at the Mt. Holly Facility. For the six months ended June 30, 2001 gross profit increased $8.7 million to $24.7 million from $16.0 million for the same period in 2000. The increase was also primarily the result of gross margins on sales volume from the Company's additional interest in the Mt. Holly Facility beginning in April 2000 and the NSA acquisition beginning in April 2001 and was partially offset by the electrical power surcharge of $3.0 million at the Mt. Holly Facility during first half of 2001 and the lower of cost or market reserves charge of $1.6 million during the first half of 2000.

     Selling,   general  and  administrative   expenses  Selling,   general  and
administrative expenses for the three months ended June 30, 2001 increased to $5.3 million from $3.1 million for the three months ended June 30, 2000. This increase was primarily the result of the inclusion of NSA's selling, general and administrative expenses for the three months ended June 30, 2001. For the six months ended June 30, 2001 selling, general and administrative expenses increased to $8.9 million from $6.5 million for the six months ended June 30, 2000. This increase was primarily a result of the inclusion of NSA's selling, general and administrative expenses following the NSA acquisition in April 2001.

     Operating income. Operating income for the three and six months ended June 30, 2001 was $11.0 million and $15.8 million, respectively. This compares with operating income of $4.8 million and $9.6 million for the three and six months ended June 30, 2000. Operating income increased for the reasons discussed above.

     Gain On Sale of Fabricating Businesses. For the three and six months ended June 30, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded.

     Net Interest Income or Expense. Net interest expense during the three and six months ended June 30, 2001 was $10.3 million and $10.0 million, respectively. This compares with net interest income of $0.3 and $1.5 million, respectively, for the same periods in 2000. The change in interest was a result of using available cash to fund the acquisition of an additional interest in the Mt. Holly Facility in April 2000 and the borrowings required to fund the NSA acquisition in April 2001.

     Net Gains/Losses on Forward Contracts. For the six months ended June 30, 2001 the Company recorded a loss on forward contracts of $0.2 million. For the three and six months ended June 30, 2000 the Company recorded a loss of $2.3 million and a gain of $0.5 million, respectively. The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.138, effective January 1, 2001. See Note 10 to the Consolidated Financial Statements appearing in Part I, Item 1. Most of the Company's forward delivery contracts qualify for the normal purchase and sale exemption provided by SFAS No.138. The Company's forward financial sales contracts, which were previously recorded at fair value through the statement of operations, have been designated as cash flow hedges as of January 1, 2001. To the extent our cash flow hedges are effective, unrealized gains and losses on forward sales contracts will no longer be reported in the statement of operations, but rather will be reported in accumulated other comprehensive income on a net of tax basis and reclassified into earnings when realized.

     Other Income/Expense. Other income/expense for the three and six months ended June 30, 2001 was $0.1 million income and $0.1 million expense, respectively. This compares with other income of $2.8 million and $2.9 million for the same periods in 2000. The change in other income resulted from the receipt of $3.0 million during the quarter ended June 30, 2000 in partial settlement of the Company's business interruption and property damage claim with its insurance carrier. The claim was a result of the illegal work stoppage at the Ravenswood Facility in August 1999.

     Tax Provision/Benefit. Income tax expense for the three and six months ended June 30, 2001 was $.1 million and $1.9 million, respectively. This compares with an income tax expense of $3.9 million and $7.1 million for the same periods in 2000. The change in income taxes was a result of lower pre-tax income in 2001.

     Net Income before Minority Interest. The Company had net income before minority interest of $0.5 million and $3.7 million during the three and six months ended June 30, 2001 compared to net income of $6.9 million and $12.5 million during the comparable 2000 periods. Net income before minority interest decreased for the reasons discussed above.

Liquidity and Capital Resources

     Working capital amounted to $83.1 million and $76.7 million at June 30, 2001 and December 31, 2000, respectively. The Company's liquidity requirements arise primarily from working capital needs, capital investments and debt service.

     The Company's statements of cash flows for the six months ended June 30, 2001 and 2000 are summarized below (dollars in thousands):

                                                            2001         2000
                                                         ---------    ---------

          Net cash from operating activities .........   $  25,089    $  26,034
          Net cash used in investing activities ......    (370,824)     (93,462)
          Net cash from (used in) financing activities     328,126       (2,136)
                                                         ---------    ---------
          Increase (decrease) in cash ................   $ (17,609)   $ (69,564)
                                                         =========    =========

     Operating activities generated $25.1 million in net cash during the first six months of 2001 as a result of increases in operating income, reductions in investment in inventory and increases in accrued liabilities which were partially offset by increases in accounts receivable and reductions in trade payables. In the first six months of 2000, operating activities generated $26.0 million in net cash primarily as a result of a reduction in the investment in inventory and a tax refund of $12.9 million.

     The Company's net cash used for investing activities was $370.8 million during the first six months of 2001. The cash was used primarily for the NSA acquisition and was partially offset by the proceeds from the sale to Glencore of the minority interest in the Hawesville Facility. The Company's net cash used in investing activities was $93.5 million during the first six months of 2000. The cash was used primarily for the acquisition of an additional interest in the Mt. Holly Facility in April 2000.

     Net cash provided from financing activities was $328.1 million during the first six months of 2001. The cash from financing activities was primarily from borrowings and the issuance of preferred stock related to the NSA acquisition. The net cash used by financing activities during the first six months of 2000 was $2.1 million, which was used to fund the dividend payment for the first half of 2000.

     Effective April 1, 2001, the Company, through its wholly-owned subsidiary Century Kentucky, Inc., completed the acquisition from Southwire Company of NSA, which owns the Hawesville Facility. The purchase price was $460.0 million plus the assumption of $7.8 million in industrial revenue bonds and is subject to certain post closing adjustments. Simultaneous with the closing, Glencore effectively purchased a 20% undivided interest in the Hawesville Facility for $99.0 million. See Note 1 to the Consolidated Financial Statements appearing in
Part I, Item 1.

     Effective April 1, 2001, the Company issued $325.0 million of 11 3/4 percent senior secured first mortgage notes due 2008 to certain institutional investors. The Notes were sold in a private placement under Rule 144A of the Securities Act of 1933 and the proceeds were used to finance the NSA acquisition and related fees and expenses. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends and maintenance of certain financial ratios. See Note 4 to the Consolidated Financial Statements appearing in Part I, Item 1. In connection with the NSA acquisition, the Company also sold to Glencore $25 million of its Preferred Stock. See Note 5 to the Consolidated Financial Statements appearing in Part I, Item 1.

     Effective April 1, 2001 and in connection with the NSA acquisition, the Company assumed industrial revenue bonds in the aggregate principal amount of $7.8 million. Glencore will pay a pro rata portion of the debt service costs through its investment in the Hawesville Facility. See Note 4 to the Consolidated Financial Statements appearing in Part I, Item 1.

     Effective April 1, 2001, the Company entered into a $100.0 million Revolving Credit Facility with a syndicate of banks. The Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. As of June 30, 2001, there were no outstanding borrowings under the Revolving Credit Facility. See Note 4 to the Consolidated Financial Statements appearing in Part I, Item 1.

     Effective April 1, 2000, the Company, through its wholly owned indirect subsidiary Berkeley, purchased an additional 23% interest in the Mt. Holly Facility. The aggregate purchase price was $94.7 million, subject to certain post-closing adjustments. The Company used available cash to complete the purchase.

     The Company believes that cash flows from operations and funds that will be available under its bank agreements will be sufficient to meet its working capital requirements, capital expenditures and debt service requirements in the near term and for the foreseeable future.

Environmental Expenditures and Other Contingencies

     The Company has incurred and, in the future, will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.9 million at June 30, 2001 and December 31, 2000. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations have changed rapidly in recent years and the Company may become subject to more stringent environmental laws and regulations in the future. In addition, the Company may be required to conduct remediation activities in the future pursuant to various orders issued by the EPA and West Virginia Department of Environmental Protection. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     See Note 6 to Consolidated  Financial  Statements appearing in Part I, Item
1.

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

     As of June 30, 2001 the Company's forward delivery contracts qualified for the normal purchase and sale exemption provided in SFAS No. 138. The Company's primary aluminum financial instruments, which were previously recorded at fair value through the statement of operations, were designated as cash flow hedges as of January 1, 2001 and accordingly, to the extent the Company's cash flow hedges are effective, unrealized gains and losses are reflected as accumulated other comprehensive income net of tax while realized gains and losses are recorded as revenue. The Company's natural gas financial instruments, which are designated as cash flow hedges, were recorded at fair value on the balance sheet as of December 31, 2000 and June 30, 2001. No transition adjustment was required upon adoption of SFAS 133. As of June 30, 2001, the Company reported a balance in accumulated other comprehensive income of $2.1 million.

     The Financial Accounting Standards Board's (the "FASB") Derivatives Implementation Group (the "DIG") continues to identify and provide guidance on various implementation issues related to SFAS Nos. 133 and 138 that are in varying stages of review and clearance by the DIG and FASB. The Company has adopted all DIG guidance that was required to be implemented by June 30, 2001. The Company is currently evaluating the impact of pending DIG guidance and has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 141 on its financial position and results of operations.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which becomes effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 142 on its financial position and results of operations.

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

     In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into the Pechiney Metal Agreement, pursuant to which Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a price determined by a market-based formula. Subsequent to the Company's purchase of an additional 23% interest in the Mt. Holly Facility from Xstrata, and effective April 1, 2000, the Company entered into the Glencore Metal Agreement pursuant to which it sells to Glencore
110.0 million pounds of primary aluminum products per year. In connection with the NSA acquisition in April 2001, the Company entered into the Southwire Metal Agreement pursuant to which Southwire purchases 240 million pounds of the high-purity molten aluminum produced at the Hawesville Facility, along with an additional 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement. See Note 7 to the Consolidated Financial Statements appearing in Part I, Item 1.

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement the Company had forward delivery contracts to sell
350.5 and 50.3 million pounds of primary aluminum at June 30, 2001 and December 31, 2000, respectively. Of these forward delivery contracts, 8.9 million pounds and 14.7 million pounds at June 30, 2001 and December 31, 2000, respectively, were with the Glencore Group.

     The Company is party to a long-term supply agreement to purchase 936.0 million pounds of alumina annually through the end of 2001. Beginning January 2, 2002, that agreement will be replaced by new long-term supply agreements with Glencore. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. The alumina supply agreement terminates in 2008. As part of its NSA acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract.

     At June 30, 2001, the Company had entered into 383.3 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2001 and 2003. The Company had forward commitments to purchase aluminum at June 30, 2001 of 1.8 million pounds. These financial instruments are scheduled for settlement during 2001. The Company had no forward commitments to purchase aluminum at December 31, 2000. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2001, the Company had financial instruments for 3.8 million DTH (one decatherm, or DTH, is equivalent to one million British Thermal Units or DTUs). These financial instruments are scheduled for settlement at various dates in 2001 through 2005.

     On a hypothetical basis a $0.01 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $2.4 million on accumulated other comprehensive income for the six months ended June 30, 2001 as a result of the forward primary aluminum financial sale contracts entered into by the Company at June 30, 2001. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products.

     On a hypothetical basis, a $0.50 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.8 milllion on accumulated other comprehensive income for the six months ended June 30, 2001 as a result of the forward natural gas financial purchase contracts entered into by the Company at June 30, 2001.

     Effective January 1, 2001, to the extent the Company's cash flow hedges are effective, unrealized gains and losses on marking forward financial sales contracts to market will be reported in accumulated other comprehensive income until settled, rather than in the Statement of Operations.

     Century monitors its overall position, and its metals and natural gas risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

Interest Rates

     The Company is exposed to interest rate volatility with regard to its industrial revenue bonds of $7.8 million at June 30, 2001. The interest rate varies based on prevailing rates for similar bonds in the bond market. A hypothetical 1% increase in the interest rate would increase annual interest expense by $0.1 million.

                           Part II. OTHER INFORMATION

Item 1. Legal Proceedings - None.

Item 2. Changes in Securities and Use of Proceeds

(b) Effective April 1, 2001, the Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock for a cash purchase price of $25.0 million in a private offering exempt from registration under the Securities Act of 1933. See Note 5 of the Consolidated Financial Statements in
Part I, Item 1.

Item 4. Submission of Matters to a Vote of Stockholders - None.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

     The following exhibits are filed with this report on Form 10-Q:

    Exhibit Number  Description
    --------------  -----------

         10.1 Revolving Credit Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as
                    Arranger, and Credit Suisse First Boston, Inc. as Syndication Agent.

         10.2 Collective Bargaining Agreement, effective April 2, 2001, between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC.

         10.3 Owners Agreement, dated as of April 2, 2001, between NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum of Kentucky LLC.

         10.4       Shared  Services  Agreement,  dated  April 2,  2001,  by and
                    between  Century  Aluminum  Company,   NSA,  Ltd.,  Glencore
                    Acquisition I LLC and Southwire Company.

         10.5       1996 Stock Incentive Plan, as amended through June 28, 2001


(b) The Company filed an 8-K on April 17, 2001, which under Item 2 thereto, disclosed: (i) the Company's recent acquisition of NSA, Ltd. and its aluminum reduction facility in Hawesville, Kentucky, and (ii) the concurrent sale to Glencore of a 20% interest in the Hawesville Facility and related rights. On May 11, 2001, the Company filed an amendment to its Form 8-K filed on April 17, 2001, which furnished the financial statements and pro forma financial information for NSA as required by Item 7 of Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Century Aluminum Company

     Date:  August 14, 2001        By:             /s/ Craig A. Davis
            -------------------        -----------------------------------------
                                                     Craig A. Davis
                                            Chairman/Chief Executive Officer


     Date:  August 14, 2001        By:            /s/ David W. Beckley
            -------------------        -----------------------------------------
                                                    David W. Beckley
                                        Executive Vice-President/Chief Financial
                                                         Officer

Exhibit Index

    Exhibit Number  Description
    --------------  -----------

         10.1 Revolving Credit Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as
                    Arranger, and Credit Suisse First Boston, Inc. as Syndication Agent.

         10.2       Collective Bargaining Agreement,  effective April  2,  2001,
                    between  Century   Aluminum   of   Kentucky,   LLC  and  the
                    United Steelworkers of America, AFL-CIO-CLC.

         10.3 Owners Agreement, dated as of April 2, 2001, between NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum of Kentucky LLC.

         10.4       Shared  Services  Agreement,  dated  April 2,  2001,  by and
                    between  Century  Aluminum  Company,   NSA,  Ltd.,  Glencore
                    Acquisition I LLC and Southwire Company.

         10.5       1996 Stock Incentive Plan, as amended through June 28, 2001