Form 10-Q
period 2001-09-30
CENTURY ALUMINUM CO
filed 2001-11-14
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2001.

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]        No [  ]

     The registrant had 20,513,287 shares of common stock outstanding at October 31, 2001.

                            CENTURY ALUMINUM COMPANY

                     Index to Quarterly Report on Form 10-Q
                    For the Quarter Ended September 30, 2001

                         Part I - Financial Information
                                                                          Page
                                                                         Number

Item 1 -  Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
          and December 31, 2000..........................................    1

          Consolidated Statements of Operations for the three months
          and nine months ended September 30, 2001 and 2000..............    2

          Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2001 and 2000..............................    3

          Consolidated Statement of Shareholders' Equity for the
          nine months ended September 30, 2001...........................    4

          Notes to the Consolidated Financial Statements.................   5-20

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  21-30

Item 3 -  Quantitative and Qualitative Disclosures About Market Risk.....  31-33


                       Part II - Other Information

Item 1 -  Legal Proceedings..............................................    34

Item 2 -  Change in Securities and Use of Proceeds.......................    34

Item 4 -  Submission of Matters to a Vote of Stockholders................    34

Item 6 -  Exhibits and Reports on Form 8-K...............................    34

Signatures...............................................................    35

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                               September 30, December 31,
                                                                                   2001         2000
                                                                                 --------     --------
                                                         ASSETS
Current Assets:
     Cash ....................................................................   $ 32,085     $ 32,962
     Accounts receivable, trade - net ........................................     61,170       31,119
     Due from affiliates .....................................................     21,678       15,672
     Inventories .............................................................     73,748       44,081
     Prepaid and other assets ................................................      7,843        9,487
                                                                                 --------     --------
         Total current assets ................................................    196,524      133,321
Property, Plant and Equipment - net ..........................................    428,041      184,526
Intangible Asset .............................................................    151,845           --
Due from affiliates - Less current portion ...................................     10,733           --
Other Assets .................................................................     32,931       15,923
                                                                                 --------     --------
         Total ...............................................................   $820,074     $333,770
                                                                                 ========     ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable, trade .................................................   $ 47,104     $ 30,072
     Due to affiliates .......................................................      1,614        3,985
     Industrial revenue bonds ................................................      7,815           --
     Accrued and other current liabilities ...................................     43,865       17,739
     Accrued employee benefits costs - current portion .......................      6,106        4,824
                                                                                 --------     --------
         Total current liabilities ...........................................    106,504       56,620
                                                                                 --------     --------

Long Term Debt ...............................................................    321,352           --
Accrued Pension Benefits Costs - Less current portion ........................      4,040        3,656
Accrued Postretirement Benefits Costs - Less current portion .................     64,808       42,170
Other Liabilities ............................................................     10,871        6,560
Deferred Taxes ...............................................................     50,007       22,125
                                                                                 --------     --------
         Total noncurrent liabilities ........................................    451,078       74,511
                                                                                 --------     --------

Minority Interest ............................................................     25,086           --

Shareholders' Equity:
     Convertible preferred stock .............................................     25,000           --
     Common stock (one cent par value, 50,000,000 shares authorized;
       20,513,287 shares outstanding at September 30, 2001 and 20,339,203
       at December 31, 2000) .................................................        205          203
     Additional paid-in capital ..............................................    168,414      166,184
     Accumulated other comprehensive income ..................................     11,093           --
     Retained earnings .......................................................     32,694       36,252
                                                                                 --------     --------
         Total shareholders' equity ..........................................    237,406      202,639
                                                                                 --------     --------
         Total ...............................................................   $820,074     $333,770
                                                                                 ========     ========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                        Three months ended       Nine months ended
                                                           September 30,            September 30,
                                                     ----------------------    ----------------------
                                                        2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
NET SALES:
   Third-party customers .........................   $ 156,638    $  78,419    $ 399,856    $ 223,145
   Related parties ...............................      26,733       32,684       83,124       93,472
                                                     ---------    ---------    ---------    ---------
                                                       183,371      111,103      482,980      316,617
COST OF GOODS SOLD ...............................     178,459      103,026      453,319      292,500
                                                     ---------    ---------    ---------    ---------
GROSS PROFIT .....................................       4,912        8,077       29,661       24,117

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES .....       5,585        3,370       14,511        9,825
                                                     ---------    ---------    ---------    ---------
OPERATING INCOME (LOSS) ..........................        (673)       4,707       15,150       14,292

GAIN ON SALE OF FABRICATING BUSINESSES ...........          --           --           --        5,156
INTEREST INCOME (EXPENSE) - Net ..................     (10,258)         399      (20,249)       1,887
NET GAIN (LOSS) ON FORWARD CONTRACTS .............          --       (1,116)        (176)        (641)
OTHER INCOME (EXPENSE) ...........................       3,264         (127)       3,203        2,738
                                                     ---------    ---------    ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES ................      (7,667)       3,863       (2,072)      23,432

INCOME TAX (EXPENSE) BENEFIT .....................       3,015          486        1,104       (6,559)
                                                     ---------    ---------    ---------    ---------
NET INCOME (LOSS) BEFORE MINORITY INTEREST .......      (4,652)       4,349         (968)      16,873

MINORITY INTEREST, NET OF TAX ....................         810           --        1,620           --
                                                     ---------    ---------    ---------    ---------
NET INCOME (LOSS) ................................      (3,842)       4,349          652       16,873

PREFERRED DIVIDENDS ..............................        (500)          --       (1,000)          --
                                                     ---------    ---------    ---------    ---------


NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $  (4,342)   $   4,349    $    (348)   $  16,873
                                                     =========    =========    =========    =========

EARNINGS (LOSS) PER COMMON SHARE
   Basic .........................................   $   (0.21)   $    0.21    $   (0.02)   $    0.83
   Diluted .......................................   $   (0.21)   $    0.21    $   (0.02)   $    0.83

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   Basic .........................................      20,513       20,339       20,459       20,339
                                                     =========    =========    =========    =========
   Diluted .......................................      20,513       20,399       20,459       20,405
                                                     =========    =========    =========    =========
DIVIDENDS PER COMMON SHARE .......................   $    0.05    $    0.05    $    0.15    $    0.15
                                                     =========    =========    =========    =========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                    Nine months ended
                                                                     September 30,
                                                                    2001        2000
                                                                 ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................   $     652    $ 16,873
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
       Depreciation and amortization .........................      30,422      10,726
       Deferred income taxes .................................         183       5,439
       Pension and other postretirement benefits .............       5,703       2,092
       Inventory market adjustment ...........................       3,175       1,631
       Gain on sale of fabricating businesses ................          --      (5,156)
       Minority Interest .....................................      (2,613)         --
       Change in operating assets and liabilities:
           Accounts receivable, trade - net ..................      (5,106)      6,353
           Due from affiliates ...............................       5,347       7,931
           Inventories .......................................       4,079       5,541
           Prepaids and other assets .........................         (15)     (2,859)
           Accounts payable, trade ...........................      (8,776)     (6,531)
           Due to affiliates .................................      (2,138)       (943)
           Accrued and other current liabilities .............      14,877     (13,594)
           Other - net .......................................       1,071      12,673
                                                                 ---------    --------
       Net cash provided by operating activities .............      46,861      40,176
                                                                 ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment .................      (9,257)    (10,039)
   Proceeds from sale of property, plant and equipment .......          22          --
   Divestitures ..............................................      98,971          --
   Acquisitions ..............................................    (464,176)    (94,734)
   Restricted cash deposits ..................................          --       5,642
                                                                 ---------    --------
       Net cash used in investing activities .................    (374,440)    (99,131)
                                                                 ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ................................................     321,352          --
   Financing fees ............................................     (15,440)         --
   Dividends .................................................      (4,210)     (3,153)
   Issuance of preferred stock ...............................      25,000          --
                                                                 ---------    --------
       Net cash provided by (used in) financing activities ...     326,702      (3,153)
                                                                 ---------    --------
NET INCREASE (DECREASE) IN CASH ..............................        (877)    (62,108)

CASH, BEGINNING OF PERIOD ....................................      32,962      85,187
                                                                 ---------    --------
CASH, END OF PERIOD ..........................................   $  32,085    $ 23,079
                                                                 =========    ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                  Additional                 Total
                                              Comprehensive  Preferred   Common     Paid-in    Retained  Shareholders'
                                                 Income        Stock      Stock     Capital    Earnings      Equity
                                                 ------        -----      -----     -------    --------      ------
Balance, December 31, 2000.................                              $    203   $ 166,184  $ 36,252     $  202,639

Comprehensive Income - 2001
    Net Income - 2001......................    $       652                                          652            652
    Other Comprehensive Income:
       Unrealized gain on financial
       instruments, net of tax of $6,130            11,093                                                      11,093
                                               -----------
    Total comprehensive income.............    $    11,745
Dividends -
    Common, $0.15 per share................                                                      (3,210)        (3,210)
    Preferred, $2 per share................                                                      (1,000)        (1,000)

Issuance of Preferred Stock................                   $ 25,000                                          25,000
Issuance of Common Stock
    Compensation plans.....................                         --          2       2,230        --          2,232
                                                              --------   --------   ---------  --------     ----------
Balance, September 30, 2001................                   $ 25,000   $    205   $ 168,414 $  32,694     $  237,406
                                                              ========   ========   =========  ========     ==========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


1.   General

     Effective April 1, 2001, Century Aluminum Company ("Century" or the "Company") completed the acquisition of NSA Ltd. ("NSA") from Southwire Company, a privately-held wire and cable manufacturing company. NSA owns and operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville Facility"). The purchase price was $460,000, plus the assumption of $7,815 in industrial revenue bonds, and is subject to certain post closing adjustments. Simultaneous with the closing, a subsidiary of Glencore International AG (together with its subsidiaries, the "Glencore Group" or "Glencore") effectively purchased a 20% interest in the Hawesville Facility for $99,000 plus the assumption of a proportionate share of the Hawesville Facility's industrial revenue bonds and post closing payments. The Glencore 20% interest consists of
(1) title to the recently added fifth potline at the Hawesville Facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the original four potlines and (3) a 20% ownership in a limited liability company (the "LLC") which holds certain intangible and other assets of the Hawesville Facility (such as the alumina and power supply contracts). In connection with the Company's financing of the NSA acquisition, Glencore purchased 500,000 shares of the Company's convertible preferred stock for $25,000. Each share of convertible preferred stock entitles the holder to cumulative cash dividends of 8% per annum and may be converted, at the holder's option, into the Company's common stock at $17.92 per share. See
Note 5 to the Consolidated Financial Statements.

     With respect to the NSA acquisition, the Company has recorded the property, plant and equipment that it owns directly (potlines one through four) on a 100% basis and has recorded its 80% undivided interest in the remaining property, plant and equipment (excluding the fifth potline which is owned directly by Glencore) on a proportionate basis, in each case its interest in the property, plant and equipment including the related depreciation, is recorded in accordance with Emerging Issues Task Force Issue No. 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." The Company has consolidated the assets and liabilities and related results of operations of the LLC and has reflected Glencore's 20% interest in the LLC as a minority interest.

     Century is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. ("Century of West Virginia") and Century Kentucky, Inc. ("Century Kentucky"). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (the "Ravenswood Facility"), and, through its wholly-owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly Facility") and a 49.67% undivided interest in the property, plant, and equipment comprising the Mt. Holly Facility. Century Kentucky effectively owns an 80% interest in the Hawesville Facility through NSA.

     In addition to the 500,000 of convertible preferred shares, Glencore owns 7,925,000 common shares, or 38.6% of the Company's outstanding common shares. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and metals risk management.

     The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2000. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects,

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)



     of financial results for the interim periods presented. Operating results for the first nine months of 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.   Inventories

     Inventories consist of the following:
                                                   September 30,    December 31,
                                                      2001             2000
                                                    -------          -------
     Raw materials ..............................   $43,851          $27,784
     Work-in-process ............................     6,253            3,286
     Finished goods .............................     8,003            3,859
     Operating and other supplies ...............    15,641            9,152
                                                    -------          -------
                                                    $73,748          $44,081
                                                    =======          =======

     At September 30, 2001 and December 31, 2000, approximately 79% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $1,000 at September 30, 2001 and approximately $490 at December 31, 2000. Inventory at September 30, 2001 has been written down from LIFO cost to estimated net realizable value or market. Results of operations include charges of $3,175 and $1,631 for inventory write-downs for the periods ended September 30, 2001 and December 31, 2000, respectively.

3.   Intangible Asset

     The intangible asset consists of the power contract acquired in connection with the NSA acquisition. The contract value will be amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year's expected annual benefit to the total as applied to the total recorded value of the power contract.

4.   Debt

     Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. The borrowing base for purposes of determining availability is based upon certain eligible inventory and receivables. The Company is subject to customary covenants, including restrictions on: capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority, perfected security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. Amounts outstanding under the Revolving Credit Facility bear interest, at the Company's option, at either a floating LIBOR rate or Fleet National Bank's base rate, in each case plus the applicable interest margin. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2001.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


     Effective April 1, 2001, in connection with its acquisition of NSA, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. The payment of the principal of, and premium and semi-annual interest on, the Notes is guaranteed by the Company's domestic subsidiaries (other than the LLC) and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities, in each case to the collateral agent for the benefit of the trustee and the note holders. The Company's interest in the Mt. Holly property, plant and equipment has not been pledged as collateral. The Company is subject to customary covenants, including restrictions on: capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments and maintenance of a fixed charge coverage ratio. The note guarantees will rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

     Effective October 15, 2001, the Company commenced an exchange offer whereby it offered holders an opportunity to exchange the Notes for a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes"), which are registered under the Securities Act of 1933. The terms of the Exchange Notes are substantially similar to the Notes, except the Exchange Notes do not have the transfer restrictions and registration rights relating to the Notes. The Exchange Notes will not be listed on any securities exchange or included in any automated quotation system.

     Effective April 1, 2001, in connection with its acquisition of NSA, the Company assumed industrial revenue bonds ("IRBs") in the aggregate principal amount of $7,815. Glencore has assumed a pro rata portion of that debt and will pay a pro-rata portion of service costs of the IRBs through its investment in the Hawesville Facility. The IRBs mature on April 1, 2028, are secured by a letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at September 30, 2001 was 2.75%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

5.   Convertible Preferred Stock

     On April 2, 2001, the Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock (the "Preferred Stock") for a cash purchase price of $25,000. The Preferred Stock has a par value per share of $0.01, a liquidation preference of $50 per share and ranks junior to the Notes, the IRBs, borrowings under the Revolving Credit Facility and all of the Company's other existing and future debt obligations. Following is a summary of the principal terms of the Preferred Stock:


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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


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

6.   Contingencies and Commitments

Environmental Contingencies

     The Company spends significant sums to comply with environmental laws and to assure compliance with known and anticipated requirements. The Company believes it does not have environmental liabilities that are likely to have a material adverse effect on the Company. However, there can be no assurance that future requirements at currently or formerly owned properties will not result in liabilities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA , is carrying out interim remediation measures at two sites identified in the RFI. The Company expects that it will complete work on these two sites by the end of 2002 and that the EPA will not require further work as a result of the RFI. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Kaiser Aluminum & Chemical Corporation ("Kaiser") owned and operated the Ravenswood Facility for approximately 30 years before the Company purchased it. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser's ownership and operation. Under the terms of the Company's agreement to purchase the Ravenswood Facility ("Kaiser Purchase Agreement"), Kaiser retained the responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas.

     Under the terms of the Company's agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000.

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

     The total costs for the remedial actions to be undertaken and paid for by Southwire relative to this site are estimated under the ROD to be $12,600 and the forecast of annual operating and maintenance costs is $1,200. Under the Company's agreement with Southwire to purchase NSA, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. Although Southwire is responsible for operating and maintaining the ground water treatment system required under the ROD, the Company agreed to reimburse Southwire up to $400 annually for the cost of extracting and treating contaminated ground water on the site. Under the terms of the Company's agreements with Glencore relating to the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

     If on-site environmental liabilities relating to NSA's pre-closing activities that were not known to exist as of the date of the closing of the acquisition become known within six years after the closing, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after the sixth anniversary of the closing of the NSA acquisition will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility.

     The Company acquired NSA by purchasing all of the outstanding equity securities of its parent company, Metalsco, which was a wholly-owned subsidiary of Southwire. Metalsco previously owned certain assets which

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

are unrelated to NSA, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-NSA assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the NSA acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing NSA's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by NSA which pre-date the closing of the acquisition.

     Under the terms of the Company's agreement to purchase NSA, Southwire secured its indemnity obligations for environmental liabilities for seven years after the closing by posting a $15,000 letter of credit issued in the Company's favor, with an additional $15,000 to be posted if Southwire's net worth drops below a pre-determined level during that period. The Company's indemnity rights under the agreement are shared pro rata with Glencore. The amount of security
Southwire provides may increase (but not above $15,000 or $30,000, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

The aggregate environmental related accrued liabilities were $900 at September 30, 2001 and December 31, 2000. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

Legal Contingencies

     Century of West Virginia was a named defendant (along with many other companies) in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood Facility have been settled as to the Company and as to Kaiser. Approximately 10 of those civil actions alleged exposure during the period the Company owned the Ravenswood Facility, and the Company has agreed to settlements aggregating less than $10. The Company is awaiting receipt of final documentation of those settlements and entry of dismissal orders. Employees of third party contractors recently served Century of West Virginia with an additional 142 civil actions alleging similar claims. The Company believes these additional actions are subject to a settlement agreement and have been tendered to Kaiser for defense pursuant to that agreement. The Company further believes it is unlikely these additional plaintiffs were exposed to asbestos at the Ravenswood Facility after Century of West Virginia purchased the facility from Kaiser and that the ultimate resolution of these claims will not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Ravenswood Facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. During 2000, the Company filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage and received partial settlement of approximately $6,100. During 2001, the Company received an additional $2,400 as final settlement of the claim.

Power Commitments

     The  Company  purchases  all  of  the  electricity   requirements  for  the
Ravenswood Facility from Ohio Power Company pursuant to a fixed price power supply agreement. That agreement expires on July 31, 2003. American Electric Power Company (the parent of Ohio Power Company) has advised the Company that the Company is eligible to enter into a new fixed-price power supply agreement with Ohio Power upon the termination of its existing agreement. The new agreement, the terms of which are established by a tariff approved by the Public Utilities Commission of Ohio, would expire not later than December 31, 2005. The tariff was created pursuant to a requirement of the State of Ohio's electric power deregulation act and will

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

govern   electrical  power  service  during  a  transitional   period  in  which
competitive power markets are expected to be developed.

     Power for the Mt. Holly Facility is provided under a contract with the South Carolina Public Service Authority that expires on December 31, 2005. That contract provides fixed pricing subject to system fuel cost adjustments. The Hawesville Facility currently purchases all of its power from Kenergy Corp., a local retail electric cooperative, under a series of power supply contracts. Kenergy acquires the power it provides to the Hawesville Facility under fixed-price contracts with a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. Approximately 72% of the power is purchased from Kenergy at fixed prices under a contract which runs through 2010. The remaining 28% is purchased under other fixed price contracts with Kenergy which expire at various times from 2003 to 2005.

Labor Commitments

     Century of West Virginia's hourly employees, which comprise 39% of the Company's workforce are represented by the United Steelworkers of America and are currently working under a four-year labor agreement effective June 1, 1999.

     The LLC's hourly employees, which comprise 41% of the Company's workforce, are represented by the United Steelworkers of America and are currently working under a five-year labor agreement effective April 1, 2001.

Other Commitments

     The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the London Metals Exchange ("LME") exceeds specified levels during the seven years following closing of the NSA acquisition. Glencore will be responsible for its pro-rata portion of any post-closing payments made to Southwire.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

     In connection with the NSA acquisition in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville Facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Assuming the option is exercised, this represents approximately 57% of the production capacity of the Hawesville Facility through the duration of the contract. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. The price for the molten aluminum to be delivered to Southwire from the Hawesville Facility is variable and will be determined by reference to the U.S. Midwest Market Index. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
306.1 million pounds and 50.3 million pounds of primary aluminum at September 30, 2001 and December 31, 2000, respectively. Of these forward delivery contracts, 9.2 million pounds and 14.7 million pounds at September 30, 2001 and December 31, 2000, respectively, were with the Glencore Group.

     The Company is party to a long-term supply agreement to purchase 936.0 million pounds of alumina annually through the end of 2001. Beginning on January 1, 2002, that agreement, which terminate on December 31, 2006, will be replaced by new long-term alumina supply agreements with Glencore. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of NSA, the Company assumed an alumina supply agreement with Kaiser. That agreement expires in 2005 and is a variable-priced market based contract.

     To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At September 30, 2001 and December 31, 2000, the Company had financial instruments, primarily with the Glencore Group, for 313.4 million pounds and 453.5 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2001 through 2003. The Company also had fixed price financial purchase contracts to purchase aluminum at September 30, 2001 of 0.7 million pounds. These financial instruments are scheduled for settlement during 2001. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2000. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At September 30, 2001, the Company had financial instruments for 3.6 million DTH's (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2001 through 2005. Based on the fair value of the Company's financial instruments as of September 30, 2001,

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

accumulated other comprehensive income of $4,788 is expected to be reclassified to earnings over the next twelve month period.

8.   Supplemental Cash Flow Information

                                                              Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                            2001            2000
                                                            ----         -------
             Cash paid for:
                   Interest .......................         $ 48         $   218
                   Income taxes ...................          466             616
             Cash received for:
                  Interest ........................          784           2,143
                  Income tax refunds ..............         $ 31         $13,322

9.   Acquisitions

     Effective April 1, 2001, the Company completed the acquisition of NSA, an entity that operates a 237,000 metric ton per year aluminum reduction operation in Hawesville, Kentucky. The purchase price was $460,000 plus the assumption of $7,815 in IRBs and is subject to certain post closing adjustments. See Note 1 to the Consolidated Financial Statements for additional details relating to the NSA acquisition. The Company financed the NSA acquisition with: (i) proceeds from the sale of its Notes, (ii) proceeds from the sale of its Preferred Stock to Glencore, (ii) proceeds from the sale to Glencore of a 20% interest in the Hawesville Facility, and (iv) available cash. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville Facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the original four potlines and (3) a 20% ownership in the LLC which holds certain intangible and other assets of the Hawesville Facility (such as the alumina and power supply contracts and obligations under the IRB's). The Company accounted for the NSA acquisition using the purchase method of accounting. See Notes 4 and 5 to the Consolidated Financial Statements for additional information about the financing of the NSA acquisition.

     Effective April 1, 2000, Century, through its wholly-owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility to 49.67% by purchasing a 23% undivided interest from a subsidiary of Xstrata AG, ("Xstrata") a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains the Mt. Holly Facility (the "Operating Partnership", and together with the Mt. Holly Facility, the "Mt. Holly Assets"). Prior to Berkeley's purchase from Xstrata, it held a 26.67% interest in the Operating Partnership. Glencore is a major shareholder of Xstrata. The purchase was completed pursuant to an asset purchase agreement dated as of March 31, 2000 (the "Mt. Holly Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for Xstrata's interest in Mt. Holly Assets was $94,734. Under the terms of the Mt. Holly Purchase Agreement, Berkeley also agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. The terms of the Mt. Holly Purchase

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

Agreement were determined through arms-length negotiations between the parties. The Company used available cash to complete the purchase and the acquisition was accounted for using the purchase method.

     The following schedule represents the unaudited pro forma results of operations for the nine months ended September 30, 2001 and 2000 assuming the acquisitions occurred on January 1, 2000. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

                                                 Nine months ended September 30,
                                                       2001           2000
                                                     --------      ---------
                                                             (unaudited)

     Net sales..............................         $568,903       $587,109
     Net income(loss).......................              (76)        16,483
     Net income(loss) available to common
        shareholders........................           (1,576)        14,983
     Earnings(loss) per share...............          $ (0.08)       $  0.74

10.  New Accounting Standards

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of the changes in the fair value of the cash flow hedges are recognized in earnings. Effectiveness of hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instrument with the changes in the fair value of the hedged item. If the correlation ceases to exist, hedge accounting will be terminated and gains and losses on forward financial sales contracts will be recorded as net gains (losses) on forward contracts in the Statement of Operations.

     As of January 1, 2001, the Company's financial instruments were designated as cash flow hedges. As these financial instruments had not been recorded as hedges prior to the adoption of SFAS No. 133, there was no transition adjustment upon adoption. As of September 30, 2001, accounts receivable and other long-term assets included $22,699, and accrued and other liabilities included $5,476, representing the fair value of the Company's financial instruments. Based on the fair value of the Company's financial instruments as of September 30, 2001, accumulated other comprehensive income of $4,788 is expected to be reclassified to earnings over the next twelve month period.

     The Financial Accounting Standards Board (the "FASB") continues to identify and provide guidance on various implementation issues related to SFAS Nos. 133 and 138 that are in varying stages of review and

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

clearance by the FASB. The Company has adopted all FASB guidance that was required to be implemented by September 30, 2001. The Company is currently evaluating the impact of pending FASB guidance and has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

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

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its financial position and results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The standard is required to be adopted by the Company beginning January 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)

11. Consolidating Condensed Financial Information

          The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly-owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). Condensed consolidating financial information was not provided for the periods prior to the acquisition because: (i) Century Aluminum Company has no independent assets or operations, (ii) the guarantees are full and unconditional and joint and several, and (iii) for those periods, any subsidiaries of the Company other than the subsidiary guarantors were minor. As of September 30, 2001, as a result of the acquisition of the Hawesville Facility, Century holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC"). LLC and other subsidiaries of the Company which are immaterial will not guarantee the notes (collectively, the "Non-Guarantor Subsidiaries"). Because LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville Facility.

     The following summarized condensed consolidating financial information as of and for the nine months ended September 30, 2001 presents separate results for the Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries. The Guarantor Subsidiaries are segregated into two groups, one consisting of subsidiaries that have previously been included in Century's audited financial results and the other consisting of newly-acquired and newly-formed subsidiaries. Guarantor Subsidiaries previously included in Century's audited financial statements are: Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc. and Virgin Islands Alumina Corporation LLC. The newly acquired and newly formed subsidiaries are: Century of Kentucky, Inc. ("CKI"), Metalsco, Ltd. ("Metalsco"), Skyliner, Inc. ("Skyliner") and NSA, Ltd. ("NSA"). These companies have been aggregated because the only assets held by CKI, Metalsco, and Skyliner, other than CKI's investment in LLC, are their respective ownership interests, direct or indirect, in NSA.

         This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                      Condensed Consolidating Balance Sheet
                            As of September 30, 2001

                                                 Combined
                                                 Recently
                                                 Acquired
                                                and Newly       Combined                                  Reclassi-
                                                 Formed           Other         Combined                  fications
                                                Guarantor       Guarantor     Non-guarantor    The           and
                                               Subsidiaries    Subsidiaries   Subsidiaries   Company     Eliminations   Consolidated
                                               ------------    ------------   -------------  -------     ------------   ------------
Assets:
Cash and cash equivalents ...................          --             --             --         32,085            --         32,085
Accounts receivables, net ...................      25,664         35,457             49             --            --         61,170
Due from affiliates .........................          --         70,090          2,543        336,511      (387,466)        21,678
Inventory ...................................       2,437         39,830         31,481             --            --         73,748
Other current assets ........................         578            695            601          5,969            --          7,843
                                                 --------       --------       --------       --------      --------       --------
      Total current assets ..................      28,679        146,072         34,674        374,565      (387,466)       196,524
Investment in subsidiaries ..................      99,351             --             --        230,116      (329,467)            --
Property, plant and equipment,net ...........     245,233        182,115            172            521            --        428,041
Intangible asset ............................          --             --        151,845             --            --        151,845
Due from affiliates - Less current portion ..          --         10,733             --             --            --         10,733
Other non-current assets ....................          --         18,658             --         14,273            --         32,931
                                                 --------       --------       --------       --------      --------       --------
      Total assets ..........................     373,263        357,578        186,691        619,475      (716,933)       820,074
                                                 ========       ========       ========       ========      ========       ========


Liabilities and shareholders' equity:
Accounts payable, trade ......................         50         18,240         28,814             --            --         47,104
Due to affiliates ............................    351,865            850             --         37,359      (388,460)         1,614
Industrial revenue bonds .....................         --             --          7,815             --            --          7,815
Accrued and other current liabilities ........      1,810         16,860          6,159         20,430         4,712         49,971
                                                 --------       --------       --------       --------      --------       --------
      Total current liabilities ..............    353,725         35,950         42,788         57,789      (383,748)       106,504
Long term debt ...............................         --             --             --        321,352            --        321,352
Other non-current liabilities ................      2,594         55,460         19,467          2,198            --         79,719
Deferred taxes ...............................     28,353         24,642             --            730        (3,718)        50,007
                                                 --------       --------       --------       --------      --------       --------
      Total non-current liabilities ..........     30,947         80,102         19,467        324,280        (3,718)       451,078

Minority interest ............................         --             --         25,086             --            --         25,086

Shareholders' Equity:
Convertible preferred stock ..................         --             --             --         25,000            --         25,000
Common stock .................................         --             59             --            205           (59)           205
Additional paid-in capital ...................         --        226,998        110,797        168,414      (337,795)       168,414
Accumulated other comprehensive income .......     (2,185)        13,278             --         11,093       (11,093)        11,093
Retained earnings ............................     (9,224)         1,191        (11,447)        32,694        19,480         32,694
                                                 --------       --------       --------       --------      --------       --------
      Total shareholders' equity ............     (11,409)       241,526         99,350        237,406      (329,467)       237,406
                                                 --------       --------       --------       --------      --------       --------
      Total liabilities and equity ..........     373,263        357,578        186,691        619,475      (716,933)       820,074
                                                 ========       ========       ========       ========      ========       ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                 Condensed Consolidating Statement of Operations
                  For the Nine Months Ended September 30, 2001

                                                 Combined
                                                 Recently
                                                 Acquired
                                                and Newly       Combined                                  Reclassi-
                                                 Formed           Other         Combined                  fications
                                                Guarantor       Guarantor     Non-guarantor    The           and
                                               Subsidiaries    Subsidiaries   Subsidiaries   Company     Eliminations   Consolidated
                                               ------------    ------------   -------------  -------     ------------   ------------


 Net sales:
  Third-party customers .....................      153,863        245,993             --             --           --        399,856
  Related parties ...........................          177         82,947        157,243             --     (157,243)        83,124
                                                  --------       --------       --------       --------     --------       --------
                                                   154,040        328,940        157,243             --     (157,243)       482,980

 Cost of goods sold .........................      135,675        309,203        164,633             --     (156,192)       453,319
                                                  --------       --------       --------       --------     --------       --------

Gross profit                                        18,365         19,737         (7,390)            --       (1,051)        29,661
 Selling, general and administrative expenses           --          1,854          5,724          8,082       (1,149)        14,511
                                                  --------       --------       --------       --------     --------       --------
 Operating income ...........................       18,365         17,883        (13,114)        (8,082)          98         15,150
 Interest income (expense), net .............      (22,783)            --           (123)         2,755          (98)       (20,249)
 Other income (expense), net ................          (19)         2,868            170              8           --          3,027
                                                  --------       --------       --------       --------     --------       --------
 Income (loss) before taxes
    and minority interest ...................       (4,437)        20,751        (13,067)        (5,319)          --         (2,072)
 Income tax (expense) benefit ...............        6,660         (7,471)            --          1,915           --          1,104
                                                  --------       --------       --------       --------     --------       --------
 Net income (loss) before minority interest .        2,223         13,280        (13,067)        (3,404)          --           (968)
 Minority interest, net of tax ..............           --             --          1,620             --           --          1,620
 Equity earnings (loss) of subsidiaries .....      (11,447)            --             --          4,056        7,391             --
                                                  --------       --------       --------       --------     --------       --------
 Net income (loss) ..........................       (9,224)        13,280        (11,447)           652        7,391            652
                                                  ========       ========       ========       ========     ========       ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
               Nine Month Period Ended September 30, 2001 and 2000
                             (Dollars in Thousands)
                                   (Unaudited)


                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001

                                                 Combined
                                                 Recently
                                                 Acquired
                                                and Newly       Combined                                  Reclassi-
                                                 Formed           Other         Combined                  fications
                                                Guarantor       Guarantor     Non-guarantor    The           and
                                               Subsidiaries    Subsidiaries   Subsidiaries   Company     Eliminations   Consolidated
                                               ------------    ------------   -------------  -------     ------------   ------------

Net cash provided by (used in) operating
 activities                                         37,109          5,011         (3,080)         7,821           --         46,861
                                                  --------       --------       --------       --------     --------       --------

Investing activities:
  Purchase of property, plant and equipment, net        --         (9,133)          (150)            48           --         (9,235)
  Divestitures                                      98,971             --             --             --           --         98,971
  Acquisition of the Hawesville Operation, net    (464,176)            --             --             --           --       (464,176)
                                                  --------       --------       --------       --------     --------       --------
Net cash provided by (used in) investing
 activities                                       (365,205)        (9,133)          (150)            48           --       (374,440)
                                                  --------       --------       --------       --------     --------       --------

Financing activities:
  Borrowings, third party                               --             --             --        321,352           --        321,352
  Financing fees                                        --             --             --        (15,440)          --        (15,440)
  Dividends                                             --             --             --         (4,210)          --         (4,210)
  Intercompany transactions                        328,096        (28,840)         3,230       (302,486)          --             --
  Issuance of preferred stock                           --             --             --         25,000           --         25,000
                                                  --------       --------       --------       --------     --------       --------
Net cash provided by (used in) financing
 activities                                        328,096        (28,840)         3,230         24,216           --        326,702
                                                  --------       --------       --------       --------     --------       --------
Net increase (decrease) in cash                         --        (32,962)            --         32,085           --           (877)
Cash, beginning of period                               --         32,962             --             --           --         32,962
                                                  --------       --------       --------       --------     --------       --------
Cash, end of period                                     --             --             --         32,085           --         32,085
                                                  ========       ========       ========       ========     ========       ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company is a producer of primary aluminum and its net sales are derived from the sale of primary aluminum. Effective April 1, 2000, the Company increased its ownership in the Mt. Holly facility to 49.67% by acquiring an additional 23% interest for a cash purchase price of $94.7 million. The Mt Holly facility has an annual production capacity of 480 million pounds of primary aluminum, and our interest represents 238.4 million pounds of that capacity.

     On April 2, 2001, the Company acquired from Southwire, a privately-held wire and cable manufacturing company, all of the outstanding stock of Metalsco, formerly a wholly owned subsidiary of Southwire. Metalsco owns NSA, which owns and operates the Hawesville Facility. The Hawesville Facility has the capacity to produce 523 million pounds of primary aluminum per year. The Company also acquired from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which were not held by NSA. The cash purchase price for the NSA acquisition was $460.0 million, subject to post closing working capital adjustments. The Company also assumed industrial revenue bonds related to the Hawesville Facility in the principal amount of $7.8 million and Century may be required to make additional post closing payments to Southwire of up to $7.0 million. In connection with the acquisition, Glencore effectively purchased from Century a 20% interest in the Hawesville Facility for $99.0 million and assumed responsibility for payment of 20% of the principal amount of the industrial revenue bonds and payment of a pro rata portion of any post-closing payments made to Southwire. Glencore also purchased $25.0 million of convertible preferred stock of the Company with an 8% cumulative dividend preference. In connection with its financing of the transaction, the Company issued to certain institutional investors $325.0 million of its senior secured first mortgage notes (the "Notes") due 2008 in a private offering exempt from registration under the Securities Act of 1933. Effective October 15, 2001, the Company commenced an exchange offer whereby it offered holders' the opportunity to exchange the Notes for a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes"), which are registered under the Securities Act of 1933.

     The aluminum industry is cyclical and the market price of primary aluminum (which trades as a commodity) is determined by worldwide supply and demand. The Company's results of operations depend to a large degree on the market price of primary aluminum. Any adverse changes in the conditions that affect the market price of primary aluminum could have a material adverse effect on the Company's results of operations.

      The principal elements comprising the Company's cost of goods sold are raw materials, power and labor. The principal raw materials used by the Company in its production process are alumina, coal tar, pitch, petroleum coke and aluminum fluoride. Pursuant to a supply contract with Alcoa which will expire as of December 31, 2001, the Company pays a fixed price for the alumina used at the Ravenswood facility and 54% of the Company's requirements at the Mt. Holly facility. All of the Company's remaining alumina requirements are purchased under variable-price contracts with the price of alumina purchased linked to the LME price for primary aluminum. In connection with its acquisition of Xstrata's 23% interest in the Mt. Holly facility, the Company assumed Xstrata's long-term variable-price supply contract with Glencore which provides the additional alumina required as a result of the Company's increased interest in the Mt. Holly facility. The Company purchases the alumina it uses at the Hawesville Facility from Kaiser under a variable-price supply contract which runs through 2005. Beginning January 1, 2002, the Company will replace its fixed-price supply contract with Alcoa with a five year variable-price supply contract with Glencore which will supply the alumina used at the Ravenswood facility and for 54% of the Company's requirements at the Mt. Holly facility. As a result, beginning January 1, 2002 all of the Company's alumina requirements will be purchased under variable-price contracts linked to market prices for primary aluminum.

     The Company uses significant amounts of electricity in the aluminum production process. Under the terms of the Company's supply contract with Ohio Power, the Company pays a fixed price for the power used at the Ravenswood Facility. That agreement expires on July 31, 2003. American Electric Power Company (the parent of Ohio Power Company) has advised the Company that the Company is eligible to enter into a new fixed-price power supply agreement with Ohio Power upon the termination of its existing agreement. The new agreement, the terms of which are established by a tariff approved by the Public Utilities

Commission of Ohio, would expire not later than December 31, 2005. The tariff was created pursuant to a requirement of the State of Ohio's electric power deregulation act and will govern electrical power service during a transitional period in which competitive power markets are expected to be developed. Under the terms of the supply contracts with South Carolina Public Service Authority, the Company pays fixed prices for power used at the Mt. Holly Facility. The Hawesville Facility currently purchases its power requirements from Kenergy, mostly at fixed prices. The Company's results of operations in the first three quarters of 2001 were adversely impacted by recent increases in coal costs which triggered the fuel cost adjustment in the Mt. Holly power supply contract.

     The Company's labor costs are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. On June 1, 1999, the Company entered into a new four-year labor contract with its hourly workers at the Ravenswood facility which calls for fixed increases in hourly wages in 2001 and 2002 and provides for certain benefits adjustments. In connection with the NSA acquisition, the Company negotiated a collective bargaining agreement with the USWA which covers all of the represented hourly employees at the Hawesville Facility. Under this agreement, the Company established the terms of employment for USWA employees and settled all claims relating to a work stoppage which occurred during Southwire's ownership of the facility. The agreement was ratified by the USWA local on September 28, 2000, became effective upon closing of the NSA acquisition and has a five-year term. The agreement provides for fixed increases in hourly wages and certain benefits adjustments in its first, third and fifth years. The work rules under the new collective bargaining agreement are substantially similar to those previously in place at the Hawesville Facility.

     The Company values most of its inventory at the lower of LIFO cost or market. At the end of each period, the Company is required to write down the LIFO cost of inventory to the extent that the market price for aluminum is lower. This could adversely affect the Company's reported results in periods when the market price of aluminum has declined substantially. To the extent the inventory is sold in a subsequent period, the related reserve is reversed.

Results of Operations

     The following discussion reflects Century's historical results of operations, which do not include results from the Company's additional interest in the Mt. Holly Facility until it was acquired in April 2000 and do not include results for the Company's 80% interest in the Hawesville Facility until it was acquired in April 2001.

     Century's financial highlights include (in thousands, except per share data):

                                                   Three months ended                     Nine months ended
                                                     September 30,                          September 30,
                                           -----------------------------------    ----------------------------------
                                                2001               2000                2001               2000
                                           ---------------    ----------------    ---------------    ---------------
Net sales
   Third-party customers                   $  156,638         $     78,419        $ 399,856          $  223,145
   Related party customers                     26,733               32,684           83,124              93,472
                                           ---------------    ----------------    ---------------    ---------------
Total                                         183,371              111,103          482,980             316,617

Net income (loss)                          $   (3,842)        $      4,349        $     652          $   16,873
Net income (loss) available
  to common shareholders                   $   (4,342)        $      4,349        $    (348)         $   16,873
Earnings (loss) per share - basic          $    (0.21)        $       0.21        $   (0.02)         $     0.83


     Net sales. Net sales for the three months ended September 30, 2001 increased 65.1% to $183.4 million from $111.1 million for the same period in 2000. The increase was primarily the result of increased volumes from the Hawesville Facility and was partially offset by declining market prices for primary aluminum. Net sales for the nine months ended September 30, 2001 increased 52.6% to $483.0 million from $316.6 million for the nine months ended September 30, 2000. The increase was primarily the result of increased volumes from the Hawesville Facility beginning April 1, 2001 and the Company's additional 23% interest in the Mt. Holly Facility beginning April 1, 2000 and was partially offset by declining market prices for primary aluminum.

     Gross profit. Gross profit for the three months ended September 30, 2001 decreased $3.2 million to $4.9 million from $8.1 million for the three months ended September 30, 2000. The decrease was primarily the result of declining market prices for primary aluminum, a $2.9 million lower of cost or market inventory writedown and a $0.8 million charge for a non-recurring electrical power surcharge at the Mt. Holly Facility and was partially offset by gross margins on sales volume from the Hawesville Facility. For the nine months ended September 30, 2001 gross profit increased $5.6 million to $29.7 million from $24.1 million for the same period in 2000. The increase was primarily the result of gross margins on sales volume from (a) the Company's additional interest in the Mt. Holly Facility beginning in April 2000 and (b) the Hawesville Facility acquisition beginning in April 2001 and was partially offset by (x) declining market prices for primary aluminum, (y) the electrical power surcharge of $3.1 million at the Mt. Holly Facility during the first nine months of 2001 and (z) the lower of cost or market inventory writedowns of $3.2 million and $1.6 million during the first nine months of 2001 and 2000.

     Selling, general and administrative expenses Selling, general and administrative expenses for the three months ended September 30, 2001 increased to $5.6 million from $3.4 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 selling, general and administrative expenses increased to $14.5 million from $9.8 million for the nine months ended September 30, 2000. The increases were primarily a result of the inclusion of the Company's pro rata share of selling, general and administrative expenses from the Hawesville Facility following the NSA acquisition in April 2001.

     Operating income or loss Operating loss for the three months ended September 30, 2001 was $0.7 million and operating income for the nine months ended September 30, 2001 was $15.2 million. This compares with operating income of $4.7 million and $14.3 million for the three and nine months ended September 30, 2000. Changes in operating income are primarily a result of changes in gross profit and increases in selling, general and administrative expences related to the NSA acquisition.

     Gain On Sale of Fabricating Businesses. For the nine months ended September 30, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded.

     Net Interest Income or Expense. Net interest expense during the three and nine months ended September 30, 2001 was $10.3 million and $20.2 million, respectively. This compares with net interest income of $0.4 and $1.9 million, respectively, for the same periods in 2000. The change in interest was a result of using available cash to fund the acquisition of an additional interest in the Mt. Holly Facility in April 2000 and the borrowings required to fund the NSA acquisition in April 2001.

     Net Gains/Losses on Forward Contracts. For the nine months ended September 30, 2001 the Company recorded a loss on forward contracts of $0.2 million. For the three and nine months ended September 30, 2000 the Company recorded a loss of $1.1 million and $0.6 million, respectively. The Company adopted SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No.138, effective January 1, 2001. See Note 10 to the Consolidated Financial Statements appearing in Part I, Item 1. Most of the Company's forward delivery contracts qualify for the normal purchase and sale exemption provided by SFAS No.138. The Company's forward financial sales contracts, which were previously recorded at fair value through the statement of operations, have been designated as cash flow hedges as of January 1, 2001. To the extent our cash flow hedges are effective, unrealized gains and losses on forward financial sales contracts will no longer be reported in the statement of operations, but rather will be reported in accumulated other comprehensive income on a net of tax basis and reclassified into earnings when realized.

     Other Income/Expense. Other income for the three and nine months ended September 30, 2001 was $3.3 million and $3.2 million, respectively. This compares with other expense of $0.1 million and other income of $2.7 million for the same periods in 2000. The quarterly change in other income resulted from the receipt of $2.4 million during the quarter ended September 30, 2001 in final settlement of the Company's business interruption and property damage claim with its insurance carrier. The claim was a result of the illegal work stoppage at the Ravenswood Facility in August 1999. The nine months ended September 30, 2000 included $3.0 million resulting from partial settlement of the business interruption and property damage claim related to the illegal work stoppage at the Ravenswood facility in August 1999.

     Tax Provision/Benefit. Income tax benefit for the three and nine months ended September 30, 2001 were $3.0 million and $1.1 million, respectively. This compares with an income tax benefit of $0.5 million and income tax expense of $6.6 million for the same periods in 2000. The change in income taxes was a result of lower pre-tax income in 2001. The tax benefit/expense for the three and nine months ended September 30, 2000 was a result of the reduction of estimated income taxes payable relating to the reversal of prior period accruals.

     Net Income or loss before Minority Interest. The Company had a net loss before minority interest of $4.7 million and $1.0 million during the three and nine months ended September 30, 2001 compared to net income of $4.3 million and $16.9 million during the comparable 2000 periods. Net income before minority interest decreased for the reasons discussed above.

Liquidity and Capital Resources


After the NSA Acquisition

     With the consummation of the NSA acquisition and the sale of the Notes, the Company's principal sources of liquidity are cash flow from operations and borrowings under the revolving credit facility. The Company's principal uses of cash are payments of principal and interest on the Company's outstanding debt and dividends on preferred and common stock, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

     Debt Service

     As of September 30, 2001, the Company had approximately $329.2 million of indebtedness outstanding, including $321.4 million of principal amount of the outstanding notes, net of unamortized issuance discount, and $7.8 million in industrial revenue bonds which were assumed in connection with the NSA acquisition.

     Notes. Interest payments on the 11 3/4% Senior Secured First Mortgage Notes are payable semiannually in arrears beginning on October 15, 2001. The notes will mature in 2008. The indenture governing the notes contains customary covenants limiting our ability to pay dividends, incur debt, make investments and maintenance of a fixed charge coverage ratio. Pursuant to the terms of the indenture, because the Company did not consummate a registered exchange offer for the outstanding notes on or before September 30, 2001, the Company is required to pay additional interest on the outstanding notes at a rate of 0.5% over the stated rate from September 30, 2001 until the exchange offer is consummated on November 12, 2001.

     Revolving Credit Facility. In connection with the NSA acquisition, the Company replaced its former $67.1 million revolving credit facility with a new $100.0 million revolving credit facility. Amounts outstanding under the revolving credit facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by first priority, preferred security interest in all accounts receivable and inventory belonging to the Company and its guarantor subsidiaries. The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the revolving credit facility are, at the Company's option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, the applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate. The maturity date of the facility is April 2, 2006. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company's option. We expect the borrowing base, less the reserve, will permit the Company to borrow in the aggregate approximately $60.0 million under the revolving credit facility. The revolving credit facility contains customary convenants limiting the Company's ability to repay or redeem other debt, pay dividends, incur debt and make investments.

     Industrial Revenue Bonds. As part of the purchase price for the NSA acquisition, the Company assumed industrial revenue bonds in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville Facility. Pursuant to the Company's agreement with Glencore, Glencore will pay a pro rata portion of the debt service costs of the industrial revenue bonds. The industrial revenue bonds mature on April 1, 2028, are secured by a letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. At September 30, 2001, the interest rate on the industrial revenue bonds was 2.75%. The bonds are classified as current liabilities because they are remarketed weekly and, under the indenture governing the bonds, repayment upon demand could be required if there is a failed remarketing.

     Convertible Preferred Stock.

     In connection with the NSA acquisition, the Company issued $25.0 million of Century Aluminum Company convertible preferred stock to Glencore. The Company is required to pay dividends on the preferred stock at a rate of 8% per year, which is cumulative. The notes and the revolving credit facility impose restrictions on the Company's ability to pay cash dividends on the convertible preferred stock.

     Working Capital

     Working capital was $90.0 million at September 30, 2001. The Company believes that its working capital needs will be consistent with the past experience of the Company and that borrowing availability under the revolving credit facility should be sufficient to meet expected near-term liquidity needs.

     Capital Expenditures

     Capital expenditures for 2001 are expected to be approximately $15.0 million to $20.0 million and will principally be related to upgrading production equipment, maintaining facilities and complying with environmental requirements. As of September 30, 2001, the Company has made capital expenditures of approximately $9.3 million. The revolving credit facility will impose restrictions on the Company's ability to make capital expenditures; however, the Company believes that the amount of capital expenditures permitted will be adequate to maintain its properties and business and comply with environmental requirements.

     Acquisitions

     The Company actively pursues opportunities to acquire primary aluminum reduction facilities which offer favorable cost structures. In connection with possible future acquisitions, the Company may need additional financing, which may be provided in the form of debt or equity. The Company cannot be certain that any such financing will be available. The Company anticipates that operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet its future debt service obligations as they become due, as well as working capital and capital expenditures requirements. However, the Company's ability to make scheduled payments of principal and interest on, or to refinance, its debt obligations, will depend upon its future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors, many of which are beyond the Company's control. The Company will continue from time to time to explore additional financing methods and other means to lower its cost of capital, including stock issuances or debt financing and the application of the proceeds to the repayment of bank debt or other indebtedness.

     Historical

     The Company's statements of cash flows for the nine months ended September 30, 2001 and 2000 are summarized below (dollars in thousands):

                                                        2001            2000
                                                   -------------   -------------
Net cash from operating activities................    $ 46,861       $  40,176
Net cash used in investing activities.............    (374,440)        (99,131)
Net cash from (used in) financing activities......     326,702          (3,153)
                                                   -------------   -------------
Increase (decrease) in cash.......................    $ (877)         $(62,108)
                                                   =============   =============

     Cash provided from operating activities increased to $46.9 million in the first nine months of 2001 from $40.2 million for the same period in 2000. The increase is primarily a result of operating cash flow attributable to the NSA acquisition.

      The Company's net cash used for investing activities was $374.4 million during the first nine months of 2001. The cash was used primarily for the NSA acquisition and was partially offset by the proceeds from the sale to Glencore of the minority interest in the Hawesville Facility. The Company's net cash used in investing activities was $99.1 million during the first nine months of 2000. The cash was used primarily for the acquisition of an additional interest in the Mt. Holly Facility in April 2000.

     Net cash provided from financing activities was $326.7 million during the first nine months of 2001. The cash from financing activities was primarily from borrowings and the issuance of preferred stock related to the NSA acquisition. The net cash used by financing activities during the first nine months of 2000 was $3.2 million, which was used to fund the dividend payment for the first nine months of 2000.

Environmental Expenditures and Other Contingencies

     The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.9 million at September 30, 2001 and December 31, 2000. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has planned environmental capital expenditures of approximatesly $3.4 million for 2001, $6.7 million for 2002 and $3.9 million for 2003. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $5.2 million in each of 2001, 2002 and 2003. These estimates include the Company's 80% pro rata portion of planned environmental expenditures at the Hawesville Facility. As part of the Company's general capital expenditure plan, it also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.

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

     As of September 30, 2001 the Company's forward delivery contracts qualified for the normal purchase and sale exemption provided in SFAS No. 138. The Company's primary aluminum financial instruments, which were previously recorded at fair value through the statement of operations, were designated as cash flow hedges as of January 1, 2001 and accordingly, to the extent the Company's cash flow hedges are effective, unrealized gains and losses are reflected as accumulated other comprehensive income net of tax while realized gains and losses are recorded as revenue. The Company's natural gas financial instruments, which are designated as cash flow hedges, were recorded at fair value on the balance sheet as of December 31, 2000 and September 30, 2001. No transition adjustment was required upon adoption of SFAS No. 133. As of September 30, 2001, the Company reported a balance in accumulated other comprehensive income of $11.1 million.

     The Financial Accounting Standards Board (the "FASB") continues to identify and provide guidance on various implementation issues related to SFAS Nos. 133 and 138 that are in varying stages of review and clearance by the FASB. The Company has adopted all FASB guidance that was required to be implemented by September 30, 2001. The Company is currently evaluating the impact of pending FASB guidance and has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 141 on its financial position and results of operations.

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


     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 143 on its financial position and results of operations.


     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The standard is required to be adopted by the Company beginning January 1, 2002. The Company is currently assessing, but has not yet determined, the impact of SFAS No. 144 on its financial position and results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

     The Company's manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as alumina supply contracts with prices tied to the same indices as the Company's aluminum sales contracts. The Company's risk management activities do not include trading or speculative transactions. Although the Company has not materially participated in the purchase of call or put options, in cases where Century sells forward primary aluminum, it may purchase call options to benefit from price increases which are significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

     In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into the Pechiney Metal Agreement, pursuant to which Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a price determined by a market-based formula. Subsequent to the Company's purchase of an additional 23% interest in the Mt. Holly Facility from Xstrata, and effective April 1, 2000, the Company entered into the Glencore Metal Agreement pursuant to which it sells to Glencore
110.0 million pounds of primary aluminum products per year. In connection with the NSA acquisition in April 2001, the Company entered into the Southwire Metal Agreement pursuant to which Southwire purchases 240 million pounds of the high-purity molten aluminum produced at the Hawesville Facility, along with an additional 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years, at a price determined by a market based formula. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement. See Note 7 to the Consolidated Financial Statements appearing in Part I, Item 1.

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement the Company had forward delivery contracts to sell
306.1 and 50.3 million pounds of primary aluminum at September 30, 2001 and December 31, 2000, respectively. Of these forward delivery contracts, 9.2 million pounds and 14.7 million pounds at September 30, 2001 and December 31, 2000, respectively, were with the Glencore Group.

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

     At September 30, 2001, the Company had entered into 313.4 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2001 and 2003. The Company had forward commitments to purchase aluminum at September 30, 2001 of 0.7 million pounds. These financial instruments are scheduled for settlement during 2001. The Company had no forward commitments to purchase aluminum at December 31, 2000. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At September 30, 2001, the Company had financial instruments for 3.6 million DTH (one decatherm, or DTH, is equivalent to one million British Thermal Units or DTUs). These financial instruments are scheduled for settlement at various dates in 2001 through 2005.

     On a hypothetical basis a $0.01 per pound increase in the market price of primary aluminum is estimated to have an unfavorable impact of $2.0 million on accumulated other comprehensive income for the nine months ended September 30, 2001 as a result of the forward primary aluminum financial sale contracts entered into by the Company at September 30, 2001. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products.

     On a hypothetical basis, a $0.50 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.1 milllion on accumulated other comprehensive income for the nine months ended September 30, 2001 as a result of the forward natural gas financial purchase contracts entered into by the Company at September 30, 2001.

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

Interest Rates

         Interest Rate Risk. The Company's primary debt obligations are the outstanding notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the NSA acquisition. Because the notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At September 30, 2001, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

     The Company's primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities. The Company believes that these instruments are not subject to material potential near-term losses in future earnings from reasonably possible changes in market rates or prices.

                           Part II. OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities and Use of Proceeds -- None

Item 4. Submission of Matters to a Vote of Stockholders - None.

Item 6. Exhibits and Reports on Form 8-K -- None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Century Aluminum Company

     Date:   November 14, 2001           By:         /s/ Craig A. Davis
             ------------------------        -----------------------------------
                                                       Craig A. Davis
                                               Chairman/Chief Executive Officer


     Date:   November 14, 2001           By:        /s/ David W. Beckley
             ------------------------        -----------------------------------
                                                      David W. Beckley
                                               Executive Vice-President/Chief
                                                      Financial Officer