Form 10-K405
period 2001-12-31
CENTURY ALUMINUM CO
filed 2002-03-27
CIK 949157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 0-27918

                             ---------------------

                            CENTURY ALUMINUM COMPANY
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      13-3070826
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

               2511 GARDEN ROAD                                    93940
            BUILDING A, SUITE 200                                (Zip Code)
             MONTEREY, CALIFORNIA
 (Address of registrant's principal offices)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 2002, 20,553,635 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on February 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $136,033,726.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

FORWARD-LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as "expects," "anticipates," "plans," "believes," "projects," "estimates," "should," "will," and "potential" and variations of such words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under "Part I,
Item 1 -- Business," "Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II, Item
8 -- Financial Statements and Supplementary Data," and:

     - the Company's significant indebtedness and its ability to service its indebtedness;

     - general economic and business conditions;

     - changes in demand for the Company's products or the products of its customers;

     - utilization of the Company's production facilities and equipment;

     - the cost and availability of raw materials, power and skilled labor;

     - disruptions of production as a result of labor disputes or otherwise;

     - the impact of competition from domestic and foreign primary aluminum producers;

     - the Company's relationship with its principal shareholder and its dependence on a few major customers;

     - the cyclical nature of the aluminum industry and the end use markets;

     - impact from environmental liabilities;

     - the Company's ability to successfully implement its business strategy;
       and

     - the availability and cost of insurance.

     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above should be considered when reading any forward-looking statements in this filing. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

ITEM 1.  BUSINESS

OVERVIEW

     Century Aluminum Company ("Century" or the "Company") is a leading North American producer of primary aluminum. The Company's aluminum reduction facilities produce premium and commodity grade primary aluminum products ranging from molten aluminum to premium cast products such as high-purity foundry ingot and billet. Century is the second largest primary aluminum producer in the United States, behind Alcoa, having produced over 918 million pounds of primary aluminum in 2001 with net sales of $654.9 million. With the completion of the Hawesville acquisition, as described below, the Company has an annual production capacity of over 1.0 billion pounds of primary aluminum.

     The Company currently owns all or part of three domestic primary aluminum production facilities, which are located in Hawesville, Kentucky, Ravenswood, West Virginia and Mt. Holly, South Carolina. See "Facilities and Production."

     The Mt. Holly production facility is located in Mt. Holly, South Carolina. The Mt. Holly facility, built in 1980, is the most recently constructed aluminum reduction facility in the United States. In April of 2000, Century increased its ownership interest in the Mt. Holly facility by 23% to 49.7%. The facility is operated by our co-owner, Alcoa. The Mt. Holly facility has an annual production capacity of 480 million pounds of primary aluminum, and Century's interest represents 238 million pounds of that capacity.

     The Ravenswood production facility is located in Ravenswood, West Virginia. The Ravenswood facility, which the Company owns entirely, began operations in 1957 and is located on the Ohio River. The Ravenswood facility has an annual production capacity of 375 million pounds of primary aluminum.

     The Company acquired NSA Ltd. ("NSA") on April 1, 2001 from the Southwire Company ("Southwire"), a privately-held wire and cable manufacturing company. NSA owns and operates an aluminum reduction facility in Hawesville, Kentucky ("Hawesville facility"). The Hawesville facility began operations in 1970 with four potlines. A fifth potline was added in 1999, increasing the annual production capacity at the facility to 523 million pounds of primary aluminum. In connection with the acquisition, the Company sold a 20% interest in the Hawesville facility to Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group"). Century's 80% interest in the Hawesville facility increased the Company's overall production capacity by 418 million pounds

     The Company's strategic objective is to grow its primary aluminum business and to further capitalize on anticipated improvements in industry fundamentals. To better focus on the production of primary aluminum, the Company sold its aluminum rolling and fabrication operations to Pechiney Rolled Products, LLC ("Pechiney") in September 1999.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore. In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2001, the Glencore Group owned 38.6% of Century's common shares outstanding and 100% of Century's convertible preferred stock outstanding. Based upon its common and preferred stock ownership, the Glencore Group beneficially owns 42.5% of Century's common stock.

FACILITIES AND PRODUCTION

  RAVENSWOOD FACILITY

     The Ravenswood facility is owned and operated by the Company's subsidiary, Century Aluminum of West Virginia, Inc. ("Century of West Virginia"). Built in 1957, the Ravenswood facility operates four potlines with a total annual production capacity of 375 million pounds. The facility is strategically located on the Ohio River in Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia. The alumina used in the reduction process is transported by barge from the Gulf of Mexico through the Mississippi and Ohio River systems to its unloading point at the Ravenswood facility's dock.

     The Ravenswood facility produces molten aluminum that is delivered to Pechiney's adjacent fabricating facility and commodity ingot that Century sells in the marketplace.

     The following table shows primary aluminum shipments from the Ravenswood facility during each of the periods indicated:

                 RAVENSWOOD FACILITY PRIMARY ALUMINUM SHIPMENTS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999     2000     2001
                                                              -----    -----    -----
                                                              (IN MILLIONS OF POUNDS)
Molten aluminum.............................................  297.7(1) 335.8    291.3
Rolling ingot and sow.......................................   63.0     41.6     73.6
                                                              -----    -----    -----
          Total.............................................  360.7    377.4    364.9
                                                              =====    =====    =====

---------------

(1) Reflects a decrease of approximately 15 million pounds of primary aluminum shipments as a result of an illegal work stoppage at the Ravenswood facility in August 1999.

     The Company purchased the alumina used at the Ravenswood facility under a fixed-price supply contract with Alcoa Alumina and Chemicals ("Alcoa Alumina"). That contract expired on December 31, 2001. Since January 1, 2002, the alumina used at the Ravenswood facility has been supplied by Glencore under a new five-year contract at a variable price determined by reference to the quoted London Metals Exchange ("LME") market price for primary aluminum. The Company purchases the electricity used at the Ravenswood facility under a fixed-price power supply contract with Ohio Power, a subsidiary of American Electric Power, which extends through July 31, 2003. The Company is eligible to enter into a new power supply contract at the expiration of this contract. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  MT. HOLLY FACILITY

     The Mt. Holly facility, built in 1980, is the most recently constructed aluminum reduction facility in the United States. The facility consists of two potlines with a total annual production capacity of 480 million pounds and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other premium primary aluminum products. The Company's 49.7% interest represents 238 million pounds of the production capacity. Premium primary aluminum products are sold at higher prices than commodity-priced primary aluminum. Alumina used in the production process is delivered by ocean vessel, unloaded at the port of Charleston, approximately 15 miles from the Mt. Holly facility, and then transported to the facility by train.

     Century's interest in the Mt. Holly facility is held through its wholly owned indirect subsidiary, Berkeley Aluminum, Inc. ("Berkeley"). Effective April 1, 2000, the Company increased its 26.7% interest in the Mt. Holly facility to 49.7% when Berkeley purchased an additional 23% interest from Xstrata Aluminum Corporation ("Xstrata"), a wholly owned subsidiary of Xstrata AG, for $94.7 million. Glencore is a major shareholder of Xstrata. Under the current Mt. Holly ownership structure, the Company holds an undivided 49.7% interest in the property, plant and equipment comprising the aluminum reduction operations at the Mt. Holly facility and an equivalent share in the general partnership responsible for the operation and maintenance of the facility. Alcoa owns the remaining 50.3% interest in the Mt. Holly facility and an equivalent share of the operating partnership. Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility, while each partner supplies its own alumina for conversion to primary aluminum. Each partner is responsible for its proportionate share of operational and maintenance costs.

     The Mt. Holly facility manufactures two basic product types:

     - primary aluminum cast into ingots, which Century sells at commodity prices; and

     - primary aluminum alloyed and cast into value-added primary aluminum products, such as rolling ingot, foundry alloys and extrusion billet, which Century sells at premium prices.

     The following table shows primary aluminum shipments from the Mt. Holly facility during each of the periods indicated:

                 MT. HOLLY FACILITY PRIMARY ALUMINUM SHIPMENTS

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1999    2000(1)   2001
                                                              -----   -------   -----
                                                              (IN MILLIONS OF POUNDS)
Commodity-priced primary aluminum...........................   72.4    107.4    104.1
Rolling ingot, foundry, alloys and extrusion billets........   52.7     96.8    130.6
                                                              -----    -----    -----
          Total.............................................  125.1    204.2    234.7
                                                              =====    =====    =====

---------------

(1) The Company acquired an additional 23.0% interest in the Mt. Holly facility in April 2000.

     The Company purchased approximately 54% of its alumina requirements from Alcoa for the Mt. Holly facility under a fixed-priced supply contract that expired at the end of 2001. Since January 1, 2002, Glencore supplies all of the Company's alumina requirements for the Mt. Holly facility, of which approximately half is supplied under a new five year supply contract and the remainder is supplied under an existing contract which runs through January 31, 2008. The price under both of the supply contracts is determined by reference to the quoted LME market price for primary aluminum.

     Alcoa, which operates the Mt. Holly facility, purchases all of the facility's power requirements from the South Carolina Public Service Authority under a power supply contract that expires at the end of 2005. The prices for the power purchased under this contract are fixed, subject to a fuel cost adjustment.

  HAWESVILLE FACILITY

     The Hawesville facility, which began operations in 1970, is strategically located adjacent to the Ohio River near Hawesville, Kentucky. The Hawesville facility originally had four potlines that produced 413 million pounds of primary aluminum. In September 1999, a fifth potline became operational, adding the capacity to produce an additional 110 million pounds of primary aluminum. Alumina used in the production process is shipped by river barge and unloaded at the facility's dock on the Ohio River.

     The Hawesville facility has an annual production capacity of 523 million pounds of primary aluminum. Under the owners agreement with Glencore, Century's 80% pro rata portion of the annual production capacity of the Hawesville facility is 418 million pounds. The original four potlines at the Hawesville facility are specially configured and operated so as to produce primary aluminum with a high purity level. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to the purity of standard grade aluminum which is approximately 99.7%. The high purity primary aluminum produced by the four original potlines at the Hawesville facility provides the high conductivity required by Hawesville's largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications. Standard grade aluminum would require the added expense of a chemical treatment to achieve the same level of conductivity. The newly installed fifth potline at the Hawesville facility produces standard grade aluminum.

     The Hawesville facility produces primary aluminum in molten, ingot and sow form. The following table shows primary aluminum shipments from the Hawesville facility during each of the periods indicated:

                 HAWESVILLE FACILITY PRIMARY ALUMINUM SHIPMENTS

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              1999(1)   2000    2001(2)
                                                              -------   -----   -------
                                                               (IN MILLION IN POUNDS)
Molten aluminum.............................................   271.9    280.7    295.9
Ingot, pig and sow..........................................   129.7    206.6    166.3
Foundry alloys..............................................    67.3     54.1     69.9
                                                               -----    -----    -----
          Total.............................................   468.9    541.4    532.1
                                                               =====    =====    =====

---------------

(1) The fifth potline, which can produce approximately 110 million pounds of standard grade aluminum per year, began production in September 1999.

(2) Effective April 1, 2001, Century completed the acquisition of the Hawesville facility from Southwire. Simultaneously, Century effectively sold a 20% interest in the Hawesville facility to Glencore. Shipments for the year ended December 31, 2001 included 135 million pounds shipped by Southwire and 79 million pounds shipped by Glencore.

     The alumina used by the Hawesville facility is purchased under a supply contract with Kaiser Aluminum and Chemical Corporation ("Kaiser") which runs through December 31, 2005. See discussion of the Kaiser bankruptcy at Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The price for alumina purchased under this contract is variable and determined by reference to the quoted LME market price for primary aluminum. The Hawesville facility purchases all of its power from Kenergy Corp. ("Kenergy"), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility under fixed price contracts, mostly with a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Beginning in 2003, approximately 15% of the Hawesville facility's requirements will become unpriced. The unpriced portion of the contract will increase to approximately 26% in 2006.

INDUSTRY OVERVIEW

     The most commonly used bench mark for pricing primary aluminum is the price for aluminum transactions quoted on the London Metals Exchange ("LME"). The LME price, however, does not represent the actual price paid for all aluminum products. For example, products delivered to U.S. customers are often sold at a premium to the LME price, typically referred to as the U.S. Midwest Market Price. Historically, this premium has averaged approximately $0.03 to $0.05 per pound. In addition, premiums are charged for adding certain alloys to aluminum for use in specific applications and for casting aluminum into specific shapes, such as extrusion billet or rolling slab.

     During the 1990s, worldwide supply and demand levels for primary aluminum fluctuated significantly. The fluctuations were primarily the result of declining consumption in the former Soviet Union and Asia. In the former Soviet Union, the declining consumption of primary aluminum during this period was due in large part to a substantial and sudden decrease in demand from their defense industry. During this period, imports to western economies from Eastern Bloc countries increased substantially. As a result, worldwide inventory levels rose dramatically through 1993, creating downward pressure on prices and leading to the idling of production capacity.

     From late 1993 to 1997, global demand for primary aluminum generally increased and inventory levels began to decline, leading to improved pricing and the reopening of some idled capacity. Global demand declined again in 1998 when Asia experienced economic difficulties, but rebounded in late 1999 as worldwide economic conditions improved. This growth in demand led to a further decline in inventory levels and the return to production of a substantial portion of the remaining idled capacity. During the first half of 2000, demand generally remained strong, exceeding supply and leading to a further reduction in global inventory levels. Starting in the second half of 2000 and continuing through 2001, demand weakened. Beginning in the fourth quarter of 2000, the idling of certain production facilities, primarily in the northwestern United States and Brazil, reduced global capacity by nearly 8%. These supply curtailments largely offset the reduction in demand during the second half of 2000 and 2001. The market price for primary aluminum declined throughout 2001 due, primarily, to the continued decline in global demand for primary aluminum. The average LME cash price was $0.66, $0.70 and $0.62 per pound for the years ended December 31, 2001, 2000 and 1999, respectively.

SALES AND DISTRIBUTION

     The majority of the products produced at the Company's facilities are sold to a limited number of customers. Giving pro forma effect to the Hawesville acquisition, the Company would have derived a combined total of approximately 65% of its 2001 consolidated sales from Pechiney, Southwire and Glencore, Century's three largest customers. Out of total pro forma revenues of $740.8 million for 2001, sales to Pechiney represented $203.4 million, or 27% of Century's total pro forma revenues, sales to Southwire represented $167.1 million, or 23% of total pro forma revenues and sales to Glencore represented $111.4 million or 15% of total pro forma revenues. The remaining $259.0 million, or 35% of Century's total pro forma revenues, represented sales to approximately 50 customers.

  RAVENSWOOD FACILITY

     Sales of primary aluminum to Pechiney represented $202 million or 77% of Century's revenues from the Ravenswood facility in 2001. Sales to parties other than Pechiney represented $60 million or 23% of Ravenswood's revenues in 2001. Century has a contract with Pechiney under which Pechiney will purchase 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through July 31, 2003, at a price determined by reference to the U.S. Midwest Market Price. This contract will be automatically extended through July 31, 2007 provided that the Company's power contract for the Ravenswood facility is extended or replaced through that date. After July 31, 2003, Pechiney will have the right, upon 12 months notice, to reduce its purchase obligations under the contract by 50%. Through July 2003, sales to Pechiney will represent between 73% and 87% of the Company's production capacity at the Ravenswood facility.

  MT.  HOLLY FACILITY

     Sales of primary aluminum to Glencore represented $89.7 million or 52.9% of Century's revenues from the Mt. Holly facility in 2001. Sales to third parties other than Glencore represented $79.8 million or 47.1% of revenues from the Mt. Holly facility in 2001. Century has a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009. During 2001, the price was variable and determined by reference to the quoted LME market price for primary aluminum, while the remaining eight years of the contract will be at a fixed price. Sales to Glencore under this contract represent 47% of the Company's production capacity at the Mt. Holly facility.

  HAWESVILLE FACILITY

     Sales of primary aluminum to Southwire accounted for $123.6 million or 55.4% of Century's revenues from the Hawesville facility in 2001. Sales to third parties accounted for the remaining $98.8 million or 44.6% of the Company's revenues from the Hawesville facility during 2001. In connection with the Hawesville acquisition, Century entered into a ten-year contract with Southwire to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount for each of the remaining five years. The price under this agreement is variable and is determined by reference to the U.S. Midwest Market Price. This contract will be automatically renewed for additional five-year terms, unless either party provides 12 months prior notice that it has elected not to renew. Sales of primary aluminum to Southwire will represent up to 57% of the Hawesville facility's production capacity for the first five years of the contract. Under the owners' agreement with Glencore, both parties are responsible for providing a pro rata portion of the aluminum supplied to Southwire and each party is entitled to its pro rata portion of the remaining production.

PRICING AND RISK MANAGEMENT

     The Company's operating results are sensitive to changes in the price of primary aluminum and the raw materials used in its production. As a result, Century attempts to mitigate the effects of fluctuations in primary aluminum and raw material prices through the use of various fixed-price commitments and financial instruments. Although these efforts may limit the Company's ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials, they mitigate the effect of cyclical prices for those goods and are intended to ensure that the Company earns acceptable margins on its products.

  PRICING

     The Company offers a number of pricing alternatives to its customers which, combined with Century's metals risk management activities, are designed to lock in a certain level of price stability on its primary aluminum sales. Pricing on Century's products is generally offered either at a fixed-price, where the customer pays an agreed-upon price over an extended period of time, or an indexed (or "market") price, where the customer pays an agreed-upon premium over the LME price or over other market indices.

     In connection with the sale of its rolling and fabrication businesses in September 1999, the Company entered into a long-term contract with Pechiney under which Pechiney will purchase 23 to 27 million pounds, per month of molten aluminum produced at the Ravenswood facility through July 31, 2003, at a price determined by reference to the U.S. Midwest Market Price. After increasing its ownership interest in the Mt. Holly facility, the Company entered into a contract to sell to Glencore approximately 110 million pounds of the primary aluminum produced at Mt. Holly each year through December 31, 2009. During 2001, the price was variable and determined by reference to the quoted LME market price for primary aluminum, while the remaining eight years of the contract are at a fixed price. In connection with the Hawesville acquisition, the Company entered into a 10-year contract with Southwire to supply 240 million pounds of high-purity molten aluminum per year to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility at a price determined by reference to the U.S. Midwest Market Price. Under this contract, Southwire will also purchase 60 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore are each responsible for providing a pro rata portion of the aluminum supplied to Southwire under this agreement. In addition to the contracts with Pechiney, Glencore and Southwire, the Company had fixed-price commitments to sell 115.7 million pounds of primary aluminum at December 31, 2001 and 50.3 million pounds at December 31, 2000.

  RISK MANAGEMENT

     The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company's aluminum sales contracts. The Company's risk management activities do not include trading or speculative transactions. Although the Company has not purchased material amounts of call or put options, in cases where Century sells forward primary aluminum, it may purchase call options to benefit from price increases which are significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

     To mitigate the volatility in its unpriced forward primary aluminum sales contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward sales contracts. At December 31, 2001, the Company had financial instruments, primarily with the Glencore Group, for 248.8 million pounds. These financial instruments are scheduled for settlement at various dates in 2002 through 2003. Based on market prices at December 31, 2001, the Company could have received $14.6 million for early settlement of the financial sales contracts outstanding on that date. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2001. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2001, the Company had financial instruments for 3.1 million DTHs (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2002 through 2005. Based on the fair value of the Company's financial instruments as of December 31, 2001, the Company could have settled these forward natural gas purchase contracts and paid $4.8 million.

     On a hypothetical basis a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.6 million after tax, respectively, on accumulated other comprehensive income as a result of the forward primary aluminum financial sale contracts entered into by the Company at December 31, 2001. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products.

     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $1.0 million after tax, respectively, on accumulated other comprehensive income as a result of the forward natural gas financial purchase contracts entered into by the Company at December 31, 2001.

     Effective January 1, 2001, the Company designated the financial sales and purchase contracts as cash flow hedges. To the extent the Company's cash flow hedges are effective, unrealized gains and losses on marking forward financial purchase and sales contracts to market will be reported in accumulated other comprehensive income until settled, rather than in the Statement of Operations. Ineffectiveness of cash flow hedges will be reported in the Statement of Operations.

     Century monitors its overall position, and its metals and natural gas risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

COMPETITION

     The market for primary aluminum is diverse and highly competitive. The Company competes in the production and sale of primary aluminum with numerous other producers in North America and with other producers worldwide. The Company's principal competitors in the U.S. market are Alcoa, Alcan, Russia, and various other smaller primary aluminum producers. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than the Company's. Aluminum also competes with other materials such as steel, plastic and glass which may be used as alternatives for some applications based upon relative pricing.

     The Company anticipates that continuing industry consolidation will intensify competition and further emphasize the importance of cost efficient operations. With the acquisition of the Company's 80% interest in the Hawesville facility and the integration of its operations with the Company's existing facilities, Century expects to improve the competitiveness of the Company's position on the industry cost curve and capture a significant share of the high-purity segment of the market.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to various environmental laws and regulations. Century has spent and expects to spend in the future, significant amounts for compliance with those laws and regulations. In addition, some the Company's past manufacturing activities have resulted in environmental consequences which require remedial measures. Pursuant to certain environmental laws which may impose liability regardless of fault, Century may be liable for the costs of remediation of contaminated property or for amelioration for damage to natural resources. Although Century believes, based upon information currently available to the Company's management, that it will not be subject to environmental liabilities which are likely to have a material adverse effect on the Company, Century cannot be certain that future remedial requirements at its current and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The 1990 amendments to the Clean Air Act impose stringent standards on the aluminum industry's air emissions. These amendments affect the operations of the Company's facilities as technology-based standards relating to reduction facilities and carbon plants have been instituted. Although the Company cannot predict with certainty how much will be required to be spent to comply with these standards, the Company's general capital expenditures plan includes certain projects designed to improve its compliance with both known and anticipated requirements.

     The Company has planned capital expenditures related to environmental matters, at all of its facilities, of $2.7 million in 2002, $0.7 million in 2003 and $0.3 million in 2004. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $6.1 million, $5.9 million, and $6.5 million in 2002, 2003 and 2004, respectively. As part of its general capital expenditures plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. It is Century's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that the Company is liable and the associated costs can be reasonably estimated. The Company's aggregate environmental related accrued liabilities were $1.8 million and $0.9 million at December 31, 2001 and 2000, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries, as explained more fully below. With respect to ongoing environmental compliance costs, including maintenance and monitoring, the Company expenses the costs when incurred.

  RAVENSWOOD FACILITY

     Century is aware of some environmental contamination at its Ravenswood facility which is likely to require remedial measures. The Company believes that a significant portion of this contamination is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Pursuant to an Environmental Protection Agency ("EPA") order issued in 1994 under Section 3008(h) (the "3008(h) order") of the Resource Conservation and Recovery Act ("RCRA"), Century of West Virginia is performing remedial measures at a former oil pond area at Ravenswood in connection with cyanide contamination in the groundwater. Century of West Virginia also conducted and submitted to the EPA a RCRA facility investigation ("RFI") evaluating other areas that may have contamination, and it is carrying out interim remediation measures in two other areas identified in the RFI. The Company is coordinating its interim remediation work with the EPA, and it believes those interim remediation measures, which are expected to be completed by year end 2002, will fulfill the work requirements under the 3008(h) order.

     Before the Company acquired the Ravenswood facility in 1989, Kaiser owned and operated the facility for approximately thirty years. Many of the conditions for which Century was investigated under the 3008(h) order exist because of activities which occurred during Kaiser's ownership and operation of the facility. With respect to those conditions, Kaiser will be responsible for the costs of required cleanup under the terms of the Company's agreement to purchase the Ravenswood facility. In addition, Kaiser retained title to certain land at the Ravenswood facility and retains full responsibility for those areas. Under current environmental laws, the Company may be required to undertake remedial measures with respect to any contamination which was discharged from areas which Kaiser owns or previously owned or operated. However, if such remediation is required, the Company believes Kaiser will be liable for some or all of the costs incurred by Century. On February 12, 2002, Kaiser and certain wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code ("Kaiser Bankruptcy"). While the Company believes the Kaiser Bankruptcy will not relieve Kaiser of its obligations to do remediation work under government orders, the ultimate outcome of the Kaiser Bankruptcy is uncertain. Nevertheless, the Company does not expect the Kaiser Bankruptcy to have a material adverse impact on the Company's financial condition, results of operations or liquidity.

     In connection with the sale of the Company's rolling and fabricating businesses at Ravenswood to Pechiney, the Company transferred to Pechiney certain indemnification rights under the agreement relating to Century's previous purchase of such businesses. In addition, the agreement with Pechiney provides further indemnification obligations by us to Pechiney which are limited, in general, to pre-closing conditions which were not disclosed to Pechiney or to off-site migration of hazardous substances from the Company's pre-closing acts or omissions. In general, the Company's indemnification obligations expire on September 20, 2005 and are payable only to the extent they exceed $2.0 million in the aggregate.

  MT. HOLLY FACILITY

     The Company is not aware of any material cost of environmental compliance or any material environmental liability for which it would be responsible at the Mt. Holly facility.

  HAWESVILLE FACILITY

     The Hawesville Facility has been listed on the National Priorities List under the federal Comprehensive Environmental Response, Compensation and Liability Act. On July 6, 2000, the EPA issued a final Record of Decision ("ROD") which details response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

     - removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls ("PCBs");

     - management and containment of soils and sediments with low PCB contamination in certain areas on-site; and

     - the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

     The total costs for the remedial actions to be undertaken and paid for by Southwire relative to this site are estimated under the ROD to be $12.6 million and the forecast of annual operating and maintenance costs is $1.2 million. Under the Company's agreement with Southwire to purchase NSA, Ltd. ("NSA"), which owned the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. On behalf of Southwire, Century will operate and maintain the ground water treatment system required under the ROD. Southwire will reimburse Century for any such expense that exceeds $0.4 million annually. Under the terms of the Company's agreements with Glencore relating to the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

     If on-site environmental liabilities relating to NSA's pre-closing activities that were not known to exist as of the date of the closing of the acquisition become known within six years after the closing, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after the sixth anniversary of the closing of the Hawesville acquisition will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility.

     The Company acquired NSA by purchasing all of the outstanding equity securities of its parent company, Metalsco, which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to NSA, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-NSA assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing NSA's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by NSA which pre-date the closing of the acquisition.

     Under the terms of the Company's agreement to purchase NSA, Southwire secured its indemnity obligations for environmental liabilities for seven years after the closing by posting a $15 million letter of credit issued in the Company's favor, with an additional $15 million to be posted if Southwire's net worth drops below a pre-determined level during that period. The Company's indemnity rights under the agreement are shared pro rata with Glencore. The amount of security Southwire provides may increase (but not above $15 million or $30 million, as applicable) or decrease (but not below $3 million) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

  VIALCO

     The Company is aware of contamination at an alumina facility at St. Croix, Virgin Islands which was previously owned through the Company's Virgin Islands Alumina Corporation subsidiary, or "Vialco." Century is a party to an Administrative Order on Consent with the Environmental Protection Agency ("Order") pursuant to which all past and present owners of the alumina facility have agreed to carry out a Hydrocarbon Recovery Plan which provides for the removal and management of oil which is floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to an adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will pay the parties participating in the recovery efforts the fair market value of the petroleum hydrocarbon recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to Vialco in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement.

     Pursuant to the agreement under which the Company sold the premises to St. Croix Alumina, LLC ("St. Croix"), an indirect subsidiary of Alcoa, Inc., Century retained liability for environmental conditions existing at the time of the sale, but only to the extent those conditions arose as a result of the Company's operation of the facility. Century is only obligated to indemnify St. Croix for amounts it spends on remediation which exceed $0.3 million but are no greater than $18.0 million. Vialco's indemnification obligation to St. Croix expired on July 24, 2001. Management does not believe Vialco's liability under this Order or its indemnification obligation to St. Croix, if any, will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

RESEARCH AND DEVELOPMENT

     Century performs ongoing process development work primarily using in-house engineering resources. The Company has most recently been focusing on efforts to refine the computer control of pots and to reduce electricity usage by using different configurations for the anodes in each pot.

     At the Ravenswood facility, the Company is participating in two cooperative research agreements with the U.S. Department of Energy and other partners. These projects are designed to improve the operating and energy efficiencies of the primary aluminum production process. One project, which Century implemented in 1999, uses experimental system software to identify pots that are not operating at optimal levels. The system operates on data from multiple sources including any existing control system. Two newly developed software programs that allow data mining for both targeted and previously unrecognized data patterns are currently under evaluation. The Company's potline operators will be able to use the information provided by the computer's databases to correct operational inefficiencies in the potline.

     In 1998, the Company began work on another project which focuses on the use of additives to cathode blocks to prolong their life and improve operating efficiency. The first phase of small scale testing has been successfully completed and the next phase will involve placing carbon blocks with the additives in active pots for evaluation. Construction of bench scale facilities has just been completed and testing of half width cathode blocks began in the fourth quarter of 2001.

     At the Ravenswood facility, another capital project is under way which is designed to improve the Company's ability to handle nearly 1,800 new and spent anodes per day. This project which is expected to be completed in 2004, will involve the installation of new automated cranes that will allow the crane operator to perform most of the work associated with spent anode replacement and eliminate much of the manual labor formerly required. The completion of this project will require an investment of approximately $21.1 million, of which $17.0 million has already been invested.

     Expenditures for third-party research and development totaled $0.8 million in 1999. No third-party expenditures were incurred in 2000 and 2001 and none are planned for 2002.

INTELLECTUAL PROPERTY

     The Company owns or has rights to use a number of patents or patent applications relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents or patent applications.

     The Company owns the rights to the aluminum reduction technology used at the Hawesville facility to the extent of its pro rata interest in the facility. Southwire purchased the original technology from Kaiser, and under the terms of the purchase agreement, ownership rights to the basic technology and certain improvements vested in Southwire. These improvements included the redesign of production systems, equipment and apparatus used in the reduction of alumina into primary aluminum products. Southwire has licensed portions of this technology to certain third parties.

EMPLOYEES AND LABOR RELATIONS

     The Company employs a work force of approximately 1,540 persons, consisting of approximately 1,230 hourly employees and approximately 310 salaried employees. The Company has approximately 600 hourly employees and 120 salaried employees at the Ravenswood facility, and approximately 630 hourly employees and 180 salaried employees at the Hawesville facility. The hourly employees at the Ravenswood and Hawesville facilities are represented by the United Steelworkers of America ("USWA"). The employees at the Mt. Holly facility are employed by Alcoa and are not unionized. The Company's corporate office, located in Monterey, California, has 14 salaried employees.

     The hourly employees at the Ravenswood facility are covered by a four-year labor agreement with the USWA which was to expire May 31, 2003. On March 8, 2002, the labor agreement was extended through May 31, 2006. The agreements call for fixed increases in hourly wages and provide for certain benefit adjustments each year. In August of 1999, the union employees at the Ravenswood facility staged a one-day illegal work stoppage, which resulted in a partial plant shutdown that damaged production equipment and led to estimated losses before insurance of $10.0 million, including equipment damage and business interruption losses. The Company received approximately $9.4 million in settlement of this claim from its insurance carrier.

     In connection with the Hawesville acquisition, Century negotiated a five-year collective bargaining agreement which covers all of the represented hourly employees at the Hawesville facility. Under this agreement, the Company established the terms of employment for USWA employees and settled all claims relating to a strike the USWA had taken against Southwire. This agreement, which was ratified by the USWA local on September 28, 2000, became effective upon the closing of the Hawesville acquisition. The agreement provides for fixed increases in hourly wages in the first, third, fourth and fifth years and certain benefit adjustments over the life of the agreement. The work rules under the new collective bargaining agreement are substantially similar to those previously in place at the Hawesville facility.

     Century maintains noncontributory defined benefit pension plans for all salaried employees and the hourly employees at the Ravenswood facility and the Company contributes to a multi-employer benefit plan for the hourly employees at the Hawesville facility. In addition, the Company maintains postretirement healthcare and life insurance benefit plans and defined contribution 401(k) plans for its salaried and hourly employees. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Ravenswood facility occupies 350 acres on a site totaling 2,290 acres located on the Ohio River near Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia. The Ravenswood facility was built in 1957 and has an annual production capacity of approximately 375 million pounds. See Item 1, "Business -- Facilities and Production -- Ravenswood Facility."

     The Mt. Holly facility occupies 1,000 acres on a site totaling 6,500 acres located in Mt. Holly, South Carolina. The Mt. Holly facility was constructed in 1980 and is the most recently constructed reduction facility in the United States. The Mt. Holly facility has a total production capacity of approximately 480 million pounds, of which Century owns a 49.67% interest. The remaining interest in the Mt. Holly facility is owned by Alcoa. Alcoa manages and operates the facility pursuant to an owners' agreement whereby each owner furnishes its own alumina for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs. See Item 1, "Business -- Facilities and Production -- Mt. Holly Facility."

     The Hawesville facility occupies 189 acres on a site totaling 747 acres located on the Ohio River in Hawesville, Kentucky. The Hawesville facility began operations in 1970. The Hawesville facility has a total production capacity of approximately 523 million pounds. Century's pro rata portion of the annual production capacity of the Hawesville facility is 418 million pounds. Each owner is responsible for its pro rata share of alumina and operating and conversion costs. See Item 1, "Business -- Facilities and Production -- Hawesville Facility."

     Equipment failures at the Ravenswood, Mt. Holly or Hawesville facilities could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.

     The Company is also subject to losses associated with equipment shutdowns, caused by the loss or interruption of electrical power, as well as by labor shortages and catastrophic events. Power interruptions may have a material adverse effect on the Company's business because it uses large amounts of electricity in the primary aluminum production process. Any loss of power which causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, significant losses can occur if the pots are damaged and require repair or replacement, a process that could limit or shut down the Company's production operations for a significant period of time. Certain shutdowns not covered by insurance could be a default under the Company's revolving credit facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company. In August 1999, as a result of manpower shortages caused by an illegal one-day work stoppage, the Company was forced to cut power at the Ravenswood facility, effectively shutting down one of the facility's four potlines. When the power was cut, the molten metal in the affected pots froze, resulting in significant equipment damage and other losses. The estimated cost of this shutdown was $10.0 million, including equipment damage and losses due to business interruption. The Company received approximately $9.4 million in settlement of this claim from its insurance carrier.

     Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, Century maintains insurance to cover losses resulting from damage to our power suppliers' facilities, or transmission lines that would cause an interruption of the power supply to our facilities. This insurance contains large deductibles and self-insured amounts and does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. The market for property and business interruption insurance has tightened considerably since September 11, 2001. As a result, Century expects to pay significantly higher premiums for these policies upon renewal in April, 2002. In addition, these renewal policies are likely to contain higher deductibles and self retention amounts than the expiring policies.

ITEM 3.  LEGAL PROCEEDINGS

     Century was a named defendant, along with many other companies, in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of the actions relating to the Ravenswood facility have been settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the Company has agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements it has reached on asbestos claims. Management believes there are no unsettled asbestos cases pending against the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning the executive officers of the Company. Each of such persons serves at the discretion of the Board of Directors.

                                    BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                          AGE      DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
----                          ---   ----------------------------------------------------------
Craig A. Davis..............  61    Chairman and Chief Executive Officer of the Company for
                                    more than five years.
Gerald A. Meyers............  52    President and Chief Operating Officer of the Company for
                                    more than five years.
Gerald J. Kitchen...........  61    Executive Vice President, General Counsel and Chief
                                    Administrative Officer of the Company for more than five
                                    years.
David W. Beckley............  57    Executive Vice President and Chief Financial Officer of
                                    the Company for more than five years.
E. Jack Gates...............  60    Vice President, Reduction Operations, of the Company since
                                    December 2000; President and Chief Executive Officer of
                                    F.G. Pruitt, Inc., from 1997 until December 2000; various
                                    management positions with Reynolds Metals Company from
                                    1964 until 1997.
Daniel J. Krofcheck.........  48    Vice President and Treasurer of the Company since
                                    September 1998; Treasurer of the Company from September
                                    1997 through August 1998; various positions with H.J.
                                    Heinz Company from 1988 through September 1997.

     Craig A. Davis has elected to step down as Chief Executive Officer of Century at the end of 2002. Gerald A. Meyers, currently the President and Chief Operating Officer, will succeed Mr. Davis. Mr. Davis will continue as Chairman of the Board through 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the Symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the Common Stock during the two most recent fiscal years.

                                                               HIGH     LOW
                                                              ------   ------
2001
  First Quarter.............................................  $16.81   $ 9.88
  Second Quarter............................................  $23.06   $14.19
  Third Quarter.............................................  $20.35   $ 7.40
  Fourth Quarter............................................  $16.12   $ 8.10
2000
  First Quarter.............................................  $16.88   $11.94
  Second Quarter............................................  $15.44   $10.19
  Third Quarter.............................................  $13.63   $11.69
  Fourth Quarter............................................  $12.56   $ 6.94

The Company declared and paid annual dividends of $0.20 per share of Common Stock (paid in quarterly amounts of $0.05 per share) during 2001 and 2000. Additionally, the Company declared and paid preferred dividends of $1.5 million on its preferred stock in 2001. The Company's amended loan agreement contains, among other things, restrictions on the payment of dividends by the Company. If the Company does not generate sufficient cumulative earnings, as defined in the Company's loan agreement, it would be required to suspend dividend distributions on or before 2003. As of December 31, 2001, $8.2 million of retained earnings was available for payment of dividends. See "Liquidity and Capital Resources" in
Item 7.

     At December 31, 2001, there were 23 holders of record and approximately 2,242 beneficial owners of the Company's common stock.

                      EQUITY COMPENSATION PLAN INFORMATION
                            AS OF DECEMBER 31, 2001

                                                                                          NUMBER OF SHARES
                                                                                       REMAINING AVAILABLE FOR
                                NUMBER OF SHARES     WEIGHTED                           FUTURE ISSUANCE UNDER
                                TO BE ISSUED UPON    AVERAGE                             EQUITY COMPENSATION
                                   EXERCISE OF       EXERCISE   RESTRICTED SHARES --      PLANS, EXCLUDING
PLAN CATEGORY                  OUTSTANDING OPTIONS    PRICE      PERFORMANCE SHARES      OUTSTANDING OPTIONS
-------------                  -------------------   --------   --------------------   -----------------------
Equity compensation plans
  approved by security
  holders....................        595,267          $12.82          272,840                  780,338
Equity compensation plans not
  approved by security
  holders....................             --              --               --                       --
                                     -------          ------          -------                  -------
Total........................        595,267          $12.82          272,840                  780,338
                                     =======          ======          =======                  =======

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table presents consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 2001 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1998 and 1997 is derived from the audited consolidated financial statements of the Company which are not included herein. The following historical financial data includes the results from the Company's rolling and fabrication businesses until their sale in September 1999, the results from the Company's additional 23% interest in the Mt. Holly facility since its acquisition in April 2000, and the results for the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001. Accordingly, the following results are not indicative of the Company's current business. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          2001(3)    2000(2)    1999(1)      1998       1997
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales -- third party customers....  $543,453   $299,277   $497,475   $576,006   $615,467
  Net sales -- related parties..........   111,469    129,320     68,801     74,252    105,521
                                          --------   --------   --------   --------   --------
  Total net sales.......................   654,922    428,597    566,276    650,258    720,988
  Cost of goods sold....................   634,214    396,139    572,921    611,796    691,887
                                          --------   --------   --------   --------   --------
  Gross profit (loss)...................    20,708     32,458     (6,645)    38,462     29,101
  Selling, general and administrative
     expenses...........................    18,598     13,931     18,884     19,246     17,948
                                          --------   --------   --------   --------   --------
  Operating income (loss)...............     2,110     18,527    (25,529)    19,216     11,153
  Gain on sale of fabricating
     businesses.........................        --      5,156     41,130         --         --
  Interest expense......................   (31,565)      (408)    (5,205)    (2,204)    (3,066)
  Interest income.......................       891      2,675      1,670         --         --
  Other income (expense)................     2,592      6,461       (789)       553        419
  Net gain (loss) on forward contracts
     (4)................................      (203)     4,195     (5,368)    10,574     (6,837)
                                          --------   --------   --------   --------   --------
  Income (loss) before income taxes,
     extraordinary item and minority
     interest...........................   (26,175)    36,606      5,909     28,139      1,669
  Income tax benefit (expense)..........    10,031    (11,301)      (628)   (10,202)      (601)
                                          --------   --------   --------   --------   --------
  Income (loss) before extraordinary
     item and minority interest.........   (16,144)    25,305      5,281     17,937      1,068
  Minority interest -- net of income
     taxes..............................     2,442         --         --         --         --
                                          --------   --------   --------   --------   --------
  Net income (loss) before extraordinary
     item...............................   (13,702)    25,305      5,281     17,937      1,068
  Extraordinary item -- write off of
     deferred bank fees, net of income
     tax benefit of $766................        --         --     (1,362)        --         --
                                          --------   --------   --------   --------   --------
  Net income (loss).....................   (13,702)    25,305      3,919     17,937      1,068
  Preferred dividends...................    (1,500)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Earnings (loss) available to common
     shareholders.......................  $(15,202)  $ 25,305   $  3,919   $ 17,937   $  1,068
                                          ========   ========   ========   ========   ========

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                          2001(3)    2000(2)    1999(1)      1998       1997
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)

BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (Loss) before extraordinary
     item...............................  $  (0.74)  $   1.25   $   0.26   $   0.90   $   0.05
  Extraordinary item....................        --         --      (0.07)        --         --
                                          --------   --------   --------   --------   --------
  Net Income (loss).....................  $  (0.74)  $   1.25   $   0.19   $   0.90   $   0.05
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS (LOSS) PER COMMON
  SHARE:
  Income (loss) before extraordinary
     item...............................  $  (0.74)  $   1.24   $   0.26   $   0.89   $   0.05
     Extraordinary item.................        --         --      (0.07)        --         --
                                          --------   --------   --------   --------   --------
     Net Income (loss)..................  $  (0.74)  $   1.24   $   0.19   $   0.89   $   0.05
                                          ========   ========   ========   ========   ========
DIVIDENDS PER COMMON SHARE..............  $   0.20   $   0.20   $   0.20   $   0.20   $   0.20
                                          ========   ========   ========   ========   ========

                                                              DECEMBER 31,
                                          ----------------------------------------------------
                                          2001(3)    2000(2)    1999(1)      1998       1997
                                          --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA (AT PERIOD END):
  Working capital.......................  $ 66,380   $ 76,701   $124,391   $188,156   $180,524
  Intangible asset -- power contract....   146,002         --         --         --         --
  Total assets..........................   776,706    333,770    310,802    545,630    507,148
  Long-term debt........................   321,446         --         --     89,389     58,950
  Total noncurrent liabilities..........   441,329     74,511     58,831    252,782    220,604
  Total shareholders' equity............   217,185    202,639    179,728    177,483    163,546

---------------

(1) On September 21, 1999, the Company sold its rolling and fabrication businesses to Pechiney for $234.3 million and recorded pre-tax gains of $41.1 million in 1999 and $5.2 million in 2000. Accordingly, the results of operations for 1999, 2000 and 2001 do not include results from the rolling and fabrication businesses after such date. Similarly, balance sheet data as of and following December 31, 1999 does not include the assets and liabilities related to the rolling and fabrication businesses.

(2) On April 1, 2000, the Company purchased an additional 23% interest in the Mt. Holly facility from Xstrata, an affiliate of Glencore, increasing the Company's ownership interest to 49.7%. Accordingly, the results of operations following that date reflect the increased production which resulted from that purchase. Similarly, balance sheet data as of and following December 31, 2000 includes the assets and liabilities related to the additional 23% interest in the Mt. Holly facility.

(3) On April 1, 2001, the Company purchased the Hawesville facility from Southwire Company. Simultaneously, the Company effectively sold a 20% interest in the Hawesville facility to Glencore. Accordingly, the results of operations following that date reflect the increased production which resulted from Century's 80% interest. Similarly, balance sheet data as of and following December 31, 2001 includes assets and liabilities related to the Company's 80% interest in the Hawesville facility.

(4) On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments. As a result, to the extent that the Company's derivatives are designated as effective cash flow hedges, unrealized gains (losses) will be reported as accumulated other comprehensive income, rather than reported in the Statement of Operations as was done in 2000. Beginning in 2001, realized gains (losses) resulting from hedging activities are reported as adjustments to net sales and cost of goods sold. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Accounting Standards."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion reflects the Company's historical results of operations, which (1) includes the Company's rolling and fabricating businesses until they were sold in September 1999, (2) does not include results from the Company's additional interest in the Mt. Holly facility until it was acquired in April 2000 and (3) does not include results from the Company's 80% interest in the Hawesville facility until it was acquired in April 2001. Accordingly, the following discussion of the Company's results of operations is not indicative of Century's current business. The reader should read the following discussion in conjunction with the consolidated financial statements included elsewhere in this filing.

OVERVIEW

     The Company is a producer of primary aluminum, and the Company's net sales are derived from the sale of primary aluminum. On September 21, 1999, the Company sold its rolling and fabrication businesses to Pechiney. Effective April 1, 2000, the Company increased its ownership of the Mt. Holly facility to 49.67% by acquiring an additional 23% interest for a cash purchase price of $94.7 million. The Mt. Holly facility has an annual production capacity of 480 million pounds of primary aluminum, and Century's interest represents 238 million pounds of that capacity.

     On April 1, 2001, the Company acquired from Southwire, a privately-held wire and cable manufacturing company, all of the outstanding stock of Metalsco, formerly a wholly owned subsidiary of Southwire. Metalsco owns NSA, which owns and operates the Hawesville facility. The Hawesville facility has the capacity to produce 523 million pounds of primary aluminum per year. The Company also acquired from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which were not held by NSA. The cash purchase price for the Hawesville acquisition was $466.8 million. The Company also assumed industrial revenue bonds related to the Hawesville facility in the principal amount of $7.8 million and Century may be required to make additional post closing payments to Southwire of up to $7.0 million. In connection with the acquisition, Glencore effectively purchased from Century a 20% interest in the Hawesville facility for $99.0 million and assumed responsibility for payment of 20% of the principal amount of the industrial revenue bonds and payment of a pro rata portion of any post-closing payments made to Southwire. Glencore also purchased $25.0 million of convertible preferred stock of the Company with an 8% cumulative dividend preference. In connection with its financing of the transaction, the Company issued to certain institutional investors $325.0 million of its senior secured first mortgage notes (the "Notes") due 2008 in a private offering exempt from registration under the Securities Act of 1933. In November 2001, the Company exchanged the Notes for a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes"), which are registered under the Securities Act of 1933.

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

     The principal elements comprising the Company's cost of goods sold are raw materials, power and labor. The principal raw materials used by the Company in its production process are alumina, coal tar, pitch, petroleum coke and aluminum fluoride. Pursuant to a supply contract with Alcoa which expired as of December 31, 2001, the Company paid a fixed price for the alumina used at the Ravenswood facility and 54% of the Company's requirements at the Mt. Holly facility. All of the Company's remaining alumina requirements are purchased under variable-price contracts with the price of alumina purchased linked to the LME price for primary aluminum. In connection with its acquisition of Xstrata's 23% interest in the Mt. Holly facility, the Company assumed Xstrata's long-term variable-price supply contract with Glencore which provides the additional alumina required as a result of the Company's increased interest in the Mt. Holly facility. The Company purchases the alumina it uses at the Hawesville facility from Kaiser under a variable-price supply contract which runs through 2005. The Company has received assurances from Kaiser management that Kaiser will continue to perform under this alumina supply agreement, and the Company is seeking to have the contract assumed through the bankruptcy process, but there can be no assurance the Company will be successful. Beginning January 1, 2002, the Company replaced its fixed-price supply contract with Alcoa with a five-year variable-price supply contract with Glencore which will supply the alumina used at the Ravenswood facility and for 54% of the Company's requirements at the Mt. Holly facility. As a result, beginning January 1, 2002 all of the Company's alumina requirements will be purchased under variable-price contracts linked to market prices for primary aluminum.

     The Company uses significant amounts of electricity in the aluminum production process. Under the terms of the Company's supply contract with Ohio Power, the Company pays a fixed price for the power used at the Ravenswood facility. That agreement expires on July 31, 2003. American Electric Power Company (the parent of Ohio Power Company) has advised the Company that the Company is eligible to enter into a new fixed-price power supply agreement with Ohio Power upon the termination of its existing agreement. The new agreement, the terms of which are established by a tariff approved by the Public Utilities Commission of Ohio, would expire not later than December 31, 2005. The tariff was created pursuant to a requirement of the State of Ohio's electric power deregulation act and will govern electrical power service during a transitional period in which competitive power markets are expected to be developed. Under the terms of the supply contracts with South Carolina Public Service Authority which extend to 2005, the Company pays prices set by Authority Rate Schedules and Clauses (including a fuel adjustment clause) for power used at the Mt. Holly facility. The Hawesville facility currently purchases its power requirements from Kenergy, under an agreement which expires at the end of 2010, mostly at fixed prices. The Company's results of operations in 2001 were adversely impacted by $5.4 million as the result of increases in natural gas and purchased off-system power costs during the first half of 2001 and increased coal costs during the second half of 2001 which triggered fuel cost adjustments in the Mt. Holly facility power supply contract.

     The Company's labor costs are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. On June 1, 1999, the Company entered into a new four-year labor contract with its hourly workers at the Ravenswood facility. On March, 8, 2002, the labor agreement was extended through May 31, 2006. In connection with the Hawesville acquisition, the Company negotiated a collective bargaining agreement with the USWA which covers all of the represented hourly employees at the Hawesville facility. Under this agreement, the Company established the terms of employment for USWA employees and settled all claims relating to a work stoppage which occurred during Southwire's ownership of the facility. The agreement was ratified by the USWA local on September 28, 2000, became effective upon closing of the Hawesville acquisition and has a five-year term. The agreement provides for fixed increases in hourly wages and certain benefits adjustments in its first, third and fifth years. The work rules under the new collective bargaining agreement are substantially similar to those previously in place at the Hawesville facility.

RESULTS OF OPERATIONS

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's Statements of Operations. The following table includes the results from the Company's rolling and fabrication businesses until its sale in September 1999, the results from the Company's additional 23% interest in Mt. Holly facility since its acquisition in April 2000, and the results from the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001.

                                                              PERCENTAGE OF NET SALES
                                                              ------------------------
                                                               2001     2000     1999
                                                              ------   ------   ------
Net sales...................................................  100.0%   100.0%   100.0%
Cost of goods sold..........................................   96.8     92.4    101.2
                                                              -----    -----    -----
     Gross profit (loss)....................................    3.2      7.6     (1.2)
Selling, general and administrative expenses................    2.9      3.3      3.3
                                                              -----    -----    -----
     Operating income (loss)................................    0.3      4.3     (4.5)
Gain on sale of fabricating businesses......................     --      1.2      7.2
Interest expense............................................   (4.8)    (0.1)    (0.9)
Interest income.............................................    0.1      0.6      0.3
Other income (expense)......................................    0.4      1.5     (0.1)
Net gain (loss) on forward contracts........................     --      1.0     (1.0)
                                                              -----    -----    -----
Income (loss) from continuing operations before income
  taxes.....................................................   (4.0)     8.5      1.0
Income tax benefit (expense)................................    1.5     (2.6)    (0.1)
                                                              -----    -----    -----
Income (loss) from continuing operations before
  extraordinary item and minority interest..................   (2.5)     5.9      0.9
Minority Interest -- net....................................    0.4       --       --
                                                              -----    -----    -----
Net income (loss) before extraordinary item.................   (2.1)     5.9      0.9
Extraordinary item -- write-off of deferred bank fees.......     --       --     (0.2)
                                                              -----    -----    -----
Net income (loss)...........................................   (2.1)%    5.9%     0.7%
                                                              =====    =====    =====

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                PRIMARY ALUMINUM           SHEET AND PLATE PRODUCTS
                               ------------------   --------------------------------------
                                  DIRECT(1)(2)          DIRECT(1)              TOLL
                               ------------------   ------------------   -----------------
                               POUNDS    $/POUNDS   POUNDS    $/POUNDS   POUNDS   $/POUNDS
                               -------   --------   -------   --------   ------   --------
                                                  (POUNDS IN THOUSANDS)
2001
  First Quarter..............  149,274    $0.74          --       --        --        --
  Second Quarter(5)..........  255,145    $0.74          --       --        --        --
  Third Quarter..............  259,408    $0.71          --       --        --        --
  Fourth Quarter.............  254,616    $0.68          --       --        --        --
                               -------    -----     -------    -----     -----     -----
          Total..............  918,443    $0.71          --       --        --        --
2000
  First Quarter..............  128,082    $0.75          --       --        --        --
  Second Quarter(4)..........  149,530    $0.73          --       --        --        --
  Third Quarter..............  151,219    $0.73          --       --        --        --
  Fourth Quarter.............  152,787    $0.73          --       --        --        --
                               -------    -----     -------    -----     -----     -----
          Total..............  581,618    $0.74          --       --        --        --
1999
  First Quarter..............  122,250    $0.63     113,751    $1.18     4,405     $0.25
  Second Quarter.............  131,018    $0.63     113,579    $1.17     2,357     $0.23
  Third Quarter(3)...........  116,583    $0.66     100,339    $1.16     1,818     $0.23
  Fourth Quarter.............  115,991    $0.70          --    $  --        --     $  --
                               -------    -----     -------    -----     -----     -----
          Total..............  485,842    $0.65     327,669    $1.17     8,580     $0.24

---------------

(1) Does not include materials and products processed by the Company for a fee ("tolling") and forward sales contracts without physical delivery.

(2) For the year 1999, the primary aluminum segment includes intersegment sales to the sheet and plate products segment.

(3) The table includes the results from the Company's rolling and fabrication businesses until its sale in September 1999. The Company sold its fabricating businesses to Pechiney in September 1999.

(4) The table includes results from the Company's additional 23% interest in Mt. Holly facility since its acquisition in April 2000.

(5) The table includes the results from the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001.

  YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

     The following discussion reflects Century's historical results of operations, which do not include results from the Company's additional interest in the Mt. Holly Facility until it was acquired in April 2000 and do not include results for the Company's 80% interest in the Hawesville Facility until it was acquired in April 2001.

     Net sales. Net sales for the year ended December 31, 2001 increased 52.8% to $654.9 million from $428.6 million for the year ended December 31, 2000. The increase was primarily the result of increased volumes from the Hawesville facility beginning April 1, 2001 and the Company's additional 23% interest in the Mt. Holly facility beginning April 1, 2000 and was partially offset by declining market prices for primary aluminum.

     Gross profit. Gross profit for year ended December 31, 2001 decreased $11.8 million to $20.7 million from $32.5 million for the same period in 2000. The decrease was primarily the result of (a) declining market prices for primary aluminum, (b) the electrical power cost increase of $5.4 million at the Mt. Holly facility during the year ended December 31, 2001 (c) net LIFO and lower of cost or market inventory adjustments of $5.2 million and $1.6 million during the years ended December 31, 2001 and 2000, respectively. These items were partially offset by gross margins on sales volume from the Company's additional interest in the Mt. Holly facility beginning in April 2000 and the Hawesville facility acquisition beginning in April 2001.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2001 increased to $18.6 million from $13.9 million for the year ended December 31, 2000. The increases were a direct result of a charge for bad debts of $4.4 million during the year ended December 31, 2001 and the inclusion of the Company's pro rata share of selling, general and administrative expenses from the Hawesville facility following the Hawesville acquisition in April 2001.

     Operating income or loss. Operating income for the year ended December 31, 2001 was $2.1 million. This compares with operating income of $18.5 million for the year ended December 31, 2000. Changes in operating income are primarily a result of changes in gross profit and increases in selling, general and administrative expenses for the reasons discussed above.

     Gain On Sale of Fabricating Businesses. For the year ended December 31, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded.

     Interest Expense. Interest expense during the year ended December 31, 2001 was $31.6 million. This compares with interest expense of $0.4 million during 2000. The change in interest was a result of the borrowings required to fund the Hawesville acquisition in April 2001.

     Interest Income. Interest income during the year ended December 31, 2001 was $0.9 million. This compares with interest income of $2.7 million during 2000. The change in interest was a result of using available cash to fund the acquisition of the Hawesville facility in April 2001.

     Other Income/Expense. Other income for the year ended December 31, 2001 was $2.6 million. This compares with other income of $6.5 million for the same period in 2000. The change in other income resulted principally from the receipt of $3.4 million and $6.1 million during the years ended December 31, 2001 and 2000, respectively, in settlement of the Company's business interruption and property damage claim with its insurance carrier. The claim was a result of the illegal work stoppage at the Ravenswood Facility in August 1999. The insurance settlement was partially offset by a loss on disposal of assets of $0.9 million during the year ended December 31, 2001.

     Net Gains/Losses on Forward Contracts. For the year ended December 31, 2001 the Company recorded a loss on forward contracts of $0.2 million. For the year ended December 31, 2000 the Company recorded a gain of $4.2 million. The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, effective January 1, 2001. See Note 1 to the Consolidated Financial Statements appearing in Part II, Item 8. The Company's forward financial sales and purchase contracts, which were previously recorded at fair value through the Statement of Operations, have been designated as cash flow hedges as of January 1, 2001. To the extent cash flow hedges are effective, unrealized gains and losses on forward financial sales and purchase contracts are no longer reported in the Statement of Operations, but rather are reported in accumulated other comprehensive income on a net of tax basis and reclassified into earnings when realized.

     Tax Provision/Benefit. Income tax benefit for the year ended December 31, 2001 was $10.0 million. This compares with income tax expense of $11.3 million for the same period in 2000. The change in income taxes was a result of the Company's pre-tax loss in 2001. The change in the 2001 effective tax rate from the year ended December 31, 2000 was a result of the reduction in 2000 of estimated income taxes payable relating to the reversal of prior period accruals.

     Net Income or Loss before Minority Interest. The Company had a net loss before minority interest of $16.1 million during the year ended December 31, 2001 compared to net income of $25.3 million during the comparable 2000 period. Net income before minority interest decreased for the reasons discussed above.

     Minority Interest. Minority Interest reflects Glencore's interest in the net operating results of Century Aluminum of Kentucky, LLC (the "LLC"), the limited liability company which holds the power contract for the Hawesville facility, which consists of amortization of the power contract.

     Net Income. The Company had a net loss of $13.7 million during the year ended December 31, 2001 compared to a net income of $25.3 million during the comparable 2000 period. Net income decreased for the reasons discussed above.

  YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Net Sales. Consolidated net sales decreased 24.3% to $428.6 million in 2000 from $566.3 million in 1999. The decrease was primarily the result of the sale of the Company's rolling and fabrication businesses which generated $248.9 million in net sales (after adjusting for $136.8 million in intercompany transfers of primary aluminum) prior to its disposition in September 1999. The $248.9 million in net sales relating to the rolling and fabrication businesses includes $2.0 million in tolling fees. No tolling fees were earned in 2000 due to the sale of the rolling and fabrication businesses in 1999. Excluding the effects of the sale of the rolling and fabrication businesses, net sales increased by $111.2 million, resulting from a 95.8 million pound increase in primary aluminum shipments from 485.8 million pounds in 1999 to 581.6 million pounds in 2000 and an increase in the average unit selling prices for primary aluminum to $0.74 per pound in 2000 from $0.65 per pound in 1999. Shipments in 2000 included 84 million pounds from the acquisition of an additional interest in Mt. Holly, which were sold at an average price of $0.73 per pound. Shipments in 1999 were impacted by the loss of approximately 15 million pounds resulting from an illegal work stoppage at the Ravenswood facility in August 1999. The increase in average realized prices was primarily the result of an increase in the average LME price for the period in which the Company's sales were priced.

     Gross Profit or Loss. Gross profit for the year ended December 31, 2000 was $32.5 million compared to a loss of $6.6 million for the year ended December 31, 1999. Gross profit of the primary aluminum segment was $32.5 million in 2000 compared to a loss of $17.2 million in 1999. Gross profit of the primary aluminum segment in 2000 increased by $40.7 million as a result of higher realized prices in 2000 and $8.0 million as a result of increased primary aluminum shipments. Gross profit of the primary aluminum segment was impacted by a $1.6 million charge to adjust inventory to its estimated realizable value in 2000, a $1.8 million credit as a result of a one time alumina sale in 2000 and a $4.6 million charge to value primary aluminum inventories on a stand alone LIFO basis after the sale of the rolling and fabrication businesses that were sold in September 1999. Gross profit of the sheet and plate segment, which consisted of the rolling and fabrication businesses that were sold in September 1999, was $10.7 million in 1999.

     Selling, General and Administrative Expenses. Consolidated selling, general and administrative expenses decreased 26.5% to $13.9 million in 2000 from $18.9 million in 1999. The decrease was primarily due to the sale of the Company's rolling and fabrication businesses in September 1999.

     Gain on Sale of Rolling and Fabrication Businesses. For the year ended December 31, 2000, the Company recorded a gain on the sale of its fabricating businesses of $5.2 million. This resulted from the settlement of post-closing adjustments to the transaction as originally recorded. For the year ended December 31, 1999, the Company recorded a gain on the sale of its fabricating businesses of $41.1 million.

     Interest Expense. Interest expense of $0.4 million for the year ended December 31, 2000. This compares with interest expense of $5.2 million during 1999. The change in interest was due to the lack of borrowing in 2000.

     Interest Income. Interest income for the year ended December 31, 2000 was $2.6 million. This compares with interest income of $1.7 million during 1999. The change in interest was due to the lack of borrowing and increased earnings on invested cash in 2000.

     Other Income or Expense. Other income was $6.5 million in 2000 compared to other expense of $0.8 million in 1999. The increase in other income was primarily due to the receipt of approximately $6.1 million in partial settlement of the Company's claim with its insurance providers relative to property damage and business interruption losses resulting from the illegal work stoppage at the Ravenswood facility in August 1999.

     Net Gains or Losses on Forward Contracts. Net gains on forward contracts were $4.2 million in 2000 compared to a net loss on forward contracts of $5.4 million in 1999. The increase resulted from lower market prices for primary aluminum as of December 31, 2000 with respect to the value of the Company's forward sales contracts on that date.

     Tax Provision. Income tax expense for the year ended December 31, 2000 was $11.3 million compared to $0.6 million for the same period in 1999. The increase was primarily due to an increase in pre-tax income before extraordinary items of $30.7 million from $5.9 million in 1999 to $36.6 million in 2000. Income tax expense for the years ended December 31, 2000 and 1999, respectively, included a $2.4 million and $1.5 million reduction in estimated income taxes payable relating to the reversal of prior period accruals. These credits increased the effective tax rate from 11% in 1999 to 31% in 2000.

     Extraordinary Item. The extraordinary item in 1999 was due to a write-off of deferred bank fees, net of income tax benefit of $0.8 million.

     Net Income. Net income increased to $25.3 million in 2000 from $3.9 million in 1999. The increase was due to higher unit selling prices for primary aluminum, increased primary aluminum shipments, the acquisition of the additional interest in the Mt. Holly facility and proceeds received on the Company's insurance claim related to the illegal work stoppage at the Ravenswood facility.

LIQUIDITY AND CAPITAL RESOURCES

     With the completion of the Hawesville acquisition and the sale of the Notes, the Company's principal sources of liquidity are cash flow from operations and borrowings under the revolving credit facility. The Company's principal uses of cash are payments of interest on the Company's outstanding debt and dividends on preferred and common stock, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

  DEBT SERVICE

     As of December 31, 2001, the Company had approximately $329.2 million of indebtedness outstanding, including $321.4 million of principal amount of the Notes, net of unamortized issuance discount, and $7.8 million in industrial revenue bonds which were assumed in connection with the Hawesville acquisition.

     Notes. Interest payments on the 11 3/4% Senior Secured First Mortgage Notes are payable semiannually in arrears beginning on October 15, 2001. Payment obligations under the Notes are unconditionally guaranteed by the Company's domestic subsidiaries (other than the Century Aluminum of Kentucky, LLC ("LLC")) and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. The notes will mature in 2008. The indenture governing the Notes contains customary covenants, including limiting our ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. If the Company does not generate sufficient cumulative earnings, Century would need to reduce or suspend common and/or preferred dividends on or before January 2003 to comply with its note covenants. Pursuant to the terms of the indenture, because the Company did not consummate a registered exchange offer for the outstanding notes on or before September 30, 2001, the Company was required to pay additional interest on the outstanding notes at a rate of 0.5% over the stated rate from September 30, 2001 until the exchange offer was consummated on November 12, 2001.

     Revolving Credit Facility. In connection with the Hawesville acquisition, the Company replaced its former $67.1 million revolving credit facility with a new $100.0 million revolving credit facility. The

Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the revolving credit facility are, at the Company's option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. The maturity date of the facility is April 2, 2006. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company's option. The Company expects the borrowing base, less the reserve, will permit the Company to borrow approximately $55.0 to $65.0 million under the revolving credit facility. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

     Industrial Revenue Bonds. As part of the purchase price for the Hawesville acquisition, the Company assumed industrial revenue bonds in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville Facility. Pursuant to the Company's agreement with Glencore, Glencore will pay a pro rata portion of the debt service costs of the industrial revenue bonds. The industrial revenue bonds mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the Industrial Revenue Bonds is paid quarterly. At December 31, 2001, the interest rate on the industrial revenue bonds was 2.05%. The bonds are classified as current liabilities because they are remarketed weekly and, under the indenture governing the bonds, repayment upon demand could be required if there is a failed remarketing.

  CONVERTIBLE PREFERRED STOCK

     In connection with the Hawesville acquisition, the Company issued $25.0 million of Century Aluminum Company convertible preferred stock to Glencore. The Company is required to pay dividends on the preferred stock at a rate of 8% per year, which is cumulative. The notes and the revolving credit facility impose restrictions on the Company's ability to pay cash dividends on the convertible preferred stock.

  WORKING CAPITAL

     Working capital was $66.4 million at December 31, 2001. The Company believes that its working capital will be consistent with past experience and that borrowing availability under the revolving credit facility should be sufficient to meet working capital needs.

  CAPITAL EXPENDITURES

     Capital expenditures for 2001 were approximately $14.5 million and were principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. The revolving credit facility restricts the Company's ability to make capital expenditures; however, the Company believes that the amount permitted will be adequate to maintain its properties and business and comply with environmental requirements.

  ACQUISITIONS, LIQUIDITY AND FINANCING

     The Company actively pursues opportunities to acquire primary aluminum reduction facilities, which offer favorable cost structures and diversify the Company's geographic presence, and upstream integration opportunities into bauxite mining and alumina refining. In connection with possible future acquisitions, the Company may need additional financing, which may be provided in the form of debt or equity. The Company cannot be certain that any such financing will be available. The Company anticipates that operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet its future debt service obligations as they become due, as well as working capital and capital expenditures requirements. The Company's ability to meet its liquidity needs, including any and all of its debt service obligations, will depend upon its future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors, many of which are beyond the Company's control. The Company will continue from time to time to explore additional financing methods and other means to lower its cost of capital, including stock issuances or debt financing and the application of the proceeds to the repayment of bank debt or other indebtedness.

  HISTORICAL

     The Company's statements of cash flows for the years ended December 31, 2001, 2000 and 1999 are summarized below:

                                                       2001        2000        1999
                                                     ---------   ---------   --------
                                                          (DOLLARS IN THOUSANDS)
Net cash provided by (used in) operating
  activities.......................................  $  38,623   $  58,103   $(44,190)
Net cash (used in) provided by investing
  activities.......................................   (382,245)   (106,158)   222,886
Net cash (used in) provided by financing
  activities.......................................    324,048      (4,170)   (93,521)
                                                     ---------   ---------   --------
(Decrease) increase in cash........................  $ (19,574)  $ (52,225)  $ 85,175
                                                     =========   =========   ========

     Net cash from operating activities of $38.6 million in 2001 was $19.5 million less than the $58.1 million from operating activities experienced in 2000. Net cash from operating activities of $58.1 million in 2000 was $102.3 million more than the $44.2 million use of cash experienced in 1999. The $19.5 million decline in net cash from operating activities in 2001 is due primarily to a $31.6 million increase in interest expense resulting from the Hawesville acquisition which was partially offset by a $13.6 million increase in operating income before depreciation and amortization. The improvement in operating income before depreciation and amortization is comprised of increased volume and lower average unit production costs resulting from the Hawesville acquisition which were significantly reduced by declining metal prices. The increase in 2000 compared to 1999 was due to an increase in net income, adjusted to exclude the effect of depreciation and amortization and any gains from dispositions, of $53.0 million related primarily to improved pricing for aluminum, a reduction in required pension contributions of approximately $17.5 million and a $43.0 million change in cash flow relating to working capital. These increases in cash flow were partially offset by a decrease in deferred tax expense of $9.6 million related primarily to the sale of the rolling and fabrication businesses during 1999. In 1999, working capital was increased by $32.4 million primarily due to an increase in receivables after the disposition of the rolling and fabrication businesses. In 2000, the Company reduced working capital by $10.6 million primarily through an increased focus on the collection of receivables.

     The Company's net cash used for investing activities was $382.2 million during 2001. The cash was used primarily for the Hawesville acquisition and was partially offset by the proceeds from the sale to Glencore of the minority interest in the Hawesville Facility. The Company's net cash used in investing activities was $106.2 million during 2000. The cash was used primarily for the acquisition of an additional interest in the Mt. Holly Facility in April 2000. The net cash provided by investing activities was $222.9 million in 1999. This was provided primarily from the receipt of cash from the sale of the rolling and fabrication businesses in September 1999.

     Net cash from financing activities was $324 million for 2001. Net cash used in financing activities was $4.2 million for 2000 and $93.5 million for 1999. During 2001, the cash from financing activities was primarily from borrowings and the issuance of preferred stock related to the Hawesville acquisition and was partially offset by the payment of common and preferred stock dividends. The $4.2 million use of cash in 2000 relates solely to the payment of dividends whereas in 1999 the Company also utilized a portion of the proceeds from the sale of its rolling and fabrication businesses to retire all of the outstanding bank debt.

     On March 31, 1999, the Company entered into an agreement with Fleet National Bank, formerly BankBoston, N.A. and the CIT Group/Business Credit, Inc. ("Bank Agreement"), to provide a credit facility in the amount of up to $180.0 million to refinance indebtedness, finance certain capital expenditures and for other general corporate purposes. The borrowing base for purposes of determining availability was based upon certain eligible inventory and receivables. The credit facility consisted of a revolving credit facility of up to $160.0 million and a term loan of $20.0 million. The term loan was never drawn by the Company. The revolving credit facility was secured by the inventory and receivables of Century Aluminum of West Virginia, Inc. and Berkeley Aluminum, Inc. In connection with the sale of the rolling and fabrication businesses, the Company repaid all of its indebtedness under the credit facility and agreed with its lenders to reduce the revolving credit facility from $160.0 million to $75.0 million, which was further reduced to $67.1 million in April 2000. In April 2001, this credit facility was replaced with a new $100.0 million revolving credit facility. See Note 5 to the Consolidated Financial Statements appearing in Part II, Item 8.

  ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

     The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.8 million and $0.9 million at December 31, 2001 and December 31, 2000, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     The Company has planned environmental capital expenditures of approximately $2.7 million for 2002, $0.7 million for 2003 and $0.3 million for 2004. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $6.1 million, $5.9 million, and $6.5 million in each of 2002, 2003 and 2004. As part of the Company's general capital expenditure plan, it also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Part I, Item 1 "Environmental Matters".

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

     The Company's primary aluminum financial instruments, which were previously recorded at fair value through the Statement of Operations, were designated as cash flow hedges as of January 1, 2001 and accordingly, to the extent the Company's cash flow hedges are effective, unrealized gains and losses are reflected as accumulated other comprehensive income net of tax while realized gains and losses are recorded as revenue or expense. The Company's natural gas financial instruments, which are designated as cash flow hedges, were recorded at fair value on the balance sheet as of December 31, 2001 and 2000. No transition adjustment was required upon adoption of SFAS No. 133. As of December 31, 2001, the Company reported a balance in accumulated other comprehensive income of $6.8 million.

     The Financial Accounting Standards Board (the "FASB") continues to identify and provide guidance on various implementation issues related to SFAS No's. 133 and 138 that are in varying stages of review and clearance by the FASB. The Company has adopted all FASB guidance that was required to be implemented by December 31, 2001. The Company is currently evaluating the impact of pending FASB guidance and has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after September 30, 2001 and eliminates the pooling-of-interests method. The Company is currently evaluating the cumulative effect and ongoing impact of SFAS No. 141 on its financial position and results of operations. There have been no business acquisitions since the effective date of SFAS No. 141.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently evaluating the cumulative effect and ongoing impact of SFAS No. 142 on its financial position and results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The standard became effective January 1, 2002. The Company is developing a plan to apply the provisions of this statement to its operations on an ongoing basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICES

     The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company's aluminum sales contracts. The Company's risk management activities do not include trading or speculative transactions. Although the Company has not materially participated in the purchase of call or put options, in cases where Century sells forward primary aluminum, it may purchase call options to benefit from price increases which are significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

     In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into the Pechiney Metal Agreement, pursuant to which Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a price determined by a market-based formula. Subsequent to the Company's purchase of an additional 23% interest in the Mt. Holly Facility from Xstrata, and effective April 1, 2000, the Company entered into the Glencore Metal Agreement pursuant to which it sells to Glencore
110.0 million pounds of primary aluminum products per year. In connection with the Hawesville acquisition, the Company entered into a 10-year contract with Southwire to supply 240 million pounds of high-purity molten aluminum per year to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility at a price determined by reference to the U.S. Midwest Market Price. Under this contract, Southwire will also purchase 60 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement. See Notes 1 and 2 to the Consolidated Financial Statements appearing in Part II, Item 8.

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement the Company had forward delivery contracts to sell
377.1 and 50.3 million pounds of primary aluminum at December 31, 2001 and December 31, 2000, respectively. Of these forward delivery contracts, 25.5 million pounds and 14.7 million pounds at December 31, 2001 and December 31, 2000, respectively, were with the Glencore Group.

     The Company was party to a long-term supply agreement to purchase 936.0 million pounds of alumina annually through the end of 2001. Beginning January 2, 2002, that agreement was replaced by new long-term supply agreements with Glencore that extend through 2006. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. This alumina supply agreement terminates in 2008. As part of its Hawesville acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract. See the Kaiser Bankruptcy information at
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     At December 31, 2001, the Company had entered into 248.8 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2002 and 2003. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2001, the Company had financial instruments for 3.1 million DTH (one decatherm, or DTH, is equivalent to one million British Thermal Units or DTUs). These financial instruments are scheduled for settlement at various dates in 2002 through 2005.

     On a hypothetical basis a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.6 million after tax, respectively, on accumulated other comprehensive income for the year ended December 31, 2001 as a result of the forward primary aluminum financial sale contracts entered into by the Company at December 31, 2001.

     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $1.0 million after tax, respectively, on accumulated other comprehensive income for the year ended December 31, 2001 as a result of the forward natural gas financial purchase contracts entered into by the Company at December 31, 2001.

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

     This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products. Because all of the Company's alumina contracts are indexed to the LME price for aluminum, beginning in 2002, they act as a natural hedge for approximately 25% of the Company's production. Entering the year 2002, approximately 48% and 55% of the Company's production for the years 2002 and 2003, respectively, was either hedged by the alumina contracts or by fixed price forward delivery and financial sales contracts.

INTEREST RATES

     Interest Rate Risk. The Company's primary debt obligations are the outstanding Notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At December 31, 2001, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

     The Company's primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     33
Consolidated Balance Sheets at December 31, 2001 and 2000...     34
Consolidated Statements of Operations for the Years Ended
  December 31, 2001, 2000 and 1999..........................     35
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2001, 2000 and 1999..............     36
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2001, 2000 and 1999..........................     37
Notes to the Consolidated Financial Statements..............  38-66

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 4, 2002

                            CENTURY ALUMINUM COMPANY

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                                              (DOLLARS IN THOUSANDS,
                                                                EXCEPT SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $ 13,388     $ 32,962
Accounts receivable, trade -- net...........................     48,710       31,119
Due from affiliates.........................................     19,767       15,672
Inventories.................................................     75,217       44,081
Prepaid and other assets....................................      3,573        9,487
                                                               --------     --------
     Total current assets...................................    160,655      133,321
Property, Plant and Equipment -- Net........................    426,006      184,526
Intangible Asset -- Net.....................................    146,002           --
Due from Affiliates -- Less current portion.................      8,364           --
Other Assets................................................     35,679       15,923
                                                               --------     --------
          TOTAL.............................................   $776,706     $333,770
                                                               ========     ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable, trade.....................................   $ 42,394     $ 30,072
Due to affiliates...........................................      2,201        3,985
Industrial revenue bonds....................................      7,815           --
Accrued and other current liabilities.......................     34,065       17,739
Accrued employee benefits costs -- current portion..........      7,800        4,824
                                                               --------     --------
     Total current liabilities..............................     94,275       56,620
                                                               --------     --------
Long Term Debt -- Net.......................................    321,446           --
Accrued Pension Benefits Costs -- Less current portion......      4,017        3,656
Accrued Postretirement Benefits Costs -- Less current
  portion...................................................     65,627       42,170
Other Liabilities...........................................     10,697        6,560
Deferred Taxes..............................................     39,542       22,125
                                                               --------     --------
          Total noncurrent liabilities......................    441,329       74,511
                                                               --------     --------
Minority Interest...........................................     23,917           --
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS' EQUITY:
Convertible preferred stock.................................     25,000           --
Common stock (one cent par value, 50,000,000 shares
  authorized; 20,513,287 and 20,339,203 shares issued and
  outstanding at December 31, 2001 and 2000,
  respectively).............................................        205          203
Additional paid-in capital..................................    168,414      166,184
Accumulated other comprehensive income......................      6,752           --
Retained earnings...........................................     16,814       36,252
                                                               --------     --------
     Total shareholders' equity.............................    217,185      202,639
                                                               --------     --------
          TOTAL.............................................   $776,706     $333,770
                                                               ========     ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                  2001           2000           1999
                                                               -----------    -----------    -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
NET SALES:
Third-party customers.......................................    $543,453       $299,277       $497,475
Related parties.............................................     111,469        129,320         68,801
                                                                --------       --------       --------
                                                                 654,922        428,597        566,276
Cost of Goods Sold..........................................     634,214        396,139        572,921
                                                                --------       --------       --------
Gross Profit (Loss).........................................      20,708         32,458         (6,645)
Selling, General and Administrative Expenses................      18,598         13,931         18,884
                                                                --------       --------       --------
Operating Income (Loss).....................................       2,110         18,527        (25,529)
Gain On Sale Of Fabricating Businesses......................          --          5,156         41,130
Interest Expense............................................     (31,565)          (408)        (5,205)
Interest Income.............................................         891          2,675          1,670
Other Income (Expense) -- Net...............................       2,592          6,461           (789)
Net Gain (Loss) On Forward Contracts........................        (203)         4,195         (5,368)
                                                                --------       --------       --------
Income (Loss) Before Income Taxes, Extraordinary Item and
  Minority Interest.........................................     (26,175)        36,606          5,909
Income Tax Benefit (Expense)................................      10,031        (11,301)          (628)
                                                                --------       --------       --------
Income (Loss) Before Extraordinary Item and Minority
  Interest..................................................     (16,144)        25,305          5,281
Minority Interest -- Net of Income Taxes....................       2,442             --             --
                                                                --------       --------       --------
Net Income (Loss) Before Extraordinary Item.................     (13,702)        25,305          5,281
Extraordinary Item -- Write Off Of Deferred Bank Fees, Net
  Of Income Tax Benefit Of $766.............................          --             --         (1,362)
                                                                --------       --------       --------
Net Income (Loss)...........................................     (13,702)        25,305          3,919
Preferred Dividends.........................................      (1,500)            --             --
                                                                --------       --------       --------
Net Income (Loss) Available to Common Shareholders..........    $(15,202)      $ 25,305       $  3,919
                                                                ========       ========       ========
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  Income (Loss) before extraordinary item...................    $  (0.74)      $   1.25       $   0.26
  Extraordinary item........................................          --             --          (0.07)
                                                                --------       --------       --------
  Net Income (Loss).........................................    $  (0.74)      $   1.25       $   0.19
                                                                ========       ========       ========
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  Income (Loss) before extraordinary item...................    $  (0.74)      $   1.24       $   0.26
  Extraordinary item........................................          --             --          (0.07)
                                                                --------       --------       --------
  Net Income (Loss).........................................    $  (0.74)      $   1.24       $   0.19
                                                                ========       ========       ========
DIVIDENDS PER COMMON SHARE..................................    $   0.20       $   0.20       $   0.20
                                                                ========       ========       ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                     ACCUMULATED
                                                CONVERTIBLE            ADDITIONAL       OTHER                      TOTAL
                                COMPREHENSIVE    PREFERRED    COMMON    PAID-IN     COMPREHENSIVE   RETAINED   SHAREHOLDERS'
                                   INCOME          STOCK      STOCK     CAPITAL        INCOME       EARNINGS      EQUITY
                                -------------   -----------   ------   ----------   -------------   --------   -------------
                                                                   (DOLLARS IN THOUSANDS)
Balance, December 31, 1998....                                 $200     $161,953                    $ 15,330     $177,483
  Net Income..................                                                                         3,919        3,919
  Issuance of Common Stock....                                    2        2,456                                    2,458
  Dividends...................                                                                        (4,132)      (4,132)
                                                               ----     --------                    --------     --------
Balance, December 31, 1999....                                  202      164,409                      15,117      179,728
  Net Income..................                                                                        25,305       25,305
  Issuance of Common Stock....                                    1        1,775                                    1,776
  Dividends...................                                                                        (4,170)      (4,170)
                                                               ----     --------                    --------     --------
Balance, December 31, 2000....                                  203      166,184                      36,252      202,639
Comprehensive Income -- 2001
  Net Income (Loss) -- 2001...    $(13,702)                                                          (13,702)     (13,702)
                                  --------
  Other Comprehensive Income:
    Net unrealized gain on
      financial instruments,
      net of $7,945 in tax....      14,498
    Net amount reclassified to
      income, net of $4,244 in
      tax.....................      (7,746)
                                  --------
    Other comprehensive
      income..................       6,752                                             $6,752                       6,752
                                  --------
Total comprehensive income
  (loss)......................    $ (6,950)
                                  ========
Dividends --
  Common, $0.20 per share.....                                                                        (4,236)      (4,236)
  Preferred, $3 per share.....                                                                        (1,500)      (1,500)
Issuance of Preferred Stock...                    $25,000                                                          25,000
Issuance of Common Stock --
  Compensation plans..........                                    2        2,230                                    2,232
                                                  -------      ----     --------       ------       --------     --------
Balance, December 31, 2001....                    $25,000      $205     $168,414       $6,752       $ 16,814     $217,185
                                                  =======      ====     ========       ======       ========     ========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
                                                                   (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (13,702)  $  25,305   $   3,919
  Adjustments to reconcile net income (loss) to net cash
     from operating activities:
     Depreciation and amortization..........................     44,433      14,395      18,749
     Deferred income taxes..................................    (10,148)     12,448      22,022
     Pension and other post retirement benefits.............      7,679         797     (16,656)
     Workers' compensation..................................      1,311      (1,604)       (150)
     Inventory market adjustment............................      5,166       1,631       1,389
     (Gain) loss on disposal of assets......................        919        (337)         --
     Gain on sale of fabricating businesses.................         --      (5,156)    (41,130)
     Minority interest......................................     (3,939)         --          --
     Change in operating assets and liabilities:
       Accounts receivable, trade -- net....................      7,355       7,380     (42,803)
       Due from affiliates..................................      5,190       4,790        (467)
       Inventories..........................................        763       3,086      26,843
       Prepaids and other assets............................      4,697      (5,391)     (9,224)
       Accounts payable, trade..............................    (13,487)       (712)      8,519
       Due to affiliates....................................     (1,964)        409      (1,518)
       Accrued and other current liabilities................      7,528       1,621     (15,944)
       Other -- net.........................................     (3,178)       (559)      2,261
                                                              ---------   ---------   ---------
     Net cash provided by (used in) operating activities....     38,623      58,103     (44,190)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment.................    (14,456)    (17,631)    (22,983)
  Proceeds from sale of property, plant and equipment.......         54         565          --
  Purchase price adjustment related to business
     acquisitions...........................................         --          --         296
  Proceeds from sale of fabricating businesses..............         --          --     245,400
  Business acquisitions.....................................   (466,814)    (94,734)         --
  Divestitures..............................................     98,971          --          --
  Restricted cash deposits..................................         --       5,642         173
                                                              ---------   ---------   ---------
     Net cash (used in) provided by investing activities....   (382,245)   (106,158)    222,886
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings................................................    321,352          --     340,708
  Financing fees............................................    (16,568)         --          --
  Repayment of borrowings...................................         --          --    (430,097)
  Issuance of preferred stock...............................     25,000          --          --
  Dividends.................................................     (5,736)     (4,170)     (4,132)
                                                              ---------   ---------   ---------
     Net cash (used in) provided by financing activities....    324,048      (4,170)    (93,521)
                                                              ---------   ---------   ---------
INCREASE (DECREASE) IN CASH.................................    (19,574)    (52,225)     85,175
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     32,962      85,187          12
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR......................  $  13,388   $  32,962   $  85,187
                                                              =========   =========   =========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
           (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation -- Century Aluminum Company ("Century" or the "Company") is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. ("Century of West Virginia") and Century Kentucky, Inc. ("Century Kentucky"). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (the "Ravenswood facility"), and, through its wholly owned subsidiary Berkeley Aluminum, Inc. ("Berkeley"), holds a 49.67% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the "Mt. Holly facility") and a 49.67% undivided interest in the property, plant, and equipment comprising the Mt. Holly facility. The remaining interest in the partnership and the remaining undivided interest in the Mt. Holly facility are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa ("ASC"). ASC manages and operates the Mt. Holly facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, or alumina owned by an affiliate, for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs. During 2001, Century completed the acquisition of NSA Ltd. ("NSA"). NSA owns and operates an aluminum reduction operation in Hawesville, Kentucky (the "Hawesville facility"). Century Kentucky effectively owns an 80% interest in the Hawesville facility through NSA.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group"). In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2001, the Glencore Group owned 38.6% of Century's common shares outstanding. During 2001, in connection with the Company's financing of the Hawesville acquisition, Glencore purchased 500,000 shares of the Company's convertible preferred stock for $25,000. Based upon its common and preferred stock ownership, the Glencore Group beneficially owns 42.5% of Century's common stock. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and metals risk management.

     On September 21, 1999, the Company completed the sale to Pechiney Rolled Products, LLC, a Delaware limited liability company ("Pechiney"), of certain assets and the assumption of certain liabilities of Century of West Virginia's rolled products unit at Ravenswood, West Virginia (the "Rolling Business") and all of the issued and outstanding shares of common stock of Century Cast Plate, Inc. (together the "fabricating businesses"). The parties consummated the sale pursuant to the Stock and Asset Purchase Agreement dated July 26, 1999 (the "Purchase Agreement") by and among Century, Century of West Virginia and Pechiney. The aggregate purchase price for the fabricating businesses was $234,000. The purchase price was determined by arms-length negotiations between the parties. Century used a portion of the purchase price to repay all of its outstanding bank indebtedness.

     Effective April 1, 2000, the Company by arms-length negotiations between the parties purchased an additional 23% interest in the Mt. Holly facility for cash consideration of $94,734. This purchase increased Century's ownership to 49.67%.

     Effective April 1, 2001, Century completed the acquisition of NSA from Southwire Company, a privately-held wire and cable manufacturing company. NSA owns and operates the Hawesville facility. The purchase price was $466,800, plus the assumption of $7,815 in industrial revenue bonds, and is subject to adjustments for contingent considerations, see Footnote 12. Simultaneous with the closing, a subsidiary of Glencore effectively purchased a 20% interest in the Hawesville facility for $99,000 plus the assumption of a proportionate share of the Hawesville facility's industrial revenue bonds and post closing payments. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville facility, other than the

                            CENTURY ALUMINUM COMPANY
original four potlines and (3) a 20% ownership in a limited liability company (the "LLC") which is responsible for operating the Hawesville facility and which holds certain intangible and other assets of the Hawesville facility (including the alumina, power supply and union contracts). In connection with the Company's financing of the Hawesville acquisition, Glencore purchased 500,000 shares of the Company's convertible preferred stock for $25,000. Each share of convertible preferred stock entitles the holder to cumulative cash dividends of 8% per annum and may be converted, at the holder's option, into the Company's common stock at $17.92 per share. See Note 8 to the Consolidated Financial Statements.

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

     With respect to NSA, the Company has recorded the property, plant and equipment that it owns directly (potlines one through four) on a 100% basis and has recorded its 80% undivided interest in the remaining property, plant and equipment (excluding the fifth potline which is owned directly by Glencore) on a proportionate basis. In each case its interest in the property, plant and equipment including the related depreciation, is recorded in accordance with Emerging Issues Task Force Issue No. 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." The Company has consolidated the assets and liabilities and related results of operations of the LLC and has reflected Glencore's 20% interest in the LLC as a minority interest.

     Revenue -- Revenue is recognized when title, risk of loss and ownership passes to customers in accordance with contract terms. In some instances, the Company invoices customers prior to physical shipment of goods. In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a fixed commitment to purchase the product. The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer. The Company must retain no performance obligations and a delivery schedule must be obtained.

     Included in net sales during 1999 are tolling fees that the Company earned from smelting, casting and fabricating material supplied by third-party customers. These fees are not related to primary aluminum shipments and, as such, are not present in 2000 and 2001 and will not be present in future years due to the sale of the fabricating businesses to Pechiney. Net sales include tolling fees of $2,045 for the year ended December 31, 1999. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

     Cash and Cash Equivalents -- Cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash equivalents approximates fair value.

     Accounts Receivable -- The accounts receivable, trade are net of an allowance for uncollectible accounts of $4,345 and $285 at December 31, 2001 and 2000, respectively.

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

                            CENTURY ALUMINUM COMPANY

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

     Intangible Asset -- The intangible asset consists of the power contract acquired in connection with the Hawesville acquisition. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year's expected annual benefit to the total as applied to the total recorded value of the power contract. For the year ended December 31, 2001, amortization expense totaled $19,694 and accumulated amortization totaled $19,694.

     Other Assets -- At December 31, 2001 and 2000, other assets consist primarily of the Company's investment in the Mt. Holly partnership, deferred financing costs, and deferred pension assets. Deferred financing costs are amortized on a straight-line basis over the life of the related financing.

     The Company accounts for its 49.67% interest in the Mt. Holly partnership using the equity method of accounting. Additionally, the Company's 49.67% undivided interest in certain property, plant and equipment of the Mt. Holly facility is held outside of the partnership, and while the partnership is accounted for using the equity method, the undivided interest in these assets of the facility is accounted for in accordance with the Emerging Issues Task Force Issue No. 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." Accordingly, the undivided interest in these assets of the facility and the related depreciation is being accounted for on a proportionate gross basis.

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

     Forward Delivery Contracts and Financial Instruments -- The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The Company also enters into fixed price financial sales contracts to be settled in cash to manage the Company's exposure to changing primary aluminum prices. These financial sales contracts have been

                            CENTURY ALUMINUM COMPANY
designated as cash flow hedges as of January 1, 2001. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs when the realized gain or loss is recognized as revenue in the Statement of Operations. Prior to January 1, 2001, a change in market value of a financial sales contract had been recognized as a gain or loss in the period of change and recognized in the Statements of Operations as a gain or loss on forward contracts.

     The Company has also entered into financial purchase contracts for natural gas to be settled in cash to manage the Company's exposure to changing natural gas prices. These financial purchase contracts have been designated as cash flow hedges as of January 1, 2001. To the extent such cash flow hedges are effective, unrealized gains and losses on the natural gas financial purchase contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs. Once the hedged transaction occurs, the realized gain or loss is recognized in cost of goods sold in the Statement of Operations. If future natural gas needs are revised lower than initially anticipated, the futures contracts associated with the reduction no longer qualify for deferral and are marked to market. Mark-to-market gains and losses are recorded in net gain (loss) on forward contracts in the period delivery is no longer deemed probable.

     The effectiveness of the Company's hedges is measured by an historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, then gains or losses will be recorded in net gain (loss) on forward contracts. To date, high correlation has always been achieved. As of December 31, 2001, the Company had a net deferred gain of $10,453 on its hedges.

     Financial Instruments -- The Company's financial instruments (principally receivables, payables, debt and forward financial contracts) are carried at amounts that approximate fair value.

     Concentration of Credit Risk -- Financial instruments, in addition to forward financial contracts, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. With the sale of the fabricating businesses to Pechiney, the Company significantly reduced its customer base and thereby increased its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers, but generally does not require collateral to support trade receivables.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation -- The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, "Accounting for Stock-Based Compensation". As such, the Company accounts for stock based compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees."

     New Accounting Standards -- Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 138, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a cash flow hedge, the effective portions of the changes in the fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of the changes in the fair value of the cash flow hedges are recognized in earnings.

                            CENTURY ALUMINUM COMPANY

Effectiveness of hedges is measured by an historical and probable future high correlation of changes in the fair value of the hedging instrument with the changes in the fair value of the hedged item. If the correlation ceases to exist, hedge accounting will be terminated and gains and losses on forward financial sales contracts will be recorded as net gains (losses) on forward contracts in the Statement of Operations.

     As of January 1, 2001, the Company's financial sales and purchase instruments were designated as cash flow hedges. There was no transition adjustment upon adoption. As of December 31, 2001, assets included $15,211, and accrued and other liabilities included $4,758, representing the fair value of the Company's financial sales and purchase instruments. Based on the fair value of the Company's financial sales and purchase instruments as of December 31, 2001, accumulated other comprehensive income of $2,048 is expected to be reclassified to earnings over the next twelve month period.

     The Financial Accounting Standards Board (the "FASB") continues to identify and provide guidance on various implementation issues related to SFAS No's. 133 and 138 that are in varying stages of review and clearance by the FASB. The Company has adopted all FASB guidance that was required to be implemented by December 31, 2001. The Company is currently evaluating the impact of pending FASB guidance and has not determined if the ultimate resolution of those issues would have a material impact on its financial statements.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company is evaluating the cumulative effect and ongoing impact of SFAS No. 141 on its financial position and results of operations. There have been no business acquisitions since the effective date of SFAS No. 141.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is evaluating the cumulative effect and ongoing impact of SFAS No. 142 on its financial position and results of operations.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The standard became effective January 1, 2002. The Company is developing a plan to apply the provisions of this statement to its operations on an ongoing basis.

2.  ACQUISITIONS AND DISPOSITIONS

     Effective April 1, 2001, the Company completed the acquisition of NSA, an entity that operates a 523 million pounds per year aluminum reduction operation in Hawesville, Kentucky. The purchase price was $466,800 plus the assumption of $7,815 in industrial revenue bonds ("IRBs") and is subject to adjustments for contingent considerations, see Footnote 12. See Note 1 to the Consolidated Financial Statements for additional details relating to the Hawesville acquisition. The Company financed the Hawesville acquisition

                            CENTURY ALUMINUM COMPANY
with: (i) proceeds from the sale of its Exchange Notes, see Note 5, (ii) proceeds from the sale of its Preferred Stock to Glencore, (iii) proceeds from the sale to Glencore of a 20% interest in the Hawesville Facility, and (iv) available cash. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville Facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the original four potlines and (3) a 20% ownership in the LLC which holds certain intangible and other assets of the Hawesville Facility (the alumina, power supply, union contracts and obligations under the IRBs). Pursuant to the Owners' Agreement governing the Hawesville facility, Glencore is responsible for reimbursing the LLC for its 20% share of operating costs, has a first right of refusal if the Company seeks to sell its 80% interest in the Hawesville facility and has certain rights regarding approval of significant matters affecting the Hawesville facility. The Company accounted for the Hawesville acquisition using the purchase method of accounting. See Note 5 to the Consolidated Financial Statements for additional information about the financing of the Hawesville acquisition.

     Effective April 1, 2000, Century, through its wholly owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility to 49.67% by purchasing a 23% undivided interest from a subsidiary of Xstrata AG, ("Xstrata") a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains the Mt. Holly facility (the "Operating Partnership", and together with the Mt. Holly facility, the "Mt. Holly Assets"). Prior to Berkeley's purchase from Xstrata, it held a 26.67% interest in the Operating Partnership. Glencore is a major shareholder of Xstrata. The purchase was completed pursuant to an asset purchase agreement dated as of March 31, 2000 (the "Mt. Holly Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for Xstrata's interest in Mt. Holly Assets was $94,734. Under the terms of the Mt. Holly Purchase Agreement, Berkeley also agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. Concurrent with the acquisition, the Company entered into a ten year contract to sell to Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility. During 2001, the price was variable and determined by reference to the LME market price for primary aluminum, while the remaining eight years of the contract will be at a fixed price. The terms of the Mt. Holly Purchase Agreement were determined through arms-length negotiations between the parties. The Company used available cash to complete the purchase and the acquisition was accounted for using the purchase method.

     The following schedule represents the unaudited pro forma results of operations for the years ended December 31, 2001 and 2000 assuming the acquisitions occurred on January 1, 2000. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
Net Sales...................................................  $740,846   $773,981
Net income (loss)...........................................   (14,427)    22,056
Net income (loss) available to common shareholders..........   (16,427)    20,056
Earnings (loss) per common share (Basic)....................  $  (0.80)  $   0.99
Earnings (loss) per common share (Diluted)..................  $  (0.80)  $   0.98

                            CENTURY ALUMINUM COMPANY

3.  INVENTORIES

     Inventories, at December 31, consist of the following:

                                                               2001      2000
                                                              -------   -------
Raw materials...............................................  $36,686   $27,784
Work-in-process.............................................   11,911     3,286
Finished goods..............................................   11,219     3,859
Operating and other supplies................................   15,401     9,152
                                                              -------   -------
                                                              $75,217   $44,081
                                                              =======   =======

     At December 31, 2001 and December 31, 2000, approximately 79% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market. The excess of first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $3,374 at December 31, 2001 and approximately $490 at December 31, 2000. Inventory at December 31, 2001 and 2000 has been adjusted to estimated net realizable value or market. Results of operations include net charges of $5,166 and $1,631 for inventory adjustments for the periods ended December 31, 2001 and December 31, 2000, respectively. Cost of goods sold has been reduced by $1,759 for alumina sales to Glencore during 2000.

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment, at December 31, consist of the following:

                                                                2001        2000
                                                              ---------   ---------
Land and improvements.......................................  $  12,786   $  11,935
Buildings and improvements..................................     37,979      28,180
Machinery and equipment.....................................    503,566     236,146
Construction in progress....................................      8,006      20,942
                                                              ---------   ---------
                                                                562,337     297,203
Less accumulated depreciation...............................   (136,331)   (112,677)
                                                              ---------   ---------
                                                              $ 426,006   $ 184,526
                                                              =========   =========

     For the years ended December 31, 2001 and 2000, the Company recorded depreciation expense of $24,739 and $14,395, respectively.

     At December 31, 2001 and 2000, the cost of property, plant and equipment includes $136,877 and $136,349, respectively, and accumulated depreciation includes $35,397 and $28,376, respectively, representing the Company's undivided interest in the property, plant and equipment comprising the Mt. Holly facility.

     At December 31, 2001, the cost of property, plant and equipment includes $256,915 and accumulated depreciation includes $12,629, representing the Company's interest in the property, plant and equipment comprising the Hawesville facility.

     The Company has various operating lease commitments through 2005 relating to machinery and equipment. Expenses under all operating leases were $297, $310 and $1,077 for the years ended December 31, 2001, 2000 and 1999, respectively. There were no noncancelable operating leases as of December 31, 2001.

5.  DEBT

     Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility may be used for

                            CENTURY ALUMINUM COMPANY
working capital needs, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are subject to a $30,000 reserve and limited to a borrowing base based upon certain eligible inventory and receivables. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. Amounts outstanding under the Revolving Credit Facility bear interest, at the Company's option, at either a floating LIBOR rate or Fleet National Bank's base rate, in each case plus an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2001.

     Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. Payment obligations under the Notes are unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries") and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. At December 31, 2001, the Company had unamortized bond discounts on the Notes of $3,554. The indenture governing the notes contains customary covenants including limiting the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. If the Company does not generate sufficient cumulative earnings, as defined in the Company's loan agreements, it would be required to suspend dividend distributions on or before 2003. As of December 31, 2001, $8.2 million of retained earnings was available for payment of dividends. The Note guarantees will rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

     In November 2001, the Company exchanged the Notes for a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes"), which are registered under the Securities Act of 1933. The terms of the Exchange Notes are substantially similar to the Notes, except the Exchange Notes do not have the transfer restrictions and registration rights relating to the Notes. The Exchange Notes will not be listed on any securities exchange or included in any automated quotation system.

     Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed IRBs in the aggregate principal amount of $7,815. Glencore has assumed a pro rata portion of that debt and will pay a pro rata portion of service costs of the IRBs through its investment in the Hawesville facility. The IRBs mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at December 31, 2001 was 2.05%. Interest is paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

     During the year ended December 31, 1999, the Company recorded an extraordinary item of $1,362 related to the write-off of deferred bank fees.

                            CENTURY ALUMINUM COMPANY

6.  COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31

                                                               2001      2000
                                                              -------   -------
Accrued and Other Current Liabilities
Income taxes................................................  $ 7,245   $ 6,621
Accrued bond interest.......................................    8,168        --
Salaries, wages and benefits................................    8,977     4,453
Stock compensation..........................................      539     1,947
Other.......................................................    9,136     4,718
                                                              -------   -------
                                                              $34,065   $17,739
                                                              =======   =======
Accrued Employee Benefit Costs -- Current Portion
Postretirement benefits.....................................  $ 2,871   $ 2,100
Employee benefits cost......................................    4,929     2,724
                                                              -------   -------
                                                              $ 7,800   $ 4,824
                                                              =======   =======
Other Liabilities
Workers' compensation.......................................  $ 7,162   $ 6,191
Other.......................................................    3,535       369
                                                              -------   -------
                                                              $10,697   $ 6,560
                                                              =======   =======

     Century of West Virginia and Century of Kentucky are self-insured for workers' compensation, except that Century of West Virginia has certain catastrophic coverage that is provided under State of West Virginia insurance programs. The liability for self-insured workers' compensation claims has been discounted at 6% at December 31, 2001 and 2000. The components of the liability for workers' compensation at December 31 are as follows:

                                                               2001      2000
                                                              -------   -------
Undiscounted liability......................................  $13,398   $11,466
Less discount...............................................    3,871     3,249
                                                              -------   -------
                                                              $ 9,527   $ 8,217
                                                              =======   =======

7.  PENSION AND OTHER POSTRETIREMENT BENEFITS

  PENSION BENEFITS

     The Company maintains noncontributory defined benefit pension plans for its Ravenswood facility and substantially all of the Company's salaried employees. For salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at the Ravenswood facility, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. As explained in Note 12, the Company agreed to make additional contributions to the hourly plan for the Ravenswood facility in connection with the initial public offering of the Company's common stock. In addition, the Company provides supplemental executive retirement benefits ("SERB") for its executive officers.

                            CENTURY ALUMINUM COMPANY

     The hourly employees at the Hawesville facility are part of a USWA sponsored multi-employer plan. The Company's contributions to the plan are determined at a fixed rate per hour worked. During the year ended December 31, 2001, the Company contributed $771 to the plan, and had no outstanding liability at year end.

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

     The change in benefit obligations and change in plan assets as of December 31 are as follows:

                                                      2001                 2000
                                               ------------------   ------------------
                                               PENSION     OPEB     PENSION     OPEB
                                               -------   --------   -------   --------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year......  $42,100   $ 52,645   $36,483   $ 41,146
Service cost.................................    2,501      2,879     1,212      1,697
Interest cost................................    3,149      5,237     2,719      3,658
Acquisition of businesses....................       --     18,562        --         --
Plan changes.................................    3,767         --     2,015     (1,978)
(Gains) losses...............................   (1,194)     7,250     1,956     10,665
Benefits paid................................   (2,679)    (2,798)   (2,285)    (2,543)
                                               -------   --------   -------   --------
Benefit obligation at end of year............  $47,644   $ 83,775   $42,100   $ 52,645
                                               =======   ========   =======   ========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year.......................................  $39,822   $     --   $40,724   $     --
Actual return on plan assets.................   (1,519)        --    (1,005)        --
Employer contributions.......................    4,254      2,798     2,388      2,543
Benefits paid................................   (2,679)    (2,798)   (2,285)    (2,543)
                                               -------   --------   -------   --------
Fair value of assets at end of year..........  $39,878   $     --   $39,822   $     --
                                               =======   ========   =======   ========
FUNDED STATUS OF PLANS
Funded status................................  $ 7,766   $ 83,775   $ 2,278   $ 52,645
Unrecognized actuarial gain (loss)...........   (2,644)   (17,014)    1,409    (10,450)
Unrecognized transition obligation...........     (581)        --      (755)        --
Unrecognized prior service cost..............   (7,601)     1,737    (4,951)     2,075
                                               -------   --------   -------   --------
Net liability (asset) recognized.............  $(3,060)  $ 68,498   $(2,019)  $ 44,270
                                               =======   ========   =======   ========

The hourly pension plan for the employees of the Ravenswood facility had an aggregate benefit obligation of $30,867 and $31,366 and an aggregate fair value of plan assets of $33,495 and $34,430 at December 31, 2001 and 2000, respectively. The salaried pension plan and SERB had an aggregate benefit obligation of $16,777 and $10,734 and an aggregate fair value of plan assets of $6,383 and $5,392 at December 31, 2001 and 2000, respectively. There are no plan assets in the SERB due to the nature of the plan.

                            CENTURY ALUMINUM COMPANY

     Net periodic benefit costs were comprised of the following elements:

                                               YEAR ENDED DECEMBER 31,
                               --------------------------------------------------------
                                     2001               2000                1999
                               ----------------   ----------------   ------------------
                               PENSION    OPEB    PENSION    OPEB    PENSION     OPEB
                               -------   ------   -------   ------   --------   -------
Service cost.................  $ 2,501   $2,879   $ 1,212   $1,697   $  2,625   $ 2,956
Interest cost................    3,149    5,237     2,719    3,658      8,005     8,160
Expected return on plan
  assets.....................   (3,663)      --    (3,601)      --    (10,323)       --
Net amortization and
  deferral...................    1,226      339       416      207      1,010       732
                               -------   ------   -------   ------   --------   -------
Net periodic cost............  $ 3,213   $8,455   $   746   $5,562   $  1,317   $11,848
                               =======   ======   =======   ======   ========   =======

     The following assumptions were used in the actuarial computations at December 31:

                                                              2001   2000   1999
                                                              ----   ----   ----
Discount rate...............................................  7.25%  7.25%  7.50%
Rate of increase in future compensation levels
  Hourly pension plan.......................................  4.00%  4.00%  4.00%
  Salaried pension plan.....................................  4.00%  4.00%  4.00%
Long term rate of return on pension plan assets.............  9.00%  9.00%  9.00%

     For measurement purposes, a 6.00% annual rate increase in the per capita cost of covered health care benefits was assumed for each year. The rates were assumed to remain at 6.00% for 2002 and thereafter.

     A one-percentage-point increase in the assumed rate of inflation in future medical costs would increase the postretirement benefit obligation at December 31, 2001 by $13.1 million and would increase aggregate 2001 service and interest cost by $1.7 million. A one-percentage-point decrease in the assumed rate of inflation in future medical costs would decrease the postretirement benefit obligation at December 31, 2001 by $10.4 million and would decrease aggregate 2001 service and interest cost by $1.3 million.

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions of 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is in cash. Company contributions to the savings plan were $484, $241 and $585 for the years ended December 31, 2001, 2000 and 1999, respectively. Shares of common stock of the Company may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service. A year of service is defined as a plan year in which the employee works at least 1,000 hours.

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

     On April 2, 2001, the Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock (the "Preferred Stock") for a cash purchase price of $25,000. The Preferred Stock has a par value per share of $0.01, a liquidation preference of $50 per share and ranks junior to the Exchange Notes, the

                            CENTURY ALUMINUM COMPANY

IRBs, borrowings under the Revolving Credit Facility and all of the Company's other existing and future debt obligations. Following is a summary of the principal terms of the Preferred Stock:

     - Dividends. The holders of the Preferred Stock are entitled to receive fully cumulative cash dividends at the rate of 8% per annum per share accruing daily and payable when declared quarterly in arrears.

     - Optional Conversion. Each share of Preferred Stock may be converted at any time, at the option of the holder, into shares of the Company's common stock, at a price of $17.92, subject to adjustment for stock dividends, stock splits and other specified corporate actions.

     - Voting Rights. The holders of Preferred Stock have limited voting rights to approve: (1) any action by the Company which would adversely affect or alter the preferences and special rights of the Preferred Stock, (2) the authorization of any class of stock ranking senior to, prior to or ranking equally with the Preferred Stock, and (3) any reorganization or reclassification of the Company's capital stock or merger or consolidation of the Company.

     - Optional Redemption. After the third anniversary of the issue date, the Company may redeem the Preferred Stock, at its option, for cash at a price of $52 per share, plus accrued and unpaid dividends to the date of redemption, declining ratably to $50 per share at the end of the eighth year.

     - Transferability. The Preferred Stock is freely transferable in a private offering or any other transaction which is exempt from, or not subject to, the registration requirements of the Securities Act of 1933 and any applicable state securities laws.

9.  STOCK BASED COMPENSATION

     1996 Stock Incentive Plan -- The Company adopted the 1996 Stock Incentive Plan (the "Stock Incentive Plan") for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock Incentive Plan is 2,000,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates, and have a term of ten years.

     The Company awarded 460,000 service based performance share units at the time of the initial public offering and 60,500 units during 2000, for no consideration. In addition, 20,182 performance based shares were awarded in 2001. The service based performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the service based performance share units is $13 per share for the initial award, $13.92 per share, and $12.86 per share for the units awarded in 2001 and 2000, respectively. The value of the 460,000 units granted in 1996 was charged to compensation expense over their five year vesting period, which was one-third at the end of each of the third, fourth and fifth anniversary dates. The value of the 60,500 units granted in 2000 is being charged to compensation expense over their three year vesting period which is one-third at January 1, 2001, 2002 and 2003, respectively. The value of the 20,182 units granted in 2001 was charged to compensation expense in 2001. During 2001, the final one-third (156,836) of the service based performance shares became vested and were converted to Common Stock.

     The Stock Incentive Plan, as presently administered, provides for additional grants upon the passage of time or the attainment of certain established performance goals. As of December 31, 2001, approximately 273,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

     The Company recognized $519, $988 and $1,623 of expense related to the Stock Incentive Plan in 2001, 2000 and 1999, respectively. The service based performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the service based performance share units are considered common stock equivalents and therefore are included, using the

                            CENTURY ALUMINUM COMPANY
treasury stock method, in average common shares outstanding for diluted earnings per share computations. Goal based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

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

                                                             2001      2000      1999
                                                           --------   -------   ------
Net Income (loss)..........................  As Reported   $(15,202)  $25,305   $3,919
                                               Pro Forma   $(15,291)  $25,115   $4,074
Basic earnings (loss) per share............  As Reported   $  (0.74)  $  1.25   $ 0.19
                                               Pro Forma   $  (0.75)  $  1.24   $ 0.20
Diluted earnings (loss) per share..........  As Reported   $  (0.74)  $  1.24   $ 0.19
                                               Pro Forma   $  (0.75)  $  1.23   $ 0.20

     Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 115,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

     A summary of the status of the Company's Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 2001, 2000 and 1999 and changes during the year ended on those dates is presented below:

                                    2001                 2000                 1999
                             ------------------   ------------------   -------------------
                                       WEIGHTED             WEIGHTED              WEIGHTED
                                       AVERAGE              AVERAGE               AVERAGE
                                       EXERCISE             EXERCISE              EXERCISE
OPTIONS                      SHARES     PRICE     SHARES     PRICE      SHARES     PRICE
-------                      -------   --------   -------   --------   --------   --------
Outstanding at beginning of
  year.....................  603,600    $12.77    530,200    $13.19     609,900    $13.15
Granted....................   34,500     13.60     73,400     10.45      23,500      9.26
Exercised..................  (35,333)    12.55         --        --        (333)     8.63
Forfeited..................   (7,500)    13.78         --        --    (102,867)    12.58
                             -------    ------    -------    ------    --------    ------
Outstanding at end of
  year.....................  595,267    $12.82    603,600    $12.77     530,200    $13.19
                             =======    ======    =======    ======    ========    ======

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                                        OPTIONS EXERCISABLE
                       OPTIONS OUTSTANDING                          ----------------------------
-----------------------------------------------------------------     NUMBER
                    NUMBER       WEIGHTED-AVG.                      EXERCISABLE
    RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVG.        AT        WEIGHTED-AVG.
EXERCISE PRICES   AT 12/31/01   CONTRACTUAL LIFE   EXERCISE PRICE    12/31/01     EXERCISE PRICE
----------------  -----------   ----------------   --------------   -----------   --------------
$14.50 to $16.72     62,000        6.4 years           $15.66          51,000         $15.73
$11.50 to $14.49    474,300        4.6 years           $13.02         457,968         $13.01
$ 7.03 to $11.49     58,967        8.6 years           $ 8.21          31,501         $ 8.48

                            CENTURY ALUMINUM COMPANY

     The following table provides summarized information for securities authorized for issuance under equity compensation plans.

                                                                                     NUMBER OF SHARES
                                                                                  REMAINING AVAILABLE FOR
                           NUMBER OF SHARES     WEIGHTED                           FUTURE ISSUANCE UNDER
                           TO BE ISSUED UPON    AVERAGE                             EQUITY COMPENSATION
                              EXERCISE OF       EXERCISE   RESTRICTED SHARES --      PLANS, EXCLUDING
PLAN CATEGORY             OUTSTANDING OPTIONS    PRICE      PERFORMANCE SHARES      OUTSTANDING OPTIONS
-------------             -------------------   --------   --------------------   -----------------------
Equity compensation
  plans approved by
  security holders......        595,267          $12.82          272,840                  780,338
Equity compensation
  plans not approved by
  security holders......             --              --               --                       --
                                -------          ------          -------                  -------
Total...................        595,267          $12.82          272,840                  780,338
                                =======          ======          =======                  =======

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999:

                                                              2001    2000    1999
                                                              -----   -----   -----
Weighted average fair value per option granted during the
  year......................................................  $4.04   $4.05   $2.77
Dividends per quarter.......................................  $0.05   $0.05   $0.05
Risk-free interest rate.....................................   4.55%   6.47%   5.54%
Expected volatility.........................................     30%     30%     30%
Expected lives (in years)...................................      5       5       5

10.  EARNINGS (LOSS) PER SHARE

     Basic earnings per common share (EPS) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive equivalents outstanding. Basic and diluted earnings (loss) per share for income (loss) available to common shareholders for the years ended December 31, 2001, are as follows (shares in thousands):

                                                            2001      2000      1999
                                                          --------   -------   ------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
  Net income (loss) available to common shareholders....  $(15,202)  $25,305   $3,919
Denominator:
  Average common shares outstanding.....................    20,473    20,308   20,202
                                                          --------   -------   ------
Basic earnings (loss) per share.........................  $  (0.74)  $  1.25   $ 0.19
                                                          ========   =======   ======

                            CENTURY ALUMINUM COMPANY

                                                            2001      2000      1999
                                                          --------   -------   ------
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
  Net income (loss) available to common shareholders....  $(15,202)  $25,305   $3,919
Denominator:
  Average common shares outstanding.....................    20,473    20,308   20,202
  Effect of dilutive securities:
  Stock options and performance awards..................        --       170      155
                                                          --------   -------   ------
Common shares outstanding, assuming dilution............    20,473    20,478   20,357
                                                          --------   -------   ------
Diluted earnings (loss) per share.......................  $  (0.74)  $  1.24   $ 0.19
                                                          ========   =======   ======

     There were 595 thousand and 536 thousand shares of common stock issuable under the Company's stock option plan that were excluded in 2001 and 2000, respectively, from the computation of dilutive EPS because of their antidilutive effect. In addition, convertible preferred stock, convertible at the holder's option into Company common stock at $17.92 per share was not included in the computation of dilutive EPS because of their antidilutive effect.

11.  INCOME TAXES

     Significant components of the income tax expense from continuing operations consist of the following:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         2001       2000       1999
                                                        -------   --------   --------
Federal:
  Current benefit (expense)...........................  $  (107)  $    656   $ 18,850
  Deferred (expense) benefit..........................    8,840    (10,101)   (19,183)
State:
  Current benefit (expense)...........................      (10)       491      2,544
  Deferred (expense) benefit..........................    1,308     (2,347)    (2,839)
                                                        -------   --------   --------
  Total income tax benefit (expense)..................  $10,031   $(11,301)  $   (628)
                                                        =======   ========   ========

     Income tax expense for the years ended December 31, 2001, 2000 and 1999 include reductions in estimated income taxes payable of $0, $2,400 and $1,500, respectively.

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) from continuing operations is as follows:

                                                              2001   2000   1999
                                                              ----   ----   ----
Federal statutory rate......................................   35%    35%    35%
Effect of:
  Permanent differences.....................................   --      1     (2)
  State taxes, net of Federal benefit.......................    3      3      3
  Other.....................................................   --     (8)   (25)
                                                               --     --    ---
                                                               38%    31%    11%
                                                               ==     ==    ===

     Permanent differences primarily relate to the Company's meal and entertainment disallowance and other nondeductible expenses.

                            CENTURY ALUMINUM COMPANY

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                2001       2000
                                                              --------   --------
FEDERAL
Deferred federal tax assets:
  Accrued postretirement benefit cost.......................  $  8,273   $  1,035
  Accrued liabilities.......................................     4,133      5,196
  Federal NOL carried forward...............................    26,796         --
  Inventory writedown.......................................     3,832         --
  General business credit...................................       165        165
                                                              --------   --------
     Deferred federal tax assets............................    43,199      6,396
Deferred federal tax liabilities:
  Tax over financial statement depreciation.................   (69,572)   (23,018)
  Equity contra -- other comprehensive income...............    (3,412)        --
  Inventory basis...........................................    (4,866)        --
                                                              --------   --------
     Net deferred federal tax liability.....................   (34,651)   (16,622)
                                                              --------   --------
STATE
Deferred state tax assets:
  Accrued postretirement benefit cost.......................     1,182        148
  Accrued liabilities.......................................       290        680
  Inventory writedown.......................................       547         --
  State NOL carried forward.................................     2,133      1,222
                                                              --------   --------
     Deferred state tax assets..............................     4,152      2,050
Deferred state tax liabilities:
  Tax over financial statement depreciation.................    (9,938)    (3,288)
  Equity contra -- other comprehensive income...............      (289)        --
  Inventory basis...........................................      (695)        --
                                                              --------   --------
     Net deferred state tax (liability) asset...............    (6,770)    (1,238)
                                                              --------   --------
Net deferred tax liability..................................  $(41,421)  $(17,860)
                                                              ========   ========

     Of the $41,421 net deferred tax liability at December 31, 2001, $1,879 is included in current liabilities. Of the $17,860 net deferred tax liability at December 31, 2000, $4,265 is included in current assets. At December 31, 2001, the Company has a $77.0 million federal net operating loss carryforward that expires in 2022. Additionally, the Company has various state net operating loss carryforwards totaling $42.0 million which begin to expire in 2010.

12.  CONTINGENCIES AND COMMITMENTS

  ENVIRONMENTAL CONTINGENCIES

     The Company spends significant amounts to comply with environmental laws and to assure compliance with known and anticipated requirements. The Company believes it does not have environmental liabilities that are likely to have a material adverse effect on the Company. However, there can be no assurance that

                            CENTURY ALUMINUM COMPANY
future requirements at currently or formerly owned properties will not result in liabilities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

     Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, is carrying out interim remediation measures at two sites identified in the RFI. The Company expects that it will complete work on these two sites by the end of 2002 and that the EPA will not require further work as a result of the RFI. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of a prior owner and will be the financial responsibility of that owner, as discussed below.

     Kaiser owned and operated the Ravenswood Facility for approximately 30 years before the Company purchased it. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser's ownership and operation. Under the terms of the Company's agreement to purchase the Ravenswood Facility ("Kaiser Purchase Agreement"), Kaiser retained the responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas. On February 12, 2002, Kaiser and certain wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code ("Kaiser Bankruptcy"). While the Company believes the Kaiser Bankruptcy will not relieve Kaiser of its obligations to do remediation work under government orders, the ultimate outcome of the Kaiser Bankruptcy is uncertain. Nevertheless, the Company does not expect the Kaiser Bankruptcy to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

     The Hawesville Facility has been listed on the National Priorities List under the federal Comprehensive Environmental Response, Compensation and Liability Act. On July 6, 2000, the EPA issued a final Record of Decision ("ROD") which details response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

     - removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls ("PCBs");

     - management and containment of soils and sediments with low PCB contamination in certain areas on-site; and

     - the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

     The total costs for the remedial actions to be undertaken and paid for by Southwire relative to this site are estimated under the ROD to be $12,600 and the forecast of annual operating and maintenance costs is $1,200. Under the Company's agreement with Southwire to purchase NSA, Southwire indemnified the Company

                            CENTURY ALUMINUM COMPANY
against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. On behalf of Southwire, Century will operate and maintain the ground water treatment system required under the ROD. Southwire will reimburse Century for any such expense that exceeds $400 annually. Under the terms of the Company's agreements with Glencore relating to the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

     If on-site environmental liabilities relating to NSA's pre-closing activities that were not known to exist as of the date of the closing of the acquisition become known within six years after the closing, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after the sixth anniversary of the closing of the Hawesville acquisition will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility.

     The Company acquired NSA by purchasing all of the outstanding equity securities of its parent company, Metalsco, which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to NSA, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-NSA assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing NSA's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by NSA which pre-date the closing of the acquisition.

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

     The Company, together with all other past and present owners of an alumina facility at St. Croix, Virgin Islands, has entered into an Administrative Order on Consent with the Environmental Protection Agency (the "Order") pursuant to which the signatories have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage oil floating on top of groundwater underlying the facility. Recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will compensate the other signatories by paying them the fair market

                            CENTURY ALUMINUM COMPANY
value for the petroleum recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. The Company also gave certain environmental indemnity rights to St. Croix Alumina, LLC ("St. Croix"), an indirect affiliate of Alcoa, Inc., when it sold the facility to St. Croix. Those rights extend only to environmental conditions arising from Vialco's operation of the facility and then only after St. Croix has spent $300 on such conditions. Vialco's indemnification obligation to St. Croix expired on July 24, 2001. Management does not believe Vialco's liability under this Order or its indemnification obligation to St. Croix, if any, will have a material adverse effect on the Company's financial condition, results of operations, or liquidity.

     It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,800 and $900 at December 31, 2001 and December 31, 2000, respectively. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

  LEGAL CONTINGENCIES

     Century of West Virginia was a named defendant (along with many other companies) in approximately 2,362 civil actions brought by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood Facility have been settled as to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the Company has agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements it has reached on asbestos claims.

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

     In August 1999, an illegal, one-day work stoppage temporarily shut down one of the Company's four production lines at the Ravenswood Facility. The cost of this work stoppage is estimated to be approximately $10,000 including equipment damaged as a result of the production line shutdown. During 2000, the Company filed a claim with its insurance carrier for business interruption and equipment damage relative to the work stoppage and received partial settlement of approximately $6,100. During 2001, the Company received an additional $3,365 as final settlement of the claim.

  POWER COMMITMENTS

     The Company purchases all of the electricity requirements for the Ravenswood Facility from Ohio Power Company pursuant to a fixed price power supply agreement. That agreement expires on July 31, 2003.

                            CENTURY ALUMINUM COMPANY

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

     Power for the Mt. Holly Facility is provided under a contract with the South Carolina Public Service Authority that expires on December 31, 2005. That contract provides pricing fixed by Authority Rate Schedules and Clauses (including a fuel cost adjustment clause). The Hawesville Facility currently purchases all of its power from Kenergy Corp., a local retail electric cooperative, under a series of power supply contracts. Kenergy acquires the power it provides to the Hawesville Facility under fixed-price contracts with a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. Approximately 72% of the power is purchased from Kenergy at fixed prices under a contract which runs through 2010. The remaining 28% is purchased under other fixed price contracts with Kenergy which become unpriced at various times from 2003 to 2005.

     The Company is also subject to losses associated with equipment shutdowns, caused by the loss or interruption of electrical power, as well as by labor shortages and catastrophic events. Power interruptions may have a material adverse effect on the Company's business because it uses large amounts of electricity in the primary aluminum production process. Any loss of power which causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, significant losses can occur if the pots are damaged and require repair or replacement, a process that could limit or shut down our production operations for a significant period of time. Certain shutdowns not covered by insurance could be a default under the revolving credit facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

     Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, Century maintains insurance to cover losses resulting from damage to our power suppliers' facilities, or transmission lines that would cause an interruption of the power supply to our facilities. This insurance contains large deductibles and self-insured amounts and does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. The market for property and business interruption insurance has tightened considerably since September 11, 2001. As a result, Century expects to pay significantly higher premiums for these policies upon renewal in April, 2002. In addition, these renewal policies are likely to contain higher deductibles and self retention amounts than the expiring policies.

  LABOR COMMITMENTS

     Century of West Virginia's hourly employees, which comprise 39% of the Company's workforce are represented by the USWA and are currently working under a four-year labor agreement that would have expired on May 31, 2003. On March 8, 2002, the labor agreement was extended through May 31, 2006.

     The Hawesville LLC's hourly employees, which comprise 41% of the Company's workforce, are represented by the USWA and are currently working under a five-year labor agreement effective April 1, 2001.

                            CENTURY ALUMINUM COMPANY

  OTHER COMMITMENTS

     On January 23, 1996, the Company and the Pension Benefit Guaranty Corporation ("PBGC") entered into an agreement (the "PBGC Agreement") which provided that the Company make scheduled cash contributions to its pension plan for hourly employees in 1996, 1997, 1998, and 1999. The Company made its scheduled contributions for each of the years. As part of the agreement, the Company had granted the PBGC a first priority security interest in (i) the property, plant, and equipment at its Century of West Virginia facility and (ii) all of the outstanding shares of Berkeley. On February 2, 2001 the agreement with the PBGC, dated January 23, 1996, was terminated and the PBGC agreed to release its first priority security interest.

     The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the London Metals Exchange ("LME") exceeds specified levels during the seven years following closing of the Hawesville acquisition. Glencore will be responsible for its pro-rata portion of any post-closing payments made to Southwire.

13.  FORWARD DELIVERY CONTRACTS AND FINANCIAL INSTRUMENTS

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

     Concurrent with the Company's purchase of an additional 23% interest in the Mt. Holly facility from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110 million pounds of primary aluminum products per year. Selling prices of the Glencore Metal Agreement through December 31, 2001 are determined by a market-based formula while the remaining eight years are at a fixed price as defined in the agreement.

     In connection with the Hawesville acquisition in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Assuming the option is exercised, this represents approximately 57% of the production capacity of the Hawesville facility through the duration of the contract. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. The price for the molten aluminum to be delivered to Southwire from the Hawesville Facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
377.1 million pounds and 50.3 million pounds of primary aluminum at December 31, 2001 and December 31, 2000, respectively. Of these forward delivery contracts,
25.5 million pounds and 14.7 million pounds at December 31, 2001 and December 31, 2000, respectively, were with the Glencore Group.

                            CENTURY ALUMINUM COMPANY

     The Company was party to a long-term supply agreement to purchase 936 million pounds of alumina annually through the end of 2001. Beginning on January 1, 2002, that agreement was replaced by new long-term alumina supply agreements with Glencore which terminate on December 31, 2006. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of NSA, the Company assumed an alumina supply agreement with Kaiser. That agreement expires in 2005 and is a variable-priced market based contract. The Company has received assurances from Kaiser management that Kaiser will continue to perform under this alumina supply agreement, and the Company is seeking to have the contract assumed through the bankruptcy process, but there can be no assurance the Company will be successful.

     To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At December 31, 2001 and December 31, 2000, the Company had financial instruments, primarily with the Glencore Group, for 248.8 million pounds and 453.5 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2002 through 2003. The Company had no fixed price financial or delivery purchase contracts for aluminum at December 31, 2001. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2001, the Company had financial instruments for 3.1 million DTHs (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2002 through 2005. Based on the fair value of the Company's financial instruments as of December 31, 2001, accumulated other comprehensive income of $2,048 is expected to be reclassified to earnings over the next twelve month period.

     The forward financial sales and purchase contracts are subject to the risk of non-performance by the counterparties. However, the Company only enters into forward financial contracts with counterparties it determines to be creditworthy. If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the nominal value of the contract and the market value on the date of settlement.

14.  RELATED PARTY TRANSACTIONS

     The significant related party transactions occurring during the years ended December 31, 2001, 2000 and 1999, and not discussed elsewhere in the notes to the consolidated financial statements, are described below.

  RELATED PARTY TRANSACTIONS -- CENTURY

     During the years 1999, 2000 and 2001 and at December 31, 2001, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. In addition, during the years ended and at December 31, 2001, 2000 and 1999, one of Century's Board members was the Chairman of the Board of Directors of Glencore International AG.

  RELATED PARTY TRANSACTIONS -- CENTURY OF WEST VIRGINIA

     During the years ended December 31, 2001, 2000 and 1999, Century of West Virginia purchased and sold alumina, primary and scrap aluminum in transactions with Glencore at prices which management believes approximated market.

                            CENTURY ALUMINUM COMPANY

  RELATED PARTY TRANSACTIONS -- BERKELEY

     A substantial portion of Berkeley's sales during the years ended December 31, 2001, 2000 and 1999 were to Glencore.

  SUMMARY

     A summary of the aforementioned related party transactions for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                          2001       2000      1999
                                                        --------   --------   -------
Net sales.............................................  $111,469   $129,320   $68,801
Purchases.............................................    19,964     16,993    63,256
Management fees.......................................       416         --        --
Net gain (loss) on forward contracts..................        (1)     2,261    (5,368)

     See Note 13 for a discussion of the Company's fixed-price commitments and forward financial contracts with related parties.

15.  SUPPLEMENTAL CASH FLOW INFORMATION

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2001      2000      1999
                                                           -------   -------   ------
Cash paid for:
  Interest...............................................  $21,114   $   371   $6,305
  Income taxes...........................................      934       771    2,021
Cash received from:
  Interest...............................................      891     2,675    1,670
  Income tax refunds.....................................       66    13,322      174

  NON-CASH INVESTING ACTIVITIES

     During the years ended December 31, 2001 and 1999, $250 and $1,845, respectively, of interest cost incurred in the construction of equipment was capitalized. No interest was capitalized during the year ended December 31, 2000.

16.  BUSINESS SEGMENTS

     Prior to September 21, 1999, the Company operated in two reportable business segments; primary aluminum and sheet and plate products. The primary aluminum segment produces molten metal, rolling ingot, t-ingot, extrusion billet and foundry ingot. The sheet and plate segment produced a wide range of products such as brazing sheet for sale to automobile manufacturers, heat treated and non-heat treated plate for sale to aerospace and defense manufacturers, heavy gauge, wide-leveled coil for sale to heavy truck, truck trailer, marine and rail car manufacturers and sheet and coil for sale to building products manufacturers.

     The accounting policies of the segments were the same as those described in
Note 1 "Summary of Significant Accounting Policies" except that intersegment revenues were accounted for based upon a market-based standard established by the Company. The Company evaluated segment performance based upon gross profit.

                            CENTURY ALUMINUM COMPANY

     Effective with the sale of the sheet and plate segment to Pechiney on September 21, 1999, the Company now operates in one business segment: primary aluminum.

                                                                   CORPORATE,
                                                     SHEET AND    UNALLOCATED
                                          PRIMARY      PLATE     & ELIMINATIONS    TOTAL
                                          --------   ---------   --------------   --------
2001
Net Sales
  Third-party and intersegment
     customers..........................  $543,453   $     --      $      --      $543,453
  Related party customers...............   111,469         --             --       111,469
Depreciation and amortization...........    44,247         --            187        44,433
Segment gross profit(5).................    20,708         --             --        20,708
Segment assets(1).......................   757,774         --         18,932       776,706
Expenditures for segment assets.........    14,456         --             --        14,456
2000
Net Sales
  Third-party and intersegment
     customers..........................  $299,277   $     --      $      --      $299,277
  Related party customers...............   129,320         --             --       129,320
Depreciation and amortization...........    14,208         --            187        14,395
Segment gross profit(4).................    32,458         --             --        32,458
Segment assets(1).......................   327,131         --          6,639       333,770
Expenditures for segment assets.........    17,631         --             --        17,631
1999
Net Sales
  Third-party and intersegment
     customers..........................  $248,569   $385,754      $(136,848)     $497,475
  Related party customers...............    68,801         --             --        68,801
Depreciation and amortization...........     9,985      8,577            187        18,749
Segment gross profit (loss)(2)(3).......   (17,418)    10,773             --        (6,645)
Segment assets(1).......................   303,992         --          6,810       310,802
Expenditures for segment assets.........    14,737      8,246             --        22,983

---------------

(1) Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net, the remaining assets are unallocated corporate assets, deferred tax assets and intersegment eliminations.

(2) The primary segment includes a charge of $4,623 for inventory adjustments.

(3) The sheet and plate segment includes a charge of $7,649 for inventory adjustments.

(4) Includes a charge of $1,631 for inventory adjustments.

(5) Includes a charge of $5,166 for inventory adjustments.

                            CENTURY ALUMINUM COMPANY

     Included in the consolidated financial statements are the following amounts related to geographic locations:

                                                          YEAR ENDED DECEMBER 31,
                                                       ------------------------------
                                                         2001       2000       1999
                                                       --------   --------   --------
Net Sales
  United States......................................  $654,922   $428,597   $501,655
  Canada.............................................        --         --     38,572
  Europe.............................................        --         --     15,840
  Other..............................................        --         --     10,209

     At December 31, 2001 and 2000, all of the Company's long-lived assets were located in the United States.

     Revenues from Glencore represented 17.0%, 30.2% and 12.1% of the Company's consolidated revenues in 2001, 2000 and 1999, respectively. Revenues from Pechiney represented 31.1%, 55.1% and 10.4% of the Company's consolidated sales in 2001, 2000 and 1999, respectively. Revenues from Southwire represented 18.9% of the Company's consolidated sales in 2001.

17.  QUARTERLY INFORMATION (UNAUDITED)

     The following information includes the results from the Company's additional 23% interest in Mt. Holly facility since its acquisition in April 2000, and the results from the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001.

     Financial results by quarter for the years ended December 31, 2001 and 2000 are as follows:

                                                          GROSS                 NET INCOME
                                                         PROFIT    NET INCOME   (LOSS) PER
                                             NET SALES   (LOSS)      (LOSS)       SHARE
                                             ---------   -------   ----------   ----------
2001:
  1st Quarter(1)...........................  $110,690    $ 8,420    $  3,151      $ 0.15
  2nd Quarter(1)...........................   188,919     13,765         843        0.04
  3rd Quarter(1)(2)........................   183,371      3,270      (4,342)      (0.21)
  4th Quarter(3)...........................   171,942     (4,747)    (14,854)      (0.72)
2000:
  1st Quarter(4)...........................  $ 96,449    $ 8,167    $  5,627      $ 0.28
  2nd Quarter(5)...........................   109,065      7,873       6,897        0.34
  3rd Quarter..............................   111,103      8,077       4,349        0.21
  4th Quarter(6)...........................   111,980      8,341       8,432        0.41

---------------

(1) Gross profit in the first, second, and third quarters of 2001 include reclassifications of selling, general, and administrative expenses, principally from Hawesville, of $42, $2,522, and $1,642, respectively, to cost of goods sold for reporting consistency purposes.

(2) The third quarter 2001 includes a non cash charge of $3,175 for inventory adjustments and proceeds of $3,365 on final settlements of insurance claims.

(3) The fourth quarter 2001 gross profit includes charges of $1,991 for inventory adjustments. Selling, general and administrative expense includes a $4,000 charge for bad debts and other expense includes a charge for loss on disposal of assets of $919.

(4) The first quarter 2000 gross profit includes charges of $1,631 for inventory adjustments.

                            CENTURY ALUMINUM COMPANY

(footnotes continued from previous page)

(5) The second quarter 2000 income includes an additional pre-tax gain on the sale of the fabricating businesses of $5,156 and proceeds of $3,000 in partial settlement of the Company's claim with its insurance carrier.

(6) The fourth quarter 2000 income includes proceeds of $3,065 in partial settlement of the Company's claim with its insurance carrier.

18.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION

     The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). Condensed consolidating financial information was not provided for the periods prior to the acquisition because: (i) Century Aluminum Company has no independent assets or operations, (ii) the guarantees are full and unconditional and joint and several, and (iii) for those periods, any subsidiaries of the Company other than the subsidiary guarantors were minor. As of December 31, 2001, as a result of the acquisition of the Hawesville facility, Century indirectly holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC") and as such consolidates 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as "Minority Interests". LLC (the "Non-Guarantor Subsidiary") has not guaranteed the Exchange Notes, and the Company has not caused its indirect equity interests in the LLC to be pledged as collateral for the Exchange Notes. Our interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the year ended December 31, 2001, the Company allocated total corporate expenses of $8.5 million to its subsidiaries. Additionally, the Company charges interest on certain intercompany balances.

     Because the LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville facility. See Note 5 to the Consolidated Financial Statements for information about the terms of the Exchange Notes. These terms contain customary covenants limiting the ability of both the Company and the Guarantor Subsidiaries, to pay dividends, incur additional debt, make investments, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

     The following summarized condensed consolidating financial information as of and for the year ended December 31, 2001 presents separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

                     CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF DECEMBER 31, 2001

                                       COMBINED                                RECLASSIFICATIONS
                                      GUARANTOR     NON-GUARANTOR     THE             AND
                                     SUBSIDIARIES    SUBSIDIARY     COMPANY      ELIMINATIONS      CONSOLIDATED
                                     ------------   -------------   --------   -----------------   ------------
                                                    ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........    $  1,020       $     --      $ 12,368       $      --         $ 13,388
  Accounts receivable,
     trade -- net..................      48,365             --           345              --           48,710
  Due from affiliates..............      50,722            838       366,855        (398,648)          19,767
  Inventories......................      46,649         28,568            --              --           75,217
  Prepaid and other assets.........       7,395             98         1,329          (5,249)           3,573
                                       --------       --------      --------       ---------         --------
          Total current assets.....     154,151         29,504       380,897        (403,897)         160,655
Investment in Subsidiaries.........      95,670             --       208,419        (304,089)              --
Property, Plant and
  Equipment -- net.................     424,653            878           475              --          426,006
Intangible Asset -- net............          --        146,002            --              --          146,002
Due from affiliates -- Less current
  portion..........................       8,364             --            --              --            8,364
Other Assets.......................      20,467          1,674        16,784          (3,246)          35,679
                                       --------       --------      --------       ---------         --------
          Total....................    $703,305       $178,058      $606,575       $(711,232)        $776,706
                                       ========       ========      ========       =========         ========

                                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade..........    $ 19,922       $ 22,472      $     --       $      --         $ 42,394
  Due to affiliates................     351,690          1,998        47,089        (398,576)           2,201
  Industrial Revenue Bonds.........          --          7,815            --              --            7,815
  Accrued and other current
     liabilities...................      16,437          5,269        17,680          (5,321)          34,065
  Accrued employee benefits
     costs -- current portion......       7,653            147            --              --            7,800
                                       --------       --------      --------       ---------         --------
          Total current
            liabilities............     395,702         37,701        64,769        (403,897)          94,275
Long Term Debt -- net..............          --             --       321,446              --          321,446
Accrued Pension Benefit
  Costs -- Less current portion....       1,555             --         2,462              --            4,017
Accrued Postretirement Benefit
  Costs -- Less current portion....      45,008         20,619            --              --           65,627
Other Liabilities..................       9,833            151           713              --           10,697
Deferred Taxes.....................      42,788             --            --          (3,246)          39,542
                                             --             --            --              --               --
                                       --------       --------      --------       ---------         --------
          Total noncurrent
            liabilities............      99,184         20,770       324,621          (3,246)         441,329
MINORITY INTEREST..................          --             --            --          23,917           23,917
SHAREHOLDERS' EQUITY:
  Convertible Preferred Stock......          --             --        25,000              --           25,000
  Common stock.....................          59             --           205             (59)             205
  Additional paid-in capital.......     226,996        139,281       168,414        (366,277)         168,414
  Accumulated Other Comprehensive
     Income........................       6,752             --         6,752          (6,752)           6,752
  Retained earnings (deficit)......     (25,388)       (19,694)       16,814          45,082           16,814
                                       --------       --------      --------       ---------         --------
          Total shareholders'
            equity.................     208,419        119,587       217,185        (328,006)         217,185
                                       --------       --------      --------       ---------         --------
          Total....................    $703,305       $178,058      $606,575       $(711,232)        $776,706
                                       ========       ========      ========       =========         ========

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                 COMBINED                                   RECLASSIFICATIONS
                                GUARANTOR     NON-GUARANTOR                        AND
                               SUBSIDIARIES    SUBSIDIARY     THE COMPANY     ELIMINATIONS      CONSOLIDATED
                               ------------   -------------   -----------   -----------------   ------------
Net sales:
  Third-party customers......    $543,453       $      --      $     --         $      --         $543,453
  Related parties............     111,469              --            --                --          111,469
                                 --------       ---------      --------         ---------         --------
                                  654,922              --            --                --          654,922
                                 --------       ---------      --------         ---------         --------
Cost of goods sold...........     614,052         252,615            --          (232,453)         634,214
Reimbursement from owners....          --        (233,521)           --           233,521               --
                                 --------       ---------      --------         ---------         --------
Gross profit (loss)..........      40,870         (19,094)           --            (1,068)          20,708
Selling, general and admin
  expenses...................      18,787             742            --              (931)          18,598
                                 --------       ---------      --------         ---------         --------
Operating income (loss)......      22,083         (19,836)           --              (137)           2,110
                                 --------       ---------      --------         ---------         --------
Interest income (expense),
  net........................     (30,512)           (162)           --                --          (30,674)
Other income (expense),
  net........................       1,948             304            --               137            2,389
                                 --------       ---------      --------         ---------         --------
Income (loss) before taxes...      (6,481)        (19,694)           --                --          (26,175)
Income tax (expense)
  benefit....................       2,547              --            --             7,484           10,031
                                 --------       ---------      --------         ---------         --------
Net income (loss) before
  minority interest..........      (3,934)        (19,694)           --             7,484          (16,144)
Minority interest, net of
  tax........................                                                       2,442            2,442
Equity earnings (loss) of
  subsidiaries...............      (9,768)             --       (13,702)           23,470               --
                                 --------       ---------      --------         ---------         --------
Net income (loss)............    $(13,702)      $ (19,694)     $(13,702)        $  33,396         $(13,702)
                                 ========       =========      ========         =========         ========

                CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                 COMBINED                                   RECLASSIFICATIONS
                                GUARANTOR     NON-GUARANTOR                        AND
                               SUBSIDIARIES    SUBSIDIARY     THE COMPANY     ELIMINATIONS      CONSOLIDATED
                               ------------   -------------   -----------   -----------------   ------------
Net cash provided by (used
  in) operating activities...   $  40,526        $(3,817)      $  16,073        $(14,159)        $  38,623
                                ---------        -------       ---------        --------         ---------
Investing activities:
  Purchase of property, plant
     and equipment...........     (14,082)          (374)             --              --           (14,456)
  Proceeds from sale of
     property, plant and
     equipment...............          54             --              --              --                54
  Divestitures...............      98,971             --              --              --            98,971
  Business acquisition.......    (466,814)            --              --              --          (466,814)
                                ---------        -------       ---------        --------         ---------
Net cash used in investing
  activities.................    (381,871)          (374)             --              --          (382,245)
                                ---------        -------       ---------        --------         ---------
Financing activities:
  Borrowings, third party....          --             --         321,352              --           321,352
  Financing fees.............          --             --         (16,568)             --           (16,568)
  Dividends..................          --             --          (5,736)             --            (5,736)
  Intercompany
     transactions............     309,403          4,191        (327,753)         14,159                --
  Issuance of preferred
     stock...................          --             --          25,000              --            25,000
                                ---------        -------       ---------        --------         ---------
Net cash provided by (used
  in) financing activities...     309,403          4,191          (3,705)         14,159           324,048
                                ---------        -------       ---------        --------         ---------
Net increase (decrease) in
  cash.......................     (31,942)            --          12,368              --           (19,574)
Beginning cash...............      32,962             --              --              --            32,962
                                ---------        -------       ---------        --------         ---------
Ending cash..................   $   1,020        $    --       $  12,368        $     --         $  13,388
                                =========        =======       =========        ========         =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     NA.

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

  Independent Auditors' Report.

  Consolidated Balance Sheets at December 31, 2001 and 2000.

  Consolidated Statements of Operations for the years ended December 31, 2001,
     2000 and 1999.

  Consolidated Statements of Shareholders' Equity for the years ended December
     31, 2001, 2000 and 1999.

  Consolidated Statements of Cash Flows for the years ended December 31, 2001,
     2000 and 1999.

  Notes to the Consolidated Financial Statements.

(A)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

  Independent Auditors' Report.

  Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999.

(A)(3) LIST OF EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
 2.1      Stock and Asset Purchase Agreement dated July 26, 1999 by
          and among Century Aluminum Company, Century Aluminum of West
          Virginia, Inc. and Pechiney Rolled Products LLC(f)
 2.2      Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled
          Products LLC(f)
 2.3      Molten Aluminum Purchase Agreement dated as of September 21,
          1999 by and between Century Aluminum of West Virginia, Inc.
          and Pechiney Rolled Products LLC(f)
 2.4      Amended and Restated Shared Facilities and Services
          Agreement dated as of September 21, 1999 by and between
          Century Aluminum of West Virginia, Inc. and Pechiney Rolled
          Products LLC(f)
 2.5      Stock Purchase Agreement, dated August 31, 2001, among
          Century Aluminum Company and Southwire Company(h)
 2.6      Asset Purchase Agreement, dated as of April 2, 2001, among
          Century Aluminum Company, Century Kentucky, Inc., NSA, Ltd.
          and Glencore AG(h)
 3.1      Restated Certificate of Incorporation of Registrant.(a)
 3.2      Amended and Restated Bylaws of Registrant, dated March 5,
          1999.(e)
 3.3      Certificate of Designation for the Company's 8% Cumulative
          Convertible Preferred Stock, par value $.01 per share, dated
          March 28, 2001(h)(i)
 4.1      Form of Stock Certificate.(a)
 4.2      Purchase Agreement, dated March 28, 2001, among Century
          Aluminum Company, Century Aluminum of West Virginia, Inc.,
          Berkeley Aluminum, Inc., Century Kentucky, Inc. and Virgin
          Islands Alumina Corporation LLC and Credit Suisse First
          Boston Corporation and Fleet Securities, Inc., as Initial
          Purchasers.(h)
 4.3      Indenture, dated April 2, 2001, among Century, the
          Guarantors party thereto and Wilmington Trust Company, as
          trustee.(h)
 4.4      Registration Rights Agreement, dated April 2, 2001, among
          Century Aluminum Company, the Guarantors party thereto and
          Credit Suisse First Boston Corporation and Fleet Securities,
          Inc., as Initial Purchasers.(h)
 4.5      Mortgage, Assignment of Leases and Rents, Security Agreement
          and Financing Statement, dated as of April 2, 2001, from
          NSA, Ltd. for the benefit of Wilmington Trust Company, as
          collateral agent.(h)
 4.6      Deed of Trust, Assignment of Leases and Rents, Security
          Agreement, Financing Statement and Fixture Filing, dated as of April 2, 2001, from Century Aluminum of West Virginia,
          Inc. for the benefit of Wilmington Trust Company, as
          collateral agent.(h)
 4.7      Pledge and Security Agreement, dated as of April 2, 2001, by
          Century Aluminum Company as Pledgor and the other Pledgors party thereto in favor of Wilmington Trust Company, as
          collateral agent.(h)
 4.8      Convertible Preferred Stock Purchase Agreement, dated as of
          April 2, 2001, between Century Aluminum Company and Glencore
          AG.(h)
 4.9      Form of Convertible Preferred Stock Certificate.(h)
10.1      Agreement between Ravenswood Aluminum Corporation and United
          Steelworkers of America AFL-CIO, Local 5668, dated November
          30, 1994.(a)
10.2      Agreement between Ravenswood Aluminum Corporation and United
          Steelworkers of America AFL-CIO, Local 5668, dated June 12,
          1992.(a)
10.3      Employment Agreement between Century Aluminum Company and
          Craig A. Davis.(b)(e)
10.4      Employment Agreement between Century Aluminum Company and
          Gerald A. Meyers.(b)(e)
10.5      Employment Agreement between Century Aluminum Company and
          Gerald J. Kitchen.(b)(e)
10.6      Employment Agreement between Century Aluminum Company and
          David W. Beckley.(b)(e)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
10.7      Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.(a)(b)
10.8      Amendment to Severance Protection Agreement between Century
          Aluminum Company and Craig A. Davis(e)
10.9      Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.(a)(b)
10.10     Amendment to Severance Protection Agreement between Century
          Aluminum Company and Gerald A. Meyers(e)
10.11     Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.(a)(b)
10.12     Amendment to Severance Protection Agreement between Century
          Aluminum Company and Gerald J. Kitchen(e)
10.13     Form of Severance Agreement between Century Aluminum Company and David W. Beckley.(a)(b)
10.14     Amendment to Severance Protection Agreement between Century
          Aluminum Company and David W. Beckley(e)
10.15     1996 Stock Incentive Plan as amended through June 8,
          1999.(b)(e)
10.16     Non-Employee Directors Stock Option Plan.(a)(b)
10.17     Amended and Restated Asset Purchase Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Acquisition
          Corporation, dated as of December 13, 1988.(a)
10.18     Acquisition Agreement between Virgin Islands Alumina
          Corporation and St. Croix Alumina, L.L.C., dated July 19,
          1995.(a)
10.19     Ravenswood Environmental Services Agreement between Kaiser
          Aluminum & Chemical Corporation and Ravenswood Aluminum
          Corporation, dated as of February 7, 1989.(a)
10.20     Asset Purchase Agreement Between Xstrata Aluminum
          Corporation and Berkeley Aluminum, Inc. dated as of March
          31, 2000(g)
10.21     Form of Tax Sharing Agreement.(a)
10.22     Form of Disaffiliation Agreement.(a)
10.23     Amended and Restated Owners Agreement between Alumax of
          South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore
          Primary Aluminum Company LLC, dated as of January 26,
          1996.(a)
10.24     Limited Term Firm Power Supply Agreement between Ravenswood
          Aluminum Corporation and Ohio Power Company dated as of June
          28, 1996.(c)
10.25     Amendment No. 1 to the Limited Term Firm Power Supply
          Agreement between Ravenswood Aluminum Corporation and Ohio
          Power Company dated as of June 28, 1996.(c)
10.26     Century Aluminum Company 1996 Stock Incentive Plan
          Implementation Guidelines.(b)(d)
10.27     Century Aluminum Company Incentive Compensation Plan.(b)(d)
10.28     Revolving Credit Agreement, dated as of April 2, 2001, among
          Century Aluminum Company, Century Aluminum of West Virginia,
          Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc.,
          Metalsco, Ltd. And NSA, Ltd., as borrowers, the lending
          institutions listed on Schedule 1 thereto as Lenders, Fleet
          Capital Corporation as Agent, Fleet Securities Inc. as
          Arranger, and Credit Suisse First Boston, Inc. as
          Syndication Agent.(j)
10.29     Collective Bargaining Agreement, effective April 2, 2001,
          between Century Aluminum of Kentucky, LLC and the United
          Steelworkers of America, AFL-CIO-CLC.(j)
10.30     Owners Agreement, dated as of April 2, 2001, between NSA,
          Ltd., Glencore Acquisition I LLC and Century Aluminum of
          Kentucky, LLC.(j)
10.31     Shared Services Agreement, dated April 2, 2001, by and
          between Century Aluminum Company, NSA, Ltd., Glencore
          Acquisition I LLC and Southwire Company. 10.5 1996 Stock
          Incentive Plan, as amended through June 28, 2001.(j)

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
21.1      List of Subsidiaries.
23.1      Consent of Deloitte & Touche LLP.

---------------

(a) Incorporated by reference to the Registrant's Form S-1 Registration Statement, as amended, Registration No. 33-95486.

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

(d) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(f) Incorporated by reference to the Registrant's Report on Form 8-K dated October 6, 1999.

(g) Incorporated by reference to the Registrant's Report on Form 8-K dated April 20, 2000.

(h) Incorporated by reference to the Registrant's Report on Form 8-K dated April 17, 2001.

(i) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(j) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(B) REPORTS ON FORM 8-K: NONE

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTURY ALUMINUM COMPANY

                                          By: /s/   GERALD J. KITCHEN
                                            ------------------------------------
                                                     Gerald J. Kitchen
                                             Executive Vice President, General
                                                           Counsel
                                              and Chief Administrative Officer

Dated: March 27 2002

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----
                /s/ CRAIG A. DAVIS                   Chairman and Chief Executive       March 27, 2002
---------------------------------------------------  Officer
                  Craig A. Davis

               /s/ WILLIAM HAMPSHIRE                 Vice-Chairman                       March 27 2002
---------------------------------------------------
               William R. Hampshire

               /s/ GERALD A. MEYERS                  President, Chief Operating          March 27 2002
---------------------------------------------------  Officer and Director
                 Gerald A. Meyers

               /s/ DAVID W. BECKLEY                  Executive Vice President and        March 27 2002
---------------------------------------------------  Chief Financial Officer
                 David W. Beckley                    (Principal Financial Officer and
                                                     Principal Accounting Officer)

               /s/ ROMAN A. BNINSKI                  Director                            March 27 2002
---------------------------------------------------
                 Roman A. Bninski

               /s/ JOHN C. FONTAINE                  Director                            March 27 2002
---------------------------------------------------
                 John C. Fontaine

              /s/ WILLY R. STROTHOTTE                Director                            March 27 2002
---------------------------------------------------
                Willy R. Strothotte

                /s/ JOHN P. O'BRIEN                  Director                            March 27 2002
---------------------------------------------------
                  John P. O'Brien

              /s/ STUART M. SCHREIBER                Director                            March 27 2002
---------------------------------------------------
                Stuart M. Schreiber

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

     We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 4, 2002 included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 4, 2002

                            CENTURY ALUMINUM COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  BALANCE AT   CHARGED TO                   BALANCE AT
                                                  BEGINNING     COST AND                      END OF
                                                  OF PERIOD     EXPENSE     DEDUCTIONS(1)     PERIOD
                                                  ----------   ----------   -------------   ----------
                                                                 (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1999:
  Allowance for doubtful trade accounts
     receivable.................................    $2,390       $  109        $2,470         $   29
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful trade accounts
     receivable.................................    $   29       $  256        $   --         $  285
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful trade accounts
     receivable.................................    $  285       $4,431        $  371         $4,345

---------------

(1) On September 21, 1999, the Company and Century of West Virginia completed the sale of the fabricating businesses to Pechiney. As such, Pechiney assumed the risk of any bad debts included in the accounts receivable of the fabricating businesses.