Form 10-K/A
period 2001-12-31
CENTURY ALUMINUM CO
filed 2002-04-30
CIK 949157

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

                                       OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-27918

                                   ----------

                            CENTURY ALUMINUM COMPANY
             (Exact name of registrant as specified in its charter)

                    Delaware                              13-3070826
         (State or other jurisdiction of                (IRS Employer
          incorporation or organization)              Identification No.)

                2511 Garden Road
              Building A, Suite 200
              Monterey, California                            93940
     (Address of registrant's principaloffices)            (Zip Code)

        Registrant's telephone number, including area code (831) 642-9300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

       Title of each class                      Name of each exchange on which registered
       -------------------                      -----------------------------------------
Common Stock, $0.01 par value per share                         NASDAQ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of April 30, 2002, 20,554,302 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ National Market closing price on April 29, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $183,240,355.

Documents Incorporated by Reference: None.

     Explanatory Note: The purpose of this amendment is to include the information required under Part III, Items 10-13 of the report on Form 10-K for Century Aluminum Company (the "Company" or "Century") for the year ended December 31, 2001.

                                    PART III.

Item 10. Directors and Executive Officers of the Registrant

     The Company's Board of Directors consists of eight members, divided into three classes: Class I, Class II and Class III. Directors in each such class are elected to serve for three-year terms, with each class standing for election in successive years.

                          Class III Directors with Terms to Expire in 2002

                                                   Business Experience and Principal Occupation or           Director
Name and Age                                     Employment During Past 5 Years; Other Directorships          Since
------------                                     ---------------------------------------------------          -----
Craig A. Davis ......................61         Chairman and Chief Executive Officer of the                   1995
                                                Company since August 1995; Director of Glencore
                                                International AG since December 1993 and Executive
                                                of Glencore International AG from September 1990
                                                to June 1996; former Executive Vice President of
                                                Alumax Inc.

William R. Hampshire (1).............74         Vice-Chairman of the Company since August 1995;               1995
                                                independent consultant since 1990; former
                                                President and Chief Executive Officer of Howmet
                                                Aluminum Corporation.

                           Class I Directors with Terms to Expire in 2003

                                                   Business Experience and Principal Occupation or           Director
Name and Age                                     Employment During Past 5 Years; Other Directorships          Since
------------                                     ---------------------------------------------------          -----
Roman A. Bninski (2) ................55         Partner, law firm of Curtis, Mallet-Prevost, Colt             1996
                                                & Mosle LLP, New York, New York since 1984.

Stuart M. Schreiber (1) .............48         Founder and Managing Director, Integis, Inc. since            1999
                                                1997; former partner, Heidrick & Struggles from
                                                1988 to 1997.

Willy R. Strothotte..................58         Chief Executive Officer of Glencore International             1996
                                                AG since 1993 and Chairman of the Board of
                                                Glencore International AG since 1994. Chairman of
                                                the Board of Xstrata AG (formerly Sudelektra
                                                Holding AG) since 1990.

                           Class II Directors with Terms to Expire in 2004

                                                   Business Experience and Principal Occupation or           Director
Name and Age                                     Employment During Past 5 Years; Other Directorships          Since
------------                                     ---------------------------------------------------          -----
John C. Fontaine (1) (2).............70         Of Counsel, law firm of Hughes Hubbard & Reed LLP             1996
                                                since January 2000 and partner from July 1997 to
                                                December 1999; President of Knight-Ridder, Inc.
                                                from July 1995 to July 1997; Chairman of the
                                                Samuel H. Kress Foundation.

                                                   Business Experience and Principal Occupation or           Director
Name and Age                                     Employment During Past 5 Years; Other Directorships          Since
------------                                     ---------------------------------------------------          -----
Gerald A. Meyers.....................52         President and Chief Operating Officer of the                  1995
                                                Company since August 1995; Operations Manager of
                                                Logan Aluminum (joint venture between Alcan
                                                Aluminum Limited and Atlantic Richfield Company)
                                                from November 1988 to December 1992.

John P. O'Brien (1)(2)...............60         Managing Director of Inglewood Associates Inc.                2000
                                                since 1990 after serving as Southeast Regional
                                                Managing Partner for Price Waterhouse from 1985
                                                though 1990; Chairman of Allied Construction
                                                Products and a Director of American Italian Pasta
                                                Co. and International Total Services, Inc.

------------
(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.

     Mr. Strothotte was designated to serve as a director of the Company by Glencore International AG.

     Information regarding executive officers is included in Part I, Item 4 of the Company's report on Form 10-K for the year ended December 31, 2001 under the heading "Executive Officers of the Registrant."

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

     Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 2001 fiscal year, all required Section 16(a) filings were timely made.

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

     Under the Company's Non-Employee Directors Stock Option Plan, each director who is not an employee of the Company received a one-time grant of options to purchase 10,000 shares of common stock, and the Vice-Chairman received a one-time grant of options to purchase 25,000 shares of common stock. Such grants became effective upon the consummation of the Company's initial public offering at an exercise price equal to the initial public offering price, except in the cases of Messrs. Fontaine, Schreiber, Strothotte and O'Brien, whose grants became effective upon their election as directors at an exercise price equal to the market price of the Company's common stock at such times. The options vested one-third on the grant date, with an additional one-third vesting on each of the first and second anniversaries of the grant date. In addition, the Non-Employee Directors Stock Option Plan provides for automatic annual grants to each non-employee director continuing in office after the annual meeting of stockholders in each year of options to purchase 2,000 shares of Company common stock at an exercise price equal to the market price of such shares on the date of the grant.

     Summary Compensation Table

     The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities during 1999, 2000 and 2001.

                                                                                            Long-term
                                                                                           Compensation
                                                       Annual Compensation                Awards/Payouts
                                            -----------------------------------------   ------------------
                                                                             Other
                                                                            Annual
                                                                            Compen-
Name and Principal                                                          sation       Restricted Stock       All Other
Position                         Year       Salary ($)      Bonus ($)        ($)(1)        Awards ($)(2)    Compensation ($)(3)
-----------------------          ----       ----------      ---------      ----------    ----------------   -------------------
Craig A. Davis                   2001       $695,179        $486,000              -0-            -0-             $ 6,120
  Chairman and Chief             2000       $651,598        $540,000              -0-            -0-             $16,975
  Executive Officer              1999       $615,442        $800,000              -0-            -0-             $ 8,442

Gerald A. Meyers                 2001       $312,689        $157,500        $ 31,038             -0-             $ 7,925
  President and Chief            2000       $294,812        $175,000              -0-            -0-             $ 9,984
  Operating Officer              1999       $278,829        $350,000              -0-            -0-             $ 7,165

Gerald J. Kitchen                2001       $248,939        $122,500        $ 25,586             -0-             $ 9,585
  Executive Vice                 2000       $233,683        $136,000              -0-            -0-             $13,218
  President, General             1999       $221,064        $285,000              -0-            -0-             $ 6,888
  Counsel, Chief
  Administrative
  Officer and Secretary

David W. Beckley                 2001       $246,720        $121,250        $ 25,589             -0-             $ 9,920
  Executive Vice                 2000       $231,855        $134,500        $ 21,267             -0-             $ 8,950
  President and Chief            1999       $220,611        $165,000              -0-            -0-             $ 6,888
  Financial Officer

E. Jack Gates                    2001       $182,292        $129,914(4)           -0-            -0-             $82,456
  Vice President                 2000       $ 12,329(5)           -0-             -0-            -0-                  -0-

----------
(1) Represents reimbursement of interest expense incurred in connection with funds borrowed to pay estimated taxes on the value of common shares issued upon vesting of performance share grants.

(2) The Company made restricted share awards in March of 1996 in the following amounts to the following Named Executive Officers: Craig A. Davis, 150,000; Gerald A. Meyers, 100,000; Gerald J. Kitchen, 80,000; and David W. Beckley, 80,000. Restricted shares vested one-third on March 28, 1999, one-third on March 28, 2000 and the final one-third vested on March 28, 2001. Dividend equivalents accrued on restricted shares from the date of grant and became payable upon vesting. The aggregate amount of accrued dividend equivalents paid to the following Named Executive Officers upon the final vesting of their restricted shares on March 28, 2001 was as follows: Craig A. Davis, $50,000; Gerald A. Meyers, $33,334; Gerald J. Kitchen, $26,668; and David
     W. Beckley, $26,668.

(3) All other compensation is comprised of the Company's matching contributions under the Company's Defined Contribution Retirement Plan for each of the Named Executive Officers. In 2001, those contributions were $6,120 for each of Messrs. Davis, Meyers, Kitchen and Beckley and $5,744 for Mr. Gates. All other compensation also includes Company paid life insurance premiums in 2001 in the amounts of $1,805, $3,465, $3,800 and $962 for Messrs. Meyers, Kitchen, Beckley and Gates, respectively. Includes, for Mr. Gates, one-time relocation and related costs in the amount of $75,750 relating to Mr. Gates' relocation to Owensboro, Kentucky.

(4) Includes $34,782 which represents the dollar value of a special stock grant of 2,645 shares made by the Company to Mr. Gates on December 14, 2001, based on the average sales price of the Company's common stock on the NASDAQ National Market of $13.15 per share on January 2, 2002, the date the shares vested. Also includes accrued dividend equivalents of $132 on such shares which was paid to Mr. Gates upon vesting.

(5)  Mr. Gates joined the Company in December 2000.

     Fiscal Year End Option Value Table

     The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as of December 31, 2001.

                                              Number of Shares
                                       Underlying Unexercised Options      Value of Unexercised Options
                                         at December 31, 2001 (#)(1)        at December 31, 2001 ($)(2)
                                       -------------------------------     -----------------------------

Name                                    Exercisable     Unexercisable      Exercisable     Unexercisable
----                                    -----------     -------------      -----------     -------------
Craig A. Davis                            150,000               0             $54,000             --
Gerald A. Meyers                          100,000               0             $36,000             --
Gerald J. Kitchen                          61,666               0             $22,200             --
David W. Beckley                           80,000               0             $28,800             --
E. Jack Gates                               6,666          13,334             $42,062        $84,138

----------
(1) The options shown in the table for Messrs. Davis, Meyers, Kitchen and Beckley were granted in March 1996, at an exercise price of $13.00 per share. The options became exercisable in three installments: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant. The options shown in the table for Mr. Gates were granted in December 2000 at an exercise price of $7.05 per share. One-third became exercisable in June 2001, and the remaining options will become exercisable one-third in June 2002 and one-third in June 2003.

(2) Value is calculated on the basis of the difference between the option exercise price and the last reported sale price of the Company's common stock on the NASDAQ National Market on December 31, 2001 of $13.36, multiplied by the number of shares underlying the respective options.

Long-Term Incentive Plan Awards Table

     The following table sets forth information with respect to performance shares awarded to Messrs. Craig A. Davis, Gerald A. Meyers, Gerald J. Kitchen, David W. Beckley and E. Jack Gates under the Company's 1996 Stock Incentive Plan (the "Plan"). In accordance with guidelines adopted under the Plan, performance shares were awarded for 1998, the two-year period from 1998 through 1999, and thereafter, for rolling three-year periods beginning with 1998 through 2000. Because the earnings before taxes targets established for the two-year period ending in 1999 and the three-year periods ending in 2000 and 2001 were not met, all of the performance shares for those periods were forfeited. In 2001, the Board of Directors approved an amendment to the guidelines under the Plan that expanded the scope of the Company's performance targets to include, in addition to earnings before taxes targets, achievement of specific operating targets and long-term strategic targets (collectively, the "Award Targets"). The new performance guidelines were implemented beginning with the three-year period 2001 through 2003.

             Long-Term Incentive Plans - Awards in Last Fiscal Year

                                             Performance           Estimated Future Common Stock Payouts
                                               or Other             Under Non-Stock Price-Based Plans
                           Performance          Period
                              Shares         Maturation or       Threshold         Target          Maximum
         Name                (#)(1)             Payout            (#)(3)          (#)(4)(5)        (#)(5)
Craig A. Davis                    -0-         2000-2002(2)          --               --                --
                              73,686          2001-2003             -0-          73,686           110,529
                              49,823          2002-2004             -0-          49,823            74,735

Gerald A. Meyers                  -0-         2000-2002(2)          --               --                --
                              32,440          2001-2003             -0-          32,440            48,660
                              21,285          2002-2004             -0-          21,285            31,928

Gerald J. Kitchen                 -0-         2000-2002(2)          --               --                --
                              19,765          2001-2003             -0-          19,765            29,618
                              13,182          2002-2004             -0-          13,182            19,773

David W. Beckley                  -0-         2000-2002(2)          --               --                --
                              19,564          2001-2003             -0-          19,564            29,618
                              13,042          2002-2004             -0-          13,042            19,563

E. Jack Gates                  5,102          2000-2002            2,551          5,102             7,653
                              11,170          2001-2003             -0-          11,170            16,755
                               8,037          2002-2004             -0-           8,037            12,056

----------
(1) Performance shares represent shares of Company common stock that, upon vesting, are issued to the award recipient. Except as described herein, performance shares are forfeited if the award recipient is not employed full-time by the Company at the end of the award cycle period. In the event of death, disability or retirement, the award recipient will receive a pro rata award based upon the number of weeks employed during the award cycle period. Dividend equivalents accrue on performance shares and are paid upon vesting.

(2) In connection with their participation in the Enhanced Supplemental Retirement Plan (see the description under the heading "Enhanced Supplemental Retirement Plan" below), Messrs. Davis, Meyers, Kitchen and Beckley relinquished their entitlement to performance shares under the Plan for the three-year period 2000 through 2002.

(3) For Mr. Gates only, the threshold payouts represent the minimum number of shares that will vest during the three-year period from 2000 through 2002 if the Company meets a minimum percentage of a target level of earnings before taxes for the period or exceeds industry return on invested capital criteria. If the Company does not meet either of these performance criteria, no shares will vest.

                                         (Footnotes continued on following page)

----------
(Footnotes continued from previous page)

(4) Target payouts represent the target number of shares that will vest if the Company achieves its Award Targets in their entirety for the period. The Compensation Committee of the Board of Directors has retained full discretion to modify awards under the guidelines. If Award Targets are not achieved in their entirety, awards may be adjusted downward or eliminated in their entirety. In addition, regardless of performance against Award Targets, the Committee's discretion includes the right to determine that, should circumstances warrant, no award would be payable. For Mr. Gates only, the target payouts for the three-year period from 2000 through 2002 represent the target number of shares that will vest if the Company meets 100% of the target level of earnings before taxes for the period.

(5) Maximum payouts represent the maximum number of shares that the Compensation Committee is authorized to award if the Company exceeds all of its Award Targets. For Mr. Gates only, the maximum payouts for the three-year period from 2000 through 2002 represent the maximum number of shares that will vest if the Company reaches 125% of the target level of earnings before taxes for the period. In cases where the target is exceeded, the number of shares vested in excess of the target number of shares is calculated by converting the excess award into cash and reconverting the excess award into shares at the greater of the share price calculated at the time of the award or the average share price for the month preceding the month in which the shares vest.

     Pension Plan Table

     The Company maintains a non-contributory defined benefit pension plan for salaried employees of the Company who meet certain eligibility requirements. The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications. The figures shown include supplemental benefits payable to Messrs. Davis, Meyers, Kitchen and Beckley, exclusive of benefits payable under the enhanced supplemental retirement plan described below.

                                                      Years of Credited Service
                      ------------------------------------------------------------------------------------------
  Remuneration           5          10          15          20          25         30          35          40
-----------------     ---------  ---------   ---------   ---------   ---------   ---------  ---------   ---------
    $  100,000        $   7,500  $  15,000   $  22,500   $  30,000   $  37,500   $  45,000  $  52,500   $  60,000
    $  200,000        $  15,000  $  30,000   $  45,000   $  60,000   $  75,000   $  90,000  $ 105,000   $ 120,000
    $  300,000        $  22,500  $  45,000   $  67,500   $  90,000   $ 112,500   $ 135,000  $ 157,500   $ 180,000
    $  400,000        $  30,000  $  60,000   $  90,000   $ 120,000   $ 150,000   $ 180,000  $ 210,000   $ 240,000
    $  500,000        $  37,500  $  75,000   $ 112,500   $ 150,000   $ 187,500   $ 225,000  $ 262,500   $ 300,000
    $  600,000        $  45,000  $  90,000   $ 135,000   $ 180,000   $ 225,000   $ 270,000  $ 315,000   $ 360,000
    $  700,000        $  52,500  $ 105,000   $ 157,500   $ 210,000   $ 262,500   $ 315,000  $ 367,500   $ 420,000
    $  800,000        $  60,000  $ 120,000   $ 180,000   $ 240,000   $ 300,000   $ 360,000  $ 420,000   $ 480,000
    $  900,000        $  67,500  $ 135,000   $ 202,500   $ 270,000   $ 337,500   $ 405,000  $ 472,500   $ 540,000
    $1,000,000        $  75,000  $ 150,000   $ 225,000   $ 300,000   $ 375,000   $ 450,000  $ 525,000   $ 600,000
    $1,100,000        $  82,500  $ 165,000   $ 247,500   $ 330,000   $ 412,500   $ 495,000  $ 577,500   $ 660,000
    $1,200,000        $  90,000  $ 180,000   $ 270,000   $ 360,000   $ 450,000   $ 540,000  $ 630,000   $ 720,000
    $1,300,000        $  97,500  $ 195,000   $ 292,500   $ 390,000   $ 487,500   $ 585,000  $ 682,500   $ 780,000
    $1,400,000        $ 105,000  $ 210,000   $ 315,000   $ 420,000   $ 525,000   $ 630,000  $ 735,000   $ 840,000

     The plan provides lifetime annual benefits starting at age 62 equal to the greater of 12 multiplied by (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under plans of a predecessor. Final average monthly compensation means the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available.

     The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the "Code"). The years of credited service for Messrs. Davis, Meyers, Kitchen, Beckley and Gates at December 31, 2001 were approximately 9, 9, 6, 6 and 1, respectively.

     Enhanced Supplemental Retirement Plan

     The Company adopted an enhanced supplemental retirement benefit plan (the "Enhanced SRP") in 2001 in order to permit selected senior executives to achieve estimated levels of retirement income when, due to the executive's age and potential years of service at normal retirement age, benefits under the Company's existing qualified and nonqualified defined benefit pension plans are projected to be less than a specified percentage of the executive's estimated final average annual pay. Messrs. Davis, Meyers, Kitchen and Beckley were selected to participate in this plan at fifty percent (50%) of their estimated final average compensation during each executive's final five years of service. The Company believes this level of retirement benefits is commensurate with retirement benefits paid to senior executives of comparable companies. Under the Enhanced SRP, these senior executives will be entitled to receive an annual supplemental retirement benefit in the following amounts if they remain employed by the Company from January 1, 2001, for a period of four years in the case of Mr. Davis and five years in the cases of Messrs. Meyers, Kitchen and Beckley:
Craig A. Davis, $425,000; Gerald A. Meyers, $200,000; Gerald J. Kitchen, $145,000; and David. W. Beckley, $145,000.

     If an executive's employment is terminated prior to the end of the requisite period, the annual supplemental retirement benefit will be reduced pro rata for each year of employment less than the required four or five years. However, an executive will receive the full benefit in the event of disability, change in control or termination of employment without cause. The Company intends to invest funds to meet the Enhanced SRP obligations through the purchase of key-man life insurance policies on the lives of the participating executives. The policies will be owned by the Company and will be placed in Rabbi Trusts to secure the Company's payment obligations.

Employment Agreements

     The Company entered into employment agreements with each of Messrs. Craig
A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley, effective January 1, 2002, providing for terms of employment of three years. Under the agreements, the base salaries of Messrs. Meyers, Kitchen and Beckley may not be reduced below $340,000, $258,000 and $255,250, respectively. Mr. Davis will cease to be Chief Executive Officer effective January 1, 2003, but he will remain Chairman of the Board of Directors through 2004. Mr. Davis' employment agreement provides for a base salary of $718,500 for 2002 and $500,000 for 2003 and 2004. The agreements provide that the base salaries may be subject to increases established from time to time by the Board of Directors. In addition, the executives are eligible for bonuses in accordance with the Company's annual incentive plan and stock option grants and performance share awards under the Company's 1996 Stock Incentive Plan. The agreements also provide that the executives will receive, in addition to the Enhanced SRP described above, unfunded supplemental executive retirement benefits in addition to any benefits received under the Company's qualified retirement plans. The supplemental benefit for each executive will be equal to the amount that would normally be paid under the Company's qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code and as if the executives were fully vested in the qualified retirement plan benefits. In the event of termination of employment "without cause," the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.

Severance Compensation Arrangements

     The Company has entered into severance compensation agreements with each of Messrs. Craig A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley. The agreements provide that if within 36 months following a change in control of the Company, the executive's employment is terminated either: (i) by the Company for other than cause or disability, or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times the aggregate of the highest base salary and the highest bonus received by such executive in any of the most recent five years. Also, in the event of a change in control, the exercisability of stock options and the vesting of performance shares held by such executives will be accelerated.

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

Compensation Committee Interlocks And Insider Participation

     During 2001, the members of the Board's Compensation Committee were Messrs. John C. Fontaine, William R. Hampshire, John P. O'Brien and Stuart M. Schreiber. Mr. Hampshire served as President and Chief Operating Officer of Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation and a subsidiary of the Company) from April 1992 through January 1993.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of April 22, 2002 (except as otherwise noted) by (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table under Item 11 above and (iv) all directors and executive officers of the Company as a group. All of the issued and outstanding shares of the Company's convertible preferred stock are held by Glencore International AG, as set forth more fully in footnote 2 below.

                                                                        Amount and Nature of
Name of Beneficial Owner                                               Beneficial Ownership(1)    Percentage of Class
------------------------                                               -----------------------    -------------------
Glencore International AG......................................              9,320,089(2)               42.5
FMR Group......................................................              1,791,250(3)                8.7
Dimensional Fund Advisors Inc..................................              1,372,300(4)                6.7
DePrince, Race & Zollo, Inc....................................              1,214,425(5)                5.9
David W. Beckley...............................................                116,813(6)                 *
Roman A. Bninski...............................................                 18,500(7)                 *
Craig A. Davis.................................................                322,738(8)                1.6
John C. Fontaine...............................................                 18,750(9)                 *
E. Jack Gates..................................................                  9,518(10)                *
William R. Hampshire...........................................                 15,400(11)                *
Gerald J. Kitchen..............................................                138,499(12)                *
Gerald A. Meyers...............................................                195,356(13)                *
John P. O'Brien................................................                 11,666(14)                *
Stuart M. Schreiber............................................                 14,000(15)                *
Willy R. Strothotte............................................                 18,500(16)                *
All directors and executive officers as a group (14 persons)...                949,435(17)               4.5

----------
*    Less than one percent.

(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2) Based on information set forth in a Schedule 13D filing dated April 12, 2001, Glencore International AG beneficially owns such shares through affiliates, including Glencore AG, which directly owns 9,320,089 shares, including 7,925,000 shares of common stock and 500,000 shares of Century's convertible preferred stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is convertible at any time, at the option of the holder, into 1,395,089 shares of Century common stock. The business address of each of Glencore International AG and Glencore AG is Baarermattstrasse 3, P.O. Box 555, CH 6341, Baar, Switzerland.

(3) Based upon information as of December 31, 2001 set forth in a Schedule 13G filing dated February 14, 2002, FMR Group has sole voting power with respect to 820,820 shares and sole investment power with respect to 1,791,250 shares. The business address of FMR Group is 82 Devonshire Street, Boston, Massachusetts 02109.

                                         (Footnotes continued on following page)

----------
(Footnotes continued from previous page)

(4) Based upon information as of December 31, 2001 set forth in a Schedule 13G filing dated February 12, 2002, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and investment power with respect to such shares. All of these shares are owned by advisory clients of Dimensional and Dimensional disclaims beneficial ownership of all such shares. The business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(5) Based upon information set forth in a Schedule 13G filing dated February 14, 2001, DePrince, Race & Zollo, Inc. ("DePrince"), an investment advisor, has sole voting and investment power with respect to such shares. The business address of DePrince is 201 S. Orange Ave., Suite 850, Orlando, Florida 32801.

(6)  Includes 80,000 shares which are subject to options presently exercisable.

(7)  Includes 18,500 shares which are subject to options presently exercisable.

(8) Includes 150,000 shares which are subject to options presently exercisable. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Davis is a director.

(9) Includes 250 shares owned jointly with Mr. Fontaine's wife. Also includes 18,500 shares which are subject to options presently exercisable.

(10) Includes 6,666 shares which are subject to options presently exercisable.

(11) Includes 2,500 shares which are subject to options presently exercisable. Also includes 5,400 shares owned by Mr. Hampshire's wife.

(12) Includes 61,666 shares which are subject to options presently exercisable.

(13) Includes 100,000 shares which are subject to options presently exercisable.

(14) Includes 6,666 shares which are subject to options presently exercisable.

(15) Includes 14,000 shares which are subject to options presently exercisable.

(16) Includes 18,500 shares which are subject to options presently exercisable. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Strothotte is the Chairman and Chief Executive Officer.

(17) Includes 493,666 shares which are subject to options presently exercisable. Excludes 9,320,089 shares beneficially owned by Glencore International AG.

Item 13. Certain Relationships and Related Transactions

     In 2001, the Company purchased primary aluminum and alumina from Glencore International AG and its subsidiaries (collectively, "Glencore"). Such purchases, which were made at market prices, aggregated $20.0 million in 2001. During 2001, the Company purchased approximately 46% of its alumina requirements for its interest in the Mt. Holly facility from Glencore under a supply contract which runs through January 31, 2008. In April 2001, the Company entered into two five-year contracts with Glencore pursuant to which Glencore agreed to supply the remaining 54% of the Company's alumina requirements at the Mt. Holly facility and all of the Company's alumina requirements at its Ravenswood facility beginning January 1, 2002. The Company's alumina purchases from Glencore in 2001 were arms'-length transactions made at market prices.

     The Company also sold primary aluminum to Glencore in 2001. Century is party to a contract to sell to Glencore approximately 110 million pounds of the Company's share of the primary aluminum produced at the Mt. Holly facility each year through December 31, 2009. For the year ended December 31, 2001, the Company sold Glencore $89.7 million of its share of the primary aluminum production at the Mt. Holly facility. Such sales constituted approximately 53% of the Company's total revenue from its interest in the Mt. Holly facility. In addition, the Company had forward delivery commitments to sell 25.5 million pounds of primary aluminum to Glencore at December 31, 2001. Including sales of the Mt. Holly facility production described above, sales to Glencore aggregated $111.5 million in 2001 or approximately 17% of the Company's total revenues. The Company's primary aluminum sales to Glencore in 2001 were arms'-length transactions made at market prices.

     As of December 31, 2001, the Company had outstanding forward financial sales contracts with Glencore for 232.5 million pounds of primary aluminum to hedge production in 2002 through 2003. Current accounting standards provide for cash flow hedge accounting treatment and the effective portion of the hedges are recorded on the balance sheet in accumulated other comprehensive income. As of December 31, 2001, the Company had recorded $8.3 million in other comprehensive income related to such contracts. The Company intends to continue to enter into hedging arrangements with Glencore in the future.

     On April 2, 2001, Century completed the acquisition of NSA, Ltd. ("NSA") and its 237,000 metric ton per year aluminum reduction facility in Hawesville, Kentucky (the "Hawesville facility") from Southwire Company ("Southwire"), a privately-held wire and cable manufacturing company based in Carrollton, Georgia (the "Acquisition"). The cash purchase price for the Acquisition was $466.8 million, plus the assumption of approximately $7.8 million in industrial revenue bonds (the "IRBs") related to the Hawesville Facility and is subject to adjustments for contingent considerations. In addition, Century may be required to pay to Southwire up to an aggregate maximum of $7.0 million if the price of primary aluminum on the London Metals Exchange exceeds specified levels during the seven years following the closing date. The purchase price for the Acquisition was determined through arms' length negotiations between Century and Southwire.

     Century financed a portion of the cash purchase price for the Acquisition with $25 million in proceeds from the sale to Glencore of 500,000 shares of the Company's Convertible Preferred Stock. The Convertible Preferred Stock was sold to Glencore pursuant to the terms of a Convertible Preferred Stock Purchase Agreement, dated as of March 30, 2001, between Century and Glencore. Each share of the Convertible Preferred Stock has a liquidation preference of $50 and is convertible at any time into Century common stock at a price of $17.92 per share. The price and terms of the Convertible Preferred Stock were determined through arms'-length negotiations between Century and Glencore.

     Concurrently with the closing of the Acquisition, Century effectively sold a 20% ownership interest in the Hawesville Facility and related rights to Glencore pursuant to the terms of an Asset Purchase Agreement, dated April 2, 2001, between Century and Glencore (the "Glencore Agreement"). Under the terms of the Glencore Agreement, Glencore's 20% ownership interest in the Hawesville Facility consists of (i) title to the recently added fifth potline at the Hawesville Facility, (ii) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than its four original potlines, and (iii) a 20% ownership interest in Century Aluminum of Kentucky LLC ("CAK"), a Delaware limited liability company which holds certain intangible assets relating to the operation of the Hawesville Facility (including the alumina and power supply contracts). Century retained an 80% interest in the Hawesville Facility which consists of (i) title to the original four potlines at the Hawesville Facility, (ii) an 80% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the fifth potline, and (iii) an 80% interest in CAK.

     The cash purchase price paid by Glencore to Century was $99.0 million. Glencore also assumed direct responsibility for a pro rata portion of the IRBs and a pro rata portion of any post-closing payments Century may be obligated to make to Southwire pursuant to the Company's agreement with Southwire. In addition, Glencore assumed responsibility for a pro rata portion of any liabilities and obligations with respect to the Hawesville Facility after closing and will share the benefit of the indemnities provided by Southwire pursuant to the Company's agreement with Southwire. The purchase price and terms were determined through arms'-length negotiations between the parties.

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

     Mr. Willy R. Strothotte, a director of the Company, is Chairman and Chief Executive Officer of Glencore International AG.

     Mr. Roman A. Bninski, a director of the Company, is a partner of Curtis, Mallet-Prevost, Colt & Mosle LLP, which furnishes legal services to the Company.

     Indebtedness of Management

     The Company sponsors a program whereby it offers full-recourse loans to its executives to pay their tax liability upon the award of stock grants or the vesting of performance shares (the "Tax Loans"). Each Tax Loan is secured by the vested or awarded shares which gave rise to the tax liability and must be repaid on the earlier of: (i) January 2, 2017 (the "Due Date"), (ii) on a pro rata basis, upon the sale of any shares securing the Tax Loan prior to the Due Date, or (iii) one hundred and twenty (120) days following the termination of the executive's employment. The Company pays the interest on the Tax Loan for each executive, which is equal to the applicable short-term federal funds rate, compounded semi-annually. During 2001, the following executives participated in the Company's Tax Loan program:

                                                           Maximum Aggregate Amount        Aggregate Tax Loans
Name                      Position                         of Tax Loans during 2001      Outstanding at 4/25/02
-------------------       ----------------------------     ------------------------      ----------------------
Gerald J. Kitchen         Executive Vice President,                  $390,000                     $390,000
                          General Counsel, Chief
                          Administrative Officer and
                          Secretary

Daniel J. Krofcheck       Vice President and Treasurer               $ 81,732                     $ 81,732

Peter C. McGuire          Vice President and Associate               $ 68,992                     $ 68,992
                          General Counsel

Steve Schneider           Vice President                             $  7,724                     $  7,724

     In addition, as part of the Company's relocation assistance program, the Company offers eligible employees full-recourse loans for the purpose of paying applicable relocation expenses, including expenses related to the purchase of a home. In 2001, Steve Schneider, a Vice President of the Company, obtained $345,000 in loans from the Company in connection with the commencement of his employment with the Company in July 2001. Of that total, $145,000 was in the form of a demand note which bore interest at six percent (6%) per annum, and which was repaid by Mr. Schneider in April 2002. The remaining $200,000 was in the form of a promissory note secured by a deed of trust on Mr. Schneider's home. The promissory note bears interest at a rate of six percent (6%) per annum until July 15, 2003, and thereafter at a rate of eight percent (8%) per annum. All unpaid principal and accrued interest due under the promissory note will be immediately due and payable upon the earlier of: (i) July 15, 2006, or (ii) the termination of Mr. Schneider's employment with the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTURY ALUMINUM COMPANY


                                      By:  /s/ GERALD A. MEYERS
                                          -------------------------------
                                          Gerald A. Meyers
                                          President and Chief Operating Officer

Dated: April 30, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

               Signature                               Title                          Date
               ---------                               -----                          ----
          /s/ CRAIG A. DAVIS                 Chairman and Chief Executive        April 30, 2002
       --------------------------            Officer
            Craig A. Davis


         /s/ GERALD J. KITCHEN               Executive Vice President,           April 30, 2002
       --------------------------            General Counsel, Chief
         Gerald J. Kitchen                   Administrative Officer and
                                             Secretary


         /s/ GERALD A. MEYERS                President, Chief Operating          April 30, 2002
       --------------------------            Officer and Director
           Gerald A. Meyers


                                             Executive Vice President and        April 30, 2002
         /s/ DAVID W. BECKLEY                Chief Financial Officer
       --------------------------            (Principal Financial Officer
           David W. Beckley                  and Principal Accounting Officer)


         /s/ WILLIAM R. HAMPSHIRE            Vice-Chairman                       April 30, 2002
       --------------------------
         William R. Hampshire


         /s/ ROMAN A. BNINSKI                Director                            April 30, 2002
       --------------------------
           Roman A. Bninski


         /s/ JOHN C. FONTAINE                Director                            April 30, 2002
       --------------------------
           John C. Fontaine


        /s/ WILLY R. STROTHOTTE              Director                            April 30, 2002
       --------------------------
          Willy R. Strothotte


        /s/ JOHN P. O'BRIEN                  Director                            April 30, 2002
       --------------------------
          John P. O'Brien