Form 10-Q
period 2002-03-31
CENTURY ALUMINUM CO
filed 2002-05-14
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002.

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

Yes |X| No |_|

      The registrant had 20,554,302 shares of common stock outstanding at April 30, 2002.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    March 31,  December 31,
                                                                                      2002         2001
                                                                                    --------   -----------
                                     ASSETS
Current Assets:
        Cash and cash equivalents ...............................................   $ 26,243     $ 13,388
        Accounts receivable, trade - net ........................................     49,659       48,710
        Due from affiliates .....................................................     22,274       19,767
        Inventories .............................................................     78,318       75,217
        Prepaid and other assets ................................................      4,133        3,573
                                                                                    --------     --------
               Total current assets .............................................    180,627      160,655
Property, Plant and Equipment - net .............................................    420,565      426,006
Intangible Asset - net ..........................................................    139,438      146,002
Due from Affiliates - Less current portion ......................................      4,719        8,364
Other Assets ....................................................................     35,710       35,679
                                                                                    --------     --------
               Total ............................................................   $781,059     $776,706
                                                                                    ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
        Accounts payable, trade .................................................   $ 35,646     $ 42,394
        Due to affiliates .......................................................     15,909        2,201
        Industrial revenue bonds ................................................      7,815        7,815
        Accrued and other current liabilities ...................................     41,915       34,065
        Accrued employee benefits costs - current portion .......................      8,001        7,800
                                                                                    --------     --------
               Total current liabilities ........................................    109,286       94,275
                                                                                    --------     --------

Long Term Debt - net ............................................................    321,543      321,446
Accrued Pension Benefits Costs - Less current portion ...........................      5,060        4,017
Accrued Postretirement Benefits Costs - Less current portion ....................     66,586       65,627
Other Liabilities ...............................................................      9,176       10,697
Deferred Taxes ..................................................................     36,257       39,542
                                                                                    --------     --------
               Total noncurrent liabilities .....................................    438,622      441,329
                                                                                    --------     --------

Minority Interest ...............................................................     22,605       23,917
Contingencies and Commitments (See Note 5)
Shareholders' Equity:
        Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding)     25,000       25,000

        Common stock (one cent par value, 50,000,000 shares authorized;
           20,553,635 and 20,513,287 shares outstanding at
           March 31, 2002 and December 31, 2001, respectively) ..................        206          205

        Additional paid-in capital ..............................................    168,953      168,414

        Accumulated other comprehensive income ..................................      4,576        6,752

        Retained earnings .......................................................     11,811       16,814
                                                                                    --------     --------
               Total shareholders' equity .......................................    210,546      217,185
                                                                                    --------     --------
               Total ............................................................   $781,059     $776,706
                                                                                    ========     ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                          ---------------------
                                                            2002        2001
                                                          ---------   ---------
NET SALES:
     Third-party customers ............................   $ 154,199   $  84,090
     Related parties ..................................      24,901      26,600
                                                          ---------   ---------
                                                            179,100     110,690
Cost of Goods Sold ....................................     171,792     102,228
                                                          ---------   ---------
Gross Profit ..........................................       7,308       8,462

Selling, General and Administrative Expenses ..........       4,177       3,591
                                                          ---------   ---------
Operating Income ......................................       3,131       4,871

Interest Expense ......................................     (10,259)        (83)
Interest Income .......................................          71         433
Other Income (Expense) ................................          30        (121)
Net Gain (Loss) on Forward Contracts ..................          --        (176)
                                                          ---------   ---------
Income (Loss) Before Income Taxes and Minority Interest      (7,027)      4,924

Income Tax Benefit (Expense) ..........................       2,246      (1,773)
                                                          ---------   ---------
Net Income (Loss) Before Minority Interest ............      (4,781)      3,151

Minority Interest .....................................       1,313          --
                                                          ---------   ---------
Net Income (Loss) .....................................      (3,468)      3,151

Preferred Dividends ...................................        (500)         --
                                                          ---------   ---------

Net Income (Loss) Available to Common Shareholders ....   $  (3,968)  $   3,151
                                                          =========   =========

EARNINGS (LOSS) PER COMMON SHARE:
     Basic ............................................   $   (0.19)  $    0.15
     Diluted ..........................................   $   (0.19)  $    0.15

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
     Basic ............................................      20,533      20,360
                                                          =========   =========
     Diluted ..........................................      20,533      20,401
                                                          =========   =========
DIVIDENDS PER COMMON SHARE ............................   $    0.05   $    0.05
                                                          =========   =========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           Three months ended
                                                                                March 31,
                                                                         --------------------
                                                                           2002        2001
                                                                         --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss) ................................................   $ (3,468)   $  3,151
    Adjustments to reconcile net income (loss) to net cash provided by
        (used in) operating activities:
           Depreciation and amortization .............................     14,075       2,986
           Deferred income taxes .....................................     (2,339)      1,774
           Pension and other postretirement benefits .................      2,202       1,110
           Inventory market adjustment ...............................     (1,473)        105
           Minority Interest .........................................     (1,313)
           Change in operating assets and liabilities:
                  Accounts receivable, trade - net ...................     (1,294)     (5,163)
                  Due from affiliates ................................       (285)      2,145
                  Inventories ........................................     (1,627)         75
                  Prepaids and other assets ..........................       (199)       (786)
                  Accounts payable, trade ............................     (6,748)     (6,357)
                  Due to affiliates ..................................     12,908         738
                  Accrued and other current liabilities ..............      9,663      (1,711)
                  Other - net ........................................       (303)       (207)
                                                                         --------    --------
           Net cash provided by (used in) operating activities .......     19,799      (2,140)
                                                                         --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment ........................     (5,918)     (2,803)
    Proceeds from sale of property, plant and equipment ..............         --          22
                                                                         --------    --------
           Net cash used in investing activities .....................     (5,918)     (2,781)
                                                                         --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends ........................................................     (1,026)     (1,022)
                                                                         --------    --------
           Net cash used in financing activities .....................     (1,026)     (1,022)
                                                                         --------    --------
NET INCREASE (DECREASE) IN CASH ......................................     12,855      (5,943)

CASH, BEGINNING OF PERIOD ............................................     13,388      32,962
                                                                         --------    --------
CASH, END OF PERIOD ..................................................   $ 26,243    $ 27,019
                                                                         ========    ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

1. General

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first three months of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. Inventories

        Inventories consist of the following:

                                                      March 31,     December 31,
                                                       2002            2001
                                                      -------         -------
             Raw materials .........................  $40,716         $36,686
             Work-in-process .......................   12,194          11,911
             Finished goods ........................    9,093          11,219
             Operating and other supplies ..........   16,315          15,401
                                                      -------         -------
                                                      $78,318         $75,217
                                                      =======         =======

      At March 31, 2002 and December 31, 2001, approximately 78% and 79% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. The excess of first-in, first-out ("FIFO") cost over LIFO cost (or market, if lower) of inventory was approximately $807 at March 31, 2002 and approximately $3,374 at December 31, 2001.

3. Intangible Asset

      The intangible asset consists of the power contract acquired in connection with the Hawesville acquisition. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year's expected annual benefit to the total as applied to the total recorded value of the power contract. As of March 31, 2002, the gross carrying amount of the intangible asset is $165,696 with accumulated amortization of $26,258. For the three months ended March 31, 2002, amortization expense for the intangible asset totaled $6,565. For the year ended December 31, 2002, estimated aggregate amortization expense for the intangible asset will be $26,258.

      Estimated Amortization Expense:

      For the year ended 12/31/03 .............................    $19,710
      For the year ended 12/31/04 .............................     12,448
      For the year ended 12/31/05 .............................     14,600
      For the year ended 12/31/06 .............................     12,914
      For the year ended 12/31/07 .............................     13,686

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

4. Debt

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. Payment obligations under the Notes are unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries") and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. The Company had unamortized bond discounts on the Notes of $3,457 and $3,554 at March 31, 2002 and December 31, 2001, respectively. The indenture governing the Notes contains customary covenants including limiting the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. If the Company does not generate sufficient cumulative earnings, as defined in the Company's loan agreements, it would be required to suspend dividend distributions on or before 2003. As of March 31, 2002, $6.7 million of retained earnings was available for payment of dividends. The Note guarantees will rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

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

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed IRBs in the aggregate principal amount of $7,815. Glencore has assumed a pro rata portion of that debt and will pay a pro rata portion of service costs of the IRBs through its investment in the Hawesville facility. The IRBs mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at March 31, 2002 was 1.80%. Interest is paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

result in liabilities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, is carrying out interim remediation measures at two sites identified in the RFI. The Company expects that it will complete work on these two sites by the end of 2002 and that the EPA will not require further work as a result of the RFI. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

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

      Under the terms of the Company's agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000.

      The Hawesville Facility has been listed on the National Priorities List under the federal Comprehensive Environmental Response, Compensation and Liability Act. On July 6, 2000, the EPA issued a final Record of Decision ("ROD") which details response actions to be implemented at

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,800 at March 31, 2002 and December 31, 2001, respectively. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

      Power Commitments

      The Company purchases all of the electricity requirements for the Ravenswood Facility from Ohio Power Company pursuant to a fixed price power supply agreement. That agreement expires on July 31, 2003. On May 3, 2002, the Company signed a new contract to purchase electric power for its Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company. The new agreement is effective August 1, 2003, when the Company's current power contract with Ohio Power expires. The new contract provides for purchase of power at competitive rates under a GS-4 schedule approved by the Public Utilities Commission of Ohio. The GS-4 schedule is due to expire on December 31, 2005.

      The Company is subject to losses associated with equipment shutdowns, caused by the loss or interruption of electrical power, as well as by labor shortages and catastrophic events. Power interruptions may have a material adverse effect on the Company's business because it uses large amounts of electricity in the primary aluminum production process. Any loss of power which causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, significant losses can occur if the pots are damaged and require repair or replacement, a process that could limit or shut down the Company's production operations for a significant period of time. Certain shutdowns not covered by insurance could be a default under the revolving credit facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

      Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, Century maintains insurance to cover losses resulting from damage to the Company's power suppliers' facilities, or transmission lines that would cause an interruption of the power supply to the Company's facilities. This insurance contains large deductibles and self-insured amounts and does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. Century renewed its property and business interruption insurance policies in April 2002 for one year. As expected, premiums increased significantly and the policies contain much higher deductibles and self-insured amounts.

      Labor Commitments

      Century of West Virginia's hourly employees, which comprise 39% of the Company's workforce, are represented by the USWA and are currently working under a four-year labor agreement that would have expired May 31, 2003. On March, 8, 2002, the labor agreement was extended through May 31, 2006.

6. Forward Delivery Contracts and Financial Instruments

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

      Concurrent with the Company's purchase of an additional 23% interest in the Mt. Holly facility from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices of the Glencore Metal Agreement through December 31, 2001 were determined by a market-based formula while the remaining eight years are at a fixed price as defined in the agreement.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
371.1 million pounds and 377.1 million pounds of primary aluminum at March 31, 2002 and December 31, 2001, respectively. Of these forward delivery contracts,
23.0 million pounds and 25.5 million pounds at March 31, 2002 and December 31, 2001, respectively, were with the Glencore Group.

      The Company was party to a long-term supply agreement to purchase alumina through the end of 2001. Beginning on January 1, 2002, that agreement was replaced by new long-term alumina supply agreements with Glencore which terminate on December 31, 2006. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of NSA, the Company assumed an alumina supply agreement with Kaiser. That agreement expires in 2005 and is a variable-priced market-based contract. The Company has received assurances from Kaiser management that Kaiser will continue to perform under this alumina supply agreement, and the Company is seeking to have the contract assumed through the bankruptcy process, but there can be no assurance the Company will be successful.

      To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At March 31, 2002 and December 31, 2001, the Company had financial instruments, primarily with the Glencore Group, for 220.7 million pounds and 248.8 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2002 through 2003. The Company had no fixed price financial purchase contracts to purchase aluminum at March 31, 2002. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2002 and December 31, 2001, the Company had financial instruments for 2.7 million and 3.1 million DTH (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2002 through 2005. Based on the fair value of the Company's financial instruments as of March 31, 2002, accumulated other comprehensive income of $1,924 is expected to be reclassified to earnings over the next twelve month period.

      The forward financial sales and purchase contracts are subject to the risk of non-performance by the counterparties. However, the Company only enters into forward financial contracts with counterparties it determines to be creditworthy. If any counterparty failed to perform according to

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

the terms of the contract, the accounting impact would be limited to the difference between the nominal value of the contract and the market value on the date of settlement.

7. Supplemental Cash Flow Information

                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
                                                           2002        2001
                                                          ------      ------
      Cash paid for:
            Interest ..............................        $ 28        $  1
            Income taxes ..........................          --         282
      Cash received for:
              Interest ............................          71         433
              Income tax refunds ..................        $110        $ 30

8. Acquisitions

      Effective April 1, 2001, the Company completed the acquisition of Hawesville facility. The following table represents the unaudited pro forma results of operations for the three months ended March 31, 2001 assuming the acquisition occurred on January 1, 2001. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

                                                              Three months ended
                                                                    March 31,
                                                                      2001
                                                              ------------------
                                                                  (unaudited)

      Net sales ............................................       $196,614
      Net income ...........................................          2,426
      Net income available to common shareholders ..........          1,926
      Earnings per share ...................................       $   0.09

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

9. New Accounting Standards

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. Effective January 1, 2002, the Company adopted SFAS No. 141. There have been no business acquisitions since the effective date of SFAS No. 141.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. There was no impact on the Company's Balance Sheet or Statement of Operations from the adoption of SFAS No. 142.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." Effective January 1, 2002, the Company adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The provisions of this standard are generally to be applied prospectively.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing the details of this standard and is developing a plan for implementation.

10. Comprehensive Income

                                                                   Three months ended
                                                                       March 31,
                                                                      2002      2001
                                                                   ------------------
      Net Income (Loss) .........................................   $(3,468)   $3,151
      Other Comprehensive Income (Loss):
            Net unrealized gain (loss) on financial instruments,
            net of tax of $539 and $(2,114), respectively .......      (992)    3,757
            Net amount reclassified to income, net of tax of $651
            and $0, respectively ................................    (1,184)       --
                                                                    -------    ------
      Comprehensive income (loss) ...............................   $(5,644)   $6,908
                                                                    =======    ======

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

11. Consolidating Condensed Financial Information

      The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). Condensed consolidating financial information was not provided for the periods prior to the acquisition because: (i) Century Aluminum Company has no independent assets or operations, (ii) the guarantees are full and unconditional and joint and several, and (iii) for those periods, any subsidiaries of the Company other than the subsidiary guarantors were minor. As of March 31, 2002, as a result of the acquisition of the Hawesville facility, Century indirectly holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC") and as such consolidates 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as "Minority Interest". LLC (the "Non-Guarantor Subsidiary") has not guaranteed the Exchange Notes, and the Company has not caused its indirect equity interests in the LLC to be pledged as collateral for the Exchange Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Exchange Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the three months ended March 31, 2002, the Company allocated total corporate expenses of $2.2 million to its subsidiaries. Additionally, the Company charges interest on certain intercompany balances.

      Because the LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville facility. The Exchange Notes contain customary covenants limiting the ability of both the Company and the Guarantor Subsidiaries, to pay dividends, incur additional debt, make investments, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

      The following summarized condensed consolidating financial information as of and for the three months ended March 31, 2002 and condensed consolidating balance sheet as of December 31, 2001 presents separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 2001

                                           Combined        Combined               Reclassification
                                          Guarantor     Non-Guarantor      The           and
                                         Subsidiaries    Subsidiaries    Company    Eliminations       Consolidated
                                         ------------    ------------    -------    ------------       ------------
Assets:
Cash and cash equivalents .............   $   1,020       $      --       $ 12,368   $      --          $ 13,388
Accounts receivables, net .............      48,365              --            345          --            48,710
Due from affiliates ...................      50,722             838        366,855    (398,648)           19,767
Inventory .............................      46,649          28,568             --          --            75,217
Other current assets ..................       7,395              98          1,329      (5,249)            3,573
                                          ---------       ---------       --------   ---------          --------
       Total current assets ...........     154,151          29,504        380,897    (403,897)          160,655
Investment in subsidiaries ............      95,670              --        208,419    (304,089)               --
Property, plant and equipment, net ....     424,653             878            475          --           426,006
Intangible asset ......................          --         146,002             --          --           146,002
Due from affiliates - Less current
portion ...............................       8,364              --             --          --             8,364
Other non-current assets ..............      20,467           1,674         16,784      (3,246)           35,679
                                          ---------       ---------       --------   ---------          --------
        Total assets ..................   $ 703,305       $ 178,058       $606,575   $(711,232)         $776,706
                                          =========       =========       ========   =========          ========

Liabilities and shareholders' equity:
Accounts payable, trade ...............   $  19,922       $  22,472       $     --   $      --          $ 42,394
Due to affiliates .....................     351,690           1,998         47,089    (398,576)            2,201
Industrial revenue bonds ..............          --           7,815             --          --             7,815
Accrued and other current liabilities .      16,437           5,269         17,680      (5,321)           34,065
Accrued employee benefits costs -
current portion .......................       7,653             147             --          --             7,800
                                          ---------       ---------       --------   ---------          --------
       Total current liabilities ......     395,702          37,701         64,769    (403,897)           94,275

Long term debt - net ..................          --              --        321,446          --           321,446
Accrued Pension benefits Costs - less
current portion .......................       1,555              --          2,462          --             4,017
Accrued Postretirement Benefits Costs -
less current portion ..................      45,008          20,619             --          --            65,627
Other liabilities .....................       9,833             151            713          --            10,697
Deferred taxes ........................      42,788              --             --      (3,246)           39,542
                                          ---------       ---------       --------   ---------          --------
       Total non-current liabilities ..      99,184          20,770        324,621      (3,246)          441,329
Minority interest .....................          --              --             --      23,917            23,917

Shareholders' Equity:
Convertible preferred stock ...........          --              --         25,000          --            25,000
Common stock ..........................          59              --            205         (59)              205
Additional paid-in capital ............     226,996         139,281        168,414    (366,277)          168,414
Accumulated other comprehensive income        6,752              --          6,752      (6,752)            6,752
Retained earnings .....................     (25,388)        (19,694)        16,814      45,082            16,814
                                          ---------       ---------       --------   ---------          --------
       Total shareholders' equity .....     208,419         119,587        217,185    (328,006)          217,185
                                          ---------       ---------       --------   ---------          --------
       Total liabilities and equity ...   $ 703,305       $ 178,058       $606,575   $(711,232)         $776,706
                                          =========       =========       ========   =========          ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              As of March 31, 2002

                                                        Combined       Combined
                                                        Guarantor    Non-Guarantor      The       Reclassifications
                                                      Subsidiaries    Subsidiaries    Company     and Eliminations    Consolidated
                                                      ------------    ------------    -------     ----------------    ------------
Assets:
Cash and cash equivalents ..........................    $   3,413      $      --      $ 22,830        $      --         $ 26,243
Accounts receivables, net ..........................       49,633             26            --               --           49,659
Due from affiliates ................................       65,395          9,185       361,839         (414,145)          22,274
Inventory ..........................................       58,171         20,147            --               --           78,318
Other current assets ...............................        7,203            674         1,505           (5,249)           4,133
                                                        ---------        -------      --------        ---------         --------
          Total current assets .....................      183,815         30,032       386,174         (419,394)         180,627
Investment in subsidiaries .........................       90,419             --       203,111         (293,530)              --
Property, plant and equipment, net .................      418,435          1,712           418               --          420,565
Intangible asset ...................................           --        139,438            --               --          139,438
Due from affiliates - Less current portion .........        4,719             --            --               --            4,719
Other non-current assets ...........................       20,192          1,674        17,090           (3,246)          35,710
                                                        ---------      ---------      --------        ---------         --------
          Total assets .............................    $ 717,580      $ 172,856      $606,793        $(716,170)        $781,059
                                                        =========      =========      ========        =========         ========

Liabilities and shareholders' equity:
Accounts payable, trade ............................    $  12,530      $  24,708      $     --        $  (1,592)        $ 35,646
Due to affiliates ..................................      383,144             --        45,254         (412,489)          15,909
Industrial revenue bonds ...........................           --          7,815            --               --            7,815
Accrued and other current liabilities ..............       15,121          5,546        26,563           (5,315)          41,915
Accrued employee benefits costs - current portion ..        7,653            348            --               --            8,001
                                                        ---------      ---------      --------        ---------         --------
          Total current liabilities ................      418,448         38,417        71,817         (419,396)         109,286
Long term debt - net ...............................           --             --       321,543               --          321,543
Accrued Pension benefits Costs
   - less current portion ....... ..................        1,539            634         2,887               --            5,060
Accrued Postretirement Benefits Costs
   - less current portion ..........................       46,100         20,486            --               --           66,586
Other liabilities ..................................        8,879            297            --               --            9,176
Deferred taxes .....................................       39,503             --            --           (3,246)          36,257
                                                        ---------      ---------      --------        ---------         --------
          Total non-current liabilities ............       96,021         21,417       324,430           (3,246)         438,622

Minority interest ..................................           --             --            --           22,605           22,605

Shareholders' Equity:

Convertible preferred stock ........................           --             --        25,000               --           25,000
Common stock .......................................           59             --           206              (59)             206
Additional paid-in capital .........................      226,998        139,281       168,953         (366,279)         168,953
Accumulated other comprehensive income .............        4,576             --         4,576           (4,576)           4,576
Retained earnings ..................................      (28,522)       (26,259)       11,811           54,781           11,811
                                                        ---------      ---------      --------        ---------         --------
          Total shareholders' equity ...............      203,111        113,022       210,546         (316,133)         210,546
                                                        ---------      ---------      --------        ---------         --------
          Total liabilities and equity .............    $ 717,580      $ 172,856      $606,793        $(716,170)        $781,059
                                                        =========      =========      ========        =========         ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended March 31, 2002

                                                        Combined       Combined                   Reclassifications
                                                        Guarantor   Non-Guarantor       The             and
                                                      Subsidiaries   Subsidiaries     Company      Eliminations      Consolidated
                                                      ------------  -------------     -------     ----------------    ------------
Net sales:
      Third-party customers ........................    $ 154,199      $    --        $    --        $      --          $ 154,199
      Related parties ..............................       24,901           --             --               --             24,901
                                                        ---------      -------        -------        ---------          ---------
                                                          179,100           --             --               --            179,100

Cost of goods sold .................................      165,228       62,987             --          (56,423)           171,792
Reimbursement from owners ..........................           --      (56,466)            --           56,466                 --
                                                        ---------      -------        -------        ---------          ---------
Gross profit (loss) ................................       13,872       (6,521)            --              (43)             7,308
Selling, general and administrative expenses .......        4,177           --             --               --              4,177
                                                        ---------      -------        -------        ---------          ---------
Operating income (loss) ............................        9,695       (6,521)            --              (43)             3,131
Interest income (expense), net .....................      (10,188)         (33)            --               33            (10,188)
Other income (expense), net ........................           30          (11)            --               11                 30
                                                        ---------      -------        -------        ---------          ---------
Income (loss) before taxes and minority interest ...         (463)      (6,565)            --                1             (7,027)
Income tax (expense) benefit .......................          250           --             --            1,996              2,246
                                                        ---------      -------        -------        ---------          ---------
Net income (loss) before minority interest .........         (213)      (6,565)            --            1,997             (4,781)
Minority interest ..................................           --           --             --            1,313              1,313
Equity earnings (loss) of subsidiaries .............       (3,255)          --         (3,468)           6,723                 --
                                                        ---------      -------        -------        ---------          ---------
Net income (loss) ..................................    $  (3,468)     $(6,565)       $(3,468)       $  10,033          $  (3,468)
                                                        =========      =======        =======        =========          =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                Three Month Periods Ended March 31, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    For the Three Months Ended March 31, 2002

                                                             Combined       Combined               Reclassifications
                                                             Guarantor    Non-guarantor    The          and
                                                           Subsidiaries   Subsidiaries   Company     Eliminations     Consolidated
                                                           ------------   ------------   --------  -----------------  ------------
Net cash provided by (used in) operating activities ....    $ 18,000        $ 1,799      $     --       $     --        $ 19,799
                                                            --------        -------      --------       --------        --------
Investing activities:
   Purchase of property, plant and equipment, net ......      (5,082)          (836)           --             --          (5,918)
                                                            --------        -------      --------       --------        --------
   Net cash provided by (used in) investing activities .      (5,082)          (836)           --             --          (5,918)
                                                            --------        -------      --------       --------        --------

Financing activities:
   Dividends ...........................................          --             --        (1,026)            --          (1,026)
   Intercompany transactions ...........................     (10,525)          (963)       11,488             --              --
                                                            --------        -------      --------       --------        --------
Net cash provided by (used in) financing activities ....     (10,525)          (963)      (10,462)            --          (1,026)
                                                            --------        -------      --------       --------        --------
Net increase (decrease) in cash ........................       2,393             --        10,462             --          12,855
Cash, beginning of period ..............................       1,020             --        12,368             --          13,388
                                                            --------        -------      --------       --------        --------
Cash, end of period ....................................    $  3,413        $    --      $ 22,830       $     --        $ 26,243
                                                            ========        =======      ========       ========        ========

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, environmental matters and liquidity under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations," "Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk" and "Part II, Item 1 Legal Proceedings." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are general economic and business conditions, changes in demand for the Company's products and services or the products of the Company's customers, fixed asset utilization, competition, the risk of technological changes and the Company's competitors developing more competitive technologies, the Company's dependence on certain important customers, the availability and terms of needed capital, risks of loss from environmental liabilities, and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following information should be read in conjunction with the Company's 2001 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following discussion reflects Century's historical results of operations, which do not include results for the Company's 80% interest in the Hawesville facility until it was acquired in April 2001.

      Century's financial highlights include (in thousands, except per share data):

                                                          Three months ended
                                                                March 31,
                                                       -------------------------
                                                          2002            2001
                                                       ---------        --------
      Net sales
         Third-party customers .................       $ 154,199        $ 84,090
         Related party customers ...............          24,901          26,600
                                                       ---------        --------
      Total ....................................       $ 179,100        $110,690
                                                       =========        ========

      Net income (loss) ........................       $  (3,468)       $  3,151
      Net income (loss) available
        to common shareholders .................       $  (3,968)       $  3,151
      Earnings (loss) per share - basic ........       $   (0.19)       $   0.15

      Net sales. Net sales for the three months ended March 31, 2002 increased $68.4 million or 61.8% to $179.1 million from $110.7 million for the same period in 2001. This increase was primarily the result of increased volumes, primarily from the Hawesville facility, of $76.2 million, which was partially offset by $7.8 million due to declining market prices for primary aluminum.

      Gross profit. Gross profit for the three months ended March 31, 2002 decreased $1.2 million to $7.3 million from $8.5 million for the three months ended March 31, 2001. The decrease was primarily the result of lower market prices for primary aluminum, of $7.8 million, and was partially offset by a $1.5 million lower of cost or market inventory reversal and by additional gross margins on increased sales volume and reduced raw material costs.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2002 increased $0.6 million to $4.2 million from $3.6 million for the three months ended March 31, 2001. Selling, general and administrative expenses as a percentage of revenue decreased to 2.3% for the three months ended March 31, 2002 from 3.2% for the three months ended March 31, 2001.

      Operating income or loss. Operating income for the three months ended March 31, 2002 decreased $1.8 million to $3.1 million from $4.9 million for the three months ended March 31, 2001. Changes in operating income are primarily a result of changes in gross profit and increases in selling, general and administrative expenses, as discussed above.

      Interest Expense. Interest expense during the three months ended March 31, 2002 increased $10.2 million to $10.3 million from $0.1 million for the three months ended March 31, 2001. The change in interest expense was a result of the borrowings required to fund the Hawesville acquisition in April 2001.

      Interest Income. Interest income during the three months ended March 31, 2002 decreased $362 thousand to $71 thousand from $433 thousand. The change in interest was a result of using available cash to fund the Hawesville acquisition in April 2001.

      Net Gains/Losses on Forward Contracts. For the three months ended March 31, 2002 the Company recorded no gain or loss on forward contracts. For the three months ended March 31, 2001 the Company recorded a loss of $0.2 million.

      Tax Provision/Benefit. Income tax benefit for the three months ended March 31, 2002 increased $4.0 million to $2.2 million from an expense of $1.8 million for the three months ended March 31, 2001. The change in income taxes was a result of a pre-tax loss in the three months ended March 31, 2002 compared to pre-tax income in the three months ended March 31, 2001.

      Net Income or loss before Minority Interest. The Company had a net loss before minority interest of $4.8 million during the three months ended March 31, 2002 compared to net income of $3.2 million for the three months ended March 31, 2001. Net income or loss before minority interest decreased for the reasons discussed above.

      Minority Interest. Minority Interest reflects Glencore's interest in the net operating results of Century Aluminum of Kentucky, LLC, the limited liability company which holds the power contract for the Hawesville facility, which consists of amortization of the power contract.

      Net Income or loss. The Company had a net loss of $3.5 million during the three months ended March 31, 2002 compared to net income of $3.2 million for the three months ended March 31, 2001. Net income or loss decreased for the reasons discussed above.

      Liquidity and Capital Resources

      The Company's statements of cash flows for the three months ended March 31, 2002 and 2001 are summarized below (dollars in thousands):

                                                           Three months ended
                                                                March 31,
                                                           2002         2001
                                                         --------      -------
      Net cash from (used in) operating activities ...   $ 19,799      $(2,140)
      Net cash used in investing activities ..........     (5,918)      (2,781)
      Net cash used in financing activities ..........     (1,026)      (1,022)
                                                         ---------------------
      Increase (decrease) in cash ....................   $ 12,855      $(5,943)
                                                         =====================

      Operating activities generated $19.8 million during the first three months of 2002 primarily as a result of operating cash flow from the Hawesville operations. Operating activities used $2.1 million in net cash during the first three months of 2001 due to increases in the accounts receivable and reductions in trade payables.

      The Company's net cash used for investing activities was $5.9 million during the first three months of 2002. The cash was used for capital expenditures to purchase, modernize, and/or upgrade production equipment, maintain facilities and comply with environmental regulations. The Company's net cash used in investing activities, for capital expenditures was $2.8 million during the first three months of 2001.

      Net cash used in financing activities was used to fund common stock dividend payments.

Environmental Expenditures and Other Contingencies

      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.8 million at March 31, 2002 and December 31, 2001. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 5 of the financial statements contained herein.

New Accounting Standards

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing the details of this standard and is developing a plan for implementation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

      The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company's aluminum sales contracts. The Company's risk management activities do not include trading or speculative transactions. Although the Company has not materially participated in the purchase of call or put options, in cases where Century sells forward primary aluminum, it may purchase call options to benefit from price increases, which are significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

      The Company was party to a long-term supply agreement to purchase alumina through the end of 2001. Beginning January 2, 2002, that agreement was replaced by new long-term supply agreements with Glencore that extend through 2006. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. This alumina supply agreement terminates in 2008. As part of its Hawesville acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract.

      At March 31, 2002, the Company had entered into 220.7 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2002 and 2003. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2002, the Company had financial instruments for 2.7 million DTH (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2002 through 2005.

      On a hypothetical basis a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.4 million after tax, respectively, on accumulated other comprehensive income for the three months ended

March 31, 2002 as a result of the forward primary aluminum financial sale contracts entered into by the Company at March 31, 2002.

      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.9 million after tax, respectively, on accumulated other comprehensive income for the three months ended March 31, 2002 as a result of the forward natural gas financial purchase contracts entered into by the Company at March 31, 2002.

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

Interest Rates

      Interest Rate Risk. The Company's primary debt obligations are the outstanding Exchange Notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Exchange Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At March 31, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

            The following exhibits are filed with this report on Form 10-Q:

   Exhibit
    Number                              Description
-------------     --------------------------------------------------------------
      10.1        Employment Agreement between Century Aluminum Company and
                  Craig A. Davis

      10.2 Employment Agreement between Century Aluminum Company and Gerald A. Meyers

      10.3 Employment Agreement between Century Aluminum Company and Gerald J. Kitchen

      10.4 Employment Agreement between Century Aluminum Company and David W. Beckley

      10.5        Century Aluminum Company Supplement Retirement Income Benefit
                  Plan

      10.6* Alumina Supply Agreement, dated as of January 1, 2001, between Century Aluminum of West Virginia, Inc. and Glencore Ltd.

      10.7* Alumina Supply Agreement, dated as of January 1, 2001, between Berkeley Aluminum, Inc. and Glencore Ltd.

      10.8 Extension of Labor Agreement, dated February 21, 2002, between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO-CLC.

*Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

      (b)   Reports on Form 8-K -- None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Century Aluminum Company


        Date:  May 14, 2002         By:               /s/ Craig A. Davis
               ------------                    --------------------------------
                                                        Craig A. Davis
                                               Chairman/Chief Executive Officer


        Date:  May 14, 2002         By:              /s/ David W. Beckley
               ------------                    --------------------------------
                                                         David W. Beckley
                                                     Executive Vice-President/
                                                      Chief Financial Officer

                                  Exhibit Index

   Exhibit
    Number                              Description
-------------     --------------------------------------------------------------

      10.1 Employment Agreement between Century Aluminum Company and Craig A. Davis

      10.2 Employment Agreement between Century Aluminum Company and Gerald A. Meyers

      10.3 Employment Agreement between Century Aluminum Company and Gerald J. Kitchen

      10.4 Employment Agreement between Century Aluminum Company and David W. Beckley

      10.5        Century Aluminum Company Supplement Retirement Income Benefit
                  Plan

      10.6* Alumina Supply Agreement, dated as of January 1, 2001, between Century Aluminum of West Virginia, Inc. and Glencore Ltd.

      10.7* Alumina Supply Agreement, dated as of January 1, 2001, between Berkeley Aluminum, Inc. and Glencore Ltd.

      10.8 Extension of Labor Agreement, dated February 21, 2002, between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO-CLC.

*Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.