Form 10-K/A
period 2001-12-31
CENTURY ALUMINUM CO
filed 2002-06-04
CIK 949157

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

            (Mark One)

        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         COMMISSION FILE NUMBER 0-27918

                                    -------

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

DOCUMENTS INCORPORATED BY REFERENCE:  None.

================================================================================

EXPLANATORY NOTE: This Amendment No. 2 on Form 10-K/A to Century Aluminum Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, amends and restates in its entirety the information provided under: (i)
Part III, Item 11 in Amendment No. 1 on Form 10-K/A, as filed with the Securities and Exchange Commission (the "SEC") on April 30, 2002, and (ii) Part IV, Item 14 on Form 10-K as filed with the SEC on March 27, 2002. Item 11 has been amended to correct the number of performance shares and estimated future common stock payouts for each Named Executive Officer for the three-year period from 2002 through 2004, as set forth in the "Long-Term Incentive Plan Awards Table" included therein. Item 14 has been amended for the purpose of filing an updated Exhibit 10.26, to reflect the current "Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines," as amended by the board of directors of Century Aluminum Company in December 2001.

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


                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                              ANNUAL COMPENSATION                 AWARDS/PAYOUTS
                                        -----------------------------------       --------------
                                                                     OTHER
                                                                     ANNUAL
                                                                     COMPEN-                            ALL OTHER
   NAME AND PRINCIPAL                                                SATION      RESTRICTED STOCK      COMPENSATION
   POSITION                    YEAR     SALARY ($)    BONUS ($)      ($)(1)       AWARDS ($)(2)           ($)(3)
   --------                    ----     ----------    ---------      ------       -------------           ------
   Craig A. Davis              2001      $ 695,179   $ 486,000         -0-             -0-              $   6,120
     Chairman and Chief        2000      $ 651,598   $ 540,000         -0-             -0-              $  16,975
     Executive Officer         1999      $ 615,442   $ 800,000         -0-             -0-              $   8,442

   Gerald A. Meyers            2001      $ 312,689   $ 157,500     $ 31,038            -0-              $   7,925
     President and Chief       2000      $ 294,812   $ 175,000         -0-             -0-              $   9,984
     Operating Officer         1999      $ 278,829   $ 350,000         -0-             -0-              $   7,165

                                             (Table continued on following page)
--------------------------------------------------------------------------------

----------------------
(Table continued from previous page)


                                                                                    LONG-TERM
                                                                                   COMPENSATION
                                              ANNUAL COMPENSATION                 AWARDS/PAYOUTS
                                        -----------------------------------       --------------
                                                                     OTHER
                                                                     ANNUAL
                                                                     COMPEN-                            ALL OTHER
   NAME AND PRINCIPAL                                                SATION      RESTRICTED STOCK      COMPENSATION
   POSITION                    YEAR     SALARY ($)    BONUS ($)      ($)(1)       AWARDS ($)(2)           ($)(3)
   --------                    ----     ----------    ---------      ------       -------------           ------

   Gerald J. Kitchen           2001      $ 248,939   $ 122,500     $ 25,586            -0-              $   9,585
     Executive Vice            2000      $ 233,683   $ 136,000         -0-             -0-              $  13,218
     President, General        1999      $ 221,064   $ 285,000         -0-             -0-              $   6,888
     Counsel, Chief
     Administrative
     Officer and
     Secretary

   David W. Beckley            2001      $ 246,720   $ 121,250     $ 25,589            -0-              $   9,920
     Executive Vice            2000      $ 231,855   $ 134,500     $ 21,267            -0-              $   8,950
     President and Chief       1999      $ 220,611   $ 165,000         -0-             -0-              $   6,888
     Financial Officer

   E. Jack Gates               2001      $ 182,292   $ 129,914(4)      -0-             -0-              $  82,456
     Vice President            2000      $ 12,329(5)     -0-           -0-             -0-                   -0-

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

                                              NUMBER OF SHARES
                                       UNDERLYING UNEXERCISED OPTIONS      VALUE OF UNEXERCISED OPTIONS
                                         AT DECEMBER 31, 2001 (#)(1)        AT DECEMBER 31, 2001 ($)(2)
                                        -----------------------------      -----------------------------
NAME                                    EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
----                                    -----------     -------------      -----------     -------------
Craig A. Davis                            150,000             0              $54,000             --
Gerald A. Meyers                          100,000             0              $36,000             --
Gerald J. Kitchen                          61,666             0              $22,200             --
David W. Beckley                           80,000             0              $28,800             --
E. Jack Gates                               6,666           13,334           $42,062          $84,138

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

(2) Value is calculated by multiplying: (i) the amount by which the option exercise price is less than $13.36, the last reported sale price of the Company's common stock on the NASDAQ National Market on December 31, 2001, by (ii) the number of shares underlying the respective options.

        Long-Term Incentive Plan Awards Table

        The following table sets forth information with respect to performance shares awarded to Messrs. Craig A. Davis, Gerald A. Meyers, Gerald J. Kitchen, David W. Beckley and E. Jack Gates under the Company's 1996 Stock Incentive Plan (the "Plan"). In accordance with guidelines adopted under the Plan, performance shares were awarded for 1998, the two-year period from 1998 through 1999, and thereafter, for rolling three-year periods beginning with 1998 through 2000. Because the earnings before taxes targets established for the two-year period ending in 1999 and the three-year periods ending in 2000 and 2001 were not met, all of the performance shares for those periods were forfeited. In 2001, the Board of Directors approved an amendment to the guidelines under the Plan that expanded the scope of the Company's performance targets to include, in addition to the achievement of financial targets, achievement of specific operating targets and long-term strategic targets (collectively, the "Award Targets"). The new performance guidelines were implemented beginning with the three-year period 2001 through 2003.

             LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                               PERFORMANCE OR             ESTIMATED FUTURE COMMON STOCK PAYOUTS
                                                OTHER PERIOD                UNDER NON-STOCK PRICE-BASED PLANS
                               PERFORMANCE      MATURATION OR      ----------------------------------------------------
             NAME             SHARES (#)(1)        PAYOUT          THRESHOLD (#)     TARGET (#)(4)(5)    MAXIMUM (#)(5)
             ----             -------------        ------          -------------     ----------------    --------------
    Craig A. Davis                  -0-           2000-2002(2)          --                --                 --
                                  73,686          2001-2003             -0-             73,686            110,529
                                  58,909          2002-2004             -0-             58,909             73,636


                                             (Table continued on following page)

----------------------
(Table continued from previous page)

                                               PERFORMANCE OR             ESTIMATED FUTURE COMMON STOCK PAYOUTS
                                                OTHER PERIOD                UNDER NON-STOCK PRICE-BASED PLANS
                               PERFORMANCE      MATURATION OR      ----------------------------------------------------
             NAME             SHARES (#)(1)        PAYOUT          THRESHOLD (#)     TARGET (#)(4)(5)    MAXIMUM (#)(5)
                                                                   -------------     ----------------    --------------

    Gerald A. Meyers                -0-           2000-2002(2)          --                --                 --
                                  32,440          2001-2003             -0-             32,440             48,660
                                  25,166          2002-2004             -0-             25,166             31,458

    Gerald J. Kitchen               -0-           2000-2002(2)          --                --                 --
                                  19,765          2001-2003             -0-             19,765             29,618
                                  15,586          2002-2004             -0-             15,586             19,483


    David W. Beckley                -0-           2000-2002(2)          --                --                 --
                                  19,564          2001-2003             -0-             19,564             29,618
                                  15,420          2002-2004             -0-             15,420             19,275

    E. Jack Gates                  5,102          2000-2002            2,551(3)          5,102              7,653
                                  11,170          2001-2003             -0-             11,170             16,755
                                   9,502          2002-2004             -0-              9,502             11,878

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

(3) For Mr. Gates, the threshold payouts represent the minimum number of shares that will vest during the three-year period from 2000 through 2002 if the Company meets a minimum percentage of a target level of earnings before taxes for the period or exceeds industry return on invested capital criteria. If the Company does not meet either of these performance criteria, no shares will vest.

(4) Target payouts represent the target number of shares that will vest if the Company achieves its Award Targets in their entirety for the period. The Compensation Committee of the Board of Directors has retained full discretion to modify awards under the guidelines. If Award Targets are not achieved in their entirety, awards may be adjusted downward or eliminated in their entirety. In addition, regardless of performance against Award Targets, the Compensation Committee's discretion includes the right to determine that, should circumstances warrant, no award would be payable. For Mr. Gates only, the target payouts for the three-year period from 2000 through 2002 represent the target number of shares that will vest if the Company meets 100% of the target level of earnings before taxes for the period.

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

Pension Plan Table

        The Company maintains a non-contributory defined benefit pension plan for salaried employees of the Company who meet certain eligibility requirements. The table on the following page shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications. The figures shown include supplemental benefits payable to the Named Executive Officers, exclusive of benefits payable to participants under the enhanced supplemental retirement plan described below.


                               PENSION PLAN TABLE

                                                         YEARS OF CREDITED SERVICE
                       ------------------------------------------------------------------------------------------
   REMUNERATION           5          10          15          20          25         30          35          40
   -----------         -------    ---------  ---------   ---------   ---------   ---------  ---------   ---------
    $  100,000         $ 7,500    $  15,000  $  22,500   $  30,000   $  37,500   $  45,000  $  52,500   $  60,000
    $  200,000         $15,000    $  30,000  $  45,000   $  60,000   $  75,000   $  90,000  $ 105,000   $ 120,000
    $  300,000         $22,500    $  45,000  $  67,500   $  90,000   $ 112,500   $ 135,000  $ 157,500   $ 180,000
    $  400,000         $30,000    $  60,000  $  90,000   $ 120,000   $ 150,000   $ 180,000  $ 210,000   $ 240,000
    $  500,000         $37,500    $  75,000  $ 112,500   $ 150,000   $ 187,500   $ 225,000  $ 262,500   $ 300,000
    $  600,000         $45,000    $  90,000  $ 135,000   $ 180,000   $ 225,000   $ 270,000  $ 315,000   $ 360,000
    $  700,000         $52,500    $ 105,000  $ 157,500   $ 210,000   $ 262,500   $ 315,000  $ 367,500   $ 420,000
    $  800,000         $60,000    $ 120,000  $ 180,000   $ 240,000   $ 300,000   $ 360,000  $ 420,000   $ 480,000
    $  900,000         $67,500    $ 135,000  $ 202,500   $ 270,000   $ 337,500   $ 405,000  $ 472,500   $ 540,000
    $1,000,000         $75,000    $ 150,000  $ 225,000   $ 300,000   $ 375,000   $ 450,000  $ 525,000   $ 600,000
    $1,100,000         $82,500    $ 165,000  $ 247,500   $ 330,000   $ 412,500   $ 495,000  $ 577,500   $ 660,000
    $1,200,000         $90,000    $ 180,000  $ 270,000   $ 360,000   $ 450,000   $ 540,000  $ 630,000   $ 720,000
    $1,300,000         $97,500    $ 195,000  $ 292,500   $ 390,000   $ 487,500   $ 585,000  $ 682,500   $ 780,000
    $1,400,000         $105,000   $ 210,000  $ 315,000   $ 420,000   $ 525,000   $ 630,000  $ 735,000   $ 840,000

        The plan provides lifetime annual benefits starting at age 62 equal to twelve (12) multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under plans of a predecessor. Final average monthly compensation means the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available.

        The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the "Code"). The years of credited service for Messrs. Davis, Meyers, Kitchen, Beckley and Gates at December 31, 2001, were approximately 9, 9, 6, 6 and 1, respectively.

        Enhanced Supplemental Retirement Plan

        The Company adopted an enhanced supplemental retirement benefit plan (the "Enhanced SRP") in 2001 in order to permit selected senior executives to achieve estimated levels of retirement income when, due to the executive's age and potential years of service at normal retirement age, benefits under the Company's existing qualified and nonqualified defined benefit pension plans are projected to be less than a specified percentage of the executive's estimated final average annual pay. Messrs. Davis, Meyers, Kitchen and Beckley were selected to participate in this plan at fifty percent (50%) of their estimated final average compensation during each executive's final five years of service. The Company believes this level of retirement benefit is commensurate with retirement benefits paid to senior executives of comparable companies. Under the Enhanced SRP, these senior executives will be entitled to receive an annual supplemental retirement benefit in the following amounts if they remain employed by the Company from January 1, 2001, for a period of four years in the case of Mr. Davis and five years in the cases of Messrs. Meyers, Kitchen and Beckley:
Craig A. Davis, $425,000; Gerald A. Meyers, $200,000; Gerald J. Kitchen, $145,000; and David. W. Beckley, $145,000.

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

EMPLOYMENT AGREEMENTS

        The Company entered into employment agreements with each of Messrs. Craig A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley, effective January 1, 2002, providing for terms of employment of three years. Under the agreements, the base salaries of Messrs. Meyers, Kitchen and Beckley may not be reduced below $340,000, $258,000 and $255,250, respectively. Mr. Davis will cease to be Chief Executive Officer effective January 1, 2003, but he will remain Chairman of the Board of Directors through 2004. Mr. Davis' employment agreement provides for a base salary of $718,500 for 2002 and $500,000 for 2003 and 2004. The agreements provide that the base salaries may be subject to increases established from time to time by the Board of Directors. In addition, the executives are eligible for bonuses in accordance with the Company's annual incentive plan and stock option grants and performance share awards under the Company's 1996 Stock Incentive Plan. The agreements also provide that the executives will receive, in addition to the Enhanced SRP described above, unfunded supplemental executive retirement benefits in addition to any benefits received under the Company's qualified retirement plans. The supplemental benefit for each executive will be equal to the amount that would normally be paid under the Company's qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code. In the event of termination of employment "without cause," the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.

SEVERANCE COMPENSATION ARRANGEMENTS

        The Company has entered into severance compensation agreements with each of Messrs. Craig A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley. The agreements provide that if within 36 months following a change in control of the Company, the executive's employment is terminated either: (i) by the Company for other than cause or disability, or (ii) by the executive for good reason, then such executive will receive a lump sum payment equal to three times the aggregate of the highest base salary and the highest bonus received by such executive in any of the most recent five years. Also, in the event of a change in control, the exercisability of stock options and the vesting of performance shares held by such executives will be accelerated.

        The Code imposes certain excise taxes on, and limits the deductibility of, certain compensatory payments made by a corporation to or for the benefit of certain individuals if such payments are contingent upon certain changes in the ownership or effective control of the corporation or the ownership of a substantial portion of the assets of the corporation, provided that such payments to the individual have an aggregate present value in excess of three times the individual's annualized includible compensation for the base period, as defined in the Code. The severance compensation agreements provide for additional payments to the executives in order to fully offset any excise taxes payable by an executive as a result of the payments and benefits provided in the agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        During 2001, the members of the Compensation Committee were Messrs. John
C. Fontaine, William R. Hampshire, John P. O'Brien and Stuart M. Schreiber. Mr. Hampshire served as President and Chief Operating Officer of Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation and a subsidiary of the Company) from April 1992 through January 1993.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) LIST OF FINANCIAL STATEMENTS

        The "Consolidated Financial Statements of Century Aluminum Company" and the "Independent Auditors' Report" are included in Part II, Item 8 of the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.

(a) (2) LIST OF FINANCIAL STATEMENT SCHEDULES

        The "Independent Auditors' Report" and "Schedule II -- Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999" are included in the Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.

(a) (3) LIST OF EXHIBITS

         EXHIBIT
         NUMBER                                         DESCRIPTION OF EXHIBIT
         ------                                         ----------------------
          2.1         Stock and Asset Purchase Agreement dated July 26, 1999 by and among Century Aluminum
                      Company, Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)
          2.2         Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum
                      Company and Pechiney Rolled Products LLC. (f)
          2.3         Molten Aluminum Purchase Agreement dated as of September 21, 1999 by and between Century
                      Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)
          2.4         Amended and Restated Shared Facilities and Services Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)
          2.5         Stock Purchase Agreement, dated August 31, 2001, among Century Aluminum Company and
                      Southwire Company. (h)
          2.6         Asset Purchase Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century
                      Kentucky, Inc., NSA, Ltd. and Glencore AG. (h)
          3.1         Restated Certificate of Incorporation of Registrant. (a)
          3.2         Amended and Restated Bylaws of Registrant, dated March 5, 1999. (e)
          3.3         Certificate of Designation for the Company's 8% Cumulative Convertible Preferred Stock, par
                      value $.01 per share, dated March 28, 2001. (h) (i)
          4.1         Form of Stock Certificate. (a)
          4.2         Purchase Agreement, dated March 28, 2001, among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc. and Virgin Islands
                      Alumina Corporation LLC and Credit Suisse First Boston Corporation and Fleet Securities,
                      Inc., as Initial Purchasers. (h)
          4.3         Indenture, dated April 2, 2001,  among  Century,  the  Guarantors  party  thereto and
                      Wilmington Trust Company, as trustee. (h)
          4.4         Registration Rights Agreement,  dated April 2, 2001, among Century Aluminum Company, the
                      Guarantors  party  thereto and Credit Suisse First Boston Corporation  and Fleet Securities,
                      Inc., as Initial Purchasers. (h)
          4.5         Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of April 2,  2001,  from  NSA,  Ltd.  for the  benefit  of  Wilmington  Trust Company, as collateral agent. (h)
          4.6         Deed of Trust, Assignment of Leases and Rents, Security  Agreement, Financing Statement and
                      Fixture Filing, dated as of April 2, 2001, from Century  Aluminum of West Virginia, Inc. for the benefit of Wilmington Trust Company, as collateral agent. (h)

         EXHIBIT
         NUMBER                                         DESCRIPTION OF EXHIBIT
         ------                                         ----------------------
          4.7         Pledge and Security Agreement, dated as of April 2, 2001,
                      by Century Aluminum Company as Pledgor and the other Pledgors party thereto in favor of Wilmington Trust Company, as
                      collateral agent. (h)
          4.8         Convertible Preferred Stock Purchase  Agreement,  dated as of April 2, 2001, between Century
                      Aluminum Company and Glencore AG. (h)
          4.9         Form of Convertible Preferred Stock Certificate. (h)
          10.1        Agreement between Ravenswood Aluminum Corporation and United Steelworkers of America
                      AFL-CIO, Local 5668, dated November 30, 1994. (a)
          10.2        Agreement between Ravenswood Aluminum Corporation and United Steelworkers of America
                      AFL-CIO, Local 5668, dated June 12, 1992. (a)
          10.3        Employment Agreement between Century Aluminum Company and Craig A. Davis. (b) (e)
          10.4        Employment Agreement between Century Aluminum Company and Gerald A. Meyers. (b) (e)
          10.5        Employment Agreement between Century Aluminum Company and Gerald J. Kitchen. (b) (e)
          10.6        Employment Agreement between Century Aluminum Company and David W. Beckley. (b) (e)
          10.7        Form of Severance Agreement between Century Aluminum Company and Craig A. Davis. (a) (b)
          10.8        Amendment to Severance Protection Agreement between Century Aluminum Company and Craig A.
                      Davis. (b)(e)
          10.9        Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers. (a) (b)
          10.10       Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald A.
                      Meyers. (b)(e)
          10.11       Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen. (a) (b)
          10.12       Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald J.
                      Kitchen. (b)(e)
          10.13       Form of Severance Agreement between Century Aluminum Company and David W. Beckley. (a) (b)
          10.14       Amendment to Severance Protection Agreement between Century Aluminum Company and David W.
                      Beckley. (b)(e)
          10.15       1996 Stock Incentive Plan as amended through June 28, 2001. (b) (j)
          10.16       Non-Employee Directors Stock Option Plan. (a) (b)
          10.17       Amended and Restated Asset Purchase Agreement between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation, dated as of December 13, 1988. (a)
          10.18       Acquisition Agreement between Virgin Islands Alumina Corporation and St. Croix Alumina,
                      L.L.C., dated July 19, 1995. (a)
          10.19       Ravenswood Environmental Services Agreement between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation, dated as of February 7, 1989. (a)
          10.20       Asset Purchase Agreement between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.
                      dated as of March 31, 2000. (g)
          10.21       Form of Tax Sharing Agreement. (a)
          10.22       Form of Disaffiliation Agreement. (a)
          10.23       Amended and Restated Owners Agreement between Alumax of South Carolina, Inc., Berkeley
                      Aluminum, Inc. and Glencore Primary Aluminum Company LLC, dated as of January 26, 1996. (a)
          10.24       Limited Term Firm Power Supply Agreement between Ravenswood Aluminum Corporation and Ohio
                      Power Company dated as of July 1, 1996. (c)
          10.25       Amendment No. 1 to the Limited Term Firm Power Supply Agreement between Ravenswood Aluminum
                      Corporation and Ohio Power Company dated as of January 13, 1997. (c)
          10.26       Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines. (b)
          10.27       Century Aluminum Company Incentive Compensation Plan. (b) (d)

         EXHIBIT
         NUMBER                                         DESCRIPTION OF EXHIBIT
         ------                                         ----------------------
          10.28       Revolving Credit Agreement, dated as of April 2, 2001, among Century Aluminum Company,
                      Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc.,
                      Metalsco, Ltd. And NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as Arranger,
                      and Credit Suisse First Boston, Inc. as Syndication Agent. (j)
          10.29       Collective Bargaining Agreement, effective April 2, 2001, between Century Aluminum of
                      Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC. (j)
          10.30       Owners Agreement, dated as of April 2, 2001, between NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum of Kentucky, LLC. (j)
          10.31       Shared Services Agreement, dated April 2, 2001, by and between Century Aluminum Company,
                      NSA, Ltd., Glencore Acquisition I LLC and Southwire Company. (j)
          21.1        List of Subsidiaries.*
          23.1        Consent of Deloitte & Touche LLP.*

----------
 * Included in Century Aluminum Company's Form 10-K for the fiscal year ended December 31, 2001, filed on March 27, 2002.

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

                                            CENTURY ALUMINUM COMPANY

                                            By: /s/ CRAIG A. DAVIS
                                                -----------------------
                                                Craig A. Davis
                                                Chairman and Chief Executive
                                                Officer


Dated: June 4, 2002

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


                SIGNATURE                                 TITLE                             DATE
                ---------                                 -----                             ----
            /s/ Craig A. Davis             Chairman and Chief Executive Officer         June 4, 2002
    -----------------------------------
                Craig A. Davis


           /s/ Gerald A. Meyers             President, Chief Operating Officer          June 4, 2002
    -----------------------------------             and Director
               Gerald A. Meyers


           /s/ David W. Beckley                Executive Vice President and             June 4, 2002
    -----------------------------------          Chief Financial Officer
               David W. Beckley


          /s/ Gerald J. Kitchen             Executive Vice President, General           June 4, 2002
    ----------------------------------- Counsel, Chief Administrative Officer and
              Gerald J. Kitchen                         Secretary


           /s/ Roman A. Bninski                          Director                       June 4, 2002
    -----------------------------------
               Roman A. Bninski


           /s/ John C. Fontaine                          Director                       June 4, 2002
    -----------------------------------
               John C. Fontaine


           /s/ John P. O'Brien                           Director                       June 4, 2002
    -----------------------------------
               John P. O'Brien


         /s/ Willy R. Strothotte                         Director                       June 4, 2002
    -----------------------------------
             Willy R. Strothotte