Form 10-Q
period 2002-06-30
CENTURY ALUMINUM CO
filed 2002-08-14
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002.

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

Yes |X| No |_|

      The registrant had 20,554,302 shares of common stock outstanding at June 30, 2002.

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          June 30,      December 31,
                                                                                            2002            2001
                                                                                        ------------    ------------
                                     ASSETS
Current Assets:
      Cash and cash equivalents ....................................................... $     20,183    $     13,388
      Accounts receivable, trade - net ................................................       50,075          48,710
      Due from affiliates .............................................................       18,000          19,767
      Inventories .....................................................................       75,548          75,217
      Prepaid and other assets ........................................................        7,471           3,573
                                                                                        ------------    ------------
            Total current assets ......................................................      171,277         160,655
Property, Plant and Equipment - net ...................................................      425,440         426,006
Intangible Asset - net ................................................................      132,873         146,002
Due from Affiliates - Less current portion ............................................        3,544           8,364
Other Assets ..........................................................................       35,157          35,679
                                                                                        ------------    ------------
            Total ..................................................................... $    768,291    $    776,706
                                                                                        ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable, trade ......................................................... $     40,930    $     42,394
      Due to affiliates ...............................................................       15,233           2,201
      Industrial revenue bonds ........................................................        7,815           7,815
      Accrued and other current liabilities ...........................................       32,381          34,065
      Accrued employee benefits costs - current portion ...............................        8,287           7,800
                                                                                        ------------    ------------
            Total current liabilities .................................................      104,646          94,275
                                                                                        ------------    ------------

Long Term Debt - net ..................................................................      321,643         321,446
Accrued Pension Benefits Costs - Less current portion .................................        5,522           4,017
Accrued Postretirement Benefits Costs - Less current portion ..........................       68,378          65,627
Other Liabilities .....................................................................        8,580          10,697
Deferred Taxes ........................................................................       33,206          39,542
                                                                                        ------------    ------------
            Total noncurrent liabilities ..............................................      437,329         441,329
                                                                                        ------------    ------------

Minority Interest .....................................................................       21,292          23,917
Contingencies and Commitments (See Note 5)
Shareholders' Equity:
      Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding) .......       25,000          25,000
      Common stock (one cent par value, 50,000,000 shares authorized;
         20,554,302 and 20,513,287 shares outstanding at June 30, 2002 and
         December 31, 2001, respectively) .............................................          206             205
      Additional paid-in capital ......................................................      168,958         168,414
      Accumulated other comprehensive income ..........................................        5,177           6,752
      Retained earnings ...............................................................        5,683          16,814
                                                                                        ------------    ------------
            Total shareholders' equity ................................................      205,024         217,185
                                                                                        ------------    ------------
            Total ..................................................................... $    768,291    $    776,706
                                                                                        ============    ============

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                           Three months ended            Six months ended
                                                                 June 30,                    June 30,
                                                         -----------------------     -----------------------
                                                            2002          2001          2002          2001
                                                         ---------     ---------     ---------     ---------
NET SALES:
    Third-party customers .............................. $ 148,377     $ 159,128     $ 302,576     $ 243,218
    Related parties ....................................    31,959        29,791        56,860        56,391
                                                         ---------     ---------     ---------     ---------
                                                           180,336       188,919       359,436       299,609
Cost of Goods Sold .....................................   175,380       175,154       347,172       277,424
                                                         ---------     ---------     ---------     ---------
Gross Profit ...........................................     4,956        13,765        12,264        22,185

Selling, General and Administrative Expenses ...........     3,761         2,813         7,938         6,362
                                                         ---------     ---------     ---------     ---------
Operating Income .......................................     1,195        10,952         4,326        15,823

Interest Expense .......................................    (9,896)      (10,774)      (20,155)      (10,540)
Interest Income ........................................        58           433           129           549
Other Income (Expense) .................................      (132)           60          (102)          (61)
Net Loss on Forward Contracts ..........................        --            --            --          (176)
                                                         ---------     ---------     ---------     ---------
Income (Loss) Before Income Taxes and Minority
    Interest ...........................................    (8,775)          671       (15,802)        5,595

Income Tax Benefit (Expense) ...........................     2,862          (634)        5,108        (2,407)
                                                         ---------     ---------     ---------     ---------
Net Income (Loss) Before Minority Interest .............    (5,913)           37       (10,694)        3,188

Minority Interest ......................................     1,313         1,306         2,626         1,306
                                                         ---------     ---------     ---------     ---------
Net Income (Loss) ......................................    (4,600)        1,343        (8,068)        4,494

Preferred Dividends ....................................      (500)         (500)       (1,000)         (500)
                                                         ---------     ---------     ---------     ---------

Net Income (Loss) Available to Common Shareholders ..... $  (5,100)    $     843     $  (9,068)    $   3,994
                                                         =========     =========     =========     =========
EARNINGS (LOSS) PER COMMON SHARE:
    Basic .............................................. $   (0.25)    $    0.04     $   (0.44)    $    0.20
    Diluted ............................................ $   (0.25)    $    0.04     $   (0.44)    $    0.19

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ..............................................    20,554        20,502        20,554        20,431
                                                         =========     =========     =========     =========
    Diluted ............................................    20,554        20,651        20,544        20,528
                                                         =========     =========     =========     =========
DIVIDENDS PER COMMON SHARE ............................. $    0.05     $    0.05     $    0.10     $    0.10
                                                         =========     =========     =========     =========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                       -------------------------
                                                                          2002           2001
                                                                       ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................  $   (8,068)    $    4,494
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization ..............................      28,157         16,694
         Deferred income taxes ......................................      (5,201)         2,685
         Pension and other postretirement benefits ..................       4,743          3,450
         Inventory market adjustment ................................        (756)           265
         Loss on disposal of assets .................................         459             --
         Minority Interest ..........................................      (2,625)        (1,307)
         Change in operating assets and liabilities:
               Accounts receivable, trade - net .....................      (1,711)        (6,380)
               Due from affiliates ..................................       2,595          2,683
               Inventories ..........................................         425          3,963
               Prepaids and other assets ............................      (2,724)         2,835
               Accounts payable, trade ..............................      (1,464)        (9,438)
               Due to affiliates ....................................       7,397         (1,495)
               Accrued and other current liabilities ................        (105)         6,131
               Other - net ..........................................        (917)           509
                                                                       ----------     ----------
         Net cash provided by operating activities ..................      20,205         25,089
                                                                       ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ........................     (10,852)        (5,641)
   Proceeds from sale of property, plant and equipment ..............          --             22
   Divestitures .....................................................          --         98,971
   Acquisitions .....................................................          --       (464,176)
                                                                       ----------     ----------
         Net cash used in investing activities ......................     (10,852)      (370,824)
                                                                       ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings .......................................................          --        321,250
   Financing fees ...................................................          --        (15,440)
   Dividends ........................................................      (2,563)        (2,684)
   Issuance of common or preferred stock ............................           5         25,000
                                                                       ----------     ----------
         Net cash provided by (used in) financing activities ........      (2,558)       328,126
                                                                       ----------     ----------
NET INCREASE (DECREASE) IN CASH .....................................       6,795        (17,609)

CASH, BEGINNING OF PERIOD ...........................................      13,388         32,962
                                                                       ----------     ----------
CASH, END OF PERIOD .................................................  $   20,183     $   15,353
                                                                       ==========     ==========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

1. General

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature and which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first six months of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications of 2001 information were made to conform to the 2002 presentation.

2. Inventories

      Inventories consist of the following:

                                                  June 30,      December 31,
                                                    2002            2001
                                                ------------    ------------
            Raw materials ..................    $     39,492    $     36,686
            Work-in-process ................          10,755          11,911
            Finished goods .................           8,323          11,219
            Operating and other supplies ...          16,978          15,401
                                                ------------    ------------
                                                $     75,548    $     75,217
                                                ============    ============

      At June 30, 2002 and December 31, 2001, approximately 76% and 79% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. The excess of LIFO cost (or market, if lower) over first-in, first-out ("FIFO") cost was approximately $719 at June 30, 2002. The excess of FIFO cost over LIFO cost (or market, if lower) of inventory was approximately $3,374 at December 31, 2001.

3. Intangible Asset

      The intangible asset consists of the power contract acquired in connection with the Company's acquisition of an aluminum reduction facility located in Hawesville, Kentucky in April 2001. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the expected annual benefits. As of June 30, 2002, the gross carrying amount of the intangible asset was $165,696 with accumulated amortization of $32,823. For the three month and six month periods ended June 30, 2002, amortization expense for the intangible asset totaled $6,565 and $13,129, respectively. For the year ended December 31, 2002, estimated aggregate amortization expense for the intangible asset will be $26,258.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)


            Estimated Amortization Expense:
            -------------------------------

            For the year ended 12/31/03.................... $ 19,710
            For the year ended 12/31/04....................   12,448
            For the year ended 12/31/05....................   14,600
            For the year ended 12/31/06....................   12,914
            For the year ended 12/31/07....................   13,686

4. Debt

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. Payment obligations under the Notes are unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries") and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. The Company had unamortized bond discounts on the Notes of $3,357 and $3,554 at June 30, 2002 and December 31, 2001, respectively. The indenture governing the Notes contains customary covenants including limiting the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. If the Company does not generate sufficient cumulative earnings, as defined in the Company's loan agreements, it would be required to suspend dividend distributions on or before 2003. As of June 30, 2002, $5.2 million of retained earnings was available for payment of dividends. The Note guarantees rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

      In November 2001, the Company exchanged the Notes for a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes"), which are registered under the Securities Act of 1933. The terms of the Exchange Notes are substantially similar to the Notes, except the Exchange Notes do not have the transfer restrictions and registration rights relating to the Notes. The Exchange Notes are not listed on any securities exchange or included in any automated quotation system.

      Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are subject to a $30,000 reserve and limited to a borrowing base based upon certain eligible inventory and receivables. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky, LLC ("LLC")) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

and its subsidiary borrowers. Amounts outstanding under the Revolving Credit Facility bear interest, at the Company's option, at either a floating LIBOR rate or Fleet National Bank's base rate, in each case plus an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2002.

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed industrial revenue bonds ("IRBs") in the aggregate principal amount of $7,815. An affiliate of Glencore International AG, the Company's largest shareholder (together with its subsidiaries, "Glencore"), effectively purchased a 20% interest in the Hawesville facility from the Company on April 1, 2001. Under the terms of the agreement governing the sale, Glencore agreed to assume a pro rata portion of that debt and to pay a pro rata portion of service costs of the IRBs through its investment in the Hawesville facility. The IRBs mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at June 30, 2002 was 1.55%. Interest is paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

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

      Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, is carrying out interim remediation measures at two sites identified in the RFI. The Company expects work on these two sites will be complete by the end of 2002 and that the EPA will not require further work as a result of the RFI. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

      Kaiser owned and operated the Ravenswood Facility for approximately 30 years before Century of West Virginia purchased it. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser's ownership and operation. Under the terms of the

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

Company's agreement to purchase the Ravenswood Facility ("Kaiser Purchase Agreement"), Kaiser retained the responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas. On February 12, 2002, Kaiser and certain of its wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code ("Kaiser Bankruptcy"). While the Company believes the Kaiser Bankruptcy will not relieve Kaiser of its obligations to do remediation work under government orders, the ultimate outcome of the Kaiser Bankruptcy is uncertain. Nevertheless, the Company does not expect the Kaiser Bankruptcy to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      Under the terms of the agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000.

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

      The total costs for the remedial actions to be undertaken and paid for by Southwire relative to this site are estimated under the ROD to be $12,600 and the forecast of annual operating and maintenance costs is $1,200. Under the Company's agreement with Southwire to purchase the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. On behalf of Southwire, Century will operate and maintain the ground water treatment system required under the ROD. Southwire will reimburse Century for any such expense that exceeds $400 annually. Under the terms of the Company's agreements with Glencore relating to

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville facility.

      If on-site environmental liabilities relating to Southwire's pre-closing activities at the Hawesville facility were not known to exist as of the date of the closing of the acquisition, but become known within six years after the closing, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after the sixth anniversary of the closing of the acquisition of the Hawesville facility will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility.

      Century acquired the Hawesville facility by purchasing all the outstanding equity securities of Metalsco Ltd., which owns a direct 1% partnership interest in NSA, Ltd. ("NSA") and an indirect 99% partnership interest in NSA through its wholly-owned subsidiary, Skyliner, Inc. NSA is the Kentucky limited partnership which owns the assets comprising the Hawesville facility. Metalsco previously owned certain assets which are unrelated to NSA, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-NSA assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing NSA's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by NSA which pre-date the closing of the acquisition.

      Under the terms of the Company's agreement to purchase the Hawesville facility, Southwire secured its indemnity obligations for environmental liabilities for seven years after the closing by posting a $15,000 letter of credit issued in the Company's favor, with an additional $15,000 to be posted if Southwire's net worth drops below a pre-determined level during that period. The Company's indemnity rights under the agreement are shared pro rata with Glencore. The amount of security Southwire provides may increase (but not above $15,000 or $30,000, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,964 and $1,800 at June 30, 2002 and December 31, 2001, respectively. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

      Other Contingency

      Pechiney Rolled Products, Inc., Century of West Virginia's principal customer, has publicly announced it is experiencing financial losses and that it is considering various alternatives to address its losses, including restructuring. If a restructuring should be undertaken, it could have a material adverse effect on the Company. No provision for loss has been made because a loss is not probable.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

      Power Commitments

      The Company purchases all of the electricity requirements for the Ravenswood Facility from Ohio Power Company, a unit of American Electric Power Company, pursuant to a fixed price power supply agreement. That agreement expires on July 31, 2003. On May 3, 2002, the Company signed a new contract to purchase electric power for its Ravenswood facility from Ohio Power. The new agreement is effective August 1, 2003, when the Company's current power contract with Ohio Power expires. The new contract will provide power for the Ravenswood facility at competitive rates under a GS-4 schedule approved by the Public Utilities Commission of Ohio. The GS-4 schedule is due to expire on December 31, 2005.

      The Hawesville facility currently purchases all of its power from Kenergy Corporation at fixed prices. Approximately 14% of the Hawesville facility's power requirements are unpriced in calendar years 2003 through 2005. The unpriced portion of the contract increases to approximately 26% in 2006. On June 26, 2002, the Company entered into a fixed price power supply agreement for the 14% of the power that was unpriced for calendar year 2003.

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

      Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, Century maintains insurance to cover losses resulting from damage to the Company's power suppliers' facilities, or transmission lines that would cause an interruption of the power supply to the Company's facilities. This insurance contains large deductibles and self-insured amounts and does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. Century renewed its property and business interruption insurance policies in

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

April 2002 for one year. As expected, premiums increased significantly in the aftermath of September 11 and the policies contain much higher deductibles and self-insured amounts.

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

      In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Pechiney Metal Agreement") with Pechiney that expires December 31, 2005 with provisions for extension. Pursuant to the Pechiney Metal Agreement, Pechiney purchases, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum at a variable price determined by reference to the U.S. Midwest Market Price.

      Concurrent with the Company's purchase of an additional 23% interest in the Mt. Holly facility from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices of the Glencore Metal Agreement through December 31, 2001 were determined by a market-based formula while the remaining eight years are at a fixed price defined in the agreement.

      In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
332.8 million pounds and 377.1 million pounds of primary aluminum at June 30, 2002 and December 31, 2001, respectively. Of these forward delivery contracts,
4.6 million pounds and 25.5 million pounds at June 30, 2002 and December 31, 2001, respectively, were with the Glencore Group.

      The Company was party to a long-term supply agreement with Alcoa to purchase alumina through the end of 2006. That contract was unpriced from 2002 through 2006. The Company negotiated pricing with both Alcoa and Glencore which resulted in a more competitive agreement with Glencore. The new long-term supply agreements with Glencore, which replaced the Alcoa alumina agreement, will extend through 2006. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of the Hawesville facility, the Company assumed an alumina supply agreement with Kaiser. That agreement expires in 2005 and is a variable-priced market-based contract. The Company has received assurances from Kaiser management that, despite the Kaiser Bankruptcy, Kaiser will continue to perform under this alumina supply agreement, and the Company is seeking to have the contract assumed through the bankruptcy process, although there can be no assurance the Company will be successful.

      To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At June 30, 2002 and December 31, 2001, the Company had financial instruments, primarily with the Glencore Group, for 207.5 million pounds and 248.8 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2002 through 2003. The Company had no fixed price financial purchase contracts to purchase aluminum at June 30, 2002. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2002 and December 31, 2001, the Company had financial instruments for 2.3 million and 3.1 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2002 through 2005. Based on the fair value of the Company's financial instruments as of June 30, 2002, accumulated other comprehensive income of $3,111 is expected to be reclassified to earnings over the next twelve month period.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

7. Supplemental Cash Flow Information

                                                       Six Months Ended
                                                           June 30,
                                                     --------------------
                                                       2002        2001
                                                     --------    --------
      Cash paid for:
            Interest ............................... $ 18,571    $      1
            Income taxes ...........................       --         382
      Cash received for:
            Interest ...............................      129         549
            Income tax refunds ..................... $    110    $     30

8. Acquisitions

      Effective April 1, 2001, the Company completed the acquisition of the Hawesville facility. The following table represents the unaudited pro forma results of operations for the six months ended June 30, 2001 assuming the acquisition occurred on January 1, 2001. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

                                                      Six months ended
                                                          June 30,
                                                            2001
                                                      ----------------
                                                         (unaudited)

      Net sales......................................     $385,533
      Net income.....................................        3,769
      Net income available to common shareholders....        2,769
      Earnings per share.............................     $   0.14

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

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. There was no impact on the Company's Balance Sheet or Statement of Operations from the adoption of SFAS No. 142 because there was no goodwill subject to the impairment test.

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

10. Comprehensive Income

                                                                                   Six months ended
                                                                                        June 30,
                                                                                   2002         2001
                                                                                 ---------------------
      Net Income (Loss) .....................................................    $ (8,068)    $  4,494
      Other Comprehensive Income (Loss):
          Net unrealized gain (loss) on financial instruments, net of tax
          of ($60) and ($1,108), respectively ...............................          49        2,125
          Net amount reclassified as income, net of tax  of ($893) and $0,
          respectively ......................................................      (1,624)          --
                                                                                 --------     --------
      Comprehensive Income (Loss) ...........................................    $ (9,643)    $  6,619
                                                                                 ========     ========

11. Consolidating Condensed Financial Information

      The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). Condensed consolidating financial information was not provided for the periods prior to the acquisition because: (i) Century Aluminum Company has no independent assets or operations, (ii) the guarantees are full and unconditional and joint and several, and (iii) for those periods, any subsidiaries of the Company other than the subsidiary guarantors were minor. As of June 30, 2002, as a result of the acquisition of the

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

Hawesville facility, Century indirectly holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC") and as such consolidates 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as "Minority Interest". LLC (the "Non-Guarantor Subsidiary") has not guaranteed the Exchange Notes, and the Company has not caused its indirect equity interests in the LLC to be pledged as collateral for the Exchange Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Exchange Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the six months ended June 30, 2002, the Company allocated total corporate expenses of $2.4 million to its subsidiaries. Additionally, the Company charges interest on certain intercompany balances.

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

      The following summarized condensed consolidating financial information as of and for the six months ended June 30, 2002 and condensed consolidating balance sheet as of December 31, 2001 presents separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 2001

                                                  Combined         Combined
                                                  Guarantor      Non-Guarantor        The       Reclassifications
                                                Subsidiaries      Subsidiaries       Company     and Eliminations   Consolidated
                                                ------------    ---------------    ----------   -----------------   ------------
Assets:
Cash and cash equivalents ...................   $      1,020    $            --    $   12,368                  --   $     13,388
Accounts receivables, net ...................         48,365                 --           345                  --         48,710
Due from affiliates .........................         50,722                838       366,855            (398,648)        19,767
Inventory ...................................         46,649             28,568            --                  --         75,217
Other current assets ........................          7,395                 98         1,329              (5,249)         3,573
                                                ------------    ---------------    ----------   -----------------   ------------
        Total current assets ................        154,151             29,504       380,897            (403,897)       160,655
Investment in subsidiaries ..................         95,670                 --       208,419            (304,089)            --
Property, plant and equipment, net ..........        424,653                878           475                  --        426,006
Intangible asset ............................             --            146,002            --                  --        146,002
Due from affiliates - Less current portion ..          8,364                 --            --                  --          8,364
Other non-current assets ....................         20,467              1,674        16,784              (3,246)        35,679
                                                ------------    ---------------    ----------   -----------------   ------------
         Total assets .......................   $    703,305    $       178,058    $  606,575   $        (711,232)  $    776,706
                                                ============    ===============    ==========   =================   ============

Liabilities and shareholders' equity:
Accounts payable, trade .....................   $     19,922    $        22,472    $       --   $              --   $     42,394
Due to affiliates ...........................        351,690              1,998        47,089            (398,576)         2,201
Industrial revenue bonds ....................             --              7,815            --                  --          7,815
Accrued and other current liabilities .......         16,437              5,269        17,680              (5,321)        34,065
Accrued employee benefits costs - current
portion .....................................          7,653                147            --                  --          7,800
                                                ------------    ---------------    ----------   -----------------   ------------
        Total current liabilities ...........        395,702             37,701        64,769            (403,897)        94,275
Long term debt - net ........................             --                 --       321,446                  --        321,446
Accrued Pension benefits Costs - less current
portion .....................................          1,555                 --         2,462                  --          4,017
Accrued Postretirement Benefits Costs - less
current portion .............................         45,008             20,619            --                  --         65,627
Other liabilities ...........................          9,833                151           713                  --         10,697
Deferred taxes ..............................         42,788                 --            --              (3,246)        39,542
                                                ------------    ---------------    ----------   -----------------   ------------
        Total non-current liabilities .......         99,184             20,770       324,621              (3,246)       441,329

Minority interest ...........................             --                 --            --              23,917         23,917

Shareholders' Equity:

Convertible preferred stock .................             --                 --        25,000                  --         25,000
Common stock ................................             59                 --           205                 (59)           205
Additional paid-in capital ..................        226,996            139,281       168,414            (366,277)       168,414
Accumulated other comprehensive income ......          6,752                 --         6,752              (6,752)         6,752
Retained earnings ...........................        (25,388)           (19,694)       16,814              45,082         16,814
                                                ------------    ---------------    ----------   -----------------   ------------
        Total shareholders' equity ..........        208,419            119,587       217,185            (328,006)       217,185
                                                ------------    ---------------    ----------   -----------------   ------------
        Total liabilities and equity ........   $    703,305            178,058    $  606,575   $        (711,232)  $    776,706
                                                ============    ===============    ==========   =================   ============

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 2002

                                                  Combined         Combined
                                                  Guarantor     Non-Guarantor         The     Reclassifications
                                                Subsidiaries     Subsidiaries       Company    and Eliminations    Consolidated
                                                ------------    --------------    ----------  -----------------    ------------
Assets:
Cash and cash equivalents ...................   $         60    $           --    $   20,123                 --    $     20,183
Accounts receivables, net ...................         49,832               243            --                 --          50,075
Due from affiliates .........................         76,821            15,083       355,560           (429,464)         18,000
Inventory ...................................         54,923            20,625            --                 --          75,548
Other current assets ........................          6,531               702         5,335             (5,097)          7,471
                                                ------------    --------------    ----------  -----------------    ------------
        Total current assets ................        188,167            36,653       381,018           (434,561)        171,277
Investment in subsidiaries ..................         85,167                --       198,774           (283,941)             --
Property, plant and equipment, net ..........        421,585             3,491           364                 --         425,440
Intangible asset ............................             --           132,873            --                 --         132,873
Due from affiliates - Less current portion ..          3,544                --            --                 --           3,544
Other non-current assets ....................         18,497                --        16,660                 --          35,157
                                                ------------    --------------    ----------  -----------------    ------------
         Total assets .......................   $    716,960    $      173,017    $  596,816  $        (718,502)   $    768,291
                                                ============    ==============    ==========  =================    ============

Liabilities and shareholders' equity:
Accounts payable, trade .....................   $     11,100    $       29,830    $       --  $              --    $     40,930
Due to affiliates ...........................         44,149                --        49,667            (78,583)         15,233
Industrial revenue bonds ....................             --             7,815            --                 --           7,815
Accrued and other current liabilities .......         14,609             5,988        16,951             (5,167)         32,381
Accrued employee benefits costs - current
portion .....................................          7,653               634            --                 --           8,287
                                                ------------    --------------    ----------  -----------------    ------------
        Total current liabilities ...........         77,511            44,267        66,618            (83,750)        104,646
                                                ------------    --------------    ----------  -----------------    ------------
Long term debt - net ........................             --                --       321,643                 --         321,643
Accrued Pension benefits Costs - less current
portion .....................................          1,425               634         3,463                 --           5,522
Accrued Postretirement Benefits Costs - less
current portion .............................         47,111            21,213            54                 --          68,378
Other liabilities/Intercompany loan .........        358,947               444            --           (350,811)          8,580
Deferred taxes ..............................         33,191                --            15                 --          33,206
                                                ------------    --------------    ----------  -----------------    ------------
        Total non-current liabilities .......        440,674            22,291       325,175           (350,811)        437,329
                                                ------------    --------------    ----------  -----------------    ------------

Minority interest ...........................             --                --            --             21,292          21,292

Shareholders' Equity:
Convertible preferred stock .................             --                --        25,000                 --          25,000
Common stock ................................             59                --           206                (59)            206
Additional paid-in capital ..................        226,997           139,281       168,958           (366,278)        168,958
Accumulated other comprehensive income ......          5,177                --         5,177             (5,177)          5,177
Retained earnings ...........................        (33,458)          (32,822)        5,682             66,281           5,683
                                                ------------    --------------    ----------  -----------------    ------------
        Total shareholders' equity ..........        198,775           106,459       205,023           (305,233)        205,024
                                                ------------    --------------    ----------  -----------------    ------------
        Total liabilities and equity ........   $    716,960    $      173,017    $  596,816  $        (718,502)   $    768,291
                                                ============    ==============    ==========  =================    ============

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2002

                                                Combined         Combined                    Reclassifications
                                                Guarantor      Non-Guarantor       The              and
                                              Subsidiaries     Subsidiaries      Company        Eliminations      Consolidated
                                              ------------    --------------    ----------   -----------------    ------------
Net sales:
     Third-party customers ................   $    302,576    $           --    $       --   $              --    $    302,576
     Related parties ......................         56,860                --            --                  --          56,860
                                              ------------    --------------    ----------   -----------------    ------------
                                                   359,436                --            --                  --         359,436
Cost of goods sold ........................        334,043           126,041            --            (112,912)        347,172

Reimbursement from owners .................             --          (113,006)           --             113,006              --
                                              ------------    --------------    ----------   -----------------    ------------
Gross profit (loss) .......................         25,393           (13,035)           --                 (94)         12,264
Selling, general and administrative
   expenses ...............................          7,938                --            --                  --           7,938
                                              ------------    --------------    ----------   -----------------    ------------
Operating income (loss) ...................         17,455           (13,035)           --                 (94)          4,326
                                              ------------    --------------    ----------   -----------------    ------------
Interest income (expense), net ............        (20,026)              (66)           --                  66         (20,026)
Other income (expense), net ...............           (102)              (28)           --                  28            (102)
                                              ------------    --------------    ----------   -----------------    ------------
Income (loss) before taxes and
   minority interest ......................         (2,673)          (13,129)           --                  --         (15,802)
Income tax (expense) benefit ..............          1,117                --            --               3,991           5,108
                                              ------------    --------------    ----------   -----------------    ------------
Net income (loss) before minority
   interest ...............................         (1,556)          (13,129)           --               3,991         (10,694)
Minority interest .........................             --                --            --               2,626           2,626
Equity earnings (loss) of subsidiaries ....         (6,512)               --        (8,068)             14,580              --
                                              ------------    --------------    ----------   -----------------    ------------
Net income (loss) .........................   $     (8,068)   $      (13,129)   $   (8,068)  $          21,197    $     (8,068)
                                              ============    ==============    ==========   =================    ============

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2002

                                                 Combined         Combined
                                                 Guarantor     Non-guarantor        The        Reclassifications
                                               Subsidiaries     Subsidiaries      Company      and Eliminations     Consolidated
                                               ------------    --------------    ----------    -----------------    ------------
Net cash provided by operating
  activities ...............................   $     10,839    $        9,366    $       --    $              --    $     20,205
                                               ------------    --------------    ----------    -----------------    ------------
Investing activities:
    Purchase of property, plant and
      equipment, net .......................         (8,336)           (2,516)           --                   --         (10,852)
                                               ------------    --------------    ----------    -----------------    ------------
    Net cash (used in) investing
      activities ...........................         (8,336)           (2,516)           --                   --         (10,852)
                                               ------------    --------------    ----------    -----------------    ------------

Financing activities:
    Dividends ..............................             --                --        (2,563)                  --          (2,563)
    Intercompany transactions ..............         (3,463)           (6,850)       10,313                   --              --
    Issuance of common or preferred stock ..             --                --             5                   --               5
                                               ------------    --------------    ----------    -----------------    ------------
Net cash provided by (used in) financing
  activities ...............................         (3,463)           (6,850)        7,755                   --          (2,558)
                                               ------------    --------------    ----------    -----------------    ------------
Net increase (decrease) in cash ............           (960)               --         7,755                   --           6,795
Cash, beginning of period ..................          1,020                --        12,368                   --          13,388
                                               ------------    --------------    ----------    -----------------    ------------
Cash, end of period ........................   $         60    $           --    $   20,123    $              --    $     20,183
                                               ============    ==============    ==========    =================    ============

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

      Century's financial highlights include (in thousands, except per share data):

                                           Three months ended          Six months ended
                                                 June 30,                  June 30,
                                        ------------------------   ------------------------
                                           2002          2001         2002          2001
                                        ----------    ----------   ----------    ----------
Net sales
   Third-party customers .............  $  148,377    $  159,128   $  302,576    $  243,218
   Related party customers ...........      31,959        29,791       56,860        56,391
                                        ----------    ----------   ----------    ----------
Total ................................  $  180,336    $  188,919   $  359,436    $  299,609
                                        ==========    ==========   ==========    ==========

Net income (loss) ....................  $   (4,600)   $    1,343   $   (8,068)   $    4,494
Net income (loss) available
   to common shareholders ............  $   (5,100)   $      843   $   (9,068)   $    3,994
Earnings (loss) per share - basic ....  $    (0.25)   $     0.04   $    (0.44)   $     0.20

      Net sales. Net sales for the three months ended June 30, 2002 decreased $8.6 million or 4.5% to $180.3 million from $188.9 million for the same period in 2001. This decrease was primarily the result of lower market price of aluminum of $14.0 million, which was partially offset by $5.4 million due to higher shipment volume. Net Sales for the six months ended June 30, 2002 increased $59.8 million or 20.0% to $359.4 million from $299.6 million for the six months ended June 30, 2001. The increase was primarily the result of the acquisition of the Hawesville facility on April 1, 2001, of $89.7 million, which was partially offset by lower market prices for primary aluminum of $29.9 million.

      Gross profit. Gross profit for the three months ended June 30, 2002 decreased $8.8 million to $5.0 million from $13.8 million for the three months ended June 30, 2001. The decrease was primarily the result of lower market prices for primary aluminum. Cost of goods sold increased slightly due to increased sales volume, an unfavorable lower of cost or market inventory adjustment and higher depreciation expense for the period, offset by lower average production cost of metal and reduced raw material costs. For the six months ended June 30, 2002, gross profit decreased $9.9 million to $12.3 million from $22.2 million for the same period in 2001. The decrease is primarily due to higher depreciation and amortization expense, primarily related to the Hawesville facility, partially offset by a lower of cost or market inventory reversal.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2002 increased $1.0 million to $3.8 million from $2.8 million for the three months ended June 30, 2001. Selling, general and administrative expenses increased primarily due to increased legal and accounting expenses between periods. For the six months ended June 30, 2002, selling, general, and administrative expenses increased $1.5 million to $7.9 million from $6.4 million for the six months ended June 30, 2001. Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.2% for the six months ended June 30, 2002 from 2.1% for the six months ended June 30, 2001.

      Operating income or loss. Operating income for the three months ended June 30, 2002 decreased $9.8 million to $1.2 million from $11.0 million for the three months ended June 30, 2001. Operating income decreased for the reasons discussed above. For the six months ended June 30, 2002 operating income decreased $11.5 million to $4.3 million from $15.8 million for the six months ended June 30, 2001. The decrease is due to the reasons discussed above.

      Interest Expense. Interest expense during the three months ended June 30, 2002 decreased $0.9 million to $9.9 million from $10.8 million for the three months ended June 30, 2001. The change in interest expense was primarily due to capitalized interest for capital projects in 2002. For the six months ended June 30, 2002 interest expense increased $9.7 million to $20.2 million from $10.5 million for the six months ended June 30, 2001. The increase was primarily due to borrowing required to fund the acquisition of the Hawesville facility in April 2001.

      Interest Income. Interest income during the three months ended June 30, 2002 decreased $375 to $58 from $433 for the three months ended June 30, 2001. For the six months ended June 30, 2002 interest income decreased $420 to $129 from $549 for the six months ended June 30, 2001. The change in interest income was a result of using available cash to fund the Hawesville acquisition in April 2001.

      Tax Provision/Benefit. Income tax benefit for the three months ended June 30, 2002 increased $3.5 million to $2.9 million from an expense of $0.6 million for the three months ended June 30, 2001. For the six months ended June 30, 2002 income tax benefit increased $7.5 million to an income tax benefit of $5.1 million from an income tax expense of $2.4 million for the six months ended June 30, 2001. The change in income taxes was a result of a pre-tax loss in the three and six months ended June 30, 2002 compared to pre-tax income in the three and six months ended June 30, 2001.

      Minority Interest. Minority Interest reflects Glencore's interest in the net operating results of Century Aluminum of Kentucky, LLC, which consists of amortization of the power contract. The limited liability company holds the power contract for the Hawesville facility, among other assets and liabilities.

      Net Income or loss. The Company had a net loss of $4.6 million and $8.1 million during the three and six months ended June 30, 2002, respectively, compared to net income of $1.3 million and $4.5 million for the three and six months ended June 30, 2001, respectively. The reason for the change in profitability are discussed above.

      Liquidity and Capital Resources

      The Company's statements of cash flows for the six months ended June 30, 2002 and 2001 are summarized below (dollars in thousands):

                                                           Six months ended
                                                               June 30,
                                                          2002          2001
                                                       ----------    ----------
Net cash provided by operating activities ............ $   20,205    $   25,089
Net cash used in investing activities ................    (10,852)     (370,824)
Net cash provided by (used in) financing
activities ...........................................     (2,558)      328,126
                                                       ----------    ----------
Increase (decrease) in cash .......................... $    6,795    $  (17,609)
                                                       ==========    ==========

      Operating activities generated $20.2 million during the first six months of 2002 primarily as a result of operating cash flow from the Hawesville and Berkeley operations. Operating activities generated $25.1 million in net cash during the first six months of 2001 as the result of increases in operating income, reductions in inventory and increases in accrued liabilities which were partially offset by increases in accounts receivable and reductions in trade payables.

      The Company's net cash used for investing activities was $10.9 million during the first six months of 2002. The cash was used for capital expenditures to purchase, modernize, and/or upgrade production equipment, maintain facilities and comply with environmental regulations. The Company's net cash used in investing activities was $370.8 million during the first six months of 2001. The cash was used primarily for the acquisition of the Hawesville facility and was partially offset by the proceeds from the sale to Glencore of the minority interest in the Hawesville facility.

      Net cash used in financing activities during the first six months of 2002 was used to fund common and preferred stock dividend payments. The Company's net cash provided from financing activities during the first six months of 2001 was $328.1 million. The cash from financing activities was primarily from borrowing and issuance of preferred stock related to the acquisition of the Hawesville facility.

Environmental Expenditures and Other Contingencies

      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $2.0 million and $1.8 million at June 30, 2002 and December 31, 2001, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

Pechiney Rolled Products, Inc., Century of West Virginia's principal customer, has publicly announced it is experiencing financial losses and that it is considering various alternatives to address its losses, including restructuring. If a restructuring should be undertaken, it could have a material adverse effect on the Company. No provision for loss has been made because a loss is not probable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

      The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company's market-based aluminum sales contracts. The Company's risk management activities do not include trading or speculative transactions. Although the Company has not materially participated in the purchase of call or put options, in cases where Century sells forward primary aluminum, it may purchase call options to benefit from price increases, which are significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

      The Company was party to a long-term supply agreement with Alcoa to purchase alumina through the end of 2006. The contract was unpriced from 2002 through 2006. The Company negotiated pricing with both Alcoa and Glencore which resulted in a more competitive agreement with Glencore. The new long-term supply agreements with Glencore, which replaced the Alcoa alumina agreement, will extend through 2006. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. This alumina supply agreement terminates in 2008. As part of its Hawesville acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract.

      At June 30, 2002, the Company had entered into 207.5 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2002 and 2003. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2002, the Company had financial instruments for 2.3 million DTH (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2002 through 2005.

      On a hypothetical basis a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.3 million after tax, respectively, on accumulated other comprehensive income for the six months ended June 30, 2002 as a result of the forward primary aluminum financial sale contracts entered into by the Company at June 30, 2002.

      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.7 million after tax, respectively, on accumulated other comprehensive income for the six months ended June 30, 2002 as a result of the forward natural gas financial purchase contracts entered into by the Company at June 30, 2002.

      Century monitors its overall position, and its metals and natural gas risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

      This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products. Because all of the Company's alumina contracts are indexed to the LME price for aluminum beginning in 2002, they act as a natural hedge for approximately 25% of the Company's production. Entering the year 2002, approximately 48% and 55% of the Company's production for the years 2002 and 2003, respectively, was either hedged by the alumina contracts or by fixed price forward delivery and financial sales contracts.

Interest Rates

      Interest Rate Risk. The Company's primary debt obligations are the outstanding Exchange Notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Exchange Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At June 30, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders -

At the annual meeting of Century Aluminum Company stockholders held on June 25, 2002, Craig A. Davis and William R. Hampshire were re-elected as directors of Century Aluminum Company to serve for three-year terms. Votes cast for Mr. Davis were 17,758,038 and votes withheld were 1,690,854, and votes cast for Mr. Hampshire were 19,326,660 and votes withheld were 122,232.

Additionally, a proposal to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditor for the fiscal year ending December 31, 2002 was approved. Total votes cast for the proposal were 18,895,116, votes cast against were 549,239 and there were 4,537 abstentions.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit
 Number                     Description
-------  -----------------------------------------------------------------------
 99.1    Certification of Chief Executive Officer

 99.2    Certification of Chief Financial Officer

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Century Aluminum Company

      Date: August 14, 2002      By:             /s/ Craig A. Davis
            -----------------          ----------------------------------------
                                                   Craig A. Davis
                                          Chairman/Chief Executive Officer


      Date: August 14, 2002      By:             /s/ David W. Beckley
            -----------------          ----------------------------------------
                                                   David W. Beckley
                                       Executive Vice-President/Chief Financial
                                                       Officer