Form 10-Q
period 2002-09-30
CENTURY ALUMINUM CO
filed 2002-11-14
CIK 949157

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2002.

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

Yes |X| No |_|

      The registrant had 20,554,302 shares of common stock outstanding at November 01, 2002.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.


                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            September 30,   December 31,
                                                                                                2002            2001
                                                                                            -------------   ------------
                                     ASSETS
Current Assets:
      Cash and cash equivalents ..........................................................    $  50,068       $ 13,388
      Accounts receivable, trade - net ...................................................       49,218         48,365
      Due from affiliates ................................................................       22,288         15,699
      Inventories ........................................................................       73,547         75,217
      Prepaid and other assets ...........................................................        6,830          3,918
                                                                                              ---------       --------
           Total current assets ..........................................................      201,951        156,587
Property, Plant and Equipment - net ......................................................      419,347        430,074
Intangible Asset - net ...................................................................      126,309        146,002
Due from Affiliates - Less current portion ...............................................        4,661          8,364
Other Assets .............................................................................       33,059         35,679
                                                                                              ---------       --------
           Total .........................................................................    $ 785,327       $776,706
                                                                                              =========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable, trade ............................................................    $  34,165       $ 42,394
      Due to affiliates ..................................................................       18,413          2,201
      Industrial revenue bonds ...........................................................        7,815          7,815
      Accrued and other current liabilities ..............................................       43,685         34,065
      Accrued employee benefits costs - current portion ..................................        8,541          7,800
                                                                                              ---------       --------
           Total current liabilities .....................................................      112,619         94,275
                                                                                              ---------       --------

Long Term Debt - net .....................................................................      321,746        321,446
Accrued Pension Benefits Costs - Less current portion ....................................        5,255          4,017
Accrued Postretirement Benefits Costs - Less current portion .............................       69,821         65,627
Other Liabilities ........................................................................        8,583         10,697
Deferred Taxes ...........................................................................       45,538         39,542
                                                                                              ---------       --------
           Total noncurrent liabilities ..................................................      450,943        441,329
                                                                                              ---------       --------

Minority Interest ........................................................................       19,979         23,917
Contingencies and Commitments (See Note 5)
Shareholders' Equity:
      Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding) ..........       25,000         25,000

      Common stock (one cent par value, 50,000,000 shares authorized; 20,554,302 and
        20,513,287 shares outstanding at September 30, 2002 and December 31, 2001,
        respectively) ....................................................................          206            205

      Additional paid-in capital .........................................................      168,958        168,414

      Accumulated other comprehensive income .............................................       11,230          6,752

      Retained earnings (deficit) ........................................................       (3,608)        16,814
                                                                                              ---------       --------

           Total shareholders' equity ....................................................      201,786        217,185
                                                                                              ---------       --------
           Total .........................................................................    $ 785,327       $776,706
                                                                                              =========       ========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                          Three months ended          Nine months ended
                                                                             September 30,              September 30,
                                                                       -----------------------     -----------------------
                                                                          2002          2001          2002          2001
                                                                       ---------     ---------     ---------     ---------

NET SALES:
    Third-party customers ......................................       $ 149,412     $ 156,638     $ 451,989     $ 399,856
    Related parties ............................................          27,580        26,733        84,440        83,124
                                                                       ---------     ---------     ---------     ---------
                                                                         176,992       183,371       536,429       482,980
Cost of Goods Sold .............................................         176,745       180,101       523,916       457,525
                                                                       ---------     ---------     ---------     ---------
Gross Profit ...................................................             247         3,270        12,513        25,455

Selling, General and Administrative Expenses ...................           4,282         3,943        12,221        10,305
                                                                       ---------     ---------     ---------     ---------
Operating Income (Loss) ........................................          (4,035)         (673)          292        15,150

Interest Expense ...............................................         (10,360)      (10,493)      (30,515)      (21,033)
Interest Income ................................................             111           235           240           784
Other Income (Expense) .........................................          (1,872)        3,264        (1,975)        3,203
Net Loss on Forward Contracts ..................................              --            --            --          (176)
                                                                       ---------     ---------     ---------     ---------

Loss Before Income Taxes and Minority Interest .................         (16,156)       (7,667)      (31,958)       (2,072)
Income Tax Benefit .............................................           7,079         2,519        12,187           111
                                                                       ---------     ---------     ---------     ---------
Net Loss Before Minority Interest ..............................          (9,077)       (5,148)      (19,771)       (1,961)

Minority Interest ..............................................           1,313         1,306         3,939         2,613
                                                                       ---------     ---------     ---------     ---------
Net Income (Loss) ..............................................          (7,764)       (3,842)      (15,832)          652

Preferred Dividends ............................................            (500)         (500)       (1,500)       (1,000)
                                                                       ---------     ---------     ---------     ---------

Net Loss Available to Common Shareholders ......................       $  (8,264)    $  (4,342)    $ (17,332)    $    (348)
                                                                       =========     =========     =========     =========

LOSS PER COMMON SHARE:
    Basic ......................................................       $   (0.40)    $   (0.21)    $   (0.84)    $   (0.02)
    Diluted ....................................................       $   (0.40)    $   (0.21)    $   (0.84)    $   (0.02)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ......................................................          20,554        20,513        20,554        20,459
                                                                       =========     =========     =========     =========
    Diluted ....................................................          20,554        20,513        20,554        20,459
                                                                       =========     =========     =========     =========
DIVIDENDS PER COMMON SHARE .....................................       $    0.05     $    0.05     $    0.15     $    0.15
                                                                       =========     =========     =========     =========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                    Nine months ended
                                                                                       September 30,
                                                                                 -----------------------
                                                                                   2002           2001
                                                                                 --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................................     $(15,832)     $     652
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ......................................       42,308         30,422
        Deferred income taxes ..............................................        6,684            183
        Pension and other postretirement benefits ..........................        6,173          5,703
        Inventory market adjustment ........................................        2,654          3,175
        Loss on disposal of assets .........................................          682             --
        Minority Interest ..................................................       (3,938)        (2,613)
        Change in operating assets and liabilities:
             Accounts receivable, trade - net ..............................         (853)        (5,106)
             Due from affiliates ...........................................        4,002          5,347
             Inventories ...................................................         (984)         4,079
             Prepaids and other assets .....................................       (1,317)           (15)
             Accounts payable, trade .......................................       (8,229)        (8,776)
             Due to affiliates .............................................       12,743         (2,138)
             Accrued and other current liabilities .........................        9,001         14,877
             Other - net ...................................................          742          1,071
                                                                                 --------      ---------
        Net cash provided by operating activities ..........................       53,836         46,861
                                                                                 --------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ...............................      (12,570)        (9,257)
   Proceeds from sale of property, plant and equipment .....................           --             22
   Divestitures ............................................................           --         98,971
   Acquisitions ............................................................           --       (464,176)
                                                                                 --------      ---------
        Net cash used in investing activities ..............................      (12,570)      (374,440)
                                                                                 --------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings ..............................................................           --        321,352
   Financing fees ..........................................................           --        (15,440)
   Dividends ...............................................................       (4,591)        (4,210)
   Issuance of common or preferred stock ...................................            5         25,000
                                                                                 --------      ---------
        Net cash provided by (used in) financing activities ................       (4,586)       326,702
                                                                                 --------      ---------
NET INCREASE (DECREASE) IN CASH ............................................       36,680           (877)

CASH, BEGINNING OF PERIOD ..................................................       13,388         32,962
                                                                                 --------      ---------
CASH, END OF PERIOD ........................................................     $ 50,068      $  32,085
                                                                                 ========      =========


                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

1.    General

      The Company's critical accounting policies are disclosed in Footnote 1 of the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As of September 30, 2002, there were no material changes to the significant accounting policies for the Company.

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2001. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, which are necessary for a fair presentation, in all material respects, of financial results for the interim periods presented. Operating results for the first nine months of 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain reclassifications of 2001 information were made to conform to the 2002 presentation.

2.    Inventories

      Inventories consist of the following:

                                                September 30,   December 31,
                                                     2002           2001
                                                -------------   ------------
          Raw materials ......................     $33,807        $36,686
          Work-in-process ....................      14,403         11,911
          Finished goods .....................       8,662         11,219
          Operating and other supplies .......      16,675         15,401
                                                   -------        -------
                                                   $73,547        $75,217
                                                   =======        =======

      At September 30, 2002 and December 31, 2001, approximately 76% and 79% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. The excess of LIFO cost (or market, if lower) over first in, first out ("FIFO") cost was approximately $598 at September 30, 2002. The excess of FIFO cost over LIFO cost (or market, if lower) of inventory was $3,374 at December 31, 2001.

3.    Intangible Asset

      The intangible asset consists of the power contract acquired in connection with the Company's acquisition of an aluminum reduction facility located in Hawesville, Kentucky in April 2001. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the expected annual benefits. As of September 30, 2002, the gross carrying amount of the intangible asset was $165,696 with accumulated amortization of $39,387. For the three month and nine month periods ended September 30, 2002, amortization expense for the intangible asset totaled $6,565 and $19,694, respectively. For the year ending December 31, 2002, the estimated aggregate amortization expense for the intangible asset will be $26,258.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

          Estimated Amortization Expense:
          For the year ending 12/31/03 .................    $19,710
          For the year ending 12/31/04 .................     12,448
          For the year ending 12/31/05 .................     14,600
          For the year ending 12/31/06 .................     12,914
          For the year ending 12/31/07 .................     13,686

4.    Debt

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. Payment obligations under the Notes are unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries") and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. The Company had unamortized bond discounts on the Notes of $3,254 and $3,554 at September 30, 2002 and December 31, 2001, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. The Company will suspend its common and preferred stock dividends beginning in the fourth quarter of 2002. This action is being taken because the Company is near the limits on allowable dividend payments under the covenants in its bond indenture. The Note guarantees rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

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

      Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are subject to a $30,000 reserve and limited to a borrowing base based upon certain eligible inventory and receivables. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky, LLC ("LLC")) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

subsidiary borrowers. Amounts outstanding under the Revolving Credit Facility bear interest, at the Company's option, at either a floating LIBOR rate or Fleet National Bank's base rate, in each case plus an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2002.

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed industrial revenue bonds ("IRBs") in the aggregate principal amount of $7,815. An affiliate of Glencore International AG, the Company's largest shareholder (together with its subsidiaries, "Glencore"), effectively purchased a 20% interest in the Hawesville facility from the Company on April 1, 2001. Under the terms of the agreement governing the sale, Glencore agreed to assume a pro rata portion of that debt and will pay a pro rata portion of service costs of the IRBs through its investment in the Hawesville facility. The IRBs mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at September 30, 2002 was 2.00%. Interest is paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

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

      Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI. The Company expects that the EPA will not require further work as a result of the RFI. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

      Kaiser owned and operated the Ravenswood Facility for approximately 30 years prior to its acquisition by Century of West Virginia. Many of the conditions that Century of West Virginia is

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

remedying exist because of activities that occurred during Kaiser's ownership and operation. Under the terms of the agreement to purchase the Ravenswood Facility ("Kaiser Purchase Agreement"), Kaiser retained the responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas. On February 12, 2002, Kaiser and certain wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code ("Kaiser Bankruptcy"). While the Company believes the Kaiser Bankruptcy will not relieve Kaiser of its obligations to do remediation work under government orders, the ultimate outcome of the Kaiser Bankruptcy is uncertain. Nevertheless, the Company does not expect the Kaiser Bankruptcy to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

      If on-site environmental liabilities relating to Southwire's pre-closing activities at the Hawesville facility that were not known to exist as of the date of the closing of the acquisition, become known within six years after the closing, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after the sixth anniversary of the closing of the Hawesville acquisition will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility.

      The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., which owns a direct 1% partnership interest in NSA Ltd. ("NSA") and an indirect 99% partnership interest in NSA through its wholly-owned subsidiary, Skyliner, Inc. NSA is the Kentucky limited partnership which owns the assets comprising the Hawesville facility. Metalsco previously owned certain assets which are unrelated to NSA, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-NSA assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing NSA's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by NSA which pre-date the closing of the acquisition.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,566 and $1,800 at September 30, 2002 and December 31, 2001, respectively. All accruals have been recorded without giving effect to any possible recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

      Other Contingency

      Pechiney Rolled Products, Inc., Century of West Virginia's principal customer, has publicly announced it is experiencing financial losses and that it is considering various alternatives to address its losses, including restructuring. If a restructuring should be undertaken, it could have a material adverse effect on the Company. Pechiney purchases between 23.0 and 27.0 million pounds of molten aluminum each month from Century of West Virginia on 30 day terms. No provision for loss has been made because a loss is not probable.

      Based on current market conditions and the performance of the equity markets, it appears likely that the Company's accumulated pension benefit obligation will exceed the fair value of the pension plan assets at year end. Under current accounting guidance, the Company would be required to record a minimum pension liability at year end. The amount of the minimum pension liability will vary depending on changes in market conditions, performance of pension investments for the remainder of the year, and the level of company contributions to the pension plans. Based on current market conditions and fair values of plan assets, Century expects a charge to shareholders' equity of approximately $7 to 10 million.

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

      The Hawesville facility currently purchases all of its power from Kenergy Corporation at fixed prices. Approximately 14% of the Hawesville facility's power requirements were unpriced in calendar year 2003 through 2005. The unpriced portion of the contract increases to approximately 26% in 2006. On June 26, 2002, the Company entered into a fixed price power supply agreement for the 14% of the power that was unpriced for calendar year 2003.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

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

      In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Pechiney Metal Agreement") with Pechiney that expires December 31, 2005. This contract will be automatically extended through July 31, 2007 provided that the Company's power contract is extended through that date. Pursuant to the Pechiney Metal Agreement, Pechiney purchases, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum at a variable price determined by reference to the U.S. Midwest Market Price. After July 31, 2003, Pechiney will have the right, upon 12 months notice, to reduce its purchase obligations under the contract by 50%.

      Concurrent with the Company's purchase of an additional 23% interest in the Mt. Holly facility from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

products per year. Selling prices under the Glencore Metal Agreement through December 31, 2001 were determined by a market-based formula while the remaining eight years are at a fixed price as defined in the agreement.

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

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
219.8 million pounds and 377.1 million pounds of primary aluminum at September 30, 2002 and December 31, 2001, respectively. Of these forward delivery contracts, 5.0 million pounds and 25.5 million pounds at September 30, 2002 and December 31, 2001, respectively, were with the Glencore Group.

      The Company was party to a long-term supply agreement with Alcoa to purchase alumina through the end of 2006. The contract was unpriced from 2002 through 2006. The Company negotiated pricing with both Alcoa and Glencore which resulted in a more competitive agreement with Glencore. The new long-term supply agreements with Glencore, which replaced the Alcoa alumina agreement, will extend through 2006. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of the Hawesville facility, the Company assumed a market based alumina supply agreement (the "Supply Agreement") with Kaiser Aluminum & Chemical Corporation ("Kaiser") which expires in 2005. In connection with its ongoing Chapter 11 bankruptcy proceedings, Kaiser filed a Motion for an Order Authorizing the Assumption of Certain Critical Customer Supply Contracts (the "Motion"). The Motion was granted by the Bankruptcy Court on August 27, 2002. As a result, Kaiser has assumed the Supply Agreement and cured all existing defaults thereunder. All of Kaiser's continuing obligations under the Supply Agreement are to be performed in the ordinary course of its business and any claims the Company has under the Supply Agreement will be afforded administrative expense claim status pursuant to Seciton 503 of the Bankruptcy Code.

      To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At September 30, 2002 and December 31, 2001, the Company had financial instruments, primarily with the Glencore Group, for 194.2 million pounds and 248.8 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2002 through 2003. The Company had no fixed price financial purchase contracts to purchase aluminum at September 30, 2002. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

corresponding to the intended usage of natural gas. At September 30, 2002 and December 31, 2001, the Company had financial instruments for 1.9 million and 3.1 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2002 through 2005. Based on the fair value of the Company's financial instruments as of September 30, 2002, accumulated other comprehensive income of $8,331 is expected to be reclassified to earnings over the next twelve month period.

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

7.    Supplemental Cash Flow Information

                                                     Nine months Ended
                                                       September 30,
                                                   ---------------------
                                                     2002         2001
                                                   --------     --------
          Cash paid for:
                Interest ....................       $18,534      $ 48
                Income taxes ................            --       466
          Cash received for:
                Interest ....................           240       784
                Income tax refunds ..........       $17,574      $ 31

8.    Acquisitions

      Effective April 1, 2001, the Company completed the acquisition of the Hawesville facility. The following table represents the unaudited pro forma results of operations for the nine months ended September 30, 2001 assuming the acquisition occurred on January 1, 2001. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

                                                        Nine months ended
                                                          September 30,
                                                              2001
                                                        -----------------
                                                           (unaudited)

          Net sales ....................................    $ 568,903
          Net income ...................................          (76)
          Net income available to common shareholders ..       (1,576)
          Earnings per share ...........................    $   (0.08)

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

9.    New Accounting Standards

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. There was no impact on the Company's Balance Sheet or Statement of Operations from the adoption of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing the details of this standard. The adoption of SFAS No. 143 is not expected to have a material impact on the company's consolidated statements of income or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." Effective January 1, 2002, the Company adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The provisions of this standard are generally to be applied prospectively. Adoption of the standard had no impact on the Company's consolidated statements of income or financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement establishes standards for accounting for costs associated with disposal activities, or with exit (or restructuring) activities. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing the details of this standard. The adoption of SFAS No. 146 is not expected to have a material impact on the company's consolidated statements of income or financial position.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

10.   Comprehensive Income

                                                                   Nine months ended
                                                                     September 30,
                                                                    2002        2001
                                                                 ---------------------
        Net Income (Loss) .....................................  $(15,832)     $   652
        Other Comprehensive Income (Loss):
            Net unrealized gain on financial instruments, net
            of tax of $(3,581) and $(6,130), respectively .....     6,304       11,093
            Net amount reclassified as income, net of tax
            of $1,105 and $0, respectively ....................    (1,826)          --
                                                                 --------      -------
        Comprehensive Income (Loss) ...........................  $(11,354)     $11,745
                                                                 ========      =======

11.   Consolidating Condensed Financial Information

      The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). Condensed consolidating financial information was not provided for the periods prior to the acquisition because: (i) Century Aluminum Company has no independent assets or operations, (ii) the guarantees are full and unconditional and joint and several, and (iii) for those periods, any subsidiaries of the Company other than the subsidiary guarantors were minor. As of September 30, 2002, as a result of the acquisition of the Hawesville facility, the Company indirectly holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC") and as such consolidates 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as "Minority Interest". LLC (the "Non-Guarantor Subsidiary") has not guaranteed the Exchange Notes, and the Company has not caused its indirect equity interests in the LLC to be pledged as collateral for the Exchange Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Exchange Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the nine months ended September 30, 2002 and 2001, the Company allocated total corporate expenses of $3.8 and $3.4 million to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

      Because the LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville facility. The Exchange Notes contain customary covenants limiting the ability of both the Company and the Guarantor Subsidiaries to pay dividends, incur additional debt, make investments, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

      The following summarized condensed consolidating balance sheets as of September 30, 2002, and December 31, 2001, condensed consolidating statements of operations for the three and nine months ended September 30, 2002 and 2001 (reflecting six months of activity at the Non-guarantor and recently acquired Guarantor subsidiaries for 2001), and the condensed consolidating statements of cash flows for the nine months ended September 30, 2002 and 2001 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiary operated as independent entities.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 2001

                                                           Combined       Combined
                                                          Guarantor     Non-Guarantor       The      Reclassifications
                                                         Subsidiaries   Subsidiaries      Company    and Eliminations  Consolidated
                                                         ------------   ------------      -------    ----------------  ------------
Assets:
Cash and cash equivalents ...........................     $   1,020       $      --       $ 12,368      $      --        $ 13,388
Accounts receivables, net ...........................        48,365              --             --             --          48,365
Due from affiliates .................................        56,711             838        366,855       (408,705)         15,699
Inventory ...........................................        46,649          28,568             --             --          75,217
Other current assets ................................         7,395              98          1,674         (5,249)          3,918
                                                          ---------       ---------       --------      ---------        --------
        Total current assets ........................       160,140          29,504        380,897       (413,954)        156,587
Investment in subsidiaries ..........................        95,670              --        208,419       (304,089)             --
Property, plant and equipment, net ..................       428,721             878            475             --         430,074
Intangible asset ....................................            --         146,002             --             --         146,002
Due from affiliates - Less current portion ..........         8,364              --             --             --           8,364
Other non-current assets ............................        20,467           1,674         16,784         (3,246)         35,679
                                                          ---------       ---------       --------      ---------        --------
         Total assets ...............................     $ 713,362       $ 178,058       $606,575      $(721,289)       $776,706
                                                          =========       =========       ========      =========        ========
Liabilities and shareholders' equity:
Accounts payable, trade .............................     $  19,922       $  22,472       $     --      $      --        $ 42,394
Due to affiliates ...................................            --           1,998         47,089        (46,886)          2,201
Industrial revenue bonds ............................            --           7,815             --             --           7,815
Accrued and other current liabilities ...............        16,437           5,269         17,680         (5,321)         34,065
Accrued employee benefits costs - current
portion .............................................         7,653             147             --             --           7,800
                                                          ---------       ---------       --------      ---------        --------
        Total current liabilities ...................        44,012          37,701         64,769        (52,207)         94,275
                                                          ---------       ---------       --------      ---------        --------

Long term debt - net ................................            --              --        321,446             --         321,446
Accrued Pension benefits Costs - less current
portion .............................................         1,555              --          2,462             --           4,017
Accrued Postretirement Benefits Costs - less
current portion .....................................        45,008          20,619             --             --          65,627
Other liabilities/Intercompany Loan .................       371,580             151            713       (361,747)         10,697
Deferred taxes ......................................        42,788              --             --         (3,246)         39,542
                                                          ---------       ---------       --------      ---------        --------
        Total non-current liabilities ...............       460,931          20,770        324,621       (364,993)        441,329
                                                          ---------       ---------       --------      ---------        --------

Minority interest ...................................            --              --             --         23,917          23,917

Shareholders' Equity:
Convertible preferred stock .........................            --              --         25,000             --          25,000
Common stock ........................................            59              --            205            (59)            205
Additional paid-in capital ..........................       226,996         139,281        168,414       (366,277)        168,414
Accumulated other comprehensive income ..............         6,752              --          6,752         (6,752)          6,752
Retained earnings (deficit) .........................       (25,388)        (19,694)        16,814         45,082          16,814
                                                          ---------       ---------       --------      ---------        --------
        Total shareholders' equity ..................       208,419         119,587        217,185       (328,006)        217,185
                                                          ---------       ---------       --------      ---------        --------
        Total liabilities and
        equity ......................................     $ 713,362       $ 178,058       $606,575      $(721,289)       $776,706
                                                          =========       =========       ========      =========        ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                            As of September 30, 2002

                                                               Combined       Combined
                                                              Guarantor     Non-Guarantor     The    Reclassifications
                                                             Subsidiaries   Subsidiaries    Company  and Eliminations   Consolidated
                                                             ------------   ------------    -------  ----------------   ------------
Assets:
Cash and cash equivalents .................................    $     620     $      --     $  49,448     $      --       $  50,068
Accounts receivables, net .................................       49,192            26            --            --          49,218
Due from affiliates .......................................       76,976         4,696       341,291      (400,675)         22,288
Inventory .................................................       52,059        21,488            --            --          73,547
Other current assets ......................................        4,095           520         4,544        (2,329)          6,830
                                                               ---------     ---------     ---------     ---------       ---------
           Total current assets ...........................      182,942        26,730       395,283      (403,004)        201,951
Investment in subsidiaries ................................       79,915            --       197,065      (276,980)             --
Property, plant and equipment, net ........................      415,598         3,442           307            --         419,347
Intangible asset ..........................................           --       126,309            --            --         126,309
Due from affiliates - Less current portion ................        4,661            --            --            --           4,661
Other non-current assets ..................................       18,414            --        16,216        (1,571)         33,059
                                                               ---------     ---------     ---------     ---------       ---------
           Total assets ...................................    $ 701,530     $ 156,481     $ 608,871     $(681,555)      $ 785,327
                                                               =========     =========     =========     =========       =========

Liabilities and shareholders' equity:

Accounts payable, trade ...................................    $  12,133     $  22,032     $      --     $      --       $  34,165
Due to affiliates .........................................       23,478            --        55,376       (60,441)         18,413
Industrial revenue bonds ..................................           --         7,815            --            --           7,815
Accrued and other current liabilities .....................       15,364         5,236        25,482        (2,397)         43,685
Accrued employee benefits costs - current portion .........        7,653           888            --            --           8,541
                                                               ---------     ---------     ---------     ---------       ---------
           Total current liabilities ......................       58,628        35,971        80,858       (62,838)        112,619
                                                               ---------     ---------     ---------     ---------       ---------
Long term debt - net ......................................           --            --       321,746            --         321,746
Accrued Pension benefits Costs - less current portion .....          594           634         4,027            --           5,255
Accrued Postretirement Benefits Costs - less current
portion ...................................................       47,540        21,827           454            --          69,821
Other liabilities/Intercompany loan .......................      350,594        (1,845)           --      (340,166)          8,583
Deferred taxes ............................................       47,109            --            --        (1,571)         45,538
                                                               ---------     ---------     ---------     ---------       ---------

           Total non-current liabilities ..................      445,837        20,616       326,227      (341,737)        450,943
                                                               ---------     ---------     ---------     ---------       ---------

Minority interest .........................................           --            --            --        19,979          19,979
Shareholders' Equity:
Convertible preferred stock ...............................           --            --        25,000            --          25,000
Common stock ..............................................           59            --           206           (59)            206
Additional paid-in capital ................................      226,997       139,281       168,958      (366,278)        168,958
Accumulated other comprehensive income ....................       11,230            --        11,230       (11,230)         11,230
Retained earnings (deficit) ...............................      (41,221)      (39,387)       (3,608)       80,608          (3,608)
                                                               ---------     ---------     ---------     ---------       ---------
           Total shareholders' equity .....................      197,065        99,894       201,786      (296,959)        201,786
                                                               ---------     ---------     ---------     ---------       ---------
           Total liabilities and equity ...................    $ 701,530     $ 156,481     $ 608,871     $(681,555)      $ 785,327
                                                               =========     =========     =========     =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Three months Ended September 30, 2002

                                                      Combined         Combined                    Reclassifications
                                                      Guarantor      Non-Guarantor       The             and
                                                     Subsidiaries    Subsidiaries      Company       Eliminations     Consolidated
                                                     ------------    ------------      -------       ------------     ------------
Net sales:
     Third-party customers .......................    $ 149,412        $     --        $    --        $      --        $ 149,412
     Related parties .............................       27,580              --             --               --           27,580
                                                      ---------        --------        -------        ---------        ---------
                                                        176,992              --             --               --          176,992
Cost of goods sold ...............................      170,180          64,391             --          (57,826)         176,745

Reimbursement from owners ........................           --         (57,870)            --           57,870               --
                                                      ---------        --------        -------        ---------        ---------
Gross profit (loss) ..............................        6,812          (6,521)            --              (44)             247
Selling, general and administrative
   expenses ......................................        4,282              --             --               --            4,282
                                                      ---------        --------        -------        ---------        ---------
Operating income (loss) ..........................        2,530          (6,521)            --              (44)          (4,035)
Interest income (expense), net ...................      (10,249)            (33)            --               33          (10,249)
Other income (expense), net ......................       (1,872)            (11)            --               11           (1,872)
                                                      ---------        --------        -------        ---------        ---------
Income (loss) before taxes and
   minority interest .............................       (9,591)         (6,565)            --               --          (16,156)
Income tax benefit ...............................        5,083              --             --            1,996            7,079
                                                      ---------        --------        -------        ---------        ---------
Net income (loss) before minority
   interest ......................................       (4,508)         (6,565)            --            1,996           (9,077)
Minority interest ................................           --              --             --            1,313            1,313
Equity earnings (loss) of subsidiaries ...........       (3,256)             --         (7,764)          11,020               --
                                                      ---------        --------        -------        ---------        ---------
Net income (loss) ................................    $  (7,764)       $ (6,565)       $(7,764)       $  14,329        $  (7,764)
                                                      =========        ========        =======        =========        =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Three Months Ended September 30, 2001

                                                  Combined
                                                  Recently
                                                Acquired and    Combined
                                                Newly Formed      Other         Combined              Reclassifications
                                                  Guarantor     Guarantor     Non-guarantor     The          and
                                                Subsidiaries   Subsidiaries   Subsidiaries    Company    Eliminations   Consolidated
                                                ------------   ------------   ------------    -------    ------------   ------------
Net sales:
     Third-party customers ..................    $  75,132      $  81,506       $     --      $    --      $      --     $ 156,638
     Related parties ........................          148         26,585             --           --             --        26,733
                                                 ---------      ---------       --------      -------      ---------     ---------
                                                    75,280        108,091             --           --             --       183,371
Cost of goods sold ..........................       69,521        104,491         87,863           --        (81,774)      180,101

Reimbursements from owners ..................           --             --        (82,190)          --         82,190            --
                                                 ---------      ---------       --------      -------      ---------     ---------
Gross profit (loss) .........................        5,759          3,600         (5,673)          --           (416)        3,270

Selling, general and administrative
   expenses .................................        2,909            590            971           --           (527)        3,943
                                                 ---------      ---------       --------      -------      ---------     ---------
Operating income (loss) .....................        2,850          3,010         (6,644)          --            111          (673)
Interest income (expense), net ..............      (10,095)            --            (52)          --           (111)      (10,258)
Other income (expense), net .................         (119)         3,221            162           --             --         3,264
                                                 ---------      ---------       --------      -------      ---------     ---------
Income (loss) before taxes and
   minority interest ........................       (7,364)         6,231         (6,534)          --             --        (7,667)
Income tax (expense) benefit ................        2,776         (2,244)            --           --          1,987         2,519
                                                 ---------      ---------       --------      -------      ---------     ---------
Net income (loss) before minority
   interest .................................       (4,588)         3,987         (6,534)          --          1,987        (5,148)
Minority interest ...........................           --             --             --           --          1,306         1,306
Equity earnings (loss) of subsidiaries ......       (3,241)            --             --       (3,842)         7,083            --
                                                 ---------      ---------       --------      -------      ---------     ---------
Net income (loss) ...........................    $  (7,829)     $   3,987       $ (6,534)     $(3,842)     $  10,376     $  (3,842)
                                                 =========      =========       ========      =======      =========     =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine months Ended September 30, 2002


                                                    Combined          Combined                     Reclassifications
                                                    Guarantor       Non-Guarantor        The              and
                                                   Subsidiaries     Subsidiaries       Company        Eliminations    Consolidated
                                                   ------------     ------------       -------        ------------    ------------
Net sales:
     Third-party customers ....................      $ 451,989        $      --        $     --        $      --        $ 451,989
     Related parties ..........................         84,440               --              --               --           84,440
                                                     ---------        ---------        --------        ---------        ---------
                                                       536,429               --              --               --          536,429
Cost of goods sold ............................        504,222          190,432              --         (170,738)         523,916

Reimbursement from owners .....................             --         (170,876)             --          170,876               --
                                                     ---------        ---------        --------        ---------        ---------
Gross profit (loss) ...........................         32,207          (19,556)             --             (138)          12,513
Selling, general and administrative
   expenses ...................................         12,221               --              --               --           12,221
                                                     ---------        ---------        --------        ---------        ---------
Operating income (loss) .......................         19,986          (19,556)             --             (138)             292
Interest income (expense), net ................        (30,275)             (99)             --               99          (30,275)
Other income (expense), net ...................         (1,975)             (39)             --               39           (1,975)
                                                     ---------        ---------        --------        ---------        ---------
Income (loss) before taxes and
   minority interest ..........................        (12,264)         (19,694)             --               --          (31,958)
Income tax benefit ............................          6,200               --              --            5,987           12,187
                                                     ---------        ---------        --------        ---------        ---------
Net income (loss) before minority
   interest ...................................         (6,064)         (19,694)             --            5,987          (19,771)
Minority interest .............................             --               --              --            3,939            3,939
Equity earnings (loss) of subsidiaries ........         (9,768)              --         (15,832)          25,600               --
                                                     ---------        ---------        --------        ---------        ---------
Net income (loss) .............................      $ (15,832)       $ (19,694)       $(15,832)       $  35,526        $ (15,832)
                                                     =========        =========        ========        =========        =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  For the Nine Months Ended September 30, 2001

                                             Combined
                                             Recently
                                           Acquired and
                                           Newly Formed      Combined         Combined               Reclassifications
                                             Guarantor    Other Guarantor   Non-guarantor     The           and
                                           Subsidiaries    Subsidiaries     Subsidiaries    Company     Eliminations    Consolidated
                                           ------------    ------------     ------------    -------     ------------    ------------
Net sales:
     Third-party customers .............    $ 153,863        $ 245,993        $      --     $    --       $      --       $ 399,856
     Related parties ...................          177           82,947               --          --              --          83,124
                                            ---------        ---------        ---------     -------       ---------       ---------
                                              154,040          328,940               --          --              --         482,980
Cost of goods sold .....................      135,675          309,203          168,839          --        (156,192)        457,525

Reimbursements from owners .............           --               --         (157,243)         --         157,243              --
                                            ---------        ---------        ---------     -------       ---------       ---------
Gross profit (loss) ....................       18,365           19,737          (11,596)         --          (1,051)         25,455
Selling, general and administrative
   expenses ............................        8,082            1,854            1,518          --          (1,149)         10,305
                                            ---------        ---------        ---------     -------       ---------       ---------

Operating income (loss) ................       10,283           17,883          (13,114)         --              98          15,150
Interest income (expense), net .........      (20,028)              --             (123)         --             (98)        (20,249)
Other income (expense), net ............          (11)           2,868              170          --              --           3,027
                                            ---------        ---------        ---------     -------       ---------       ---------
Income (loss) before taxes and
   minority interest ...................       (9,756)          20,751          (13,067)         --              --          (2,072)
Income tax (expense) benefit ...........        3,609           (7,471)              --          --           3,973             111
                                            ---------        ---------        ---------     -------       ---------       ---------
Net income (loss) before minority
   interest ............................       (6,147)          13,280          (13,067)         --           3,973          (1,961)
Minority interest ......................           --               --               --          --           2,613           2,613
Equity earnings (loss) of
   subsidiaries ........................       (6,481)              --               --         652           5,829              --
                                            ---------        ---------        ---------     -------       ---------       ---------
Net income (loss) ......................    $ (12,628)       $  13,280        $ (13,067)    $   652       $  12,415       $     652
                                            =========        =========        =========     =======       =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine months Ended September 30, 2002

                                                         Combined        Combined
                                                         Guarantor    Non-guarantor      The      Reclassifications
                                                        Subsidiaries   Subsidiaries    Company    and Eliminations  Consolidated
                                                        ------------   ------------    -------    ----------------  ------------

Net cash provided by operating activities ...........     $ 53,476       $   360       $     --       $      --       $ 53,836
                                                          --------       -------       --------       ---------       --------

Investing activities:
   Purchase of property, plant and
    equipment, net ..................................       (9,788)       (2,782)            --              --        (12,570)
                                                          --------       -------       --------       ---------       --------
   Net cash used in investing activities ............       (9,788)       (2,782)            --              --        (12,570)
                                                          --------       -------       --------       ---------       --------

Financing activities:
   Dividends ........................................           --            --         (4,591)             --         (4,591)
   Intercompany transactions ........................      (44,088)        2,422         41,666              --             --
   Issuance of common or preferred stock ............           --            --              5              --              5
                                                          --------       -------       --------       ---------       --------
Net cash provided by (used in) financing
 activities .........................................      (44,088)        2,422         37,080              --         (4,586)
                                                          --------       -------       --------       ---------       --------
Net increase (decrease) in cash .....................         (400)           --         37,080              --         36,680
Cash, beginning of period ...........................        1,020            --         12,368              --         13,388
                                                          --------       -------       --------       ---------       --------
Cash, end of period .................................     $    620       $    --       $ 49,448       $      --       $ 50,068
                                                          ========       =======       ========       =========       ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
              Nine Month Periods Ended September 30, 2002 and 2001
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  For the Nine Months Ended September 30, 2001

                                             Combined
                                             Recently
                                           Acquired and
                                           Newly Formed     Combined        Combined
                                             Guarantor   Other Guarantor  Non-guarantor      The      Reclassifications
                                           Subsidiaries   Subsidiaries    Subsidiaries     Company    and Eliminations  Consolidated
                                           ------------   ------------    ------------     -------    ----------------  ------------

Net cash provided by (used in)
 operating activities ...................    $  37,109       $ 12,832       $(3,080)      $      --       $      --      $  46,861
                                             ---------       --------       -------       ---------       ---------      ---------

Investing activities:
   Purchase of property, plant and
    equipment, net ......................           --         (9,133)         (150)             48              --         (9,235)
   Divestitures .........................       98,971             --            --              --              --         98,971
   Acquisition of the Hawesville
    Facility, net .......................     (464,176)            --            --              --              --       (464,176)
                                             ---------       --------       -------       ---------       ---------      ---------
   Net cash provided by (used in)
    investing activities ................     (365,205)        (9,133)         (150)             48              --       (374,440)
                                             ---------       --------       -------       ---------       ---------      ---------

Financing activities:
   Borrowings, third party ..............           --             --            --         321,352              --        321,352
   Financing fees .......................           --             --            --         (15,440)             --        (15,440)
   Dividends ............................           --             --            --          (4,210)             --         (4,210)
   Intercompany transactions ............      328,096        (36,661)        3,230        (294,665)             --             --
   Issuance of preferred stock ..........           --             --            --          25,000              --         25,000
                                             ---------       --------       -------       ---------       ---------      ---------
Net cash provided by (used in)
 financing activities ...................      328,096        (36,661)        3,230          32,037              --        326,702
                                             ---------       --------       -------       ---------       ---------      ---------
Net increase (decrease) in cash .........           --        (32,962)           --          32,085              --           (877)
Cash, beginning of period ...............           --         32,962            --              --              --         32,962
                                             ---------       --------       -------       ---------       ---------      ---------
Cash, end of period .....................    $      --       $     --       $    --       $  32,085       $      --      $  32,085
                                             =========       ========       =======       =========       =========      =========

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

      Century's financial highlights include (in thousands, except per share data):

                                              Three months ended             Nine months ended
                                                 September 30,                 September 30,
                                           ------------------------      ------------------------
                                              2002           2001           2002           2001
                                           ---------      ---------      ---------      ---------
Net sales
   Third-party customers ..............    $ 149,412      $ 156,638      $ 451,989      $ 399,856
   Related party customers ............       27,580         26,733         84,440         83,124
                                           ---------      ---------      ---------      ---------
Total .................................    $ 176,992      $ 183,371      $ 536,429      $ 482,980
                                           =========      =========      =========      =========

Net income (loss) .....................    $  (7,764)     $  (3,842)     $ (15,832)     $     652
Net loss available to common
   shareholders .......................    $  (8,264)     $  (4,342)     $ (17,332)     $    (348)
Loss per share - basic ................    $   (0.40)     $   (0.21)     $   (0.84)     $   (0.02)

      Net sales. Net sales for the three months ended September 30, 2002 decreased $6.4 million or 3.5% to $177.0 million from $183.4 million for the same period in 2001. The decrease of $8.4 million was primarily the result of a lower market price of aluminum, which was partially offset by $2.0 million due to higher shipment volume. Net Sales for the nine months ended September 30, 2002 increased $53.4 million or 11.1% to $536.4 million from $483.0 million for the nine months ended September 30, 2001. The increase was primarily the result of increased shipment volume due to the acquisition of the Hawesville facility on April 1, 2001. Increased shipment volume accounted for $90.2 million, which was partially offset by a $36.8 million decrease due to lower market prices for primary aluminum.

      Gross profit. Gross profit for the three months ended September 30, 2002 decreased $3.1 million to $0.2 million from $3.3 million for the three months ended September 30, 2001. The decrease was primarily the result of lower market prices for primary aluminum. Cost of goods sold increased slightly due to increased sales volume, an unfavorable LCM adjustment, higher depreciation and insurance expense for the period, offset by reduced raw material costs. For the nine months ended September 30, 2002, gross profit decreased $13.0 million to $12.5 million from $25.5 million for the same period in 2001. This decrease is primarily the result of additional depreciation and amortization expense related to the Hawesville facility. In addition, a portion of the decrease is due to lower gross margins on increased sales volume, primarily due to lower market prices for primary aluminum.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2002 increased $0.4 million to $4.3 million from $3.9 million for the three months ended September 30, 2001. Selling, general and administrative expenses increased primarily due to increased insurance expenses in 2002. For the nine months ended September 30, 2002, selling, general, and administrative expenses increased $1.9 million to $12.2 million from $10.3 million for the nine months ended September 30, 2001. Selling, general and administrative expenses as a percentage of revenue increased slightly to 2.3% for the nine months ended September 30, 2002 from 2.1% for the nine months ended September 30, 2001.

      Operating income or loss. Operating loss for the three months ended September 30, 2002 increased $3.3 million to a $4.0 million loss from a $0.7 million loss for the three months ended September 30, 2001. Operating loss increased for the reasons discussed above. For the nine months ended September 30, 2002 operating income decreased $14.9 million to $0.3 million from $15.2 million for the nine months ended September 30, 2001. The decrease is due to the reasons discussed above.

      Interest Expense. Interest expense during the three months ended September 30, 2002 did not change materially from the three months ended September 30, 2001. For the nine months ended September 30, 2002 interest expense increased $9.5 million to $30.5 million from $21.0 million for the nine months ended September 30, 2001 reflecting the additional three months of borrowing in 2002 required to fund the acquisition of the Hawesville facility in April 2001.

      Interest Income. Interest income during the three months ended September 30, 2002 decreased $0.1 million to $0.1 million from $0.2 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 interest income decreased $0.5 million to $0.3 million from $0.8 million for the nine months ended September 30, 2001. The change in interest income was a result of using available cash to fund the Hawesville acquisition in April 2001.

      Tax Provision/Benefit. Income tax benefit for the three months ended September 30, 2002 increased $4.6 million to $7.1 million from $2.5 million for the three months ended September 30, 2001. For the nine months ended September 30, 2002 income tax benefit increased $12.1 million to an income tax benefit of $12.2 million from an income tax benefit of $0.1 million for the nine months ended September 30, 2001. The change in income taxes was primarily the result of a larger pre-tax loss in the three and nine months ended September 30, 2002 compared to pre-tax loss in the three and nine months ended September 30, 2001. Additionally, a portion of the increase in benefit is due to a reduction in estimated income taxes of $1.5 million in September 2002.

      Minority Interest. Minority interest reflects Glencore's interest in the net operating results of Century Aluminum of Kentucky, LLC, which consists of amortization of the power contract. The limited liability company holds the power contract for the Hawesville facility, among other assets.

      Net Income or loss. The Company had a net loss of $7.8 million and $15.8 million during the three and nine months ended September 30, 2002, respectively, compared to a net loss of $3.8 million for the three months ended September 30, 2001 and net income of $0.7 million for the nine months ended September 30, 2001. The reasons for the change in profitability are discussed above.

      Liquidity and Capital Resources

      Revolving Credit Facility

      The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. The Company expects the borrowing base, less the reserve, will permit the Company to borrow approximately $45.0 to $50.0 million under the revolving credit facility.

      Working Capital

      Working capital was $89.3 million at September 30, 2002. The Company believes that its working capital will be consistent with past experience and that borrowing availability under the revolving credit facility should be sufficient to meet working capital needs.

      Historical

      The Company's statements of cash flows for the nine months ended September 30, 2002 and 2001 are summarized below (dollars in thousands):

                                                                  Nine months ended
                                                                    September 30,
                                                                  2002         2001
                                                               ---------    ---------

      Net cash provided by operating activities ............   $  53,836    $  46,861
      Net cash used in investing activities ................     (12,570)    (374,440)
      Net cash provided by (used in) financing activities ..      (4,586)     326,702
                                                               ---------    ---------
      Increase (decrease) in cash ..........................   $  36,680    $    (877)
                                                               =========    =========

      Operating activities generated $53.8 million in net cash during the first nine months of 2002 primarily as a result of operating cash flow from the Hawesville and Berkeley operations and tax refunds of $17.6 million received during the year. Operating activities generated $46.9 million in net cash during the first nine months of 2001 as a result of operating income, reductions in inventory and increases in accrued liabilities which were partially offset by increases in accounts receivable and reductions in trade payables.

      The Company's net cash used for investing activities was $12.6 million during the first nine months of 2002. The cash was used for capital expenditures to purchase, modernize, and/or upgrade production equipment, maintain facilities and comply with environmental regulations. The Company's net cash used in investing activities was $374.4 million during the first nine months of 2001. The cash was used primarily for the acquisition of the Hawesville facility and was partially offset by the proceeds from the sale to Glencore of the minority interest in the Hawesville facility.

      Net cash used in financing activities during the first nine months of 2002 was used to fund common and preferred stock dividend payments. Century will suspend its common and preferred stock dividends beginning in the fourth quarter of 2002. This action is being taken because the company is near the limits on allowable dividend payments under the covenants in its bond indenture. The Company's net cash provided from financing activities during the first nine months of 2001 was $326.7 million. The cash from financing activities was primarily from borrowing and issuance of preferred stock related to the acquisition of the Hawesville facility.

Environmental Expenditures and Other Contingencies

      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.6 million and $1.8 million at September 30, 2002 and December 31, 2001, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

      Pechiney Rolled Products, Inc., Century of West Virginia's principal customer, has publicly announced it is experiencing financial losses and that it is considering various alternatives to address its losses, including restructuring. If a restructuring should be undertaken, it could have a material adverse effect on the Company. Pechiney purchases between 23.0 and 27.0 million pounds of molten aluminum each month from Century of West Virginia on 30 day terms. No provision for loss has been made because a loss is not probable.

Critical Accounting Policies

      The Company's critical accounting policies are disclosed in Footnote 1 of the audited consolidated financial statements contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001. As of September 30, 2002, there were no material changes to the significant accounting policies for the Company.

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

      Based on current market conditions and the performance of the equity markets, it appears likely that the Company's accumulated pension benefit obligation will exceed the fair value of the pension plan assets at year end. Under current accounting guidance, the Company would be required to record a minimum pension liability at year end. The amount of the minimum pension liability will vary depending on changes in market conditions, performance of pension investments for the remainder of the year, and the level of company contributions to the pension plans. Based on current market conditions and fair values of plan assets, Century expects a charge to shareholders' equity of approximately $7 to 10 million.

New Accounting Standards

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which became effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. There was no impact on the Company's Balance Sheet or Statement of Operations from the adoption of SFAS No. 142.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing the details of this standard. The adoption of SFAS No. 143 is not expected to have a material impact on the company's consolidated statements of income or financial position.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long Lived Assets." Effective January 1, 2002, the Company adopted SFAS No. 144. This statement addresses financial accounting and reporting for the impairment and disposal of long-lived assets. The provisions of this standard are generally to be applied prospectively. Adoption of the standard had no impact on the Company's consolidated statements of income or financial position.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement establishes standards for accounting for costs associated with disposal activities, or with exit (or restructuring) activities. The standard is required to be adopted by the Company beginning January 1, 2003. The Company is currently assessing the details of this standard. The adoption of SFAS No. 146 is not expected to have a material impact on the company's consolidated statements of income or financial position.

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

      The Company was party to a long-term supply agreement with Alcoa to purchase alumina through the end of 2006. The contract was unpriced from 2002 through 2006. The Company negotiated pricing with both Alcoa and Glencore which resulted in a more competitive agreement with Glencore. The new long-term supply agreements with Glencore, which replaced the Alcoa alumina agreement, will extend through 2006. These new agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. This alumina supply agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of the Hawesville facility, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a market-based contract. The Company has received assurances from Kaiser Management that, despite the Kaiser bankruptcy, Kaiser will continue to perform under this alumina supply agreement. The contract has been assumed in the bankruptcy process.

      At September 30, 2002, the Company had entered into 194.2 million pounds of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates during 2002 and 2003. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At September 30, 2002, the Company had financial instruments for
1.9 million DTH (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2002 through 2005.

      On a hypothetical basis a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.2 million after tax, respectively, on accumulated other comprehensive income for the nine months ended September 30, 2002 as a result of the forward primary aluminum financial sale contracts entered into by the Company at September 30, 2002.

      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.6 million after tax, respectively, on accumulated other comprehensive income for the nine months ended September 30, 2002 as a result of the forward natural gas financial purchase contracts entered into by the Company at September 30, 2002.

      Century monitors its overall position, and its metals and natural gas risk management activities are subject to the management, control and direction of senior management. Risk management activities are regularly reported to the Board of Directors of Century.

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

Interest Rates

      Interest Rate Risk. The Company's primary debt obligations are the outstanding Exchange Notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Exchange Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At September 30, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

Item 4. Controls and Procedures

a. Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information to be included in the Company's reports required to be filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

Part II. OTHER INFORMATION

Item 5. Other Information

      The Company's chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Form 10-Q that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits - None.

      (b) Reports on Form 8-K - The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Century Aluminum Company

       Date:  November 14, 2002       By:           /s/ Craig A. Davis
                                           -------------------------------------
                                                      Craig A. Davis
                                             Chairman/Chief Executive Officer


       Date:  November 14, 2002       By:          /s/ David W. Beckley
                                           -------------------------------------
                                                     David W. Beckley
                                                  Executive Vice-President/
                                                   Chief Financial Officer

                                  CERTIFICATION

I, Craig A. Davis, Chairman of the Board and Chief Executive Officer of Century Aluminum Company (Century), certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Century;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Century as of, and for, the periods presented in this quarterly report;

      4. Century's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Century and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to Century, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of Century's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Century's other certifying officer and I have disclosed, based on our most recent evaluation, to Century's auditors and the audit committee of Century's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect Century's ability to record, process, summarize and report financial data and have identified for Century's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in Century's internal controls; and

      6. Century's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  November 14, 2002                /s/  CRAIG A. DAVIS
                                        --------------------------------
                                        Title: Chairman of the Board and
                                               Chief Executive Officer

I, David W. Beckley, Executive Vice President and Chief Financial Officer of Century Aluminum Company (Century), certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Century;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Century as of, and for, the periods presented in this quarterly report;

      4. Century's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Century and we have:

            a) designed such disclosure controls and procedures to ensure that material information relating to Century, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            b) evaluated the effectiveness of Century's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. Century's other certifying officer and I have disclosed, based on our most recent evaluation, to Century's auditors and the audit committee of Century's board of directors (or persons performing the equivalent function):

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect Century's ability to record, process, summarize and report financial data and have identified for Century's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in Century's internal controls; and

      6. Century's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses


Date:  November 14, 2002                  /s/  DAVID W. BECKLEY
                                          ----------------------------------
                                          Title: Executive Vice President
                                                 and Chief Financial Officer