Form 10-K
period 2002-12-31
CENTURY ALUMINUM CO
filed 2003-03-24
CIK 949157

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------

                                    FORM 10-K

             [X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-27918
                              --------------------

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

                               TITLE OF EACH CLASS
                               -------------------
                     COMMON STOCK, $0.01 PAR VALUE PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month's (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         As of February 28, 2003, 21,070,210 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $181,041,837.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         All or a portion of Items 10 through 13 in Part III of this Form 10-K are incorporated by reference to the Registrant's definitive proxy statement on
Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant's Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

================================================================================

                                     PART I.
FORWARD-LOOKING STATEMENTS

         This Annual Report on Form 10-K contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as "expects," "anticipates," "plans," "believes," "projects," "estimates," "should," "will," and "potential" and variations of such words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under "Part I, Item 1 -- Business," "Part II, Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Part II,
Item 8 -- Financial Statements and Supplementary Data," and:

         - the Company's significant indebtedness and its ability to service its indebtedness;

         - the cyclical nature of the aluminum industry and the end use markets it serves;

         -   general economic and business conditions;

         - efficient utilization of the Company's production facilities and equipment;

         - the cost and availability of raw materials, power and skilled labor;

         - disruptions of production as a result of labor disputes, loss of power or for other reasons;

         - the Company's dependence on a few major customers and suppliers;

         -   impact from environmental liabilities;

         - the Company's ability to successfully implement its business strategy; and

         -   the availability and cost of insurance.

         Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above should be considered when reading any forward-looking statements in this filing. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

ITEM 1. BUSINESS

OVERVIEW

         Century Aluminum Company ("Century" or the "Company") is a leading North American producer of primary aluminum. The Company's aluminum reduction facilities produce premium and commodity grade primary aluminum products ranging from molten aluminum to premium cast products such as high-purity foundry ingot and billet. Century is the second largest primary aluminum producer in the United States, behind Alcoa Inc. (together with its affiliates, "Alcoa"), having produced over 1.0 billion pounds of primary aluminum in 2002 with net sales of $711.3 million.

         The Company currently owns all or part of three domestic primary aluminum production facilities, which are located in Hawesville, Kentucky, Ravenswood, West Virginia and Mt. Holly, South Carolina. See "Facilities and Production."

         The Mt. Holly production facility is located in Mt. Holly, South Carolina. The Mt. Holly facility, built in 1980, is the most recently constructed aluminum reduction facility in the United States. In April of 2000, Century increased its ownership interest in the Mt. Holly facility by 23% to 49.67%. The facility is operated by Alcoa, the Company's co-owner in the Mt. Holly facility. The Mt. Holly facility has an annual production capacity of 489 million pounds of primary aluminum, and Century's interest represents 243 million pounds of that capacity.

         The Ravenswood production facility is located in Ravenswood, West Virginia. The Ravenswood facility, which the Company owns entirely, began operations in 1957 and is located on the Ohio River. The Ravenswood facility has an annual production capacity of 375 million pounds of primary aluminum.

         The Company acquired NSA Ltd. ("NSA") on April 1, 2001 from the Southwire Company ("Southwire"), a privately-held wire and cable manufacturing company. NSA owns an aluminum reduction facility in Hawesville, Kentucky ("Hawesville facility"). The Hawesville facility began operations in 1970 with four potlines. A fifth potline was added in 1999, increasing the annual production capacity at the facility to 538 million pounds of primary aluminum. In connection with the acquisition, the Company sold a 20% interest in the Hawesville facility to an affiliate of Glencore International AG, Century's largest shareholder, ("Glencore" and, together with its subsidiaries, the "Glencore Group"). Century's 80% interest in the Hawesville facility increased the Company's overall production capacity by 430 million pounds. In January 2003, the Company announced plans to purchase the 20% interest in the Hawesville facility owned by Glencore ("Glencore's Hawesville interest"), see Note 2 to the Consolidated Financial Statements. This acquisition will increase the Company's overall annual production capacity by 108 million pounds.

         The Company's strategic objectives are to grow its primary aluminum business by pursuing opportunities to acquire primary aluminum reduction facilities which offer favorable cost structures and diversify the Company's geographic presence, and upstream integration opportunities into bauxite mining and alumina refining. To better focus on the production of primary aluminum, the Company sold its aluminum rolling and fabrication operations to Pechiney Rolled Products, LLC ("Pechiney") in September 1999.

         Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore. In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2002, the Glencore Group owned 37.6% of Century's common shares outstanding and 100% of Century's outstanding convertible preferred stock. Based upon its common and preferred stock ownership, the Glencore Group beneficially owns 41.5% of Century's common stock.

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

         The following table shows primary aluminum shipments from the Ravenswood facility during each of the periods indicated:

                 Ravenswood Facility Primary Aluminum Shipments
                             (In Millions of Pounds)

                                                                  Year Ended December, 31
                                                                  -----------------------
                                                                 2000      2001      2002
                                                                 ----      ----      ----
Molten aluminum.........................................         335.8     291.3     309.1
Commodity-ingot primary aluminum........................          41.6      73.6      72.5
                                                                 -----     -----     -----
         Total..........................................         377.4     364.9     381.6
                                                                 =====     =====     =====


         Since January 1, 2002, the alumina used at the Ravenswood facility has been supplied by Glencore under a five-year contract at a variable price determined by reference to the quoted London Metals Exchange ("LME") market price for primary aluminum. The Company purchases the electricity used at the Ravenswood facility under a fixed-price power supply contract with Ohio Power, a subsidiary of American Electric Power, which extends through July 31, 2003. The Company has entered into a new fixed-price power supply contract with Ohio Power, terminating not later than December 31, 2005, effective at the expiration of the current contract.

    Mt. Holly Facility

         The Mt. Holly facility, built in 1980, is the most recently constructed aluminum reduction facility in the United States. The facility consists of two potlines with a total annual production capacity of 489 million pounds and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other premium primary aluminum products. Premium primary aluminum products are sold at higher prices than commodity-priced primary aluminum. The Company's 49.67% interest represents 243 million pounds of that production capacity. Alumina used in the production process is delivered by ocean vessel, unloaded at the port of Charleston, approximately 15 miles from the Mt. Holly facility, and then transported to the facility by train.

         Century's interest in the Mt. Holly facility is held through its wholly owned indirect subsidiary, Berkeley Aluminum, Inc. ("Berkeley"). Effective April 1, 2000, the Company increased its 26.7% interest in the Mt. Holly facility to 49.67% when Berkeley purchased an additional 23% interest from Xstrata Aluminum Corporation ("Xstrata"), a wholly owned subsidiary of Xstrata AG, for $94.7 million. Glencore is a major shareholder of Xstrata AG. Under the current Mt. Holly ownership structure, the Company holds, through Berkeley, an undivided 49.67% interest in the property, plant and equipment comprising the aluminum reduction operations at the Mt. Holly facility and an equivalent share in the general partnership responsible for the operation and maintenance of the facility. Alcoa owns the remaining 50.3% interest in the Mt. Holly facility and an equivalent share of the operating partnership. Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility, while each partner supplies its own alumina for conversion to primary aluminum. Each partner is responsible for its proportionate share of operational and maintenance costs.

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

         The following table shows primary aluminum shipments from the Mt. Holly facility during each of the periods indicated:

                  Mt. Holly Facility Primary Aluminum Shipments
                             (In Millions of Pounds)

                                                                             Year Ended December, 31
                                                                          ----------------------------
                                                                          2000(1)      2001       2002
                                                                          -------      ----       ----
Commodity-ingot primary aluminum...................................        107.4       104.1      113.4
Rolling ingot, foundry alloys and extrusion billets................         96.8       130.6      122.7
                                                                           -----       -----      -----
         Total.....................................................        204.2       234.7      236.1
                                                                           =====       =====      =====

------------------
(1) The Company acquired an additional 23.0% interest in the Mt. Holly facility in April 2000.

         Since January 1, 2002, Glencore has supplied all of the Company's alumina requirements for the Mt. Holly facility, of which approximately half is supplied under a new five year supply contract which expires December 31, 2007 and the remainder is supplied under an existing contract which runs through January 31, 2008. The price under both of the supply contracts is determined by reference to the quoted LME market price for primary aluminum.

         Alcoa, which operates the Mt. Holly facility, purchases all of the facility's power requirements from the South Carolina Public Service Authority under a power supply contract that expires at the end of 2005. The prices for the power purchased under this contract are fixed, subject to a Fuel Cost Adjustment Clause.

    Hawesville Facility

         The Hawesville facility, which began operations in 1970, is strategically located adjacent to the Ohio River near Hawesville, Kentucky. The current capacity of the facility is 538 million pounds. Alumina used in the production process is shipped by river barge and unloaded at the facility's dock on the Ohio River.

         Under the Hawesville Owners' Agreement between Century and Glencore, Century is entitled to an 80% pro rata portion of the annual production capacity of the Hawesville facility which equals approximately 430 million pounds. The original four potlines at the Hawesville facility are specially configured and operated so as to produce primary aluminum with a high purity level. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to the purity of standard grade aluminum which is approximately 99.7%. The high purity primary aluminum produced by the four original potlines at the Hawesville facility provides the high conductivity required by Hawesville's largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications. Standard grade aluminum would require the added expense of a chemical treatment to achieve the same level of conductivity. The newly installed fifth potline at the Hawesville facility produces standard grade aluminum. In January 2003, the Company announced plans to purchase Glencore's Hawesville interest, see Note 2 to the Consolidated Financial Statements.

This acquisition will increase the Company's overall production capacity by 108 million pounds.

         The Hawesville facility produces primary aluminum in molten, ingot and sow form. The following table shows primary aluminum shipments from the Hawesville facility during each of the periods indicated:

                 Hawesville Facility Primary Aluminum Shipments
                             (In Millions of Pounds)

                                                                               Year Ended December, 31
                                                                           -------------------------------
                                                                           2000        2001(1)     2002(2)
                                                                           ----        -------     -------
Molten aluminum...................................................         280.7        295.9       303.2
Ingot, pig and sow................................................         206.6        166.3       114.7
Foundry alloys....................................................          54.1         69.9       116.2
                                                                           -----        -----       -----
         Total....................................................         541.4        532.1       534.1
                                                                           =====        =====       =====

-------------------
(1) Effective April 1, 2001, Century completed the acquisition of the Hawesville facility from Southwire. Simultaneously, Century effectively sold a 20% interest in the Hawesville facility to Glencore. Shipments for the year ended December 31, 2001 included 135 million pounds shipped by Southwire and 79 million pounds shipped by Glencore.

(2) Shipments for the year ended December 31, 2002 include 102.5 million pounds shipped by Glencore.

         The alumina used by the Hawesville facility is purchased under a supply contract with Kaiser Aluminum and Chemical Corporation ("Kaiser") which runs through December 31, 2005. See the discussion of the Kaiser bankruptcy in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." The price for alumina purchased under this contract is variable and determined by reference to the quoted LME market price for primary aluminum. The Hawesville facility purchases all of its power from Kenergy Corp. ("Kenergy"), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility under fixed price contracts, mostly with a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 14% of the Hawesville facility's power requirements were unpriced in calendar year 2003 through 2005. The unpriced portion of the contract increases to approximately 26% in 2006. On June 26, 2002, the Company entered into a fixed price power supply agreement for the 14% of the power that was unpriced for calendar year 2003.

INDUSTRY OVERVIEW

         The most commonly used bench mark for pricing primary aluminum is the price for aluminum transactions quoted on the London Metals Exchange ("LME"). The LME price, however, does not represent the actual price paid for all aluminum products. For example, products delivered to U.S. customers are often sold at a premium to the LME price, typically referred to as the U.S. Midwest Market Price. Historically, this premium has ranged from $0.02 to $0.05 per pound. In addition, premiums are charged for adding certain alloys to aluminum for use in specific applications and for casting aluminum into specific shapes, such as extrusion billet or rolling slab.

         During the 1990's, worldwide supply and demand levels for primary aluminum fluctuated significantly. The fluctuations were primarily the result of declining consumption in the former Soviet Union and Asia. In the former Soviet Union, the declining consumption of primary aluminum during this period was due in large part to a substantial and sudden decrease in demand from their defense industry. During this period, exports from Eastern Bloc countries increased substantially. As a result, worldwide inventory levels rose dramatically through 1993, creating downward pressure on prices which lead to the idling of production capacity.

         From late 1993 to 1997, global demand for primary aluminum generally increased and inventory levels began to decline, leading to improved pricing and the reopening of some idled capacity. Global demand declined again in 1998 when Asia experienced economic difficulties, but rebounded in late 1999 as worldwide economic conditions improved. This growth in demand led to a further decline in inventory levels and the return to production of a substantial portion of the remaining idled capacity. During the first half of 2000, demand generally remained strong, exceeding supply and leading to a further reduction in global inventory levels. Starting in the second half of 2000 and continuing through 2001, demand weakened. Beginning in the fourth quarter of 2000, the idling of certain production facilities due to electricity shortages, primarily in the northwestern United States and Brazil, reduced global capacity by nearly 8%. These supply curtailments largely offset the reduction in demand during the second half of 2000 and 2001. The market price for primary aluminum declined throughout 2001 due, primarily, to the continued weakness in global economies and the related decline in global demand for primary aluminum. During 2002, the global demand increased somewhat, however supply growth matched the increase. The market price for primary aluminum declined further during 2002. The average LME cash price was $0.70, $0.66 and $0.61 per pound for the years ended December 31, 2000, 2001 and 2002, respectively.

SALES AND DISTRIBUTION

         The majority of the products produced at the Company's facilities are sold to a limited number of customers. The Company derived a combined total of approximately 68% of its 2002 consolidated sales from Pechiney, Southwire and Glencore, Century's three largest customers. Out of total revenues of $711.3 million for 2002, sales to Pechiney represented $220.7 million, or 31% of Century's total revenues, sales to Southwire represented $157.6 million, or 22% of total revenues and sales to Glencore represented $107.6 million or 15% of total revenues. The remaining $225.4 million, or 32% of Century's total revenues, represented sales to approximately 50 customers.

    Ravenswood Facility

         Sales of primary aluminum to Pechiney represented $200.8 million or 79.9% of Century's revenues from the Ravenswood facility in 2002. Sales to parties other than Pechiney represented $50.6 million or 20.1% of Ravenswood's revenues in 2002. Century has a contract with Pechiney (the "Pechiney Metal Agreement") under which Pechiney purchases 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through July 31, 2003, at a price determined by reference to the U.S. Midwest Market Price. This contract will be automatically extended through July 31, 2007 provided that the Company's power contract for the Ravenswood facility is extended or replaced through that date. As noted above, the Company has entered into an electrical power supply agreement with Ohio Power for power from July 31, 2003, terminating not later than December 31, 2005. After July 31, 2003, Pechiney will have the right, upon 12 month's notice, to reduce its purchase obligations under the contract by 50%.

    Mt. Holly Facility

         Sales of primary aluminum to Glencore represented $84.7 million or 49.2% of Century's revenues from the Mt. Holly facility in 2002. Sales to third parties other than Glencore represented $87.3 million or 50.8% of revenues from the Mt. Holly facility in 2002. Century has a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009 (the "Glencore Metal Agreement"). The price for metal delivered under the Glencore Metal Agreement was variable during 2001, with the remaining eight years of the contract scheduled to be at a fixed price. In January 2003, the Company agreed to terminate the Glencore Metal Agreement for delivery of metal for the years 2005 through 2009. The Company will enter into a new 110 million pound per year contract with Glencore which will include delivery of metal from the Mt. Holly facility for the years 2005 through 2009 at prices based on the then-current market. The price will remain fixed for the years 2003 and 2004. In consideration for the above, the Company will receive $35 million. Sales to Glencore under these contracts represent 45% of the Company's production capacity at the Mt. Holly facility. The Company intends to use the proceeds from the contract termination as a portion of the consideration for its purchase of Glencore's Hawesville interest.

    Hawesville Facility

         Sales of primary aluminum to Southwire accounted for $157.6 million or 54.7% of Century's revenues from the Hawesville facility in 2002. Sales to third parties accounted for the remaining $130.3 million or 45.3% of the Company's revenues from the Hawesville facility during 2002. In connection with the Hawesville acquisition, Century entered into a ten-year contract with Southwire to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility (the "Southwire Metal Agreement"). Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount for each of the remaining five years. The price under the Southwire Metal Agreement is variable and is determined by reference to the U.S. Midwest Market Price. This contract will be automatically renewed for additional five-year terms, unless either party provides 12 month's prior notice that it has elected not to renew. Sales of primary aluminum to Southwire will represent up to 56% of the Hawesville facility's production capacity for the first five years of the contract. Under the owners' agreement with Glencore, both parties are responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement and each party is entitled to its pro rata portion of the remaining production. In January 2003, the Company announced plans to purchase Glencore's Hawesville interest, see Note 2 to the Consolidated Financial Statements. In connection with this acquisition, the Company will assume Glencore's responsibility for aluminum supplied to Southwire under the Southwire Metal Agreement.

PRICING AND RISK MANAGEMENT

         The Company's operating results are sensitive to changes in the price of primary aluminum and the raw materials used in its production. As a result, Century attempts to mitigate the effects of fluctuations in primary aluminum and raw material prices through the use of various fixed-price commitments and financial instruments.

    Pricing

         The Company offers a number of pricing alternatives to its customers which, combined with Century's metals risk management activities, are designed to lock in a certain level of price stability on its primary aluminum sales. Pricing of Century's products is generally offered either at a fixed-price, where the customer pays an agreed-upon price over an extended period of time, or an indexed (or "market") price, where the customer pays an agreed-upon premium over the LME price or relative to other market indices.

         In connection with the sale of the Company's rolling and fabrication businesses in September 1999, the Company entered into the Pechiney Metal agreement under which Pechiney agreed to purchase 23 to 27 million pounds, per month of molten aluminum produced at the Ravenswood facility through July 31, 2003, at a price determined by reference to the U.S. Midwest Market Price. After increasing its ownership interest in the Mt. Holly facility in 2000, the Company entered into the Glencore Metal Agreement to sell to Glencore approximately 110 million pounds of the primary aluminum produced at Mt. Holly each year through December 31, 2009. During 2001, the price was variable and determined by reference to the quoted LME market price for primary aluminum, while the remaining eight years of the contract are at a fixed price. In January 2003, the Company agreed to terminate the Glencore Metal Agreement for delivery of metal for the years 2005 through 2009. The Company will enter into a new 110 million pound per year contract with Glencore which will include delivery of metal from the Mt. Holly facility for the years 2005 through 2009 at prices based on the then current market. The price will remain fixed for the years 2003 and 2004. In connection with the Hawesville acquisition in 2001, the Company entered into the Southwire Metal Agreement to supply 240 million pounds of high-purity molten aluminum per year to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility at a price determined by reference to the U.S. Midwest Market Price. Under the Southwire Metal Agreement, Southwire will also purchase 60 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore are each responsible for providing a pro rata portion of the aluminum supplied to Southwire under this agreement. Upon completion of the acquisition of Glencore's Hawesville interest, the Company will assume Glencore's pro rata share of the Southwire Metal Agreement. In addition to the Pechiney Metal Agreement, the Glencore Metal Agreement and the Southwire Metal Agreement, the Company had fixed-price commitments to sell 42.9 million pounds and 115.7 million pounds of primary aluminum at December 31, 2002 and 2001, respectively.

    Risk Management

         The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery, through financial instruments, and by purchasing alumina under supply contracts with prices tied to the same indices as the Company's aluminum sales contracts. The Company's risk management activities do not include trading or speculative transactions. Although the Company has not purchased material amounts of call or put options, in cases where Century sells forward primary aluminum, it may purchase call options to benefit from price increases which are significantly above forward sales prices. In addition, it may purchase put options to protect itself from price decreases.

         To mitigate the volatility in its unpriced forward primary aluminum sales contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward sales contracts. At December 31, 2002, the Company had financial instruments, primarily with the Glencore Group, for 181.0 million pounds of primary aluminum. These financial instruments are scheduled for settlement at various dates through 2003. Based on market prices at December 31, 2002, the fair value of the outstanding financial sales contracts was $12.9 million on that date. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2002. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2002, the Company had financial instruments for 1.5 million DTHs of natural gas (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2003 through 2005. Based on market prices at December 31, 2002, the fair value of the outstanding forward natural gas purchase contracts was a liability of $0.6 million.

         On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.2 million after tax, respectively, on accumulated other comprehensive income as a result of the forward primary aluminum financial sale contracts entered into by the Company at December 31, 2002. This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products.

         On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.5 million after tax, respectively, on accumulated other comprehensive income as a result of the forward natural gas financial purchase contracts entered into by the Company at December 31, 2002.
                                       7

         Effective January 1, 2001, the Company designated its financial sales and purchase contracts as cash flow hedges. To the extent the Company's cash flow hedges are effective, unrealized gains and losses on marking forward financial purchase and sales contracts to market will be reported in accumulated other comprehensive income until settled, rather than in the Statement of Operations. The ineffective portion of cash flow hedges are reported in the Statement of Operations.

         The Company's metals and natural gas risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

COMPETITION

         The market for primary aluminum is diverse and highly competitive. The Company competes in the production and sale of primary aluminum with numerous other producers in North America and with other producers worldwide. The Company's principal competitors in the U.S. market are Alcoa, Alcan, Russian Aluminum, and various other smaller primary aluminum producers. Some of the Company's competitors have substantially greater manufacturing and financial resources, and some have cost structures with respect to alumina, electricity and labor that are more advantageous than the Company's. Aluminum also competes with other materials such as steel, plastic and glass which may be used as alternatives for some applications based upon relative pricing.

         The Company anticipates that continuing industry consolidation will intensify competition and further emphasize the importance of cost efficient operations.

ENVIRONMENTAL MATTERS

         Century believes that it does not have environmental liabilities which are likely to have a material adverse effect on the Company. However, there can be no assurance that future remedial requirements at its current and formerly owned or operated properties or adjacent areas will not result in a material adverse effect on the Company's financial condition, results of operations or liquidity.

         The Company has planned capital expenditures related to environmental matters, at all of its facilities, of $0.1 million in 2003, $0.5 million in 2004 and $1.5 million in 2005. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $5.5 million, $5.6 million, and $6.1 million in 2003, 2004 and 2005, respectively. The Company does not believe the foregoing estimates of environmental capital expenditures and operating expenses will materially increase upon the Company's acquisition of Glencore's Hawesville interest. As part of its general capital expenditures plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that the Company is liable and the associated costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.4 million and $1.8 million at December 31, 2002 and 2001, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, the Company expenses the costs when incurred.

    Ravenswood Facility

        Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI and the Company expects that neither the EPA, nor the State of West Virginia, will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

         Kaiser owned and operated the Ravenswood Facility for approximately 30 years prior to its acquisition by Century of West Virginia. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser's ownership and operation. Under the terms of the purchase agreement for the Ravenswood Facility ("Kaiser Purchase Agreement"), Kaiser retained the responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas. On February 12, 2002, Kaiser and certain wholly owned subsidiaries filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code ("Kaiser Bankruptcy"). While the Company believes the Kaiser Bankruptcy will not relieve Kaiser of its obligations to do remediation work under government orders, the ultimate outcome of the Kaiser Bankruptcy is uncertain. Nevertheless, the Company does not expect the Kaiser Bankruptcy to have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         Under the terms of the agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2.0 million. The Company does not believe that there are any undisclosed pre-closing conditions or known off-site migration of hazardous substances, and does not believe that it will be required to make any potential future payments under this indemnification. However, the potential future payments under this indemnification would be limited to $25.0 million for on-site liabilities and there is no limit on potential future payments for any off-site liabilities.

    Mt. Holly Facility

         The Company is not aware of any material cost of environmental compliance or any material environmental liability for which it would be responsible at the Mt. Holly facility.

    Hawesville Facility

         On July 6, 2000, while the Hawesville aluminum reduction facility was owned by the Southwire Company, the EPA issued a final Record of Decision ("ROD") which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. The ROD was issued under the federal Comprehensive Environmental Response, Compensation and Liability Act. Those actions include:

     - removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls ("PCBs");

     - management and containment of soils and sediments with low PCB contamination in certain areas on-site; and

     - the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

         Under the Company's agreement with Southwire to purchase the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. The total costs for the remedial actions to be undertaken and paid for by Southwire relative to these liabilities are estimated under the ROD to be $12.6 million and the forecast of annual operating and maintenance costs is $1.2 million. Century will operate and maintain the ground water treatment system required under the ROD on behalf of Southwire and Southwire will reimburse Century for any expense that exceeds $0.4 million annually. Under the terms of the Company's agreements with Glencore relating to the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

         If on-site environmental liabilities relating to pre-closing activities at Hawesville that were not known to exist as of the date of the closing of the acquisition become known before March 31, 2007, the Company and Glencore, based on each company's respective percentage interests in the Hawesville facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after March 31, 2007, will be the responsibility of the Company and Glencore. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility. Upon completion of the acquisition of Glencore's Hawesville interest, the Company will assume Glencore's responsibilities for environmental liabilities with respect to the Hawesville facility.

         The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to the Hawesville plant's operations, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-Hawesville assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville Facility containing Hawesville's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the

Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by the Hawesville plant which pre-date the closing of the acquisition.

         Southwire has secured its indemnity obligations to the Company for environmental liabilities until April 1, 2008, by posting a $15 million letter of credit issued in the Company's favor, with an additional $15 million to be posted if Southwire's net worth drops below a pre-determined level during that period. The Company's indemnity rights under the agreement are shared pro rata with Glencore. The amount of security Southwire provides may increase (but not above $15 million or $30 million, as applicable) or decrease (but not below $3 million) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

    Vialco

         Century is a party to an Administrative Order on Consent with the Environmental Protection Agency ("Order") pursuant to which all past and present owners of an alumina facility at St. Croix, Virgin Islands, have agreed to carry out a Hydrocarbon Recovery Plan which provides for the removal and management of oil which is floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to an adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will pay the parties participating in the recovery efforts the fair market value of the petroleum hydrocarbon recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco") in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed -Vialco Asset Purchase Agreement. Management does not believe Vialco's liability under the Order or its indemnity to Lockheed will have a material adverse effect on the Company's financial condition, results of operations, or liquidity. The Company's best estimate of the future potential payments under this indemnification is approximately $0.5 million. However, under the indemnification, there is no limit to the potential future payments.

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

         In 1998, the Company began work on another project which focuses on the use of additives to cathode blocks to prolong their life and improve operating efficiency. The first phase of small scale testing has been successfully completed and the next phase will involve placing carbon blocks with the additives in active pots for evaluation. Construction of bench scale facilities has been completed and testing is ongoing. Evaluation of results will continue through December 2003.

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

EMPLOYEES AND LABOR RELATIONS

         The Company employs a work force of approximately 1,470 persons, consisting of approximately 1,170 hourly employees and approximately 300 salaried employees. The Company has approximately 560 hourly employees and 116 salaried employees at the Ravenswood facility, and approximately 610 hourly employees and 170 salaried employees at the Hawesville facility. The hourly employees at the Ravenswood and Hawesville facilities are represented by the United Steelworkers of America ("USWA"). The employees at the Mt. Holly facility are employed by Alcoa and are not unionized. The Company's corporate office, located in Monterey, California, has 14 salaried employees.

         The hourly employees at the Ravenswood facility are covered by a four-year labor agreement with the USWA which was to expire May 31, 2003. On March 8, 2002, the labor agreement was extended through May 31, 2006. The agreements call for fixed increases in hourly wages and provide for certain benefit adjustments each year.

         In connection with the Hawesville acquisition, Century negotiated a five-year collective bargaining agreement which covers all of the represented hourly employees at the Hawesville facility. Under this agreement, the Company established the terms of employment for USWA employees and settled all claims relating to a strike the USWA had taken against Southwire. This agreement, which was ratified by the USWA local on September 28, 2000, became effective upon the closing of the Hawesville acquisition. The agreement provides for fixed increases in hourly wages in the first, third, fourth and fifth years and certain benefit adjustments over the life of the agreement. The work rules under the collective bargaining agreement are substantially similar to those previously in place at the Hawesville facility.

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

WEBSITE ACCESS

         The Company's Internet address is www.centuryaluminum.com. Through its Internet website, the Company makes available, free of charge, its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after it electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. The Company is not including the information contained on or available through its website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K or in any other report or registration statement of the Company.

ITEM 2. PROPERTIES

         The Ravenswood facility occupies 350 acres on a site totaling 2,290 acres located on the Ohio River near Ravenswood, West Virginia, 165 miles southwest of Pittsburgh, Pennsylvania and 45 miles north of Charleston, West Virginia. The Ravenswood facility was built in 1957 and has an annual production capacity of approximately 375 million pounds. See Item 1, "Business ----Facilities and Production ----Ravenswood Facility."

         The Mt. Holly facility occupies 1,000 acres on a site totaling 6,500 acres located in Mt. Holly, South Carolina. The Mt. Holly facility was constructed in 1980 and is the most recently constructed reduction facility in the United States. The Mt. Holly facility has a total production capacity of approximately 489 million pounds, of which Century owns a 49.67% interest. The remaining interest in the Mt. Holly facility is owned by Alcoa. Alcoa manages and operates the facility pursuant to an owners' agreement whereby each owner furnishes its own alumina for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs. See Item 1, "Business ----Facilities and Production ----Mt. Holly Facility."

         The Hawesville facility occupies 189 acres on a site totaling 747 acres located adjacent to the Ohio River in Hawesville, Kentucky. The Hawesville facility began operations in 1970. The Hawesville facility has a total production capacity of approximately 538 million pounds. As of December 31, 2002, Century's pro rata portion of the annual production capacity of the Hawesville facility was 430 million pounds. Each owner is responsible for its pro rata share of alumina and operating and conversion costs. After the completion of the acquisition of Glencore's Hawesville interest, the Company will own the total production capacity of the Hawesville facility. See Item 1, "Business ----Facilities and Production ----Hawesville Facility."

         Equipment failures at the Ravenswood, Mt. Holly or Hawesville facilities could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.

         The Company is subject to losses associated with equipment shutdowns, caused by the loss or interruption of electrical power, as well as by labor shortages and catastrophic events. Power interruptions may have a material adverse effect on the Company's business because it uses large amounts of electricity in the primary aluminum production process. Any loss of power which causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, significant losses can occur if the pots are damaged and require repair or replacement, a process that could limit or shut down the Company's production operations for a significant period of time. Certain shutdowns not covered by insurance could be a default under the Company's revolving credit facility. Century's insurance does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

         Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, Century maintains insurance to cover losses resulting from damage to the Company's power suppliers' facilities, or transmission lines that would cause an interruption of the power supply to the Company's facilities. This insurance contains large deductibles and self-insured amounts. Century renewed its property and business interruption insurance policies in April 2002 for one year. As expected, premiums increased significantly in the aftermath of September 11 and the policies contain much higher deductibles and self-insured amounts.

ITEM 3. LEGAL PROCEEDINGS

         Century was a named defendant, along with Kaiser and many other companies, in civil actions brought prior to the Kaiser Bankruptcy by employees of third party contractors who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of the actions relating to the Ravenswood facility have been settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the Company has agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements it has reached on those asbestos claims. Since the Kaiser Bankruptcy, the Company has been named in an additional 61 civil actions based on similar allegations. The Company does not know if any of the 61 claimants were in the Ravenswood facility during the Company's ownership, but the Company will investigate such claims. Management believes that the costs of investigation or settlements, if any, will be immaterial.

         The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on the Company's financial condition, results of operations, or liquidity. For a description of certain environmental matters involving the Company, see Item 1, "Environmental Matters."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth certain information concerning the executive officers of the Company. Each such person serves at the discretion of the Board of Directors.

                                           BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR EMPLOYMENT
NAME                         AGE              DURING THE PAST 5 YEARS; POSITIONS HELD WITH COMPANY
----                         ---      --------------------------------------------------------------------
Craig A. Davis........       62       Chairman of the Company for more than five years. Chief Executive
                                      Officer of the Company for more than five years through December
                                      2002.
Gerald A. Meyers......       53       President and Chief Executive Officer since January 2003. President and Chief Operating Officer of the Company for more than five years through January 2003.
Gerald J. Kitchen.....       62       Executive Vice President, General Counsel and Chief Administrative
                                      Officer of the Company for more than five years.
David W. Beckley......       58       Executive Vice President and Chief Financial Officer of the Company
                                      for more than five years.
E. Jack Gates.........       61       Vice President, Reduction Operations, of the Company since December
                                      2000; President and Chief Executive Officer of F.G. Pruitt, Inc.,
                                      from 1997 until December 2000; various management positions with
                                      Reynolds Metals Company from 1964 until 1997.
Daniel J. Krofcheck...       49       Vice President and Treasurer of the Company since September 1998;
                                      Treasurer of the Company from September 1997.
Steve Schneider.......       47       Vice President and Corporate Controller of the Company since April
                                      2002; Corporate Controller of the Company since April 2001; Private
                                      Business Consultant from 2000 through April 2001; various management positions with Alcoa Inc. from 1977 until 2000.
Peter C. McGuire......       55       Vice President and Associate General Counsel for the Company since
                                      April 2002; Associate General Counsel for the Company since 1998;
                                      Senior Attorney of Kenetech Corp. for more than five years through
                                      1998.

         Gerald A. Meyers, previously the President and Chief Operating Officer, succeeded Craig A. Davis as Chief Executive Officer January 1, 2003, and is now President and Chief Executive Officer.

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

                                HIGH       LOW
                              -------    -------
2002
  First Quarter........       $ 16.50    $ 11.00
  Second Quarter.......       $ 17.51    $ 12.70
  Third Quarter........       $ 15.19    $  6.71
  Fourth Quarter.......       $  8.63    $  5.70
2001
  First Quarter........       $ 16.81    $  9.88
  Second Quarter.......       $ 23.06    $ 14.19
  Third Quarter........       $ 20.35    $  7.40
  Fourth Quarter.......       $ 16.12    $  8.10

         At February 28, 2003, there were 35 holders of record of the Company's outstanding common stock, which does not include the number of beneficial owners whose common stock was held in street name.

         The Company declared and paid annual dividends of $0.15 and $0.20 per share of Common Stock (paid in quarterly amounts of $0.05 per share) during 2002 and 2001, respectively. Additionally, the Company declared and paid preferred dividends of $1.5 million on its preferred stock in 2002 and 2001. The indenture governing the Company's senior secured first mortgage notes contains, among other things, restrictions on the payment of dividends by the Company. The Company suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company is near the limits on allowable dividend payments under the covenants in its indenture. See "Liquidity and Capital Resources" in Item 7.

                               EQUITY COMPENSATION PLAN INFORMATION
                                      AS OF DECEMBER 31, 2002

                                          NUMBER OF SHARES TO    WEIGHTED         NUMBER OF SHARES REMAINING
                                            BE ISSUED UPON        AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                              EXERCISE OF        EXERCISE       UNDER EQUITY COMPENSATION PLANS,
           PLAN CATEGORY                  OUTSTANDING OPTIONS     PRICE          EXCLUDING OUTSTANDING OPTIONS
           -------------                  -------------------     -----          -----------------------------
Equity compensation plans approved
by security holders (1)(2)                     691,200           $     12.58              683,738
Equity compensation plans not
approved by security holders                         -                     -                    -
                                               -------           -----------              -------
Total                                          691,200           $     12.58              683,738
                                               =======           ===========              =======

-------------------
         (1) All equity compensation plan information presented in this table relates to the following plans approved by the Company's shareholders:

         1996 Stock Incentive Plan
         Non-Employee Directors Stock Option Plan

         (2) Includes 381,202 unvested shares which have been awarded pursuant to the Company's 1996 Stock Incentive Plan (the "Plan"), of which 20,168 are restricted shares and 361,034 are performance shares. The restricted shares and performance shares each vest and are issued in accordance with the guidelines set forth in the Plan, as implemented by the Company's Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following table presents consolidated financial data of the Company for the years indicated. The selected consolidated financial data for and as of the end of each of the years in the three-year period ended December 31, 2002 are derived from the Consolidated Financial Statements of the Company included elsewhere herein which have been audited by Deloitte & Touche LLP. The selected consolidated financial data for and as of the years ended December 31, 1999 and 1998 is derived from the audited consolidated financial statements of the Company which are not included herein. The following historical financial data includes the results from the Company's rolling and fabrication businesses until their sale in September 1999, the results from the Company's additional 23% interest in the Mt. Holly facility since its acquisition in April 2000, and the results for the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001. Accordingly, the results for those periods and prior periods are not fully comparable to the results of operations for fiscal year 2002 and are not indicative of the Company's current business. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes thereto appearing in Items 7 and 8, respectively.

                                                                     YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------
                                                  2002        2001(3)      2000(2)      1999(1)(5)      1998
                                               ---------     ---------    ---------     ----------     --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net sales -- third party customers........   $ 603,744     $ 543,453    $ 299,277      $497,475      $576,006
  Net sales -- related parties..............     107,594       111,469      129,320        68,801        74,252
                                               ---------     ---------    ---------      --------      --------
  Total net sales...........................     711,338       654,922      428,597       566,276       650,258
  Cost of goods sold .......................     691,277       634,214      396,139       572,921       611,796
                                               ---------     ---------    ---------      --------      --------
  Gross profit (loss).......................      20,061        20,708       32,458        (6,645)       38,462
  Selling, general and administrative
     expenses ..............................      15,783        18,598       13,931        18,884        19,246
                                               ---------     ---------    ---------      --------      --------
  Operating income (loss)...................       4,278         2,110       18,527       (25,529)       19,216
  Gain on sale of fabricating businesses....          --            --        5,156        41,130            --
  Interest expense..........................     (40,813)      (31,565)        (408)       (5,205)       (2,204)
  Interest income ..........................         392           891        2,675         1,670            --
  Other income (expense)....................      (1,843)        2,592        6,461        (2,917)          553
  Net gain (loss) on forward contracts (4)..          --          (203)       4,195        (5,368)       10,574
                                               ---------     ---------    ---------      --------      --------
  Income (loss) before income taxes and
     minority interest......................     (37,986)      (26,175)      36,606         3,781        28,139
  Income tax benefit (expense)..............      14,126         8,534      (11,301)          138       (10,202)
                                               ---------     ---------    ---------      --------      --------
  Income (loss) before minority interest.        (23,860)      (17,641)      25,305         3,919        17,937
  Minority interest ........................       5,252         3,939           --            --            --
                                               ---------     ---------    ---------      --------      --------
  Net income (loss) ........................     (18,608)      (13,702)      25,305         3,919        17,937
  Preferred dividends.......................      (2,000)       (1,500)          --            --            --
                                               ---------     ---------    ----------     --------      --------
  Earnings (loss) applicable to common
     shareholders...........................   $ (20,608)    $ (15,202)   $  25,305      $  3,919      $ 17,937
                                               =========     =========    =========      ========      ========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic.....................................   $   (1.00)    $   (0.74)   $    1.25      $   0.19      $   0.90
  Diluted...................................   $   (1.00)    $   (0.74)   $    1.24      $   0.19      $   0.89
DIVIDENDS PER COMMON SHARE..................   $    0.15     $    0.20    $    0.20      $   0.20      $   0.20

                                                                        DECEMBER 31,
                                                                        ------------
                                                 2002         2001(3)      2000(2)        1999(1)        1998
                                               ---------     ---------    ---------      --------      --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA (AT PERIOD END):
  Working capital...........................   $  94,618     $  62,312    $  76,701      $124,391      $188,156
  Intangible asset - power contract.........     119,744       146,002           --            --            --
  Total assets..............................     765,167       776,706      333,770       310,802       545,630
  Long-term debt............................     321,852       321,446           --            --        89,389
  Total noncurrent liabilities..............     453,011       441,329       74,511        58,831       252,782
  Total shareholders' equity................     192,132       217,185      202,639       179,728       177,483

-----------------

(1) On September 21, 1999, the Company sold its rolling and fabrication businesses to Pechiney for $234.3 million and recorded pre-tax gains of $41.1 million in 1999 and $5.2 million in 2000. Accordingly, the results of operations following that date do not include results from the rolling and fabrication businesses. Similarly, balance sheet data as of and following December 31, 1999 does not include the assets and liabilities related to the rolling and fabrication businesses.

(2) On April 1, 2000, the Company purchased an additional 23% interest in the Mt. Holly facility from Xstrata, an affiliate of Glencore, increasing the Company's ownership interest to 49.67%. Accordingly, the results of operations following that date reflect the increased production which resulted from that purchase. Similarly, balance sheet data as of and following December 31, 2000 includes the assets and liabilities related to the additional 23% interest in the Mt. Holly facility.

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

(4) On January 1, 2001, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" and related amendments. As a result, to the extent that the Company's derivatives are designated as effective cash flow hedges, unrealized gains (losses) are reported as accumulated other comprehensive income, rather than reported in the Statement of Operations as was done in 2000. Beginning in 2001, realized gains (losses) resulting from hedging activities are reported as adjustments to net sales and cost of goods sold.

(5) In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The provisions of the Statement require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain criteria shall be reclassified. In 1999, the Company had previously recorded an extraordinary loss of $1,364 for the write-off of deferred bank fees, net of income tax benefit of $766. This item was reclassified to Other income (expense) for the year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion reflects the Company's historical results of operations, which (1) does not include results from the Company's additional interest in the Mt. Holly facility until it was acquired in April 2000, and (2) does not include results from the Company's 80% interest in the Hawesville facility until it was acquired in April 2001. Accordingly, the results for fiscal years 2000 and 2001 are not fully comparable to the results of operations for fiscal year 2002 and are not indicative of the Company's current business. The reader should read the following discussion in conjunction with the consolidated financial statements included elsewhere in this filing.

OVERVIEW

         The Company is a producer of primary aluminum, and the Company's net sales are derived from the sale of primary aluminum. Effective April 1, 2000, the Company increased its ownership of the Mt. Holly facility to 49.67% by acquiring an additional 23% interest for a cash purchase price of $94.7 million. The Mt. Holly facility has an annual production capacity of 489 million pounds of primary aluminum, and Century's interest represents 243 million pounds of that capacity.

         On April 1, 2001, the Company acquired from Southwire, a privately-held wire and cable manufacturing company, all of the outstanding stock of Metalsco, formerly a wholly owned subsidiary of Southwire. Metalsco owns NSA, which owns and operates the Hawesville facility. The Hawesville facility has the capacity to produce 538 million pounds of primary aluminum per year. The Company also acquired from Southwire, certain land, facilities and rights related to NSA's aluminum reduction operations which were not held by NSA. The cash purchase price for the Hawesville acquisition was $466.8 million. The Company also assumed industrial revenue bonds related to the Hawesville facility in the principal amount of $7.8 million and Century may be required to make additional post closing payments to Southwire of up to $7.0 million. In connection with the acquisition, Glencore effectively purchased from Century a 20% interest in the Hawesville facility for $99.0 million and assumed responsibility for payment of 20% of the principal amount of the industrial revenue bonds and payment of a pro rata portion of any post-closing payments made to Southwire. Glencore also purchased $25.0 million of convertible preferred stock of the Company with an 8% cumulative dividend preference. In connection with its financing of the transaction, the Company issued to certain institutional investors $325.0 million of its senior secured first mortgage notes (the "Notes") due 2008 in a private offering exempt from registration under the Securities Act of 1933. In November 2001, the Company exchanged a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes") for the Notes, in a transaction registered under the Securities Act of 1933.

         On January 28, 2003, the Company announced that it had signed a letter of intent to purchase the 20% interest in its Hawesville, Kentucky aluminum reduction plant that is owned by Glencore. The expected purchase price is $105 million. In connection with the acquisition of Glencore's Hawesville interest, the Company will enter into a 10-year contract with Glencore under which Glencore will agree to purchase 45 million pounds, per year, of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then current markets. The Company intends to finance the purchase price with $65 million in available cash and a six-year $40 million note payable to Glencore with an interest rate of 10%. The $105 million transaction is subject to completion of definitive documents and approval by Century's Board of Directors. Closing is expected during the second quarter of 2003. Glencore is a related party and beneficially owns approximately 41.5% of Century's common stock.

         In January 2003, the Company agreed to terminate the Glencore Metal Agreement for delivery of metal for the years 2005 through 2009. The Company will enter into a new 110 million pound per year contract with Glencore which will include delivery of metal from the Mt. Holly facility for the years 2005 through 2009 at prices based on the then-current market. The price will remain fixed for the years 2003 and 2004. In consideration for the above, the Company will receive $35 million. Because the contract was terminated, delivery on the contract under its original fixed price terms is no longer probable. Accordingly, the contract will no longer qualify as normal under SFAS 133, as amended, and the entire contract (including 2003 and 2004) will be marked-to-market in the first quarter of 2003 with subsequent gains and losses reported in the statement of operations.

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

         The principal elements comprising the Company's cost of goods sold are raw materials, power and labor. The Company was party to a long-term supply agreement to purchase alumina through the end of 2001. Beginning January 2, 2002, that agreement was replaced by new long-term supply agreements with Glencore that extends through 2006. These new agreements provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of the Hawesville facility, the Company assumed a market based alumina supply agreement (the "Supply Agreement") with Kaiser which expires in 2005. In connection with its ongoing Chapter 11 bankruptcy proceedings, Kaiser filed a motion for an Order Authorizing the Assumption of Certain Critical Customer Supply Contracts (the "Motion"). The Motion was granted by the Bankruptcy Court on August 27, 2002. As a result, Kaiser has assumed the Supply Agreement and cured all existing defaults thereunder.

         The Company uses significant amounts of electricity in the aluminum production process. The Company purchases all of the electricity requirements for the Ravenswood Facility from Ohio Power Company, a unit of American Electric Power Company, pursuant to a fixed price power supply agreement. That agreement expires on July 31, 2003. On May 3, 2002, the Company signed a new contract to purchase electric power for its Ravenswood facility from Ohio Power. The new agreement is effective August 1, 2003, when the Company's current power contract with Ohio Power expires. The new contract will provide power for the Ravenswood facility at competitive rates under a GS-4 schedule approved by the Public Utilities Commission of Ohio. The GS-4 schedule is due to expire on December 31, 2005. The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority at rates fixed by published schedules. One of those schedules contains a Fuel Adjustment Clause which permits the Authority to pass through certain charges or credits to the extent its actual costs vary from those costs used in the formula set in the Fuel Adjustment Clause. The Mt. Holly power contract expires December 31, 2005. The Hawesville facility currently purchases all of its power from

Kenergy Corporation at fixed prices. Approximately 14% of the Hawesville facility's power requirements were unpriced in calendar year 2003 through 2005. The unpriced portion of the contract increases to approximately 26% in 2006. On June 26, 2002, the Company entered into a fixed price power supply agreement for the 14% of the power that was unpriced for calendar year 2003.

         The Company's labor costs at the Ravenswood and Hawesville facilities are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. On June 1, 1999, the Company entered into a new four-year labor contract with its hourly workers at the Ravenswood facility. On March, 8, 2002, the labor agreement was extended through May 31, 2006. In connection with the Hawesville acquisition, the Company negotiated a collective bargaining agreement with the USWA which covers all of the represented hourly employees at the Hawesville facility. Under this agreement, the Company established the terms of employment for USWA employees and settled all claims relating to a work stoppage which occurred during Southwire's ownership of the facility. The agreement was ratified by the USWA local on September 28, 2000, became effective upon closing of the Hawesville acquisition and has a five-year term. The agreement provides for fixed increases in hourly wages and certain benefits adjustments in its first, third and fifth years. The work rules under the collective bargaining agreement are substantially similar to those previously in place at the Hawesville facility. The employees at the Mt. Holly facility are employed by Alcoa, and are not unionized.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

         The Company's significant accounting policies are discussed in Note 1 of the Consolidated Financial Statements. The preparation of the financial statements requires that management make subjective estimates, assumptions and judgments in applying these accounting policies. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on the presentation of the Company's financial position or results of operations. Significant judgments and estimates made by the Company include expenses and liabilities related to pensions and other postemployment benefits.

         PENSION AND OTHER POSTEMPLOYMENT BENEFIT LIABILITIES

         The Company sponsors various pension plans and also participates in a union sponsored multi-employer pension plan for the employees at the Hawesville facility. The liabilities and annual income or expense of the Company's pension and other postemployment benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return.

         In developing its expected long-term rate of return assumption for pension fund assets, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. The Company also considered its historical 10-year compound returns. Century anticipates that, as the economy recovers, the Company's investment managers will continue to generate long-term rates of return of 9.0%. Our expected long-term rate of return is based on an assumed asset allocation of 65% equity funds and 35% fixed-income funds.

         The discount rate that the Company utilizes for determining future pension and post employment obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased to 6.5% at December 31, 2002 from 7.25% at December 31, 2001.

         Lowering the expected long-term rate of return by 0.5% (from 9.0% to 8.5%) would have increased the Company's pension expense for the year ended December 31, 2002 by approximately $0.2 million. Lowering the discount rate assumptions by 0.5% would have increased the Company's pension expense for the year ended December 31, 2002 by approximately $0.4 million.

         The Company provides postemployment benefit plans that provide health care and life insurance benefits for substantially all retired employees. SFAS No. 106 requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. The Company funds these benefits as the retirees submit claims.

         Measurement of the Company's postretirement benefit obligations requires the use of several assumptions about factors that will affect the amount and timing of future benefit payments. The assumed health care cost trend rates are the most critical assumptions for measurement of the postretirement benefits obligation. Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations.

         The Company assumes medical inflation is initially 10%, declining to 5% over six years and thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2002:

                                                                       ONE PERCENTAGE    ONE PERCENTAGE
                                                                       POINT INCREASE    POINT DECREASE
                                                                       --------------    --------------
                                                                                (IN THOUSANDS)
Effect on total of service and interest cost components.............      $  1,958          $ (1,505)
Effect on accumulated postretirement benefit obligation.............      $ 16,234          $(12,912)

RESULTS OF OPERATIONS

         The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company's Statements of Operations. The following table includes the results from the Company's additional 23% interest in Mt. Holly facility since its acquisition in April 2000, and the results from the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001.

                                                            PERCENTAGE OF NET SALES
                                                        -------------------------------
                                                        2002          2001        2000
                                                        -----         -----       -----
Net sales.......................................        100.0%        100.0%      100.0%
Cost of goods sold..............................         97.2          96.8        92.4
                                                        -----         -----       -----
  Gross profit..................................          2.8           3.2         7.6
Selling, general and administrative expenses....          2.2           2.9         3.3
                                                        -----         -----       -----
  Operating income..............................          0.6           0.3         4.3
Gain on sale of fabricating businesses..........            -             -         1.2
Interest expense................................         (5.7)         (4.8)       (0.1)
Interest income ................................          0.1           0.1         0.6
Other income (expense)..........................         (0.3)          0.4         1.5
Net gain on forward contracts...................            -             -         1.0
                                                        -----         -----       -----
Income (loss) from continuing operations before          (5.3)         (4.0)        8.5
 income taxes and minority interest.............
Income tax benefit (expense)....................          2.0           1.3        (2.6)
                                                        -----         -----       -----
Income (loss) from continuing operations before
 minority interest..............................         (3.3)         (2.7)        5.9
Minority Interest...............................          0.7           0.6           -
                                                        -----         -----       -----
Net income (loss) ..............................         (2.6)%        (2.1)%       5.9%
                                                        =====         =====       =====

         The following table sets forth, for the periods indicated, the pounds and the average sales price per pound for certain of the Company's products:

                                          PRIMARY
                                          ALUMINUM
                                    --------------------
                                           DIRECT
                                           ------
                                    POUNDS      $/POUNDS
                                    ------      --------
                                    (POUNDS IN THOUSANDS)
2002
  First Quarter..............        263,019     $  0.68
  Second Quarter.............        262,470        0.69
  Third Quarter..............        262,262        0.67
  Fourth Quarter.............        261,544        0.67
                                   ---------     -------
          Total..............      1,049,295        0.68

2001
  First Quarter..............        149,274     $  0.74
  Second Quarter(2)..........        255,145        0.74
  Third Quarter..............        259,408        0.71
  Fourth Quarter.............        254,616        0.68
                                   ---------     -------
          Total..............        918,443        0.71

2000
  First Quarter..............        128,082     $  0.75
  Second Quarter(1)..........        149,530        0.73
  Third Quarter..............        151,219        0.73
  Fourth Quarter.............        152,787        0.73
                                   ---------     -------
          Total..............        581,618        0.74

-----------------

(1) The table includes results from the Company's additional 23% interest in Mt. Holly facility since its acquisition in April 2000.

(2) The table includes the results from the Company's 80% interest in the Hawesville facility since its acquisition in April 2001.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

         The following discussion reflects Century's historical results of operations, which do not include results for the Company's 80% interest in the Hawesville facility until it was acquired in April 2001.

         Net sales. Net sales for the year ended December 31, 2002 increased $56.4 million or 8.6% to $711.3 million from $654.9 million for the year ended December 31, 2001. Increased shipment volume accounted for $93.3 million of the increase, primarily as a result of a full year of production at the Hawesville facility in 2002 versus a partial year in 2001. Lower price realizations for primary aluminum in 2002 partially offset the volume increase by $36.9 million.

         Gross profit. Gross profit for the year ended December 31, 2002 decreased $0.6 million or 3.1% to $20.1 million from $20.7 million for the same period in 2001. Gross profit remained relatively flat period to period despite an increase in shipments of 130.9 million pounds in 2002, primarily a result of including a full year of shipments from the Hawesville facility versus nine months in 2001. The additional gross profit from increased shipment volumes in 2002 was offset by (a) declining market prices for primary aluminum which reduced net sales $36.9 million and (b) increased depreciation and amortization charges of $12.2 million, primarily a result of a full year of charges from the Hawesville facility versus nine months in 2001. Gross profit was improved by (a) a reduction of $23.0 million in the cost of alumina purchased under new market based agreements in 2002, (b) reduced charges to cost of goods sold for Lower of Cost or Market inventory adjustments, and (c) lower operating costs.

         Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2002 decreased to $15.8 million from $18.6 million for the year ended December 31, 2001. The decrease was a result of a charge for bad debts of $4.4 million during the year end December 31, 2001 with no associated charge in the year ended December 31, 2002. This reduction was partially offset due to additional expenses associated with a full year of charges from the Hawesville facility versus nine months of expense in 2001 and increases in insurance and other expenses.

         Operating income. Operating income for the year ended December 31, 2002 increased $2.2 million to $4.3 million from $2.1 million for the year ended December 31, 2001. Changes in operating income are a result of changes in gross profit and decreases in selling, general and administrative expenses for the reasons discussed above.

         Interest Expense. Interest expense during the year ended December 31, 2002 increased $9.2 million or 29.3% to $40.8 million from $31.6 million in 2001. The change in interest expense was due to the length of the time the Exchange Notes were outstanding. The Exchange Notes were outstanding for all of 2002 versus nine months in 2001.

         Interest Income. Interest income during the year ended December 31, 2002 decreased $0.5 million to $0.4 million from $0.9 million in 2001. The change in interest income was primarily the result of reduced available cash invested after the acquisition of the Hawesville facility in April 2001.

         Other Income/Expense. Other Expense for the year ended December 31, 2002 was $1.8 million. This compares to Other Income of $2.6 million for the same period in 2001. The Other Expense in 2002 was a result of a write-off of $1.7 million in deferred costs associated with a prospective acquisition. Other Income of $2.6 million in 2001 resulted principally from the receipt of $3.4 million in settlement of the Company's business interruption and property damage claim with its insurance carrier associated with an illegal work stoppage at the Ravenswood facility in August 1999. This settlement was partially offset by a loss on disposal of assets of $0.9 million during the year ended December 31, 2001.

         Tax Provision/Benefit. Income tax benefit for the year ended December 31, 2002 increased $5.6 million to $14.1 million from $8.5 million for the year ended December 31, 2001. The change in income taxes was a result of a larger pre-tax loss in 2002 compared to 2001. The change in the 2002 effective tax rate from 2001 was affected by a $1.5 million reduction in 2002 of estimated income taxes payable relating to the reversal of prior period accruals.

         Net Loss before Minority Interest. Net loss before minority interest for the year ended December 31, 2002 increased $6.3 million to $23.9 million from $17.6 million for the year ended December 31, 2001. Net loss before minority interest increased for the reasons discussed above.

         Minority Interest. Minority Interest reflects Glencore's interest in the net operating results of Century Aluminum of Kentucky, LLC (the "LLC"), the limited liability company which holds the power contract for the Hawesville facility. The Minority Interest effectively represents the amortization of the power contract. Minority Interest for the year ended December 31, 2002 increased $1.4 million to $5.3 million from $3.9 million for the year ended December 31, 2001. The increase was a result of including a full year of amortization of the intangible asset from the Hawesville facility in 2002 versus nine months in 2001.

         Net Loss. Net loss for the year ended December 31, 2002 increased $4.9 million to $18.6 million from $13.7 million for the year ended December 31, 2001. Net loss increased for the reasons discussed above.

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

         Gross profit. Gross profit for the year ended December 31, 2001 decreased $11.8 million to $20.7 million from $32.5 million for the same period in 2000. The decrease was primarily the result of (a) declining market prices for primary aluminum, (b) the electrical power cost increase of $5.4 million at the Mt. Holly facility during the year ended December 31, 2001 (c) net LIFO and lower of cost or market inventory adjustments of $5.2 million and $1.6 million during the years ended December 31, 2001 and 2000, respectively. These items were partially offset by gross margins on sales volume from the Company's additional interest in the Mt. Holly facility beginning in April 2000 and the Hawesville facility acquisition beginning in April 2001.

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

         Operating income. Operating income for the year ended December 31, 2001 was $2.1 million. This compares with operating income of $18.5 million for the year ended December 31, 2000. Changes in operating income are primarily a result of changes in gross profit and increases in selling, general and administrative expenses for the reasons discussed above.

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

         Tax Provision/Benefit. Income tax benefit for the year ended December 31, 2001 was $8.5 million. This compares with income tax expense of $11.3 million for the same period in 2000. The change in income taxes was a result of the Company's pre-tax loss in 2001. The change in the 2001 effective tax rate from the year ended December 31, 2000 was a result of the reduction in 2000 of estimated income taxes payable relating to the reversal of prior period accruals.

         Net Income or Loss before Minority Interest. The Company had a net loss before minority interest of $17.6 million during the year ended December 31, 2001 compared to net income of $25.3 million during the comparable 2000 period. Net income before minority interest decreased for the reasons discussed above.

         Minority Interest. Minority Interest was $3.9 million for the year end December 31, 2001, which represented nine months of amortization of the intangible asset from the Hawesville facility.

         Net Income or Loss. The Company had a net loss of $13.7 million during the year ended December 31, 2001 compared to a net income of $25.3 million during the comparable 2000 period. Net income decreased for the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         With the completion of the Hawesville acquisition and the sale of the Notes, the Company's principal sources of liquidity are cash flow from operations and borrowings under its revolving credit facility. The Company's principal uses of cash are payments of interest on the Company's outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements. Common and preferred stock dividends were suspended in the fourth quarter of 2002 and the Company does not expect to use cash for common or preferred stock dividend payments in the near future.

         Debt Service

         As of December 31, 2002, the Company had approximately $329.7 million of indebtedness outstanding, including $321.9 million of principal amount of the Exchange Notes, net of unamortized issuance discount, and $7.8 million in industrial revenue bonds which were assumed in connection with the Hawesville acquisition. In connection with the proposed acquisition of Glencore's Hawesville interest, the Company expects to incur additional debt of approximately $40.0 million.

         Notes. Interest payments on the 11 3/4% Senior Secured First Mortgage Notes are payable semiannually in arrears beginning on October 15, 2001. Payment obligations under the Exchange Notes are unconditionally guaranteed by the Company's domestic subsidiaries (other than the Century Aluminum of Kentucky, LLC ("LLC")) and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. The Exchange Notes will mature in 2008. The indenture governing the Exchange Notes contains customary covenants, including limiting the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. The Company suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company is near the limits on allowable dividend payments under the covenants in its indenture. Pursuant to the terms of the indenture, because the Company did not consummate a registered exchange offer for the outstanding notes on or before September 30, 2001, the Company was required to pay additional interest on the outstanding notes at a rate of 0.5% over the stated rate from September 30, 2001 until the exchange offer was consummated on November 12, 2001.

         Revolving Credit Facility. In connection with the Hawesville acquisition, the Company replaced its former $67.1 million revolving credit facility with a new $100.0 million revolving credit facility. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the revolving credit facility are, at the Company's option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. The maturity date of the facility is April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2002. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company's option. The Company expects the borrowing base, less the reserve, will permit the Company to borrow approximately $45.0 to $55.0 million under the revolving credit facility. In connection with the proposed acquisition of Glencore's Hawesville interest, the Company's banks have agreed to make certain amendments to the revolving credit facility agreement to permit the Company to complete the acquisition and to increase the Company's borrowing base. Assuming the completion of the acquisition, the Company expects the borrowing base, less the reserve, to increase approximately $10.0 to $15.0 million. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

         Industrial Revenue Bonds. As part of the purchase price for the Hawesville acquisition, the Company assumed industrial revenue bonds in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville Facility. Pursuant to the Company's agreement with Glencore, Glencore will pay a pro rata portion of the debt service costs of the industrial revenue bonds. The industrial revenue bonds mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the Industrial Revenue Bonds is paid quarterly. At December 31, 2002, the interest rate on the industrial revenue bonds was 1.90%. In connection with the proposed acquisition of Glencore's Hawesville interest, the Company will assume Glencore's pro rata portion of the debt service costs on the industrial revenue bonds. The bonds will continue to be secured by a Glencore letter of credit, although the Company will be responsible for the servicing costs for that letter of credit. The bonds are classified as current liabilities because they are remarketed weekly and, under the indenture governing the bonds, repayment upon demand could be required if there is a failed remarketing.

         Convertible Preferred Stock.

         In connection with the Hawesville acquisition, the Company issued $25.0 million of Century Aluminum Company convertible preferred stock to Glencore. The Company is required to pay dividends on the preferred stock at a rate of 8% per year, which is cumulative. The notes and the revolving credit facility impose restrictions on the Company's ability to pay cash dividends. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of December 31, 2002, the Company had total unrecorded cumulative preferred dividend arrearages of $0.5 million or $1.00 per preferred stock share.

         Working Capital

         Working capital was $94.6 million at December 31, 2002. The Company believes that its working capital will be consistent with past experience and that borrowing availability under the revolving credit facility should be sufficient to meet working capital needs.

         Capital Expenditures

         Capital expenditures for 2002 were approximately $18.4 million and were principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. The revolving credit facility restricts the Company's ability to make capital expenditures; however, the Company believes that the amount permitted will be adequate to maintain its properties and business and comply with environmental requirements. The Company anticipates that capital expenditures will be approximately $20.0 million in 2003.

         Acquisitions, Liquidity and Financing

         The Company actively pursues opportunities to acquire primary aluminum reduction facilities which offer favorable cost structures and diversify the Company's geographic presence, and upstream integration opportunities into bauxite mining and alumina refining. In connection with possible future acquisitions, the Company may need additional financing, which may be provided in the form of debt or equity. The Company cannot be certain that any such financing will be available. The Company anticipates that operating cash flow, together with borrowings under the revolving credit facility, will be sufficient to meet its future debt service obligations as they become due, as well as working capital and capital expenditures requirements. The Company's ability to meet its liquidity needs, including any and all of its debt service obligations, will depend upon its future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors, many of which are beyond the Company's control. The Company will continue from time to time to explore additional financing methods and other means to lower its cost of capital, including stock issuances or debt financing and the application of the proceeds to the repayment of bank debt or other indebtedness.

         Historical

         The Company's statements of cash flows for the years ended December 31, 2002, 2001 and 2000 are summarized below:

                                                            2002          2001          2000
                                                            ----          ----          ----
                                                                (DOLLARS IN THOUSANDS)
Net cash provided by operating
  activities.....................................        $  54,486     $  38,623     $  56,419
Net cash used in investing
  activities.....................................          (18,196)     (382,245)     (104,474)
Net cash (used in) provided by financing
  activities.....................................           (4,586)      324,048        (4,170)
                                                         ---------     ---------     ---------
(Decrease) increase in cash......................        $  31,704     $ (19,574)    $ (52,225)
                                                         =========     =========     =========

         Net cash from operating activities of $54.5 million in 2002 was $15.9 million more than the $38.6 million in 2001. The increase in net cash provided by operating activities in 2002 was primarily a result of a $14.4 million increase in operating income before depreciation and amortization due to increased shipments of 130.9 million pounds. Tax refunds of $17.6 million received during the year versus tax payments of $0.9 million in 2001 contributed an additional $18.5 million in net cash from operations in 2002. However, increased net interest payments, primarily a result of a full year of outstanding debt in 2002 versus nine months in 2001 offset the favorable change in net taxes paid by $17.7 million. Net cash from operating activities of $38.6 million in 2001 was $17.8 million less than the $56.4 million cash from operating activities in 2000. The $17.8 million decline in net cash from operating activities in 2001 was due primarily to a $31.6 million increase in interest expense resulting from the Hawesville acquisition which was partially offset by a $13.6 million increase in operating income before depreciation and amortization. The cash provided from operating activities was higher in 2000 compared to 1999, due to an increase in net income, adjusted to exclude the effect of depreciation and amortization and gains from dispositions, of $53.0 million related primarily to improved pricing for aluminum, a reduction in required pension contributions of approximately $17.5 million and a $43.0 million change in cash flow relating to working capital. In 2000, the Company reduced working capital by $10.6 million primarily through an increased focus on the collection of receivables.

         The Company's net cash used for investing activities was $18.2 million during 2002 and $382.2 million during 2001. The use of cash for investing activities in 2002 consisted primarily of capital expenditures to maintain and improve plant operations. The use of cash in 2001 was primarily for the Hawesville acquisition and was partially offset by the proceeds from the sale to Glencore of the minority interest in the Hawesville facility. The Company's net cash used in investing activities was $104.5 million during 2000. The cash was used primarily for the acquisition of an additional 23% interest in the Mt. Holly Facility in April 2000.

         Net cash used in financing activities was $4.6 million for 2002. Net cash provided by financing activities was $324.0 million for 2001 and $4.2 million for 2000. The cash used for financing activities in 2002 related primarily to common and preferred stock dividend payments made during the year. During 2001, the cash provided by financing activities was primarily from borrowings and the issuance of preferred stock related to the Hawesville acquisition and was partially offset by the payment of common and preferred stock dividends. The $4.2 million use of cash in 2000 relates solely to the payment of common stock dividends.

         The Company believes that cash flow from operations and its unused revolving credit facility will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements.

Environmental Expenditures and Other Contingencies

         The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.4 million and $1.8 million at December 31, 2002 and December 31, 2001, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

         The Company has planned environmental capital expenditures of approximately $0.1 million for 2003, $0.5 million for 2004 and $1.5 million for 2005. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $5.5 million, $5.6 million, and $6.1 million in each of 2003, 2004 and 2005. As part of the Company's general capital expenditure plan, it also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Part I, Item 1 "Environmental Matters".

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

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of adopting SFAS No. 143 on the Company's financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement establishes standards for accounting for costs associated with disposal activities, or with exit (or restructuring) activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the Statement are effective for exit and disposal activities that are initiated after December 31, 2002. As of December 31, 2002, the Company had not committed to any exit or disposal plans and had not recorded any liability associated with an exit or disposal plan. The Company will apply the Statement to any future exit or disposal activities.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement provides additional transition provisions for entities that voluntarily change to the fair value based method of accounting for stock-based compensation. Additionally, the Statement requires new disclosure about the effects on reported net income of the accounting policy decisions for stock-based employee compensation. The Statement requires these effects to be reported on an annual as well as interim basis. The disclosure provisions of the Statement are effective for fiscal years ended after December 15, 2002. The Company will continue to account for stock-based employee compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees." The Company has adopted the Statement's additional disclosure requirements for the current period. There was no impact on the Company's consolidated statements of operations or its financial position from the adoption of SFAS No. 148.

         In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses the disclosure and reporting requirements for guarantors with regard to obligations under certain guarantees it has issued. It requires that guarantors recognize, at the inception of a guarantee, a liability for the fair value of their obligation under the guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. Century has not issued or modified any guarantees subsequent to December 31, 2002. The Company has assessed the Interpretation and does not believe that FIN 45 will have a material impact on the Company's consolidated statements of operations or its financial position.

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

         In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into the Pechiney Metal Agreement, pursuant to which Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a price determined by a market-based formula. Subsequent to the Company's purchase of an additional 23% interest in the Mt. Holly Facility from Xstrata, and effective April 1, 2000, the Company entered into the Glencore Metal Agreement pursuant to which it sells to Glencore
110.0 million pounds of primary aluminum products per year, see Item 7 for a discussion of the contract termination. In connection with the Hawesville acquisition, the Company entered into the Southwire Metal Agreement with Southwire to supply 240 million pounds of high-purity molten aluminum per year to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility at a price determined by reference to the U.S. Midwest Market Price. Under this contract, Southwire will also purchase 60 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore are each responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement. See Notes 1 and 2 to the Consolidated Financial Statements appearing in Part II, Item 8.

         Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement the Company had forward delivery contracts to sell
329.0 and 377.1 million pounds of primary aluminum at December 31, 2002 and December 31, 2001, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 42.9 and 115.7 million pounds of primary aluminum at December 31, 2002 and December 31, 2001, respectively. Forward delivery contracts of 0.3 million pounds and 25.5 million pounds at December 31, 2002 and December 31, 2001, respectively, were with the Glencore Group.

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

         At December 31, 2002 and December 31, 2001, the Company had entered into 181.0 million pounds and 248.8 million pounds, respectively, of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates in 2003. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2002, and December 31, 2001, the Company had financial instruments for 1.5 million and 3.1 million DTH of natural gas, respectively (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2003 through 2005.

         On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $1.2 million after tax on accumulated other comprehensive income for the year ended December 31, 2002 as a result of the forward primary aluminum financial sale contracts entered into by the Company at December 31, 2002.

         On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.5 million after tax on accumulated other comprehensive income for the year ended December 31, 2002 as a result of the forward natural gas financial purchase contracts entered into by the Company at December 31, 2002.

         Effective January 1, 2001, to the extent the Company's cash flow hedges are effective, unrealized gains and losses on marking forward financial sales contracts to market are reported in accumulated other comprehensive income until settled, rather than in the Statement of Operations.

         The Company's metals and natural gas risk management activities are subject to the management, control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

         This quantification of the Company's exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company's inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products. Because all of the Company's alumina contracts are indexed to the LME price for aluminum, beginning in 2002, they act as a natural hedge for approximately 25% of the Company's production. Entering the year 2003, approximately 61% and 37% of the Company's production for the years 2003 and 2004, respectively, was either hedged by the alumina contracts and/or by fixed price forward delivery and financial sales contracts.

INTEREST RATES

         Interest Rate Risk. The Company's primary debt obligations are the outstanding Exchange Notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Exchange Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At December 31, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

         The Company's primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               ----
Independent Auditors' Report............................................          29

Consolidated Balance Sheets at December 31, 2002 and 2001...............          30

Consolidated Statements of Operations for the Years Ended
  December 31, 2002, 2001 and 2000......................................          31
Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 2002, 2001 and 2000..........................          32
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2002, 2001 and 2000......................................          33

Notes to the Consolidated Financial Statements..........................       34-62

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 5, 2003

                            CENTURY ALUMINUM COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                        --------------------------
                                                                                           2002            2001
                                                                                        ----------      ----------
                                                                                          (DOLLARS IN THOUSANDS,
                                                                                            EXCEPT SHARE DATA)
                                       ASSETS
ASSETS:
Cash and cash equivalents ........................................................      $   45,092      $   13,388
Accounts receivable -- net .......................................................          46,240          48,365
Due from affiliates ..............................................................          22,732          15,699
Inventories ......................................................................          77,135          75,217
Prepaid and other current assets .................................................           4,777           3,918
                                                                                        ----------      ----------
     Total current assets ........................................................         195,976         156,587
Property, Plant and Equipment -- Net .............................................         417,621         430,074
Intangible Asset -- Net ..........................................................         119,744         146,002
Due from Affiliates - Less current portion .......................................             974           8,364
Other Assets .....................................................................          30,852          35,679
                                                                                        ----------      ----------
          TOTAL ..................................................................      $  765,167      $  776,706
                                                                                        ==========      ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Accounts payable, trade ..........................................................      $   37,757      $   42,394
Due to affiliates ................................................................          15,811           2,201
Industrial revenue bonds .........................................................           7,815           7,815
Accrued and other current liabilities ............................................          24,114          32,785
Accrued employee benefits costs -- current portion ...............................          10,890           7,201
Deferred Taxes -- current portion ................................................           4,971           1,879
                                                                                        ----------      ----------
     Total current liabilities ...................................................         101,358          94,275
                                                                                        ----------      ----------
Long Term Debt -- Net ............................................................         321,852         321,446
Accrued Pension Benefits Costs -- Less current portion ...........................          10,751           4,017
Accrued Postretirement Benefits Costs -- Less current portion ....................          70,656          65,627
Other Liabilities ................................................................           8,376          10,697
Deferred Taxes ...................................................................          41,376          39,542
                                                                                        ----------      ----------
     Total noncurrent liabilities ................................................         453,011         441,329
                                                                                        ----------      ----------

Minority Interest ................................................................          18,666          23,917
Contingencies and Commitments (Note 12) ..........................................

SHAREHOLDERS' EQUITY:
Convertible preferred stock (8% cumulative, 500,000 shares outstanding) ..........          25,000          25,000
Common stock (one cent par value, 50,000,000 shares authorized;
21,054,302 and 20,513,287 shares issued and outstanding at December
31, 2002 and 2001, respectively) .................................................             211             205
Additional paid-in capital .......................................................         172,133         168,414
Accumulated other comprehensive income ...........................................           1,173           6,752
Retained earnings (deficit) ......................................................          (6,385)         16,814
                                                                                        ----------      ----------
     Total shareholders' equity ..................................................         192,132         217,185
                                                                                        ----------      ----------
          TOTAL ..................................................................      $  765,167      $  776,706
                                                                                        ==========      ==========

                 See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                        ------------------------------------------
                                                                                           2002            2001            2000
                                                                                        ----------      ----------      ----------
                                                                                                (IN THOUSANDS, EXCEPT PER SHARE
                                                                                                           AMOUNTS)
NET SALES:
Third-party customers ............................................................      $  603,744      $  543,453      $  299,277
Related parties ..................................................................         107,594         111,469         129,320
                                                                                        ----------      ----------      ----------
                                                                                           711,338         654,922         428,597
Cost of Goods Sold ...............................................................         691,277         634,214         396,139
                                                                                        ----------      ----------      ----------
Gross Profit .....................................................................          20,061          20,708          32,458
Selling, General and Administrative Expenses .....................................          15,783          18,598          13,931
                                                                                        ----------      ----------      ----------
Operating Income .................................................................           4,278           2,110          18,527
Gain On Sale of Fabricating Businesses ...........................................              --              --           5,156
Interest Expense .................................................................         (40,813)        (31,565)           (408)

Interest Income ..................................................................             392             891           2,675
Other Income (Expense) -- Net ....................................................          (1,843)          2,592           6,461
Net Gain (Loss) On Forward Contracts .............................................              --            (203)          4,195
                                                                                        ----------      ----------      ----------
Income (Loss) Before Income Taxes and Minority Interest ..........................         (37,986)        (26,175)         36,606
Income Tax Benefit (Expense) .....................................................          14,126           8,534         (11,301)
                                                                                        ----------      ----------      ----------
Income (Loss) Before Minority Interest ...........................................         (23,860)        (17,641)         25,305
Minority Interest ................................................................           5,252           3,939              --
                                                                                        ----------      ----------      ----------
Net Income (Loss) ................................................................         (18,608)        (13,702)         25,305
Preferred Dividends ..............................................................          (2,000)         (1,500)             --
                                                                                        ----------      ----------      ----------
Net Income (Loss) Applicable to Common Shareholders ..............................      $  (20,608)     $  (15,202)     $   25,305
                                                                                        ==========      ==========      ==========
EARNINGS (LOSS) PER COMMON SHARE:
  Basic ..........................................................................      $    (1.00)     $    (0.74)     $     1.25
                                                                                        ==========      ==========      ==========
  Diluted ........................................................................      $    (1.00)     $    (0.74)     $     1.24
                                                                                        ==========      ==========      ==========
DIVIDENDS PER COMMON SHARE .......................................................      $     0.15      $     0.20      $     0.20
                                                                                        ==========      ==========      ==========

                See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                            ACCUMULATED
                                                          CONVERTIBLE          ADDITIONAL      OTHER       RETAINED      TOTAL
                                           COMPREHENSIVE   PREFERRED   COMMON   PAID-IN    COMPREHENSIVE   EARNINGS   SHAREHOLDERS'
                                           INCOME (LOSS)     STOCK     STOCK    CAPITAL    INCOME (LOSS)   (DEFICIT)     EQUITY
                                           -------------     -----     -----    -------    -------------   ---------     ------
                                                                         (DOLLARS IN THOUSANDS)
Balance, January 1, 2000 ................                              $  202  $ 164,409                   $  15,117    $ 179,728
  Net Income and Comprehensive Income ...                                                                     25,305       25,305
  Issuance of Common Stock ..............                                   1      1,775                                    1,776
  Dividends - Common, $0.20 per share ...                                                                     (4,170)      (4,170)
                                                                       ------  ---------                   ---------    ---------
Balance, December 31, 2000 ..............                              $  203  $ 166,184                   $  36,252    $ 202,639
                                                                       ======  =========                   =========    =========
Comprehensive Income - 2001
  Net Loss - 2001 .......................    $ (13,702)                                                      (13,702)     (13,702)
                                             ---------
  Other Comprehensive Income:
  Net unrealized gain on financial
   instruments, net of $7,945 in tax ....       14,498
  Net amount reclassified to income,
   net of $4,244 in tax .................       (7,746)
                                             ---------
  Other Comprehensive Income ............        6,752                                       $   6,752                      6,752
                                             ---------
Total Comprehensive Loss ................   $  (6,950)
                                             =========
Dividends -
  Common, $0.20 per share ...............                                                                     (4,236)      (4,236)
  Preferred, $3 per share ...............                                                                     (1,500)      (1,500)
Issuance of Preferred Stock .............                  $  25,000                                                       25,000
Issuance of Common Stock-Compensation
 plans ..................................                                   2      2,230                                    2,232
                                                           ---------   ------  ---------     ---------     ---------    ---------
Balance, December 31, 2001 ..............                  $  25,000   $  205  $ 168,414     $   6,752     $  16,814    $ 217,185
                                                           =========   ======  =========     =========     =========    =========
Comprehensive Income (Loss) - 2002
  Net Loss - 2002 .......................    $ (18,608)                                                      (18,608)     (18,608)
                                             ---------
  Other Comprehensive Income (Loss):
  Net unrealized gain on financial
   instruments, net of $2,731 in tax ....        4,765
  Net amount reclassified to income,
   net of $1,603 in tax .................       (2,906)
  Minimum Pension Liability Adjustment,
   net of $4,183 in tax .................       (7,438)
                                             ---------
  Other Comprehensive Loss ..............       (5,579)                                         (5,579)                    (5,579)
                                             ---------
Total Comprehensive Loss ................    $ (24,187)
                                             =========
Dividends -
  Common, $0.15 per share ...............                                                                     (3,091)      (3,091)
  Preferred, $3 per share ...............                                                                     (1,500)      (1,500)
Issuance of Common Stock - Compensation
 plans ..................................                                   1        544                                      545
Issuance of Common Stock-Pension plans ..                                   5      3,175                                    3,180
                                                           ---------   ------  ---------     ---------     ---------    ---------
Balance, December 31, 2002 ..............                  $  25,000   $  211  $ 172,133     $   1,173     $  (6,385)   $ 192,132
                                                           =========   ======  =========     =========     =========    =========

                 See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           YEAR ENDED DECEMBER 31,
                                                                                 -------------------------------------------
                                                                                    2002            2001             2000
                                                                                 ----------      ----------       ----------
                                                                                              (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ......................................................       $  (18,608)     $  (13,702)      $   25,305
  Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization .......................................           56,655          44,433           14,395
     Deferred income taxes ...............................................            4,965         (10,148)          12,448
     Pension and other post retirement benefits ..........................           10,415           7,679              797
     Workers' compensation ...............................................            1,619           1,311           (1,604)
     Inventory market adjustment .........................................             (247)          5,166            1,631
     (Gain) loss on disposal of assets ...................................              252             919             (337)
     Gain on sale of fabricating businesses ..............................               --              --           (5,156)
     Minority interest ...................................................           (5,252)         (3,939)              --
     Change in operating assets and liabilities:
       Accounts receivable -- net ........................................            2,125           7,700            7,380
       Due from affiliates ...............................................            2,918           5,190            3,106
       Inventories .......................................................           (1,671)            763            3,086
       Prepaids and other assets .........................................           (1,838)          2,216           (5,391)
       Accounts payable, trade ...........................................           (4,637)        (13,487)            (712)
       Due to affiliates .................................................           10,142          (1,964)             409
       Accrued and other current liabilities .............................           (3,447)          7,528            1,621
       Other -- net ......................................................            1,095          (1,042)            (559)
                                                                                 ----------      ----------       ----------
     Net cash provided by operating
       activities ........................................................           54,486          38,623           56,419
                                                                                 ----------      ----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property, plant and equipment ..............................          (18,427)        (14,456)         (15,947)
  Proceeds from sale of property, plant and equipment ....................              231              54              565
  Business acquisitions ..................................................               --        (466,814)         (94,734)
  Divestitures ...........................................................               --          98,971               --
  Restricted cash deposits ...............................................               --              --            5,642
                                                                                 ----------      ----------       ----------
     Net cash used in investing
       activities ........................................................          (18,196)       (382,245)        (104,474)
                                                                                 ----------      ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings .............................................................               --         321,352               --
  Financing fees .........................................................               --         (16,568)              --
  Issuance of common or preferred stock ..................................                5          25,000               --
  Dividends ..............................................................           (4,591)         (5,736)          (4,170)
                                                                                 ----------      ----------       ----------
     Net cash (used in) provided by financing
       activities ........................................................           (4,586)        324,048           (4,170)
                                                                                 ----------      ----------       ----------
INCREASE (DECREASE) IN CASH ..............................................           31,704         (19,574)         (52,225)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............................           13,388          32,962           85,187
                                                                                 ----------      ----------       ----------
CASH AND CASH EQUIVALENTS, END OF YEAR ...................................       $   45,092      $   13,388       $   32,962
                                                                                 ==========      ==========       ==========

                 See notes to consolidated financial statements.

                            CENTURY ALUMINUM COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
            (DOLLARS IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

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

         Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore International AG ("Glencore" and, together with its subsidiaries, the "Glencore Group"). In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2002, the Glencore Group owned 37.6% of Century's common shares outstanding. During 2001, in connection with the Company's financing of the Hawesville acquisition, Glencore purchased 500,000 shares of the Company's convertible preferred stock for $25,000. Based upon its common and preferred stock ownership, the Glencore Group beneficially owns 41.5% of Century's common stock. Century and the Glencore Group enter into various transactions such as the purchase and sale of primary aluminum, alumina and forward primary aluminum financial sales contracts.

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

         Effective April 1, 2001, Century completed the acquisition of NSA from Southwire Company, a privately-held wire and cable manufacturing company. NSA owns and operates the Hawesville facility. The purchase price was $466,800, plus the assumption of $7,815 in industrial revenue bonds, and is subject to adjustments for contingent considerations, see Note 12. Simultaneous with the closing, a subsidiary of Glencore effectively purchased a 20% interest in the Hawesville facility for $99,000 plus the liability for a proportionate share of the Hawesville facility's industrial revenue bonds and post closing payments. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville facility, other than the original four potlines and (3) a 20% ownership in a limited liability company (the "LLC") which is responsible for operating the Hawesville facility and which holds certain intangible and other assets of the Hawesville facility (including the alumina, power supply and union contracts). In connection with the Company's financing of the Hawesville acquisition, Glencore purchased 500,000 shares of the Company's convertible preferred stock for $25,000. Each share of convertible preferred stock entitles the holder to cumulative cash dividends of 8% per annum and may be converted, at the holder's option, into the Company's common stock at $17.92 per share, see Note 8 to the Consolidated Financial Statements.

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

         With respect to NSA, the Company has recorded the property, plant and equipment that it owns directly (potlines one through four) on a 100% basis and has recorded its 80% undivided interest in the remaining property, plant and equipment (excluding the fifth potline which is owned directly by Glencore) on a proportionate basis. In each case its interest in the property, plant and equipment including the related depreciation, is recorded in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." The Company has consolidated the assets and liabilities and related results of operations of the LLC and has reflected Glencore's 20% interest in the LLC as a minority interest.

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

         Accounts Receivable -- The accounts receivable are net of an allowance for uncollectible accounts of $4,053 and $4,345 at December 31, 2002 and 2001, respectively.

         Inventories -- The majority of the Company's inventories, including alumina and aluminum inventories, are stated at the lower of cost (using the last-in, first-out ("LIFO") method) or market. The remaining inventories (principally supplies) are valued at the lower of average cost or market.

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

Buildings and improvements ........  14 to 40 years
Machinery and equipment ...........  5 to 22 years

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

         Intangible Asset -- The intangible asset consists of the power contract acquired in connection with the Hawesville acquisition. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year's expected gross annual benefit to the total as applied to the total recorded value of the power contract. For the years ended December 31, 2002 and 2001, amortization expense totaled $26,258 and $19,694, respectively, and accumulated amortization totaled $45,952 and $19,694, respectively. The estimated intangible asset amortization expense for the next five years is as follows:

Estimated Amortization Expense:
-------------------------------
For the year ending 12/31/03 .......................      $  19,710
For the year ending 12/31/04 .......................         12,448
For the year ending 12/31/05 .......................         14,600
For the year ending 12/31/06 .......................         12,914
For the year ending 12/31/07 .......................         13,686

         Other Assets -- At December 31, 2002 and 2001, other assets consist primarily of the Company's investment in the Mt. Holly partnership, deferred financing costs, deferred pension assets, and intangible pension assets. Deferred financing costs are amortized on a straight-line basis over the life of the related financing. In 2002, the Company recorded an additional minimum liability related to employee pension plan obligations as required under Statement of Financial Accounting Standard ("SFAS") No. 87.

         The Company accounts for its 49.67% interest in the Mt. Holly partnership using the equity method of accounting. Additionally, the Company's 49.67% undivided interest in certain property, plant and equipment of the Mt. Holly facility is held outside of the partnership, and while the partnership is accounted for using the equity method, the undivided interest in these assets of the facility is accounted for in accordance with the EITF Issue No. 00-01, "Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures." Accordingly, the undivided interest in these assets of the facility and the related depreciation is being accounted for on a proportionate gross basis.

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

         Forward Delivery Contracts and Financial Instruments -- The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The Company also enters into fixed price financial sales contracts to be settled in cash to manage the Company's exposure to changing primary aluminum prices. These financial sales contracts have been designated as cash flow hedges as of January 1, 2001. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs when the realized gain or loss is recognized as revenue in the Statement of Operations. Prior to January 1, 2001, a change in market value of a financial sales contract had been recognized as a gain or loss in the period of change and recognized in the Statements of Operations as a gain or loss on forward contracts.

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

         The effectiveness of the Company's hedges is measured by an historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, then gains or losses will be recorded in net gain (loss) on forward contracts. To date, high correlation has always been achieved. During 2002, the Company recognized a $189 gain for ineffective portions of hedging instruments. As of December 31, 2002, the Company had a deferred gain of $8,611 on its hedges, net of tax.

         Financial Instruments -- The Company's financial instruments (principally receivables, payables, debt and forward financial contracts) are carried at amounts that approximate fair value. At December 31, 2002 and December 31, 2001, the Company's senior secure first mortgage notes had a carrying amount of $321.9 and $321.4 million, respectively, and an estimated fair value of $315.3 and $336.4 million, respectively.

         Concentration of Credit Risk -- Financial instruments which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. With the sale of the fabricating businesses to Pechiney, the Company significantly reduced its customer base and thereby increased its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers, but generally does not require collateral to support trade receivables.

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

         Stock-Based Compensation -- The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, "Accounting for Stock-Based Compensation". As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." No compensation cost has been recognized for the stock option portions of the plan because the exercise price of the stock options granted were equal to the market value of the Company's stock on the date of grant. Had compensation cost for the Stock Incentive Plan been determined using the fair value method provided under SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

                                                                                    2002          2001         2000
                                                                                 ----------    ----------   ----------
Net Income (loss) applicable to common shareholders            As Reported       $ (20,608)    $ (15,202)   $  25,305

Add: Stock-based employee compensation expense included in
reported net income, net of related tax effects                                        172           332          632

Deduct: Total Stock-based employee compensation expense
determined under fair value based method for all awards, net of related tax
effects.                                                                              (402)         (421)        (822)
                                                                                 ---------     ---------    ---------
Pro forma Net Income (loss)                                                      $ (20,838)    $ (15,291)   $  25,115
                                                                                 =========     =========    =========

Basic earnings (loss) per share                                As Reported       $   (1.00)    $   (0.74)   $    1.25
                                                               Pro Forma         $   (1.01)    $   (0.75)   $    1.24
Diluted earnings (loss) per share                              As Reported       $   (1.00)    $   (0.74)   $    1.24
                                                               Pro Forma         $   (1.01)    $   (0.75)   $    1.23

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000:

                                                      2002         2001          2000
                                                    -------      -------       -------
Weighted average fair value per option
  granted during the year ......................    $ 6.66       $ 4.04        $ 4.05
Dividends per quarter ..........................    $ 0.05       $ 0.05        $ 0.05
Risk-free interest rate ........................      3.82%        4.55%         6.47%
Expected volatility ............................        69%          30%           30%
Expected lives (in years) ......................         5            5             5

         New Accounting Standards -- In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of adopting SFAS No. 143 on the Company's financial position and results of operations.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement establishes standards for accounting for costs associated with disposal activities, or with exit (or restructuring) activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of the Statement are effective for exit and disposal activities that are initiated after December 31, 2002. As of December 31, 2002, the Company had not committed to any exit or disposal plans and had not recorded any liability associated with an exit or disposal plan. The Company will apply the Statement to any future exit or disposal activities.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." The Statement provides additional transition provisions for entities that voluntarily change to the fair value based method of accounting for stock-based compensation. Additionally, the Statement requires new disclosure about the effects on reported net income of the accounting policy decisions for stock-based employee compensation. The Statement requires these effects to be reported on an annual as well as interim basis. The disclosure provisions of the Statement are effective for fiscal years ended after December 15, 2002. The Company will continue to account for stock-based employee compensation in accordance with APB No. 25 "Accounting for Stock Issued to Employees." See "Stock-Based Compensation" note above. The Company has adopted the Statement's additional disclosure requirements for the current period. There was no impact on the Company's consolidated statements of operations or its financial position from the adoption of SFAS No. 148.

         In November 2002, FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The Interpretation addresses the disclosure and reporting requirements for guarantors with regard to obligations under certain guarantees it has issued. It requires that guarantors recognize, at the inception of a guarantee, a liability for the fair value of their obligation under the guarantee. The initial recognition and measurement provisions of FIN 45 are to be applied prospectively for guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company as of December 31, 2002. Century has not issued or modified any guarantees subsequent to December 31, 2002. The Company has assessed the Interpretation and does not believe that FIN 45 will have a material impact on the Company's consolidated statements of operations or its financial position.

         Reclassification -- The consolidated financial statements contain certain reclassifications of information from previously issued financial statements in order to conform to the 2002 presentation.

2. Acquisitions and Dispositions

         On January 28, 2003, the Company announced that it had signed a letter of intent to purchase the 20% interest in its Hawesville, Kentucky aluminum reduction plant that is owned by Glencore. The expected purchase price is $105 million. In connection with the acquisition of Glencore's Hawesville interest, the Company will enter into a 10-year contract with Glencore under which Glencore will agree to purchase 45 million pounds, per year, of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then current markets. The Company intends to finance the purchase price with $65 million in available cash and a six-year $40 million note payable to Glencore with an interest rate of 10%. The $105 million transaction is subject to completion of definitive documents and approval by Century's Board of Directors. Closing is expected during the second quarter of 2003. Glencore is a related party and beneficially owns approximately 41.5% of Century's common stock.

         Effective April 1, 2001, the Company completed the acquisition of the Hawesville facility, an aluminum reduction operation in Hawesville, Kentucky, with a capacity of 538 million pounds per year. The purchase price was $466,800 plus the assumption of $7,815 in industrial revenue bonds ("IRBs") and is subject to adjustments for contingent considerations, see Note 12. See Note 1 to the Consolidated Financial Statements for additional details relating to the Hawesville acquisition. The Company financed the Hawesville acquisition with:
(i) proceeds from the sale of its Exchange Notes, see Note 5, (ii) proceeds from the sale of its Preferred Stock to Glencore, (iii) proceeds from the sale to Glencore of a 20% interest in the Hawesville Facility, and (iv) available cash. The Glencore 20% interest consists of (1) title to the recently added fifth potline at the Hawesville Facility, (2) a 20% undivided interest in all other assets of and rights relating to the Hawesville Facility, other than the original four potlines and (3) a 20% ownership in the LLC which holds certain intangible and other assets of the Hawesville Facility (the alumina, power supply, union contracts and obligations under the IRBs). Pursuant to the Owners' Agreement governing the Hawesville facility, Glencore is responsible for reimbursing the LLC for its 20% share of operating costs, has a first right of refusal if the Company seeks to sell its 80% interest in the Hawesville facility and has certain rights regarding approval of significant matters affecting the Hawesville facility. The Company accounted for the Hawesville acquisition using the purchase method of accounting. See Note 5 to the Consolidated Financial Statements for additional information about the financing of the Hawesville acquisition.

         Effective April 1, 2000, Century, through its wholly owned indirect subsidiary Berkeley, increased its 26.67% undivided interest in the property, plant and equipment comprising the Mt. Holly Facility to 49.67% by purchasing a 23% undivided interest from a subsidiary of Xstrata AG, ("Xstrata") a publicly traded Swiss company. As part of the purchase, Berkeley also acquired Xstrata's 23% interest in the general partnership which operates and maintains the Mt. Holly facility (the "Operating Partnership", and together with the Mt. Holly facility, the "Mt. Holly Assets"). Prior to Berkeley's purchase from Xstrata, it held a 26.67% interest in the Operating Partnership. Glencore is a major shareholder of Xstrata. The purchase was completed pursuant to an asset purchase agreement dated as of March 31, 2000 (the "Mt. Holly Purchase Agreement") by and between Berkeley and Xstrata. The aggregate purchase price for Xstrata's interest in the Mt. Holly Assets was $94,734. Under the terms of the Mt. Holly Purchase Agreement, Berkeley also agreed to assume certain of Xstrata's obligations and liabilities relating to the Mt. Holly Assets. Concurrent with the acquisition, the Company entered into a ten-year contract to sell to Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility. During 2000 and 2001, the price was variable and determined by reference to the LME market price for primary aluminum, while the remaining eight years of the contract were at a fixed price. See Note 13 to the Consolidated Financial Statements for contract termination. The Company used available cash to complete the purchase and the acquisition was accounted for using the purchase method.

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

                                                             2001         2000
                                                             ----         ----
                                                                (unaudited)
Net sales .............................................   $ 740,846    $ 773,891

Net income (loss) .....................................     (14,427)      22,056

Net income (loss) applicable to common shareholders ...     (16,427)      20,056

Earnings (loss) per common share (Basic) ..............   $   (0.80)   $    0.99

Earnings (loss) per common share (Diluted) ............   $   (0.80)   $    0.98

3. INVENTORIES

   Inventories, at December 31, consist of the following:

                                           2002         2001
                                        ---------    ---------
Raw materials ......................    $  32,064    $  32,075
Work-in-process ....................       13,310       11,911
Finished goods .....................        9,853       11,219
Operating and other supplies .......       21,908       20,012
                                        ---------    ---------
                                        $  77,135    $  75,217
                                        =========    =========

         At December 31, 2002 and December 31, 2001, approximately 78% and 79% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. At December 31, 2002 and December 31, 2001, the excess of LIFO cost (or market, if lower) over first-in, first-out ("FIFO") cost (or market, if lower) was approximately $1,105 and $180, respectively. Results of operations include net write-ups of $247 and net charges of $5,166 for inventory adjustments for the periods ended December 31, 2002 and December 31, 2001, respectively.

4. PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment, at December 31, consist of the following:

                                               2002          2001
                                            ----------    ----------
Land and improvements ...............       $   13,375    $   12,786
Buildings and improvements ..........           39,828        37,434
Machinery and equipment .............          521,948       504,111
Construction in progress ............            8,404        12,074
                                            ----------    ----------
                                               583,555       566,405
Less accumulated depreciation .......         (165,934)     (136,331)
                                            ----------    ----------
                                            $  417,621    $  430,074
                                            ==========    ==========

         For the years ended December 31, 2002 and 2001, the Company recorded depreciation expense of $30,397 and $24,739, respectively.

         At December 31, 2002 and 2001, the cost of property, plant and equipment includes $148,309 and $136,877, respectively, and accumulated depreciation includes $42,323 and $35,397, respectively, representing the Company's undivided interest in the property, plant and equipment comprising the Mt. Holly facility.

         At December 31, 2002 and 2001, the cost of property, plant and equipment includes $261,433 and $256,915, respectively and accumulated depreciation includes $29,619 and $12,629, respectively, representing the Company's interest in the property, plant and equipment comprising the Hawesville facility.

         The Company has various operating lease commitments through 2007 relating to office space, machinery and equipment. Expenses under all operating leases were $319, $297 and $310 for the years ended December 31, 2002, 2001 and 2000, respectively. There were no noncancelable operating leases as of December 31, 2002.

5. DEBT

         On January 28, 2003, the Company announced plans to purchase Glencore's Hawesville interest. The Company intends to finance a portion of the purchase price with a six-year note payable to Glencore. The principal of the note payable to Glencore is expected to be $40 million. The note is expected to have an interest rate of 10%.

         Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company issued and sold $325,000 of its 11 3/4% senior secured first mortgage notes due 2008 (the "Notes") to certain institutional investors in a private placement under Rule 144A of the Securities Act of 1933. Payment obligations under the Notes are unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries") and secured by mortgages and security interests granted by two of the Company's subsidiaries in all of their respective interests in the real property, plant and equipment comprising the Hawesville and Ravenswood facilities. At December 31, 2002, the Company had unamortized bond discounts on the Notes of $3,148. The indenture governing the notes contains customary covenants including limiting the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. The Company suspended its common and preferred stock dividends beginning in the fourth quarter of 2002. This action was taken because the Company was very near the limits on allowable dividend payments under the covenants in its bond indenture. The Note guarantees rank equally in right of payment to the other senior indebtedness of the guarantors and senior in right of payment to all subordinated indebtedness of the guarantors.

         In November 2001, the Company exchanged a like principal amount of 11 3/4% senior secured first mortgage notes due 2008 (the "Exchange Notes") for the Notes in a transaction registered under the Securities Act of 1933. The terms of the Exchange Notes are substantially similar to the Notes, except the Exchange Notes do not have the transfer restrictions and registration rights relating to the Notes. The Exchange Notes will not be listed on any securities exchange or included in any automated quotation system.

         Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility may be used for working capital needs, capital expenditures and other general corporate purposes. Borrowings under the Revolving Credit Facility are subject to a $30,000 reserve and limited to a borrowing base based upon certain eligible inventory and receivables. During the year ended December 31, 2002, the borrowing base, less the reserve, would have permitted the Company to borrow approximately $45.0 to $55.0 million under the revolving credit facility. In connection with the proposed acquisition of Glencore's Hawesville interest, the Company's banks have agreed to make certain amendments to the revolving credit facility agreement to permit the Company to complete the acquisition and to increase the

Company's borrowing base. Assuming the completion of the acquisition, the Company expects the borrowing base, less the reserve, to increase approximately $10.0 to $15.0 million. The Company is subject to customary covenants, including restrictions on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. The Company's obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. Amounts outstanding under the Revolving Credit Facility bear interest, at the Company's option, at either a floating LIBOR rate or Fleet National Bank's base rate, in each case plus an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2002.

         Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed IRBs in the aggregate principal amount of $7,815. Glencore is liable for its pro rata portion of that debt and will pay a pro rata portion of service costs of the IRBs through its investment in the Hawesville facility. The IRBs mature on April 1, 2028, are secured by a Glencore letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at December 31, 2002 was 1.90%. Interest is paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs. Upon completion of the acquisition of Glencore's Hawesville interest, the Company will assume Glencore's portion of the IRB debt. The IRBs will continue to be secured by a Glencore letter of credit and the Company will provide for the servicing costs for the Glencore letter of credit.

6. COMPOSITION OF CERTAIN BALANCE SHEET ACCOUNTS AT DECEMBER 31

                                                                     2002        2001
                                                                     ----        ----
Accrued and Other Current Liabilities
Income taxes .................................................    $   2,811    $   7,245
Accrued bond interest ........................................        7,956        8,168
Salaries, wages and benefits .................................        7,975        9,576
Stock compensation ...........................................          269          539
Other ........................................................        5,103        7,257
                                                                  ---------    ---------
                                                                  $  24,114    $  32,785
                                                                  =========    =========

Accrued Employee Benefit Costs -- Current Portion
Postretirement benefits ......................................    $   3,766    $   2,871
Employee benefits cost .......................................        7,124        4,330
                                                                  ---------    ---------
                                                                  $  10,890    $   7,201
                                                                  =========    =========

Other Liabilities
Workers' compensation ........................................    $   7,847    $   7,162
Other ........................................................          529        3,535
                                                                  ---------    ---------
                                                                  $   8,376    $  10,697
                                                                  =========    =========

         Century of West Virginia and Century of Kentucky are self-insured for workers' compensation, except that Century of West Virginia has certain catastrophic coverage that is provided under State of West Virginia insurance programs. The liability for self-insured workers' compensation claims has been discounted at 6.5% at December 31, 2002 and at 6.0% at December 31, 2001. The components of the liability for workers' compensation at December 31 are as follows:

                                  2002        2001
                               ---------   ---------
Undiscounted liability .....   $  14,817   $  13,398
Less discount ..............       4,601       3,871
                               ---------   ---------
                               $  10,216   $   9,527
                               =========   =========

7. PENSION AND OTHER POSTRETIREMENT BENEFITS

Pension Benefits

         The Company maintains noncontributory defined benefit pension plans for its Ravenswood facility and substantially all of the Company's salaried employees. For salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at the Ravenswood facility, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company's funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. In addition, the Company provides supplemental executive retirement benefits ("SERB") for certain executive officers.

         The hourly employees at the Hawesville facility are part of a USWA sponsored multi-employer plan. The Company's contributions to the plan are determined at a fixed rate per hour worked. During the year ended December 31, 2002 and 2001, the Company contributed $1,467 and $771, respectively, to the plan, and had no outstanding liability at year end.

         As of December 31, 2002, the Company's accumulated pension benefit obligation exceeded the fair value of the pension plan assets at year end. Under current accounting guidance, the Company was required to record a minimum pension liability at year end of $7.4 million, after tax, with a corresponding charge to other comprehensive income. In the future, the amount of the minimum pension liability will vary depending on changes in market conditions, performance of pension investments, and the level of company contributions to the pension plans. The Company will evaluate and adjust the minimum pension liability on an annual basis.

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

         The change in benefit obligations and change in plan assets as of December 31 are as follows:

                                                                     2002                      2001
                                                            ----------------------    ---------------------
                                                             PENSION       OPEB        PENSION       OPEB
                                                             -------       ----        -------       ----
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year ............        $  47,644   $   83,775    $  42,100   $  52,645
Service cost .......................................            3,001        3,019        2,501       2,879
Interest cost ......................................            3,554        6,229        3,149       5,237
Acquisition of businesses ..........................               --           --           --      18,562
Plan changes .......................................              739           --        3,767          --
(Gains) losses .....................................            6,231       14,736       (1,194)      7,250
Benefits paid ......................................           (2,727)      (3,724)      (2,679)     (2,798)
                                                            ---------   ----------    ---------   ---------
Benefit obligation at end of year ..................        $  58,442   $  104,035    $  47,644   $  83,775
                                                            =========   ==========    =========   =========
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of
  year .............................................        $  39,878   $       --    $  39,822   $      --
Actual return on plan assets .......................           (3,801)          --       (1,519)         --
Employer contributions .............................            5,032        3,724        4,254       2,798
Benefits paid ......................................           (2,727)      (3,724)      (2,679)     (2,798)
                                                            ---------   ----------    ---------   ---------
`Fair value of assets at end of year ...............        $  38,382   $       --    $  39,878   $      --
                                                            =========   ==========    =========   =========
FUNDED STATUS OF PLANS
Funded status ......................................        $ (20,060)  $ (104,035)   $  (7,766)  $ (83,775)
Unrecognized actuarial gain (loss) .................           16,183       31,011        2,644      17,014
Unrecognized transition obligation .................              408           --          581          --
Unrecognized prior service cost ....................            7,135       (1,399)       7,601      (1,737)
                                                            ---------   ----------    ---------   ---------
Net asset (liability) recognized ...................        $   3,666   $  (74,423)   $   3,060   $ (68,498)
                                                            =========   ==========    =========   =========
AMOUNTS RECOGNIZED IN THE STATEMENT OF FINANCIAL
POSITION
Prepaid Benefit Cost ...............................        $      --   $       --    $   8,698   $      --
Accrued Benefit Liability ..........................          (14,752)     (74,423)      (5,638)    (68,498)
Intangible Asset ...................................            6,797           --           --          --
Accumulated Other Comprehensive Income .............           11,621           --           --          --
                                                            ---------   ----------    ---------   ---------
Net Amount Recognized ..............................        $   3,666   $  (74,423)   $   3,060   $ (68,498)
                                                            =========   ==========    =========   =========

The hourly pension plan for the employees of the Ravenswood facility had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets of $34,941, 34,282 and 30,512, respectively, as of December 31, 2002 and $30,867, 30,867 and 33,495, respectively, as of December 31, 2001. The salaried pension plan and SERB had an aggregate projected benefit obligation, aggregate accumulated benefit obligation, and fair value of plan assets of $23,501, 18,851 and 7,870, respectively, as of December 31, 2002 and $16,777,
10,408 and 6,383, respectively, as of December 31, 2001. There are no plan assets in the SERB due to the nature of the plan.

         Net periodic benefit costs were comprised of the following elements:

                                                         YEAR ENDED DECEMBER 31,
                                  --------------------------------------------------------------------
                                          2002                    2001                    2000
                                  --------------------    --------------------    --------------------
                                   PENSION      OPEB       PENSION      OPEB       PENSION      OPEB
                                  --------    --------    --------    --------    --------    --------
Service cost .................    $  3,001    $  3,019    $  2,501    $  2,879    $  1,212    $  1,697
Interest cost ................       3,554       6,229       3,149       5,237       2,719       3,658
Expected return on plan
  assets .....................      (3,554)         --      (3,663)         --      (3,601)         --
Net amortization and
  deferral ...................       1,425         401       1,226         339         416         207
                                  --------    --------    --------    --------    --------    --------
Net periodic cost ............    $  4,426    $  9,649    $  3,213    $  8,455    $    746    $  5,562
                                  ========    ========    ========    ========    ========    ========

         The following assumptions were used in the actuarial computations at December 31:

                                                              2002      2001      2000
                                                             ------    ------    ------
Discount rate ..........................................      6.50%     7.25%     7.25%
Rate of increase in future compensation levels
  Hourly pension plan ..................................      4.00%     4.00%     4.00%
  Salaried pension plan ................................      4.00%     4.00%     4.00%
Long term rate of return on pension plan assets ........      9.00%     9.00%     9.00%

         For measurement purposes, medical cost inflation is initially 10%, declining to 5% over six years and thereafter.

         Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2002:

                                                                                   ONE PERCENTAGE         ONE PERCENTAGE
                                                                                   POINT INCREASE         POINT DECREASE
                                                                                   --------------         --------------
Effect on total of service and interest cost components ....................         $   1,958              $  (1,505)
Effect on accumulated postretirement benefit obligation ....................         $  16,234              $ (12,912)

         The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions of 60% of the first 6% of a participant's annual compensation contributed to the savings plan. One half of the Company's contribution is invested in the common stock of Century and one half of the Company's contribution is invested based on employee election. Company contributions to the savings plan were $607, $484 and $241 for the years ended December 31, 2002, 2001 and 2000, respectively. Shares of common stock of the Company may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service. A year of service is defined as a plan year in which the employee works at least 1,000 hours.

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

         On April 2, 2001, the Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock (the "Preferred Stock") for a cash purchase price of $25,000. The Preferred Stock has a par value per share of $0.01, a liquidation preference of $50 per share and ranks junior to the Exchange Notes, the IRBs, borrowings under the Revolving Credit Facility and all of the Company's other existing and future debt obligations. Following is a summary of the principal terms of the Preferred Stock:

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

         On October 22, 2002, the Company announced that it would suspend its common and preferred stock dividends beginning in the fourth quarter of 2002. The action was taken because the Company was very near the limits on allowable dividend payments under the covenants in its bond indenture and due to current economic conditions. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of December 31, 2002, the Company had total cumulative preferred dividend arrearages of $500 or $1.00 per preferred stock share.

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

         The Company awarded 460,000 service-based performance share units at the time of the initial public offering and 60,500 units during 2000, for no consideration. In addition, 20,182 performance based shares were awarded and were charged to expense in 2001. The service based performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. The value of the service based performance share units is $13 per share for the initial award, and $13.92 per share and $12.86 per share for the units awarded in 2001 and 2000, respectively. The value of the 460,000 units granted in 1996 was charged to compensation expense over their five year vesting period, which was one-third at the end of each of the third, fourth and fifth anniversary dates. The value of the 60,500 units granted in 2000 is being charged to compensation expense over their three year vesting period which is one-third at January 1, 2001, 2002 and 2003, respectively. During 2001, the final one-third (156,836) of the service based performance shares became vested and were converted to Common Stock.

         The Stock Incentive Plan, as presently administered, provides for additional grants upon the passage of time or the attainment of certain established performance goals. As of December 31, 2002, approximately 361,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

         The Company recognized $269, $519 and $988 of expense related to the Stock Incentive Plan in 2002, 2001 and 2000, respectively. The service based performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the service based performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations. Goal based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

         Non-Employee Directors Stock Option Plan -- The Company adopted a non-employee directors' stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 137,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

         A summary of the status of the Company's Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 2002, 2001 and 2000 and changes during the year ended on those dates is presented below:

                                                 2002                          2001                           2000
                                        -----------------------       -----------------------       -------------------------
                                                       WEIGHTED                      WEIGHTED                        WEIGHTED
                                                       AVERAGE                       AVERAGE                         AVERAGE
                                                       EXERCISE                      EXERCISE                        EXERCISE
             OPTIONS                     SHARES         PRICE         SHARES          PRICE         SHARES            PRICE
             -------                    -------        --------       -------        --------       -------          --------
Outstanding at beginning of
  year ...........................      595,267        $  12.82       603,600        $  12.77       530,200          $  13.19
Granted ..........................       96,600           11.05        34,500           13.60        73,400             10.45
Exercised ........................         (667)           8.15       (35,333)          12.55            --                --
Forfeited ........................           --              --        (7,500)          13.78            --                --
                                        -------        --------       -------        --------       -------          --------
Outstanding at end of year .......      691,200        $  12.58       595,267        $  12.82       603,600          $  12.77
                                        =======        ========       =======        ========       =======          ========

         The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                                        OPTIONS EXERCISABLE
                            OPTIONS OUTSTANDING                                   ------------------------------
----------------------------------------------------------------------------         NUMBER
                        NUMBER            WEIGHTED AVG.        WEIGHTED AVG.      EXERCISABLE
    RANGE OF          OUTSTANDING           REMAINING            EXERCISE             AT           WEIGHTED AVG.
EXERCISE PRICES       AT 12/31/02       CONTRACTUAL LIFE           PRICE            12/31/02      EXERCISE PRICE
----------------      -----------       ----------------       -------------      -----------     --------------
$14.50 to $16.72         74,000             6.1 years            $  15.58            59,500          $  15.66
$11.50 to $14.49        510,150             4.0 years            $  13.08           483,750          $  13.04
$ 7.03 to $11.49        107,050             8.7 years            $   8.10            72,050          $   8.15
                        -------                                                     -------
                        691,200                                                     615,300
                        =======                                                     =======

         The following table provides summarized information for securities authorized for issuance under equity compensation plans.


                                                    NUMBER OF SHARES TO          WEIGHTED        NUMBER OF SHARES REMAINING
                                                      BE ISSUED UPON             AVERAGE        AVAILABLE FOR FUTURE ISSUANCE
                                                        EXERCISE OF              EXERCISE      UNDER EQUITY COMPENSATION PLANS,
            PLAN CATEGORY                           OUTSTANDING OPTIONS           PRICE         EXCLUDING OUTSTANDING OPTIONS
            -------------                           -------------------           -----         -----------------------------
Equity compensation plans approved by
security holders (1) (2)                                  691,200               $  12.58                   683,738
Equity compensation plans not approved
by security holders                                             -                      -                         -
                                                          -------               --------                   -------
Total                                                     691,200               $  12.58                   683,738
                                                          =======               ========                   =======

----------------------------------------------------------

         (1) All equity compensation plan information presented in this table relates to the following plans approved by the Company's shareholders:

                  1996 Stock Incentive Plan

                  Non-Employee Directors Stock Option Plan

         (2) Includes 381,202 unvested shares which have been awarded pursuant to the Company's 1996 Stock Incentive Plan (the "Plan"), of which 20,168 are restricted shares and 361,034 are performance shares. The restricted shares and performance shares each vest and are issued in accordance with the guidelines set forth in the Plan, as implemented by the Company's Board of Directors.

10. EARNINGS (LOSS) PER SHARE

         Basic earnings per common share ("EPS") amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. The Company announced that it would suspend its common and preferred stock dividends beginning in the fourth quarter of 2002. However, in accordance with current accounting guidance, for the purpose of calculating EPS, the cumulative preferred stock dividends accumulated for the period were deducted from net income, as if declared. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. Basic and diluted earnings (loss) per share for income
(loss) applicable to common shareholders for the years ended December 31, 2002, 2001 and 2000 are as follows (shares in thousands):

                                                                 2002          2001         2000
                                                              ----------    ----------    ---------
BASIC EARNINGS (LOSS) PER SHARE:
Numerator:
  Net income (loss) applicable to common shareholders ...     $  (20,608)   $  (15,202)   $  25,305
Denominator:
  Average common shares outstanding .....................         20,555        20,473       20,308
                                                              ----------    ----------    ---------
Basic earnings (loss) per share .........................     $    (1.00)   $    (0.74)   $    1.25
                                                              ==========    ==========    =========
DILUTED EARNINGS (LOSS) PER SHARE:
Numerator:
  Net income (loss) applicable to common shareholders ...     $  (20,608)   $  (15,202)   $  25,305
Denominator:
  Average common shares outstanding .....................         20,555        20,473       20,308
  Effect of dilutive securities:
  Stock options and performance awards ..................              -             -          170
                                                              ----------    ----------    ---------
Common shares outstanding, assuming dilution ............         20,555        20,473       20,478
                                                              ----------    ----------    ---------
Diluted earnings (loss) per share .......................     $    (1.00)   $    (0.74)   $    1.24
                                                              ==========    ==========    =========

         There were 691,200 and 595,267 shares of common stock issuable under the Company's stock option plan that were excluded in 2002 and 2001, respectively, from the computation of dilutive EPS because of their antidilutive effect. In addition, convertible preferred stock, convertible at the holder's option into Company common stock at $17.92 per share was not included in the computation of dilutive EPS because of their antidilutive effect.

11. INCOME TAXES

         Significant components of the income tax expense from continuing operations consist of the following:

                                                              YEAR ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         2002         2001           2000
                                                      ---------    ---------      ----------
Federal:
  Current benefit (expense) ...................       $  20,004    $  (1,417)     $      656
  Deferred (expense) benefit ..................          (7,486)       8,840         (10,101)
State:
  Current benefit (expense) ...................            (913)        (197)            491
  Deferred (expense) benefit ..................           2,521        1,308          (2,347)
                                                      ---------    ---------      ----------
  Total income tax benefit (expense) ..........       $  14,126    $   8,534      $  (11,301)
                                                      =========    =========      ==========

         Income tax expense for the years ended December 31, 2002, 2001 and 2000 includes reductions in estimated income taxes payable of $1,500, $0, and $2,400, respectively.

         A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) from continuing operations is as follows:

                                                           2002     2001     2000
                                                           ----     ----     ----
Federal statutory rate ..............................       35%      35%      35%
Effect of:
  Permanent differences .............................        -        -        1
  State taxes, net of Federal benefit ...............        3        3        3
  Minority Interest .................................       (5)      (5)       -
  Other .............................................        4        -       (8)
                                                           ---      ---      ---
                                                            37%      33%      31%
                                                           ===      ===      ===

         Permanent differences primarily relate to the Company's meal and entertainment disallowance and other nondeductible expenses.

         Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                            2002         2001
                                                         ----------   ----------
                      FEDERAL

Deferred federal tax assets:
  Accrued postretirement benefit cost ..............     $    9,868   $    8,273
  Accrued liabilities ..............................          8,482        4,133
  Federal NOL carried forward ......................          3,389       26,796
  Pension ..........................................          6,118           --
  Inventory write-down .............................          2,780        3,832
  General business credit ..........................            165          165
                                                         ----------   ----------
     Deferred federal tax assets ...................         30,802       43,199
Deferred federal tax liabilities:
  Tax over financial statement depreciation ........        (68,007)     (69,572)
  Equity contra - other comprehensive income .......         (4,534)      (3,412)
  Inventory basis ..................................             --       (4,866)
                                                         ----------   ----------
     Net deferred federal tax liability ............        (41,739)     (34,651)
                                                         ----------   ----------
                         STATE

Deferred state tax assets:
  Accrued postretirement benefit cost ..............          1,410        1,182
  Accrued liabilities ..............................            941          290
  Inventory write-down .............................            397          547
  State NOL carried forward ........................          2,133        2,133
  Pension ..........................................            874           --
                                                         ----------   ----------
     Deferred state tax assets .....................          5,755        4,152
Deferred state tax liabilities:
  Tax over financial statement depreciation ........         (9,715)      (9,938)
  Equity contra - other comprehensive income .......           (648)        (289)
  Inventory basis ..................................             --         (695)
                                                         ----------   ----------
     Net deferred state tax liability ..............         (4,608)      (6,770)
                                                         ----------   ----------
Net deferred tax liability .........................     $  (46,347)  $  (41,421)
                                                         ==========   ==========

         Of the $46,347 net deferred tax liability at December 31, 2002, $4,971 is included in current liabilities. Of the $41,421 net deferred tax liability at December 31, 2001, $1,879 is included in current liabilities. At December 31, 2002, the Company has a $10.0 million federal net operating loss that expires in 2023. Additionally, the Company has various state net operating loss carryforwards totaling $42.0 million which begin to expire in 2010.

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

         Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI, and the Company expects that neither the EPA, nor the State of West Virginia, will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

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

         Under the terms of the agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000. The Company does not believe that there are any undisclosed pre-closing conditions or known off-site migration of hazardous substances, and does not believe that it will be required to make any potential future payments under this indemnification. However, the potential future payments under this indemnification would be limited to $25,000 for on-site liabilities and there is no limit on potential future payments for any off-site liabilities.

         On July 6, 2000, while the Hawesville aluminum reduction facility was owned by Southwire Company, the EPA issued a final Record of Decision ("ROD") which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. The ROD was issued under the federal Comprehensive Environmental Response, Compensation and Liability Act. Those actions include:

         - removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls ("PCBs");

         - management and containment of soils and sediments with low PCB contamination in certain areas on-site; and

         - the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

         Under the Company's agreement with Southwire to purchase the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. The total costs for the remedial actions to be undertaken and paid for by Southwire relative to these liabilities are estimated under the ROD to be $12,600 and the forecast of annual operating and maintenance costs is $1,200. Century will operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century for any expense that exceeds $400 annually. Under the terms of the Company's agreements with Glencore relating to the Company's ownership and operation of the Hawesville Facility, Glencore will share pro rata in any environmental costs (net of any amounts available under the indemnity provisions in the Company's stock purchase agreement with Southwire) associated with the Hawesville Facility.

         If on-site environmental liabilities relating to pre-closing activities at Hawesville that were not known to exist as of the date of the closing of the acquisition, become known before March 31, 2007, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after March 31, 2007 will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility. Upon completion of the acquisition of Glencore's Hawesville interest, the Company will assume Glencore's responsibilities for the environmental liabilities with respect to the Hawesville facility.

         The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to the Hawesville plant's operations, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals reduction facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its reduction facility. Gaston and all other non-Hawesville assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville facility containing Hawesville's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by the Hawesville plant which pre-date the closing of the acquisition.

         Southwire has secured its indemnity obligations to the Company for environmental liabilities until April 1, 2008 by posting a $15,000 letter of credit issued in the Company's favor, with an additional $15,000 to be posted if Southwire's net worth drops below a pre-determined level during that period. The Company's indemnity rights under the agreement are shared pro rata with Glencore. The amount of security Southwire provides may increase (but not above $15,000 or $30,000, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

         Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the "Order") pursuant to which all other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage oil floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will pay the parties participating in the recovery effort the fair market value of the petroleum hydrocarbon recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the

Company's affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco's liability under the Order or its indemnity to Lockheed will have a material adverse effect on the Company's financial condition, results of operations, or liquidity. The Company's best estimate of the future potential payments under this indemnification is approximately $500. However, under the indemnification, there is no limit to the potential future payments.

         It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,370 and $1,800 at December 31, 2002 and December 31, 2001, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

Legal Contingencies

         Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors prior to the Kaiser Bankruptcy who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of the actions relating to the Ravenswood facility have been settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the Company has agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements it has reached on those asbestos claims. Since the Kaiser Bankruptcy, the Company has been named in an additional 61 civil actions based on similar allegations. The Company does not know if any of the 61 claimants were in the Ravenswood facility during the Company's ownership, but the Company will investigate such claims. Management believes that the costs of investigation or settlements, if any, will be immaterial.

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

         The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority at rates fixed by published schedules. One of those schedules is a fuel adjustment clause which permits the Authority to pass through charges or credits to the extent its actual costs vary from those costs in the formula set in the Fuel Cost Adjustment Clause. The Mt. Holly power contract expires December 31, 2005.

         Equipment failures at the Ravenswood, Mt. Holly or Hawesville facilities could limit or shut down the Company's production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.

         The Company is subject to losses associated with equipment shutdowns, caused by the loss or interruption of electrical power, as well as by labor shortages and catastrophic events. Power interruptions may have a material adverse effect on the Company's business because it uses large amounts of electricity in the primary aluminum production process. Any loss of power which causes an equipment shutdown can result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this occurs, significant losses can occur if the pots are damaged and require repair or replacement, a process that could limit or shut down the Company's production operations for a significant period of time. Certain shutdowns not covered by insurance could be a default under the revolving credit facility. Century's insurance does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

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

         In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Pechiney Metal Agreement") with Pechiney through July 31, 2003. This contract will be automatically extended through July 31, 2007 provided that the Company's power contract is extended through that date. Pursuant to the Pechiney Metal Agreement, Pechiney purchases, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum at a variable price determined by reference to the U.S. Midwest Market Price. After July 31, 2003, Pechiney will have the right, upon 12 month's notice, to reduce its purchase obligations under the contract by 50%.

         Concurrent with the Company's purchase of an additional 23% interest in the Mt. Holly facility from Xstrata, effective April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110 million pounds of primary aluminum products per year. Selling prices of the Glencore Metal Agreement through December 31, 2001 were determined by a market-based formula while the remaining eight years are at a fixed price as defined in the agreement. In January 2003, the Company agreed to terminate the contract for delivery of metal for the years 2005 through 2009. The Company will enter into a new 110 million pound contract which will include delivery of metal for the years 2005 through 2009 from the Mt. Holly facility at prices based on the then current market. The price will remain at a fixed price for the years 2003 and 2004. In consideration of the above, the Company will receive $35 million. Because the contract was terminated, delivery on the contract under its original fixed price terms is no longer probable. Accordingly, the contract will no longer qualify as normal under SFAS 133, as amended, and the entire contract (including 2003 and 2004) will be marked-to-market in the first quarter of 2003 with subsequent gains and losses reported in the statement of operations.

         In connection with the Hawesville acquisition in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Assuming the option is exercised, this represents approximately 56% of the production capacity of the Hawesville facility through the duration of the contract. The Company and Glencore will each be responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. The price for the molten aluminum to be delivered to Southwire from the Hawesville Facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 month's notice that it has elected not to renew. Upon completion of the acquisition of the remaining 20 percent of the Hawesville facility, the Company will assume Glencore's share of Southwire Metal Agreement.

         Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
329.0 million pounds and 377.1 million pounds of primary aluminum at December 31, 2002 and December 31, 2001, respectively. Of these forward delivery contracts, 0.3 million pounds and 25.5 million pounds at December 31, 2002 and December 31, 2001, respectively, were with the Glencore Group.

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

         To mitigate the volatility in its unpriced forward primary aluminum sales contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At December 31, 2002 and December 31, 2001, the Company had financial instruments, primarily with the Glencore Group, for
181.0 million pounds and 248.8 million pounds, respectively. These financial instruments are scheduled for settlement at various dates through 2003. The Company had no fixed price financial or delivery purchase contracts for aluminum at December 31, 2002. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2002, the Company had financial instruments for 1.5 million DTHs (one decatherm is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2003 through 2005. Based on the fair value of the Company's financial instruments as of December 31, 2002, accumulated other comprehensive income of $8,204 is expected to be reclassified to earnings over the next twelve month period.

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

14. RELATED PARTY TRANSACTIONS

         The significant related party transactions occurring during the years ended December 31, 2002, 2001 and 2000, and not discussed elsewhere in the notes to the consolidated financial statements, are described below.

Related Party Transactions -- Century

         During the years 2000, 2001 and 2002 and at December 31, 2002, the Chairman of the Board of Directors of Century was a member of the Board of Directors of Glencore International AG. In addition, during the years ended and at December 31, 2002, 2001 and 2000, one of Century's Board members was the Chairman of the Board of Directors of Glencore International AG.

Related Party Transactions -- Century of West Virginia

         During the years ended December 31, 2002, 2001 and 2000, Century of West Virginia purchased and sold alumina, primary and scrap aluminum in transactions with Glencore at prices which management believes approximated market.

Related Party Transactions -- Berkeley

         A substantial portion of Berkeley's sales during the years ended December 31, 2002, 2001 and 2000 were to Glencore.

Summary

         A summary of the aforementioned related party transactions for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                            2002          2001         2000
                                                         ----------    ----------   ----------
Net sales (a).......................................     $  107,594    $  111,469   $  129,320
Purchases...........................................         97,469        19,964       16,993
Management fees.....................................            485           416           --
Net gain (loss) on forward contracts................             --            (1)       2,261

-----------------------

(a) Net Sales includes gains and losses realized on the settlement of financial contracts.

         See Note 13 for a discussion of the Company's fixed-price commitments and forward financial contracts with related parties.

15. SUPPLEMENTAL CASH FLOW INFORMATION

                                            YEAR ENDED DECEMBER 31,
                                      -----------------------------------
                                         2002         2001         2000
                                      ----------   ----------   ---------
Cash paid for:
  Interest.....................       $   38,299   $   21,114   $     371
  Income taxes.................              286          934         771
Cash received from:
  Interest.....................              392          891       2,675
  Income tax refunds...........           17,574           66      13,322

Non-Cash Activities

         During the years ended December 31, 2002 and 2001, interest cost incurred in the construction of equipment of $810 and $250, respectively, was capitalized. No interest was capitalized during the year ended December 31, 2000. During 2002, the Company made non-cash contributions, consisting of the Company's common stock, of $3,180 to the Company's pension plans.

16. BUSINESS SEGMENTS

         The Company operates in only one reportable business segment, primary aluminum. The primary aluminum segment produces molten metal, rolling ingot, t-ingot, extrusion billet and foundry ingot.

         The accounting policies of the segment were the same as those described in Note 1 "Summary of Significant Accounting Policies." The Company evaluates segment performance based upon gross profit.

         All of the company's consolidated revenues and gross profits are from this segment. All expenditures for capital assets and all material amounts of depreciation and amortization expense relate to the primary aluminum segment. A reconciliation of the Company's consolidated assets to the total of primary aluminum segment assets is provided below.

                                                                           CORPORATE,
               SEGMENT ASSETS (1)                        PRIMARY          UNALLOCATED       TOTAL ASSETS
               ------------------                      -----------        -----------       ------------
2002..........................................         $   742,672        $   22,495        $    765,167
2001...........................................            757,774            18,932             776,706
2000..........................................             327,131             6,639             333,770

----------

(1) Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

         Included in the consolidated financial statements are the following amounts related to geographic locations:

                                     YEAR ENDED DECEMBER 31,
                              -------------------------------------
                                 2002          2001         2000
                              ----------    ----------   ----------
Net Sales
  United States........       $  711,003    $  654,922   $  428,597
  Other................              335            --           --

         At December 31, 2002, 2001, and 2000, all of the Company's long-lived assets were located in the United States.

         Revenues from Glencore represented 15.1%, 17.0% and 30.2% of the Company's consolidated revenues in 2002, 2001 and 2000, respectively. Revenues from Pechiney represented 31.0%, 31.1% and 55.1% of the Company's consolidated sales in 2002, 2001 and 2000, respectively. Revenues from Southwire represented 22.2% and 18.9% of the Company's consolidated sales in 2002 and 2001.

17. QUARTERLY INFORMATION (UNAUDITED)

         The following information includes the results from the Company's 80% interest in the Hawesville facility since its acquisition on April 1, 2001.

         Financial results by quarter for the years ended December 31, 2002 and 2001 are as follows:

                                                   GROSS                    NET INCOME
                                       NET         PROFIT     NET INCOME      (LOSS)
                                      SALES        (LOSS)       (LOSS)      PER SHARE
                                   -----------   ----------   ----------    ----------
2002:
  1st Quarter (1)...........       $   179,100   $    7,308   $   (3,468)    $  (0.19)
  2nd Quarter (2)...........           180,336        4,956       (4,600)       (0.25)
  3rd Quarter(3)(4).........           176,992          247       (7,764)       (0.40)
  4th Quarter(5)............           174,910        7,550       (2,776)       (0.16)
2001:
  1st Quarter (6)...........       $   110,690   $    8,420   $    3,151     $   0.15
  2nd Quarter (6)...........           188,919       13,765          843         0.04
  3rd Quarter(6)(7).........           183,371        3,270       (4,342)       (0.21)
  4th Quarter(8)............           171,942       (4,747)     (14,854)       (0.72)

--------------------
(1) The first quarter 2002 gross profit includes credits of $1,473 for inventory adjustments.

(2) The second quarter 2002 gross profit includes a charge of $717 for inventory adjustments.

(3) The third quarter 2002 gross profit includes a charge of $3,410 for inventory adjustments.

(4) The third quarter 2002 net income includes an after-tax charge of $1,072 to write-off deferred acquisition costs and an income tax benefit of $1,500 from a reduction in estimated income taxes.

(5) The fourth quarter 2002 gross profit includes credits of $2,901 for inventory adjustments.

(6) Gross profit in the first, second, and third quarters of 2001 include reclassifications of selling, general, and administrative expenses, principally from Hawesville, of $42, $2,522, and $1,642, respectively, to cost of goods sold for reporting consistency purposes.

(7) The third quarter 2001 includes a charge of $3,175 for inventory adjustments and proceeds of $3,365 on final settlements of insurance claims.

(8) The fourth quarter 2001 gross profit includes charges of $1,991 for inventory adjustments. Selling, general and administrative expense includes a $4,000 charge for bad debts and other expense includes a charge for loss on disposal of assets of $919.

18. CONSOLIDATING CONDENSED FINANCIAL INFORMATION

         The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). Condensed consolidating financial information was not provided for the periods prior to the Hawesville acquisition because: (i) Century Aluminum Company has no independent assets or operations, (ii) the guarantees are full and unconditional and joint and several, and (iii) for those periods, any subsidiaries of the Company other than the subsidiary guarantors were minor. As of December 31, 2001, as a result of the acquisition of the Hawesville facility, Century indirectly holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC") and as such consolidates 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as "Minority Interests". LLC (the "Non-Guarantor Subsidiary") has not guaranteed the Exchange Notes, and the Company has not caused its indirect equity interests in the LLC to be pledged as collateral for the Exchange Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the year ended December 31, 2002, and 2001, the Company allocated total corporate expenses of $10.9 million and $8.5 million to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

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

         The following summarized condensed consolidating balance sheets as of December 31, 2002 and 2001, condensed consolidating statements of operations for the years ended December 31, 2002 and 2001, and the condensed consolidating statements of cash flows for the years ended December 31, 2002 and 2001 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

         This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                                              COMBINED
                                                              GUARANTOR    NON-GUARANTOR    THE     RECLASSIFICATIONS
                                                             SUBSIDIARIES    SUBSIDIARY   COMPANY    AND ELIMINATIONS   CONSOLIDATED
                                                             -----------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                               $     745     $        -     $ 44,347    $        -          $  45,092
     Accounts receivable - net                                  45,936            304            -                           46,240
     Due from affiliates                                        87,071         10,102      353,292      (427,733)            22,732
     Inventories                                                55,877         21,258            -             -             77,135
     Prepaid and other assets                                    2,887            178        4,434        (2,722)             4,777
                                                             ----------------------------------------------------------------------
          Total current assets                                 192,516         31,842      402,073      (430,455)           195,976
Investment in Subsidiaries                                      74,663              -      184,234      (258,897)                 -
Property, Plant and Equipment - net                            416,590            780          251             -            417,621
Intangible Asset - net                                               -        119,744            -             -            119,744
Due from affiliates - Less current portion                         974              -            -             -                974
Other Assets                                                    13,041              -       17,811             -             30,852
                                                             ----------------------------------------------------------------------
          Total                                              $ 697,784     $  152,366     $604,369    $ (689,352)         $ 765,167
                                                             ======================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade                                 $  14,588     $   23,169     $      -    $        -          $  37,757
     Due to affiliates                                          32,711              -       64,243       (81,143)            15,811
     Industrial Revenue Bonds                                        -          7,815            -             -              7,815
     Accrued and other current liabilities                       6,257          5,055       12,802             -             24,114
     Accrued employee benefits costs - current portion           8,966            559        1,365             -             10,890
     Deferred Taxes-current portion                              7,763              -            -        (2,792)             4,971
                                                             ----------------------------------------------------------------------
          Total current liabilities                             70,285         36,598       78,410       (83,935)           101,358
                                                             ----------------------------------------------------------------------
Long Term Debt - net                                                 -              -      321,852             -            321,852
Accrued Pension Benefit Costs - Less current portion             3,771              -        6,980             -             10,751
Accrued Postretirement Benefit Costs - Less current portion     48,335         21,840          481             -             70,656
Other Liabilities                                              354,297            599            -      (346,520)             8,376
Deferred Taxes                                                  36,862              -        4,514             -             41,376
                                                             ----------------------------------------------------------------------
          Total noncurrent liabilities                         443,265         22,439      333,827      (346,520)           453,011
                                                             ----------------------------------------------------------------------
MINORITY INTEREST                                                    -              -            -        18,666             18,666

SHAREHOLDERS' EQUITY:
     Convertible Preferred Stock                                     -              -       25,000             -             25,000
     Common stock                                                   59              -          211           (59)               211
     Additional paid-in capital                                226,998        139,281      172,133      (366,279)           172,133
     Accumulated Other Comprehensive Income                      1,173              -        1,173        (1,173)             1,173
     Retained earnings (deficit)                               (43,996)       (45,952)      (6,385)       89,948             (6,385)
                                                             ----------------------------------------------------------------------
          Total shareholders' equity                           184,234         93,329      192,132      (277,563)          (192,132)
                                                             ----------------------------------------------------------------------
          Total                                              $ 697,784     $  152,366     $604,369    $ (689,352)         $ 765,167
                                                             ======================================================================

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2001

                                                              COMBINED
                                                              GUARANTOR    NON-GUARANTOR    THE     RECLASSIFICATIONS
                                                             SUBSIDIARIES    SUBSIDIARY   COMPANY    AND ELIMINATIONS   CONSOLIDATED
                                                             -----------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                 $ 1,020     $        -     $ 12,368     $         -      $  13,388
     Accounts receivable - net                                  48,365              -            -               -         48,365
     Due from affiliates                                        56,711            838      366,855        (408,705)        15,699
     Inventories                                                46,649         28,568            -               -         75,217
     Prepaid and other assets                                    7,395             98        1,674          (5,249)         3,918
                                                             ---------------------------------------------------------------------
          Total current assets                                 160,140         29,504      380,897        (413,954)       156,587
Investment in Subsidiaries                                      95,670              -      208,419        (304,089)             -
Property, Plant and Equipment - net                            428,721            878          475               -        430,074
Intangible Asset - net                                               -        146,002            -               -        146,002
Due from affiliates - Less current portion                       8,364              -            -               -          8,364
Other Assets                                                    20,467          1,674       16,784          (3,246)        35,679
                                                             --------------------------------------------------------------------
          Total                                               $713,362       $178,058     $606,575     $  (721,289)     $ 776,706
                                                             ====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable, trade                                  $ 19,922     $   22,472     $      -     $         -      $  42,394
     Due to affiliates                                               -          1,998       47,089         (46,886)         2,201
     Industrial Revenue Bonds                                        -          7,815            -               -          7,815
     Accrued and other current liabilities                      15,157          5,269       17,680          (5,321)        32,785
     Accrued employee benefits costs - current portion           7,054            147            -               -          7,201
     Deferred Tax Liabilities - current                          1,879              -            -               -          1,879
                                                             --------------------------------------------------------------------
          Total current liabilities                             44,012         37,701       64,769         (52,207)        94,275
                                                             --------------------------------------------------------------------
Long Term Debt - net                                                 -              -      321,446               -        321,446
Accrued Pension Benefit Costs - Less current portion             1,555              -        2,462               -          4,017
Accrued Postretirement Benefit Costs - Less current portion     45,008         20,619            -               -         65,627
Other Liabilities                                              371,580            151          713        (361,747)        10,697
Deferred Tax Liabilities - Less current                         42,788              -            -          (3,246)        39,542
                                                             --------------------------------------------------------------------
          Total noncurrent liabilities                         460,931         20,770      324,621        (364,993)       441,329
                                                             --------------------------------------------------------------------
MINORITY INTEREST                                                    -              -            -          23,917         23,917

SHAREHOLDERS' EQUITY:
     Convertible Preferred Stock                                     -              -       25,000               -         25,000
     Common stock                                                   59              -          205             (59)           205
     Additional paid-in capital                                226,996        139,281      168,414        (366,277)       168,414
     Accumulated Other Comprehensive Income                      6,752              -        6,752          (6,752)         6,752
     Retained earnings (deficit)                               (25,388)       (19,694)      16,814          45,082         16,814
                                                             --------------------------------------------------------------------
          Total shareholders' equity                           208,419        119,587      217,185        (328,006)       217,185
                                                             --------------------------------------------------------------------
          Total                                               $713,362     $  178,058     $606,575     $  (721,289)     $ 776,706
                                                             ====================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                             COMBINED
                                             GUARANTOR    NON-GUARANTOR                 RECLASSIFICATIONS
                                            SUBSIDIARIES    SUBSIDIARY    THE COMPANY    AND ELIMINATIONS   CONSOLIDATED
                                            ----------------------------------------------------------------------------
Net sales:
   Third-party customers                     $ 603,744       $       -   $      -       $      -            $ 603,744
   Related parties                             107,594               -          -              -              107,594
                                            ----------------------------------------------------------------------------
                                               711,338               -          -              -              711,338
                                            ----------------------------------------------------------------------------

Cost of goods sold                             665,032         279,614          -       (253,369)             691,277
Reimbursement from owners                            -        (253,541)         -        253,541                    -
                                            ----------------------------------------------------------------------------
Gross profit (loss)                             46,306         (26,073)         -           (172)              20,061

Selling, general and admin expenses             15,783               -          -              -               15,783
                                            ----------------------------------------------------------------------------
Operating income (loss)                         30,523         (26,073)         -           (172)               4,278

Interest expense                               (40,813)           (134)         -            134              (40,813)
Interest income                                    392               -          -              -                  392
Other income (expense), net                     (1,830)            (51)         -             38               (1,843)
                                            ----------------------------------------------------------------------------
Income (loss) before taxes                     (11,728)        (26,258)         -              -              (37,986)
Income tax (expense) benefit                     6,144               -          -          7,982               14,126
                                            ----------------------------------------------------------------------------
Net income (loss) before minority interest      (5,584)        (26,258)         -          7,982              (23,860)
Minority interest                                    -               -          -          5,252                5,252
Equity earnings (loss) of subsidiaries         (13,024)              -    (18,608)        31,632                    -
                                            ----------------------------------------------------------------------------
Net income (loss)                            $ (18,608)      $ (26,258)  $(18,608)      $ 44,866            $ (18,608)
                                            ============================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                              COMBINED
                                              GUARANTOR    NON-GUARANTOR                RECLASSIFICATIONS
                                             SUBSIDIARIES    SUBSIDIARY   THE COMPANY    AND ELIMINATIONS   CONSOLIDATED
                                             ----------------------------------------------------------------------------
Net sales:
   Third-party customers                      $ 543,453       $       -   $      -       $      -               $ 543,453
   Related parties                              111,469               -          -              -                 111,469
                                             ----------------------------------------------------------------------------
                                                654,922               -          -              -                 654,922
                                             ----------------------------------------------------------------------------

Cost of goods sold                              614,052         252,615          -       (232,453)                634,214
Reimbursement from owners                             -        (233,521)         -        233,521                       -
                                             ----------------------------------------------------------------------------
Gross profit (loss)                              40,870         (19,094)         -         (1,068)                 20,708

Selling, general and admin expenses              18,787             742          -           (931)                 18,598
                                             ----------------------------------------------------------------------------
Operating income (loss)                          22,083         (19,836)         -           (137)                  2,110
Interest expense                                (31,403)           (162)         -              -                 (31,565)
Interest income                                     891               -          -              -                     891
Other income (expense), net                       1,948             304          -            137                   2,389
                                             ----------------------------------------------------------------------------
Income (loss) before taxes                       (6,481)        (19,694)         -              -                 (26,175)
Income tax (expense) benefit                      2,547               -          -          5,987                   8,534
                                             ----------------------------------------------------------------------------
Net income (loss) before minority interest       (3,934)        (19,694)         -          5,987                 (17,641)
Minority interest                                                                           3,939                   3,939
Equity earnings (loss) of subsidiaries           (9,768)              -    (13,702)        23,470                       -
                                             ----------------------------------------------------------------------------
Net income (loss)                             $ (13,702)      $ (19,694)  $(13,702)      $ 33,396               $ (13,702)
                                             ============================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                               COMBINED
                                               GUARANTOR     NON-GUARANTOR                 RECLASSIFICATIONS
                                              SUBSIDIARIES    SUBSIDIARY    THE COMPANY     AND ELIMINATIONS   CONSOLIDATED
                                              ------------------------------------------------------------------------------
Net cash provided by operating activities      $  40,245       $  14,241    $      -       $      -            $  54,486
                                              ------------------------------------------------------------------------------
Investing activities:
  Purchase of property, plant and equipment      (17,371)         (1,056)          -              -              (18,427)
  Proceeds from sale of property, plant and
    equipment                                        231               -           -              -                  231
                                              ------------------------------------------------------------------------------
Net cash used in investing activities            (17,140)         (1,056)          -              -              (18,196)
                                              ------------------------------------------------------------------------------

Financing activities:
  Dividends                                            -               -      (4,591)             -               (4,591)
  Intercompany transactions                      (23,380)        (13,185)     36,565              -                    -
  Issuance of common stock                             -               -           5              -                    5
                                              ------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                     (23,380)        (13,185)     31,979              -               (4,586)
                                              ------------------------------------------------------------------------------
Net increase (decrease) in cash                     (275)              -      31,979              -               31,704

Beginning cash                                     1,020               -      12,368              -               13,388
                                              ------------------------------------------------------------------------------
Ending cash                                    $     745       $       -    $ 44,347       $      -            $  45,092
                                              ==============================================================================

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                                  COMBINED
                                                  GUARANTOR    NON-GUARANTOR                RECLASSIFICATIONS
                                                 SUBSIDIARIES    SUBSIDIARY   THE COMPANY    AND ELIMINATIONS   CONSOLIDATED
                                                 ---------------------------------------------------------------------------
Net cash provided by (used in)
  operating activities                            $  42,440       $  (3,817)  $      -       $      -            $ 38,623
                                                 ---------------------------------------------------------------------------

Investing activities:
  Purchase of property, plant and equipment         (14,082)           (374)         -              -             (14,456)
  Proceeds from sale of property, plant and
    equipment                                            54               -          -              -                  54
  Divestitures                                       98,971               -          -              -              98,971
  Business acquisition                             (466,814)              -          -              -            (466,814)
                                                 ---------------------------------------------------------------------------
Net cash used in investing activities              (381,871)           (374)         -              -            (382,245)
                                                 ---------------------------------------------------------------------------

Financing activities:
  Borrowings, third party                                 -               -    321,352              -             321,352
  Financing fees                                          -               -    (16,568)             -             (16,568)
  Dividends                                               -               -     (5,736)             -              (5,736)
  Intercompany transactions                         307,489           4,191   (311,680)             -                   -
  Issuance of preferred stock                             -               -     25,000              -              25,000
                                                 ---------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                        307,489           4,191     12,368              -             324,048
                                                 ---------------------------------------------------------------------------
Net increase (decrease) in cash                     (31,942)              -     12,368              -             (19,574)

Beginning cash                                       32,962               -          -              -              32,962
                                                 ---------------------------------------------------------------------------
Ending cash                                       $   1,020       $       -   $ 12,368       $      -            $ 13,388
                                                 ===========================================================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         This Item is incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant's Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period. Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         This Item is incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant's Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         This Item is incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant's Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This Item is incorporated by reference to the Registrant's definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant's Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

ITEM 14. CONTROLS AND PROCEDURES

a. Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)) and 15d-14(c)). Based upon that evaluation, the Company's management, including its Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures are effective to ensure that information to be included in the Company's reports required to be filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) LIST OF FINANCIAL STATEMENTS

         The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors' Report are included in Part II, Item 8 of this Form 10-K.

         Independent Auditors' Report.

         Consolidated Balance Sheets at December 31, 2002 and 2001.

         Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

         Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

         Notes to the Consolidated Financial Statements.

(a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES

         Independent Auditors' Report.

         Schedule II -- Valuation and Qualifying Accounts for the years ended
                        December 31, 2002, 2001 and 2000.

(a)(3) LIST OF EXHIBITS

  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT

     2.1 Stock and Asset Purchase Agreement dated July 26, 1999 by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC.(f)

     2.2 Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled Products LLC.(f)

     2.3 Molten Aluminum Purchase Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC.(f)

     2.4 Amended and Restated Shared Facilities and Services Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC.(f)

     2.5 Stock Purchase Agreement, dated August 31, 2001, among Century Aluminum Company and Southwire Company.(h)

     2.6 Asset Purchase Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century Kentucky, Inc., NSA, Ltd. and Glencore AG.(h)

     3.1      Restated Certificate of Incorporation of Registrant.(a)

     3.2      Amended and Restated Bylaws of Registrant, dated March 5, 1999.(e)

     3.3 Certificate of Designation for the Company's 8% Cumulative Convertible Preferred Stock, par value $.01 per share, dated March 28, 2001.(h)(i)

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

     4.8 Convertible Preferred Stock Purchase Agreement, dated as of April 2, 2001, between Century Aluminum Company and Glencore AG.(h)

     4.9      Form of Convertible Preferred Stock Certificate.(h)

     10.1 Agreement between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668, dated June 12, 1992.(a)

     10.2 Agreement between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668, dated November 30, 1994.(a)

     10.3 Extension of Labor Agreement, dated February 21, 2002, between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO.(k)

     10.4 Employment Agreement between Century Aluminum Company and Craig A. Davis.(b)(k)

     10.5     Employment Agreement between Century Aluminum Company and Gerald
              A. Meyers.(b)(k)

     10.6     Employment Agreement between Century Aluminum Company and Gerald
              J. Kitchen.(b)(e)

     10.7 Employment Agreement between Century Aluminum Company and David W. Beckley.(b)(k)

     10.8 Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.(a)(b)

     10.9 Amendment to Severance Protection Agreement between Century Aluminum Company and Craig A. Davis.(b)(e)

     10.10 Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.(a)(b)

     10.11 Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald A. Meyers.(b)(e)

     10.12 Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.(a)(b)

     10.13 Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald J. Kitchen.(b)(e)

     10.14 Form of Severance Agreement between Century Aluminum Company and David W. Beckley.(a)(b)

     10.15 Amendment to Severance Protection Agreement between Century Aluminum Company and David W. Beckley.(b)(e)

     10.16    1996 Stock Incentive Plan as amended through June 28, 2001.(b)(e)

     10.17    Non-Employee Directors Stock Option Plan.(a)(b)

     10.18 Amended and Restated Asset Purchase Agreement between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation, dated as of December 13, 1988.(a)

     10.19    Acquisition Agreement between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C., dated July 19, 1995.(a)

     10.20 Ravenswood Environmental Services Agreement between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation, dated as of February 7, 1989.(a)

     10.21 Asset Purchase Agreement Between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc. dated as of March 31, 2000.(g)

     10.22    Form of Tax Sharing Agreement.(a)

     10.23    Form of Disaffiliation Agreement.(a)

     10.24 Amended and Restated Owners Agreement between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC, dated as of January 26, 1996.(a)

     10.25 Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001).(b)(l)

     10.26    Limited Term Firm Power Supply Agreement between Ravenswood

              Aluminum Corporation and Ohio Power Company dated as of June 28, 1996.(c)

     10.27 Amendment No. 1 to the Limited Term Firm Power Supply Agreement between Ravenswood Aluminum Corporation and Ohio Power Company dated as of June 28, 1996.(c)

     10.28    Century Aluminum Company Incentive Compensation Plan.(b)(d)

     10.29 Revolving Credit Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. And NSA, Ltd., as borrowers, the lending institutions listed on
              Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as Arranger, and Credit Suisse First Boston, Inc. as Syndication Agent.(j)

     10.30 Collective Bargaining Agreement, effective April 2, 2001, between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC.(j)

     10.31 Owners Agreement, dated as of April 2, 2001, between NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum Kentucky, LLC.(j)

     10.32 Shared Services Agreement, dated April 2, 2001, by and between Century Aluminum Company, NSA, Ltd., Glencore Acquisition I LLC and Southwire Company. 10.5 1996 Stock Incentive Plan, as amended through June 28, 2001.(j)

     10.33 Century Aluminum Company Supplemental Retirement Income Benefit Plan.(b)(k)

     10.34 Alumina Supply Contract, dated January 1, 2001, between Century Aluminum of West Virginia and Glencore Ltd.(k)

     10.35 Alumina Supply Contract, dated January 1, 2001, between Berkeley Aluminum and Glencore AG.(k)

     21.1     List of Subsidiaries.

     23.1     Consent of Deloitte & Touche LLP.

     99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
----------
     (a) Incorporated by reference to the Registrant's Form S-1 Registration Statement, as amended, Registration No. 33-95486.

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

     (g) Incorporated by reference to the Registrant's Report on Form 8-K dated April 20, 2000.

     (h) Incorporated by reference to the Registrant's Report on Form 8-K dated April 17, 2001.

     (i) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     (j) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     (k) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     (l) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on June 4, 2002.

(b) REPORTS ON FORM 8-K:

     NONE

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CENTURY ALUMINUM COMPANY

                                   By:    /s/ DAVID W. BECKLEY
                                      --------------------------------------
                                              David W. Beckley
                                        Executive Vice President and
                                           Chief Financial Officer

Dated: March 24, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

        SIGNATURE                       TITLE                        DATE

     /s/ CRAIG A. DAVIS       Chairman                          March 24, 2003
  -------------------------
       Craig A. Davis

    /s/ WILLIAM HAMPSHIRE     Vice-Chairman                     March 24, 2003
  -------------------------
    William R. Hampshire

    /s/ GERALD A. MEYERS      President, Chief Executive        March 24, 2003
  -------------------------   Officer and Director
      Gerald A. Meyers        (Principal Executive Officer)


    /s/ DAVID W. BECKLEY      Executive Vice President and      March 24, 2003
  -------------------------   Chief Financial Officer
      David W. Beckley        (Principal Financial Officer
                              and Principal Accounting
                              Officer)

    /s/ ROMAN A. BNINSKI      Director                          March 24, 2003
  -------------------------
      Roman A. Bninski

    /s/ JOHN C. FONTAINE      Director                          March 24, 2003
  -------------------------
      John C. Fontaine

   /s/ WILLY R. STROTHOTTE    Director                          March 24, 2003
  -------------------------
     Willy R. Strothotte

   /s/ JOHN P. O'BRIEN        Director                          March 24, 2003
  -------------------------
     John P. O'Brien

   /s/ STUART M. SCHREIBER    Director                          March 24, 2003
  -------------------------
     Stuart M. Schreiber

   /s/ ROBERT E. FISHMAN      Director                          March 24, 2003
  -------------------------
     Robert E. Fishman

                                  CERTIFICATION

I, Gerald A. Meyers, Chief Executive Officer of Century Aluminum Company (Century), certify that:

         1.       I have reviewed this annual report on Form 10-K of Century;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Century as of, and for, the periods presented in this annual report;

         4. Century's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Century and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to Century, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of Century's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. Century's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 24, 2003                            /s/ GERALD A. MEYERS
                                                --------------------------------
                                                Title: Chief Executive Officer

                                  CERTIFICATION

I, David W. Beckley, Executive Vice President and Chief Financial Officer of Century Aluminum Company (Century), certify that:

         1.       I have reviewed this annual report on Form 10-K of Century;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Century as of, and for, the periods presented in this annual report;

         4. Century's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Century and we have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to Century, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of Century's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

         6. Century's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date: March 24, 2003
                                         /s/  DAVID W. BECKLEY
                                         --------------------------------------
                                         Title: Executive Vice President and
                                         Chief Financial Officer

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

         We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 5, 2003 included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in
Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 5, 2003

                                                                     SCHEDULE II

                            CENTURY ALUMINUM COMPANY

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT   CHARGED TO                    BALANCE AT
                                            BEGINNING     COST AND                        END
                                            OF PERIOD     EXPENSE      DEDUCTIONS      OF PERIOD
                                            ----------   ----------    ----------      ----------
                                                        (DOLLARS IN THOUSANDS)
YEAR ENDED DECEMBER 31, 2000:
  Allowance for doubtful trade
     accounts receivable.................   $    29      $   256       $     --         $  285
YEAR ENDED DECEMBER 31, 2001:
  Allowance for doubtful trade accounts
     receivable..........................   $   285      $ 4,431       $    371         $4,345
YEAR ENDED DECEMBER 31, 2002:
  Allowance for doubtful trade
     accounts receivable.................   $ 4,345      $    --       $    292         $4,053

                                 EXHIBIT INDEX


  EXHIBIT
  NUMBER                        DESCRIPTION OF EXHIBIT


     2.1 Stock and Asset Purchase Agreement dated July 26, 1999 by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC.(f)

     2.2 Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled Products LLC.(f)

     2.3 Molten Aluminum Purchase Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC.(f)

     2.4 Amended and Restated Shared Facilities and Services Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC.(f)

     2.5 Stock Purchase Agreement, dated August 31, 2001, among Century Aluminum Company and Southwire Company.(h)

     2.6 Asset Purchase Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century Kentucky, Inc., NSA, Ltd. and Glencore AG.(h)

     3.1      Restated Certificate of Incorporation of Registrant.(a)

     3.2      Amended and Restated Bylaws of Registrant, dated March 5, 1999.(e)

     3.3 Certificate of Designation for the Company's 8% Cumulative Convertible Preferred Stock, par value $.01 per share, dated March 28, 2001.(h)(i)

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

     4.8 Convertible Preferred Stock Purchase Agreement, dated as of April 2, 2001, between Century Aluminum Company and Glencore AG.(h)

     4.9      Form of Convertible Preferred Stock Certificate.(h)

     10.1 Agreement between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668, dated June 12, 1992.(a)

     10.2 Agreement between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668, dated November 30, 1994.(a)

     10.3 Extension of Labor Agreement, dated February 21, 2002, between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO.(k)

     10.4 Employment Agreement between Century Aluminum Company and Craig A. Davis.(b)(k)

     10.5     Employment Agreement between Century Aluminum Company and Gerald
              A. Meyers.(b)(k)

     10.6     Employment Agreement between Century Aluminum Company and Gerald
              J. Kitchen.(b)(e)

     10.7 Employment Agreement between Century Aluminum Company and David W. Beckley.(b)(k)

     10.8 Form of Severance Agreement between Century Aluminum Company and Craig A. Davis.(a)(b)

     10.9 Amendment to Severance Protection Agreement between Century Aluminum Company and Craig A. Davis.(e)

     10.10 Form of Severance Agreement between Century Aluminum Company and Gerald A. Meyers.(a)(b)

     10.11 Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald A. Meyers.(e)

     10.12 Form of Severance Agreement between Century Aluminum Company and Gerald J. Kitchen.(a)(b)

     10.13 Amendment to Severance Protection Agreement between Century Aluminum Company and Gerald J. Kitchen.(e)

     10.14 Form of Severance Agreement between Century Aluminum Company and David W. Beckley.(a)(b)

     10.15 Amendment to Severance Protection Agreement between Century Aluminum Company and David W. Beckley.(e)

     10.16    1996 Stock Incentive Plan as amended through June 28, 2001.(b)(e)

     10.17    Non-Employee Directors Stock Option Plan.(a)(b)

     10.18 Amended and Restated Asset Purchase Agreement between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation, dated as of December 13, 1988.(a)

     10.19 Acquisition Agreement between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C., dated July 19, 1995.(a)

     10.20 Ravenswood Environmental Services Agreement between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation, dated as of February 7, 1989.(a)

     10.21 Asset Purchase Agreement Between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc. dated as of March 31, 2000.(g)

     10.22    Form of Tax Sharing Agreement.(a)

     10.23    Form of Disaffiliation Agreement.(a)

     10.24 Amended and Restated Owners Agreement between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC, dated as of January 26, 1996.(a)

     10.25 Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001).(l)

     10.26 Limited Term Firm Power Supply Agreement between Ravenswood Aluminum Corporation and Ohio Power Company dated as of June 28, 1996.(c)

     10.27 Amendment No. 1 to the Limited Term Firm Power Supply Agreement between Ravenswood Aluminum Corporation and Ohio Power Company dated as of June 28, 1996.(c)

     10.28    Century Aluminum Company Incentive Compensation Plan.(b)(d)

     10.29 Revolving Credit Agreement, dated as of April 2, 2001, among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. And NSA, Ltd., as borrowers, the lending institutions listed on
              Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as Arranger, and Credit Suisse First Boston, Inc. as Syndication Agent.(j)

     10.30 Collective Bargaining Agreement, effective April 2, 2001, between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC.(j)

     10.31 Owners Agreement, dated as of April 2, 2001, between NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum Kentucky, LLC.(j)

     10.32 Shared Services Agreement, dated April 2, 2001, by and between Century Aluminum Company, NSA, Ltd., Glencore Acquisition I LLC and Southwire Company. 10.5 1996 Stock Incentive Plan, as amended through June 28, 2001.(j)

     10.33 Century Aluminum Company Supplemental Retirement Income Benefit Plan.(b)(k)

     10.34 Alumina Supply Contract, dated January 1, 2001, between Century Aluminum of West Virginia and Glencore Ltd.(k)

     10.35 Alumina Supply Contract, dated January 1, 2001, between Berkeley Aluminum and Glencore AG.(k)

     21.1     List of Subsidiaries.

     23.1     Consent of Deloitte & Touche LLP.


     99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

----------
     (a) Incorporated by reference to the Registrant's Form S-1 Registration Statement, as amended, Registration No. 33-95486.

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

     (g) Incorporated by reference to the Registrant's Report on Form 8-K dated April 20, 2000.

     (h) Incorporated by reference to the Registrant's Report on Form 8-K dated April 17, 2001.

     (i) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     (j) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

     (k) Incorporated by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

     (l) Incorporated by reference to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on June 4, 2002.

     (b) REPORTS ON FORM 8-K:

     NONE