Form 10-K/A
period 2002-12-31
CENTURY ALUMINUM CO
filed 2003-04-30
CIK 949157

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     As of April 25, 2003, 21,070,210 shares of common stock of the registrant were issued and outstanding. Based upon the NASDAQ closing price on June 28, 2002, the aggregate market value of the common stock held by non-affiliates of the registrant was $181,041,837.

DOCUMENTS INCORPORATED BY REFERENCE: None.
================================================================================

EXPLANATORY NOTE: The purpose of this amendment is to include the information required under Part III, Items 10-13 of the report on Form 10-K for Century Aluminum Company (the "Company" or "Century") for the year ended December 31, 2002, and not previously included in the Company's Annual Report on Form 10-K.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Board of Directors consists of nine members, divided into three classes: Class I, Class II and Class III. Directors in each such class are elected to serve for three-year terms, with each class standing for election in successive years.

                 CLASS I DIRECTORS WITH TERMS TO EXPIRE IN 2003

                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR       DIRECTOR
             NAME AND AGE                        EMPLOYMENT DURING PAST 5 YEARS; OTHER DIRECTORSHIPS       SINCE
             ------------                        ---------------------------------------------------       -----
Roman A. Bninski ....................56         Partner, law firm of Curtis, Mallet-Prevost, Colt &        1996
                                                Mosle LLP, New York, New York since 1984.

Stuart M. Schreiber  ................49         Founder and Managing Director of Integis, Inc. since       1999
                                                1997; former partner of Heidrick & Struggles from
                                                1988 to 1997.

Willy R. Strothotte..................59         Chairman of the Board of Glencore International AG         1996
                                                since 1994 and Chief Executive Officer from 1993 to
                                                December 2001; Chairman of the Board of Xstrata AG
                                                (formerly Sudelektra Holding AG) since 1990.

                CLASS II DIRECTORS WITH TERMS TO EXPIRE IN 2004

                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR       DIRECTOR
             NAME AND AGE                        EMPLOYMENT DURING PAST 5 YEARS; OTHER DIRECTORSHIPS       SINCE
             ------------                        ---------------------------------------------------       -----
John C. Fontaine (1) (2).............71         Of Counsel, law firm of Hughes Hubbard & Reed LLP          1996
                                                since January 2000 and partner from July 1997 to
                                                December 1999; President of Knight-Ridder, Inc. from
                                                July 1995 to July 1997; Chairman of the Samuel H.
                                                Kress Foundation.

Gerald A. Meyers.....................53         President and Chief Executive Officer of the Company       1995
                                                since January 2003, President and Chief Operating
                                                Officer of the Company from August 1995 to December
                                                2002; former President and Chief Operating Officer of
                                                Century Aluminum of West Virginia, Inc.

John P. O'Brien (1)(2)...............61         Managing Director of Inglewood Associates Inc. since       2000
                                                1990 and Chairman of Allied Construction Products
                                                since March 1993; Chairman and CEO of Jeffrey Mining
                                                Products L.P. from October 1995 to June 1999;
                                                Director of American Italian Pasta Co. from March
                                                1997 through November 2002 and Director of
                                                International Total Services, Inc. from August 1999
                                                through January 2003.

                CLASS III DIRECTORS WITH TERMS TO EXPIRE IN 2005

                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR       DIRECTOR
             NAME AND AGE                        EMPLOYMENT DURING PAST 5 YEARS; OTHER DIRECTORSHIPS       SINCE
             ------------                        ---------------------------------------------------       -----
Craig A. Davis ......................62         Chairman of the Board of the Company since August          1995
                                                1995; Chairman and Chief Executive Officer of the
                                                Company from August 1995 to December 2002; Director
                                                of Glencore International AG since December 1993 and
                                                Executive of Glencore International AG from September
                                                1990 to June 1996.

Robert E. Fishman, Ph.D. (2)(3)......51         Senior Vice President of Calpine Corporation since         2002
                                                2001; President of PB Power, Inc. from 1998 to 2001
                                                and Senior Vice President from 1991 to 1998.

William R. Hampshire (1).............75         Vice-Chairman of the Board of the Company since August     1995
                                                1995; independent consultant since 1990; former
                                                President and Chief Executive Officer of Howmet
                                                Aluminum Corporation.

-----------------------

(1)  Member of Compensation Committee.

(2)  Member of Audit Committee.

(3)  Dr. Fishman was elected to the Board in December 2002.

     Mr. Strothotte was designated to serve as a director of the Company by Glencore International AG.

     Information regarding the Company's executive officers is included in Part I, Item 4 of the Company's report on Form 10-K for the year ended December 31, 2002 under the heading "Executive Officers of the Registrant."

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

     Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 2002 fiscal year, all required Section 16(a) filings were timely made, except that Mr. Peter C. McGuire, an officer of the Company, inadvertently failed to report certain restricted stock awarded to him in 2000 on his initial Form 3 filing, which was otherwise timely filed upon his becoming a Section 16 reporting person.

ITEM 11. EXECUTIVE COMPENSATION

     Directors' Compensation

     Directors who are full-time salaried employees of the Company are not compensated for their service on the Board or on any Board Committee. Non-employee directors receive an annual retainer of $25,000 for their services, except for the Vice-Chairman, who receives an annual retainer of $30,000. In addition, each non-employee director received a fee of $1,000 during 2002 for each Board or Board Committee meeting attended. At its meeting held on December 13, 2002, the Board authorized an increase in the meeting fee paid to each non-employee director from $1,000 to $2,000 per meeting, effective January 1, 2003. The Board also authorized an increase in the meeting fee received by the Chairman of the Audit Committee, who will receive $3,000 per Audit Committee meeting attended. All directors are reimbursed for their travel and other expenses incurred in attending Board and Board Committee meetings.

     Under the Company's Non-Employee Directors Stock Option Plan, each director who is not an employee of the Company received a one-time grant of options to purchase 10,000 shares of common stock, and the Vice-Chairman received a one-time grant of options to purchase 25,000 shares of common stock. Such grants for Messrs. Bninski and Hampshire became effective upon the consummation of the Company's initial public offering at an exercise price equal to the initial public offering price, while grants to Messrs. Fishman, Fontaine, Schreiber, Strothotte and O'Brien became effective upon their election as directors at an exercise price equal to the market price of the Company's common stock at such times. The options vested one-third on the grant date, with an additional one-third vesting on each of the first and second anniversaries of the grant date. In addition, the Non-Employee Directors Stock Option Plan provides for annual grants of options to each non-employee director continuing in office after the annual meeting of stockholders each year at an exercise price equal to the market price of such shares on the date of the grant. During 2002, non-employee directors each received options to purchase 2,000 shares. At the Board meeting held on December 13, 2002, the Board approved an increase in the annual options granted to non-employee directors from 2,000 to 3,000 options, effective January 1, 2003.

    Summary Compensation Table

     The following table sets forth information with respect to the compensation paid or awarded by the Company to the Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities during 2000, 2001 and 2002.



                                           ANNUAL COMPENSATION
                                    -----------------------------------
                                                                OTHER
                                                                ANNUAL
                                                               COMPEN-
  NAME AND PRINCIPAL                                            SATION          ALL OTHER
       POSITION           YEAR      SALARY ($)    BONUS ($)     ($)(1)      COMPENSATION ($)(2)
       --------           ----      ----------    ---------    --------     -------------------
Craig A. Davis (3)        2002     $ 729,000    $  390,000       -0-           $   7,200
  Chairman and Chief      2001     $ 695,179    $  486,000       -0-           $   6,120
  Executive Officer       2000     $ 651,598    $  540,000       -0-           $  16,975

Gerald A. Meyers (4)      2002     $ 329,000    $  115,000     $ 42,336        $   9,005
  President and Chief     2001     $ 312,689    $  157,500     $ 31,038        $   7,925
  Operating Officer       2000     $ 294,812    $  175,000       -0-           $   9,984

Gerald J. Kitchen         2002     $ 261,000    $   85,000       -0-           $  10,665
  Executive Vice          2001     $ 248,939    $  122,500     $ 25,586        $   9,585
  President, General      2000     $ 233,683    $  136,000       -0-           $  13,218
  Counsel, Chief
  Administrative
  Officer and Secretary

David W. Beckley          2002     $ 259,000    $   85,000       -0-           $   9,645
  Executive Vice          2001     $ 246,720    $  121,250     $ 25,589        $   9,920
  President and Chief     2000     $ 231,855    $  134,500     $ 21,267        $   8,950
  Financial Officer

E. Jack Gates(5)          2002     $ 189,000    $   80,000       -0-           $   8,016
  Vice President          2001     $ 182,292    $  129,914(6)    -0-           $  82,456(7)
                          2000     $  12,329(8)       -0-        -0-               -0-

---------------
(1) Represents reimbursement of interest on funds borrowed to pay estimated taxes due upon the vesting of performance share grants.

(2) All other compensation is comprised of the Company's matching contributions under the Company's Defined Contribution Retirement Plan for each of the Named Executive Officers. In 2002, those contributions were $7,200 for each of Messrs. Davis, Meyers, Kitchen, Beckley and Gates. All other compensation also includes Company paid life insurance premiums in 2002 in the amounts of $1,805, $3,465, $2,445 and $816 for Messrs. Meyers, Kitchen, Beckley and Gates, respectively.

                                         (Footnotes continued on following page)

----------------------
(Footnotes continued from previous page)

(3) Mr. Davis was succeeded as Chief Executive Officer by Gerald A. Meyers effective January 1, 2003, but he remains Chairman of the Board of Directors.

(4) Mr. Meyers succeeded Craig A. Davis as Chief Executive Officer effective January 1, 2003.

(5)  Mr. Gates was elected Executive Vice President effective April 1, 2003.

(6) Includes $34,782 which represents the dollar value of a special stock grant of 2,645 shares made by the Company to Mr. Gates on December 14, 2001, based on the average sales price of the Company's common stock on the NASDAQ National Market of $13.15 per share on January 2, 2002, the date the shares vested. Also includes accrued dividend equivalents of $132 on such shares which was paid to Mr. Gates upon vesting.

(7) Includes one-time relocation and related costs in the amount of $75,750 relating to Mr. Gates' relocation to Owensboro, Kentucky.

(8)  Mr. Gates joined the Company in December 2000.



     Fiscal Year End Option Value Table

     The following table sets forth information regarding the aggregate number and value of options held by the Named Executive Officers as of December 31, 2002.

                                              NUMBER OF SHARES
                                       UNDERLYING UNEXERCISED OPTIONS      VALUE OF UNEXERCISED OPTIONS
                                         AT DECEMBER 31, 2002 (#)(1)        AT DECEMBER 31, 2002 ($)(2)
                                       ------------------------------      ----------------------------

     NAME                               EXERCISABLE     UNEXERCISABLE      EXERCISABLE     UNEXERCISABLE
     ----                               -----------     -------------      -----------     -------------
Craig A. Davis                            150,000              0             $     0                --
Gerald A. Meyers                          100,000              0             $     0                --
Gerald J. Kitchen                          61,666              0             $     0                --
David W. Beckley                           80,000              0             $     0                --
E. Jack Gates                              13,333          6,667             $ 4,800          $  2,400

-------------------
(1) The options shown in the table for Messrs. Davis, Meyers, Kitchen and Beckley were granted in March 1996 at an exercise price of $13.00 per share. The options became exercisable in three installments: one-third on the date of grant and one-third on each of the first and second anniversaries of the date of grant. The options shown in the table for Mr. Gates were granted in December 2000 at an exercise price of $7.05 per share. One-third became exercisable in June 2001, one-third became exercisable in June 2002, and the remaining one-third will become exercisable in June 2003.

(2) Value is calculated by multiplying: (i) the amount by which $7.41 (the last reported sale price of the Company's common stock on the NASDAQ National Market on December 31, 2002) exceeds the option exercise price, by (ii) the number of shares underlying the respective options.

Long-Term Incentive Plan Awards Table

     The following table sets forth information with respect to performance shares awarded to the Named Executive Officers under the Company's 1996 Stock Incentive Plan (the "Plan"). In accordance with guidelines adopted under the Plan, performance shares were awarded for 1998, the two-year period from 1998 through 1999, and thereafter, for rolling three-year periods beginning with 1998 through 2000. Because the earnings before taxes targets established for the two-year period ending in 1999 and the three-year periods ending in 2000, 2001 and 2002 were not met, all of the performance shares for those periods were forfeited. In 2001, the Board of Directors approved an amendment to the guidelines under the Plan that expanded the scope of the Company's performance targets to include, in addition to the achievement of financial targets, achievement of specific operating targets and long-term strategic targets (collectively, the "Award Targets"). The new performance guidelines were implemented beginning with the three-year period 2001 through 2003.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

                                             PERFORMANCE           ESTIMATED FUTURE COMMON STOCK PAYOUTS
                                              OR OTHER              UNDER NON-STOCK PRICE-BASED PLANS
                                            PERIOD UNTIL
                            PERFORMANCE     MATURATION OR        THRESHOLD       TARGET           MAXIMUM
      NAME                 SHARES (#)(1)       PAYOUT               (#)          (#)(2)           (#)(3)
Craig A. Davis                73,686          2001-2003             -0-          73,686           110,529
                              58,909          2002-2004             -0-          58,909            88,364

Gerald A. Meyers              32,440          2001-2003             -0-          32,440            48,660
                              25,166          2002-2004             -0-          25,166            37,749

Gerald J. Kitchen             19,765          2001-2003             -0-          19,765            29,648
                              15,586          2002-2004             -0-          15,586            23,379

David W. Beckley              19,564          2001-2003             -0-          19,564            29,346
                              15,420          2002-2004             -0-          15,420            23,130

E. Jack Gates                 11,170          2001-2003             -0-          11,170            16,755
                               9,502          2002-2004             -0-           9,502            14,253

----------------------
(1) Performance shares represent shares of Company common stock that, upon vesting, are issued to the award recipient. Except as described herein, performance shares are forfeited if the award recipient is not employed full-time by the Company at the end of the award cycle period. In the event of death, disability or retirement, the award recipient will receive a pro rata award based upon the number of weeks employed during the award cycle period. To the extent dividends are paid on the Company's common stock, dividend equivalents accrue on performance shares and are paid upon vesting.

(2) Target payouts represent the target number of shares that will vest if the Company achieves its Award Targets in their entirety for the period. The Compensation Committee of the Board of Directors has retained full discretion to modify awards under the guidelines. If Award Targets are not achieved in their entirety, awards may be adjusted downward or eliminated in their entirety. In addition, regardless of performance against Award Targets, the Committee's discretion includes the right to determine that, should circumstances warrant, no award would be payable.

(3) Maximum payouts represent the maximum number of shares that the Compensation Committee is authorized to award if the Company exceeds all of its Award Targets. In cases where the target is exceeded, the number of shares vested in excess of the target number of shares is calculated by converting the excess award into cash and reconverting the excess award into shares at the greater of the share price calculated at the time of the award or the average share price for the month preceding the month in which the shares vest.

     Pension Plan Table

     The Company maintains a non-contributory defined benefit pension plan for salaried employees of the Company who meet certain eligibility requirements. The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications. The figures shown include supplemental benefits payable to the Named Executive Officers, exclusive of benefits payable under the enhanced supplemental retirement plan described below.

                                                      YEARS OF CREDITED SERVICE
                    --------------------------------------------------------------------------------------------
REMUNERATION            5         10          15          20          25          30          35          40
------------        --------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
 $  100,000         $  7,500   $  15,000   $  22,500   $  30,000   $  37,500   $  45,000   $  52,500   $  60,000
 $  200,000         $ 15,000   $  30,000   $  45,000   $  60,000   $  75,000   $  90,000   $ 105,000   $ 120,000
 $  300,000         $ 22,500   $  45,000   $  67,500   $  90,000   $ 112,500   $ 135,000   $ 157,500   $ 180,000
 $  400,000         $ 30,000   $  60,000   $  90,000   $ 120,000   $ 150,000   $ 180,000   $ 210,000   $ 240,000
 $  500,000         $ 37,500   $  75,000   $ 112,500   $ 150,000   $ 187,500   $ 225,000   $ 262,500   $ 300,000
 $  600,000         $ 45,000   $  90,000   $ 135,000   $ 180,000   $ 225,000   $ 270,000   $ 315,000   $ 360,000
 $  700,000         $ 52,500   $ 105,000   $ 157,500   $ 210,000   $ 262,500   $ 315,000   $ 367,500   $ 420,000
 $  800,000         $ 60,000   $ 120,000   $ 180,000   $ 240,000   $ 300,000   $ 360,000   $ 420,000   $ 480,000
 $  900,000         $ 67,500   $ 135,000   $ 202,500   $ 270,000   $ 337,500   $ 405,000   $ 472,500   $ 540,000
 $1,000,000         $ 75,000   $ 150,000   $ 225,000   $ 300,000   $ 375,000   $ 450,000   $ 525,000   $ 600,000
 $1,100,000         $ 82,500   $ 165,000   $ 247,500   $ 330,000   $ 412,500   $ 495,000   $ 577,500   $ 660,000
 $1,200,000         $ 90,000   $ 180,000   $ 270,000   $ 360,000   $ 450,000   $ 540,000   $ 630,000   $ 720,000
 $1,300,000         $ 97,500   $ 195,000   $ 292,500   $ 390,000   $ 487,500   $ 585,000   $ 682,500   $ 780,000
 $1,400,000         $105,000   $ 210,000   $ 315,000   $ 420,000   $ 525,000   $ 630,000   $ 735,000   $ 840,000

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

     The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the "Code"). The years of credited service for Messrs. Davis, Meyers, Kitchen, Beckley and Gates at December 31, 2002, were approximately 10, 10, 7, 7 and 2, respectively.

     Enhanced Supplemental Retirement Plan

     The Company adopted an enhanced supplemental retirement benefit plan (the "Enhanced SRP") in 2001 in order to permit selected senior executives to achieve estimated levels of retirement income when, due to the executive's age and potential years of service at normal retirement age, benefits under the Company's existing qualified and nonqualified defined benefit pension plans are projected to be less than a specified percentage of the executive's estimated final average annual pay. Messrs. Davis, Meyers, Kitchen and Beckley were selected to participate in this plan at fifty percent (50%) of their estimated final average compensation during each executive's final five years of service. The Company believes this level of retirement benefits is commensurate with retirement benefits paid to senior executives of comparable companies. Under the Enhanced SRP, these senior executives will be entitled to receive an annual supplemental retirement benefit in the following amounts if, from January 1, 2001, they remain employed by the Company for a period of four years in the case of Mr. Davis and five years in the cases of Messrs. Meyers, Kitchen and Beckley:
Craig A. Davis, $425,000; Gerald A. Meyers, $200,000; Gerald J. Kitchen, $145,000; and David. W. Beckley, $145,000.

     If an executive's employment is terminated prior to the end of the requisite period, the annual supplemental retirement benefit will be reduced pro rata for each year of employment less than the required four or five years. However, an executive will receive the full benefit in the event of disability, change in control or termination of employment without cause. The Company has invested funds to meet the Enhanced SRP obligations through the purchase of key-man life insurance policies on the lives of the participating executives. The policies are owned by the Company and have been placed in a Rabbi Trust to secure the Company's payment obligations.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with each of Messrs. Craig
A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley, effective January 1, 2002, providing for terms of employment of three years. Under the agreements, the base salaries of Messrs. Meyers, Kitchen and Beckley may not be reduced below $340,000, $258,000 and $255,250, respectively. Mr. Davis was succeeded as Chief Executive Officer by Gerald A. Meyers effective January 1, 2003, but he remains Chairman of the Board of Directors. Mr. Davis' employment agreement provided for a base salary of $718,500 for 2002 and $500,000 for 2003 and 2004. The agreements provide that the base salaries may be subject to increases established from time to time by the Board of Directors. In addition, the executives are eligible for bonuses in accordance with the Company's annual incentive plan and stock option grants and performance share awards under the Company's 1996 Stock Incentive Plan. The agreements also provide that the executives will receive, in addition to the Enhanced SRP described above, unfunded supplemental executive retirement benefits in addition to any benefits received under the Company's qualified retirement plans. The supplemental benefit for each executive will be equal to the amount that would normally be paid under the Company's qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code and as if the executives were fully vested in the qualified retirement plan benefits. In the event of termination of employment "without cause," the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.

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

     The Code imposes certain excise taxes on, and limits the deductibility of, certain compensatory payments made by a corporation to or for the benefit of certain individuals if such payments are contingent upon certain changes in the ownership or effective control of the corporation or the ownership of a substantial portion of the assets of the corporation, provided that such payments to the individual have an aggregate present value in excess of three times the individual's annualized includible compensation for the base period, as defined in the Code. The agreements provide for additional payments to the executives in order to fully offset any excise taxes payable by an executive as a result of the payments and benefits provided in the severance compensation agreements.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2002, the members of the Board's Compensation Committee were Messrs. John C. Fontaine, William R. Hampshire, John P. O'Brien and Stuart M. Schreiber. Mr. Hampshire served as President and Chief Operating Officer of Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation and a subsidiary of the Company) from April 1992 through January 1993. As of March 25, 2003, Mr. Schreiber no longer serves on the Company's Compensation Committee due to anticipated changes in the independence standards for compensation committee members. The Company expects that the remaining members of the Compensation Committee will meet the revised independence standards once implemented.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of April 14, 2003, (except as otherwise noted) by (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding shares of common stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group. All of the issued and outstanding shares of the Company's convertible preferred stock are held by Glencore International AG, as set forth more fully in footnote 2 below.

                NAME OF BENEFICIAL OWNER                                AMOUNT AND NATURE OF
                          OWNER                                         BENEFICIAL OWNERSHIP(1)   PERCENTAGE OF CLASS
                ------------------------                                -----------------------   -------------------
Glencore International AG......................................              9,320,089(2)               41.5
FMR Corp.......................................................              2,065,860(3)                9.8
Dimensional Fund Advisors Inc..................................              1,533,300(4)                7.3
David W. Beckley...............................................                125,694(5)                 *
Roman A. Bninski...............................................                 20,500(6)                 *
Craig A. Davis.................................................                323,561(7)                1.5
Robert E. Fishman..............................................                  3,333(8)                 *
John C. Fontaine...............................................                 20,750(9)                 *
E. Jack Gates..................................................                 23,513(10)                *
William R. Hampshire...........................................                 17,400(11)                *
Gerald J. Kitchen..............................................                118,986(12)                *
Gerald A. Meyers...............................................                195,888(13)                *
John P. O'Brien................................................                 19,000(14)                *
Stuart M. Schreiber............................................                 16,000(15)                *
Willy R. Strothotte............................................                 20,500(16)                *
All directors and executive officers as a group (15 persons)...                985,313(17)               4.6

-----------------------
* Less than one percent.

(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2) Based upon information set forth in a Schedule 13D filing dated April 12, 2001, Glencore International AG beneficially owns such shares through affiliates, including Glencore AG, which directly owns 9,320,089 shares, including 7,925,000 shares of common stock and 500,000 shares of Century's convertible preferred stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is convertible at any time, at the option of the holder, into 1,395,089 shares of Century common stock. The business address of each of Glencore International AG and Glencore AG is Baarermattstrasse 3, P.O. Box 777, CH 6341, Baar, Switzerland.

(3) Based upon information as of December 31, 2002, as set forth in a Schedule 13G filing dated February 13, 2003, FMR Corp. has sole voting power with respect to 1,605,140 shares and sole investment power with respect to 2,065,860 shares. The business address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.

(4) Based upon information as of December 31, 2002, set forth in a Schedule 13G filing dated February 12, 2003, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and investment power with respect to such shares. All of these shares are owned by advisory clients of Dimensional and Dimensional disclaims beneficial ownership of all such shares. The business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(5)  Includes 80,000 shares which are subject to presently exercisable options.

(6) Includes 20,500 shares which are subject to options presently exercisable or exercisable in 60 days.

(7) Includes 150,000 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Davis is a director.

(8)  Includes 3,333 shares which are subject to options presently exercisable.

(9) Includes 250 shares owned jointly with Mr. Fontaine's wife. Also includes 20,500 shares which are subject to options presently exercisable or exercisable within 60 days.

                                         (Footnotes continued on following page)

-------------------------
(Footnotes continued from previous page)

(10) Includes 20,000 shares which are subject to options presently exercisable or exercisable within 60 days.

(11) Includes 4,500 shares which are subject to options presently exercisable or exercisable within 60 days. Also includes 5,400 shares owned by Mr. Hampshire's wife.

(12) Includes 61,666 shares which are subject to options presently exercisable.

(13) Includes 100,000 shares which are subject to presently exercisable options.

(14) Includes 14,000 shares which are subject to options presently exercisable or exercisable within 60 days.

(15) Includes 16,000 shares which are subject to options presently exercisable or exercisable within 60 days.

(16) Includes 20,500 shares which are subject to options presently exercisable or exercisable within 60 days. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Strothotte is the Chairman.

(17) Includes 530,166 shares which are subject to options presently exercisable or exercisable within 60 days. Excludes 9,320,089 shares beneficially owned by Glencore International AG.

     Information regarding the shares authorized for issuance under the Company's equity compensation plans is included in Part II, Item 5 of the Company's report on Form 10-K for the year ended December 31, 2002, under the heading "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2002, the Company purchased primary aluminum and alumina from Glencore International AG and its subsidiaries (collectively, "Glencore"). Such purchases, which were made at market prices, aggregated $ 97.5 million in 2002. During 2002, the Company purchased from Glencore under separate supply agreements all of its alumina requirements for the Ravenswood facility and its 49.67% interest in the Mt. Holly facility under separate supply agreements. The supply agreements for Ravenswood and 54% of the Company's requirements for Mt. Holly run through 2006. The supply agreement for the remaining 46% of the Company's requirements for Mt. Holly runs through January 31, 2008. The Company's alumina purchases from Glencore in 2002 were made on an arms'-length basis at market prices.

     The Company sold primary aluminum to Glencore in 2002. For the year ended December 31, 2002, net sales to Glencore amounted to $107.6 million, including gains and losses realized on the settlement of financial contracts. Sales of primary aluminum to Glencore amounted to 15.1% of the Company's total revenues in 2002. The Company's primary aluminum sales to Glencore in 2002 were made on an arms'-length basis at market prices.

     Throughout 2002, Century was party to a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009, at a fixed price (the "Fixed Price Agreement"). In January 2003, the Company and Glencore agreed to terminate the Fixed Price Agreement for delivery of metal for the years 2005 through 2009. Subsequently, the Company and Glencore entered into a new contract for delivery to Glencore of 110 million pounds per year of primary aluminum for the years 2005 through 2009 from the Mt. Holly facility at prices based on the then current market. The price remains fixed for the years 2003 and 2004. In consideration for the above, the Company received $35 million from Glencore. Exclusive of the Fixed Price Agreement, the Company had forward delivery commitments to sell 0.3 million pounds of primary aluminum to Glencore at December 31, 2002.

     As of December 31, 2002, the Company had outstanding forward financial sales contracts with Glencore for 181.0 million pounds of primary aluminum to hedge production in 2003. Current accounting standards provide for cash flow hedge accounting treatment and the effective portion of the unrealized gains and losses on the hedges are recorded in the balance sheet in accumulated other comprehensive income. As of December 31, 2002, the Company had recorded $12.9 million in other comprehensive income related to such contracts. The Company intends to continue to enter into hedging arrangements with Glencore in the future.

     On April 1, 2003, the Company completed the acquisition of the 20% interest in the Hawesville, Kentucky primary aluminum reduction facility which was owned by Glencore, together with Glencore's pro rata interest in certain related assets (collectively, the "20% Hawesville Interest"). Century paid a purchase price of approximately $105 million for the 20% Hawesville Interest (subject to adjustment based on working capital levels), which it financed with approximately $65 million of available cash and a six-year $40 million promissory note payable to Glencore (the "Hawesville Note"). Amounts outstanding under the Hawesville Note bear interest at a rate of 10% per annum and are secured by a first priority security interest in the 20% Hawesville Interest. Until the Hawesville Note matures on April 1, 2009, the Company will make principal and interest payments semi-annually, with principal payments based on the average closing prices for aluminum quoted on the London Metals Exchange for the six month period ending two weeks prior to each payment date. The Company's obligations under the Hawesville Note are guaranteed by each of its consolidated subsidiaries, including Hancock Aluminum LLC ("Hancock"), a wholly-owned subsidiary of the Company which holds the 20% Hawesville Interest.

     Century's purchase of the 20% Hawesville Interest was effected pursuant to the terms of an Asset Purchase Agreement, dated as of April 1, 2003, among Glencore Ltd., Glencore Acquisition I LLC, Hancock and the Company (the "Asset Purchase Agreement"). The terms of the Asset Purchase Agreement, including the purchase price paid for the 20% Hawesville Interest, were determined through arms'-length negotiations between the parties and approved by an independent committee of the Board.

     Glencore originally purchased the 20% Hawesville Interest from Century in April 2001 when Century acquired the Hawesville facility and related assets from Southwire Company ("Southwire"), a privately-held wire and cable manufacturing company. The cash purchase price paid by Glencore to Century in 2001 was $97.8 million. Glencore also assumed direct responsibility for a pro rata portion of certain liabilities and obligations related to the Hawesville facility, including: (i) delivery obligations under the Molten Aluminum Supply Agreement, dated April 1, 2001, between Century and Southwire, (ii) debt service obligations related to $7.8 million in industrial revenue bonds ("IRBs") assumed by Century in connection with the Hawesville Acquisition, (iii) any post-closing payments due Southwire pursuant to the terms of the Company's agreement with Southwire, and (iv) certain other post-closing liabilities and obligations (including environmental) related to the Hawesville facility (collectively, the "Assumed Liabilities").

     Upon the Company's acquisition in April 2003 of the 20% Hawesville Interest from Glencore, the Company assumed all of Glencore's obligations related to the Assumed Liabilities. The Company also issued a promissory note to Glencore to secure any payments Glencore makes as guarantor of a letter of credit the Company posted in April 2001 in support of the IRBs.

     In connection with this acquisition, the Company and Glencore also entered into a 10-year contract commencing January 1, 2004, under which Glencore will purchase 45 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities at prices based on then-current markets.

     Mr. Craig A. Davis, Chairman of the Company, is a director of Glencore International AG and was an executive of Glencore International AG and Glencore AG from September 1990 until June 1996.

     Mr. Willy R. Strothotte, a director of the Company, is Chairman of the Board of Directors of Glencore International AG and served as its Chief Executive Officer from 1994 through 2001.

     Mr. Roman A. Bninski, a director of the Company, is a partner of Curtis, Mallet-Prevost, Colt & Mosle LLP, which furnishes legal services to the Company and Glencore.

     Indebtedness of Management

     Until July 30, 2002, the Company sponsored a program whereby it offered full-recourse loans to its executives to pay their tax liability upon the award of stock grants or the vesting of performance shares (the "Tax Loans"). Each Tax Loan is secured by the vested or awarded shares which gave rise to the tax liability and must be repaid on the earlier of: (i) January 2, 2017 (the "Due Date"), (ii) on a pro rata basis, upon the sale of any shares securing the Tax Loan prior to the Due Date, or (iii) one hundred and twenty (120) days following the termination of the executive's employment. The Company pays the interest on the Tax Loan for each executive, which is equal to the applicable short-term federal funds rate, compounded semi-annually. During 2002, the following executives participated in the Company's Tax Loan program:

                                                               MAXIMUM AGGREGATE AMOUNT     AGGREGATE TAX LOANS
       NAME                         POSITION                   OF TAX LOANS DURING 2002    OUTSTANDING AT 4/25/03
       ----                         --------                   ------------------------     ----------------------
Gerald J. Kitchen         Executive Vice President, General           $ 390,000                   $287,000
                          Counsel, Chief Administrative
                          Officer and Secretary

Daniel J. Krofcheck       Vice President and Treasurer                $  81,732                   $ 81,732

Peter C. McGuire          Vice President and Associate                $  68,992                   $ 68,992
                          General Counsel

Steve Schneider           Vice President                              $   7,724                   $  7,724

     Prior to July 30, 2002, as part of the Company's relocation assistance program, the Company offered eligible employees full-recourse loans for the purpose of paying applicable relocation expenses, including expenses related to the purchase of a home. In 2001, Steve Schneider, a Vice President of the Company, obtained $345,000 in loans from the Company in connection with the commencement of his employment with the Company in July 2001. Of that total, $145,000 was evidenced by a demand note, which bore interest at a rate of six percent (6%) per annum and which was repaid by Mr. Schneider in April 2002. The remaining $200,000 was borrowed by Mr. Schneider pursuant to the terms of a promissory note, which is secured by a deed of trust on Mr. Schneider's home. The promissory note bears interest at a rate of six percent (6%) per annum until July 15, 2003, and thereafter at a rate of eight percent (8%) per annum. All unpaid principal and accrued interest due under the promissory note will be immediately due and payable upon the earlier of: (i) July 15, 2006, or (ii) the termination of Mr. Schneider's employment with the Company.

     In order to comply with the requirements of Section 402 of the Sarbanes-Oxley Act of 2002, the Company eliminated its Tax Loan and relocation loan programs effective July 30, 2002. Any loans outstanding under those programs as of such date will be repaid in accordance with their original terms.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CENTURY ALUMINUM COMPANY

                                                 By:     /s/ DAVID W. BECKLEY
                                                     --------------------------
                                                          David W. Beckley
                                                      Executive Vice President
                                                     and Chief Financial Officer

Dated: April 30, 2003

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

               SIGNATURE                                           TITLE                          DATE
               ---------                                           -----                          ----
         /s/ CRAIG A. DAVIS                                       Chairman                    April 30, 2003
-----------------------------------------
            Craig A. Davis

        /s/ WILLIAM R. HAMPSHIRE.                                  Vice-Chairman                 April 30, 2003
-----------------------------------------
          William R. Hampshire

        /s/ GERALD A. MEYERS                       President, Chief Executive Officer and     April 30, 2003
-----------------------------------------          Director (Principal Executive Officer)
          Gerald A. Meyers

        /s/ DAVID W. BECKLEY                         Executive Vice President and Chief       April 30, 2003
-----------------------------------------          Financial Officer (Principal Financial
          David W. Beckley                        Officer and Principal Accounting Officer)

        /s/ ROMAN A. BNINSKI                                      Director                    April 30, 2003
-----------------------------------------
          Roman A. Bninski

       /s/ JOHN C. FONTAINE                                       Director                    April 30, 2003
-----------------------------------------
         John C. Fontaine

      /s/ WILLY R. STROTHOTTE                                     Director                    April 30, 2003
-----------------------------------------
        Willy R. Strothotte

       /s/ JOHN P. O'BRIEN                                        Director                    April 30, 2003
-----------------------------------------
         John P. O'Brien

      /s/ STUART M. SCHREIBER                                     Director                    April 30, 2003
-----------------------------------------
        Stuart M. Schreiber

      /s/ ROBERT E. FISHMAN                                       Director                    April 30, 2003
-----------------------------------------
        Robert E. Fishman

                                  CERTIFICATION

I, Gerald A. Meyers, Chief Executive Officer of Century Aluminum Company (Century), certify that:

1.       I have reviewed this annual report on Form 10-K/A of Century;

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

Date: April 30, 2003
                                                       /s/ GERALD A. MEYERS

                                                  ------------------------------
                                                  Name: Gerald A. Meyers
                                                  Title: Chief Executive Officer

                                 CERTIFICATION

I, David W. Beckley, Executive Vice President and Chief Financial Officer of Century Aluminum Company (Century), certify that:

1.       I have reviewed this annual report on Form 10-K/A of Century;

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

Date: April 30, 2003

                                                   /s/  DAVID W. BECKLEY

                                             -----------------------------------
                                             Name: David W. Beckley
                                             Title: Executive Vice President and
                                                    Chief Financial Officer