Form 10-Q
period 2003-03-31
CENTURY ALUMINUM CO
filed 2003-05-15
CIK 949157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2003.

                                       OR

           | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No | |

      The registrant had 21,070,210 shares of common stock outstanding at April 30, 2003.

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS.

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                        2003           2002
                                                                                     ---------      ----------
                                                         ASSETS
Current Assets:
     Cash and cash equivalents .................................................     $  56,833      $  45,092
     Accounts receivable - net .................................................        47,914         46,240
     Due from affiliates .......................................................        58,257         22,732
     Inventories ...............................................................        74,486         77,135
     Prepaid and other assets ..................................................        10,650          4,777
                                                                                     ---------      ---------
         Total current assets ..................................................       248,140        195,976
Property, Plant and Equipment - net ............................................       424,647        417,621
Intangible Asset - net .........................................................       114,817        119,744
Due from Affiliates - Less current portion .....................................            --            974
Other Assets ...................................................................        35,026         30,852
                                                                                     ---------      ---------
         Total .................................................................     $ 822,630      $ 765,167
                                                                                     =========      =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Accounts payable, trade ...................................................     $  35,574      $  37,757
     Due to affiliates .........................................................        16,180         15,811
     Industrial revenue bonds ..................................................         7,815          7,815
     Accrued and other current liabilities .....................................        34,951         24,114
     Accrued employee benefits costs - current portion .........................        11,100         10,890
     Deferred Taxes - current portion ..........................................         7,880          4,971
                                                                                     ---------      ---------
         Total current liabilities .............................................       113,500        101,358
                                                                                     ---------      ---------

Long Term Debt - net ...........................................................       321,962        321,852
Accrued Pension Benefits Costs - Less current portion ..........................        11,689         10,751
Accrued Postretirement Benefits Costs - Less current portion ...................        72,738         70,656
Other Liabilities ..............................................................        32,217          8,376
Deferred Taxes .................................................................        46,165         41,376
                                                                                     ---------      ---------
         Total noncurrent liabilities ..........................................       484,771        453,011
                                                                                     ---------      ---------

Minority Interest ..............................................................        17,680         18,666
Contingencies and Commitments (See Note 5)
Shareholders' Equity:
     Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding) .        25,000         25,000

     Common stock (one cent par value, 50,000,000 shares authorized;
       21,070,210 and 21,054,302 shares outstanding at March 31, 2003 and
       December 31, 2002, respectively) ........................................           211            211

     Additional paid-in capital ................................................       172,403        172,133

     Accumulated other comprehensive income (loss) .............................        (2,134)         1,173

     Retained earnings (deficit) ...............................................        11,199         (6,385)
                                                                                     ---------      ---------
         Total shareholders' equity ............................................       206,679        192,132
                                                                                     ---------      ---------
         Total .................................................................     $ 822,630      $ 765,167
                                                                                     =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                       ------------------------
                                                                         2003            2002
NET SALES:
   Third-party customers .........................................     $ 153,455      $ 154,199
   Related parties ...............................................        25,554         24,901
                                                                       ---------      ---------
                                                                         179,009        179,100
Cost of Goods Sold ...............................................       171,303        171,792
                                                                       ---------      ---------
Gross Profit .....................................................         7,706          7,308

Selling, General and Administrative Expenses .....................         4,135          4,177
                                                                       ---------      ---------
Operating Income .................................................         3,571          3,131

Interest Expense .................................................       (10,224)       (10,259)
Interest Income ..................................................           151             71
Net Gain on Forward Contracts ....................................        41,693             --
Other Income .....................................................           270             30
                                                                       ---------      ---------
Income (Loss) Before Income Taxes ................................        35,461         (7,027)
Income Tax (Expense) Benefit .....................................       (12,974)         2,246
                                                                       ---------      ---------
Income (Loss) Before Minority Interest and Cumulative Effect of
   Change in Accounting Principle ................................        22,487         (4,781)
Minority Interest ................................................           986          1,313
                                                                       ---------      ---------
Income (Loss) before Cumulative Effect of Change in Accounting
   Principle .....................................................        23,473         (3,468)
Cumulative Effect of Change in Accounting Principle, net of tax
   benefit of $3,430 .............................................        (5,878)            --
                                                                       ---------      ---------
Net Income (Loss) ................................................        17,595         (3,468)
Preferred Dividends ..............................................          (500)          (500)
                                                                       ---------      ---------
Net Income (Loss) Applicable to Common Shareholders ..............     $  17,095      $  (3,968)
                                                                       =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
   Basic:
     Income(Loss) before cumulative effect of change in accounting
       principle .................................................     $    1.09      $   (0.19)
     Cumulative effect of change in accounting principle .........         (0.28)            --
                                                                       ---------      ---------
     Net Income (Loss) ...........................................     $    0.81      $   (0.19)
                                                                       =========      =========
   Diluted:
     Income(Loss) before cumulative effect of change in accounting
       principle .................................................     $    1.04      $   (0.19)
     Cumulative effect of change in accounting principle .........         (0.26)            --
                                                                       ---------      ---------
     Net Income (Loss) ...........................................     $    0.78      $   (0.19)
                                                                       =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

   Basic .........................................................        21,070         20,533
                                                                       =========      =========
   Diluted .......................................................        22,465         20,533
                                                                       =========      =========
DIVIDENDS PER COMMON SHARE .......................................     $      --      $    0.05
                                                                       =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                          -----------------------
                                                                            2003           2002
                                                                          --------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................     $ 17,595      $ (3,468)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
       Unrealized net gain on forward contracts .....................      (15,564)           --
       Depreciation and amortization ................................       12,711        14,075
       Deferred income taxes ........................................        9,543        (2,339)
       Pension and other postretirement benefits ....................        3,229         2,202
       Inventory market adjustment ..................................          (99)       (1,473)
       Minority interest ............................................         (986)       (1,313)
       Cumulative effect of change in accounting principle ..........        9,308            --
       Change in operating assets and liabilities:
           Accounts receivable - net ................................       (1,674)       (1,294)
           Due from affiliates ......................................      (36,974)         (285)
           Inventories ..............................................        2,749        (1,627)
           Prepaids and other assets ................................        3,068          (199)
           Accounts payable, trade ..................................       (2,183)       (6,748)
           Due to affiliates ........................................          244        12,908
           Accrued and other current liabilities ....................        8,294         9,663
           Other - net ..............................................        8,612          (303)
                                                                          --------      --------
       Net cash provided by operating activities ....................       17,873        19,799
                                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ........................       (6,121)       (5,918)
                                                                          --------      --------
       Net cash used in investing activities ........................       (6,121)       (5,918)
                                                                          --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Dividends ........................................................          (11)       (1,026)
                                                                          --------      --------
       Net cash used in financing activities ........................          (11)       (1,026)
                                                                          --------      --------
NET INCREASE IN CASH ................................................       11,741        12,855

CASH, BEGINNING OF PERIOD ...........................................       45,092        13,388
                                                                          --------      --------
CASH, END OF PERIOD .................................................     $ 56,833      $ 26,243
                                                                          ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1.    GENERAL

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications of 2002 information were made to conform to the 2003 presentation.

2.    INVENTORIES

      Inventories consist of the following:

                                          MARCH 31,  DECEMBER 31,
                                            2003        2002
                                          -------     --------
      Raw materials ..................    $28,754     $32,064
      Work-in-process ................     14,273      13,310
      Finished goods .................     10,461       9,853
      Operating and other supplies....     20,998      21,908
                                          -------     -------
                                          $74,486     $77,135
                                          =======     =======

      At March 31, 2003 and December 31, 2002, approximately 76% and 78% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. The excess of LIFO cost (or market, if lower) over first in, first out ("FIFO") cost was approximately $511 and $1,105 at March 31, 2003 and December 31, 2002, respectively.

3. INTANGIBLE ASSET

      The intangible asset consists of the power contract acquired in connection with the Company's acquisition of its aluminum reduction facility located in Hawesville, Kentucky in April 2001. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the expected annual benefits. As of March 31, 2003, the gross carrying amount of the intangible asset was $165,696 with accumulated amortization of $50,879. For the three month periods ended March 31, 2003 and March 31, 2002, amortization expense for the intangible asset totaled $4,929 and $6,565, respectively. For the year ended December 31, 2003, the estimated aggregate amortization expense for the intangible asset will be approximately $19,710. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


               Estimated Amortization Expense:
               For the year ending December 31,
                         2004......................          $  12,448
                         2005......................             14,600
                         2006......................             12,914
                         2007......................             13,686
                         2008......................             15,817

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the intangible asset for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

4.    DEBT

      The Company has $325.0 million of 11 3/4% senior secured first mortgage notes due 2008 (the "Notes"). The Company had unamortized bond discounts on the Notes of $3,038 and $3,148 at March 31, 2003 and December 31, 2002, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. The Company suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture.

      Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2003.

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed industrial revenue bonds ("IRBs") in the aggregate principal amount of $7,815. An affiliate of Glencore International AG, the Company's largest shareholder (together with its subsidiaries, "Glencore"), effectively purchased a 20% interest in the Hawesville facility from the Company on April 1, 2001. Under the terms of the agreement governing the sale, Glencore agreed to assume a pro rata portion of that debt and will pay a pro rata portion of service costs of the IRBs through its investment in the Hawesville facility. The IRBs mature on April 1, 2028, are secured by a Glencore guaranteed letter of credit and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The interest rate on the IRBs at March 31, 2003 was 1.50%, with interest paid quarterly. The IRBs are classified as current

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

      On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville, Kentucky primary aluminum reduction facility which was indirectly owned by Glencore together with Glencore's pro rata interest in certain related assets (collectively, the "Acquired Assets"). Century paid a purchase price of approximately $105.0 million for the Acquired Assets, which it financed with approximately $65.0 million of available cash and a six-year 10% $40.0 million promissory note payable to Glencore (the "Hawesville Note"). Amounts outstanding under the Hawesville Note are secured by a first priority security interest in the acquired assets. Until the Hawesville Note matures on April 1, 2009, the Company will make principal and interest payments semi-annually, with principal payments based on the average closing prices for aluminum quoted on the London Metals Exchange for the six month period ending prior to each payment date. The maximum semi-annual principal payment would be $3.0 million. The Company's obligations under the Hawesville Note are guaranteed by each of its consolidated subsidiaries, including Hancock Aluminum LLC ("Hancock"), a wholly-owned subsidiary of the Company which holds the Acquired Assets. With the completion of the acquisition of the 20% interest in the Hawesville facility, the Company assumed Glencore's obligations related to the IRBs. The IRBs will continue to be secured by a Glencore guaranteed letter of credit and the Company will provide for the servicing costs for the letter of credit.

5.    CONTINGENCIES AND COMMITMENTS

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

      Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI, and the Company expects that neither the EPA nor the State of West Virginia will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

      Kaiser owned and operated the Ravenswood facility for approximately 30 years prior to its acquisition by Century of West Virginia. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser's ownership and operation. Under the terms of the agreement to purchase the Ravenswood Facility ("Kaiser Purchase Agreement"),

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

      On July 6, 2000, while the Hawesville aluminum reduction facility was owned by Southwire Company ("Southwire"), a privately-held wire and cable manufacturing company, the EPA issued a final Record of Decision ("ROD") which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. The ROD was issued under the federal Comprehensive Environmental Response, Compensation and Liability Act. Those actions include:

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

      If on-site environmental liabilities relating to pre-closing activities at Hawesville that were not known to exist as of the date of the closing of the acquisition, become known before March 31, 2007, the Company and Glencore, based on each company's respective percentage interests in the Hawesville Facility, will share the costs of remedial action with Southwire on a sliding scale depending on the year the claim is brought. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after March 31, 2007 will be the responsibility of Glencore and the Company. In addition, the Company and Glencore will be responsible for a pro rata portion of any post-closing environmental costs which result from a change in environmental laws after the closing or from their own activities, including a change in the use of the facility. Upon completion of the acquisition of the 20% interest in the Hawesville facility on April 1, 2003, the Company assumed Glencore's responsibilities for the environmental liabilities with respect to the Hawesville facility.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

      Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the "Order") pursuant to which all other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will pay the parties participating in the recovery effort the fair market value of the petroleum hydrocarbon recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco's liability under the Order or its indemnity to Lockheed will have a material adverse effect on the Company's financial condition, results of operations, or liquidity. The Company expects the future potential payments under this indemnification will be an immaterial amount. However, under the indemnification, there is no limit to the potential future payments.

      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,649 and $1,370 at March 31, 2003 and December 31, 2002, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

      LEGAL CONTINGENCIES

      Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors prior to the Kaiser Bankruptcy who allege asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of the actions relating to the Ravenswood facility have been settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the Company has agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

effect on the settlements it has reached on those asbestos claims. Since the Kaiser Bankruptcy, the Company has been named in an additional 61 civil actions based on similar allegations with unspecified monetary claims against Century. The Company does not know if any of the 61 claimants were in the Ravenswood facility during the Company's ownership, but the Company will investigate such claims. Management believes that the costs of investigation or settlements, if any, will be immaterial.

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

      The Hawesville facility currently purchases all of its power from Kenergy Corporation ("Kenergy"), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility under fixed price contracts, mostly with a subsidiary of LG&E Energy Corporation ("LG&E"), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 14% of the Hawesville facility's power requirements are unpriced in calendar years 2004 through 2005. The unpriced portion of the contract increases to approximately 26% in 2006.

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

      The Company is subject to losses associated with equipment shutdowns, caused by the loss or interruption of electrical power, as well as other events.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

Power interruptions may have a material adverse effect on the Company's business. Any loss of power which causes an equipment shutdown may result in the hardening or "freezing" of molten aluminum in the pots where it is produced. If this freezing occurs, significant losses can occur if the pots are damaged and require repair or replacement, a process that could limit or shut down the Company's production operations for a significant period of time. Certain shutdowns not covered by insurance could be a default under the revolving credit facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

      Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, Century maintains insurance to cover losses resulting from damage to the Company's power suppliers' facilities, or transmission lines that would cause an interruption of the power supply to the Company's facilities. This insurance contains large deductibles and self-insured amounts and does not cover losses resulting from a power loss due solely to lack of sufficient electrical power resulting from unusually high usage in the regions. Century renewed its property and business interruption insurance policies in April 2003 at rates that were consistent with or slightly higher than 2002.

      LABOR COMMITMENTS

      Century of West Virginia's hourly employees, which comprise 39% of the Company's workforce, are represented by the USWA and are currently working under a labor agreement that expires May 31, 2006. The Hawesville LLC's hourly employees, which comprise 41% of the Company's workforce, are represented by the USWA and are currently working under a five-year labor agreement effective April 1, 2001.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

      On April 1, 2000, the Company entered into a ten-year agreement with Glencore (the "Glencore Metal Agreement") to sell approximately 110.0 million pounds of primary aluminum products per year. Selling prices under the Glencore Metal Agreement were at a fixed price for the years 2002 through 2009 as defined in the agreement. In January 2003, Century terminated the Glencore Metal Agreement for the years 2005 through 2009. The Company entered into a new 110 million pound per year contract with Glencore which will include delivery of metal for the years 2005 through 2009 from the Mt. Holly facility at prices based on the then current market. The price will remain at a fixed price for the years 2003 and 2004. The Company recorded a gain of $26,129 relating to the contract termination. Because the contract was terminated, delivery on the contract under its original fixed price terms is no longer probable. Accordingly, the remaining years of the original Glencore agreement (2003-2004) and the new contract will no longer qualify as normal under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and these contracts were marked-to-market in the first quarter of 2003. The mark-to-market adjustment on the Glencore Metal Agreement for 2003 and 2004 was $15,564. The total gain for the quarter was $41,693 ($26,129 on the contract termination and $15,564 on the mark-to-market of the continuing contracts). On April 1, 2003, the Company received $35,484 relating to the termination of the contract for the years 2005 through 2009. The new contract for 2005 through 2009 excludes the U.S. delivery premiums normally included in such sales and previously comprehended in the original contract. As such, approximately $9,355 of the $35,484 settlement represents consideration for the unearned delivery premiums on the new contract for 2005 through 2009.These premiums were classified as deferred revenue and will be recognized as revenue in years 2005 through 2009.

      In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore were each responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. On April 1, 2003, in connection with the acquisition of Glencore's interest in the Hawesville facility, the Company assumed Glencore's delivery obligations under the Southwire Metal Agreement. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell
291.5 million pounds and 329.0 million pounds of primary aluminum at March 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 45.9 and 42.9 million pounds of primary aluminum at March 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, 6.5 million pounds and 0.3 million pounds at March 31, 2003 and December 31, 2002, respectively, were with the Glencore Group.

      The Company is party to long-term supply agreements with Glencore that extend through 2006 and provide that Glencore will supply a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and is priced with a market-based formula. As part of its acquisition of the Hawesville facility, the Company assumed a market based alumina supply agreement (the "Supply Agreement") with Kaiser Aluminum & Chemical Corporation ("Kaiser") which expires in 2005. In connection with its ongoing Chapter 11 bankruptcy proceedings, Kaiser filed a motion for an Order Authorizing the Assumption of Certain Critical Customer Supply Contracts (the "Motion"). The Motion was granted by the Bankruptcy Court on August 27, 2002. As a result, Kaiser has assumed the Supply Agreement and cured all existing defaults thereunder. All of Kaiser's continuing obligations under the Supply Agreement are to be performed in the ordinary course of its business and any claims the Company has under the Supply Agreement will be afforded administrative expense claim status pursuant to Section 503 of the Bankruptcy Code.

      To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. At March 31, 2003 and December 31, 2002, the Company had financial instruments, primarily with the Glencore Group, for 147.2 million pounds and 181.0 million pounds, respectively. These financial instruments are scheduled for settlement at various dates in 2003. The Company had no fixed price financial purchase contracts to purchase aluminum at March 31, 2003. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2003 and December 31, 2002, the Company had financial instruments for 1.4 million and
1.5 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2003 through 2005. Based on the fair value of the Company's financial instruments as of March 31, 2003 accumulated other comprehensive income of $7,436 is expected to be reclassified to earnings over the next twelve month period.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

7.    SUPPLEMENTAL CASH FLOW INFORMATION

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                   ---------------
                                   2003      2002
                                   ----      ----
      Cash paid for:
            Interest ........      $ 21      $ 28
      Cash received for:
           Interest .........       151        71
           Income tax refunds        --       110

8.    ACQUISITIONS

      On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville, Kentucky primary aluminum reduction facility which was indirectly owned by Glencore together with Glencore's pro rata interest in certain related assets . Century paid a purchase price of approximately $105.0 million for the Acquired Assets, which it financed with approximately $65.0 million of available cash and a six-year 10% $40.0 million promissory note payable to Glencore, the Hawesville Note. See Note 4 for a discussion of the Hawesville Note. In connection with the acquisition, the Company entered into a ten-year contract with Glencore under which Glencore will purchase 45.0 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current markets.

      Century's purchase of the Acquired Assets was effected pursuant to the terms of an Asset Purchase Agreement, dated as of April 1, 2003, among Glencore Ltd., Glencore Acquisition I LLC, Hancock and the Company (the "Asset Purchase Agreement"). The terms of the Asset Purchase Agreement, including the purchase price paid for the Acquired Assets, were determined through negotiations between the parties and approved by an independent committee of the Company's board of directors.

      Glencore originally purchased the Acquired Assets from Century in April 2001 when Century acquired the Hawesville facility and related assets from Southwire (the "Hawesville Acquisition"). Glencore also assumed direct responsibility for a pro rata portion of certain liabilities and obligations related to the Hawesville facility, including: (i) delivery obligations under the Molten Aluminum Supply Agreement, dated April 1, 2001, between Century and Southwire, (ii) debt service obligations related to $7.8 million in industrial revenue bonds ("IRBs") assumed by Century in connection with the Hawesville Acquisition, (iii) any post-closing payments due Southwire pursuant to the terms of the Company's agreement with Southwire, and (iv) certain other post-closing liabilities and obligations (including environmental) related to the Hawesville facility (collectively, the "Assumed Liabilities").

      In connection with the Company's subsequent purchase of the Acquired Assets from Glencore, the Company assumed all of Glencore's obligations related to the Assumed Liabilities. In addition, the Company issued a promissory note to Glencore to secure any payments Glencore makes as guarantor of a letter of credit the Company posted in April 2001 in support of the IRBs (the "Reimbursement Note").

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

9. CHANGE IN ACCOUNTING PRINCIPLE

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the Standard during the first quarter of 2003. SFAS 143 requires that the Company record the fair value of a legal liability for an asset retirement obligation ("ARO") in the period in which it is incurred and capitalize the ARO by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company's asset retirement obligations consist primarily of costs associated with the removal and disposal of reduction plant spent pot liner.

      With the adoption of SFAS 143, Century recorded an ARO asset of $8,718, net of accumulated amortization of $8,989 and a Deferred Tax Asset of $3,430. The net amount of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for cumulative effect of a change in accounting principle.

      The reconciliation of the changes in the asset retirement obligations is presented below:

                                                 FOR THE THREE             FOR THE YEAR ENDED
                                              MONTHS ENDED MARCH 31,        DECEMBER 31, 2002
                                                      2003                    (PRO FORMA)
                                              ----------------------      -------------------
      BEGINNING BALANCE, ARO LIABILITY            $ 17,902                      $ 17,416
      ADDITIONAL ARO LIABILITY INCURRED                874                         2,694
      ARO LIABILITIES SETTLED .........             (1,119)                       (3,645)
      ACCRETION EXPENSE ...............                369                         1,437
                                                  --------                      --------
      ENDING BALANCE, ARO LIABILITY ...           $ 18,026                      $ 17,902
                                                  ========                      ========

10.   NEW ACCOUNTING STANDARDS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the impact of this Statement on its financial position and results of operations.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

11.   COMPREHENSIVE INCOME

                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                            2003           2002
                                                                          --------       ---------
      Net Income (Loss) ............................................      $ 17,595       $ (3,468)
      Other Comprehensive Income (Loss):
        Net unrealized gain (loss) on financial instruments, net of
         tax of ($437) and $539, respectively ......................           734           (992)
        Net amount reclassified as income, net of tax of  $1,161 and
         $651, respectively ........................................        (2,046)        (1,184)
        Minimum Pension Liability Adjustment, net of tax of
         $1,122 ....................................................        (1,995)            --
                                                                          --------       --------
      Comprehensive Income (Loss) ..................................      $ 14,288       $ (5,644)
                                                                          ========       ========

12.   STOCK-BASED COMPENSATION

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

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                                   2003           2002
                                                                                   ----           ----
     Net Income (loss) applicable to common shareholders         As Reported    $  17,095     $ (3,968)

     Add: Stock-based employee compensation expense included
     in reported net income, net of related tax effects                                89           43
     Deduct: Total Stock-based employee compensation expense
     determined under fair value based method for all
     awards, net of related tax effects                                              (271)        (100)
                                                                                ---------     --------
     Pro forma Net Income (loss)                                                $ (16,913)    $ (4,025)
                                                                                =========     ========
     Basic earnings (loss) per share                             As Reported    $    0.81     $  (0.19)
                                                                  Pro Forma     $    0.80     $  (0.20)
     Diluted earnings (loss) per share                           As Reported    $    0.78     $  (0.19)
                                                                  Pro Forma     $    0.77     $  (0.20)

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

13.   EARNINGS PER SHARE

      The following table provides a reconciliation of the computation of the basic and diluted earnings (loss) per share for income from continuing operations:

                                                                      THREE MONTHS ENDED MARCH 31,

                                                                    2003                            2002
                                                     -------------------------------  --------------------------------
                                                      Income     Shares    Per-Share   Income     Shares   Per-Share
                                                     --------    ------    ---------  --------   --------  ----------
Income (loss) before  cumulative effect
of change in accounting principle                    $ 23,473                         $ (3,468)

Less: Preferred stock dividends                          (500)                            (500)
                                                     --------                         --------

BASIC EPS:

   Income (loss) applicable to common shareholders     22,973    21,070      $ 1.09     (3,968)   20,533   $ (0.19)

EFFECT OF DILUTIVE SECURITIES:

    Convertible preferred stock                           500     1,395                     --        --
                                                     --------    ------               --------    ------


DILUTED EPS:

    Income  (loss)  applicable  to common
    shareholders with assumed conversions            $ 23,473    22,465      $ 1.04   $ (3,968)   20,533   $ (0.19)
                                                     ========    ======      ======   ========    ======   =======

      Options to purchase 691,200 and 631,117 shares of common stock were outstanding during the periods ended March 31, 2003 and March 31, 2002, respectively. In 2003, these shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. In 2002, these shares and convertible preferred stock shares were not included in the computation of diluted earnings per share because the assumed conversion would have had an antidilutive effect on earnings per share.

14.   PREFERRED AND COMMON STOCK DIVIDENDS

      In the fourth quarter of 2002, the Company suspended its common and preferred stock dividends. The action was taken because the Company was very near the limits on allowable dividend payments under the covenants in its bond indenture and due to current economic conditions. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of March 31, 2003, the Company had total cumulative preferred dividend arrearages of $1,000 or $2.00 per preferred stock share.

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

15.  CONSOLIDATING CONDENSED FINANCIAL INFORMATION

      The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material wholly owned direct and indirect subsidiaries (the "Guarantor Subsidiaries"). As of March 31, 2003, the Company indirectly holds an 80% equity interest in Century Aluminum of Kentucky, LLC ("LLC") and as such consolidates 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as "Minority Interest". LLC (the "Non-Guarantor Subsidiary") has not guaranteed the Notes, and the Company has not caused its indirect equity interests in the LLC to be pledged as collateral for the Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the three months ended March 31, 2003 and 2002, the Company allocated total corporate expenses of $2.2 and $2.2 million to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

      Because the LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville facility. The Notes contain customary covenants limiting the ability of both the Company and the Guarantor Subsidiaries to pay dividends, incur additional debt, make investments, sell assets or stock of certain subsidiaries and purchase or redeem capital stock (see Note 4 to the Consolidated Financial Statements for information about the terms of the Notes).

      The following summarized condensed consolidating balance sheets as of March 31, 2003, and December 31, 2002, condensed consolidating statements of operations for the three months ended March 31, 2003 and 2002, and the condensed consolidating statements of cash flows for the three months ended March 31, 2003 and 2002 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiary operated as independent entities.

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                              AS OF MARCH 31, 2003

                                                             COMBINED       COMBINED
                                                           GUARANTOR    NON-GUARANTOR    THE       RECLASSIFICATIONS
                                                          SUBSIDIARIES   SUBSIDIARIES   COMPANY     AND ELIMINATIONS    CONSOLIDATED
                                                          ------------   ------------  --------     ----------------    ------------
Assets:
Cash and cash equivalents ..............................   $     757     $      --     $  56,076                --        $  56,833
Accounts receivables, net ..............................      47,732           182            --                --           47,914
Due from affiliates ....................................     122,783         8,605       353,225          (426,356)          58,257
Inventory ..............................................      52,285        22,201            --                --           74,486
Other current assets ...................................      12,135           360         1,342            (3,187)          10,650
                                                           ---------     ---------     ---------         ---------        ---------
                Total current assets ...................     235,692        31,348       410,643          (429,543)         248,140
Investment in subsidiaries .............................      70,720            --       198,522          (269,242)              --
Property, plant and equipment, net .....................     423,468           900           279                --          424,647
Intangible asset .......................................          --       114,817            --                --          114,817
Other non-current assets ...............................      16,346            --        18,680                --           35,026
                                                           ---------     ---------     ---------         ---------        ---------
                Total assets ...........................   $ 746,226     $ 147,065     $ 628,124         $(698,785)       $ 822,630
                                                           =========     =========     =========         =========        =========

Liabilities and shareholders' equity:
Accounts payable, trade ................................   $  15,117     $  20,457     $      --         $      --        $  35,574
Due to affiliates ......................................      29,077           985        64,986           (78,868)          16,180
Industrial revenue bonds ...............................          --         7,815            --                --            7,815
Accrued and other current liabilities ..................       8,458         5,125        21,368                --           34,951
Accrued employee benefits costs - current portion ......       8,886           847         1,367                --           11,100
Deferred taxes  - current portion ......................      11,068            --            --            (3,188)           7,880
                                                           ---------     ---------     ---------         ---------        ---------
                Total current liabilities ..............      72,606        35,229        87,721           (82,056)         113,500
                                                           ---------     ---------     ---------         ---------        ---------
Long term debt - net ...................................          --            --       321,962                --          321,962
Accrued Pension benefits Costs - less current
portion ................................................       4,156            --         7,533                --           11,689
Accrued Postretirement Benefits Costs - less
current portion ........................................      49,777        22,443           518                --           72,738
Other liabilities/Intercompany loan ....................     378,642           993            --          (347,418)          32,217
Deferred taxes - less current portion ..................      42,523            --         3,711               (69)          46,165
                                                           ---------     ---------     ---------         ---------        ---------
                Total non-current liabilities ..........     475,098        23,436       333,724          (347,487)         484,771
                                                           ---------     ---------     ---------         ---------        ---------

Minority interest ......................................          --            --            --            17,680           17,680

Shareholders' Equity:
Convertible preferred stock ............................          --            --        25,000                --           25,000
Common stock ...........................................          59            --           211               (59)             211
Additional paid-in capital .............................     226,998       139,281       172,403          (366,279)         172,403
Accumulated other comprehensive income (loss) ..........      (2,134)           --        (2,134)            2,134           (2,134)
Retained earnings (deficit) ............................     (26,401)      (50,881)       11,199            77,282           11,199
                                                           ---------     ---------     ---------         ---------        ---------
                Total shareholders' equity .............     198,522        88,400       206,679          (286,922)         206,679
                                                           ---------     ---------     ---------         ---------        ---------
                Total liabilities and equity ...........   $ 746,226     $ 147,065     $ 628,124         $(698,785)       $ 822,630
                                                           =========     =========     =========         =========        =========

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002

                                               COMBINED        COMBINED
                                              GUARANTOR      NON-GUARANTOR      THE       RECLASSIFICATION
                                             SUBSIDIARIES    SUBSIDIARIES     COMPANY     AND ELIMINATIONS   CONSOLIDATED
                                             ------------    ------------    ---------    ----------------   ------------
Assets:
Cash and cash equivalents .............      $     745       $      --       $  44,347       $      --       $  45,092
Accounts receivables, net .............         45,936             304              --              --          46,240
Due from affiliates ...................         87,071          10,102         353,292        (427,733)         22,732
Inventory .............................         55,877          21,258              --              --          77,135
Other current assets ..................          2,887             178           4,434          (2,722)          4,777
                                             ---------       ---------       ---------       ---------       ---------
       Total current assets ...........        192,516          31,842         402,073        (430,455)        195,976
Investment in subsidiaries ............         74,663              --         184,234        (258,897)             --
Property, plant and equipment - net ...        416,590             780             251              --         417,621
Intangible asset - net ................             --         119,744              --              --         119,744
Due from affiliates - Less current
portion ...............................            974              --              --              --             974
Other Assets ..........................         13,041              --          17,811              --          30,852
                                             ---------       ---------       ---------       ---------       ---------
       Total assets ...................      $ 697,784       $ 152,366       $ 604,369       $(689,352)      $ 765,167
                                             =========       =========       =========       =========       =========

Liabilities and shareholders' equity:
Accounts payable, trade ...............      $  14,588       $  23,169       $      --       $      --       $  37,757
Due to affiliates .....................         32,711              --          64,243         (81,143)         15,811
Industrial revenue bonds ..............             --           7,815              --              --           7,815
Accrued and other current liabilities .          6,257           5,055          12,802              --          24,114
Accrued employee benefits costs -
current portion .......................          8,966             559           1,365              --          10,890
Deferred Taxes - current portion ......          7,763              --              --          (2,792)          4,971
                                             ---------       ---------       ---------       ---------       ---------
       Total current liabilities ......         70,285          36,598          78,410         (83,935)        101,358
                                             ---------       ---------       ---------       ---------       ---------

Long term debt - net ..................             --              --         321,852              --         321,852
Accrued Pension benefits Costs - less
current portion .......................          3,771              --           6,980              --          10,751
Accrued Postretirement Benefits Costs -
less current portion ..................         48,335          21,840             481              --          70,656
Other liabilities/Intercompany Loan ...        354,297             599              --        (346,520)          8,376
Deferred taxes - less current portion .         36,862              --           4,514              --          41,376
                                             ---------       ---------       ---------       ---------       ---------
       Total non-current liabilities ..        443,265          22,439         333,827        (346,520)        453,011
                                             ---------       ---------       ---------       ---------       ---------

Minority interest .....................             --              --              --          18,666          18,666

Shareholders' Equity:
Convertible preferred stock ...........             --              --          25,000              --          25,000
Common stock ..........................             59              --             211             (59)            211
Additional paid-in capital ............        226,998         139,281         172,133        (366,279)        172,133
Accumulated other comprehensive income           1,173              --           1,173          (1,173)          1,173
Retained earnings (deficit) ...........        (43,996)        (45,952)         (6,385)         89,948          (6,385)
                                             ---------       ---------       ---------       ---------       ---------
       Total shareholders' equity .....        184,234          93,329         192,132        (277,563)        192,132
                                             ---------       ---------       ---------       ---------       ---------
       Total liabilities and equity ...      $ 697,784       $ 152,366       $ 604,369       $(689,352)      $ 765,167
                                             =========       =========       =========       =========       =========

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                        COMBINED        COMBINED
                                        GUARANTOR    NON-GUARANTOR       THE      RECLASSIFICATIONS
                                      SUBSIDIARIES    SUBSIDIARIES     COMPANY     AND ELIMINATIONS  CONSOLIDATED
                                      ------------    ------------   ----------    ----------------  ------------
Net sales:
    Third-party customers ......      $ 153,455       $      --       $      --      $      --       $ 153,455
    Related parties ............         25,554              --              --             --          25,554
                                      ---------       ---------       ---------      ---------       ---------
                                        179,009              --              --             --         179,009
Cost of goods sold .............        166,388          79,801              --        (74,886)        171,303

Reimbursement from owners ......             --         (74,913)             --         74,913              --
                                      ---------       ---------       ---------      ---------       ---------
Gross profit (loss) ............         12,621          (4,888)             --            (27)          7,706
Selling, general and
  administrative expenses ......          4,135              --              --             --           4,135
                                      ---------       ---------       ---------      ---------       ---------
Operating income (loss) ........          8,486          (4,888)             --            (27)          3,571
Interest expense ...............        (10,224)            (27)             --             27         (10,224)
Interest income ................            151              --              --             --             151
Net Gain on Forward Contracts ..         41,693              --              --             --          41,693
Other income (expense), net ....            284             (14)             --             --             270
                                      ---------       ---------       ---------      ---------       ---------
Income (loss) before taxes .....         40,390          (4,929)             --             --          35,461
Income tax (expense) benefit ...        (14,472)             --              --          1,498         (12,974)
                                      ---------       ---------       ---------      ---------       ---------
Net income (loss) before
  minority interest and
  cumulative effect of change in
  accounting principle .........         25,918          (4,929)             --          1,498          22,487
Minority interest ..............             --              --              --            986             986
                                      ---------       ---------       ---------      ---------       ---------
Net income (loss) before
cumulative effect of change in
accounting principle ...........         25,918          (4,929)             --          2,484          23,473
Cumulative Effect of Change in
Accounting Principle, net of
$3,430 in tax ..................         (5,878)             --              --             --          (5,878)
Equity earnings (loss) of
  subsidiaries .................         (2,445)             --          17,595        (15,150)             --
                                      ---------       ---------       ---------      ---------       ---------
Net income (loss) ..............      $  17,595       $  (4,929)      $  17,595      $ (12,666)      $  17,595
                                      =========       =========       =========      =========       =========

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002

                                      COMBINED        COMBINED
                                      GUARANTOR    NON-GUARANTOR        THE       RECLASSIFICATIONS
                                    SUBSIDIARIES    SUBSIDIARIES      COMPANY     AND ELIMINATIONS   CONSOLIDATED
                                    ------------    ------------     ---------    ----------------   ------------
Net sales:
    Third-party customers .....      $ 154,199       $      --       $      --       $      --       $ 154,199
    Related parties ...........         24,901              --              --              --          24,901
                                     ---------       ---------       ---------       ---------       ---------
                                       179,100              --              --              --         179,100
Cost of goods sold ............        165,228          62,987              --         (56,423)        171,792

Reimbursement from owners .....             --         (56,466)             --          56,466              --
                                     ---------       ---------       ---------       ---------       ---------
Gross profit (loss) ...........         13,872          (6,521)             --             (43)          7,308
Selling, general and
  administrative expenses .....          4,177              --              --              --           4,177
                                     ---------       ---------       ---------       ---------       ---------
Operating income (loss) .......          9,695          (6,521)             --             (43)          3,131
Interest expense ..............        (10,259)            (33)             --              33         (10,259)
Interest income ...............             71              --              --              --              71
Other income (expense), net ...             30             (11)             --              11              30
                                     ---------       ---------       ---------       ---------       ---------
Income (loss) before taxes and
  minority interest ...........           (463)         (6,565)             --               1          (7,027)
Income tax (expense) benefit ..            250              --              --           1,996           2,246
                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) before
  minority interest ...........           (213)         (6,565)             --           1,997          (4,781)
Minority interest .............             --              --              --           1,313           1,313
Equity earnings (loss) of
  subsidiaries ................         (3,255)             --          (3,468)          6,723              --
                                     ---------       ---------       ---------       ---------       ---------
Net income (loss) .............      $  (3,468)      $  (6,565)      $  (3,468)      $  10,033       $  (3,468)
                                     =========       =========       =========       =========       =========

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003

                                             COMBINED         COMBINED
                                             GUARANTOR     NON-GUARANTOR    THE      RECLASSIFICATIONS
                                           SUBSIDIARIES     SUBSIDIARIES   COMPANY    AND ELIMINATIONS   CONSOLIDATED
                                           ------------     ------------   --------   ----------------   ------------
Net cash provided by (used in)
 operating activities ................       $ 21,431       $ (3,558)      $     --        $   --         $ 17,873
                                             --------       --------       --------        ------         --------

Investing activities:
  Purchase of property, plant and
   equipment, net .....................        (5,915)          (120)           (86)           --           (6,121)
                                             --------       --------       --------        ------         --------
  Net cash used in investing activities        (5,915)          (120)           (86)           --           (6,121)
                                             --------       --------       --------        ------         --------
Financing activities:
  Dividends ...........................            --             --            (11)           --              (11)
  Intercompany transactions ...........       (15,504)         3,678         11,826            --               --
                                             --------       --------       --------        ------         --------
Net cash provided by (used in)
 financing activities .................        (15,504)        3,678         11,815            --              (11)
                                             --------       --------       --------        ------         --------
Net increase in cash ..................            12             --         11,729            --           11,741
Cash, beginning of period .............           745             --         44,347            --           45,092
                                             --------       --------       --------        ------         --------
Cash, end of period ...................      $    757       $     --         56,076        $   --         $ 56,833
                                             ========       ========       ========        ======         ========

                           CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002


                                       COMBINED         COMBINED
                                       GUARANTOR     NON-GUARANTOR      THE        RECLASSIFICATIONS
                                     SUBSIDIARIES     SUBSIDIARIES    COMPANY      AND ELIMINATIONS    CONSOLIDATED
                                     ------------     ------------   ---------     ----------------    ------------
Net cash provided by
 operating activities ...........      $ 18,000       $  1,799       $     --          $     --         $ 19,799
                                       --------       --------       --------          --------         --------
Investing activities:
  Purchase of property, plant and
   equipment, net ...............        (5,082)          (836)            --                --           (5,918)
                                       --------       --------       --------          --------         --------
  Net cash used in
   investing activities .........        (5,082)          (836)            --                --           (5,918)
                                       --------       --------       --------          --------         --------
Financing activities:
  Dividends .....................            --             --         (1,026)               --           (1,026)
  Intercompany transactions .....       (10,525)          (963)        11,488                --               --
                                       --------       --------       --------          --------         --------
Net cash provided by (used in)
 financing activities ...........       (10,525)          (963)        10,462                --           (1,026)
                                       --------       --------       --------          --------         --------
Net increase in cash ............         2,393             --         10,462                --           12,855
Cash, beginning of period .......         1,020             --         12,368                --           13,388
                                       --------       --------       --------          --------         --------
Cash, end of period .............      $  3,413       $     --       $ 22,830          $     --         $ 26,243
                                       ========       ========       ========          ========         ========

      FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT
      UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

      This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Words such as "expects," "anticipates," "forecasts," "intends," "plans," "believes," "projects," and "estimates" and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, environmental matters and liquidity under "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part I, Item 3 - Quantitative and Qualitative Disclosures About Market Risk." These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are general economic and business conditions, changes in demand for the Company's products and services or the products of the Company's customers, fixed asset utilization, competition, the risk of technological changes and the Company's competitors developing more competitive technologies, the Company's dependence on certain important customers, the availability and terms of needed capital, risks of loss from environmental liabilities, and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following information should be read in conjunction with the Company's 2002 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following discussion reflects Century's historical results of operations.

      Century's financial highlights include:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  -----------------------
                                                    2003           2002
                                                  ---------      --------
                                                   (dollars in thousands,
                                                   except per share data)
      Net sales
         Third-party customers .............      $ 153,455      $ 154,199
         Related party customers ...........         25,554         24,901
                                                  ---------      ---------
      Total ................................      $ 179,009      $ 179,100
                                                  =========      =========

      Net income (loss) ....................      $  17,595      $  (3,468)
      Net income (loss) applicable to common
      shareholders .........................      $  17,095      $  (3,968)
      Income (loss) before cumulative effect
      of change in accounting principle, per
      share - Diluted ......................      $    1.04      $   (0.19)
      Net income (loss) - Diluted ..........      $    0.78      $   (0.19)

      Net sales. Net sales for the three months ended March 31, 2003 were essentially unchanged from the same period in 2002. Shipment volume decreased approximately 6.0 million pounds to 257.0 million pounds from 263.0 million pounds for the period. The decreased shipment volume accounted for a decrease of $4.1 million, which was offset by a $4.0 million increase due to higher market prices for primary aluminum.

      Gross profit. Gross profit for the three months ended March 31, 2003 increased $0.4 million from the same period in 2002, despite lower shipment volume in the current quarter. Higher market prices for primary aluminum, as discussed above, more than offset higher power and raw material costs in the 2003 quarter.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2003 were essentially unchanged from the same period in 2002.

      Operating income. Operating income for the three months ended March 31, 2003 increased $0.4 million from the same period in 2002. Operating income increased for the reasons discussed above.

      Interest Expense. Interest expense for the three months ended March 31, 2003 was essentially unchanged from the same period in 2002.

      Net Gain on Forward Contracts. Net Gain on Forward Contracts for the three months ended March 31, 2003 was $41.7 million. In January 2003, Century terminated the Glencore Metal Agreement for the years 2005 through 2009. The Company entered into a new 110.0 million pound per year contract with Glencore which will include delivery of metal for the years 2005 through 2009 from the Mt. Holly facility at prices based on the then current market. The price will remain at a fixed price for the years 2003 and 2004. The Company recorded a gain of $26.1 million relating to the contract termination. Because the contract was terminated, delivery on the contract under its original fixed price terms is no longer probable. Accordingly, the remaining years of the original Glencore agreement (2003-2004) and the new contract will no longer qualify as normal under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and these contracts were marked-to-market in the first quarter of 2003. The mark-to-market adjustment on the Glencore Metal Agreement for 2003 and 2004 was $15.6 million. The total gain for the quarter was $41.7 million ($26.1 million on the contract termination and $15.6 million on the mark-to-market of the continuing contracts). On April 1, 2003, the Company received $35.5 million relating to the termination of the contract for the years 2005 through 2009. The new contract for 2005 through 2009 excludes the U.S. delivery premiums normally included in such sales and previously included in the original contract. As such, approximately $9.4 million of the $35.5 million settlement represents consideration for the unearned delivery premiums on the new contract for 2005 through 2009. These premiums were classified as deferred revenue and will be recognized as revenue in years 2005 through 2009. No gain or loss on forward contracts was recognized in the three months ended March 31, 2002 because delivery on the contract under its original fixed price terms was considered probable and the contract qualified as a normal sales contract under SFAS 133, as amended.

      Tax Provision/Benefit. Income tax expense for the three months ended March 31, 2003 increased $15.2 million from the same period in 2002. The change in income taxes was due to the $42.5 million increase in the Income (Loss) Before Income Taxes in the three months ended March 31, 2003 compared to the same period in 2002. The increase in Income (Loss) Before Income Taxes was primarily the result of the Net Gain on Forward Contracts discussed above.

      Minority Interest. Minority interest reflects Glencore's interest in the net operating results of Century Aluminum of Kentucky, LLC, which consists of amortization of the power contract. The limited liability company holds the power contract for the Hawesville facility, among other assets.

      Cumulative Effect of Change in Accounting Principle. The Company adopted Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" during the three months ended March 31, 2003. The cumulative effect of adopting this standard was a one-time, non-cash charge of $5.9 million, net of tax of $3.4 million.

      Net Income or Loss. Net income increased $21.1 million to $17.6 million for the three ended March 31, 2003 from a net loss of $3.5 million for the same period in 2002. The reasons for the change in profitability are discussed above.

     LIQUIDITY AND CAPITAL RESOURCES

     REVOLVING CREDIT FACILITY

      On January 14, 2003, Moody's Investor Service ("Moody's") issued an announcement revising its long-term debt ratings for the Company. Moody's lowered the rating on the Company's senior secured revolving credit facility from Ba2 to Ba3.

      The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. With the completion of the acquisition of the 20% interest in its Hawesville facility on April 1, 2003, the Company expects the borrowing base, less the reserve, will permit the Company to borrow approximately $55.0 to $65.0 million under the revolving credit facility.

     Working Capital

      Working capital was $134.6 million at March 31, 2003. The Company believes that its working capital will be consistent with past experience and that cash flow from operations and borrowing availability under the revolving credit facility should be sufficient to meet working capital needs.

     Historical

      The Company's statements of cash flows for the three months ended March 31, 2003 and 2002 are summarized below:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                       2003            2002
                                                     --------       ---------
                                                      (dollars in thousands)

      Net cash provided by operating activities      $ 17,873       $ 19,799
      Net cash used in investing activities ...        (6,121)        (5,918)
      Net cash  used in  financing activities .           (11)        (1,026)
                                                     --------       --------
      Increase in cash ........................      $ 11,741       $ 12,855
                                                     ========       ========

      Net cash from operating activities of $17.9 million in the first three months of 2003 was $1.9 million lower than the $19.8 million generated during the first three months of 2002. The cash flows from operating activities during the first three months of 2003 did not significantly change from the same period in 2002.

      The Company's net cash used for investing activities was $6.1 million and $5.9 million during the three month periods ended March 31, 2003 and March 31, 2002, respectively. The cash was used for capital expenditures to purchase, modernize, and/or upgrade production equipment, maintain facilities and comply with environmental regulations.

      Net cash used in financing activities during the first three months of 2003 was used to fund common stock dividend payments for accrued dividends for restricted stock that vested in 2003. Century suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture. The Company's net cash used in financing activities during the first three months of 2002 was used to fund common stock dividend payments.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.6 million and $1.4 million at March 31, 2003 and December 31, 2002, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 5 to the Consolidated Financial Statements contained herein.

      The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7.0 million if the price of primary aluminum on the London Metals Exchange ("LME") exceeds specified levels during the seven years following closing of the Hawesville acquisition in 2001. Prior to April 1, 2003, Glencore was responsible for its pro rata portion of any post-closing payments made to Southwire. After April 1, 2003, with the completion of the acquisition of the 20% interest in the Hawesville facility owned by Glencore, the Company assumed Glencore's obligations for any future post-closing payments to Southwire that may be required.

NEW ACCOUNTING STANDARDS

      In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement establishes standards for accounting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the Standard during the first quarter of 2003. For a discussion of the impacts of the adoption of SFAS 143 see Note 9 to the Consolidated Financial Statements contained herein.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company is currently assessing the details of this Statement.

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

      In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into the Pechiney Metal Agreement, pursuant to which Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a price determined by a market-based formula. Subsequent to the Company's purchase of an additional 23% interest in the Mt. Holly Facility from Xstrata, and effective April 1, 2000, the Company entered into the Glencore Metal Agreement pursuant to which it sells to Glencore
110.0 million pounds of primary aluminum products per year. In January 2003, Century terminated the Glencore Metal Agreement for the years 2005 through 2009. The Company entered into a new 110.0 million pound per year contract with Glencore which will include delivery of metal for the years 2005 through 2009 from the Mt. Holly facility at prices based on the then current market. The price will remain at a fixed price for the years 2003 and 2004. The Company recorded a gain of $26.1 million relating to the contract termination. Because the contract was terminated, delivery on the contract under its original fixed price terms is no longer probable. Accordingly, the remaining years of the original Glencore agreement (2003-2004) and the new contract will no longer qualify as normal under Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives Instruments and Hedging Activities," as amended, and these contracts were marked-to-market in the first quarter of 2003. The mark-to-market adjustment on the Glencore Metal Agreement for 2003 and 2004 was $15.6 million. The total gain for the quarter was $41.7 million ($26.1 million on the contract termination and $15.6 million on the mark-to-market of the continuing contracts). On April 1, 2003, the Company received $35.5 million relating to the termination of the contract for the years 2005 through 2009. The new contract for 2005 through 2009 excludes the U.S. delivery premiums normally included in such sales and previously included in the original contract. As such, approximately $9.4 million of the $35.5 million settlement represents consideration for the unearned delivery premiums on the new contract for 2005 through 2009. These premiums were classified as deferred revenue and will be recognized as revenue in years 2005 through 2009. In connection with the Hawesville acquisition, the Company entered into the Southwire Metal Agreement with Southwire to supply 240.0 million pounds of high-purity molten aluminum per year to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility at a price determined by reference to the U.S. Midwest Market Price. Under this contract, Southwire will also purchase 60.0 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore are each responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement. In connection with the acquisition of the 20% interest in its Hawesville facility which is owned by Glencore on April 1, 2003, the Company assumed Glencore's delivery obligations under the Southwire Metal agreement.

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement and Southwire Metal Agreement the Company had forward delivery contracts to sell
291.5 and 329.0 million pounds of primary aluminum at March 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 45.9 and 42.9 million pounds of primary aluminum at March 31, 2003 and December 31, 2002, respectively. Forward delivery contracts of 6.5 million pounds and 0.3 million pounds at March 31, 2003 and December 31, 2002, respectively, were with the Glencore Group.

      The Company is party to long-term supply agreements to purchase alumina with Glencore that extend through 2006. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. This alumina supply agreement terminates in 2008. As part of its Hawesville acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract. See the discussion of the Kaiser Bankruptcy information at Note 5 to the Consolidated Financial Statements.

      At March 31, 2003 and December 31, 2002, the Company had entered into
147.2 million pounds and 181.0 million pounds, respectively, of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. These contracts will be settled in cash at various dates in 2003. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2003 and December 31, 2002, the Company had financial instruments for 1.4 million and 1.5 million

DTH of natural gas, respectively (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are scheduled for settlement at various dates in 2003 through 2005.

      On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $0.9 million after tax on accumulated other comprehensive income for the period ended March 31, 2003 as a result of the forward primary aluminum financial sale contracts entered into by the Company at March 31, 2003.

      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.5 million after tax on accumulated other comprehensive income for the period ended March 31, 2003 as a result of the forward natural gas financial purchase contracts entered into by the Company at March 31, 2003.

      The Company's metals and natural gas risk management activities are subject to the management, control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

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

INTEREST RATES

      The Company's primary debt obligations are the outstanding Notes, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At March 31, 2003 and December 31, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

      The Company's primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

ITEM 4.  CONTROLS AND PROCEDURES

a. Within the 90 days prior to the date of filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information to be included in the Company's reports required to be filed under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the rules and forms of the Securities and Exchange Commission.

b. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation.

PART II.  OTHER INFORMATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      (a) Material Defaults of indebtedness - None

      (b) Dividend Arrearages - As of March 31, 2003, the Company had total preferred dividend arrearages on its 8.0% cumulative convertible preferred stock of $1.0 million or $2.00 per share of preferred stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits -

            99.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350).

      (b) Reports on Form 8-K - During the quarter ended March 31, 2003, the Company filed the following two reports on Form 8-K with the Securities and Exchange Commission:

            1) Form 8-K filed January 14, 2003, reporting an announcement by Moody's Investors Service revising the Company's long-term debt ratings and outlook.

            2) Form 8-K filed January 28, 2003, reporting the Company had signed a letter of intent to purchase the 20 percent interest in its Hawesville, KY aluminum reduction plant owned by Glencore.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Century Aluminum Company

Date:   May 15, 2003          By:       /s/ Gerald A. Meyers
                                  ----------------------------------------------
                                            Gerald A. Meyers
                                   Chief Executive Officer and President


Date:   May 15, 2003          By:       /s/ David W. Beckley
                                  ----------------------------------------------
                                           David W. Beckley
                                Executive Vice-President/Chief Financial Officer

                                  CERTIFICATION

I, Gerald A. Meyers, Chief Executive Officer and President of Century Aluminum Company (Century), certify that:

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

      Date: May 15, 2003
                                             /s/  GERALD A. MEYERS
                                             ----------------------------------
                                             Title: Chief Executive Officer and
                                             President

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

      6. Century's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Date:  May 15, 2003
                                           /s/  DAVID W. BECKLEY
                                           -------------------------------------
                                           Title:   Executive Vice President and
                                           Chief Financial Officer

                                EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           ----------------------

  99.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.1350).