Form 10-Q
period 2003-06-30
CENTURY ALUMINUM CO
filed 2003-08-11
CIK 949157

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         |X|    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003.

                                       OR

         |_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

      The registrant had 21,070,210 shares of common stock outstanding at July 31, 2003.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements.

                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                          June 30,    December 31,
                                                                                            2003          2002
                                                                                         ---------    ------------
                                             ASSETS
Current Assets:
      Cash and cash equivalents ....................................................     $  24,375      $  45,092
      Accounts receivable - net ....................................................        50,418         46,240
      Due from affiliates ..........................................................        20,393         22,732
      Inventories ..................................................................        73,736         77,135
      Prepaid and other current assets .............................................        15,580          4,777
                                                                                         ---------      ---------
           Total current assets ....................................................       184,502        195,976

Property, Plant and Equipment - net ................................................       504,588        417,621
Intangible Asset - net .............................................................       108,304        119,744
Due from Affiliates - Less current portion .........................................            97            974
Other Assets .......................................................................        32,028         30,852
                                                                                         ---------      ---------
           Total ...................................................................     $ 829,519      $ 765,167
                                                                                         =========      =========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable, trade ......................................................     $  34,573      $  37,757
      Due to affiliates ............................................................        16,335         15,811
      Industrial revenue bonds .....................................................         7,815          7,815
      Accrued and other current liabilities ........................................        27,249         24,114
      Accrued employee benefits costs - current portion ............................        10,955         10,890
      Deferred Taxes - current portion .............................................         3,399          4,971
                                                                                         ---------      ---------
           Total current liabilities ...............................................       100,326        101,358
                                                                                         ---------      ---------

Senior Secured Notes Payable- net ..................................................       322,075        321,852
Notes Payable - Affiliates .........................................................        40,000             --
Accrued Pension Benefits Costs - Less current portion ..............................        12,585         10,751
Accrued Postretirement Benefits Costs - Less current portion .......................        74,654         70,656
Other Liabilities ..................................................................        33,976          8,376
Deferred Taxes- Less current portion ...............................................        46,336         41,376
                                                                                         ---------      ---------
           Total noncurrent liabilities ............................................       529,626        453,011
                                                                                         ---------      ---------

Minority Interest ..................................................................            --         18,666
Contingencies and Commitments (See Note 6)
Shareholders' Equity:
      Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding) ....        25,000         25,000
      Common stock (one cent par value, 50,000,000 shares authorized; 21,070,210 and
        21,054,302 shares outstanding at June 30, 2003 and December 31, 2002,
        respectively) ..............................................................           211            211
      Additional paid-in capital ...................................................       172,403        172,133
      Accumulated Other Comprehensive Income (Loss) ................................        (4,239)         1,173
      Retained Earnings (Deficit) ..................................................         6,192         (6,385)
                                                                                         ---------      ---------
           Total shareholders' equity ..............................................       199,567        192,132
                                                                                         ---------      ---------
           Total ...................................................................     $ 829,519      $ 765,167
                                                                                         =========      =========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                 Three months ended            Six months ended
                                                                                     June 30,                      June 30,
                                                                             ------------------------      ------------------------
                                                                                2003           2002           2003           2002
                                                                             ---------      ---------      ---------      ---------
NET SALES:
 Third-party customers .................................................     $ 163,746      $ 148,377      $ 317,201      $ 302,576
 Related parties .......................................................        32,421         31,959         57,975         56,860
                                                                             ---------      ---------      ---------      ---------
                                                                               196,167        180,336        375,176        359,436
Cost of Goods Sold .....................................................       188,391        175,380        359,694        347,172
                                                                             ---------      ---------      ---------      ---------
Gross Profit ...........................................................         7,776          4,956         15,482         12,264

Selling, General and Administrative Expenses ...........................         4,086          3,761          8,221          7,938
                                                                             ---------      ---------      ---------      ---------
Operating Income .......................................................         3,690          1,195          7,261          4,326

Interest Expense - Third Party .........................................       (10,330)        (9,896)       (20,554)       (20,155)
Interest Expense - Related Party .......................................        (1,000)            --         (1,000)            --
Interest Income ........................................................            45             58            196            129
Net Gain on Forward Contracts ..........................................           211             --         41,904             --
Other Expense ..........................................................          (770)          (132)          (500)          (102)
                                                                             ---------      ---------      ---------      ---------
Income (Loss) before Income Taxes and Minority Interest ................        (8,154)        (8,775)        27,307        (15,802)
Income Tax (Expense) Benefit ...........................................         3,147          2,862         (9,827)         5,108
                                                                             ---------      ---------      ---------      ---------
Income (Loss) Before Minority Interest and Cumulative Effect of
    Change in Accounting Principle .....................................        (5,007)        (5,913)        17,480        (10,694)
Minority Interest ......................................................            --          1,313            986          2,626
                                                                             ---------      ---------      ---------      ---------
Income (Loss) before Cumulative Effect of Change in Accounting
    Principle ..........................................................        (5,007)        (4,600)        18,466         (8,068)
Cumulative Effect of Change in Accounting Principle, net of tax
    benefit of $3,430 ..................................................            --             --         (5,878)            --
                                                                             ---------      ---------      ---------      ---------
Net Income (Loss) ......................................................        (5,007)        (4,600)        12,588         (8,068)
Preferred Dividends ....................................................          (500)          (500)        (1,000)        (1,000)
                                                                             ---------      ---------      ---------      ---------
Net Income (Loss) Applicable to Common Shareholders ....................     $  (5,507)     $  (5,100)     $  11,588      $  (9,068)
                                                                             =========      =========      =========      =========

EARNINGS (LOSS) PER COMMON SHARE:
    Basic:
      Income (Loss) before cumulative effect of change in
        accounting principle ...........................................     $   (0.26)     $   (0.25)     $    0.83      $   (0.44)
      Cumulative effect of change in accounting principle ..............     $      --      $      --      $   (0.28)     $      --
                                                                             ---------      ---------      ---------      ---------
      Net Income (Loss) ................................................     $   (0.26)     $   (0.25)     $    0.55      $   (0.44)
                                                                             =========      =========      =========      =========
    Diluted:
      Income (Loss) before cumulative effect of change in
        accounting principle ...........................................     $   (0.26)     $   (0.25)     $    0.82      $   (0.44)
      Cumulative effect of change in accounting principle ..............     $      --      $      --      $   (0.26)     $      --
                                                                             ---------      ---------      ---------      ---------
      Net Income (Loss) ................................................     $   (0.26)     $   (0.25)     $    0.56      $   (0.44)
                                                                             =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ..............................................................        21,070         20,554         21,070         20,554
                                                                             =========      =========      =========      =========
    Diluted ............................................................        21,070         20,554         22,465         20,554
                                                                             =========      =========      =========      =========
DIVIDENDS PER COMMON SHARE .............................................     $      --      $    0.05      $      --      $    0.10
                                                                             =========      =========      =========      =========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                            Six Months ended
                                                                                                 June 30,
                                                                                         ----------------------
                                                                                           2003          2002
                                                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ........................................................            $ 12,588      $ (8,068)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Unrealized net gain on forward contracts ............................             (12,292)           --
        Depreciation and amortization .......................................              25,787        28,157
        Deferred income taxes ...............................................               6,396        (5,201)
        Pension and other postretirement benefits ...........................               5,897         4,743
        Inventory market adjustment .........................................                (394)         (756)
        Loss on disposal of assets ..........................................                 836           459
        Minority interest ...................................................                (986)       (2,625)
        Cumulative effect of change in accounting principle .................               9,308            --
        Changes in operating assets and liabilities:
             Accounts receivable - net ......................................              (4,178)       (1,711)
             Due from affiliates ............................................              (4,604)        2,595
             Inventories ....................................................               5,734           425
             Prepaids and other current assets ..............................              (2,733)       (2,724)
             Accounts payable, trade ........................................              (3,184)       (1,464)
             Due to affiliates ..............................................               1,394         7,397
             Accrued and other current liabilities ..........................                 632          (105)
             Other - net ....................................................               9,527          (917)
                                                                                         --------      --------
        Net cash provided by operating activities ...........................              49,728        20,205
                                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ................................             (10,300)      (10,852)
   Acquisition of minority interest .........................................             (59,837)           --
                                                                                         --------      --------
        Net cash used in investing activities ...............................             (70,137)      (10,852)
                                                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing fees ...........................................................                (297)           --
   Dividends ................................................................                 (11)       (2,563)
   Issuance of common or preferred stock ....................................                  --             5
                                                                                         --------      --------
        Net cash used in financing activities ...............................                (308)       (2,558)
                                                                                         --------      --------
NET INCREASE (DECREASE) IN CASH .............................................             (20,717)        6,795

CASH, BEGINNING OF PERIOD ...................................................              45,092        13,388
                                                                                         --------      --------
CASH, END OF PERIOD .........................................................            $ 24,375      $ 20,183
                                                                                         ========      ========

                 See notes to consolidated financial statements

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

1. General

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications of 2002 information were made to conform to the 2003 presentation.

2. Acquisitions

      On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville, Kentucky primary aluminum reduction facility which was indirectly owned by Glencore International AG, the Company's largest shareholder (together with its subsidiaries, "Glencore") together with Glencore's pro rata interest in certain related assets (collectively the "Acquired Assets"). The operating results of the 20% interest acquired have been included in the Company's consolidated financial statements from the date of acquisition. Century paid a purchase price of approximately $100.0 million for the Acquired Assets, which it financed with approximately $60.0 million of available cash and a six-year 10% $40.0 million promissory note payable to Glencore (the "Glencore Note"). See Note 5 for a discussion of the Glencore Note. In connection with the acquisition, the Company entered into a ten-year contract with Glencore from 2004 through 2013 under which Glencore will purchase approximately 45.0 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and floor.

      Glencore originally purchased the Acquired Assets from Century in April 2001 when Century acquired the Hawesville facility and related assets (the "Hawesville Acquisition") from Southwire Company ("Southwire"). Glencore also assumed direct responsibility for a pro rata portion of certain liabilities and obligations related to the Hawesville facility, including: (i) delivery obligations under the Molten Aluminum Supply Agreement, dated April 1, 2001, between Century and Southwire, (ii) debt service obligations related to $7.8 million in industrial revenue bonds ("IRBs") assumed by Century in connection with the Hawesville Acquisition, (iii) any post-closing payments due Southwire pursuant to the terms of the Company's agreement with Southwire, and (iv) certain other post-closing liabilities and obligations (including environmental) related to the Hawesville facility (collectively, the "Assumed Liabilities").

      In connection with the Company's subsequent purchase of the Acquired Assets from Glencore, the Company assumed all of Glencore's obligations related to the Assumed Liabilities. In addition, the Company issued a promissory note to Glencore to secure any payments Glencore could be required to make as guarantor of a letter of credit the Company posted in April 2001 in support of the IRBs.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

3. Inventories

      Inventories consist of the following:

                                                     June 30,       December 31,
                                                       2003            2002
                                                    ---------       ------------
      Raw materials ........................        $  27,989        $  32,064
      Work-in-process ......................           13,733           13,310
      Finished goods .......................            9,413            9,853
      Operating and other supplies .........           22,601           21,908
                                                    ---------        ---------
                                                    $  73,736        $  77,135
                                                    =========        =========

      At June 30, 2003 and December 31, 2002, approximately 74% and 78% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. The excess of LIFO cost (or market, if lower) over first in, first out ("FIFO") cost was approximately $455 and $1,105 at June 30, 2003 and December 31, 2002, respectively.

4. Intangible Asset

      The intangible asset consists of the power contract acquired in connection with the Company's acquisition of its aluminum reduction facility located in Hawesville, Kentucky in April 2001. The contract value is being amortized over its term of ten years through 2010, using a method that results in annual amortization equal to the percentage of a given year's expected gross annual benefit to the total as applied to the total recorded value of the power contract. As part of the acquisition of Glencore's interest in the Hawesville facility on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of June 30, 2003, the gross carrying amount of the intangible asset was $153,592 with accumulated amortization of $45,288. For the three month periods ended June 30, 2003 and June 30, 2002, amortization expense for the intangible asset totaled $4,927 and $6,565, respectively. For the six month periods ended June 30, 2003 and June 30, 2002, amortization expense for the intangible asset totaled $9,512 and $13,129, respectively. For the year ended December 31, 2003, the estimated aggregate amortization expense for the intangible asset will be approximately $18,680. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

      Century Aluminum Intangible Asset Amortization

                                                   For the year ending December 31,
                                          2004       2005       2006       2007       2008
                                         ------     ------     ------     ------     ------
      Estimated Amortization Expense     12,326     14,161     12,695     13,617     14,669

      In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the intangible asset for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

5. Debt

      The Company has $325.0 million of 11 3/4% senior secured first mortgage notes due 2008 (the "Notes"). The Company had unamortized bond discounts on the Notes of $2,925 and $3,148 at June 30, 2003 and December 31, 2002, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. The Company suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture.

      Effective April 1, 2001, the Company entered into a $100.0 million senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2003.

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed IRBs in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003 Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The IRBs are secured by a Glencore guaranteed letter of credit and the Company will provide for the servicing costs for the letter of credit. Century has indemnified Glencore for all costs arising from the letter of credit. The interest rate on the IRBs at June 30, 2003 was 1.35%, with interest paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

      On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville facility owned by Glencore which it financed in part with a six-year 10% $40.0 million promissory note payable to Glencore. Amounts outstanding under the Glencore Note, together

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

with Century's reimbursement obligations related to the letter of credit provided by Glencore securing the IRBs, are secured by a first priority security interest in the Acquired Assets. Century's maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. Until the Glencore Note matures on April 1, 2009, the Company will make principal and interest payments semi-annually. Principal payments will range from $0 to $3,000 based on the average closing prices for aluminum quoted on the London Metals Exchange ("LME") for the six month period ending prior to each payment date. The Company's obligations under the Glencore Note are guaranteed by each of its material consolidated subsidiaries, except for Century of Kentucky LLC.

6. Contingencies and Commitments

      Environmental Contingencies

      The Company believes its environmental liabilities are not likely to have a material adverse effect on the Company. However, there can be no assurance that future requirements at currently or formerly owned properties will not result in liabilities which may have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency ("EPA") in 1994 (the "3008(h) Order"). Century of West Virginia also conducted a RCRA facility investigation ("RFI") under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI, and the Company expects that neither the EPA, nor the State of West Virginia will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum and Chemical ("Kaiser"), the prior owner, and will be the financial responsibility of that owner, as discussed below.

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

      Under the terms of the agreement to sell its fabricating businesses to Pechiney (the "Pechiney Agreement"), the Company and Century of West Virginia provided Pechiney with certain

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

indemnifications. Those include the assignment of certain of Century of West Virginia's indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company's indemnification rights under its stock purchase agreement with Alcoa relating to the Company's purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000. Payments under this indemnification would be limited to $25,000 for on-site liabilities, but there is no limit on potential future payments for any off-site liabilities. The Company does not believe there are any undisclosed pre-closing conditions or off-site migration of hazardous substances, and it does not believe that it will be required to make any potential future payments under this indemnification.

      On July 6, 2000, while the Hawesville facility was owned by Southwire, the EPA issued a final Record of Decision ("ROD"), under the federal Comprehensive Environmental Response, Compensation and Liability Act, which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

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

      If on-site environmental liabilities relating to pre-closing activities at Hawesville that were not known to exist as of the date of the closing of the acquisition become known before March 31, 2007, the Company will share the costs of remedial action with Southwire on a sliding scale depending on the year the liability is identified. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after March 31, 2007, will be the responsibility of the Company. In addition, the Company will be responsible for any post-closing environmental costs which result from a change in environmental laws after the closing or from its own activities, including a change in the use of the facility. In addition, Southwire indemnified the Company against

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

all risks associated with off-site hazardous material disposals by the Hawesville plant which pre-date the closing of the acquisition.

      The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to the Hawesville plant's operations, including the stock of Gaston Copper Recycling Corporation ("Gaston"), a secondary metals recycling facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its recycling facility. Gaston and all other non-Hawesville assets owned at any time by Metalsco were identified in the Company's agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville facility containing Hawesville's former potliner disposal areas, which are the sources of cyanide contamination in the facility's groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site.

      Southwire has secured its indemnity obligations to the Company for environmental liabilities until April 1, 2008 by posting a letter of credit, currently in the amount of $14,200, issued in the Company's favor, with an additional $15,000 to be posted if Southwire's net worth drops below a pre-determined level during that period. The amount of security Southwire provides may increase (but not above $14,700 or $29,700, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company's shared or assumed liability is significantly greater than anticipated, the Company's financial condition, results of operations and liquidity could be materially adversely affected.

      Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the "Order") pursuant to which other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will pay the parties participating in the recovery effort the fair market value of the petroleum hydrocarbon recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco's liability under the Order or its indemnity to Lockheed will have a material adverse effect on the Company's financial condition, results of operations, or liquidity. The Company expects the future potential payments under this indemnification will be an immaterial amount. However, under the indemnification, there is no limit to the potential future payments.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,758 and $1,370 at June 30, 2003 and December 31, 2002, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

      Legal Contingencies

      Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or settled with respect to the Company and Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements it has reached on those asbestos claims. Since the Kaiser Bankruptcy, the Company has been named in an additional 82 civil actions based on similar allegations with unspecified monetary claims against Century. The Company does not know if any of the 82 claimants were in the Ravenswood facility during the Company's ownership, but management believes that the costs of investigation or settlements, if any, will be immaterial.

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

The new contract will provide power for the Ravenswood facility at competitive rates under a GS-4 schedule approved by the Public Utilities Commission of Ohio. The GS-4 schedule is due to expire on December 31, 2005.

      The Hawesville facility currently purchases all of its power from Kenergy Corporation ("Kenergy"), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility under fixed price contracts, mostly with a subsidiary of LG&E Energy Corporation ("LG&E"), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 15% of the Hawesville facility's power requirements are unpriced in calendar years 2004 and 2005. The unpriced portion of the contract increases to approximately 26% in 2006.

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

      Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, while Century maintains insurance to cover losses resulting from damage to power suppliers' facilities or transmission lines that interrupts the power supply to the Company's facilities, this insurance contains large deductibles and self-insured amounts, and it does not cover losses resulting from a power loss due solely to lack of sufficient electrical power caused by unusually high usage within the applicable service territory.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

      Labor Commitments

      Century of West Virginia's hourly employees, which comprise 39% of the Company's workforce, are represented by the United Steelworkers of America ("USWA") and are currently working under a labor agreement that expires May 31, 2006. The Hawesville LLC's hourly employees, which comprise 41% of the Company's workforce, are represented by the USWA and are currently working under a five-year labor agreement that expires March 31, 2006.

      Other Commitments

      The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the LME exceeds specified levels during the seven years following closing of the Hawesville acquisition in April 2001.

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

      On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009 (the "Original Sales Contract"). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the "New Sales Contract") that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. However, the New Sales Contract provides for variable pricing for the years 2005 through 2009, equal to the monthly average price of aluminum as quoted by the LME for the month preceding delivery of the primary aluminum. For deliveries in the years 2003 and 2004, the sale price of primary aluminum delivered will remain at fixed prices.

      Prior to the January 2003 agreement to terminate and settle the years 2005 though 2009 of the Original Sales Contract, the Company had been classifying and accounting for it as a Normal Sales contract under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

contract that is so designated and that meets other conditions established by SFAS No. 133 is exempt from the requirements of SFAS No. 133, although by its term the contract would otherwise be accounted for as a derivative instrument. Accordingly, prior to January, the Original Sales Contract was recorded on an accrual basis of accounting and changes in the fair value of the Original Sales Contract were not recognized.

      According to SFAS No. 133, it must be probable that at inception and throughout its term, a contract classified as "normal" will not result in a net settlement and will result in physical delivery. Because in January 2003 the Company and Glencore intended to net settle a significant portion of the Original Sales Contract, it no longer qualified for the "normal" exception of SFAS No. 133, requiring the Company to mark it to current fair value in its entirety. Accordingly, in the first quarter of 2003 the Company recorded a derivative asset and a pre-tax gain of $41.7 million. Of the total recorded gain, $26.1 million relates to the favorable terms of the Original Sales Contract for the years 2005 through 2009, and $15.6 million relates to the favorable terms of the Original Sales Contract for 2003 through 2004.

      The Company determined the fair value by estimating the excess of the contractual cash flows of the Original Sales Contract (using contractual prices and quantities) above the estimated cash flows of a contract based on identical quantities using LME-quoted prevailing forward market prices for aluminum plus an estimated U.S. Midwest Premium adjusted for delivery considerations. The Company discounted the excess estimated cash flows to present value using a discount rate of 7%.

      On April 1, 2003, the Company received $35.5 million from Glencore, $26.1 million of which relates to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9.4 million of which represents the fair value of the New Sales Contracts, discussed below. The Company will account for the unsettled portion of the Original Sales Contract (years 2003 and 2004) as a derivative and will recognize period-to-period changes in fair value in current income. The Company will also account for the New Sales Contract as a derivative instrument under SFAS No. 133. The Company has not designated the New Sales Contract as "normal" because it replaces and substitutes for a significant portion of the Original Sales Contract which, after January 2003, no longer qualified for this designation. The $9.4 million initial fair value of the New Sales Contract is a derivative liability and represents the present value of the contract's favorable term to Glencore in that the New Sales Contract excludes in its variable price an estimated U.S. Midwest Premium, adjusted for delivery considerations. Because the New Sales Contract is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest Premium.

      In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a 10-year contract with Southwire (the "Southwire Metal Agreement") to supply 240 million pounds of high-purity molten aluminum annually to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Prior to the acquisition of Glencore's interest in the Hawesville facility on April 1, 2003, the Company and Glencore were each responsible for providing a pro rata portion of the aluminum supplied to

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

Southwire under this contract. On April 1, 2003, in connection with the Company's acquisition of Glencore's interest in the Hawesville facility, the Company assumed Glencore's delivery obligations under the Southwire Metal Agreement. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

      In connection with the 2003 acquisition of the 20% interest in the Hawesville facility, the Company entered into a ten-year contract with Glencore (the "Glencore Metal Agreement") from 2004 through 2013 under which Glencore will purchase approximately 45.0 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor.

      Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 193.6 million pounds and 329.0 million pounds of primary aluminum at June 30, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 36.2 and 42.9 million pounds of primary aluminum at June 30, 2003 and December 31, 2002, respectively. Of these forward delivery contracts,
19.3 million pounds and 0.3 million pounds at June 30, 2003 and December 31, 2002, respectively, were with the Glencore Group.

      The Company is party to long-term supply agreements with Glencore that extend through 2006 and provide that Glencore will supply a fixed quantity of alumina at prices indexed to the price of primary aluminum on the LME. In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly facility, the Company assumed an alumina supply agreement with Glencore for its alumina requirements relative to the additional interest. This agreement terminates in 2008 and the price is indexed to the price of primary aluminum on the LME. As part of its acquisition of the Hawesville facility in 2001, the Company assumed a market based alumina supply agreement (the "Supply Agreement") with Kaiser which expires in 2005. In connection with its ongoing Chapter 11 bankruptcy proceedings, Kaiser filed a motion for an Order Authorizing the Assumption of Certain Critical Customer Supply Contracts (the "Motion"). The Motion was granted by the Bankruptcy Court on August 27, 2002. As a result, Kaiser has assumed the Supply Agreement and cured all existing defaults thereunder. All of Kaiser's continuing obligations under the Supply Agreement are to be performed in the ordinary course of its business and any claims the Company has under the Supply Agreement will be afforded administrative expense claim status pursuant to Section 503 of the Bankruptcy Code. On May 30, 2003, the Company entered into a new alumina supply contract with Kaiser. The new contract will cover all of the alumina requirements for the Hawesville facility operations for the period January 1, 2006 through December 31, 2008. The price of alumina purchased under this contract will be indexed to the price of primary aluminum on the LME.

      To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company's designation of each contract at its inception. At June 30, 2003 and December 31, 2002, the Company had financial instruments,

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

primarily with the Glencore Group, for 129.5 million pounds and 181.0 million pounds, respectively, of which 103.1 million pounds and 181.0 million pounds, respectively, were designated cash flows hedges. These financial instruments are scheduled for settlement at various dates in 2003 through 2004. The Company had no fixed price financial purchase contracts to purchase aluminum at June 30, 2003. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2003 and December 31, 2002, the Company had financial instruments for 2.3 million and 1.5 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2003 through 2005. Based on the fair value of the Company's financial instruments as of June 30, 2003 accumulated other comprehensive income of $5,314 is expected to be reclassified to earnings over the next twelve month period.

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

8. Supplemental Cash Flow Information

                                                                    Six months Ended
                                                                        June 30,
                                                                 -----------------------
                                                                   2003           2002
                                                                 ---------     ---------
      Cash paid for:
         Interest ..........................................     $  19,145     $  18,571
      Cash received for:
         Interest ..........................................           196           129
         Income tax refunds ................................            --           110
      Seller financing related to the acquisition of the 20%
      interest in the Hawesville facility ..................        40,000            --

9. Asset Retirement Obligations

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

      With the adoption of SFAS 143 in the first quarter 2003, Century recorded an ARO asset of $8,718, net of accumulated amortization of $8,989 and a Deferred Tax Asset of $3,430. The net amount of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for cumulative effect of a change in accounting principle. As of April 1, 2003, $1,795 of the additional ARO liability incurred for the six months ended June 30, 2003 relates to the assumption of the ARO liability associated with the acquisition of the 20% interest in the Hawesville facility.

      The reconciliation of the changes in the asset retirement obligations is presented below:

                                                                                    For the year ended
                                                            For the Six months       December 31, 2002
                                                            ended June 30, 2003         (Pro forma)
                                                            -------------------      -----------------
            Beginning Balance, ARO Liability ..........           $ 17,902                $ 17,416
            Additional ARO Liability incurred .........              3,126                   2,694
            ARO Liabilities settled ...................             (1,985)                 (3,645)
            Accretion Expense .........................                778                   1,437
                                                                  --------                --------
            Ending Balance, ARO Liability .............           $ 19,821                $ 17,902
                                                                  ========                ========

10. New Accounting Standards

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will apply the provisions of the Statement prospectively for any applicable contracts.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning July 1, 2003. The Company has reviewed its current financial instruments and does not believe that any are within the scope of this Statement. The Company will apply the provisions of the Statement prospectively for any future financial instruments that are within the scope of this Statement.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

11. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

                                                                                         Six months ended
                                                                                              June 30,
                                                                                        2003           2002
                                                                                      --------       --------
      Net Income (Loss) ...................................................           $ 12,588       $ (8,068)
      Other Comprehensive Income (Loss):
         Net unrealized gain on financial instruments, net of tax of
           ($531) and ($60), respectively .................................                869             49
         Net amount reclassified as income, net of tax of $2,417 and
           $893, respectively .............................................             (4,286)        (1,624)
         Minimum Pension Liability Adjustment, net of tax of $1,122 .......             (1,995)            --
                                                                                      --------       --------

      Comprehensive Income (Loss) .........................................           $  7,176       $ (9,643)
                                                                                      ========       ========

Composition of Accumulated Other Comprehensive Income (Loss):

                                                                                       June 30,    December 31,
                                                                                         2003          2002
                                                                                       --------    ------------
      Net Unrealized gain on financial
        instruments, net of tax of ($2,944) and ($4,829) ..................            $ 5,194       $ 8,611

      Minimum Pension Liability adjustment, net of
        tax of $5,306 and $4,183 ..........................................             (9,433)       (7,438)
                                                                                       -------       -------

      Total Accumulated Other Comprehensive Income (Loss) .................            $(4,239)      $ 1,173
                                                                                       =======       =======

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

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                               Six months ended June 30,
                                                                                                2003                2002
                                                                                                ----                ----
      Net Income (Loss) applicable to common shareholders                    As Reported      $  11,588          $  (9,068)
      Add: Stock-based employee compensation expense included in
      reported net income, net of related tax effects                                               198                 86
      Deduct: Total Stock-based employee compensation expense
      determined under fair value based method for all awards, net of
      related tax effects                                                                          (547)              (201)
                                                                                              ---------          ---------
      Pro forma Net Income (loss)                                                             $  11,239          $  (9,183)
                                                                                              =========          =========

      Basic earnings (loss) per share                                        As Reported      $    0.55          $   (0.44)
                                                                              Pro Forma       $    0.53          $   (0.45)
      Diluted earnings (loss) per share                                      As Reported      $    0.56          $   (0.44)
                                                                              Pro Forma       $    0.54          $   (0.45)

13.   Earnings Per Share

      The following table provides a reconciliation of the computation of the basic and diluted earnings (loss) per share for income from continuing operations:

                                                                                 Three months ended June 30,
                                                                        2003                                   2002
                                                         ----------------------------------     ----------------------------------
                                                                                    Per-                                   Per-
                                                          Income       Shares       Share        Income       Shares       Share
                                                         --------      ------     ---------     --------      ------     ---------
Loss before cumulative effect of
change in accounting principle                           $ (5,007)                              $ (4,600)

Less: Preferred stock dividends                              (500)                                  (500)
                                                         --------                               --------

Basic EPS:

     Loss applicable to common shareholders                (5,507)     21,070     $   (0.26)      (5,100)     20,554     $   (0.25)

Effect of Dilutive Securities:

     Convertible preferred stock                               --          --                         --          --
                                                           ------      ------                     ------      ------
Diluted EPS:

     Loss applicable to common
     shareholders with assumed conversions               $ (5,507)     21,070     $   (0.26)    $ (5,100)     20,554     $   (0.25)
                                                         ========      ======     =========     ========      ======     =========

                                                                              Six months ended June 30,
                                                                        2003                                   2002
                                                         ----------------------------------     ----------------------------------
                                                                                    Per-                                   Per-
                                                          Income       Shares       Share        Income       Shares       Share
                                                         --------      ------     ---------     --------      ------     ---------
Income (loss) before cumulative effect of
change in accounting principle                           $ 18,466                               $ (8,068)

Less: Preferred stock dividends                            (1,000)                                (1,000)
                                                         --------                               --------
Basic EPS:

     Income (loss) applicable to common shareholders       17,466      21,070     $    0.83       (9,068)     20,554     $   (0.44)

Effect of Dilutive Securities:

     Convertible preferred stock                            1,000       1,395                         --          --
                                                           ------      ------                     ------      ------
Diluted EPS:

     Income (loss) applicable to common
     shareholders with assumed conversions               $ 18,466      22,465     $    0.82     $ (9,068)     20,554     $   (0.44)
                                                         ========      ======     =========     ========      ======     =========

Options to purchase 712,200 and 642,450 shares of common stock were outstanding during the periods ended June 30, 2003 and June 30, 2002, respectively. For 2003, these shares were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares during the period. In 2002, these shares and convertible preferred stock shares were not included in the computation of diluted earnings per share because the assumed conversion would have had an antidilutive effect on earnings per share.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

14. Preferred and Common Stock Dividends

In the fourth quarter of 2002, the Company suspended its common and preferred stock dividends. The action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture and due to current economic conditions. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of June 30, 2003, the Company had total cumulative preferred dividend arrearages of $1,500 or $3.00 per preferred stock share.

15. Consolidating Condensed Financial Information

      The Company's 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material consolidated subsidiaries, other than Century Aluminum of Kentucky LLC ("LLC") (the "Guarantor Subsidiaries"). As of June 30, 2003, the Company holds a 100% equity interest in LLC and as such consolidates 100% of the assets, liabilities and operations of LLC into its financial statements. Based on the joint ownership of LLC prior to April 1, 2003, LLC (the "Non-Guarantor Subsidiary") did not guarantee the Notes, and the Company has not caused its equity interests in LLC to be pledged as collateral for the Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial will not guarantee the Notes (collectively, the "Non-Guarantor Subsidiaries"). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the six months ended June 30, 2003 and 2002, the Company allocated total corporate expenses of $2.6 and $3.8 million to its subsidiaries, respectively. For the three months ended June 30, 2003 and 2002, the Company allocated total corporate expenses of $0.4 and $1.5 million to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

      Because LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville facility. The Notes contain customary covenants limiting the ability of both the Company and the Guarantor Subsidiaries to pay dividends, incur additional debt, make investments, sell assets or stock of certain

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

subsidiaries and purchase or redeem capital stock (see Note 5 to the Consolidated Financial Statements for information about the terms of the Notes).

      The following summarized condensed consolidating balance sheets as of June 30, 2003, and December 31, 2002, condensed consolidating statements of operations for the six and three month periods ended June 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the six months ended June 30, 2003 and 2002 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiary operated as independent entities.

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                               As of June 30, 2003

                                                          Combined        Combined                  Reclassifications
                                                          Guarantor    Non-Guarantor        The            and
                                                         Subsidiaries   Subsidiaries      Company      Eliminations     Consolidated
                                                         ------------  -------------     ---------  -----------------   ------------
Assets:
Cash and cash equivalents ............................     $      --      $      19      $  24,356       $      --       $  24,375
Accounts receivables, net ............................        50,279            139             --              --          50,418
Due from affiliates ..................................       128,038         13,065        455,821        (576,531)         20,393
Inventory ............................................        51,361         22,375             --              --          73,736
Prepaid and other current assets .....................         8,914            366          6,300              --          15,580
                                                           ---------      ---------      ---------       ---------       ---------
          Total current assets .......................       238,592         35,964        486,477        (576,531)        184,502
Investment in subsidiaries ...........................        87,888             --        191,409        (279,297)             --
Property, plant and equipment, net ...................       499,551          4,769            268              --         504,588
Intangible asset .....................................            --        108,304             --              --         108,304
Due from affiliates - less current portion ...........            97             --             --                              97
Other non-current assets .............................        13,659             --         18,369              --          32,028
                                                           ---------      ---------      ---------       ---------       ---------
          Total assets ...............................     $ 839,787      $ 149,037      $ 696,523       $(855,828)      $ 829,519
                                                           =========      =========      =========       =========       =========

Liabilities and shareholders' equity:
Accounts payable, trade ..............................     $  14,812      $  19,761      $      --       $      --       $  34,573
Due to affiliates ....................................        26,412          1,626        109,360        (121,063)         16,335
Industrial revenue bonds .............................         7,815             --             --              --           7,815
Accrued and other current liabilities ................         8,250          6,984         12,015              --          27,249
Accrued employee benefits costs - current portion ....         8,848            822          1,285              --          10,955
Deferred taxes - current portion .....................         3,399             --             --              --           3,399
                                                           ---------      ---------      ---------       ---------       ---------
          Total current liabilities ..................        69,536         29,193        122,660        (121,063)        100,326
                                                           ---------      ---------      ---------       ---------       ---------
Senior Secured Notes Payable - net ...................            --             --        322,075              --         322,075
Notes Payable - Affiliates ...........................            --             --         40,000              --          40,000
Accrued Pension benefits Costs - less current portion          4,510             --          8,075              --          12,585
Accrued Postretirement Benefits Costs - less current
portion ..............................................        50,732         23,357            565              --          74,654
Other liabilities/Intercompany loan ..................       480,775          8,599             --        (455,398)         33,976
Deferred taxes - less current portion ................        42,825             --          3,581             (70)         46,336
                                                           ---------      ---------      ---------       ---------       ---------
          Total non-current liabilities ..............       578,842         31,956        374,296        (455,468)        529,626
                                                           ---------      ---------      ---------       ---------       ---------

Shareholders' Equity:
Convertible preferred stock ..........................            --             --         25,000              --          25,000
Common stock .........................................            59             --            211             (59)            211
Additional paid-in capital ...........................       236,906        133,175        172,403        (370,081)        172,403
Accumulated other comprehensive income (loss) ........        (4,239)            --         (4,239)          4,239          (4,239)
Retained earnings (deficit) ..........................       (41,317)       (45,287)         6,192          86,604           6,192
                                                           ---------      ---------      ---------       ---------       ---------
          Total shareholders' equity .................       191,409         87,888        199,567        (279,297)        199,567
                                                           ---------      ---------      ---------       ---------       ---------
          Total liabilities and equity ...............     $ 839,787      $ 149,037      $ 696,523       $(855,828)      $ 829,519
                                                           =========      =========      =========       =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                      CONDENSED CONSOLIDATING BALANCE SHEET
                             As of December 31, 2002

                                                          Combined        Combined                   Reclassifications
                                                          Guarantor     Non-Guarantor        The            and
                                                        Subsidiaries    Subsidiaries       Company      Eliminations    Consolidated
                                                        ------------    -------------      -------   -----------------  ------------
Assets:
Cash and cash equivalents ..........................      $     745       $      --       $  44,347       $      --       $  45,092
Accounts receivables, net ..........................         45,936             304              --              --          46,240
Due from affiliates ................................         87,071          10,102         353,292        (427,733)         22,732
Inventory ..........................................         55,877          21,258              --              --          77,135
Prepaid and other current assets ...................          2,887             178           4,434          (2,722)          4,777
                                                          ---------       ---------       ---------       ---------       ---------
        Total current assets .......................        192,516          31,842         402,073        (430,455)        195,976
Investment in subsidiaries .........................         74,663              --         184,234        (258,897)             --
Property, plant and equipment - net ................        416,590             780             251              --         417,621
Intangible asset - net .............................             --         119,744              --              --         119,744
Due from affiliates - less current portion .........            974              --              --              --             974
Other Assets .......................................         13,041              --          17,811              --          30,852
                                                          ---------       ---------       ---------       ---------       ---------
         Total assets ..............................      $ 697,784       $ 152,366       $ 604,369       $(689,352)      $ 765,167
                                                          =========       =========       =========       =========       =========

Liabilities and shareholders' equity:
Accounts payable, trade ............................      $  14,588       $  23,169       $      --       $      --       $  37,757
Due to affiliates ..................................         32,711              --          64,243         (81,143)         15,811
Industrial revenue bonds ...........................             --           7,815              --              --           7,815
Accrued and other current liabilities ..............          6,257           5,055          12,802              --          24,114
Accrued employee benefits costs - current
portion ............................................          8,966             559           1,365              --          10,890
Deferred Taxes - current portion ...................          7,763              --              --          (2,792)          4,971
                                                          ---------       ---------       ---------       ---------       ---------
        Total current liabilities ..................         70,285          36,598          78,410         (83,935)        101,358
                                                          ---------       ---------       ---------       ---------       ---------

Long term debt - net ...............................             --              --         321,852              --         321,852
Accrued Pension benefits Costs - less current
  portion ..........................................          3,771              --           6,980              --          10,751
Accrued Postretirement Benefits Costs - less
current portion ....................................         48,335          21,840             481              --          70,656
Other liabilities/Intercompany Loan ................        354,297             599              --        (346,520)          8,376
Deferred taxes - less current portion ..............         36,862              --           4,514              --          41,376
                                                          ---------       ---------       ---------       ---------       ---------
        Total non-current liabilities ..............        443,265          22,439         333,827        (346,520)        453,011
                                                          ---------       ---------       ---------       ---------       ---------

Minority interest ..................................             --              --              --          18,666          18,666

Shareholders' Equity:
Convertible preferred stock ........................             --              --          25,000              --          25,000
Common stock .......................................             59              --             211             (59)            211
Additional paid-in capital .........................        226,998         139,281         172,133        (366,279)        172,133
Accumulated other comprehensive income .............          1,173              --           1,173          (1,173)          1,173
Retained earnings (deficit) ........................        (43,996)        (45,952)         (6,385)         89,948          (6,385)
                                                          ---------       ---------       ---------       ---------       ---------
        Total shareholders' equity .................        184,234          93,329         192,132        (277,563)        192,132
                                                          ---------       ---------       ---------       ---------       ---------
        Total liabilities and equity ...............      $ 697,784       $ 152,366       $ 604,369       $(689,352)      $ 765,167
                                                          =========       =========       =========       =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three months Ended June 30, 2003

                                                     Combined          Combined                     Reclassifications
                                                     Guarantor      Non-Guarantor          The             and
                                                    Subsidiaries     Subsidiaries        Company       Eliminations     Consolidated
                                                    ------------    -------------       ---------   -----------------   ------------
Net sales:
     Third-party customers ....................       $ 163,746        $      --        $      --        $      --       $ 163,746
     Related parties ..........................          32,421               --               --               --          32,421
                                                      ---------        ---------        ---------        ---------       ---------
                                                        196,167               --               --               --         196,167
Cost of goods sold ............................         183,810           87,171               --          (82,590)        188,391

Reimbursement from owners .....................              --          (82,624)              --           82,624              --
                                                      ---------        ---------        ---------        ---------       ---------
Gross profit (loss) ...........................          12,357           (4,547)              --              (34)          7,776
Selling, general and administrative
   expenses ...................................           4,086               --               --               --           4,086
                                                      ---------        ---------        ---------        ---------       ---------
Operating income (loss) .......................           8,271           (4,547)              --              (34)          3,690
Interest expense - Third Party ................         (10,324)             (34)              --               28         (10,330)
Interest expense - Affiliates .................          (1,000)              --               --               --          (1,000)
Interest income ...............................              45               --               --               --              45
Net Gain on Forward Contracts .................             211               --               --               --             211
Other income (expense), net ...................            (774)              (2)              --                6            (770)
                                                      ---------        ---------        ---------        ---------       ---------
Loss before taxes .............................          (3,571)          (4,583)              --               --          (8,154)
Income tax benefit ............................           1,405               --               --            1,742           3,147
                                                      ---------        ---------        ---------        ---------       ---------
Net income (loss) before equity
   earnings (loss) of subsidiaries ............          (2,166)          (4,583)              --            1,742          (5,007)
Equity earnings (loss) of subsidiaries ........          (2,841)              --           (5,007)           7,848              --
                                                      ---------        ---------        ---------        ---------       ---------
Net income (loss) .............................       $  (5,007)       $  (4,583)       $  (5,007)       $   9,590       $  (5,007)
                                                      =========        =========        =========        =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                    For the Three Months Ended June 30, 2002

                                                      Combined          Combined                    Reclassifications
                                                     Guarantor       Non-Guarantor         The             and
                                                    Subsidiaries      Subsidiaries       Company       Eliminations     Consolidated
                                                    ------------     -------------       -------    -----------------   ------------
Net sales:
     Third-party customers ....................       $ 148,377        $      --        $      --        $      --       $ 148,377
     Related parties ..........................          31,959               --               --               --          31,959
                                                      ---------        ---------        ---------        ---------       ---------
                                                        180,336               --               --               --         180,336
Cost of goods sold ............................         168,815           63,054               --          (56,489)        175,380

Reimbursement from owners .....................              --          (56,540)              --           56,540              --
                                                      ---------        ---------        ---------        ---------       ---------
Gross profit (loss) ...........................          11,521           (6,514)              --              (51)          4,956
Selling, general and administrative
   expenses ...................................           3,761               --               --               --           3,761
                                                      ---------        ---------        ---------        ---------       ---------
Operating income (loss) .......................           7,760           (6,514)              --              (51)          1,195
Interest expense - Third Party ................          (9,896)             (33)              --               33          (9,896)
Interest income ...............................              58               --               --               --              58
Other income (expense), net ...................            (132)             (17)              --               17            (132)
                                                      ---------        ---------        ---------        ---------       ---------
Loss before taxes and minority interest .......          (2,210)          (6,564)              --               (1)         (8,775)
Income tax benefit ............................             867               --               --            1,995           2,862
                                                      ---------        ---------        ---------        ---------       ---------
Net income (loss) before minority
   interest ...................................          (1,343)          (6,564)              --            1,994          (5,913)
Minority interest .............................              --               --               --            1,313           1,313
Equity earnings (loss) of subsidiaries ........          (3,257)              --           (4,600)           7,857              --
                                                      ---------        ---------        ---------        ---------       ---------
Net income (loss) .............................       $  (4,600)       $  (6,564)       $  (4,600)       $  11,164       $  (4,600)
                                                      =========        =========        =========        =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six months Ended June 30, 2003

                                                      Combined         Combined                      Reclassifications
                                                      Guarantor      Non-Guarantor          The             and
                                                     Subsidiaries     Subsidiaries        Company       Eliminations    Consolidated
                                                     ------------     ------------       ---------   -----------------  ------------
Net sales:
   Third-party customers .......................       $ 317,201        $      --        $      --       $      --       $ 317,201
   Related parties .............................          57,975               --               --              --          57,975
                                                       ---------        ---------        ---------       ---------       ---------
                                                         375,176               --               --              --         375,176
Cost of goods sold .............................         350,198          166,972               --        (157,476)        359,694

Reimbursement from owners ......................              --         (157,537)              --         157,537              --
                                                       ---------        ---------        ---------       ---------       ---------
Gross profit (loss) ............................          24,978           (9,435)              --             (61)         15,482
Selling, general and administrative
   expenses ....................................           8,221               --               --              --           8,221
                                                       ---------        ---------        ---------       ---------       ---------
Operating income (loss) ........................          16,757           (9,435)              --             (61)          7,261
Interest expense - Third Party .................         (20,548)             (61)              --              55         (20,554)
Interest expense - Affiliates ..................          (1,000)              --               --              --          (1,000)
Interest income ................................             196               --               --              --             196
Net Gain on Forward Contracts ..................          41,904               --               --              --          41,904
Other income (expense), net ....................            (490)             (16)              --               6            (500)
                                                       ---------        ---------        ---------       ---------       ---------
Income (loss) before taxes .....................          36,819           (9,512)              --              --          27,307
Income tax (expense) benefit ...................         (13,067)              --               --           3,240          (9,827)
                                                       ---------        ---------        ---------       ---------       ---------
Net income (loss) before minority
   interest and cumulative effect of
   change in accounting principle ..............          23,752           (9,512)              --           3,240          17,480
Minority interest ..............................              --               --               --             986             986
                                                       ---------        ---------        ---------       ---------       ---------
Net income (loss) before cumulative
effect of change in accounting
   principle ...................................          23,752           (9,512)              --           4,226          18,466
Cumulative Effect of Change in
Accounting Principle, net of $3,430
   in tax ......................................          (5,878)              --               --              --          (5,878)
Equity earnings (loss) of subsidiaries .........          (5,286)              --           12,588          (7,302)             --
                                                       ---------        ---------        ---------       ---------       ---------
Net income (loss) ..............................       $  12,588        $  (9,512)       $  12,588       $  (3,076)      $  12,588
                                                       =========        =========        =========       =========       =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Six Months Ended June 30, 2002

                                                     Combined          Combined                     Reclassifications
                                                     Guarantor       Non-Guarantor         The             and
                                                    Subsidiaries     Subsidiaries        Company       Eliminations     Consolidated
                                                    ------------     -------------      ---------   -----------------   ------------
Net sales:
   Third-party customers ......................       $ 302,576        $      --        $      --        $      --        $ 302,576
   Related parties ............................          56,860               --               --               --           56,860
                                                      ---------        ---------        ---------        ---------        ---------
                                                        359,436               --               --               --          359,436
Cost of goods sold ............................         334,043          126,041               --         (112,912)         347,172

Reimbursement from owners .....................              --         (113,006)              --          113,006               --
                                                      ---------        ---------        ---------        ---------        ---------
Gross profit (loss) ...........................          25,393          (13,035)              --              (94)          12,264
Selling, general and administrative
   expenses ...................................           7,938               --               --               --            7,938
                                                      ---------        ---------        ---------        ---------        ---------
Operating income (loss) .......................          17,455          (13,035)              --              (94)           4,326
Interest expense - Third Party ................         (20,155)             (66)              --               66          (20,155)
Interest income ...............................             129               --               --               --              129
Other income (expense), net ...................            (102)             (28)              --               28             (102)
                                                      ---------        ---------        ---------        ---------        ---------
Loss before taxes and minority interest .......          (2,673)         (13,129)              --               --          (15,802)
Income tax benefit ............................           1,117               --               --            3,991            5,108
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) before minority
   interest ...................................          (1,556)         (13,129)              --            3,991          (10,694)
Minority interest .............................              --               --               --            2,626            2,626
Equity earnings (loss) of subsidiaries ........          (6,512)              --           (8,068)          14,580               --
                                                      ---------        ---------        ---------        ---------        ---------
Net income (loss) .............................       $  (8,068)       $ (13,129)       $  (8,068)       $  21,197        $  (8,068)
                                                      =========        =========        =========        =========        =========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six months Ended June 30, 2003

                                                       Combined        Combined                    Reclassifications
                                                       Guarantor    Non-guarantor         The             and
                                                     Subsidiaries    Subsidiaries       Company       Eliminations      Consolidated
                                                     ------------   -------------      --------    -----------------    ------------
Net cash provided by operating activities ......       $ 47,283        $  2,445        $     --          $     --         $ 49,728
                                                       --------        --------        --------          --------         --------

Investing activities:
   Purchase of property, plant and
    equipment, net .............................         (9,748)           (421)           (131)               --          (10,300)
   Acquisition of minority interest ............             --              --         (59,837)               --          (59,837)
                                                       --------        --------        --------          --------         --------
   Net cash used in investing activities .......         (9,748)           (421)        (59,968)               --          (70,137)
                                                       --------        --------        --------          --------         --------

Financing activities:
   Financing Fees ..............................             --              --            (297)               --             (297)
   Dividends ...................................             --              --             (11)               --              (11)
   Intercompany transactions ...................        (38,280)         (2,005)         40,285                --               --
                                                       --------        --------        --------          --------         --------
Net cash provided by (used in) financing
 activities ....................................        (38,280)         (2,005)         39,977                --             (308)
                                                       --------        --------        --------          --------         --------
Net increase (decrease) in cash ................           (745)             19         (19,991)               --          (20,717)
Cash, beginning of period ......................            745              --          44,347                --           45,092
                                                       --------        --------        --------          --------         --------
Cash, end of period ............................       $     --        $     19        $ 24,356          $     --         $ 24,375
                                                       ========        ========        ========          ========         ========

                            CENTURY ALUMINUM COMPANY
                   Notes to Consolidated Financial Statements
                 Six Month Periods Ended June 30, 2003 and 2002
                             (Dollars in Thousands)
                                   (Unaudited)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                     For the Six Months Ended June 30, 2002

                                                        Combined       Combined                   Reclassifications
                                                        Guarantor    Non-guarantor       The             and
                                                      Subsidiaries   Subsidiaries      Company       Eliminations      Consolidated
                                                      ------------   -------------    ---------   -----------------    ------------
Net cash provided by operating activities .......       $ 10,839        $  9,366       $     --         $   --          $ 20,205
                                                        --------        --------       --------         ------          --------

Investing activities:
   Purchase of property, plant and
     equipment, net .............................         (8,336)         (2,516)            --             --           (10,852)
                                                        --------        --------       --------         ------          --------
   Net cash used in investing activities ........         (8,336)         (2,516)            --             --           (10,852)
                                                        --------        --------       --------         ------          --------

Financing activities:
   Dividends ....................................             --              --         (2,563)            --            (2,563)
   Intercompany transactions ....................         (3,463)         (6,850)        10,313             --                --
   Issuance of common or preferred stock ........             --              --              5             --                 5
                                                        --------        --------       --------         ------          --------
Net cash provided by (used in) financing
 activities .....................................         (3,463)         (6,850)         7,755             --            (2,558)
                                                        --------        --------       --------         ------          --------
Net increase (decrease) in cash .................           (960)             --          7,755             --             6,795
Cash, beginning of period .......................          1,020              --         12,368             --            13,388
                                                        --------        --------       --------         ------          --------
Cash, end of period .............................       $     60        $     --       $ 20,123         $   --          $ 20,183
                                                        ========        ========       ========         ======          ========

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

      Century's financial highlights include:

                                                                   Three months ended                        Six months ended
                                                                         June 30,                                June 30,
                                                               -----------------------------           ----------------------------
                                                                  2003                2002                2003               2002
                                                               ---------           ---------           ---------          ---------
                                                                          (dollars in thousands, except per share amounts)
Net sales
  Third-party customers .............................          $ 163,746           $ 148,377           $ 317,201          $ 302,576
  Related party  customers ..........................             32,421              31,959              57,975             56,860
                                                               ---------           ---------           ---------          ---------
Total ...............................................          $ 196,167           $ 180,336           $ 375,176          $ 359,436
                                                               =========           =========           =========          =========

Net income (loss) ...................................          $  (5,007)          $  (4,600)          $  12,588          $  (8,068)
Net income (loss) applicable
 to common shareholders .............................          $  (5,507)          $  (5,100)          $  11,588          $  (9,068)
Earnings (loss) per share - basic ...................          $   (0.26)          $   (0.25)          $    0.55          $   (0.44)
Earnings (loss) per share - diluted .................          $   (0.26)          $   (0.25)          $    0.56          $   (0.44)

      Net sales. Net sales for the three months ended June 30, 2003 increased approximately $15.8 million to $196.2 million from $180.3 million for the same period in 2002, primarily as a result of a 27.5 million pound increase in shipment volume in the current quarter. The increased shipment volume in the current quarter was a direct result of the April 1, 2003, acquisition of the 20% interest in its Hawesville Kentucky primary aluminum reduction facility (collectively, the "Acquired Assets"). Shipment volume for the three months ended June 30, 2003 totaled 290.0 million pounds vs. 262.5 million pounds for the same period in 2002. The increased shipment volume accounted for an $18.9 million increase in net sales which was partially offset by a $3.1 million reduction in realized price. Price realizations were down in the three month period ended June 30, 2003 as a result of excluding the beneficial effects of the above market, 110.0 million pound annual metal delivery, fixed price contract that remains in place for 2003 and 2004 (see the discussion of the contract termination in Note 7 to the Consolidated Financial Statements). In compliance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company marked the entire contract to market in the first quarter of 2003, resulting in a before tax gain of $15.6 million in that quarter. Net Sales for the second quarter 2003 would have been increased by $3.5 million had the Company accounted for the contract on the same basis as last year.

Net sales for the six months ended June 30, 2003 increased $15.7 million. Shipment volume increased 21.6 million pounds to 547.1 million pounds from 525.5 million pounds from the same period in 2002. The increased shipment volume, primarily a result of the acquisition of the "Acquired Assets" on April 1, 2003, accounted for an increase of $14.8 million with the remaining increase of $0.9 million due to higher realized prices in the current six month period partially offset by the mark to market impact discussed in the preceding paragraph.

      Gross profit. Gross profit for the three months ended June 30, 2003 increased $2.8 million from the same period in 2002. The additional $15.8 million in Net sales in the current quarter were offset by Cost of goods sold increases of $13.0 million, primarily a result of higher shipment volumes as disclosed in the previous paragraph. Net reductions of $1.0 million in depreciation and power contract amortization costs and higher LCM credits of $1.0 million partially offset the increase in cost of goods sold due to the volume increase. For the six months ended June 30, 2003, gross profit increased $3.2 million from the same period in 2002. The increase is primarily due to the additional shipment volume in the current quarter.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three month and six month periods ending June 30, 2003 increased $0.3 million from the same periods in 2002. Selling, general and administrative expenses as a percentage of revenue remained consistent at 2.2% for the six months ended June 30, 2003 compared to 2.2% for the six months ended June 30, 2002.

      Operating income. Operating income for the three month and six month periods ending June 30, 2003 increased $2.5 million and $2.9 million respectively from the same periods in 2002 for the reasons discussed above.

      Interest Expense - third party. Third party interest expense during the three months and six months ended June 30, 2003 increased $0.4 million from the same periods in 2002. The increase is due primarily to less capitalized interest in the current year period.

      Interest Expense - related party. Related party interest expense during the three month and six month periods ending June 30, 2003 was $1.0 million as a result of interest charges on the Glencore Note associated with the acquisition of the Acquired Assets on April 1, 2003 (see the discussion of the Glencore Note in Note 5 to the Consolidated Financial Statements).

      Net Gain on Forward Contracts. Net Gain on Forward Contracts for the three and six month periods ending June 30, 2003 were $0.2 million and $41.9 million respectively with no gain or loss reported for the same periods in 2002. On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009 (the "Original Sales Contract"). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009 (see the discussion of the contract termination in Note 7 to the Consolidated Financial Statements). Because the Company and Glencore intended to net settle a significant portion of the Original Sales Contract, it no longer qualified for the "normal" exception of SFAS No. 133, requiring the Company to mark it to current fair value in its entirety. Accordingly, in the first quarter of 2003 the Company recorded a derivative asset and a pre-tax gain of $41.7 million. No gain or loss on forward contracts was recognized in the three or six month periods ended June 30, 2002 because delivery on the contract under its original fixed price terms was considered probable and the contract qualified as a normal sales contract under SFAS 133, as amended.

      Other Expense. Other Expense for the three months ended June 30, 2003 increased $0.6 million from the same period in 2002. The increase is primarily due to write-offs of certain fixed assets in the current quarter. For the six months ended June 30, 2003, Other Expense increased $0.4 million from the same period in 2002 for the reasons discussed above, offset by a gain on disposal of assets in the first quarter of 2003.

      Tax Provision/Benefit. Income tax benefit for the three months ended June 30, 2003 increased $0.3 million from the same period in 2002. For the six months ended June 30, 2003 income tax expense increased $14.9 million from the same period in 2002. The change in income taxes was due to the $43.1 million increase in the Income (Loss) Before Income Taxes in the six months ended June 30, 2003 compared to the same period in 2002. The increase in Income (Loss) Before Income Taxes was primarily the result of the Net Gain on Forward Contracts discussed above.

      Minority Interest. Prior to the acquisition of the Acquired Assets, Minority interest reflected Glencore's interest in the net operating results of Century Aluminum of Kentucky LLC, ("LLC") which included Glencore's 20% share of the power contract amortization expense. Subsequent to the acquisition of the Acquired Assets, the Company no longer has a minority interest.

      Cumulative Effect of Change in Accounting Principle. The Company adopted Financial Accounting Standard No. 143, "Accounting for Asset Retirement Obligations" during the three months ended March 31, 2003. The cumulative effect of adopting this standard was a one-time, non-cash charge of $5.9 million, net of tax of $3.4 million.

      Net Income or Loss. Net loss for the three months ended June 30, 2003 increased $0.4 million from the same period in 2002. Net income for the six months ended June 30, 2003 increased $20.7 million from the same period in 2002. The reasons for the change in profitability are discussed above.

      Liquidity and Capital Resources

      Revolving Credit Facility

      On January 14, 2003, Moody's Investor Service ("Moody's") issued an announcement revising its long-term debt ratings for the Company. Moody's lowered the rating on the Company's senior secured revolving credit facility from Ba2 to Ba3.

      The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. The Company expects that the borrowing base, less the reserve, will permit the Company to borrow approximately $50.0 to $60.0 million under the revolving credit facility.

      Working Capital

      Working capital was $84.2 million at June 30, 2003. The Company believes that its working capital will be consistent with past experience and that cash flow from operations and borrowing availability under the revolving credit facility should be sufficient to meet working capital needs.

      Historical

      The Company's statements of cash flows for the six months ended June 30, 2003 and 2002 are summarized below:

                                                                               Six months ended
                                                                                    June 30,
                                                                            2003                2002
                                                                          --------             --------
                                                                              (dollars in thousands)
      Net cash provided by operating activities ..........                $ 49,728             $ 20,205
      Net cash used in investing activities ..............                 (70,137)             (10,852)
      Net cash used in financing activities ..............                    (308)              (2,558)
                                                                          --------             --------
      Increase (Decrease) in cash ........................                $(20,717)            $  6,795
                                                                          ========             ========

      Net cash from operating activities in the first six months of 2003 was $29.5 million higher than the same period in 2002. Cash flows from operating activities increased primarily due to the $35.5 million settlement received during the current quarter for the termination of the Original Sales Contract and entering the New Sales Contract with Glencore for the years 2005 through 2009.

      The Company's net cash used for investing activities during the six month periods ended June 30, 2003 increased $59.3 million from the same period in 2002 with $59.8 million of the increase being a direct result of the acquisition of the Acquired Assets on April 1, 2003.

      Net cash used in financing activities during the six month period ending June 30, 2003 decreased $2.3 million due to the suspension of common and preferred stock dividend payments. Century suspended its common and preferred stock dividends in the fourth quarter of 2002 because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture.

Environmental Expenditures and Other Contingencies

      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.8 million and $1.4 million at June 30, 2003 and December 31, 2002, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity.

      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 6 to the Consolidated Financial Statements contained herein.

      The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7.0 million if the price of primary aluminum on the LME exceeds specified levels during the seven years following closing of the Hawesville acquisition in 2001. Prior to April 1, 2003, Glencore was responsible for its pro rata portion of any post-closing payments made to Southwire. After April 1, 2003, with the completion of the acquisition of the 20% interest in the Hawesville facility owned by Glencore, the Company assumed Glencore's obligations for any future post-closing payments to Southwire that may be required.

New Accounting Standards

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company will apply the provisions of the Statement prospectively for any applicable contracts.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for the Company beginning July 1, 2003. The Company has reviewed its current financial instruments and does not believe that any are within the scope of this Statement. The Company will apply the provisions of the Statement prospectively for any future financial instruments that are within the scope of this Statement.

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

      In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into the Pechiney Metal Agreement, pursuant to which Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a variable price referenced to the U.S. Midwest market price.

      On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009. In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the "New Sales Contract") that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. However, the New Sales Contract provides for variable pricing for the years 2005 through 2009, equal to the monthly average price of aluminum as quoted by the LME for the month preceding delivery of the primary aluminum. For deliveries in the years 2003 and 2004, the sale price of primary aluminum delivered will remain at fixed prices.

      Prior to the January 2003 agreement to terminate and settle the years 2005 though 2009 of the Original Sales Contract, the Company had been classifying and accounting for it as a Normal Sales contract under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A contract that is so designated and that meets other conditions established by SFAS No. 133 is exempt from the requirements of SFAS No. 133, although by its term the contract would otherwise be accounted for as a derivative instrument. Accordingly, prior to January, the Original Sales Contract was recorded on an accrual basis of accounting and changes in the fair value of the Original Sales Contract were not recognized.

      According to SFAS No. 133, it must be probable that at inception and throughout its term, a contract classified as "normal" will not result in a net settlement and result in physical delivery. Because in January 2003 the Company and Glencore intended to net settle a significant portion of the Original Sales Contract, it no longer qualified for the "normal" exception of SFAS No. 133, requiring the Company to mark it to current fair value in its entirety. Accordingly, in the first quarter of 2003 the Company recorded a derivative asset and a pre-tax gain of $41.7 million. Of the total recorded gain, $26.1 million relates to the favorable terms of the Original Sales Contract for the years 2005 through 2009, and $15.6 million relates to the favorable terms of the Original Sales Contract for 2003 through 2004.

      In connection with the Hawesville acquisition, the Company entered into the Southwire Metal Agreement with Southwire to supply 240.0 million pounds of high-purity molten aluminum per year to Southwire's wire and cable manufacturing facility located adjacent to the Hawesville facility at a price determined by reference to the U.S. Midwest Market Price. Under this contract, Southwire will also purchase 60.0 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. The Company and Glencore are each responsible for providing a pro rata portion of the aluminum supplied to Southwire under the Southwire Metal Agreement. In connection with the acquisition of the 20% interest in the Hawesville facility owned by Glencore on April 1, 2003, the Company assumed Glencore's delivery obligations under the Southwire Metal agreement.

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement the Company had forward delivery contracts to sell 193.6 and 329.0 million pounds of primary aluminum at June 30, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 36.2 and 42.9 million pounds of primary aluminum at June 30, 2003 and December 31, 2002, respectively. Forward delivery contracts of 19.3 million pounds and 0.3 million pounds at June 30, 2003 and December 31, 2002, respectively, were with the Glencore Group.

      The Company is party to long-term supply agreements to purchase alumina with Glencore that extend through 2006. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula (as such term is described below). In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. This alumina supply agreement terminates in 2008. As part of its Hawesville acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract. See the discussion of the Kaiser Bankruptcy information at Note 7 to the Consolidated Financial Statements. On May 30, 2003, the Company announced that it had entered into a new alumina supply contract with Kaiser. The new contract will cover all of the alumina requirements for the Hawesville facility operations for the period January 1, 2006 through December 31, 2008. The price of alumina purchased under the foregoing contracts will be indexed to the price of primary aluminum on the LME.

      At June 30, 2003 and December 31, 2002, the Company had entered into 129.5 million pounds and 181.0 million pounds, respectively, of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company's designation of each contract at its inception. At June 30, 2003 and December 31, 2002, 103.1 million pounds and 181.0 million pounds, respectively, were designated cash flows hedges. These contracts will be settled in cash at various dates in 2003 and 2004. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2003 and December 31, 2002, the Company had financial instruments for 2.3 million and 1.5 million DTH of natural gas, respectively (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are accounted for as cash flow hedges and are scheduled for settlement at various dates in 2003 through 2005.

      On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $0.6 million after tax on accumulated other comprehensive income and $0.2 million on Net income for the period ended June 30, 2003 as a result of the forward primary aluminum financial sale contracts entered into by the Company at June 30, 2003.

      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.7 million after tax on accumulated other comprehensive income for the period ended June 30, 2003 as a result of the forward natural gas financial purchase contracts entered into by the Company at June 30, 2003.

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

Interest Rates

      The Company's primary debt obligations are the outstanding Notes, the Glencore Note, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes and the Glencore Note bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At June 30, 2003 and December 31, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

      The Company's primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

b. Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal controls over financial reporting during the three month period ended June 30, 2003.

Part II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

      (a) Material Defaults of indebtedness - None

      (b) Dividend Arrearages - As of June 30, 2003, the Company had total preferred dividend arrearages on its 8.0% cumulative convertible preferred stock of $1.5 million or $3.00 per share of preferred stock.

Item 4. Submission of Matters to a Vote of Stockholders

      The Annual Meeting of Stockholders was held June 24, 2003. The following are the results of Stockholder voting on proposals that were presented and adopted:

1. The election of the following directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2006:

                                        For                   Withheld
                                        ---                   --------
           Roman A. Bninski             20,221,333            215,340
           Stuart M. Schreiber          20,219,581            217,092
           Willy R. Strothotte          19,765,163            671,510

2. To amend the Restated Certificate of Incorporation of the Company to increase the maximum number of directors authorized to serve on the Board of Directors from nine (9) to eleven (11).

           For                                   20,181,061
           Against                                   68,895
           Withheld                                 186,716
           Broker Non-Vote                                0

3. To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending December 31, 2003.

           For                                   20,100,909
           Against                                  333,501
           Withheld                                   2,263
           Broker Non-Vote                                0

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits -

      Exhibit No.                          Exhibit Description
      -----------                          -------------------

      3.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated June 24, 2003.

      3.2               Restated Bylaws of the Company (as amended through June
                        24, 2003.)

      4.1 Amendment to Indenture, dated as of May 5, 2003, by and among the Company, the Guarantors party thereto and Wilmington Trust Company

      10.1* Alumina Purchase Agreement, dated as of December 18, 1997, by and between Kaiser Aluminum and Chemical Corporation ("Kaiser") and Southwire Company ("Southwire")

      10.2 Consent to Assignment and Guarantee, dated as of April 2, 2001, by and among Kaiser, the Company and Century Aluminum of Kentucky LLC ("CAK")

      10.3* Alumina Purchase Agreement, dated as of May 26, 2003, by and between Kaiser and CAK.

      31.1 Certification of Disclosure in Century Aluminum Company's Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

      31.2 Certification of Disclosure in Century Aluminum Company's Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

      *Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

      (b) Reports on Form 8-K - During the quarter ended June 30, 2003, the Company filed the following three reports on Form 8-K with the Securities and Exchange Commission:

            1. Form 8-K dated April 1, 2003, reporting the Company's acquisition of the remaining 20 percent interest in the Hawesville, KY aluminum reduction plant owned by Glencore.

            2. Form 8-K dated April 29, 2003, attaching the Company's earnings report for the quarter ended March 31, 2003.

            3. Form 8-K dated May 30, 2003, reporting that the Company entered into a new alumina supply contract with Kaiser covering the Hawesville facility's requirements for the period from January 1, 2006 through December 31, 2008.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Century Aluminum Company


      Date: August 11, 2003   By:           /s/ Gerald A. Meyers
            ---------------      -----------------------------------------------
                                                Gerald A. Meyers
                                      Chief Executive Officer and President


      Date: August 11, 2003   By:            /s/ David W. Beckley
            ---------------      -----------------------------------------------
                                                 David W. Beckley
                                Executive Vice-President/Chief Financial Officer

      EXHIBIT INDEX

      Exhibit No.                           Exhibit Description
      -----------                           -------------------

      3.1 Certificate of Amendment of the Restated Certificate of Incorporation of the Company, dated June 24, 2003.

      3.2               Restated Bylaws of the Company (as amended through June
                        24, 2003.)

      4.1 Amendment to Indenture, dated as of May 5, 2003, by and among the Company, the Guarantors party thereto and Wilmington Trust Company

      10.1* Alumina Purchase Agreement, dated as of December 18, 1997, by and between Kaiser Aluminum and Chemical Corporation ("Kaiser") and Southwire Company ("Southwire")

      10.2 Consent to Assignment and Guarantee, dated as of April 2, 2001, by and among Kaiser, the Company and Century Aluminum of Kentucky LLC ("CAK")

      10.3* Alumina Purchase Agreement, dated as of May 26, 2003, by and between Kaiser and CAK.

      31.1 Certification of Disclosure in Century Aluminum Company's Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

      31.2 Certification of Disclosure in Century Aluminum Company's Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

      *Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.