Form 10-Q
period 2003-09-30
CENTURY ALUMINUM CO
filed 2003-11-13
CIK 949157

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2003.

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                         Commission file number 0-27918


                            CENTURY ALUMINUM COMPANY

             (Exact name of Registrant as specified in its Charter)



                DELAWARE                                   13-3070826
        (State of Incorporation)               (IRS Employer Identification No.)



            2511 GARDEN ROAD                                 93940
         BUILDING A, SUITE 200                             (Zip Code)
          MONTEREY, CALIFORNIA
(Address of principal executive offices)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (831) 642-9300

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               ---   ---

      The registrant had 21,070,543 shares of common stock outstanding at October 31, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS.



                            CENTURY ALUMINUM COMPANY
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                                       2003            2002
                                     ASSETS

Current Assets:
      Cash and cash equivalents ...............................................................     $  50,603      $  45,092
      Accounts receivable - net ...............................................................        53,410         46,240
      Due from affiliates .....................................................................        12,681         22,732
      Inventories .............................................................................        76,181         77,135
      Prepaid and other current assets ........................................................        11,501          4,777
                                                                                                    ---------      ---------
            Total current assets ..............................................................       204,376        195,976

Property, Plant and Equipment - net ...........................................................       498,504        417,621
Intangible Asset - net ........................................................................       103,720        119,744
Due from Affiliates - Less current portion ....................................................            24            974
Other Assets ..................................................................................        29,110         30,852
                                                                                                    ---------      ---------
            Total .............................................................................     $ 835,734      $ 765,167
                                                                                                    =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Accounts payable, trade .................................................................     $  37,858      $  37,757
      Due to affiliates .......................................................................        18,910         15,811
      Industrial revenue bonds ................................................................         7,815          7,815
      Accrued and other current liabilities ...................................................        38,207         24,114
      Accrued employee benefits costs - current portion .......................................         9,909         10,890
      Deferred Taxes - current portion ........................................................         1,632          4,971
                                                                                                    ---------      ---------
            Total current liabilities .........................................................       114,331        101,358
                                                                                                    ---------      ---------
Senior Secured Notes Payable -  net ...........................................................       322,191        321,852
Notes Payable - Affiliates ....................................................................        40,000             --
Accrued Pension Benefits Costs - Less current portion .........................................        13,451         10,751
Accrued Postretirement Benefits Costs - Less current portion ..................................        76,530         70,656
Other Liabilities .............................................................................        35,160          8,376
Deferred Taxes -  Less current portion ........................................................        43,035         41,376
                                                                                                    ---------      ---------
            Total noncurrent liabilities ......................................................       530,367        453,011
                                                                                                    ---------      ---------
Minority Interest .............................................................................            --         18,666
Contingencies and Commitments (See Note 6)
Shareholders' Equity:
      Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding) ...............        25,000         25,000
      Common stock (one cent par value, 50,000,000 shares authorized; 21,070,543 and 21,054,302
         shares outstanding at September 30, 2003 and December 31, 2002, respectively) ........           211            211
      Additional paid-in capital ..............................................................       172,405        172,133
      Accumulated Other Comprehensive Income (Loss) ...........................................        (7,405)         1,173
      Retained Earnings (Deficit) .............................................................           825         (6,385)
                                                                                                    ---------      ---------
            Total shareholders' equity ........................................................       191,036        192,132
                                                                                                    ---------      ---------
            Total .............................................................................     $ 835,734      $ 765,167
                                                                                                    =========      =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)
                                   (Unaudited)

                                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,                SEPTEMBER 30,
                                                                             ------------------------      ------------------------
                                                                                2003           2002           2003           2002
                                                                                ----           ----           ----           ----
NET SALES:
 Third-party customers .................................................     $ 170,086      $ 149,412      $ 487,287      $ 451,989
 Related parties .......................................................        31,402         27,580         89,377         84,440
                                                                             ---------      ---------      ---------      ---------
                                                                               201,488        176,992        576,664        536,429
Cost of Goods Sold .....................................................       191,448        176,745        551,142        523,916
                                                                             ---------      ---------      ---------      ---------
Gross Profit ...........................................................        10,040            247         25,522         12,513

Selling, General and Administrative Expenses ...........................         3,929          4,282         12,150         12,221
                                                                             ---------      ---------      ---------      ---------
Operating Income (Loss) ................................................         6,111         (4,035)        13,372            292

Interest Expense - Third Party .........................................       (10,341)       (10,360)       (30,894)       (30,515)
Interest Expense - Related Party .......................................        (1,000)            --         (2,000)            --
Interest Income ........................................................            83            111            278            240
Net Gain (Loss) on Forward Contracts ...................................        (3,481)            --         38,423             --
Other Expense ..........................................................           (10)        (1,872)          (510)        (1,975)
                                                                             ---------      ---------      ---------      ---------
Income (Loss) before Income Taxes and Minority Interest ................        (8,638)       (16,156)        18,669        (31,958)
Income Tax (Expense) Benefit ...........................................         3,271          7,079         (6,556)        12,187
                                                                             ---------      ---------      ---------      ---------
Income (Loss) Before Minority Interest and Cumulative Effect of
    Change in Accounting Principle .....................................        (5,367)        (9,077)        12,113        (19,771)
Minority Interest ......................................................            --          1,313            986          3,939
                                                                             ---------      ---------      ---------      ---------
Income (Loss) before Cumulative Effect of Change in Accounting Principle        (5,367)        (7,764)        13,099        (15,832)
Cumulative Effect of Change in Accounting Principle, net of tax
   benefit of $3,430 ...................................................            --             --         (5,878)            --
                                                                             ---------      ---------      ---------      ---------
Net Income (Loss) ......................................................        (5,367)        (7,764)         7,221        (15,832)
Preferred Dividend requirements ........................................          (500)          (500)        (1,500)        (1,500)
                                                                             ---------      ---------      ---------      ---------
Net Income (Loss) Applicable to Common Shareholders ....................     $  (5,867)     $  (8,264)     $   5,721      $ (17,332)
                                                                             =========      =========      =========      =========
EARNINGS (LOSS) PER COMMON SHARE:
    Basic:
       Income (Loss) before cumulative effect of change in
          accounting principle .........................................     $   (0.28)     $   (0.40)     $    0.55      $   (0.84)
       Cumulative effect of change in accounting principle .............     $      --      $      --      $   (0.28)     $      --
                                                                             ---------      ---------      ---------      ---------
       Net Income (Loss) ...............................................     $   (0.28)     $   (0.40)     $    0.27      $   (0.84)
                                                                             =========      =========      =========      =========
    Diluted:
       Income (Loss) before cumulative effect of change in
          accounting principle .........................................     $   (0.28)     $   (0.40)     $    0.55      $   (0.84)
       Cumulative effect of change in accounting principle .............     $      --      $      --      $   (0.28)     $      --
                                                                             ---------      ---------      ---------      ---------
       Net Income (Loss) ...............................................     $   (0.28)     $   (0.40)     $    0.27      $   (0.84)
                                                                             =========      =========      =========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
    Basic ..............................................................        21,070         20,554         21,070         20,554
                                                                             =========      =========      =========      =========
    Diluted ............................................................        21,070         20,554         21,074         20,554
                                                                             =========      =========      =========      =========
DIVIDENDS PER COMMON SHARE .............................................     $      --      $    0.05      $      --      $    0.15
                                                                             =========      =========      =========      =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                          ----------------------
                                                                            2003          2002
                                                                            ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss) ................................................     $  7,221      $(15,832)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Unrealized net gain on forward contracts ...................       (6,974)           --
         Depreciation and amortization ..............................       38,403        42,308
         Deferred income taxes ......................................        3,125         6,684
         Pension and other postretirement benefits ..................        7,592         6,173
         Inventory market adjustment ................................       (1,617)        2,654
         Loss on disposal of assets .................................          841           682
         Minority interest ..........................................         (986)       (3,939)
         Cumulative effect of change in accounting principle ........        9,308            --
         Changes in operating assets and liabilities:
               Accounts receivable - net ............................       (7,170)         (853)
               Due from affiliates ..................................         (866)        4,002
               Inventories ..........................................        4,512          (984)
               Prepaids and other current assets ....................       (1,046)       (1,317)
               Accounts payable, trade ..............................          101        (8,229)
               Due to affiliates ....................................        3,897        12,743
               Accrued and other current liabilities ................       11,392         9,001
               Other - net ..........................................       10,309           743
                                                                          --------      --------
         Net cash provided by operating activities ..................       78,042        53,836
                                                                          --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property, plant and equipment ........................      (12,389)      (12,570)
   Acquisitions .....................................................      (59,837)           --
                                                                          --------      --------
         Net cash used in investing activities ......................      (72,226)      (12,570)
                                                                          --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Financing fees ...................................................         (297)           --
   Dividends ........................................................          (11)       (4,591)
   Issuance of common stock .........................................            3             5
                                                                          --------      --------
         Net cash used in financing activities ......................         (305)       (4,586)
                                                                          --------      --------
NET INCREASE IN CASH ................................................        5,511        36,680

CASH, BEGINNING OF PERIOD ...........................................       45,092        13,388
                                                                          --------      --------
CASH, END OF PERIOD .................................................     $ 50,603      $ 50,068
                                                                          ========      ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

1. GENERAL

      The accompanying unaudited interim consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2002. In management's opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. Certain reclassifications of 2002 information were made to conform to the 2003 presentation.

2. ACQUISITIONS

      On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville, Kentucky primary aluminum reduction facility which was indirectly owned by Glencore International AG, the Company's largest shareholder (together with its subsidiaries, "Glencore") together with Glencore's pro rata interest in certain related assets (collectively the "Acquired Assets"). The operating results of the 20% interest acquired have been included in the Company's consolidated financial statements from the date of acquisition. Century paid a purchase price of approximately $100.0 million for the Acquired Assets, which it financed with approximately $60.0 million of available cash and a six-year 10% $40.0 million promissory note payable to Glencore (the "Glencore Note"). See Note 5 for a discussion of the Glencore Note. In connection with the acquisition, the Company entered into a ten-year contract with Glencore from 2004 through 2013 under which Glencore will purchase approximately 45.0 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current market prices, adjusted by a cap and a floor as applied to the current U.S. Midwest premium.

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

      In connection with the Company's subsequent purchase of the Acquired Assets from Glencore, the Company assumed all of Glencore's obligations related to the Assumed Liabilities. In addition, the Company issued a promissory note to Glencore to secure any payments Glencore could be required to make as issuer of a letter of credit in April 2001 in support of the IRBs.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. INVENTORIES

      Inventories consist of the following:


                                   SEPTEMBER 30,   DECEMBER 31,
                                       2003           2002
                                       ----           ----
Raw materials ..............         $32,825         $32,064
Work-in-process ............          13,165          13,310
Finished goods .............           8,024           9,853
Operating and other supplies          22,167          21,908
                                     -------         -------
                                     $76,181         $77,135
                                     =======         =======

      At September 30, 2003 and December 31, 2002, approximately 76% and 78% of inventories were valued at the lower of last-in, first-out ("LIFO") cost or market, respectively. The excess of LIFO cost (or market, if lower) over first in, first out ("FIFO") cost was approximately $318 and $1,105 at September 30, 2003 and December 31, 2002, respectively.

4. INTANGIBLE ASSET

      The intangible asset consists of the power contract acquired in connection with the Company's acquisition of its aluminum reduction facility located in Hawesville, Kentucky in April 2001. The contract value is being amortized over its term of ten years through 2010, using a method that results in annual amortization equal to the percentage of a given year's expected gross annual benefit to the total as applied to the total recorded value of the power contract. As part of the acquisition of Glencore's interest in the Hawesville facility on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of September 30, 2003, the gross carrying amount of the intangible asset was $153,592 with accumulated amortization of $49,872. For the three month periods ended September 30, 2003 and September 30, 2002, amortization expense for the intangible asset totaled $4,584 and $6,565, respectively. For the nine month periods ended September 30, 2003 and September 30, 2002, amortization expense for the intangible asset totaled $14,095 and $19,694, respectively. For the year ending December 31, 2003, the estimated aggregate amortization expense for the intangible asset will be approximately $18,680. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


   CENTURY ALUMINUM INTANGIBLE ASSET AMORTIZATION

                                                                                 For the year ending December 31,
                                                                   2004          2005          2006          2007          2008
                                                                   ----          ----          ----          ----          ----
Estimated Amortization Expense                                  $  12,326     $  14,162     $  12,695     $  13,617     $14,669


      In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company evaluates the intangible asset for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable.

5. DEBT

      The Company has $325.0 million of 11-3/4% senior secured first mortgage notes due 2008 (the "Notes"). The Company had unamortized bond discounts on the Notes of $2,809 and $3,148 at September 30, 2003 and December 31, 2002, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company's ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock. The Company suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture.

      Effective April 1, 2001, the Company entered into a $100.0 million senior secured revolving credit facility (the "Revolving Credit Facility") with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2003.

      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed IRBs in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market. The IRBs are secured by a Glencore guaranteed letter of credit and the Company will provide for the servicing costs for the letter of credit. Century has indemnified Glencore for all costs arising from the letter of credit. The interest rate on the IRBs at September 30, 2003 was 1.37%, with interest paid quarterly. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

      On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville facility owned by Glencore which it financed in part with a six-year 10% $40.0 million promissory note payable to Glencore. Amounts outstanding under the Glencore Note, together with Century's reimbursement obligations related to the letter of credit provided by Glencore securing the IRBs, are secured by a first priority security interest in the Acquired Assets. Century's maximum potential

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. Until the Glencore Note matures on April 1, 2009, the Company will make principal and interest payments semi-annually. Principal payments will range from $0 to $3,000 based on the average closing prices for aluminum quoted on the London Metals Exchange ("LME") for the six month period ending prior to each payment date. The Company's obligations under the Glencore Note are guaranteed by each of its material consolidated subsidiaries, except for Century of Kentucky LLC (see Note 15 for a discussion of note guarantees).

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


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

      Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the "Order") pursuant to which other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. The owner of the petroleum refinery will pay the parties participating in the recovery effort the fair market value of the petroleum hydrocarbon recovered. Lockheed Martin Corporation ("Lockheed"), which sold the facility to one of the Company's affiliates, Virgin Islands Alumina Corporation ("Vialco"), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed - Vialco Asset Purchase Agreement. Management does not believe Vialco's liability under the Order or its indemnity to Lockheed will have a material adverse effect on the Company's financial condition, results of operations, or liquidity. The Company expects the future potential payments under this indemnification will be an immaterial amount. However, under the indemnification, there is no limit to the potential future payments.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


      It is the Company's policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,778 and $1,370 at September 30, 2003 and December 31, 2002, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

   LEGAL CONTINGENCIES

      Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements it has reached on those asbestos claims. Since the Kaiser Bankruptcy, the Company has been named in an additional 82 civil actions based on similar allegations with unspecified monetary claims against Century. The Company does not know if any of the 82 claimants were in the Ravenswood facility during the Company's ownership, but management believes that the costs of investigation or settlements, if any, will be immaterial.

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

   POWER COMMITMENTS

      The Company purchases all of the electricity requirements for the Ravenswood Facility from Ohio Power Company, a unit of American Electric Power Company, pursuant to a fixed price power supply agreement that expired on July 31, 2003. On May 3, 2002, the Company signed a new contract to purchase electric power for its Ravenswood facility from Ohio Power. The new agreement was effective August 1, 2003 and will provide power for the Ravenswood facility at competitive rates

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


under a GS-4 schedule approved by the Public Utilities Commission of Ohio. The GS-4 schedule is due to expire on December 31, 2005.

      The Hawesville facility currently purchases all of its power from Kenergy Corporation ("Kenergy"), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility under fixed price contracts, mostly with a subsidiary of LG&E Energy Corporation ("LG&E"), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 15% of the Hawesville facility's power requirements are unpriced in calendar year 2005. The unpriced portion of the contract increases to approximately 26% in 2006.

      The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority ("Santee Cooper") at rates fixed by published schedules. One of those schedules is a fuel adjustment clause which permits the Authority to pass through charges or credits to the extent its actual costs vary from those costs calculated by a formula set forth in that schedule. The Mt. Holly power contract expires December 31, 2005. In September 2003, Mt. Holly signed an agreement with Santee Cooper to supply electric power to the Mt. Holly facility from 2006 through 2015. Rates for the period 2006 through 2010 will be as set forth in presently approved schedules. Rates for the period 2011 through 2015 will be as provided under then applicable published schedules.

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

      Although the Company maintains property damage insurance to provide for the repair or replacement of damaged equipment or property, as well as business interruption insurance to mitigate losses resulting from any equipment failure or production shutdown caused by a catastrophic event, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, coverage may not be sufficient to cover all losses which result from a catastrophic event. Furthermore, while Century maintains insurance to cover losses resulting from damage to power suppliers' facilities or transmission lines that interrupt the power supply to the Company's facilities, this insurance contains large deductibles and self-insured amounts, and it does not cover losses resulting from a power loss due solely to lack of sufficient electrical power caused by unusually high usage within the applicable service territory.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


   LABOR COMMITMENTS

      Century of West Virginia's hourly employees, which comprise approximately 39% of the Company's workforce, are represented by the United Steelworkers of America ("USWA") and are currently working under a labor agreement that expires May 31, 2006. The Hawesville LLC's hourly employees, which comprise approximately 41% of the Company's workforce, are represented by the USWA and are currently working under a five-year labor agreement that expires March 31, 2006.

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

      In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Pechiney Metal Agreement") with Pechiney that expires December 31, 2005. This contract will be automatically extended through July 31, 2007 provided that the Company's power contract is extended through that date. Pursuant to the Pechiney Metal Agreement, Pechiney purchases, on a monthly basis, at least 23.0 million pounds and no more than 27.0 million pounds of molten aluminum at a variable price determined by reference to the U.S. Midwest market price. Pechiney has the right, upon 12 months notice, to reduce its purchase obligations under the contract by 50%.

      On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009 (the "Original Sales Contract"). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the "New Sales Contract") that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. However, the New Sales Contract provides for variable pricing for the years 2005 through 2009, equal to the quarterly average price of aluminum as quoted by the LME for the quarter preceding delivery of the primary aluminum. For deliveries in the years 2003 and 2004, the sale price of primary aluminum delivered will remain at fixed prices.

      Prior to the January 2003 agreement to terminate and settle the years 2005 though 2009 of the Original Sales Contract, the Company had been classifying and accounting for it as a Normal Sales contract under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." A contract that is so designated and that meets other conditions established by SFAS No. 133 is exempt from the requirements of SFAS No. 133, although by its term the contract would otherwise be

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


accounted for as a derivative instrument. Accordingly, prior to January 2003, the Original Sales Contract was recorded on an accrual basis of accounting and changes in the fair value of the Original Sales Contract were not recognized.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

under the Southwire Metal Agreement. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on December 31, 2010, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

      In connection with the 2003 acquisition of the 20% interest in the Hawesville facility, the Company entered into a ten-year contract with Glencore (the "Glencore Metal Agreement") from 2004 through 2013 under which Glencore will purchase approximately 45.0 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current market prices, adjusted by a cap and a floor as applied to the current U.S. Midwest premium.

      Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 223.5 million pounds and 329.0 million pounds of primary aluminum at September 30, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 39.8 million pounds and 42.9 million pounds of primary aluminum at September 30, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, 11.3 million pounds and 0.3 million pounds at September 30, 2003 and December 31, 2002, respectively, were with the Glencore Group.

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

      As part of its acquisition of the Hawesville facility in 2001, the Company assumed an alumina supply agreement with Kaiser. The agreement, which is for all of Hawesville's requirements, is market-based and expires in 2005. Kaiser is a debtor in a pending Chapter 11 bankruptcy case and, on August 27, 2002, the Bankruptcy Court made its Order authorizing Kaiser to assume certain contracts, including the Company's alumina supply agreement. As a result of its assumption of the agreement, all continuing obligations of Kaiser under the agreement are to be performed in the ordinary course of its business, and any claims the Company may have under the agreement will be afforded priority as an administrative expense. On May 30, 2003, the Company entered into a second alumina supply agreement with Kaiser. This second agreement is also for all of Hawesville's requirements; it is market-based and covers the period 2006 through 2008. Because this agreement was entered into after Kaiser's bankruptcy filing, this agreement will be accorded the same legal status as the agreement which Kaiser assumed pursuant to the Order of the Bankruptcy Court.

      Kaiser currently is soliciting proposals to purchase the facility which presently supplies the Company's alumina under the foregoing agreements. The Company expects that Kaiser or a successor will continue to supply alumina to the Company pursuant to the terms of the Company's agreements, but if Kaiser or a successor fails to do so, the Company's cost of alumina could increase substantially and there would be no assurance that the Company would be able to recoup its added costs as an administrative expense in the Kaiser Chapter 11 bankruptcy case.

      To mitigate the volatility in its market priced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company's designation of each contract at its inception. At September 30, 2003 and December 31, 2002, the Company had financial instruments,

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


primarily with the Glencore Group, for 125.0 million pounds and 181.0 million pounds, respectively, of which 80.9 million pounds and 181.0 million pounds, respectively, were designated cash flow hedges. These financial instruments are scheduled for settlement at various dates in 2003 through 2004. The Company had no fixed price financial purchase contracts to purchase aluminum at September 30, 2003. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At September 30, 2003 and December 31, 2002, the Company had financial instruments for 2.7 million and 1.5 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2003 through 2005. Based on the fair value of the Company's financial instruments as of September 30, 2003 accumulated other comprehensive income of $2,197 is expected to be reclassified to earnings over the next twelve month period.

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


8. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                      -------------------
                                                                                       2003        2002
                                                                                       ----        ----
Cash paid for:
      Interest ..................................................................     $19,169     $18,534
Cash received for:
      Interest ..................................................................         278         240
      Income tax refunds ........................................................          --      17,574
Seller financing related to the acquisition of the 20% interest in the Hawesville
facility ........................................................................      40,000          --

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


      With the adoption of SFAS 143 in the first quarter 2003, Century recorded an ARO asset of $8,718, net of accumulated amortization of $8,989 and a Deferred Tax Asset of $3,430. The net amount initially recognized as a result of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle. For the nine months ended September 30, 2003, $1,795 of the additional ARO liability incurred is related to the acquisition of the 20% interest in the Hawesville facility.

      The reconciliation of the changes in the asset retirement obligations is presented below:

                                       FOR THE NINE         FOR THE
                                        MONTHS ENDED       YEAR ENDED
                                         SEPTEMBER 30,     DECEMBER 31,
                                            2003         2002 (PRO FORMA)
                                       --------------    ----------------
BEGINNING BALANCE, ARO LIABILITY          $ 17,902          $ 17,416
ADDITIONAL ARO LIABILITY INCURRED            4,239             2,694
ARO LIABILITIES SETTLED .........           (3,329)           (3,645)
ACCRETION EXPENSE ...............            1,187             1,437
                                          --------          --------
ENDING BALANCE, ARO LIABILITY ...         $ 19,999          $ 17,902
                                          ========          ========


10. NEW ACCOUNTING STANDARDS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 had no impact on the Company's Consolidated Financial Statements. The Company will apply the provisions of the Statement prospectively for any applicable contracts.

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

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


11. COMPREHENSIVE INCOME AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                                                                   NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                --------------------------
                                                                                                  2003              2002
                                                                                                  ----              ----
Net Income (Loss) .....................................................................         $  7,221          $(15,832)
Other Comprehensive Income (Loss):
   Net unrealized gain (loss) on financial instruments, net of tax of $51 and ($3,581),
     respectively .....................................................................             (140)            6,304
   Net amount reclassified as income, net of tax of  $3,632 and $1,105,
     respectively .....................................................................           (6,443)           (1,826)
   Minimum Pension Liability Adjustment, net of tax of
     $1,122 ...........................................................................           (1,995)               --
                                                                                                --------          --------
Comprehensive Loss ....................................................................         $ (1,357)         $(11,354)
                                                                                                ========          ========



Composition of Accumulated Other Comprehensive Income (Loss):

                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                        2003             2002
                                                                        ----             ----
Net Unrealized gain on financial instruments, net of tax of
   ($1,147) and ($4,829) .....................................         $ 2,028          $ 8,611
Minimum Pension Liability adjustment, net of tax of $5,306 and
   $4,183 ....................................................          (9,433)          (7,438)
                                                                       -------          -------
Total Accumulated Other Comprehensive Income (Loss)                    $(7,405)         $ 1,173
                                                                       =======          =======



12.  STOCK-BASED COMPENSATION

      The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, "Accounting for Stock-Based Compensation". As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25 "Accounting for Stock Issued to Employees." No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of the Company's stock on the date of grant. Had compensation cost for the Stock Incentive Plan been determined using the fair value method provided under SFAS No. 123, the Company's Net Income (Loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                             FOR THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                            SEPTEMBER 30,
                                                         ------------------------------            -------------------------------
                                                            2003                2002                  2003                2002
                                                         ----------          ----------            ----------          ----------
Net Income (Loss) applicable
  to common shareholders - As Reported                       (5,867)             (8,264)           $    5,721          $  (17,332)
Add: Stock-based employee
  compensation expense
  included in reported Net
  Income, net of related tax
  effects                                                       119                  43                   317                 129
Deduct: Total stock-based
  employee compensation
  expense determined under
  fair value based method
  for all awards, net of
  related tax effects                                          (276)               (100)                 (823)               (301)
                                                         ----------          ----------            ----------          ----------
Pro forma Net Income (loss)                                  (6,024)             (8,321)           $    5,215          $  (17,504)
                                                         ==========          ==========            ==========          ==========

Basic earnings (loss) per share   - As reported          $    (0.28)         $    (0.40)           $     0.27          $    (0.84)
                                  - Pro forma            $    (0.29)         $    (0.40)           $     0.25          $    (0.85)
Diluted earnings (loss) per share - As reported          $    (0.28)         $    (0.40)           $     0.27          $    (0.84)
                                  - Pro forma            $    (0.29)         $    (0.40)           $     0.25          $    (0.85)



13. EARNINGS (LOSS) PER SHARE

      The following table provides a reconciliation of the computation of the basic and diluted earnings (loss) per share for income from continuing operations:

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                   2003                                        2002
                                                 ---------------------------------------      --------------------------------------

                                                  Income          Shares       Per-Share       Income          Shares      Per-Share
Loss before cumulative effect of
   change in accounting principle                $ (5,367)                                    $ (7,764)
Less: Preferred stock dividends                      (500)                                        (500)
                                                 --------                                     --------
BASIC EPS:
     Loss applicable to common shareholders        (5,867)         21,070        $(0.28)        (8,264)         20,554       $(0.40)
EFFECT OF DILUTIVE SECURITIES:
Plus: Incremental Shares from
   assumed conversion                                  --              --                           --              --
                                                 --------         --------                     -------         -------
DILUTED EPS:
     Loss applicable to common
       shareholders with assumed
       conversions                               $ (5,867)         21,070        $(0.28)      $ (8,264)         20,554       $(0.40)
                                                 ========          ======        ======       ========          ======       ======

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                               2003                                        2002
                                             ---------------------------------------     --------------------------------------
                                              Income          Shares       Per-Share      Income          Shares      Per-Share
Income (loss) before cumulative effect

  of change in accounting principle          $ 13,099                                    $(15,832)

Less: Preferred stock dividends                (1,500)                                     (1,500)
                                             --------                                    --------

BASIC EPS:

     Income (loss) applicable to
        common shareholders                    11,599          21,070        $0.55        (17,332)         20,554       $(0.84)

EFFECT OF DILUTIVE SECURITIES:

Plus: Incremental Shares from
   assumed conversion Options                      --               4                          --              --
                                             --------         -------                    --------         -------
DILUTED EPS:

     Income (loss) applicable to
      common shareholders
      with assumed conversions               $ 11,599          21,074        $0.55       $(17,332)         20,554       $(0.84)
                                             ========         =======      =======       ========         =======       ======



Options to purchase 711,867 and 642,450 shares of common stock were outstanding during the periods ended September 30, 2003 and September 30, 2002, respectively. For the nine month period ended September 30, 2003, 4,302 incremental shares were included in the computation of diluted earnings per share based upon the average market price of the common shares during the period. For the three month period ended September 30, 2003, these shares and convertible preferred stock shares were not included in the computation of diluted earnings per share because the assumed conversion would have had an antidilutive effect on earnings per share. In 2002, these shares and convertible preferred stock shares were not included in the computation of diluted earnings per share because the assumed conversion would have had an antidilutive effect on earnings per share.

14. PREFERRED AND COMMON STOCK DIVIDENDS

      In the fourth quarter of 2002, the Company suspended its common and preferred stock dividends. The action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture and due to current economic conditions. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of September 30, 2003, the Company had total cumulative preferred dividend arrearages of $2,000 or $4.00 per preferred stock share.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


15. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

      The Company's 11-3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company's material consolidated subsidiaries, other than Century Aluminum of Kentucky LLC ("LLC") (the "Guarantor Subsidiaries"). As of September 30, 2003, the Company holds a 100% equity interest in LLC and as such consolidates 100% of the assets, liabilities and operations of LLC into its financial statements. Based on the joint ownership of LLC prior to April 1, 2003, LLC (the "Non-Guarantor Subsidiary") did not guarantee the Notes, and the Company has not caused its equity interests in LLC to be pledged as collateral for the Notes. The Company's interest in the Mt. Holly facility's property, plant and equipment has not been pledged as collateral. Other subsidiaries of the Company which are immaterial did not guarantee the Notes (collectively, the "Non-Guarantor Subsidiaries"). For the nine months ended September 30, 2003 and 2002, the Company allocated total corporate expenses of $2.9 and $8.2 million to its subsidiaries, respectively. For the three months ended September 30, 2003 and 2002, the Company allocated total corporate expenses of $0.3 and $4.4 million to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

      Because LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company's acquisition of the Hawesville facility. The Notes contain customary covenants limiting the ability of both the Company and the Guarantor Subsidiaries to pay dividends, incur additional debt, make investments, sell assets or stock of certain subsidiaries and purchase or redeem capital stock (see Note 5 to the Consolidated Financial Statements for information about the terms of the Notes).

      The following summarized condensed consolidating balance sheets as of September 30, 2003, and December 31, 2002, condensed consolidating statements of operations for the nine and three month periods ended September 30, 2003 and 2002, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2003 and 2002 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiary operated as independent entities.

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                            AS OF SEPTEMBER 30, 2003


                                                         COMBINED       COMBINED
                                                         GUARANTOR     NON-GUARANTOR      THE      RECLASSIFICATIONS
                                                        SUBSIDIARIES   SUBSIDIARIES     COMPANY     AND ELIMINATIONS    CONSOLIDATED
                                                        ------------   ------------     -------     ----------------    ------------
Assets:
Cash and cash equivalents                                $     186       $     206     $  50,211       $      --        $  50,603
Accounts receivables, net                                   53,177             233            --              --           53,410
Due from affiliates                                        126,591          18,501       451,614        (584,025)          12,681
Inventories                                                 53,901          22,280            --              --           76,181
Prepaid and other current assets                             6,120             270         5,111              --           11,501
                                                         ---------       ---------     ---------       ---------        ---------
     Total current assets                                  239,975          41,490       506,936        (584,025)         204,376
Investment in subsidiaries                                  83,304              --       182,877        (266,181)              --
Property, plant and equipment, net                         493,423           4,868           213              --          498,504
Intangible asset - net                                          --         103,720            --              --          103,720
Due from affiliates - less current portion                      24              --            --              --               24
Other assets                                                11,399              --        17,711              --           29,110
                                                         ---------       ---------     ---------       ---------        ---------
     Total assets                                        $ 828,125       $ 150,078     $ 707,737       $(850,206)       $ 835,734
                                                         =========       =========     =========       =========        =========

Liabilities and shareholders' equity:
Accounts payable, trade                                  $  16,946       $  20,912     $      --       $      --        $  37,858
Due to affiliates                                           29,752           5,265       118,074        (134,181)          18,910
Industrial revenue bonds                                     7,815              --            --              --            7,815
Accrued and other current liabilities                        8,384           7,331        22,492              --           38,207
Accrued employee benefits costs - current portion            7,719             905         1,285              --            9,909
Deferred taxes  - current portion                            1,632              --            --              --            1,632
                                                         ---------       ---------     ---------       ---------        ---------
     Total current liabilities                              72,248          34,413       141,851        (134,181)         114,331
                                                         ---------       ---------     ---------       ---------        ---------
Senior Secured Notes Payable - net                              --              --       322,191              --          322,191
Notes Payable - Affiliates                                      --              --        40,000              --           40,000
Accrued Pension benefits Costs - less current portion        4,879              --         8,572              --           13,451
Accrued Postretirement Benefits Costs - less current
 portion                                                    51,865          24,037           608              --           76,530
Other liabilities/Intercompany loan                        476,630           8,304            --        (449,774)          35,160
Deferred taxes - less current portion                       39,626              --         3,479             (70)          43,035
                                                         ---------       ---------     ---------       ---------        ---------
     Total non-current liabilities                         573,000          32,361       374,850        (449,844)         530,367
                                                         ---------       ---------     ---------       ---------        ---------
Shareholders' Equity:

Convertible preferred stock                                     --              --        25,000              --           25,000
Common stock                                                    59              --           211             (59)             211
Additional paid-in capital                                 236,906         133,175       172,405        (370,081)         172,405
Accumulated other comprehensive income (loss)               (7,405)             --        (7,405)          7,405           (7,405)
Retained earnings (deficit)                                (46,683)        (49,871)          825          96,554              825
                                                         ---------       ---------     ---------       ---------        ---------
     Total shareholders' equity                            182,877          83,304       191,036        (266,181)         191,036
                                                         ---------       ---------     ---------       ---------        ---------
     Total liabilities and
     equity                                              $ 828,125       $ 150,078     $ 707,737       $(850,206)       $ 835,734
                                                         =========       =========     =========       =========        =========

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                      CONDENSED CONSOLIDATING BALANCE SHEET
                             AS OF DECEMBER 31, 2002


                                                         COMBINED       COMBINED
                                                         GUARANTOR    NON-GUARANTOR       THE       RECLASSIFICATIONS
                                                       SUBSIDIARIES   SUBSIDIARIES      COMPANY      AND ELIMINATIONS   CONSOLIDATED
                                                       ------------   ------------      -------      ----------------   ------------
Assets:
Cash and cash equivalents                                 $     745     $      --      $  44,347        $      --        $  45,092
Accounts receivables, net                                    45,936           304             --               --           46,240
Due from affiliates                                          87,071        10,102        353,292         (427,733)          22,732
Inventories                                                  55,877        21,258             --               --           77,135
Prepaid and other current assets                              2,887           178          4,434           (2,722)           4,777
                                                          ---------     ---------      ---------        ---------        ---------
             Total current assets                           192,516        31,842        402,073         (430,455)         195,976
Investment in subsidiaries                                   74,663            --        184,234         (258,897)              --
Property, plant and equipment - net                         416,590           780            251               --          417,621
Intangible asset - net                                           --       119,744             --               --          119,744
Due from affiliates - less current portion                      974            --             --               --              974
Other Assets                                                 13,041            --         17,811               --           30,852
                                                          ---------     ---------      ---------        ---------        ---------
              Total assets                                $ 697,784     $ 152,366      $ 604,369        $(689,352)       $ 765,167
                                                          =========     =========      =========        =========        =========

Liabilities and shareholders' equity:
Accounts payable, trade                                   $  14,588     $  23,169      $      --        $      --        $  37,757
Due to affiliates                                            32,711            --         64,243          (81,143)          15,811
Industrial revenue bonds                                         --         7,815             --               --            7,815
Accrued and other current liabilities                         6,257         5,055         12,802               --           24,114
Accrued employee benefits costs - current portion             8,966           559          1,365               --           10,890
Deferred Taxes - current portion                              7,763            --             --           (2,792)           4,971
                                                          ---------     ---------      ---------        ---------        ---------
             Total current liabilities                       70,285        36,598         78,410          (83,935)         101,358
                                                          ---------     ---------      ---------        ---------        ---------


Long term debt - net                                             --            --        321,852               --          321,852
Accrued Pension benefits Costs - less current portion         3,771            --          6,980               --           10,751
Accrued Postretirement Benefits Costs -
   less current portion                                      48,335        21,840            481               --           70,656
Other liabilities/Intercompany Loan                         354,297           599             --         (346,520)           8,376
Deferred taxes - less current portion                        36,862            --          4,514               --           41,376
                                                          ---------     ---------      ---------        ---------        ---------
             Total non-current liabilities                  443,265        22,439        333,827         (346,520)         453,011
                                                          ---------     ---------      ---------        ---------        ---------

Minority interest                                                --            --             --           18,666           18,666

Shareholders' Equity:

Convertible preferred stock                                      --            --         25,000               --           25,000
Common stock                                                     59            --            211              (59)             211
Additional paid-in capital                                  226,998       139,281        172,133         (366,279)         172,133
Accumulated other comprehensive income                        1,173            --          1,173           (1,173)           1,173
Retained earnings (deficit)                                 (43,996)      (45,952)        (6,385)          89,948           (6,385)
                                                          ---------     ---------      ---------        ---------        ---------
             Total shareholders' equity                     184,234        93,329        192,132         (277,563)         192,132
                                                          ---------     ---------      ---------        ---------        ---------
             Total liabilities and
             equity                                       $ 697,784     $ 152,366      $ 604,369        $(689,352)       $ 765,167
                                                          =========     =========      =========        =========        =========


                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)




                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                    COMBINED         COMBINED                      RECLASSIFICATIONS
                                                   GUARANTOR       NON-GUARANTOR        THE              AND
                                                  SUBSIDIARIES     SUBSIDIARIES       COMPANY        ELIMINATIONS     CONSOLIDATED
                                                  ------------     ------------       -------        ------------     ------------
Net sales:
     Third-party customers                         $ 170,086        $      --        $      --        $      --        $ 170,086
     Related parties                                  31,402               --               --               --           31,402
                                                   ---------        ---------        ---------        ---------        ---------
                                                     201,488               --               --               --          201,488
Cost of goods sold
                                                     186,891           83,524               --          (78,967)         191,448

Reimbursement from owner                                  --          (78,996)              --           78,996               --
                                                   ---------        ---------        ---------        ---------        ---------
Gross profit (loss)                                   14,597           (4,528)              --              (29)          10,040
Selling, general and administrative expenses           3,929               --               --               --            3,929
                                                   ---------        ---------        ---------        ---------        ---------
Operating income (loss)                               10,668           (4,528)              --              (29)           6,111
Interest expense - Third Party                       (10,334)             (30)              --               23          (10,341)
Interest expense - Affiliates                         (1,000)              --               --               --           (1,000)
Interest income                                           83               --               --               --               83
Net Gain on Forward Contracts                         (3,481)              --               --               --           (3,481)
Other income (expense), net                               10              (26)              --                6              (10)
                                                   ---------        ---------        ---------        ---------        ---------
Loss before taxes                                     (4,054)          (4,584)              --               --           (8,638)
Income tax benefit                                     1,529               --               --            1,742            3,271
                                                   ---------        ---------        ---------        ---------        ---------
Net Income (Loss) before equity earnings
   (loss) of subsidiaries                             (2,525)          (4,584)              --            1,742           (5,367)
Equity earnings (loss) of subsidiaries                (2,842)              --           (5,367)           8,209               --
                                                   ---------        ---------        ---------        ---------        ---------
Net Income (Loss)                                  $  (5,367)       $  (4,584)       $  (5,367)       $   9,951        $  (5,367)
                                                   =========        =========        =========        =========        =========

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002


                                                    COMBINED        COMBINED                     RECLASSIFICATIONS
                                                   GUARANTOR      NON-GUARANTOR         THE             AND
                                                  SUBSIDIARIES    SUBSIDIARIES        COMPANY       ELIMINATIONS      CONSOLIDATED
                                                  ------------    ------------        -------       ------------      ------------
Net sales:
     Third-party customers                         $ 149,412        $      --        $      --        $      --        $ 149,412
     Related parties                                  27,580               --               --               --           27,580
                                                   ---------        ---------        ---------        ---------        ---------
                                                     176,992               --               --               --          176,992
Cost of goods sold                                   170,180           64,391               --          (57,826)         176,745

Reimbursement from owners                                 --          (57,870)              --           57,870               --
                                                   ---------        ---------        ---------        ---------        ---------
Gross profit (loss)                                    6,812           (6,521)              --              (44)             247
Selling, general and administrative expenses           4,282               --               --               --            4,282
                                                   ---------        ---------        ---------        ---------        ---------
Operating income (loss)                                2,530           (6,521)              --              (44)          (4,035)
Interest expense                                     (10,360)             (33)              --               33          (10,360)
Interest income                                          111               --               --               --              111
Other income (expense), net                           (1,872)             (11)              --               11           (1,872)
                                                   ---------        ---------        ---------        ---------        ---------
Income (loss) before taxes and minority
   interest                                           (9,591)          (6,565)              --               --          (16,156)
Income tax benefit                                     5,083               --               --            1,996            7,079
                                                   ---------        ---------        ---------        ---------        ---------
Net Income (Loss) before minority interest            (4,508)          (6,565)              --            1,996           (9,077)
Minority interest                                         --               --               --            1,313            1,313
Equity earnings (loss) of subsidiaries                (3,256)              --           (7,764)          11,020               --
                                                   ---------        ---------        ---------        ---------        ---------
Net Income (Loss)                                  $  (7,764)       $  (6,565)       $  (7,764)       $  14,329        $  (7,764)
                                                   =========        =========        =========        =========        =========

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                          COMBINED            COMBINED                        RECLASSIFICATIONS
                                          GUARANTOR         NON-GUARANTOR           THE             AND
                                         SUBSIDIARIES       SUBSIDIARIES          COMPANY       ELIMINATIONS        CONSOLIDATED
                                         ------------       -------------         -------     -----------------     ------------
 Net sales:
    Third-party customers ......          $ 487,287           $      --           $   --          $      --           $ 487,287
    Related parties ............             89,377                  --               --                 --              89,377
                                          ---------           ---------           ------          ---------           ---------
                                            576,664                  --               --                 --             576,664
Cost of goods sold .............            537,089             250,496               --           (236,443)            551,142

Reimbursement from owners ......                 --            (236,533)              --            236,533                  --
                                          ---------           ---------           ------          ---------           ---------
Gross profit (loss) ............             39,575             (13,963)              --                (90)             25,522
Selling, general and
  administrative expenses ......             12,150                  --               --                 --              12,150
                                          ---------           ---------           ------          ---------           ---------
Operating income (loss) ........             27,425             (13,963)              --                (90)             13,372
Interest expense - Third Party .            (30,881)                (91)              --                 78             (30,894)
Interest expense - Affiliates ..             (2,000)                 --               --                 --              (2,000)
Interest income ................                278                  --               --                 --                 278
Net Gain on Forward Contracts ..             38,423                  --               --                 --              38,423
Other income (expense), net ....               (481)                (41)              --                 12                (510)
                                          ---------           ---------           ------          ---------           ---------
Income (loss) before taxes .....             32,764             (14,095)              --                 --              18,669
Income tax (expense) benefit ...            (11,537)                 --               --              4,981              (6,556)
                                          ---------           ---------           ------          ---------           ---------
Net Income (Loss) before
  minority interest and
  cumulative effect of change in
  accounting principle .........             21,227             (14,095)              --              4,981              12,113
Minority interest ..............                 --                  --               --                986                 986
                                          ---------           ---------           ------          ---------           ---------
Net income (loss) before
cumulative effect of change in
accounting principle ...........             21,227             (14,095)              --              5,967              13,099
Cumulative Effect of Change in
Accounting Principle, net of tax
benefit of $3,430 ..............             (5,878)                 --               --                 --              (5,878)
Equity earnings (loss) of
  subsidiaries .................             (8,128)                 --            7,221                907                  --
                                          ---------           ---------           ------          ---------           ---------
Net Income (Loss) ..............          $   7,221           $ (14,095)          $7,221          $   6,874           $   7,221
                                          =========           =========           ======          =========           =========

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                        COMBINED            COMBINED                           RECLASSIFICATIONS
                                        GUARANTOR         NON-GUARANTOR           THE                 AND
                                       SUBSIDIARIES       SUBSIDIARIES          COMPANY          ELIMINATIONS         CONSOLIDATED
                                       ------------       -------------         --------       -----------------      ------------
 Net sales:
    Third-party customers ....          $ 451,989           $      --           $     --           $      --           $ 451,989
    Related parties ..........             84,440                  --                 --                  --              84,440
                                        ---------           ---------           --------           ---------           ---------
                                          536,429                  --                 --                  --             536,429

Cost of goods sold ...........            504,222             190,432                 --            (170,738)            523,916

Reimbursement from owners ....                 --            (170,876)                --             170,876                  --
                                        ---------           ---------           --------           ---------           ---------
Gross profit (loss) ..........             32,207             (19,556)                --                (138)             12,513
Selling, general and
  administrative expenses ....             12,221                  --                 --                  --              12,221
                                        ---------           ---------           --------           ---------           ---------
Operating income (loss) ......             19,986             (19,556)                --                (138)                292
Interest expense .............            (30,515)                (99)                --                  99             (30,515)
Interest income ..............                240                  --                 --                  --                 240
Other income (expense), net ..             (1,975)                (39)                --                  39              (1,975)
                                        ---------           ---------           --------           ---------           ---------
Income (loss) before taxes and
  minority interest ..........            (12,264)            (19,694)                --                  --             (31,958)
Income tax benefit ...........              6,200                  --                 --               5,987              12,187
                                        ---------           ---------           --------           ---------           ---------
Net Income (Loss) before
  minority interest ..........             (6,064)            (19,694)                --               5,987             (19,771)
Minority interest ............                 --                  --                 --               3,939               3,939
Equity earnings (loss) of
  subsidiaries ...............             (9,768)                 --            (15,832)             25,600                  --
                                        ---------           ---------           --------           ---------           ---------
Net Income (Loss) ............          $ (15,832)          $ (19,694)          $(15,832)          $  35,526           $ (15,832)
                                        =========           =========           ========           =========           =========

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

                                                COMBINED           COMBINED                       RECLASSIFICATIONS
                                                GUARANTOR        NON-GUARANTOR         THE               AND
                                               SUBSIDIARIES      SUBSIDIARIES        COMPANY         ELIMINATIONS       CONSOLIDATED
                                               ------------      -------------      ---------     -----------------     ------------
Net cash provided by operating
 activities ...........................          $ 75,976           $ 2,066         $     --           $     --           $ 78,042
                                                 --------           -------         --------           --------           --------
Investing activities:
  Purchase of property, plant and
   equipment, net .....................           (11,522)             (736)            (131)                --            (12,389)
  Acquisition of minority interest ....                --                --          (59,837)                              (59,837)
                                                 --------           -------         --------           --------           --------
  Net cash used in investing activities           (11,522)             (736)         (59,968)                --            (72,226)
                                                 --------           -------         --------           --------           --------
Financing activities:
  Financing Fees ......................                --                --             (297)                --               (297)
  Dividends ...........................                --                --              (11)                --                (11)
  Intercompany transactions ...........           (65,013)           (1,124)          66,137                 --                 --
  Issuance of common stock ............                --                --                3                 --                  3
                                                 --------           -------         --------           --------           --------
Net cash provided by (used in)
 financing activities .................           (65,013)           (1,124)          65,832                 --               (305)
                                                 --------           -------         --------           --------           --------
Net increase (decrease) in cash .......              (559)              206            5,864                 --              5,511
Cash, beginning of period .............               745                --           44,347                 --             45,092
                                                 --------           -------         --------           --------           --------
Cash, end of period ...................          $    186           $   206         $ 50,211           $     --           $ 50,603
                                                 ========           =======         ========           ========           ========

                            CENTURY ALUMINUM COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                 CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

                                                 COMBINED          COMBINED
                                                GUARANTOR        NON-GUARANTOR       THE       RECLASSIFICATIONS
                                               SUBSIDIARIES      SUBSIDIARIES      COMPANY      AND ELIMINATIONS   CONSOLIDATED
                                               ------------      ------------     ---------    -----------------   ------------
Net cash provided by operating
 activities ...........................          $ 53,476           $   360       $     --           $  --          $ 53,836
                                                 --------           -------       --------           -----          --------
Investing activities:
  Purchase of property, plant and
   equipment, net .....................            (9,788)           (2,782)            --              --           (12,570)
                                                 --------           -------       --------           -----          --------
  Net cash used in investing activities            (9,788)           (2,782)            --              --           (12,570)
                                                 --------           -------       --------           -----          --------
Financing activities:
  Dividends ...........................                --                --         (4,591)             --            (4,591)
  Intercompany transactions ...........           (44,088)            2,422         41,666              --                --
  Issuance of common or preferred stock                --                --              5              --                 5
                                                 --------           -------       --------           -----          --------
Net cash provided by (used in)
 financing activities .................           (44,088)           (2,422)        37,080              --            (4,586)
                                                 --------           -------       --------           -----          --------
Net increase (decrease) in cash .......              (400)               --         37,080              --            36,680
Cash, beginning of period .............             1,020                --         12,368              --            13,388
                                                 --------           -------       --------           -----          --------
Cash, end of period ...................          $    620           $    --       $ 49,448           $  --          $ 50,068
                                                 ========           =======       ========           =====          ========

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

      Century's financial highlights include:

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                  -----------------------   ----------------------
                                                     2003         2002        2003         2002
                                                  ----------   ----------   ---------   ----------
                                                  (dollars in thousands, except per share amounts)
Net sales
   Third-party customers .......................  $ 170,086    $ 149,412    $487,287    $ 451,989
   Related party customers .....................     31,402       27,580      89,377       84,440
                                                  ---------    ---------    --------    ---------


Total ..........................................  $ 201,488    $ 176,992    $576,664    $ 536,429
                                                  =========    =========    ========    =========

Net Income (Loss) ..............................  $  (5,367)   $  (7,764)   $  7,221    $ (15,832)
Net Income (Loss) applicable
  to common shareholders .......................  $  (5,867)   $  (8,264)   $  5,721    $ (17,332)
Earnings (Loss) per share - basic ..............  $   (0.28)   $   (0.40)   $   0.27    $   (0.84)
Earnings (Loss) per share - diluted ............  $   (0.28)   $   (0.40)   $   0.27    $   (0.84)

      Net sales. Net sales for the three months ended September 30, 2003 increased $24.5 million to $201.5 million from $177.0 million for the same period in 2002, primarily as a result of a 30.3 million pound increase in shipment volume in the current quarter. The increased shipment volume in the current quarter was a direct result of the April 1, 2003, acquisition of the 20% interest in its Hawesville Kentucky primary aluminum reduction facility (collectively, the "Acquired Assets"). Shipment volume for the three months ended September 30, 2003 totaled 292.6 million pounds vs. 262.3 million pounds for the same period in 2002. The increased shipment volume accounted for a $20.5 million increase in net sales and higher realized prices accounted for $4.0 million of additional sales. Price realizations were negatively impacted in the three month period ended September 30, 2003 as a result of excluding the beneficial effects of the above market, fixed price, 110.0 million pound annual metal delivery contract that remains in place for 2003 and 2004 (see the discussion of the contract termination in Note 7 to the Consolidated Financial Statements). In compliance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company began marking this contract and its replacement contract to market in the first quarter of 2003, resulting in a before tax gain of $15.6 million in that quarter. Net Sales for the third quarter 2003 and year to date would have been increased $1.8 million and $5.3 million respectively had the Company accounted for the contract on the same basis as last year.

      Net sales for the nine months ended September 30, 2003 increased $40.2 million. Shipment volume increased 51.8 million pounds to 839.6 million pounds from 787.8 million pounds from the same period in 2002. The increased shipment volume, primarily a result of the acquisition of the Acquired Assets on April 1, 2003, accounted for an increase of $35.3 million with the remaining increase due to higher realized prices in the current nine month period partially offset by the mark to market impact discussed in the preceding paragraph.

      See Note 7 of the Consolidated Financial Statements for a discussion of the Company's alumina supply agreements with Kaiser and the effect of the Kaiser Bankruptcy.

      Gross profit. Gross profit for the three months ended September 30, 2003 increased $9.8 million from the same period in 2002. The additional $24.5 million in Net sales in the current quarter were offset by cost of goods sold increases of $14.7 million, primarily a result of higher shipment volumes as disclosed in the previous paragraph. Net reductions of $1.5 million in depreciation and power contract amortization costs and higher Lower of Cost or Market (LCM) credits of $4.6 million partially offset the increase in cost of goods sold due to the volume increase and $1.6 million of additional alumina costs associated with an unplanned production curtailment at a supplier facility. For the nine months ended September 30, 2003, gross profit increased $13.0 million from the same period in 2002. The increase is primarily due to additional shipment volume in the period.

      Selling, general and administrative expenses. Selling, general and administrative expenses for the three month period ended September 30, 2003 decreased $0.4 million from the same period in 2002. Expenses for the nine month period ended September 30, 2003 were unchanged from the same period in 2002. Selling, general and administrative expenses as a percentage of revenue decreased to 2.1% for the nine months ended September 30, 2003 compared to 2.3% for the nine months ended September 30, 2002.

      Operating income. Operating income for the three month and nine month periods ended September 30, 2003 improved $10.1 million and $13.1 million, respectively, from the same periods in 2002 for the reasons discussed above.

      Interest Expense - third party. Third party interest expense for the three month period ended September 30, 2003 remained constant from the same period in 2002. Third party interest expense for the nine month period ended September 30, 2003 increased $0.4 million from the same period in 2002.

      Interest Expense - related party. Related party interest expense during the three month and nine month periods ended September 30, 2003 was $1.0 million and $2.0 million, respectively, as a result of interest charges on the Glencore Note associated with the acquisition of the Acquired Assets on April 1, 2003 (see the discussion of the Glencore Note in Note 5 to the Consolidated Financial Statements).

      Net Gain (Loss) on Forward Contracts. Net Gain (Loss) on Forward Contracts for the three and nine month periods ended September 30, 2003 were $(3.5) million and $38.4 million, respectively, with no gain or loss reported for the same periods in 2002. On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009 (the "Original Sales Contract"). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009 (see the discussion of the contract termination in Note 7 to the

Consolidated Financial Statements). Because the Company and Glencore intended to net settle a significant portion of the Original Sales Contract, it no longer qualified for the "normal" exception of SFAS No. 133, requiring the Company to mark it and its replacement contract to current fair value in its entirety. Accordingly, in the first quarter of 2003 the Company recorded a derivative liability of $9.4 million and a pre-tax gain of $41.7 million. No gain or loss on forward contracts was recognized in the three or nine month periods ended September 30, 2002 because delivery on the contract under its original fixed price terms was considered probable and the contract qualified as a normal sales contract under SFAS 133, as amended.

      Other Expense. Other Expense for the three months ended September 30, 2003 decreased $1.9 million from the same period in 2002. The decrease is primarily due to the third quarter 2002 write-off of direct costs associated with a prospective acquisition. For the nine months ended September 30, 2003, Other Expense decreased $1.5 million from the same period in 2002 for the reasons discussed above, offset by a loss on disposal of assets in the second quarter of 2003.

      Tax Provision/Benefit. Income tax benefit for the three months ended September 30, 2003 decreased $3.8 million from the same period in 2002. For the nine months ended September 30, 2003 income tax expense increased $18.7 million from the same period in 2002. The change in income taxes was due to the $7.5 million and $50.6 million increases in Income (Loss) Before Income Taxes in the three and nine month periods ended September 30, 2003 compared to the same periods in 2002. The increase in Income (Loss) Before Income Taxes was primarily the result of improved shipments in the third quarter 2003 and the Net Gain on Forward Contracts for the nine month period ended September 30, 2003 as discussed above.

      Minority Interest. Prior to the acquisition of the Acquired Assets, Minority Interest reflected Glencore's interest in the net operating results of Century Aluminum of Kentucky LLC, ("LLC") which included Glencore's 20% share of the power contract amortization expense. Subsequent to the acquisition of the Acquired Assets, the Company no longer has a minority interest.

      Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" during the three months ended March 31, 2003. The cumulative effect of adopting this standard was a one-time, non-cash charge of $5.9 million, net of tax of $3.4 million.

      Net Income or (Loss). Net loss for the three months ended September 30, 2003 improved $2.4 million from the same period in 2002. Net Income for the nine months ended September 30, 2003 increased $23.1 million from the same period in 2002. The reasons for the change in profitability are discussed above.

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

      Working Capital

      Working capital was $90.0 million at September 30, 2003. The Company believes that its working capital will be consistent with past experience and that cash flow from operations and borrowing availability under the revolving credit facility should be sufficient to meet working capital needs.

      Historical

      The Company's statements of cash flows for the nine months ended September 30, 2003 and 2002 are summarized below:

                                                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                   ----------------------
                                                     2003          2002
                                                   --------      --------
                                                   (dollars in thousands)
     Net cash provided by operating activities     $ 78,042      $ 53,836
     Net cash used in investing activities ...      (72,226)      (12,570)
     Net cash used in financing activities ...         (305)       (4,586)
                                                   --------      --------
     Increase in cash ........................     $  5,511      $ 36,680
                                                   ========      ========

      Net cash from operating activities in the first nine months of 2003 was $24.2 million higher than the same period in 2002. Cash flows from operating activities increased primarily due to the $35.5 million settlement received during the second quarter 2003 for the termination of the Original Sales Contract and issuance of the New Sales Contract with Glencore for the years 2005 through 2009.

      The Company's net cash used in investing activities during the nine month periods ended September 30, 2003 increased $59.7 million from the same period in 2002 with $59.8 million of the increase being a direct result of the acquisition of the Acquired Assets on April 1, 2003.

      Net cash used in financing activities during the nine month period ended September 30, 2003 decreased $4.3 million due to the suspension of common and preferred stock dividend payments. Century suspended its common and preferred stock dividends in the fourth quarter of 2002 because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture.

ENVIRONMENTAL EXPENDITURES AND OTHER CONTINGENCIES

      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.8 million and $1.4 million at September 30, 2003 and December 31, 2002, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 6 to the Consolidated Financial Statements contained herein for a discussion of the Company's environmental contingencies.

      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. See Note 6 to the Consolidated Financial Statements contained herein for a discussion of the Company's legal contingencies.

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

      See Note 6 to the Consolidated Financial Statements contained herein for a discussion of other contingencies.

NEW ACCOUNTING STANDARDS

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 had no impact on the Company's Consolidated Financial Statements. The Company will apply the provisions of the Statement prospectively for any applicable contracts.

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

      In connection with the sale of its aluminum fabricating businesses to Pechiney in September 1999, the Company entered into a Molten Aluminum Purchase Agreement (the "Pechiney Metal Agreement") with Pechiney that expires December 31, 2005. This contract will be automatically extended through December 31, 2007 provided the Company's power contract is extended through that date. Pursuant to the Pechiney Metal Agreement, Pechiney purchases, on a monthly basis, at least
23.0 million pounds and no more than 27.0 million pounds of molten aluminum produced at the Ravenswood Facility at a variable price determined by reference to the U.S. Midwest market price. Pechiney has the right, upon 12 months notice, to reduce its purchase obligations under the contract by 50%.

      On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009. In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the "New Sales Contract") that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. However, the New Sales Contract provides for variable pricing for the years 2005 through 2009, equal to the quarterly average price of aluminum as quoted by the LME for the quarter preceding delivery of the primary aluminum.

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

      Apart from the Pechiney Metal Agreement, Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement the Company had forward delivery contracts to sell 223.5 and 329.0 million pounds of primary aluminum at September 30, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 39.8 million pounds and 42.9 million pounds of primary aluminum at September 30, 2003 and December 31, 2002, respectively. Forward delivery contracts of 11.3 million pounds and 0.3 million pounds at September 30, 2003 and December 31, 2002, respectively, were with the Glencore Group.

      The Company is party to long-term supply agreements to purchase alumina with Glencore that extend through 2006. These agreements provide for a fixed quantity of alumina at prices determined by a market-based formula (as such term is described below). In addition, as part of its acquisition of an additional 23% interest in the Mt. Holly Facility, the Company assumed a supply agreement with Glencore for the alumina raw material requirements relative to the additional interest. The unit cost is also determined by a market-based formula. This alumina supply agreement terminates in 2008. As part of its Hawesville acquisition, the Company assumed an alumina supply agreement with Kaiser. That agreement will terminate in 2005 and is a variable priced market based contract. On May 30, 2003, the Company announced that it had entered into a new alumina supply contract with Kaiser. The new contract will cover all of the alumina requirements for the Hawesville facility operations for the period January 1, 2006 through December 31, 2008. The price of alumina purchased under the foregoing market-based formula contracts will be indexed to the price of primary aluminum on the LME. See the discussion of the Kaiser Bankruptcy information at Note 7 to the Consolidated Financial Statements.

      During the three and nine month periods ended September 30, 2003, the Company incurred additional charges of $1,555 for the added cost of alumina purchased on the open market due to an unplanned production curtailment at a supplier facility.

      At September 30, 2003 and December 31, 2002, the Company had entered into
125.0 million pounds and 181.0 million pounds, respectively, of fixed priced forward primary aluminum financial sales contracts primarily with the Glencore Group to mitigate the risk of commodity price fluctuations inherent in its business. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company's designation of each contract at its inception. At September 30, 2003 and December 31, 2002, 80.9 million pounds and
181.0 million pounds, respectively, were designated cash flows hedges. These contracts will be settled in cash at various dates in 2003 and 2004. Additionally, in order to mitigate the volatility of the natural gas markets, the Company enters into fixed price forward financial purchase contracts, which settle in cash in the period corresponding to the intended usage of natural gas. At September 30, 2003 and December 31, 2002, the Company had financial instruments for 2.7 million and 1.5 million DTH of natural gas, respectively (one decatherm, or DTH, is equivalent to one million British Thermal Units). These financial instruments are accounted for as cash flow hedges and are scheduled for settlement at various dates in 2003 through 2005.

      On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $0.5 million after tax on accumulated other comprehensive income and $0.3 million on Net Income for the nine month period ended September 30, 2003 as a result of the forward primary aluminum financial sale contracts entered into by the Company at September 30, 2003.

      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.9 million after tax on accumulated other comprehensive income for the nine month period ended September 30, 2003 as a result of the forward natural gas financial purchase contracts entered into by the Company at September 30, 2003.

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

INTEREST RATES

      The Company's primary debt obligations are the outstanding Notes, the Glencore Note, borrowings under its revolving credit facility and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes and the Glencore Note bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to the outstanding notes. Borrowings under the Company's revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At September 30, 2003 and December 31, 2002, the Company had $7.8 million of variable rate borrowings. A hypothetical 1% increase in the interest rate would increase the Company's annual interest expense by $0.1 million, assuming no debt reduction.

      The Company's primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

ITEM 4.  CONTROLS AND PROCEDURES

a.  Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

b.  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2003, there has not been any change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      (a) Material Defaults of indebtedness - None

      (b) Dividend Arrearages - As of September 30, 2003, the Company had total preferred dividend arrearages on its 8.0% cumulative convertible preferred stock of $2.0 million or $4.00 per share of preferred stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

No items during this quarter.

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

     32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).


      (b) Reports on Form 8-K - During the quarter ended September 30, 2003, the Company filed the following three reports on Form 8-K with the Securities and Exchange Commission:

            1. Form 8-K dated July 31, 2003, attaching the Company's earnings report for the quarter ended June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Century Aluminum Company

     Date: November 13, 2003  By:               /s/ Craig A. Davis
           -----------------      ----------------------------------------------
                                                  Craig A. Davis
                                       Chairman and Chief Executive Officer

     Date: November 13, 2003  By:              /s/ David W. Beckley
           -----------------      ----------------------------------------------
                                                 David W. Beckley
                                Executive Vice-President/Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.                              EXHIBIT DESCRIPTION
-----------                              -------------------


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