Form 10-K
period 2003-12-31
CENTURY ALUMINUM CO
filed 2004-02-26
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27918

CENTURY ALUMINUM COMPANY

(Exact name of registrant as specified in its charter)

Delaware	13-3070826
(State or other jurisdiction of	(IRS Employer
Incorporation or organization)	Identification No.)

2511 Garden Road	93940
Building A, Suite 200	(Zip Code)
Monterey, California
(Address of registrant’s principal offices)

Registrant’s telephone number, including area code
(831) 642-9300

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
Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

     Based upon the NASDAQ closing price on June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $88,721,689. As of January 30, 2004, 21,201,968 shares of common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference:

     All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

PART I

FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “should,” “will,” and “potential” and variations of such word. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” and:

•	The Company’s high level of indebtedness reduces cash available for other purposes, such as the payment of dividends, and limits the Company’s ability to incur additional debt and pursue its growth strategy;

•	The cyclical nature of the aluminum industry causes variability in the Company’s earnings and cash flows;

•	The loss of a major customer would increase the Company’s production costs at those facilities which deliver molten aluminum;

•	Glencore International AG owns a large percentage of the Company’s common stock and has the ability to influence matters requiring shareholder approval;

•	The Company could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•	Due to increasing prices for alumina, the principal raw material used in primary aluminum production, changes to or disruptions in the Company’s current alumina supply arrangements would materially impact its raw material costs;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect the Company’s margins;

•	Most of the Company’s employees are unionized and any labor dispute or failure to successfully renegotiate an existing labor agreement could materially impair the Company’s ability to conduct its production operations at its unionized facilities;

•	The Company is subject to a variety of environmental laws that could result in costs or liabilities; and

•	The Company may not realize the expected benefits of its growth strategy if it is unable to successfully integrate the businesses it acquires.

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

     The Company obtained the market data used throughout this Form 10-K from its own research and from surveys or studies conducted by third parties and cited in industry or general publications, including studies prepared by CRU International Inc., an internationally recognized research firm which collects and analyzes data about the aluminum industry. Industry and general publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While the Company believes that each of these studies and publications is reliable, the Company has not independently verified such data and does not make any representation as to the accuracy of such information. Similarly, the Company believes its internal research is reliable but it has not been verified by any independent sources.

Item 1. Business

Overview

     Century Aluminum Company (“Century” or the “Company”) is a leading North American producer of primary aluminum. The Company’s facilities produce value-added and standard-grade primary aluminum products. Century is the second largest primary aluminum producer in the United States, behind Alcoa Inc. (together with its affiliates, “Alcoa”), having produced over 1.1 billion pounds of primary aluminum in 2003 with net sales of $782.5 million.

     The Company currently owns:

•	the Hawesville facility, located in Hawesville, Kentucky, which began operations in 1970 and has an annual production capacity of 538 million pounds of primary aluminum;

•	the Ravenswood facility, located in Ravenswood, West Virginia, which began operations in 1957 and has an annual production capacity of 375 million pounds of primary aluminum; and

•	a 49.7% ownership interest in the Mt. Holly facility, located in Mt. Holly, South Carolina, which began operations in 1980, contributes 243 million pounds to the Company’s overall annual production capacity and is operated by Alcoa, which holds the remaining 50.3% ownership interest.

     For a description of these facilities, see Part I, Item 1, “Facilities and Production.”

     The Company’s strategic objectives are to grow its aluminum business by pursuing opportunities to acquire primary aluminum reduction facilities that offer favorable investment returns and lower its per unit production costs; diversifying the Company’s geographic presence; and pursuing opportunities in bauxite mining and alumina refining. To date, the Company’s growth activities have been concentrated in acquiring primary aluminum assets. The Company has:

•	acquired an additional 23% interest in the Mt. Holly facility in April 2000;

•	acquired an 80% interest in the Hawesville facility in April 2001; and

•	acquired the remaining 20% interest in the Hawesville facility in April 2003.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”). In April 1996, the Company completed an initial public offering of its common stock. As of December 31, 2003, Glencore, the Company’s largest shareholder, owned 37.5% of Century’s outstanding common shares and all of Century’s outstanding convertible preferred stock.

     The Company files annual, quarterly, and other selected reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains a website (http://www.sec.gov) that contains reports, statements and other information regarding registrants that file electronically. Additional information about the Company may also be obtained from the Company’s website, which is located at www.centuryaluminum.com. The Company’s website provides access to filings it has made through the SEC’s EDGAR filing system, including its annual, quarterly and current reports filed on Forms 10-K, 10-Q and 8-K, respectively, and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding common stock. Information contained in the Company’s website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

Acquisitions

     Additional Interest in the Mt. Holly Facility. On April 1, 2000, the Company increased its 26.7% interest in the Mt. Holly facility to 49.7% when its wholly-owned subsidiary, Berkeley Aluminum, Inc., purchased an additional 23% interest from Xstrata Aluminum Corporation, a wholly-owned subsidiary of Xstrata AG, for $94.7 million. Glencore is a major shareholder of Xstrata AG.

     80% Interest in the Hawesville Facility. Effective April 1, 2001, the Company completed the acquisition of the Hawesville facility from Southwire Company (“Southwire”), a privately held wire and cable manufacturing company. Concurrently with the acquisition, the Company effectively sold a 20% interest in the Hawesville facility to Glencore. The purchase price was $466.8 million, which was paid with proceeds from the issuance of $325.0 million of the Company’s 11 3/4% senior secured first mortgage notes due 2008 (the “Notes”), the sale of 500,000 shares of the Company’s convertible preferred stock to Glencore for $25.0 million, proceeds from the sale of a 20% interest in the facility to Glencore for $99.0 million and available cash. As part of the acquisition, the Company and Glencore each assumed a pro rata share of industrial revenue bonds related to the Hawesville facility in the principal amount of $7.8 million and post-closing payments to Southwire of up to $7.0 million if the market price of primary aluminum exceeds specified levels during any of the seven years following closing.

     Remaining Interest in Hawesville Facility. On April 1, 2003, the Company acquired Glencore’s 20% interest in the Hawesville facility for a purchase price of $99.4 million and assumed Glencore’s pro rata share of the industrial revenue bonds and post-closing payments, if any, to Southwire. As a result of this acquisition, the Company owns all of the Hawesville facility. The Company paid $59.4 million of the purchase price in cash and financed the balance by issuing a six-year $40.0 million note to Glencore bearing interest at a rate of 10% per annum (the “Glencore Note”). In the fourth quarter of 2003, the Company repaid $26.0 million of principal under the Glencore Note, which left $14.0 million in outstanding principal as of December 31, 2003.

Facilities and Production

  Hawesville Facility

     The Hawesville facility is owned by NSA Ltd. and Hancock Aluminum, LLC and operated by Century Aluminum of Kentucky, LLC, each a wholly-owned direct or indirect subsidiary of the Company. The Hawesville facility, strategically located on the Ohio River near Hawesville, Kentucky, began operations in 1970 and has an annual production capacity of 538 million pounds.

     The Hawesville facility’s original four potlines have an annual production capacity of approximately 426 million pounds and are specially configured and operated so as to produce primary aluminum with a high purity level. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%. This high purity primary aluminum provides the conductivity required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications. In September 1999, a fifth potline became operational, with an annual capacity of approximately 112 million pounds of standard-purity aluminum.

     The Hawesville facility produces primary aluminum in molten, ingot and sow form. The following table shows primary aluminum shipments from the Hawesville facility during each of the periods indicated:

Hawesville Facility Primary Aluminum Shipments
(In Millions of Pounds)

	Year Ended December, 31

	2003(3)	2002(2)	2001(1)

Molten aluminum	310.3	303.2	295.9
Primary aluminum ingot	159.8	131.7	114.7
Foundry alloys	70.8	104.3	121.2

Total	540.9	539.2	531.8

(1)	Effective April 1, 2001, Century completed the acquisition of the Hawesville facility from Southwire. Simultaneously, Century effectively sold a 20% interest in the Hawesville facility to Glencore. Shipments for the year ended December 31, 2001 include 133.5 million pounds shipped by Southwire and 79.7 million pounds shipped by Glencore.

(2)	Shipments for the year ended December 31, 2002 include 108.4 million pounds shipped by Glencore.

(3)	Effective April 1, 2003, Century completed the acquisition of Glencore’s Hawesville interest. Shipments for the year ended December 31, 2003 include 27.1 million pounds shipped by Glencore.

     The alumina used by the Hawesville facility is purchased under supply contracts with an affiliate of Kaiser Aluminum and Chemical Corporation (“Kaiser”) which run through December 31, 2008. The price for alumina purchased under these contracts, which supply all of the Hawesville facility’s alumina requirements, is variable and determined by reference to the price for primary aluminum quoted on the London Metals Exchange (“LME”). Kaiser is presently a debtor in a pending Chapter 11 bankruptcy case and is soliciting proposals to purchase its Gramercy, Louisiana, alumina facility which presently supplies alumina under the foregoing contracts. See the discussion of the Kaiser bankruptcy, Kaiser’s assumption of the Hawesville alumina supply agreements and the Company’s possible acquisition of the Gramercy facility in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

     The Hawesville facility purchases all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires most of the power it provides to the Hawesville facility from a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 16% of the Hawesville facility’s power requirements are unpriced for calendar year 2005. The unpriced portion of the contract increases to approximately 27% in 2006.

  Ravenswood Facility

     The Ravenswood facility is owned and operated by the Company’s subsidiary, Century Aluminum of West Virginia, Inc. (“Century of West Virginia”). Built in 1957, the Ravenswood facility operates four potlines with an annual production capacity of 375 million pounds. The facility is strategically located on the Ohio River in Ravenswood, West Virginia.

     The Ravenswood facility produces molten aluminum that is delivered to Pechiney’s adjacent fabricating facility and standard-grade ingot that Century sells in the marketplace. Pechiney’s aluminum rolling facility may be sold in connection with a merger between Alcan and Pechiney. See “Sales and Distribution – The Ravenswood Facility.”

     The following table shows primary aluminum shipments from the Ravenswood facility during each of the periods indicated:

Ravenswood Facility Primary Aluminum Shipments
(In Millions of Pounds)

	Year Ended December, 31

	2003	2002 (1)	2001

Molten aluminum	288.4	309.1	291.3
Standard-grade primary aluminum ingot	86.9	72.5	73.6

Total	375.3	381.6	364.9

(1)	Shipments for the year ended December 31, 2002 include 6.0 million pounds of standard-grade primary aluminum ingot purchased and resold.

     Since January 1, 2002, the alumina used at the Ravenswood facility has been supplied by Glencore under a five-year contract at a variable price determined by reference to the LME price for primary aluminum. The Company purchases the electricity used at the Ravenswood facility under a fixed-price power supply contract with Ohio Power, a subsidiary of American Electric Power, which runs through December 31, 2005.

  Mt. Holly Facility

     The Mt. Holly facility, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed aluminum reduction facility in the United States. The facility consists of two potlines with a total annual production capacity of 489 million pounds and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at higher prices than standard-grade primary aluminum. The Company’s 49.7% interest represents 243 million pounds of the facility’s production capacity.

     Century’s interest in the Mt. Holly facility is held through its subsidiary, Berkeley Aluminum, Inc. (“Berkeley”). Under the current Mt. Holly ownership structure, the Company holds an undivided 49.7% interest in the property, plant and equipment comprising the aluminum reduction operations at the Mt. Holly facility and an equivalent share in the general partnership responsible for the operation and maintenance of the facility. Alcoa owns the remaining 50.3% interest in the Mt. Holly facility and an equivalent share of the operating partnership. Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility. Each owner supplies its own alumina for conversion to primary aluminum and is responsible for its proportionate share of operational and maintenance costs.

     The following table shows the Company’s primary aluminum shipments from the Mt. Holly facility during each of the periods indicated:

Mt. Holly Facility Primary Aluminum Shipments
(In Millions of Pounds)

	Year Ended December, 31

	2003	2002	2001

Standard-grade primary aluminum ingot	119.5	113.4	104.1
Rolling ingot, foundry alloys and extrusion billets	118.0	122.7	130.6

Total	237.5	236.1	234.7

     Glencore supplies all of the Company’s alumina requirements for the Mt. Holly facility under contracts which expire December 31, 2006 and January 31, 2008. The price under both contracts is determined by reference to the quoted LME price for primary aluminum.

     The Mt. Holly facility purchases all of its power requirements from the South Carolina Public Service Authority (also called “Santee Cooper”), at rates fixed by published schedules. The Mt. Holly facility’s power contract was to expire December 31, 2005. In July 2003, a new contract to supply all of the Mt. Holly facility’s power requirements through 2015 was entered into. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.

Industry Overview

     The most commonly used bench mark for pricing primary aluminum is the price for aluminum transactions quoted on the London Metals Exchange (“LME”). The LME price, however, does not represent the actual price paid for all aluminum products. For example, products delivered to U.S. customers are often sold at a premium to the LME price, typically referred to as the U.S. Midwest Market Price. Historically, this premium has ranged from $0.02 to $0.05 per pound. In addition, premiums are charged for adding certain alloys to aluminum for use in specific applications and for casting aluminum into specific shapes, such as extrusion billet or rolling slab.

     The market price for primary aluminum declined throughout 2001 due, primarily, to weakness in global economies and the related decline in global demand for primary aluminum. During 2002, global demand increased modestly, however supply growth matched the increase. The market price for primary aluminum declined further during 2002. During 2003, global demand for primary aluminum increased by nearly 8% and global supply increased by approximately 7%. The primary aluminum industry is currently experiencing a period of strong prices based on favorable production and consumption trends. Spot aluminum prices, as quoted on the LME, recently exceeded $0.78 per pound for the first time since the first quarter of 2001 and are above the five and ten-year averages. The key factors in the current strong pricing environment are: (i) strengthening global demand for aluminum driven by the global economic recovery; (ii) strong demand growth in China; (iii) a tightening market for alumina, the major raw material input for aluminum, that has resulted in a rapid escalation of alumina prices; and (iv) the recent weakening of the U.S. dollar. The average LME cash price for aluminum was $0.65, $0.61 and $0.66 per pound for the years ended December 31, 2003, 2002 and 2001, respectively.

Sales and Distribution

     The majority of the products produced at the Company’s facilities are sold to a limited number of customers. The Company derived a combined total of approximately 66% of its 2003 consolidated sales from Pechiney, Southwire and Glencore, Century’s three largest customers. Out of total revenues of $782.5 million for 2003, sales to Pechiney represented $198.4 million, or 25% of Century’s total revenues, sales to Southwire represented $199.4 million, or 25% of total revenues and sales to Glencore represented $121.9 million, or 16% of total revenues. The remaining $262.8 million, or 34% of Century’s total revenues, represented sales to approximately 50 customers.

  Hawesville Facility

     Sales of primary aluminum to Southwire accounted for $199.4 million, or 56% of Century’s revenues from the Hawesville facility in 2003. Sales to third parties other than Southwire accounted for the remaining $153.9 million or 44% of the Company’s revenues from the Hawesville facility during 2003. In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a 10-year contract with Southwire (the “Southwire Metal Agreement”) to supply 240 million pounds of high-purity molten aluminum annually to Southwire’s wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard-grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Southwire has exercised this option through 2008. Prior to April 2003, Century and Glencore supplied the aluminum delivered under the Southwire Metal Agreement on a pro rata basis, with Century responsible for 80% and Glencore responsible for the remaining 20%. On April 1, 2003, the Company assumed Glencore’s delivery obligations under the Southwire Metal Agreement. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and determined by reference to the U.S. Midwest Market Price. This contract allows the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. This agreement expires on March 31, 2011, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

     Concurrently with its acquisition of the remaining interest in the Hawesville facility, the Company entered into a ten-year contract with Glencore (the “Glencore Metal Agreement”) under which Glencore agreed to purchase, beginning on January 1, 2004, 45.0 million pounds per year of the primary aluminum produced at the Ravenswood and Mt. Holly facilities, at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest premium.

  Ravenswood Facility

     Sales of primary aluminum to Pechiney represented $192.9 million, or 74% of revenues from the Ravenswood facility in 2003. Sales to parties other than Pechiney represented $67.3 million or 26% of Ravenswood’s revenues in 2003. Century has a contract with Pechiney (the “Pechiney Metal Agreement”) under which Pechiney purchases 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through December 31, 2005. This contract will be automatically extended through July 31, 2007 provided that the Company’s power contract for the Ravenswood facility is extended or replaced through that date. The price for primary aluminum delivered under this contract is variable and determined by reference to the U.S. Midwest Market Price. This contract allows the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. Pechiney has the right, upon twelve months notice, to reduce its purchase obligations by 50% under this contract. Alcan has agreed with the U.S. Department of Justice to sell the Pechiney rolling mill in connection with its merger with Pechiney. While any buyer of the rolling mill would be expected to assume Pechiney’s obligations under Pechiney’s existing contract with the Company, the Company may require different terms or terminate that contract if the buyer is not deemed to be creditworthy. If this contract is terminated, or if the buyer materially reduces its purchases or fails to renew the contract when it expires, the Company’s casting, shipping and marketing costs at the Ravenswood facility would increase.

       Mt. Holly Facility

     Sales of primary aluminum to Glencore represented $91.4 million, or 54% of Century’s revenues from the Mt. Holly facility in 2003. Sales to third parties other than Glencore represented $77.6 million or 46% of revenues from the Mt. Holly facility in 2003. Century had a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009 (the “Original Sales Contract”). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009 which had provided for fixed prices. At that time, the parties entered into a new contract (the “New Sales Contract”) that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. The New Sales Contract provides for variable pricing determined by reference to the LME for the years 2005 through 2009. For deliveries through 2004, the price of primary aluminum delivered will remain fixed.

     Prior to the January 2003 agreement to terminate and settle the years 2005 though 2009 of the Original Sales Contract, the Company had been classifying and accounting for it as a normal sales contract under Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A contract that is so designated and that meets other conditions established by SFAS No. 133 is exempt from the requirements of SFAS No. 133, although by its term the contract would otherwise be accounted for as a derivative instrument. Accordingly, prior to January 2003, the Original Sales Contract was recorded on an accrual basis of accounting and changes in the fair value of the Original Sales Contract were not recognized.

     According to SFAS No. 133, it must be probable that at inception and throughout its term, a contract classified as “normal” will not result in a net settlement and will result in physical delivery. In April 2003, the Company and Glencore net settled a significant portion of the Original Sales Contract, and it no longer qualified for the “normal” exception of SFAS No. 133. The Company marked the Original Sales Contract to current fair value in its entirety. Accordingly, in the first quarter of 2003 the Company recorded a derivative asset and a pre-tax gain of $41.7 million. Of the total recorded gain, $26.1 million related to the favorable terms of the Original Sales Contract for the years 2005 through 2009, and $15.6 million relates to the favorable terms of the Original Sales Contract for 2003 through 2004.

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

     On April 1, 2003, the Company received $35.5 million from Glencore, $26.1 million of which relates to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9.4 million of which represents the fair value of the New Sales Contracts, discussed below. The Company will account for the unsettled portion of the Original Sales Contract (years 2003 and 2004) as a derivative and will recognize period-to-period changes in fair value in current income. The Company will also account for the New Sales Contract as a derivative instrument under SFAS No. 133. The Company has not designated the New Sales Contract as “normal” because it replaces and substitutes for a significant portion of the Original Sales Contract which, after January 2003, no longer qualified for this designation. The $9.4 million initial fair value of the New Sales Contract is a derivative liability and represents the present value of the contract’s favorable term to Glencore in that the New Sales Contract excludes from its variable price an estimated U.S. Midwest premium, adjusted for delivery considerations. Because the New Sales Contract is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

Pricing and Risk Management

     The Company’s operating results are sensitive to changes in the price of primary aluminum and the raw materials used in its production. As a result, Century attempts to mitigate the effects of fluctuations in primary aluminum and raw material prices through the use of various fixed-price commitments and financial instruments.

  Pricing

     The Company offers a number of pricing alternatives to its customers which, combined with Century’s metals risk management activities, are designed to lock in a certain level of price stability on its primary aluminum sales. Pricing of Century’s products is generally offered either at a fixed-price, where the customer pays an agreed-upon price over an extended period of time, or an indexed or “market” price, where the customer pays an agreed-upon premium over the LME price or relative to other market indices.

  Risk Management

     The Company manages its exposure to fluctuations in the price of primary aluminum by selling primary aluminum at fixed prices for future delivery, through financial instruments, and by purchasing alumina under supply contracts with prices tied to the same indices as the Company’s aluminum sales contracts. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts. The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. These activities are regularly reported to the Board of Directors of Century. The Company’s risk management activities do not include trading or speculative transactions. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Competition

     The market for primary aluminum is diverse and highly competitive. The Company competes in the production and sale of primary aluminum with numerous other producers. The Company’s principal competitors are Alcoa, Alcan and various other smaller primary aluminum producers. Aluminum also competes with other materials such as steel, plastic and glass which may be used as alternatives for some applications based upon functionality and relative pricing.

     The Company believes that it competes on the basis of quality, price, timeliness of delivery and customer service. Some of the Company’s competitors have substantially greater manufacturing and financial resources, and some have cost structures that are more advantageous than the Company’s. The Company anticipates that continuing industry consolidation will intensify competition and further emphasize the importance of cost efficient operations.

Environmental Matters

  Environmental Contingencies

     The Company is subject to various environmental laws and regulations. The Company has spent, and expects to spend, significant amounts for compliance with those laws and regulations. In addition, some of the Company’s past manufacturing activities have resulted in environmental consequences which require remedial measures. Under certain environmental laws which may impose liability regardless of fault, the Company may be liable for the costs of remediation of contaminated property, including its current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. The Company believes, based on information currently available to its management, that its current environmental liabilities are not likely to have a material adverse effect on the Company. However, the Company cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas. Such future requirements may result in liabilities which may have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

     The 1990 amendments to the Clean Air Act impose stringent standards on the aluminum industry’s air emissions. These amendments affect the Company’s operations as technology-based standards relating to reduction facilities and carbon plants have been instituted. Although the Company cannot predict with certainty how much it will be required to spend to comply with these standards, its general capital expenditure plan includes certain projects designed to improve its compliance with both known and anticipated air emissions requirements.

  Hawesville Facility

     On July 6, 2000, while the Hawesville facility was owned by Southwire, the EPA issued a final Record of Decision (“ROD”), under the federal Comprehensive Environmental Response, Compensation and Liability Act, which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

•	removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls (“PCBs”);

•	management and containment of soils and sediments with low PCB contamination in certain areas on-site; and

•	the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

     Under the Company’s agreement with Southwire to purchase the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. The total costs for the remedial actions to be undertaken and paid for by Southwire relative to these liabilities are estimated under the ROD to be $12.6 million and the forecast of annual operating and maintenance costs is $1.2 million. Century will operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century for any expense that exceeds $0.4 million annually.

     If on-site environmental liabilities relating to pre-closing activities at the Hawesville facility that were not known to exist as of the date the acquisition closed become known before March 31, 2007, the Company will share the costs of remedial action with Southwire on a sliding scale depending on the year the liability is identified. Any on-site environmental liabilities arising from pre-closing activities which do not become known until on or after March 31, 2007, will be the responsibility of the Company. In addition, the Company will be responsible for any post-closing environmental costs which result from a change in environmental laws after the closing or from its own activities, including a change in the use of the facility. In addition, Southwire indemnified the Company against all risks associated with off-site hazardous material disposals by the Hawesville plant which pre-date the closing of the acquisition.

     The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to the Hawesville facility’s operations, including the stock of Gaston Copper Recycling Corporation (“Gaston”), a secondary metals recycling facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its recycling facility. Gaston and all other non-Hawesville assets owned at any time by Metalsco were identified in the Company’s agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville facility containing Hawesville’s former potliner disposal areas, which are the sources of cyanide contamination in the facility’s groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site.

     Southwire has secured its indemnity obligations to the Company for environmental liabilities until April 1, 2008 by posting a letter of credit, currently in the amount of $14.2 million, issued in the Company’s favor, with an additional $15.0 million to be posted if Southwire’s net worth drops below a pre-determined level during that period. The amount of security Southwire provides may increase (but not above $14.7 million or $29.7 million, as applicable) or decrease (but not below $3.0 million) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations when and if they arise. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. Southwire’s failure to meet its indemnity obligations or any significant increase in the Company’s anticipated shared or assumed liability could have a material adverse affect on the Company’s financial condition, results of operations and liquidity.

  Ravenswood Facility

     Century of West Virginia is performing certain remedial measures at its Ravenswood facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI, and the Company expects that neither the EPA, nor the State of West Virginia will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser, which had previously owned and operated the Ravenswood facility, and will be the financial responsibility of Kaiser.

     Kaiser owned and operated the Ravenswood facility for approximately 30 years before Century of West Virginia acquired it. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser’s ownership and operation. Under the terms of the purchase agreement for the Ravenswood facility (the “Kaiser Purchase Agreement”), Kaiser retained responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas. On February 12, 2002, Kaiser and certain wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company believes that the bankruptcy will not relieve Kaiser of its responsibilities as to some of the remedial measures performed at the Ravenswood facility. The Company cannot be certain of the ultimate outcome of the bankruptcy and, accordingly, the Company may be unable to hold Kaiser responsible for its share of remedial measures.

     Under the terms of the agreement to sell its fabricating businesses to Pechiney (the “Pechiney Agreement”), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia’s indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company’s indemnification rights under its stock purchase agreement with Alcoa relating to the Company’s purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2.0 million. Payments under this indemnification would be limited to $25.0 million for on-site liabilities, but there is no limit on potential future payments for any off-site liabilities. The Company does not believe there are any undisclosed pre-closing conditions or off-site migration of hazardous substances, and it does not believe that it will be required to make any potential future payments under this indemnification.

  Mt. Holly Facility

     The Company is not aware of any material cost of environmental compliance or any material environmental liability for which it would be responsible at the Mt. Holly facility.

  Vialco

     Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the “Order”) pursuant to which Century and other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility in 1989 to one of the Company’s subsidiaries, Virgin Islands Alumina Corporation (“Vialco”), has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through December 31, 2003, the Company has spent approximately $0.4 million on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $0.2 million, which may be offset in part by sales of recoverable hydrocarbons. However, under the indemnification, there is no limit to the potential future payments.

     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1.3 million and $1.4 million at December 31, 2003 and December 31, 2002, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company’s inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company’s future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters, or environmental matters concerning Mt. Holly, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

Intellectual Property

     The Company owns or has rights to use a number of patents or patent applications relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents or patent applications.

     The Company owns the rights to the aluminum reduction technology used at the Hawesville facility. Southwire purchased the original technology from Kaiser, and under the terms of the purchase agreement, ownership rights to the basic technology and certain improvements vested in Southwire. These improvements included the redesign of production systems, equipment and apparatus used in the reduction of alumina into primary aluminum products.

Employees and Labor Relations

     The Company employs a work force of approximately 1,450 persons, consisting of approximately 1,160 hourly employees and approximately 290 salaried employees. The Company has approximately 540 hourly employees and 110 salaried employees at the Ravenswood facility, and approximately 620 hourly employees and 167 salaried employees at the Hawesville facility. The hourly employees at the Ravenswood and Hawesville facilities are represented by the United Steelworkers of America (“USWA”). The employees at the Mt. Holly facility are employed by Alcoa and are not unionized. The Company’s corporate office, located in Monterey, California, has 13 salaried employees.

     The hourly employees at the Ravenswood facility are covered by a labor agreement with the USWA which expires May 31, 2006. The agreement calls for fixed increases in hourly wages and provides for certain benefit adjustments each year.

     In connection with the Hawesville acquisition in April 2001, Century negotiated a five-year collective bargaining agreement expiring March 31, 2006 which covers all of the represented hourly employees at the Hawesville facility. The agreement provides for fixed increases in hourly wages in the first, third, fourth and fifth years and certain benefit adjustments over the life of the agreement.

     Century maintains noncontributory defined benefit pension plans for all salaried employees and the hourly employees and the Company contributes to a multi-employer benefit plan for the hourly employees at the Hawesville facility. In addition, the Company maintains postretirement healthcare and life insurance benefit plans and defined contribution 401(k) plans for its salaried and hourly employees. Management believes that its relations with its employees are good.

Item 2. Properties

     The Hawesville facility occupies 189 acres on a site totaling 747 acres located on the Ohio River in Hawesville, Kentucky. The Hawesville facility began operations in 1970 and has an annual production capacity of approximately 538 million pounds. As of April 1, 2003, Century owns 100% of the Hawesville facility. From April 1, 2001 to April 1, 2003, Century’s portion of the annual production capacity of the Hawesville facility was 430 million pounds. See Item 1, “Business — Facilities and Production — Hawesville Facility.”

     The Ravenswood facility occupies 350 acres on a site totaling 2,290 acres located on the Ohio River near Ravenswood, West Virginia. The Ravenswood facility was built in 1957 and has an annual production capacity of approximately 375 million pounds. See Item 1, “Business — Facilities and Production — Ravenswood Facility.”

     The Hawesville and Ravenswood facilities are subject to mortgages in connection with the Company’s outstanding debt as further described in Part II, Item 7, “Management’s Discussion and Analysis – Debt Service.”

     The Mt. Holly facility occupies 1,000 acres on a site totaling 6,500 acres located in Mt. Holly, South Carolina. The Mt. Holly facility was constructed in 1980 and has an annual production capacity of approximately 489 million pounds. Century owns a 49.7% interest in the Mt. Holly facility and the remaining interest is owned by Alcoa. Alcoa manages and operates the facility pursuant to an owners’ agreement whereby each owner furnishes its own alumina for conversion to aluminum and is responsible for its pro rata share of the operating and conversion costs. See Item 1, “Business — Facilities and Production — Mt. Holly Facility.”

     Equipment failures at the Ravenswood, Mt. Holly or Hawesville facilities could limit or shut down the Company’s production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.

     The Company may suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. The Company uses large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, the Company may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down production operations for a prolonged period of time. Although the Company maintains property and business interruption insurance to mitigate losses resulting from catastrophic events, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. The Company’s coverage may not be sufficient to cover all losses, or certain events may not be covered. For example, Century’s insurance does not cover any losses it may incur if its suppliers are unable to provide the Company with power during periods of unusually high demand. Certain material losses which are not covered by insurance may trigger a default under the Company’s revolving credit facility.

Item 3. Legal Proceedings

     Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions in various jurisdictions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser bankruptcy, which is described in more detail in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” will have any effect on the settlements it has reached on those asbestos claims. Since the Kaiser bankruptcy, the Company has been named in an additional 82 civil actions based on similar allegations with unspecified monetary claims against Century. Three of these civil actions have been dismissed. The Company does not know if any of the remaining 79 claimants were in the Ravenswood facility during the Company’s ownership, but management believes that the costs of investigation or settlements, if any, will be immaterial.

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes the ultimate disposition will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity. For a description of certain environmental matters involving the Company, see Item 1, “Environmental Matters.”

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2003.

Executive Officers of the Registrant

     The following table sets forth certain information concerning the executive officers of the Company. Each such person serves at the discretion of the Board of Directors.

		Business Experience and Principal Occupation or Employment
Name	Age	During the Past 5 Years; Positions Held with Company

Craig A. Davis	63	Chairman of the Company for more than five years. Chief Executive Officer of the Company for more than five years.

Gerald J. Kitchen	63	Executive Vice President, General Counsel and Chief Administrative Officer of the Company for more than five years.

David W. Beckley	59	Executive Vice President and Chief Financial Officer of the Company for more than five years.

E. Jack Gates	62	Executive Vice President and Chief Operating Officer since October 2003, Vice President, Reduction Operations, of the Company since December 2000; President and Chief Executive Officer of F.G. Pruitt, Inc., from 1997 until December 2000; various management positions with Reynolds Metals Company from 1964 until 1997.

Daniel J. Krofcheck	50	Vice President and Treasurer of the Company for more than five years.

Steve Schneider	48	Vice President and Corporate Controller of the Company since April 2002; Corporate Controller of the Company since April 2001; Private Business Consultant from 2000 through April 2001; various management positions with Alcoa Inc. from 1977 until 2000.

Peter C. McGuire	56	Vice President and Associate General Counsel for the Company since April 2002; Associate General Counsel for the Company for more than five years.

     Craig A. Davis, who served as the Company’s Chief Executive Officer prior to January 1, 2003, was elected as its Chief Executive Officer on October 15, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     The Company’s common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.

	High	Low

2002
First Quarter	$16.50	$11.00
Second Quarter	$17.51	$12.70
Third Quarter	$15.19	$6.71
Fourth Quarter	$8.63	$5.70
2003
First Quarter	$7.65	$5.61
Second Quarter	$7.61	$5.82
Third Quarter	$12.71	$6.90
Fourth Quarter	$22.25	$10.41

     At January 30, 2004, there were 28 holders of record of the Company’s outstanding common stock, which does not include the number of beneficial owners whose common stock was held in street name.

     The Company did not declare or pay any dividends in 2003 on its common or preferred stock. The Company declared and paid annual dividends of $0.15 per share of common stock (paid in quarterly amounts of $0.05 per share through the third quarter) during 2002. Additionally, the Company declared and paid preferred dividends of $1.5 million on its preferred stock in 2002. The Company’s revolving credit facility and the indenture governing the Company’s senior secured first mortgage notes contain, among other things, restrictions on the payment of dividends by the Company. The terms of the Company’s convertible preferred stock restrict the Company from paying dividends on its common stock unless all dividend arrearages have been paid on the convertible preferred stock. The Company suspended its common and preferred stock dividends in the fourth quarter of 2002. This action was taken because the Company was near the limits on allowable dividend payments under the covenants in its indenture. See Part II, Item 7, “Liquidity and Capital Resources.”

Equity Compensation Plan Information (1)
As of December 31, 2003

		Weighted	Number of Shares Remaining
	Number of Shares	Average	Available for Future Issuance
	to be Issued Upon Exercise	Exercise	Under Equity Compensation Plans,
Plan Category	of Outstanding Options	Price	Excluding Outstanding Options (2)

Equity compensation plans approved by security holders	677,020	$12.94	869,795

Total	677,020	$12.94	869,795

(1)	All equity compensation plan information presented in this table relates to the following plans approved by the Company’s shareholders:
     1996 Stock Incentive Plan
Non-Employee Directors Stock Option Plan

(2)	Includes 635,608 unvested performance shares to be awarded pursuant to the Company’s 1996 Stock Incentive Plan (the “Plan”) upon attainment of certain performance objectives. The performance shares vest and are issued in accordance with the guidelines set forth in the Plan, as implemented by the Company’s Board of Directors.

Item 6. Selected Consolidated Financial Data

     The following table presents consolidated financial data of the Company for the years indicated. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2003 and 2002 and the selected consolidated statement of operations data for each of the years ended December 31, 2003, 2002, and 2001 is derived from the Company’s consolidated financial statements audited by Deloitte & Touche LLP which are included herein. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2001, 2000 and 1999 and the selected consolidated statement of operations data for each of the years ended December 31, 2000 and 1999 is derived from the Company’s consolidated financial statements audited by Deloitte & Touche LLP which are not included herein. The Company’s selected historical results of operations include:

•	the results from the rolling and fabrication businesses until their sale in September 1999;

•	the results from the additional 23% interest in the Mt. Holly facility since the Company acquired it in April 2000;

•	the results from the 80% interest in the Hawesville facility since the Company acquired it in April 2001; and

•	the results from the remaining 20% interest in the Hawesville facility since the Company acquired it in April 2003.

     Accordingly, the results for those periods and prior periods are not fully comparable to the results of operations for fiscal year 2003 and are not indicative of the Company’s current business. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and notes thereto appearing in Part II, Items 7 and 8, respectively.

	Year Ended December 31,

	2003(6)	2002	2001(3)	2000(2)	1999(1)(5)

	(in thousands, except per share data)
Statement of Operations Data:
Net sales — third party customers	$660,593	$603,744	$543,453	$299,277	$497,475
Net sales — related parties	121,886	107,594	111,469	129,320	68,801

Total net sales	782,479	711,338	654,922	428,597	566,276
Cost of goods sold	734,441	691,277	634,214	396,139	572,921

Gross profit (loss)	48,038	20,061	20,708	32,458	(6,645)
Selling, general and administrative expenses	20,833	15,783	18,598	13,931	18,884

Operating income (loss)	27,205	4,278	2,110	18,527	(25,529)
Gain on sale of fabricating businesses	—	—	—	5,156	41,130
Interest expense – third party	(41,269)	(40,813)	(31,565)	(408)	(5,205)
Interest expense – related parties	(2,579)	—	—	—	—
Interest income	339	392	891	2,675	1,670
Other income (expense)	(688)	(1,843)	2,592	6,461	(2,917)
Net gain (loss) on forward contracts (4)	25,691	—	(203)	4,195	(5,368)

Income (loss) before income taxes and minority interest and cumulative effect of change in accounting principle	8,699	(37,986)	(26,175)	36,606	3,781
Income tax benefit (expense)	(2,841)	14,126	8,534	(11,301)	138

Income (loss) before minority interest and cumulative effect of change in accounting principle	5,858	(23,860)	(17,641)	25,305	3,919
Minority interest	986	5,252	3,939	—	—

Income (loss) before cumulative effect of change in accounting principle	6,844	(18,608)	(13,702)	25,305	3,919
Cumulative effect of change in accounting principle, net of tax benefit of $3,430 (7)	(5,878)	—	—	—	—

Net income (loss)	966	(18,608)	(13,702)	25,305	3,919
Preferred dividends	(2,000)	(2,000)	(1,500)	—	—

Net income (loss) applicable to common shareholders	$(1,034)	$(20,608)	$(15,202)	$25,305	$3,919

	Year Ended December 31,

	2003(6)	2002	2001(3)	2000(2)	1999(1)(5)

Earnings (Loss) Per Common Share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.23	$(1.00)	$(0.74)	$1.25	$0.19
Cumulative effect of change in accounting principle	(0.28)	—	—	—	—

Net income (loss)	$(0.05)	$(1.00)	$(0.74)	$1.25	$0.19

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.23	$(1.00)	$(0.74)	$1.24	$0.19
Cumulative effect of change in accounting principle	(0.28)	—	—	—	—

Net income (loss)	$(0.05)	$(1.00)	$(0.74)	$1.24	$0.19

Dividends Per Common Share	$0.00	$0.15	$0.20	$0.20	$0.20

	December 31,

	2003 (6)(7)	2002	2001(3)	2000(2)	1999(1)

	(in thousands)
Balance Sheet Data (at period end):
Working capital	$78,534	$94,618	$62,312	$76,701	$124,391
Intangible asset – power contract -net	99,136	119,744	146,002	—	—
Total assets	810,326	765,167	776,706	333,770	310,802
Long-term debt	336,310	321,852	321,446	—	—
Total noncurrent liabilities	513,758	453,011	441,329	74,511	58,831
Total shareholders’ equity	187,697	192,132	217,185	202,639	179,728

(1)	On September 21, 1999, the Company sold its rolling and fabrication businesses to Pechiney for $234.3 million and recorded pre-tax gains of $41.1 million in 1999 and $5.2 million in 2000. Accordingly, the results of operations following that date do not include results from the rolling and fabrication businesses. Similarly, balance sheet data as of and following December 31, 1999 does not include the assets and liabilities related to the rolling and fabrication businesses.

(2)	On April 1, 2000, the Company purchased an additional 23% interest in the Mt. Holly facility from Xstrata, an affiliate of Glencore, increasing the Company’s ownership interest to 49.7%. Accordingly, the results of operations following that date reflect the increased production which resulted from that purchase. Similarly, balance sheet data as of and following December 31, 2000 includes the assets and liabilities related to the additional 23% interest in the Mt. Holly facility.

(3)	On April 1, 2001, the Company purchased the Hawesville facility from Southwire Company. Simultaneously, the Company effectively sold a 20% interest in the Hawesville facility to Glencore. Accordingly, the results of operations following that date reflect the increased production which resulted from Century’s 80% interest. Similarly, balance sheet data as of and following December 31, 2001 includes assets and liabilities related to the Company’s 80% interest in the Hawesville facility.

(4)	On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments. As a result, to the extent that the Company’s derivatives are designated as effective cash flow hedges, unrealized gains (losses) are reported as accumulated other comprehensive income, rather than reported in the Statement of Operations as was done in 2000 and 1999. Beginning in 2001, realized gains (losses) resulting from effective cash flow hedges are reported as adjustments to net sales and cost of goods sold.

(5)	In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The provisions of the Statement require that any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet certain criteria shall be reclassified. In 1999, the Company had previously recorded an extraordinary loss of $1,364 for the write-off of deferred bank fees, net of income tax benefit of $766. This item was reclassified to Other income (expense) for the year.

(6)	In April 2003, the Company purchased Glencore’s 20% interest in the Hawesville facility. Accordingly, the results of operations following that date reflect the increased production which resulted from Century’s additional 20% interest in the Hawesville facility. Similarly, balance sheet data as of December 31, 2003 includes assets and liabilities related to the Company’s additional 20% interest in the Hawesville facility.

(7)	With the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003, Century recorded an asset retirement obligation (“ARO”) asset of $6,848, net of accumulated amortization of $7,372, a Deferred Tax Asset of $3,430 and an ARO liability of $14,220. The net amount initially recognized as a result of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     The Company produces primary aluminum. The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand. The key determinants of the Company’s results of operations and cash flow from operations are as follows:

•	The Company’s selling price is based on the LME price of primary aluminum and fixed price sales contracts.

•	The Company’s plants operate near capacity, and fluctuations in volume, other than through acquisitions, generally are small.

•	The principal components of cost of goods sold are alumina, power, and labor, which were in excess of 70% of the 2003 cost of goods sold. Many of these costs are covered by long-term contracts as described below.

     Average realized price and cost of goods sold per pound shipped are key performance indicators. Revenue varies significantly from period to period due to fluctuations in the LME price of aluminum. Any adverse changes in the conditions that affect the market price of primary aluminum could have a material adverse effect on the Company’s results of operations and cash flows. Revenue is also impacted by the Company’s hedging activities. Working capital is relatively stable. Fluctuations in working capital are influenced by the LME price of primary aluminum and by the timing of cash receipts and disbursements from major customers and suppliers.

     Cost of goods sold, excluding alumina, is expected to remain relatively stable because the Company’s plants operate near capacity and its major cost drivers are covered by long-term contracts. Fluctuations in the cost of alumina are expected as the pricing in these contracts is variable, based on LME prices. Power contracts provide for primarily fixed priced power through 2005, subject to adjustments for fuel costs for Mt. Holly. Power usage is expected to be consistent with prior periods. Labor costs should be consistent with modest increases for negotiated salary and benefit increases.

     The following discussion reflects the Company’s historical results of operations, which (1) do not include results from the Company’s interest in the Hawesville facility until the 80% interest was acquired in April 2001 and (2) do not include the Company’s 20% interest in Hawesville facility until it was acquired in April 2003. Accordingly, the results for fiscal years 2001 and 2002 are not fully comparable to the results of operations for fiscal year 2003 and are not indicative of the Company’s current business. The reader should read the following discussion in conjunction with the consolidated financial statements included elsewhere in this filing.

     Through ownership interests in the Mt. Holly, Ravenswood, and Hawesville facilities, the Company has an annual production capacity of approximately 1.2 billion pounds of primary aluminum.

Key Long-Term Primary Aluminum Sales Contracts

     The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum. A summary of Century’s long-term primary aluminum sales contracts is provided below. See Part I, Item 1, “Sales and Distribution” for further discussion of these contracts.

Contract	Customer	Volume	Term	Pricing

Pechiney Metal Agreement	Pechiney	276 to 324 million pounds per year	Through December 31, 2005	Variable, based on U.S. Midwest market

Original Sales Contract	Glencore	110 million pounds per year	Through December 31, 2004	Fixed price

New Sales Contract	Glencore	110 million pounds per year	January 2005 through December 31, 2009	Variable, LME based

Glencore Metal Agreement	Glencore	45 million pounds per year	January 2004 through December 31, 2013	Variable, based on U.S. Midwest market

Southwire Metal Agreement	Southwire	300 million pounds per year	Through March 31, 2011	Variable, based on U.S. Midwest market

     Apart from the Pechiney Metal Agreement, Original Sales Contract, New Sales Contract, the Glencore Metal Agreement, and Southwire Metal Agreement, the Company had forward delivery contracts to sell 351.8 million pounds and 329.0 million pounds of primary aluminum at December 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 70.5 million pounds and 42.9 million pounds of primary aluminum at December 31, 2003 and December 31, 2002, respectively, of which, 53.5 million pounds and 0.3 million pounds at December 31, 2003 and December 31, 2002, respectively, were with Glencore.

Key Long-Term Supply Agreements

  Alumina Supply Agreements

     The Company is party to long-term supply agreements with Glencore and Kaiser that supply a fixed quantity of alumina at prices indexed to the price of primary aluminum quoted on the LME. A summary of these agreements is provided below. See Part I, Item 1, “Facilities and Production,” for additional discussion of these alumina agreements.

Facility	Supplier	Term	Pricing

Ravenswood	Glencore	Through December 31, 2006	Variable, LME based

Mt. Holly	Glencore	Through December 31, 2006 (54% of requirement)	Variable, LME based

Mt. Holly	Glencore	Through January 31, 2008 (46% of requirement)	Variable, LME based

Hawesville	Kaiser (1)	Through December 31, 2008	Variable, LME based

(1) Kaiser filed for bankruptcy under Chapter 11 of the Bankruptcy Code in February 2002. Subsequent to that date, and with bankruptcy court approval, Kaiser agreed to assume the Company’s alumina supply agreement, and it agreed to a new alumina supply agreement for the Company’s Hawesville facility for the years 2006 through 2008. To date, Kaiser has continued to supply alumina to the Company pursuant to the terms of its agreement. In June 2003, Kaiser announced it was exploring the sale of several of its facilities, including Gramercy. The Company, together with a partner, is considering purchasing that facility. If the Company were to acquire the Gramercy facility, the price the Company would pay for alumina used by the Hawesville facility would be based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs may be materially higher than an LME-based price. If the Company were not to purchase the Gramercy facility, and Kaiser or a successor failed to continue to supply alumina to the Hawesville facility pursuant to the terms of the agreements, the Company’s costs for alumina could increase substantially, and it may not be able to fully recover damages resulting from breach of those contracts.

Electrical Power Supply Agreements

     The Company uses significant amounts of electricity in the aluminum production process. A summary of these power supply agreements is provided below.

Facility	Supplier	Term	Pricing

Ravenswood	Ohio Power Company	Through December 31, 2005	Fixed price

Mt. Holly	Santee Cooper	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010

Hawesville	Kenergy	Through December 31, 2010	Fixed price through 2004, 16% unpriced in 2005, 27% unpriced 2006 though 2010

Labor Agreements

     The Company’s labor costs at the Ravenswood and Hawesville facilities are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. The employees at the Mt. Holly facility are employed by Alcoa and are not unionized. A summary of key labor agreements is provided below. See Part I, Item 1, “Employees and Labor Relations” for additional discussion about the Company’s work force.

Facility	Organization	Term

Ravenswood	USWA	Through May 31, 2006

Hawesville	USWA	Through March 31, 2006

Mt. Holly	Not Unionized	Not Applicable

Application of Critical Accounting Policies

     The Company’s significant accounting policies are discussed in Note 1 of the consolidated financial statements. The preparation of the financial statements requires that management make subjective estimates, assumptions and judgments in applying these accounting policies. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on the presentation of the Company’s financial position or results of operations. Significant judgments and estimates made by the Company include expenses and liabilities related to pensions and other postemployment benefits and forward delivery contracts and financial instruments.

     Pension and Other Postemployment Benefit Liabilities

     The Company sponsors various pension plans and also participates in a union sponsored multi-employer pension plan for the collective bargaining unit employees at the Hawesville facility. The liabilities and annual income or expense of the Company’s pension and other postemployment benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return.

     In developing its expected long-term rate of return assumption for pension fund assets, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. The Company also considered its historical 10-year compound returns. Century anticipates that, as the economy recovers, the Company’s investments will generate long-term rates of return of 9.0%. The Company’s expected long-term rate of return is based on an assumed asset allocation of 65% equity funds and 35% fixed-income funds.

     The discount rate that the Company utilizes for determining future pension and post employment obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased to 6.25% at December 31, 2003 from 6.5% and 7.25% at December 31, 2002 and 2001, respectively.

     Lowering the expected long-term rate of return by 0.5% (from 9.0% to 8.5%) would have increased the Company’s pension expense for the year ended December 31, 2003 by approximately $0.2 million. Lowering the discount rate assumptions by 0.5% would have increased the Company’s pension expense for the year ended December 31, 2003 by approximately $0.4 million.

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

     Measurement of the Company’s postretirement benefit obligations requires the use of several assumptions about factors that will affect the amount and timing of future benefit payments. The assumed health care cost trend rates are the most critical assumptions for measurement of the postretirement benefits obligation. Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations.

     The Company assumes medical inflation is initially 10%, declining to 5% over six years and thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2003:

	One Percentage	One Percentage
	Point Increase	Point Decrease

	(in thousands)
Effect on total of service and interest cost components	$2,051	$(1,706)
Effect on accumulated postretirement benefit obligation	$18,126	$(15,707)

     Forward Delivery Contracts and Financial Instruments

     The Company routinely enters into fixed and market priced contracts (physical and financial) for the sale of primary aluminum and the purchase of raw materials in future periods. The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” in accounting for these types of contracts. For those physical delivery contracts which management believes are probable of future delivery, such contracts are classified as normal purchases and normal sales and are not accounted for as derivatives.

     The aluminum-based financial and physical delivery contracts that are derivatives, as provided for in current accounting standards, are marked-to-market using the LME spot and forward market for primary aluminum. Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium. Fluctuations in the LME price of primary aluminum have a significant impact on gains and losses included in the Company’s financial statements from period to period. Unrealized gains and losses are either included in Other comprehensive income (loss) or Net gain (loss) on forward contracts, depending on criteria as provided for in the accounting standards.

     The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas. Fluctuations in the NYMEX price of natural gas can have a significant impact on gains and losses included in the Company’s financial statements from period to period. The Company has designated these forward contracts as cash flow hedges for forecasted natural gas transactions in accordance with the provisions of SFAS No. 133 (as amended). The Company assesses the effectiveness of these cash flow hedges quarterly. The effective portion of the gains and losses are recorded in Other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

     The principal contracts affected by these standards and the resulting effects on the financial statements are described in the consolidated financial statements and related notes thereto.

Results of Operations

     The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company’s Statements of Operations. The following table includes the results from the Company’s 80% interest in the Hawesville facility since its acquisition on April 1, 2001, and results from the Company’s additional 20% interest in the Hawesville facility since its acquisition in April 2003.

	Percentage of Net Sales

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(93.9)	(97.2)	(96.8)

Gross profit	6.1	2.8	3.2
Selling, general and administrative expenses	(2.6)	(2.2)	(2.9)

Operating income	3.5	0.6	0.3
Interest expense	(5.6)	(5.7)	(4.8)
Interest income	0.1	0.1	0.1
Other income (expense)	(0.1)	(0.3)	0.4
Net gain on forward contracts	3.3	—	—

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	1.2	(5.3)	(4.0)
Income tax benefit (expense)	(0.4)	2.0	1.3

Income (loss) before minority interest and cumulative effect of accounting change	0.8	(3.3)	(2.7)
Minority interest	0.1	0.7	0.6

Income (loss) before cumulative effect of change in accounting principle	0.9	(2.6)	(2.1)
Cumulative effect of change in accounting principle	(0.8)	—	—

Net income (loss)	0.1%	(2.6)%	(2.1)%

     The following table sets forth, for the periods indicated, the pounds and the average sales price per pound shipped:

	Primary
	Aluminum

	Direct
	Pounds	$/Pound

	(pounds in thousands)
2003
First Quarter	257,040	$0.70
Second Quarter(2)	290,023	0.68
Third Quarter	292,567	0.69
Fourth Quarter	286,912	0.72

Total	1,126,542	$0.69
2002
First Quarter	263,019	$0.68
Second Quarter	262,470	0.69
Third Quarter	262,262	0.67
Fourth Quarter	261,544	0.67

Total	1,049,295	$0.68
2001
First Quarter	149,274	$0.74
Second Quarter(1)	255,145	0.74
Third Quarter	259,408	0.71
Fourth Quarter	254,616	0.68

Total	918,443	$0.71

(1)	The table includes the results from the Company’s 80% interest in the Hawesville facility since its acquisition in April 2001.

(2)	The table includes the results from the Company’s additional 20% interest in the Hawesville facility since its acquisition in April 2003.

  Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     The following discussion reflects Century’s historical results of operations, which do not include results for the Company’s additional 20% interest in the Hawesville facility until it was acquired from Glencore in April 2003.

     Net sales. Net sales for the year ended December 31, 2003 increased $71.1 million or 10.0% to $782.5 million. Increased shipment volume of 77.2 million pounds in 2003, primarily associated with the additional 20% interest in the Hawesville facility beginning in April 2003, accounted for $52.4 million of the increase. Higher price realizations for primary aluminum in 2003 due to an improved LME price for primary aluminum contributed an additional $18.8 million in sales.

     Gross profit. Gross profit for the year ended December 31, 2003 increased $28.0 million or 139.5% to $48.0 million from $20.1 million for the same period in 2002. Increased shipments, primarily from the additional 20% interest in the Hawesville facility beginning in April 2003, improved gross profit by $5.7 million. The remaining $22.3 million improvement in gross profit was a result of lower depreciation and amortization charges, $5.4 million, primarily due to lower amortization charges related to the intangible asset, see Part II, Item 8, Note 1 to the “Consolidated Financial Statements,” reduced charges to cost of goods sold for lower-of-cost or market inventory adjustments, $7.3 million, and improved price realizations net of increased alumina costs, $10.2 million, other net benefits of $1.0 million partially offset a charge for the excess cost of spot alumina purchases of $1.6 million due to a production curtailment at a supplier’s production facility.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2003 increased $5.1 million to $20.8 million. The increase was primarily a result of a $3.1 million charge related to an executive resignation in 2003. The remaining increase of $2.0 million was a result of increased incentive compensation associated with improved 2003 financial and operational results.

     Interest Expense. Interest expense during the year ended December 31, 2003 increased $3.0 million or 7.4% to $43.8 million. The change in interest expense was primarily a result of related party interest expense of $2.6 million associated with the Glencore Note.

     Other Income/Expense. Other Expense for the year ended December 31, 2003 declined by $1.2 million primarily due to a write-off in 2002 of $1.7 million in deferred costs associated with a prospective acquisition.

     Net Gain on Forward Contracts. Net Gain on Forward Contracts for the year ended December 31, 2003 was $25.7 million with no gain or loss reported for the same period in 2002. The gain recorded in 2003 primarily relates to the early termination of a fixed price forward sales contract with Glencore. See Part I, Item 1, “Business – Sales and Distribution — Mt. Holly.”

     Tax Provision/Benefit. Income tax provision increased $17.0 million to $2.8 million from an income tax benefit in 2002. The change in income taxes was a result of a pre-tax gain in 2003 compared to a pre-tax loss in 2002. The 2002 tax benefit was affected by a $1.5 million reduction in estimated income taxes payable relating to the reversal of prior period accruals.

     Minority Interest. Minority Interest reflects Glencore’s interest in the net operating results of Century Aluminum of Kentucky, LLC (the “LLC”), the limited liability company which holds the power contract for the Hawesville facility. The Minority Interest primarily represented the amortization of the power contract. Minority Interest for the year ended December 31, 2003 decreased $4.3 million to $1.0 million. The decrease was a result of eliminating the minority interest in April 2003 through Century’s acquisition of Glencore’s 20% interest in the Hawesville facility.

     Cumulative Effect of Change in Accounting Principle. The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. The cumulative effect of adopting this standard was a one-time, non-cash charge of $5.9 million, net of tax of $3.4 million.

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The following discussion reflects Century’s historical results of operations, which do not include results for the Company’s 80% interest in the Hawesville facility until it was acquired in April 2001.

     Net sales. Net sales for the year ended December 31, 2002 increased $56.4 million or 8.6% to $711.3 million. Increased shipment volume accounted for $93.3 million of the increase, primarily as a result of a full year of production at the Hawesville facility in 2002 versus a partial year in 2001. Lower price realizations for primary aluminum in 2002 partially offset the volume increase by $36.9 million.

     Gross profit. Gross profit for the year ended December 31, 2002 decreased $0.6 million or 3.1% to $20.1 million from $20.7 million for the same period in 2001. Gross profit remained relatively flat period to period despite an increase in shipments of 130.9 million pounds in 2002, because the additional gross profit from increased shipment volumes in 2002 was offset by (a) declining market prices for primary aluminum which reduced net sales $36.9 million and (b) increased depreciation and amortization charges of $12.2 million, primarily a result of a full year of charges from the Hawesville facility versus nine months in 2001. Gross profit was improved by (a) a reduction of $23.0 million in the cost of alumina purchased under new market based agreements in 2002, (b) reduced charges to cost of goods sold for lower-of-cost or market inventory adjustments, and (c) lower operating costs.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2002 decreased to $15.8 million from $18.6 million for the year ended December 31, 2001. The decrease was a result of a charge for bad debts of $4.4 million during the year end December 31, 2001, which was partially offset by additional expenses associated with a full year of charges from the Hawesville facility versus nine months in 2001 and increases in insurance and other expenses.

     Interest Expense. Interest expense during the year ended December 31, 2002 increased $9.2 million or 29.3%. The change in interest expense was due to the length of the time the 11 3/4% Senior Secured First Mortgage Notes due 2008 (the “Notes”) were outstanding. The Notes were outstanding for all of 2002 versus nine months in 2001.

     Other Income/Expense. Other expense for the year ended December 31, 2002 was $1.8 million. This compares to Other income of $2.6 million for the same period in 2001. The Other expense in 2002 was a result of a write-off of $1.7 million in deferred costs associated with a prospective acquisition. Other income of $2.6 million in 2001 resulted principally from the receipt of $3.4 million in settlement of the Company’s business interruption and property damage claim with its insurance carrier associated with an illegal work stoppage at the Ravenswood facility in August 1999. This settlement was partially offset by a loss on disposal of assets of $0.9 million during the year ended December 31, 2001.

     Tax Provision/Benefit. Income tax benefit for the year ended December 31, 2002 increased $5.6 million to $14.1 million compared to 2001. The change in income tax benefit was a result of a larger pre-tax loss in 2002 compared to 2001. The change in the 2002 effective tax rate from 2001 was affected by a $1.5 million reduction in 2002 of estimated income taxes payable relating to the reversal of prior period accruals.

     Minority Interest. Minority Interest reflects Glencore’s interest in the net operating results of Century Aluminum of Kentucky, LLC (the “LLC”), the limited liability company which holds the power contract for the Hawesville facility. The Minority Interest primarily represented Glencore’s share of the amortization of the power contract. Minority Interest for the year ended December 31, 2002 increased $1.4 million to $5.3 million from $3.9 million for the year ended December 31, 2001. The increase was a result of including a full year of amortization of the intangible asset in 2002 versus nine months in 2001.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity are cash flow from operations and available borrowings under its revolving credit facility. The Company’s principal uses of cash are operating costs, payments of interest on the Company’s outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements, and common and preferred stock dividends for periods prior to the fourth quarter of 2002.

  Debt Service

     As of December 31, 2003, the Company had $344.1 million of indebtedness outstanding, including $322.3 million of principal under the Notes, net of unamortized issuance discount, a $14.0 million promissory note payable to Glencore, and $7.8 million in industrial revenue bonds which were assumed in connection with the Hawesville acquisition.

     Notes. Interest payments on the 11 3/4% Senior Secured First Mortgage Notes are payable semiannually in arrears beginning on October 15, 2001. Payment obligations under the Notes are unconditionally guaranteed by the Company’s domestic subsidiaries (other than the LLC) and secured by mortgages and security interests in 80% of the real property, plant and equipment comprising the Hawesville facility and 100% of the same comprising the Ravenswood facility. The Notes will mature in 2008. The indenture governing the Notes contains customary covenants, including limitations on the Company’s ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock.

     Revolving Credit Facility. Effective April 1, 2001, the Company entered into a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Revolving Credit Facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Revolving Credit Facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. The Company measures its borrowing base at month-end. During the year ended December 31, 2003, the Company had a low borrowing base of $47.7 million and a high borrowing base of $68.1 million under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. On January 14, 2003, Moody’s Investor Service (“Moody’s”) issued an announcement revising its long-term debt ratings for the Company. Moody’s lowered the rating on the Company’s senior secured revolving credit facility from Ba2 to Ba3.

     Glencore Note Payable. In connection with the acquisition of the remaining 20% interest in the Hawesville facility, the Company entered into a six-year $40 million promissory note payable to Glencore. Amounts outstanding under the promissory note bear interest at a rate of 10% per annum and are secured by a first priority security interest in the remaining 20% interest in the Hawesville facility the Company acquired in April 2003. The promissory note matures on April 1, 2009 and requires principal and interest payments semi-annually, with principal payments based on the average closing prices for aluminum quoted on the LME for the six-month period ending two weeks prior to each payment date. The Company’s obligations under the promissory note are guaranteed by each of its consolidated subsidiaries (other than the LLC). In the fourth quarter of 2003, the Company repaid $26.0 million of outstanding principal under the Glencore note, a $1.0 million required payment and a $25.0 million prepayment of principal, which left $14.0 million in outstanding principal as of December 31, 2003.

     Industrial Revenue Bonds. As part of the purchase price for the Hawesville acquisition, the Company assumed industrial revenue bonds (the “IRBs”) in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the IRBs is paid quarterly. At December 31, 2003, the interest rate on the IRBs was 1.55%. The bonds are classified as current liabilities because they are remarketed weekly and, under the indenture governing the bonds, repayment upon demand could be required if there is a failed remarketing.

     The IRBs are secured by a Glencore guaranteed letter of credit. Century has agreed to reimburse Glencore for all costs arising from the letter of credit and has secured the reimbursement obligation with a first priority security interest in the 20% interest in the Hawesville facility. Century’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be approximately $8.2 million.

  Convertible Preferred Stock

     In connection with the Hawesville acquisition, the Company issued $25.0 million of Century Aluminum Company convertible preferred stock to Glencore. The Company is required to pay dividends on the preferred stock at a rate of 8% per year, which is cumulative (see Note 8 in Consolidated Financial Statements). The notes and the Revolving Credit Facility impose limitations on the Company’s ability to pay cash dividends. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of December 31, 2003, the Company had total unrecorded cumulative preferred dividend arrearages of $2.5 million or $5.00 per share of preferred stock.

  Working Capital

     Working capital was $78.5 million at December 31, 2003. The Company believes that its working capital will be consistent with past experience and that cash flow from operations and borrowing availability under the Revolving Credit Facility should be sufficient to meet working capital needs.

  Capital Expenditures

     Capital expenditures for 2003 were $18.9 million and were principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. The Revolving Credit Facility limits the Company’s ability to make capital expenditures; however, the Company believes that the amount permitted will be adequate to maintain its properties and business and comply with environmental requirements. The Company anticipates that capital expenditures will be approximately $20.0 million in 2004.

  Acquisitions, Liquidity and Financing

     The Company’s strategic objectives are to grow its aluminum business by pursuing opportunities to acquire primary aluminum reduction facilities which offer favorable investment returns and lower its per unit production costs; diversifying the Company’s geographic presence; and pursuing opportunities in bauxite mining and alumina refining. In connection with possible future acquisitions, the Company may need additional financing, which may be provided in the form of debt or equity. The Company cannot be certain that any such financing will be available. The Company anticipates that operating cash flow, together with borrowings under the Revolving

Credit Facility, will be sufficient to meet its future debt service obligations as they become due, as well as working capital and capital expenditures requirements. The Company’s ability to meet its liquidity needs, including any and all of its debt service obligations, will depend upon its future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors, many of which are beyond the Company’s control. The Company will continue from time to time to explore additional financing methods and other means to lower its cost of capital, including stock issuances or debt financing and the application of the proceeds to the repayment of bank debt or other indebtedness.

  Historical

     The Company’s Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 are summarized below:

	2003	2002	2001

	(dollars in thousands)
Net cash provided by operating activities	$87,379	$54,486	$38,623
Net cash used in investing activities	(78,695)	(18,196)	(382,245)
Net cash (used in) provided by financing activities	(25,572)	(4,586)	324,048

(Decrease) increase in cash	$(16,888)	$31,704	$(19,574)

     Net cash from operating activities in 2003 increased $32.9 million to $87.4 million from the 2002 level. The increase in 2003 was primarily the result of the $35.5 million first quarter termination and settlement of the Original Sales Contract as discussed in Part I, Item 1, “Business – Sales and Distribution.” Gross profit associated with increased shipments of 77.2 million pounds, mainly the result of the April 1, 2003 acquisition of the 20% interest in the Hawesville facility, improved cash provided from operating activities by an additional $5.6 million. Reduced tax refunds of $8.1 million and increased cash payments for interest of $2.0 million, primarily associated with the Glencore Note, partially offset the favorable change in cash from operating activities discussed above.

     Net cash from operating activities of $54.5 million in 2002 was $15.9 million more than in 2001. The increase in net cash provided by operating activities in 2002 was primarily a result of a $14.4 million increase in gross profit due to increased shipments of 130.9 million pounds due to a full year of ownership of 80% of the Hawesville facility versus nine months in 2001. Tax refunds of $17.6 million received during the year versus tax payments of $0.9 million in 2001 contributed an additional $18.5 million in net cash from operations in 2002. However, increased net interest payments, primarily a result of a full year of outstanding borrowings under the Notes in 2002 versus nine months in 2001, offset these favorable changes by $17.7 million.

     The Company’s net cash used in investing activities was $78.7 million in 2003, consisting of $59.8 million for the acquisition of the 20% interest in the Hawesville facility and $18.9 million of capital expenditures. The use of cash for investing activities in 2002 consisted primarily of capital expenditures. The use of cash in 2001 was primarily for the Hawesville acquisition and $14.5 million for capital expenditures.

     Net cash used in financing activities in 2003 was a result of paying $26.0 million on the Glencore Note. The cash used for financing activities in 2002 related primarily to common and preferred stock dividend payments made during the year. During 2001, the cash provided by financing activities was primarily from borrowings and the issuance of preferred stock related to the Hawesville acquisition and was partially offset by the payment of common and preferred stock dividends.

     The Company believes that cash flow from operations and its unused Revolving Credit Facility will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements.

Contractual Obligations

     In the normal course of business, the Company has entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations. The expected future cash flows required to meet these obligations are shown in the table below. The purchase obligations consist of long-term supply contracts for alumina and electrical power. The Other long-term liabilities include pension, SERB, other postretirement benefits, workers’ compensation liabilities, asset retirement obligations and estimated deferred tax payments. More information is available on these contractual obligations in Part II, Item 8, “Consolidated Financial Statements.”

	Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years

	(dollars in millions)
Long term debt (1)	$346.8	$2.0	$8.0	$329.0	$7.8
Operating lease obligations	0.2	0.2	—	—	—
Purchase obligations (2)	1290.2	312.6	496.9	242.5	238.2
Other long-term liabilities (3)	185.8	14.5	30.5	25.0	115.7

Total	$1,823.0	$329.3	$535.4	$596.5	$361.7

     (1) Long-term debt includes principal repayments on the Notes, the Glencore Note, and the IRBs. The Company assumed an LME price of $1,525 per metric ton to determine the principal repayments for the Glencore Note. Long-term debt does not include expected interest payments on the Company’s long-term debt totaling $196.9 million, of which $39.6 million would be due within a year, $78.2 million due within 1 to 3 years, $76.8 million due within 3 to 5 years, and $2.3 million due 5 years and thereafter. The IRBs’ interest rate is variable and the Company estimated future payments based on the December 31, 2003 rate of 1.55%.

     (2) Purchase obligations include long-term power and alumina contracts. The alumina contracts are priced as a percentage of the LME price of primary aluminum. The Company assumed an LME price of $1,525 per metric ton for purposes of calculating expected future cash flows for alumina.

     (3) Other long-term liabilities include the Company’s expected pension contributions, OPEB and SERB benefit payments, workers’ compensation benefit payments, estimated deferred tax payments and asset retirement obligations. Expected benefit payments for the SERB and OPEB plans, which are unfunded, are included for 2004 through 2013. Estimated Company contributions to the pension plans are included for 2004 through 2006. Estimated contributions beyond 2006 are not included in the table because these estimates would be heavily dependent upon assumptions about future events, including among other things, future regulatory changes, changes to tax laws, future interest rates levels and future return on plan assets. Asset retirement obligations consist primarily of disposal costs for spent potliner, the amount and timing of these costs are estimated based on the Company’s number of operating pots and their expected pot life.

  Environmental Expenditures and Other Contingencies

     The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.3 million and $1.4 million at December 31, 2003 and December 31, 2002, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

     The Company has planned environmental capital expenditures of approximately $1.3 million for 2004, $0.4 million for 2005 and $0.2 million for 2006. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $4.9 million, $5.0 million, and $5.8 million in each of 2004, 2005 and 2006, respectively. As part of the Company’s general capital expenditure plan, it also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Part I, Item 1 “Environmental Matters”.

     The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings”.

New Accounting Standards

     In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and replaces FIN No. 46, “Consolidation of Variable Interest Entities.” The Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The effective date of this Interpretation varies depending on several factors, including public status of the entity, small business issuer status, and whether the public entity currently has any interests in special-purpose entities. Century will apply this Interpretation for the first quarter of 2004. The Company is currently evaluating the provisions of the Interpretation, but does not believe that the application of FIN No. 46 (revised) will have any impact on the Company’s Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Prices

     The Company is exposed to the price of primary aluminum. The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company’s aluminum sales contracts. See Part II, Item 7, “Management’s Discussion and Analysis — Key Long-Term Supply Agreements.” The Company’s risk management activities do not include trading or speculative transactions.

     Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 351.8 million pounds and 329.0 million pounds of primary aluminum at December 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 70.5 million pounds and 42.9 million pounds of primary aluminum at December 31, 2003 and December 31, 2002, respectively, of which, 53.5 million pounds and 0.3 million pounds at December 31, 2003 and December 31, 2002, respectively, were with Glencore.

     At December 31, 2003 and December 31, 2002, the Company had financial instruments, primarily with Glencore, for 102.9 million pounds and 181.0 million pounds of primary aluminum, respectively, of which 58.8 million pounds and 181.0 million pounds, respectively, were designated cash flow hedges. These financial instruments are scheduled for settlement at various dates in 2003 through 2005. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts for natural gas, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2003 and December 31, 2002, the Company had financial instruments for 2.7 million and 1.5 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2003 through 2005.

     On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $0.4 million after tax on accumulated other comprehensive income, for the contracts designated cash flow hedges, and $0.3 million on net income, for the contracts designated as derivatives, as a result of the forward primary aluminum financial sales contracts outstanding at December 31, 2003.

     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.8 million after tax on accumulated other comprehensive income for the year ended December 31, 2003 as a result of the forward natural gas financial purchase contracts outstanding at December 31, 2003.

     The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

     This quantification of the Company’s exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company’s inventory or forward delivery contracts, or the offsetting impact upon the sales price of primary aluminum products. Because all of the Company’s alumina contracts are indexed to the LME price for aluminum, beginning in 2002, they act as a natural hedge for approximately 25% of the Company’s production. As of December 31, 2003, approximately 51% and 25% of the Company’s production for the years 2004 and 2005, respectively, was either hedged by the alumina contracts and/or by fixed price forward delivery and financial sales contracts.

Interest Rates

     Interest Rate Risk. The Company’s primary debt obligations are the outstanding Notes, the Glencore Note, borrowings under its Revolving Credit Facility, if any, and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes and the Glencore Note bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s Revolving Credit Facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the Revolving Credit Facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At December 31, 2003, the Company had $7.8 million of variable rate borrowings. A hypothetical 1 percentage point increase in the interest rate would increase the Company’s annual interest expense by $0.1 million, assuming no debt reduction.

     The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of
   Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 9, 2004

CENTURY ALUMINUM COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in Thousands,
	Except Share Data)
ASSETS
ASSETS:
Cash and cash equivalents	$28,204	$45,092
Accounts receivable — net	51,370	46,240
Due from affiliates	10,957	22,732
Inventories	89,360	77,135
Prepaid and other current assets	4,101	4,777
Deferred taxes — current portion	3,413	—

Total current assets	187,405	195,976
Property, plant and equipment — net	494,957	417,621
Intangible asset — net	99,136	119,744
Due from affiliates — less current portion	—	974
Other assets	28,828	30,852

TOTAL	$810,326	$765,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$34,829	$37,757
Due to affiliates	27,139	15,811
Industrial revenue bonds	7,815	7,815
Accrued and other current liabilities	30,154	24,114
Accrued employee benefits costs — current portion	8,934	10,890
Deferred taxes — current portion	—	4,971

Total current liabilities	108,871	101,358

Senior secured notes payable — net	322,310	321,852
Notes payable —affiliates	14,000	—
Accrued pension benefits costs — less current portion	10,764	10,751
Accrued postretirement benefits costs — less current portion	78,218	70,656
Other liabilities	33,372	8,376
Deferred taxes	55,094	41,376

Total noncurrent liabilities	513,758	453,011

Minority interest	—	18,666
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Convertible preferred stock (8% cumulative, 500,000 shares outstanding)	25,000	25,000
Common stock (one cent par value, 50,000,000 shares authorized; 21,130,839 and 21,054,302 shares issued and outstanding at December 31, 2003 and 2002, respectively)	211	211
Additional paid-in capital	173,138	172,133
Accumulated other comprehensive income (loss)	(5,222)	1,173
Accumulated deficit	(5,430)	(6,385)

Total shareholders’ equity	187,697	192,132

TOTAL	$810,326	$765,167

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In Thousands, Except Per Share Amounts)
NET SALES:
Third-party customers	$660,593	$603,744	$543,453
Related parties	121,886	107,594	111,469

	782,479	711,338	654,922
Cost of goods sold	734,441	691,277	634,214

Gross profit	48,038	20,061	20,708
Selling, general and administrative expenses	20,833	15,783	18,598

Operating income	27,205	4,278	2,110
Interest expense – third party	(41,269)	(40,813)	(31,565)
Interest expense – related parties	(2,579)	—	—
Interest income	339	392	891
Other income (expense) — net	(688)	(1,843)	2,592
Net gain (loss) on forward contracts	25,691	—	(203)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	8,699	(37,986)	(26,175)
Income tax benefit (expense)	(2,841)	14,126	8,534

Income (loss) before minority interest and cumulative effect of change in accounting principle	5,858	(23,860)	(17,641)
Minority interest	986	5,252	3,939

Income (loss) before cumulative effect of change in accounting principle	6,844	(18,608)	(13,702)
Cumulative effect of change in accounting principle, net of tax benefit of $3,430	(5,878)	—	—

Net income (loss)	966	(18,608)	(13,702)
Preferred dividends	(2,000)	(2,000)	(1,500)

Net loss applicable to common shareholders	$(1,034)	$(20,608)	$(15,202)

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.23	$(1.00)	$(0.74)
Cumulative effect of change in accounting principle	(0.28)	—	—

Net loss	$(0.05)	$(1.00)	$(0.74)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.23	$(1.00)	$(0.74)
Cumulative effect of change in accounting principle	(0.28)	—	—

Net loss	$(0.05)	$(1.00)	$(0.74)

DIVIDENDS PER COMMON SHARE	$0.00	$0.15	$0.20

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Convertible		Additional	Other	Retained	Total
	Comprehensive	Preferred	Common	Paid-in	Comprehensive	Earnings	Shareholders'
	Income (Loss)	Stock	Stock	Capital	Income (Loss)	(Deficit)	Equity

	(Dollars in Thousands)
Balance, January 1, 2001			$203	$166,184		$36,252	$202,639
Comprehensive income – 2001
Net loss – 2001	$(13,702)					(13,702)	(13,702)
Other comprehensive income:
Net unrealized gain on financial instruments, net of $7,151 in tax	12,926
Net amount reclassified to income, net of $3,450 in tax	(6,174)

Other comprehensive income	6,752				$6,752		6,752

Total comprehensive loss	$(6,950)

Dividends –
Common, $0.20 per share						(4,236)	(4,236)
Preferred, $3 per share						(1,500)	(1,500)
Issuance of preferred stock		$25,000					25,000
Issuance of common stock — compensation Plans			2	2,230			2,232

Balance, December 31, 2001		$25,000	$205	$168,414	$6,752	$16,814	$217,185
Comprehensive income (loss) – 2002
Net loss – 2002	$(18,608)					(18,608)	(18,608)
Other comprehensive income (loss):
Net unrealized gain on financial instruments, net of $2,752 in tax	4,803
Net amount reclassified to income, net of $1,624 in tax	(2,944)
Minimum pension liability adjustment, net of $4,183 in tax	(7,438)

Other comprehensive loss	(5,579)				(5,579)		(5,579)

Total comprehensive loss	$(24,187)

Dividends –
Common, $0.15 per share						(3,091)	(3,091)
Preferred, $3 per share						(1,500)	(1,500)
Issuance of common stock – compensation plans			1	544			545
Issuance of common stock — pension plans			5	3,175			3,180

Balance, December 31, 2002		$25,000	$211	$172,133	$1,173	$(6,385)	$192,132
Comprehensive income (loss) – 2003
Net income – 2003	$966					966	966
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $2,171 in tax	(3,940)
Net amount reclassified to income, net of $3,531 in tax	(6,262)
Minimum pension liability adjustment, net of $1,371 in tax	3,807

Other comprehensive loss	(6,395)				(6,395)		(6,395)

Total comprehensive loss	$(5,429)

Dividends on common stock						(11)	(11)
Issuance of common stock – compensation plans			—	1,005			1,005

Balance, December 31, 2003		$25,000	$211	$173,138	$(5,222)	$(5,430)	$187,697

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$966	$(18,608)	$(13,702)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	6,325	—	—
Depreciation and amortization	51,264	56,655	44,433
Deferred income taxes	8,892	4,965	(10,148)
Pension and other post retirement benefits	10,986	10,415	7,679
Workers’ compensation	1,426	1,619	1,311
Inventory market adjustment	(7,522)	(247)	5,166
Loss on disposal of assets	1,040	252	919
Minority interest	(986)	(5,252)	(3,939)
Cumulative effect of change in accounting principle	9,308	—	—
Change in operating assets and liabilities:
Accounts receivable — net	(5,130)	2,125	7,700
Due from affiliates	(2,155)	2,918	5,190
Inventories	(2,762)	(1,671)	763
Prepaids and other assets	(261)	(1,838)	2,216
Accounts payable, trade	(2,928)	(4,637)	(13,487)
Due to affiliates	3,660	10,142	(1,964)
Accrued and other current liabilities	2,211	(3,447)	7,528
Other — net	13,045	1,095	(1,042)

Net cash provided by operating activities	87,379	54,486	38,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(18,858)	(18,427)	(14,456)
Proceeds from sale of property, plant and equipment	—	231	54
Business acquisitions	(59,837)	—	(466,814)
Divestitures	—	—	98,971

Net cash used in investing activities	(78,695)	(18,196)	(382,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	—	—	321,352
Payments	(26,000)	—	—
Financing fees	(297)	—	(16,568)
Issuance of common or preferred stock	736	5	25,000
Dividends	(11)	(4,591)	(5,736)

Net cash (used in) provided by financing activities	(25,572)	(4,586)	324,048

INCREASE (DECREASE) IN CASH	(16,888)	31,704	(19,574)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	45,092	13,388	32,962

CASH AND CASH EQUIVALENTS, END OF YEAR	$28,204	$45,092	$13,388

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003, 2002 and 2001
(Dollars in Thousands except Share and Per Share Amounts)

1. Summary of Significant Accounting Policies

     Organization and Basis of Presentation — Century Aluminum Company (“Century” or the “Company”) is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. (“Century of West Virginia”), Berkeley Aluminum, Inc. (“Berkeley”) and Century Kentucky, Inc. (“Century Kentucky”). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (the “Ravenswood facility”). Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the “Mt. Holly facility”) and a 49.7% undivided interest in the property, plant, and equipment comprising the Mt. Holly facility. The remaining interest in the partnership and the remaining undivided interest in the Mt. Holly facility are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa (“ASC”). ASC manages and operates the Mt. Holly facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, for conversion to aluminum, and is responsible for its pro rata share of the operating and conversion costs.

     Prior to April 1996, the Company was an indirect, wholly owned subsidiary of Glencore International AG (“Glencore” and, together with its subsidiaries, the “Glencore Group”). In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2003, Glencore owned 37.5% of Century’s common shares outstanding. During 2001, in connection with the Company’s financing of the Hawesville acquisition, Glencore purchased 500,000 shares of the Company’s convertible preferred stock for $25,000. Based upon its common and preferred stock ownership, Glencore beneficially owns 41.4% of Century’s common stock. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, alumina and forward primary aluminum financial sales contracts.

     The Company’s historical results of operations included in the accompanying consolidated financial statements may not be indicative of the results of operations to be expected in the future.

     Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and its subsidiaries, after elimination of all significant intercompany transactions and accounts. Berkeley’s interest in the Mt. Holly partnership is accounted for under the equity method. There are no material undistributed earnings in the Mt. Holly partnership.

     Prior to the acquisition of the 20% interest in the Hawesville facility on April 1, 2003, discussed in Note 2, the Company had recorded the Hawesville property, plant and equipment that it owned directly (potlines one through four) on a 100% basis and had recorded its 80% undivided interest in the remaining property, plant and equipment (excluding the fifth potline which was owned directly by Glencore) on a proportionate basis. In each case its interest in the property, plant and equipment including the related depreciation, was recorded in accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” The Company consolidated the assets and liabilities and related results of operations of the Century Aluminum of Kentucky, LLC (the “LLC”) and reflected Glencore’s 20% interest in the LLC as a minority interest.

     Revenue — Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms. In some instances, the Company invoices customers prior to physical shipment of goods. In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a fixed commitment to purchase the product. The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer. The Company must retain no performance obligations and a delivery schedule must be obtained. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

     Cash and Cash Equivalents — Cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash equivalents approximates fair value.

     Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $3,968 and $4,053 at December 31, 2003 and 2002, respectively.

     Inventories — The majority of the Company’s inventories, including alumina and aluminum inventories, are stated at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. The remaining inventories (principally supplies) are valued at the lower of average cost or market.

     Property, Plant and Equipment — Property, plant and equipment is stated at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in earnings. Maintenance and repairs are expensed as incurred. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Buildings and improvements	14 to 40 years
Machinery and equipment	5 to 22 years

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

     Intangible Asset — The intangible asset consists of the power contract acquired in connection with the Hawesville acquisition. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As part of the acquisition of the 20% interest in the Hawesville facility on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of December 31, 2003 and 2002, the gross carrying amounts of the intangible asset were $153,592 and $165,696, respectively, and accumulated amortization totaled $54,456 and $45,952, respectively. For the years ended December 31, 2003, 2002, and 2001 amortization expense totaled $18,680, $26,258, and $19,694, respectively. The estimated intangible asset amortization expense for the next five years is as follows:

	For the year ending December 31,

	2004	2005	2006	2007	2008

Estimated Amortization Expense	$12,326	$14,162	$12,695	$13,617	$14,669

     Other Assets — At December 31, 2003 and 2002, other assets consist primarily of the Company’s investment in the Mt. Holly partnership, deferred financing costs, deferred pension assets, and intangible pension assets. Deferred financing costs are amortized on a straight-line basis over the life of the related financing. In 2003 and 2002, the Company recorded an additional minimum liability related to employee pension plan obligations as required under SFAS No. 87.

     The Company accounts for its 49.7% interest in the Mt. Holly partnership using the equity method of accounting. Additionally, the Company’s 49.7% undivided interest in certain property, plant and equipment of the Mt. Holly facility is held outside of the partnership, and the undivided interest in these assets of the facility is accounted for in accordance with the EITF Issue No. 00-01, “Investor Balance Sheet and Income Statement Display

under the Equity Method for Investments in Certain Partnerships and Other Ventures.” Accordingly, the undivided interest in these assets and the related depreciation are being accounted for on a proportionate gross basis.

     Income Taxes — The Company accounts for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating the Company’s ability to realize deferred tax assets, the Company uses judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.

     Postemployment Benefits — The Company provides certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The statement requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

     Forward Contracts and Financial Instruments — The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The Company also enters into fixed price financial sales contracts to be settled in cash to manage the Company’s exposure to changing primary aluminum prices. Certain financial sales contracts have been designated as cash flow hedges. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs when the realized gain or loss is recognized as revenue in the Statement of Operations. The Company has also entered into financial purchase contracts for natural gas to be settled in cash to manage the Company’s exposure to changing natural gas prices. These financial purchase contracts have been designated as cash flow hedges. To the extent such cash flow hedges are effective, unrealized gains and losses on the natural gas financial purchase contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs. Once the hedged transaction occurs, the realized gain or loss is recognized in cost of goods sold in the Statement of Operations. If future natural gas needs are revised lower than initially anticipated, the futures contracts associated with the reduction would no longer qualify for deferral and would be marked-to-market. Mark-to-market gains and losses are recorded in net gain (loss) on forward contracts in the period delivery is no longer deemed probable.

     The effectiveness of the Company’s hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, then gains or losses will be recorded in net gain (loss) on forward contracts. To date, high correlation has always been achieved. During 2003 and 2002, the Company recognized a $0 and $189 gain for ineffective portions of hedging instruments, respectively. As of December 31, 2003, the Company had deferred losses of $1,591 on its hedges, net of tax.

     Financial Instruments — The Company’s financial instruments (principally receivables, payables, debt related to the Industrial Revenue Bonds (the “IRBs”) and a six-year $40.0 million note to Glencore bearing interest at a rate of 10% per annum (the “Glencore Note”) and forward financial contracts) are carried at amounts that approximate fair value. At December 31, 2003 and December 31, 2002, the Company’s senior secured first mortgage notes had a carrying amount of $322,310 and $321,852, respectively, and an estimated fair value of $362,375 and $315,250, respectively.

     Concentration of Credit Risk — Financial instruments, which potentially expose the Company to concentrations of credit risk, consist principally of cash investments and trade receivables. The Company places its cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company’s limited customer base increases its concentrations of credit risk with respect to trade receivables. The Company routinely assesses the financial strength of its customers.

     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Stock-Based Compensation — The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, “Accounting for Stock-Based Compensation”. As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of the Company’s stock on the date of grant. Had compensation cost for the Stock Incentive Plan been determined using the fair value method provided under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

		2003	2002	2001

Net loss applicable to common shareholders	As Reported	$(1,034)	$(20,608)	$(15,202)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		1,441	172	332
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,106)	(402)	(421)

Pro forma Net loss		$(1,699)	$(20,838)	$(15,291)

Basic loss per share	As Reported	$(0.05)	$(1.00)	$(0.74)
	Pro Forma	$(0.08)	$(1.01)	$(0.75)
Diluted loss per share	As Reported	$(0.05)	$(1.00)	$(0.74)
	Pro Forma	$(0.08)	$(1.01)	$(0.75)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001:

	2003	2002	2001

Weighted average fair value per option granted during the year	$7.78	$6.66	$4.04
Dividends per quarter	$0.00	$0.05	$0.05
Risk-free interest rate	3.11%	3.82%	4.55%
Expected volatility	75%	69%	30%
Expected lives (in years)	5	5	5

     New Accounting Standards — In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and replaces FIN No. 46, “Consolidation of Variable Interest Entities.” The Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The effective date of this Interpretation varies depending on several factors, including public status of the entity, small business issuer status, and whether the public entities currently have any interests in special-purpose entities. Century will apply this Interpretation for the first quarter of 2004. The Company is currently evaluating the provisions of the Interpretation, but does not believe that the application of FIN No. 46 (revised) will have any impact on the Company’s Consolidated Financial Statements.

     Reclassification — The consolidated financial statements contain certain reclassifications of information from previously issued financial statements in order to conform to the 2003 presentation.

2. Acquisitions and Dispositions

     Effective April 1, 2001, the Company completed the acquisition of the Hawesville facility, an aluminum reduction operation in Hawesville, Kentucky, with a capacity of 538 million pounds per year. The purchase price was $466,800 plus the assumption of $7,815 in IRBs and is subject to adjustments for contingent considerations, see Note 12. The Company financed the Hawesville acquisition with: (i) proceeds from the sale of its Notes, see Note 5,

(ii) proceeds from the sale of its Preferred Stock to Glencore, (iii) proceeds from the sale to Glencore of a 20% interest in the Hawesville facility, and (iv) available cash. The Company accounted for the Hawesville acquisition using the purchase method of accounting. See Note 5 for additional information about the financing of the Hawesville acquisition.

     The following schedule represents the unaudited pro forma results of operations for the years ended December 31, 2001 assuming the acquisition occurred on January 1, 2001. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transactions described above had been completed and in effect for the periods indicated or the results that may be obtained in the future.

2001

(unaudited)
Net sales	$740,846
Net income (loss)	(14,427)
Net income (loss) available to common shareholders	(16,427)
Earnings (loss) per common share (Basic)	$(0.80)
Earnings (loss) per common share (Diluted)	$(0.80)

     On April 1, 2003, the Company completed the acquisition of the 20% interest in the Hawesville facility. The operating results of the 20% interest in the Hawesville facility have been included in the Company’s consolidated financial statements from the date of acquisition. Century paid a purchase price of $99,400 which it financed with approximately $59,400 of available cash and $40,000 from the Glencore Note. See Note 5 for a discussion of the Glencore Note. In connection with the acquisition, the Company assumed all of Glencore’s obligations related to the 20% interest in the Hawesville facility. In addition, the Company issued a promissory note to Glencore to secure any payments Glencore could be required to make as issuer of a letter of credit in April 2001 in support of the IRBs.

3. Inventories

     Inventories, at December 31, consist of the following:

	2003	2002

Raw materials	$35,621	$32,064
Work-in-process	15,868	13,310
Finished goods	14,920	9,853
Operating and other supplies	22,951	21,908

	$89,360	$77,135

At December 31, 2003 and December 31, 2002, approximately 78% and 78% of inventories were valued at the LIFO cost or market, respectively. At December 31, 2003 and December 31, 2002, the excess of LIFO cost (or market, if lower) over first-in, first-out (“FIFO”) cost (or market, if lower) was approximately $3,762 and $1,105, respectively.

4. Property, Plant and Equipment

     Property, plant and equipment, at December 31, consist of the following:

	2003	2002

Land and improvements	$13,371	$13,375
Buildings and improvements	41,029	39,828
Machinery and equipment	636,348	521,948
Construction in progress	9,398	8,404

	700,146	583,555
Less accumulated depreciation	(205,189)	(165,934)

	$494,957	$417,621

     For the years ended December 31, 2003 and 2002, the Company recorded depreciation expense of $32,584 and $30,397, respectively.

     At December 31, 2003 and 2002, the cost of property, plant and equipment includes $153,474 and $148,309, respectively, and accumulated depreciation includes $49,598 and $42,323, respectively, representing the Company’s undivided interest in the property, plant and equipment comprising the Mt. Holly facility.

     At December 31, 2002, the cost of property, plant and equipment includes $261,433 and accumulated depreciation includes $29,619, representing the Company’s interest in the property, plant and equipment comprising the Hawesville facility.

     The Company has various operating lease commitments through 2007 relating to office space, machinery and equipment. Expenses under all operating leases were $331, $319 and $297 for the years ended December 31, 2003, 2002 and 2001, respectively. There were no noncancelable operating leases as of December 31, 2003.

5. Debt

     The Company has $325,000 of 11 3/4% senior secured first mortgage notes due 2008 (the “Notes”). No principal payments are required until maturity. The Company had unamortized bond discounts on the Notes of $2,690 and $3,148 at December 31, 2003 and 2002, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company’s ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock.

     Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Revolving Credit Facility is subject to a $30,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Revolving Credit Facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2003 and 2002. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. As of December 31, 2003, the Company had a borrowing base of $68.1 million under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

     Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed IRBs in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market, with interest paid quarterly. The IRBs are secured by a Glencore guaranteed letter of credit and the Company will provide for the servicing costs for the letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit. The Company’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. The interest rate on the IRBs at December 31, 2003 was 1.55%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs.

     As discussed in Note 2, on April 1, 2003, in connection with the acquisition of the 20% interest in the Hawesville facility, the Company issued a six-year $40,000 promissory note payable to Glencore which bears interest at a rate of 10% per annum (the “Glencore Note”). The Glencore Note matures on April 1, 2009 and requires principal and interest payments semi-annually. Required principal payments will range from $0 to $3,000 based on the average closing prices for aluminum quoted on the London Metals Exchange (“LME”) for the six month period ending prior to each payment date. The Company paid $26,000 of principal on the notes in the fourth quarter of 2003, which consisted of a $1,000 required payment and an optional $25,000 prepayment of principal. The Company’s obligations under the Glencore Note and the reimbursement obligations related to the

Glencore letter of credit securing the IRBs are guaranteed by each of its material consolidated subsidiaries, except for Century of Kentucky LLC (see Note 19 for a discussion of note guarantees), and secured by a first priority security interest in the 20% interest in the Hawesville facility.

6. Composition of Certain Balance Sheet Accounts at December 31

	2003	2002

Accrued and Other Current Liabilities
Income taxes	$2,811	$2,811
Accrued bond interest	7,956	7,956
Salaries, wages and benefits	7,818	7,975
Asset retirement obligations – current portion	3,021	—
Stock compensation	2,252	269
Other	6,296	5,103

	$30,154	$24,114

Accrued Employee Benefit Costs — Current Portion
Postretirement benefits	$4,242	$3,766
Employee benefits cost	4,692	7,124

	$8,934	$10,890

Other Liabilities
Workers’ compensation	$8,971	$7,847
Asset retirement obligations – less current portion	13,474	—
Derivative liabilities	10,598	—
Other	329	529

	$33,372	$8,376

Accumulated Other Comprehensive Income
Unrealized gain (loss) on financial instruments, net of tax of $864 and $(4,829)	$(1,591)	$8,611
Minimum pension liability adjustment, net of tax of $2,042 and $4,183	(3,631)	(7,438)

	$(5,222)	$1,173

     Century of West Virginia and Century of Kentucky are self-insured for workers’ compensation, except that Century of West Virginia has certain catastrophic coverage that is provided under State of West Virginia insurance programs. The liability for self-insured workers’ compensation claims has been discounted at 5.0% for 2003 and 6.5% for 2002. The components of the liability for workers’ compensation at December 31 are as follows:

	2003	2002

Undiscounted liability	$15,100	$14,817
Less discount	3,558	4,601

	$11,542	$10,216

7. Pension and Other Postretirement Benefits

  Pension Benefits

     The Company maintains noncontributory defined benefit pension plans for all of the Company’s hourly and salaried employees. For salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at the Ravenswood facility, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company’s funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. In addition, the Company provides supplemental executive retirement benefits (“SERB”) for certain executive officers. The Company uses a measurement date of December 31st to determine the pension and OPEB benefit liabilities.

     The hourly employees at the Hawesville facility are part of a United Steelworkers of America (“USWA”) sponsored multi-employer plan. The Company’s contributions to the plan are determined at a fixed rate per hour worked. During the years ended December 31, 2003, 2002 and 2001, the Company contributed $1,407, $1,467 and $771, respectively, to the plan, and had no outstanding liability at year end.

     As of December 31, 2003 and 2002, the Company’s accumulated pension benefit obligation exceeded the fair value of the pension plan assets at year end. At December 31, 2003 and 2002, the Company was required to record a minimum pension liability of $3,631 and $7,438, net of tax, respectively, the charge for which is included in other comprehensive income. In the future, the amount of the minimum pension liability will vary depending on changes in market conditions, performance of pension investments, and the level of company contributions to the pension plans. The Company will evaluate and adjust the minimum pension liability on an annual basis.

  Other Postretirement Benefits (OPEB)

     In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for substantially all retired employees. The Company accounts for these plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. The Company funds these benefits as the retirees submit claims.

     The change in benefit obligations and change in plan assets as of December 31 are as follows:

	2003		2002

	Pension	OPEB	Pension	OPEB

Change in benefit obligation
Benefit obligation at beginning of year	$58,442	$104,035	$47,644	$83,775
Service cost	3,339	3,757	3,001	3,019
Interest cost	3,761	6,823	3,554	6,229
Acquisition of businesses	—	—	—	—
Plan changes	1,649	18	739	—
Losses	2,948	7,087	6,231	14,736
Benefits paid	(2,890)	(4,195)	(2,727)	(3,724)

Benefit obligation at end of year	$67,249	$117,525	$58,442	$104,035

Change in plan assets
Fair value of plan assets at beginning of year	$38,382	$—	$39,878	$—
Actual return (loss) on plan assets	14,383	—	(3,801)	—
Employer contributions	3,220	4,195	5,032	3,724
Benefits paid	(2,890)	(4,195)	(2,727)	(3,724)

Fair value of assets at end of year	$53,095	$—	$38,382	$—

Funded status of plans
Funded status	$(14,155)	$(117,525)	$(20,060)	$(104,035)
Unrecognized actuarial loss	7,370	36,613	16,183	31,011
Unrecognized transition obligation	234	—	408	—
Unrecognized prior service cost	5,104	(1,044)	7,135	(1,399)

Net asset (liability) recognized	$(1,447)	$(81,956)	$3,666	$(74,423)

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$9,274	$—	$—	$—
Accrued benefit liability	(12,458)	(81,956)	(14,752)	(74,423)
Intangible asset	737	—	6,797	—
Accumulated other comprehensive income	1,000	—	11,621	—

Net amount recognized	$(1,447)	$(81,956)	$3,666	$(74,423)

The hourly pension plan for the employees of the Ravenswood facility had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets of $37,781, $37,781 and $39,151, respectively, as of December 31, 2003 and $34,941, $34,282 and $30,512, respectively, as of December 31, 2002. The salaried pension plan had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets of $18,702, $15,231 and $13,944, respectively, as of December 31, 2003 and $15,987, $12,322 and $7,870, respectively, as of December 31, 2002. The supplemental executive retirement benefits pension plan (“SERB”) had a projected benefit obligation, accumulated benefit obligation, and fair value of plan assets of $10,766, $10,764 and $0, respectively, as of December 31, 2003 and $7,514, $6,530 and $0, respectively, as of December 31, 2002. There are no plan assets in the SERB due to the nature of the plan.

     Net periodic benefit costs were comprised of the following elements:

	Year Ended December 31,

	2003		2002		2001

	Pension	OPEB	Pension	OPEB	Pension	OPEB

Service cost	$3,339	$3,757	$3,001	$3,019	$2,501	$2,879
Interest cost	3,761	6,823	3,554	6,229	3,149	5,237
Expected return on plan assets	(3,454)	—	(3,554)	—	(3,663)	—
Net amortization and deferral	2,055	1,148	1,425	401	1,226	339

Net periodic cost	$5,701	$11,728	$4,426	$9,649	$3,213	$8,455

     The following assumptions were used in the actuarial computations at December 31:

	2003	2002	2001

Discount rate	6.25%	6.50%	7.25%
Rate of increase in future compensation levels Hourly pension plan	4.00%	4.00%	4.00%
Salaried pension plan	4.00%	4.00%	4.00%
Long term rate of return on pension plan assets	9.00%	9.00%	9.00%

     In developing the long-term rate of return assumption for pension fund assets, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. The Company also considered its historical 10-year compound returns. The Company anticipates that as the economy continues its recovery, the Company’s investments will generate long-term rates of return of 9.0%, based on target asset allocations discussed below.

     For measurement purposes, medical cost inflation is initially 10%, declining to 5% over six years and thereafter.

     Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2003:

	One Percentage	One Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$2,051	$(1,706)
Effect on accumulated postretirement benefit obligation	$18,126	$(15,707)

     The Company sponsors a tax-deferred savings plan under which eligible employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions of 60% of the first 6% of a participant’s annual compensation contributed to the savings plan. One half of the Company’s contribution is invested in the common stock of Century and one half of the Company’s contribution is invested based on employee election. Company contributions to the savings plan were $590, $607 and $484 for the years ended December 31, 2003, 2002 and 2001, respectively. Shares of common stock of the Company may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service. A year of service is defined as a plan year in which the employee works at least 1,000 hours.

  Plan Assets

     The Company’s pension plans weighted average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Pension Plan Assets

	At December 31,

	2003	2002

Equity securities	71%	68%
Debt securities	29%	32%
Debt securities
	100%	100%
Debt securities

     The Company seeks a balanced return on plan assets through a diversified investment strategy. The Company’s weighted average target allocation for plan assets is 65% equity securities and funds and 35% fixed income funds. The Company expects the long-term rate of return on the plan assets to be 9.0%.

     Equity securities include Century common stock in the amounts of $9,505 (18% of total plan assets) and $3,180 (8% of total plan assets) at December 31, 2003 and 2002, respectively. There are no plan assets in the SERB plan due to the nature of the plan.

     The Company’s other postretirement benefit plans are unfunded. The Company funds these benefits as the retirees submit claims.

  Pension and OPEB Cash Flows

  Contributions

     The Company expects to contribute $3,300, $3,600, and 3,700 to its pension plans for the years ended December 31, 2004, 2005 and 2006, respectively.

  Estimated Future Benefit Payments

     The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits

2004	$3,144	$4,316
2005	3,747	4,635
2006	4,472	5,100
2007	4,616	5,601
2008	4,759	6,101
Years 2009 - 2013	27,500	39,557

8. Shareholders’ Equity

     Preferred Stock — Under the Company’s Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, with a par value of one cent per share, in one or more series. The authorized but unissued preferred shares may be issued with such dividend rates, conversion privileges, voting rights, redemption prices and liquidation preferences as the Board of Directors may determine, without action by shareholders.

     On April 2, 2001, the Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock (the “Preferred Stock”) for a cash purchase price of $25,000. The Preferred Stock has a par value per share of $0.01, a liquidation preference of $50 per share and ranks junior to the Notes, the IRBs, borrowings under the Revolving Credit Facility and all of the Company’s other existing and future debt obligations. Following is a summary of the principal terms of the Preferred Stock:

•	Dividends. The holders of the Preferred Stock are entitled to receive fully cumulative cash dividends at the rate of 8% per annum per share accruing daily and payable when declared quarterly in arrears.

•	Optional Conversion. Each share of Preferred Stock may be converted at any time, at the option of the holder, into shares of the Company’s common stock, at a price of $17.92, subject to adjustment for stock dividends, stock splits and other specified corporate actions.

•	Voting Rights. The holders of Preferred Stock have limited voting rights to approve: (1) any action by the Company which would adversely affect or alter the preferences and special rights of the Preferred Stock, (2) the authorization of any class of stock ranking senior to, prior to or ranking equally with the Preferred Stock, and (3) any reorganization or reclassification of the Company’s capital stock or merger or consolidation of the Company.

•	Optional Redemption. After the third anniversary of the issue date, the Company may redeem the Preferred Stock, at its option, for cash at a price of $52 per share, plus accrued and unpaid dividends to the date of redemption, declining ratably to $50 per share at the end of the eighth year.

•	Transferability. The Preferred Stock is freely transferable in a private offering or any other transaction which is exempt from, or not subject to, the registration requirements of the Securities Act of 1933 and any applicable state securities laws.

     On October 22, 2002, the Company announced that it would suspend its common and preferred stock dividends beginning in the fourth quarter of 2002. The action was taken because the Company was near the limits on allowable dividend payments under the covenants in its bond indenture and due to current economic conditions. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of December 31, 2003 and 2002, the Company had total cumulative preferred dividend arrearages of $2,500 or $5.00 per share of preferred stock and $500 or $1.00 per share of preferred stock, respectively.

9. Stock Based Compensation

     1996 Stock Incentive Plan — The Company adopted the 1996 Stock Incentive Plan (the “Stock Incentive Plan”) for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan has a term of ten years from its effective date. The number of shares available under the Stock Incentive Plan is 2,000,000. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates, and have a term of ten years. The service based performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.

     During 2001, 156,836 of the service based performance shares granted at the time of the initial public offering, at a value of $13.00 per share, became vested and charged to compensation expense. Additionally, 20,182 performance based shares were awarded at a value of $13.92 per share and were charged to expense in 2001. In 2000, 60,500 shares were granted at value of $12.86 per share and charged to compensation expense over their three year vesting period which was one-third in 2000, 2001 and 2002, respectively.

     The Stock Incentive Plan, as presently administered, provides for additional grants upon the passage of time or the attainment of certain established performance goals. As of December 31, 2003, 635,608 performance share units have been authorized and will vest upon the attainment of the performance goals.

     The Company recognized $2,254, $269, and $519 of expense related to the Stock Incentive Plan in 2003, 2002 and 2001, respectively. The service based performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the service based performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations. Goal based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

     Non-Employee Directors Stock Option Plan — The Company adopted a non-employee directors’ stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 158,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of ten years from the date of grant.

     A summary of the status of the Company’s Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 2003, 2002 and 2001 and changes during the year ended on those dates is presented below:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	691,200	$12.58	595,267	$12.82	603,600	$12.77
Granted	161,750	14.06	96,600	11.05	34,500	13.60
Exercised	(60,630)	12.48	(667)	8.15	(35,333)	12.55
Forfeited	(115,300)	12.70	—	—	(7,500)	13.78

Outstanding at end of year	677,020	$12.94	691,200	$12.58	595,267	$12.82

     The following table summarizes information about stock options outstanding at December 31, 2003:

			Options Exercisable
Options Outstanding
				Number
	Number	Weighted Avg.	Weighted Avg.	Exercisable
Range of	Outstanding	Remaining	Exercise	at	Weighted Avg.
Exercise Prices	at 12/31/03	Contractual Life	Price	12/31/03	Exercise Price

$14.50 to $19.01	113,750	6.8 years	$16.80	82,583	$16.16
$11.50 to $14.49	453,350	3.1 years	$13.18	443,667	$13.17
$7.03 to $11.49	109,920	8.0 years	$7.96	81,336	$8.05

	677,020			607,586

10. Earnings (Loss) Per Share

     Basic earnings per common share (“EPS”) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. In accordance with current accounting guidance, for the purpose of calculating EPS, the cumulative preferred stock dividends accumulated for the period were deducted from net income, as if declared. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table provides a reconciliation of the computation of the basic and diluted earnings (loss) per share for income before cumulative effect of change in accounting principle (shares in thousands):

	For the fiscal year ended December 31,

	2003			2002			2001

	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share

Income (loss) before cumulative effect of change in accounting principle	$6,844			$(18,608)			$(13,702)
Less: Preferred stock dividends	(2,000)			(2,000)			(1,500)

Basic EPS:
Income (loss) applicable to common shareholders	4,844	21,073	$0.23	(20,608)	20,555	$(1.00)	(15,202)	20,473	$(0.74)
Effect of Dilutive Securities:
Plus: Incremental Shares from assumed conversion Options	—	26		—	—		—	—

Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversions	$4,844	21,099	$0.23	$(20,608)	20,555	$(1.00)	$(15,202)	20,473	$(0.74)

     There were 59,750, 691,200 and 595,267 shares of common stock issuable under the Company’s stock option plan that were excluded in 2003, 2002 and 2001, respectively, from the computation of dilutive EPS because of their antidilutive effect. In addition, convertible preferred stock, convertible at the holder’s option into Company common stock at $17.92 per share was not included in the computation of dilutive EPS because of their antidilutive effect.

11. Income Taxes

     Significant components of the income tax expense before minority interest and cumulative effect of a change in accounting principle, consist of the following:

	Year Ended December 31,

	2003	2002	2001

Federal:
Current benefit (expense)	$—	$20,004	$(1,417)
Deferred (expense) benefit	(1,794)	(7,486)	8,840
State:
Current expense	(708)	(913)	(197)
Deferred (expense) benefit	(339)	2,521	1,308

Total income tax benefit (expense)	$(2,841)	$14,126	$8,534

     Income tax expense for the year ended December 31, 2002 includes a $1,500 reduction in reserves established for tax contingencies.

     A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) before cumulative effect of a change in accounting principle is as follows:

	2003	2002	2001

Federal statutory rate	35%	35%	35%
Effect of:
Permanent differences	(9)	—	—
State taxes, net of Federal benefit	7	3	3
Minority interest	—	(5)	(5)
Other	—	4	—

	33%	37%	33%

     Permanent differences primarily relate to the Company’s settlement of prior year tax examinations, meal and entertainment disallowance, certain state income tax credits and other nondeductible expenses.

     Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002

Federal
Deferred federal tax assets:
Accrued postretirement benefit cost	$12,718	$9,868
Accrued liabilities	11,919	8,482
Federal NOL carried forward	2,952	3,389
Pension	6,384	6,118
Inventory write-down	1,965	2,780
General business credit	—	165

Deferred federal tax assets	35,937	30,802
Deferred federal tax liabilities:
Tax over financial statement depreciation	(84,114)	(68,007)
Equity contra – other comprehensive income	756	(4,534)

Net deferred federal tax liability	(47,421)	(41,739)

State
Deferred state tax assets:
Accrued postretirement benefit cost	1,817	1,410
Accrued liabilities	3,023	941
Inventory write-down	281	397
State NOL carried forward	1,535	2,133
Pension	912	874

Deferred state tax assets	7,568	5,755
Deferred state tax liabilities:
Tax over financial statement depreciation	(11,936)	(9,715)
Equity contra – other comprehensive income	108	(648)

Net deferred state tax liability	(4,261)	(4,608)

Net deferred tax liability	$(51,681)	$(46,347)

     The net deferred tax liability of $51,681 at December 31, 2003, is net of a current deferred tax asset of $3,413. Of the $46,347 net deferred tax liability at December 31, 2002, $4,971 is included in current liabilities. At December 31, 2003, the Company has a $4,500 federal net operating loss that expires in 2022. Additionally, the Company has various state net operating loss carryforwards totaling $42,000 which begin to expire in 2010.

12. Contingencies and Commitments

  Environmental Contingencies

     The Company believes its environmental liabilities are not likely to have a material adverse effect on the Company. However, there can be no assurance that future requirements at currently or formerly owned or operated properties will not result in liabilities which may have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

     Century of West Virginia is performing certain remedial measures at its Ravenswood Facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI, and the Company expects that neither the EPA, nor the State of West Virginia will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser, which had previously owned and operated the Ravenswood facility, and will be the financial responsibility of Kaiser.

     Kaiser owned and operated the Ravenswood facility for approximately 30 years before Century of West Virginia acquired it. Many of the conditions that Century of West Virginia is remedying exist because of activities that occurred during Kaiser’s ownership and operation. Under the terms of the purchase agreement for the Ravenswood facility ( the “Kaiser Purchase Agreement”), Kaiser retained responsibility to pay the costs of cleanup of those conditions. In addition, Kaiser retained title to certain land within the Ravenswood premises and is responsible for those areas. On February 12, 2002, Kaiser and certain wholly-owned subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. The Company believes that the bankruptcy will not relieve Kaiser of its responsibilities as to some of the remedial measures performed at the Ravenswood facility. The Company cannot be certain of the ultimate outcome of the bankruptcy and, accordingly, the Company may be unable to hold Kaiser responsible for its share of remedial measures.

     Under the terms of the agreement to sell its fabricating businesses to Pechiney (the “Pechiney Agreement”), the Company and Century of West Virginia provided Pechiney with certain indemnifications. Those include the assignment of certain of Century of West Virginia’s indemnification rights under the Kaiser Purchase Agreement (with respect to the real property transferred to Pechiney) and the Company’s indemnification rights under its stock purchase agreement with Alcoa relating to the Company’s purchase of Century Cast Plate, Inc. The Pechiney Agreement provides further indemnifications, which are limited, in general, to pre-closing conditions that were not disclosed to Pechiney and to off-site migration of hazardous substances from pre-closing acts or omissions of Century of West Virginia. Environmental indemnifications under the Pechiney Agreement expire September 20, 2005 and are payable only to the extent they exceed $2,000. Payments under this indemnification would be limited to $25,000 for on-site liabilities, but there is no limit on potential future payments for any off-site liabilities. The Company does not believe there are any undisclosed pre-closing conditions or off-site migration of hazardous substances, and it does not believe that it will be required to make any potential future payments under this indemnification.

     On July 6, 2000, while the Hawesville facility was owned by Southwire, the EPA issued a final Record of Decision (“ROD”), under the federal Comprehensive Environmental Response, Compensation and Liability Act, which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

•	removal and off-site disposal at approved landfills of certain soils contaminated by polychlorinated biphenyls (“PCBs”);

•	management and containment of soils and sediments with low PCB contamination in certain areas on-site; and

•	the continued extraction and treatment of cyanide contaminated ground water using the existing ground water treatment system.

     Under the Company’s agreement with Southwire to purchase the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition, including all remediation, operation and maintenance obligations under the ROD. The total costs for the remedial actions to be undertaken and paid for by Southwire relative to these liabilities are estimated under the ROD to be $12,600 and the forecast of annual operating and maintenance costs is $1,200. Century will operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century for any expense that exceeds $400 annually.

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

     The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to the Hawesville plant’s operations, including the stock of Gaston Copper Recycling Corporation (“Gaston”), a secondary metals recycling facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its recycling facility. Gaston and all other non-Hawesville assets owned at any time by Metalsco were identified in the Company’s agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville facility containing Hawesville’s former potliner disposal areas, which are the sources of cyanide contamination in the facility’s groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site.

     Southwire has secured its indemnity obligations to the Company for environmental liabilities until April 1, 2008 by posting a letter of credit, currently in the amount of $14,200, issued in the Company’s favor, with an additional $15,000 to be posted if Southwire’s net worth drops below a pre-determined level during that period. The amount of security Southwire provides may increase (but not above $14,700 or $29,700, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company’s shared or assumed liability is significantly greater than anticipated, the Company’s financial condition, results of operations and liquidity could be materially adversely affected.

     Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the “Order”) pursuant to which other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on top of groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through December 31, 2003, the Company has expended approximately $400 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $200 which may be offset in part by sales of recoverable hydrocarbons.

     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,254 and $1,370 at December 31, 2003 and December 31, 2002, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company’s inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company’s future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters, or environmental matters concerning Mt. Holly, will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

  Legal Contingencies

     Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser Bankruptcy will have any effect on the settlements reached on those asbestos claims. Since the Kaiser Bankruptcy, the Company has been named in an additional 82 civil actions based on similar allegations with unspecified monetary claims against Century. Three of these civil actions have been dismissed. The Company does not know if any of the remaining 79 claimants were in the Ravenswood facility during the Company’s ownership, but management believes that the costs of investigation or settlements, if any, will be immaterial.

     The Company has pending against it or may be subject to various other lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

  Power Commitments

     The Hawesville facility currently purchases all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 16% of the Hawesville facility’s power requirements are unpriced in calendar year 2005. The unpriced portion of the contract increases to approximately 27% in 2006.

     The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005.

     The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority (“Santee Cooper”) at rates fixed by published schedules. The Mt. Holly facility’s current power contract was to expire December 31, 2005. In July 2003, a new contract to supply all of the Mt. Holly facility’s power requirements through 2015 was entered into. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.

     Equipment failures at the Ravenswood, Mt. Holly or Hawesville facilities could limit or shut down the Company’s production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.

     The Company may suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. The Company uses large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, the Company may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down production operations for a prolonged period of time. Although the Company maintains property and business interruption insurance to mitigate losses resulting from catastrophic events, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. Century’s coverage may not be sufficient to cover all losses, or certain events may not be covered. For example, Century’s insurance does not cover any losses the Company may incur if its suppliers are unable to provide the Company with power during periods of unusually high demand. Certain material losses which are not covered by insurance may trigger a default under the Company’s Revolving Credit Facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

  Labor Commitments

     Ravenswood’s hourly employees, which comprise approximately 37% of the Company’s workforce, are represented by the USWA and are currently working under a labor agreement that expires May 31, 2006. Hawesville’s hourly employees, which comprise approximately 43% of the Company’s workforce, are represented by the USWA and are currently working under a five-year labor agreement that expires March 31, 2006.

  Other Commitments

     The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the LME exceeds specified levels during the seven years following closing of the Hawesville Acquisition in April 2001.

13. Forward Contracts and Financial Instruments

     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

     Century has a contract with Pechiney (the “Pechiney Metal Agreement”) under which Pechiney purchases 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through December 31, 2005, at a price determined by reference to the U.S. Midwest Market Price. This contract will be automatically extended through July 31, 2007 provided that the Company’s power contract for the Ravenswood facility is extended or replaced through that date. Pechiney has the right, upon twelve months notice, to reduce its purchase obligations by 50% under this contract.

     The Pechiney rolling mill that purchases primary aluminum from the Company under this contract is located directly adjacent to the Ravenswood facility, which allows the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. Alcan has agreed to sell the Pechiney rolling mill in connection with its merger with Pechiney. While any buyer of the rolling mill would be expected to assume Pechiney’s obligations under Pechiney’s existing contract with the Company, the Company may require different terms or terminate that contract if the buyer is not deemed to be creditworthy. If this contract is terminated, or if the buyer materially reduces its purchases or fails to renew the contract when it expires, the Company’s casting, shipping and marketing costs at the Ravenswood facility would increase.

     On April 1, 2000, the Company entered into an agreement, expiring December 31, 2009, with Glencore to sell and deliver monthly, primary aluminum totaling approximately 110.0 million pounds per year at a fixed price for the years 2002 through 2009 (the “Original Sales Contract”). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the “New Sales Contract”) that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. The New Sales Contract provides for variable pricing determined by reference to the LME for the years 2005 through 2009. For deliveries through 2004, the price of primary aluminum delivered will remain fixed.

     Prior to the January 2003 agreement to terminate and settle the years 2005 though 2009 of the Original Sales Contract, the Company had been classifying and accounting for it as a normal sales contract under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A contract that is so designated and that meets other conditions established by SFAS No. 133 is exempt from the requirements of SFAS No. 133, although by its term the contract would otherwise be accounted for as a derivative instrument. Accordingly, prior to January 2003, the Original Sales Contract was recorded on an accrual basis of accounting and changes in the fair value of the Original Sales Contract were not recognized.

     According to SFAS No. 133, it must be probable that at inception and throughout its term, a contract classified as “normal” will not result in a net settlement and will result in physical delivery. In April 2003, the Company and Glencore net settled a significant portion of the Original Sales Contract, and it no longer qualified for the “normal” exception of SFAS No. 133. The Company marked the Original Sales Contract to current fair value in its entirety. Accordingly, in the first quarter of 2003 the Company recorded a derivative asset and a pre-tax gain of $41,700. Of the total recorded gain, $26,100 related to the favorable terms of the Original Sales Contract for the years 2005 through 2009, and $15,600 relates to the favorable terms of the Original Sales Contract for 2003 through 2004.

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

     On April 1, 2003, the Company received $35,500 from Glencore, $26,100 of which relates to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9,400 of which represents the fair value of the New Sales Contracts, discussed below. Beginning in January 2003, the Company accounts for the unsettled portion of the Original Sales Contract (years 2003 and 2004) as a derivative and will recognize period-to-period changes in fair value in current income. The Company will also account for the New Sales Contract as a derivative instrument under SFAS No. 133. The Company has not designated the New Sales Contract as “normal” because it replaces and substitutes for a significant portion of the Original Sales Contract which, after January 2003, no longer qualified for this designation. The $9,400 initial fair value of the New Sales Contract is a derivative liability and represents the present value of the contract’s favorable term to Glencore in that the New Sales Contract excludes from its variable price an estimated U.S. Midwest premium, adjusted for delivery considerations. Because the New Sales Contract is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

     In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a 10-year contract with Southwire (the “Southwire Metal Agreement”) to supply 240 million pounds of high-purity molten aluminum annually to Southwire’s wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60.0 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Southwire has exercised this option through 2008. Prior to the acquisition of the 20% interest in the Hawesville facility on April 1, 2003, the Company and Glencore were each responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. In connection with the Company’s acquisition of the 20% interest in the Hawesville facility, the Company assumed Glencore’s delivery obligations under the Southwire Metal Agreement. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on March 31, 2011, and will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

     In connection with the acquisition of the 20% interest in the Hawesville facility, the Company entered into a ten-year contract with Glencore (the “Glencore Metal Agreement”) from 2004 through 2013 under which Glencore will purchase approximately 45.0 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

     Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 351.8 million pounds and 329.0 million pounds of primary aluminum at December 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 70.5 million pounds and 42.9 million pounds of primary aluminum at December 31, 2003 and December 31, 2002, respectively. Of these forward delivery contracts, 53.5 million pounds and 0.3 million pounds at December 31, 2003 and December 31, 2002, respectively, were with Glencore.

     The Company is party to long-term alumina supply agreements with Glencore for Ravenswood and Mt. Holly that extend through December 2006 and January 2008 at prices indexed to the price of primary aluminum quoted on the LME.

     Kaiser filed for bankruptcy under Chapter 11 of the Bankruptcy Code in February 2002. Subsequent to that date, and with bankruptcy court approval, Kaiser agreed to assume the Company’s alumina supply agreement, and it agreed to a new alumina supply agreement for the Company’s Hawesville facility for the years 2006 through 2008. To date, Kaiser has continued to supply alumina to the Company pursuant to the terms of its agreement. In June 2003, Kaiser announced it was exploring the sale of several of its facilities, including Gramercy. The Company, together with a partner, is considering purchasing that facility. If the Company were to acquire the Gramercy facility, the price the Company would pay for alumina used by the Hawesville facility would be based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs may be materially higher than an LME-

based price. If the Company were not to purchase the Gramercy facility, and Kaiser or a successor failed to continue to supply alumina to the Hawesville facility pursuant to the terms of the agreements, the Company’s costs for alumina could increase substantially, and it may not be able to fully recover damages resulting from breach of those contracts.

     To mitigate the volatility in its unpriced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company’s designation of each contract at its inception. At December 31, 2003 and December 31, 2002, the Company had financial instruments, primarily with Glencore, for 102.9 million pounds and 181.0 million pounds, respectively, of which 58.8 million pounds and 181.0 million pounds, respectively, were designated cash flow hedges. These financial instruments are scheduled for settlement at various dates through 2005. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2003. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2003 and December 31, 2002, the Company had financial instruments for 2.7 million and 1.5 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates through 2005. Based on the fair value of the Company’s financial instruments as of December 31, 2003 accumulated other comprehensive income of $1,459 is expected to be reclassified as a reduction to earnings over the next twelve month period.

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

14. Asset Retirement Obligations

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement establishes standards for accounting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the Standard during the first quarter of 2003. SFAS No. 143 requires that the Company record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period in which it is incurred and capitalize the ARO by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company’s asset retirement obligations consist primarily of costs associated with the removal and disposal of reduction plant spent pot liner.

     With the adoption of SFAS No. 143 on January 1, 2003, Century recorded an ARO asset of $6,848, net of accumulated amortization of $7,372, a Deferred Tax Asset of $3,430 and an ARO liability of $14,220. The net amount initially recognized as a result of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle. During the year ended December 31, 2003 $1,795 of the additional ARO liability incurred is related to the acquisition of the 20% interest in the Hawesville facility.

     The reconciliation of the changes in the asset retirement obligations is presented below:

	For the year ended December 31,

	2003	2002 (Pro forma)

Beginning Balance, ARO Liability	$14,220	$13,734
Additional ARO Liability incurred	3,402	2,195
ARO Liabilities settled	(2,423)	(2,842)
Accretion Expense	1,296	1,133

Ending Balance, ARO Liability	$16,495	$14,220

15. Related Party Transactions

     The significant related party transactions occurring during the years ended December 31, 2003, 2002 and 2001, are described below.

     The Chairman of the Board of Directors of Century is a member of the Board of Directors of Glencore International AG. One of Century’s Board members is the Chairman of the Board of Directors of Glencore International AG.

     The Company had notes receivable with officers of the Company of $450 and $458 at December 31, 2003 and 2002, respectively. These notes receivable were all existing loans issued prior to the enactment of the Sarbanes-Oxley Act of 2002 and have not been modified since that date.

     Century of West Virginia has purchased alumina, and purchased and sold primary aluminum in transactions with Glencore at prices which management believes approximated market.

     Berkeley has purchased alumina and sold primary aluminum in transactions with Glencore at prices which management believes approximated market.

     Century of Kentucky has sold primary aluminum in transactions with Glencore at prices which management believes approximated market.

     During 2003, all of Century’s facilities participated in primary aluminum swap arrangements with Glencore at prices which management believes approximated market.

  Summary

     A summary of the aforementioned related party transactions for the years ended December 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Net sales (1)	$121,886	$107,594	$111,469
Purchases	99,185	97,469	19,964
Management fees from Glencore	121	485	416
Net gain (loss) on forward contracts	26,129	—	(1)
Derivative liability	9,342	—	—

(1)	Net sales includes gains and losses realized on the settlement of financial contracts.

     See Note 13 for a discussion of the Company’s fixed-price commitments, forward financial contracts, and contract settlements with related parties.

16. Supplemental Cash Flow Information

	Year Ended December 31,

	2003	2002	2001

Cash paid for:
Interest	$40,289	$38,299	$21,114
Income taxes	257	286	934
Cash received from:
Interest	341	392	891
Income tax refunds	9,489	17,574	66

  Non-Cash Activities

     During the years ended December 31, 2003, 2002 and 2001, interest cost incurred in the construction of equipment of $685, $810 and $250, respectively, was capitalized. During 2003, the Company incurred $40,000 of borrowings in the form of seller financing related to the acquisition of the 20% interest in the Hawesville facility. During 2002, the Company made non-cash contributions, consisting of 500,000 shares of the Company’s common stock valued at $3,180, to the Company’s pension plans.

17. Business Segments

     The Company operates in only one reportable business segment, primary aluminum. The primary aluminum segment produces molten metal, rolling ingot, t-ingot, extrusion billet and foundry ingot.

     A reconciliation of the Company’s consolidated assets to the total of primary aluminum segment assets is provided below.

		Corporate,
Segment Assets (1)	Primary	Unallocated	Total Assets

2003	$793,101	$17,225	$810,326
2002	742,672	22,495	765,167
2001	757,774	18,932	776,706

(1)	Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

     Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended December 31,

	2003	2002	2001

Net Sales
United States	$779,229	$711,003	$654,922
Other	3,250	335	—

     At December 31, 2003, 2002, and 2001, all of the Company’s long-lived assets were located in the United States.

     Revenues from Glencore represented 15.6%, 15.1% and 17.0% of the Company’s consolidated revenues in 2003, 2002 and 2001, respectively. Revenues from Pechiney represented 25.4%, 31.0% and 31.1% of the Company’s consolidated sales in 2003, 2002 and 2001, respectively. Revenues from Southwire represented 25.4%, 22.2% and 18.9% of the Company’s consolidated sales in 2003, 2002 and 2001.

18. Quarterly Information (Unaudited)

     The following information includes the results from the Company’s 20% interest in the Hawesville facility since its acquisition on April 1, 2003.

     Financial results by quarter for the years ended December 31, 2003 and 2002 are as follows:

			Net Income before
	Net	Gross	cumulative effect of change	Net Income	Net Income (Loss)
	Sales	Profit	in accounting principle	(Loss)	Per Share

2003:
1st Quarter (1)(2)(3)	$179,009	$7,706	23,473	$17,595	$0.81
2nd Quarter(4)	196,167	7,776	(5,007)	(5,007)	(0.26)
3rd Quarter(5)(6)	201,488	10,040	(5,367)	(5,367)	(0.28)
4th Quarter(7)(8)	205,815	22,517	(6,255)	(6,255)	(0.32)
2002:
1st Quarter (9)	$179,100	$7,308	$(3,468)	$(3,468)	$(0.19)
2nd Quarter (10)	180,336	4,956	(4,600)	(4,600)	(0.25)
3rd Quarter(11)(12)	176,992	247	(7,764)	(7,764)	(0.40)
4th Quarter(13)	174,910	7,550	(2,776)	(2,776)	(0.16)

(1)	The first quarter 2003 net income includes a gain of $26,129, net of tax, related to a contract termination.

(2)	The first quarter 2003 net income includes a charge of $5,878, net of tax, for the cumulative effect of adopting SFAS No. 143, “Accounting for Asset Retirement Obligations.”

(3)	The first quarter 2003 gross profit includes credits of $99 for inventory adjustments.

(4)	The second quarter 2003 gross profit includes credits of $295 for inventory adjustments.

(5)	The third quarter 2003 gross profit includes a credit of $1,223 for inventory adjustments.

(6)	The third quarter 2003 gross profit includes a charge of $1,555 for additional costs associated with spot purchases of alumina due to a supplier curtailment.

(7)	The fourth quarter 2003 gross profit includes credits of $5,905 for inventory adjustments.

(8)	The fourth quarter 2003 net income includes a charge of $2,004, net of tax, related to an executive resignation.

(9)	The first quarter 2002 gross profit includes credits of $1,473 for inventory adjustments.

(10)	The second quarter 2002 gross profit includes a charge of $717 for inventory adjustments.

(11)	The third quarter 2002 gross profit includes a charge of $3,410 for inventory adjustments.

(12)	The third quarter 2002 net income includes an after-tax charge of $1,072 to write-off deferred acquisition costs and an income tax benefit of $1,500 from a reduction in estimated income taxes.

(13)	The fourth quarter 2002 gross profit includes credits of $2,901 for inventory adjustments.

19. Condensed Consolidating Financial Information

     The Company’s 11 3/4% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company’s material wholly owned direct and indirect subsidiaries other than Century Aluminum of Kentucky, LLC (the “Guarantor Subsidiaries”). At December 31, 2001, as a result of the acquisition of the Hawesville facility, Century indirectly held an 80% equity interest in Century Aluminum of Kentucky, LLC (“LLC”) and as such consolidated 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as “Minority Interests.” On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville, Kentucky primary aluminum reduction facility, which was indirectly owned by Glencore, thereby eliminating the Minority Interest. Other subsidiaries of the Company which are immaterial will not guarantee the Notes (collectively, the “Non-Guarantor Subsidiaries”). During 2001, the Company adopted a policy for financial reporting purposes of allocating expenses to subsidiaries. For the years ended December 31, 2003, 2002 and 2001, the Company allocated total corporate expenses of $9,139, $10,900 and $8,500 to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

     Because the LLC is not a minor subsidiary, the Company is providing condensed consolidating financial information for the periods following the Company’s acquisition of the Hawesville facility. See Note 5 to the Consolidated Financial Statements for information about the terms of the Notes.

     The following summarized condensed consolidating balance sheets as of December 31, 2003 and 2002, condensed consolidating statements of operations for the years ended December 31, 2003, 2002, and 2001 and the condensed consolidating statements of cash flows for the years ended December 31, 2003, 2002, and 2001 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2003

	Combined			Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$104	$—	$28,100	$—	$28,204
Accounts receivable – net	51,131	239	—	—	51,370
Due from affiliates	101,489	23,586	455,025	(569,143)	10,957
Inventories	76,878	12,482	—	—	89,360
Prepaid and other assets	4,263	134	3,117	—	7,514

Total current assets	233,865	36,441	486,242	(569,143)	187,405
Investment in subsidiaries	78,720	—	178,483	(257,203)	—
Property, plant and equipment – net	489,502	5,299	156	—	494,957
Intangible asset – net	—	99,136	—	—	99,136
Due from affiliates — less current portion	—	—	—	—	—
Other assets	14,877	—	13,951	—	28,828

Total	$816,964	$140,876	$678,932	$(826,346)	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$13,137	$21,692	$—	$—	$34,829
Due to affiliates	25,392	525	116,538	(115,316)	27,139
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	8,929	5,740	15,485	—	30,154
Accrued employee benefits costs — current portion	7,306	1,628	—	—	8,934
Deferred taxes — current portion	—	—	—	—	—

Total current liabilities	62,579	29,585	132,023	(115,316)	108,871

Long term debt – net	—	—	322,310	—	322,310
Notes payable – affiliates	—	—	14,000	—	14,000
Accrued pension benefit costs — less current portion	—	—	10,764	—	10,764
Accrued postretirement benefit costs — less current portion	53,234	24,334	650	—	78,218
Other liabilities	478,892	8,237	—	(453,757)	33,372
Deferred taxes	43,776	—	11,388	(70)	55,094

Total noncurrent liabilities	575,902	32,571	359,112	(453,827)	513,758

Shareholders’ Equity:
Convertible preferred stock	—	—	25,000	—	25,000
Common stock	59	—	211	(59)	211
Additional paid-in capital	188,424	133,175	173,138	(321,599)	173,138
Accumulated other comprehensive income (loss)	(4,582)	—	(5,222)	4,582	(5,222)
Retained earnings (deficit)	(5,418)	(54,455)	(5,430)	59,873	(5,430)

Total shareholders’ equity	178,783	78,720	187,697	(257,203)	187,697

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2002

	Combined			Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$745	$—	$44,347	$—	$45,092
Accounts receivable – net	45,936	304	—		46,240
Due from affiliates	87,071	10,102	353,292	(427,733)	22,732
Inventories	55,877	21,258	—	—	77,135
Prepaid and other assets	2,887	178	4,434	(2,722)	4,777

Total current assets	192,516	31,842	402,073	(430,455)	195,976
Investment in subsidiaries	74,663	—	184,234	(258,897)	—
Property, plant and equipment – net	416,590	780	251	—	417,621
Intangible asset – net	—	119,744	—	—	119,744
Due from affiliates — less current portion	974	—	—	—	974
Other assets	13,041	—	17,811	—	30,852

Total	$697,784	$152,366	$604,369	$(689,352)	$765,167

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$14,588	$23,169	$—	$—	$37,757
Due to affiliates	32,711	—	64,243	(81,143)	15,811
Industrial revenue bonds	—	7,815	—	—	7,815
Accrued and other current liabilities	6,257	5,055	12,802	—	24,114
Accrued employee benefits costs — current portion	8,966	559	1,365	—	10,890
Deferred taxes — current portion	7,763	—	—	(2,792)	4,971

Total current liabilities	70,285	36,598	78,410	(83,935)	101,358

Long term debt – net	—	—	321,852	—	321,852
Accrued pension benefit costs — less current portion	3,771	—	6,980	—	10,751
Accrued postretirement benefit costs — less current portion	48,335	21,840	481	—	70,656
Other liabilities	354,297	599	—	(346,520)	8,376
Deferred taxes	36,862	—	4,514	—	41,376

Total noncurrent liabilities	443,265	22,439	333,827	(346,520)	453,011

Minority Interest	—	—	—	18,666	18,666
Shareholders’ Equity:
Convertible preferred stock	—	—	25,000	—	25,000
Common stock	59	—	211	(59)	211
Additional paid-in capital	226,998	139,281	172,133	(366,279)	172,133
Accumulated other comprehensive income (loss)	1,173	—	1,173	(1,173)	1,173
Retained earnings (deficit)	(43,996)	(45,952)	(6,385)	89,948	(6,385)

Total shareholders’ equity	184,234	93,329	192,132	(277,563)	192,132

Total	$697,784	$152,366	$604,369	$(689,352)	$765,167

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

	Combined
	Guarantor	Non-Guarantor		Reclassifications
	Subsidiaries	Subsidiary	The Company	and Eliminations	Consolidated

Net sales:
Third-party customers	$660,593	$—	$—	$—	$660,593
Related parties	121,886	—	—	—	121,886

	782,479	—	—	—	782,479

Cost of goods sold	715,816	334,020	—	(315,395)	734,441
Reimbursement from owners	—	(315,519)	—	315,519	—

Gross profit (loss)	66,663	(18,501)	—	(124)	48,038
Selling, general and admin expenses	20,833	—	—	—	20,833

Operating income (loss)	45,830	(18,501)	—	(124)	27,205
Interest expense – third party	(41,248)	(124)	—	103	(41,269)
Interest expense – affiliates	(2,579)	—	—	—	(2,579)
Interest income	339	—	—	—	339
Net gain (loss) on forward contracts	25,691	—	—	—	25,691
Other income (expense) — net	(653)	(56)	—	21	(688)

Income (loss) before taxes, minority interest and cumulative effect of a change in accounting principle	27,830	(18,681)	—	—	8,699
Income tax (expense) benefit	(9,564)	—	—	6,723	(2,841)

Net income (loss) before minority interest and cumulative effect of a change in accounting principle	17,816	(18,681)	—	6,723	5,858
Minority interest	—	—	—	986	986

Net income (loss) before cumulative effect of a change in accounting principle	17,816	(18,681)	—	7,709	6,844
Cumulative effect of a change in accounting principle	(5,878)	—	—	—	(5,878)
Equity earnings (loss) of subsidiaries	(10,972)	—	966	10,006	—

Net income (loss)	$966	$(18,681)	$966	$17,715	$966

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2002

	Combined
	Guarantor	Non-Guarantor		Reclassifications
	Subsidiaries	Subsidiary	The Company	and Eliminations	Consolidated

Net sales:
Third-party customers	$603,744	$—	$—	$—	$603,744
Related parties	107,594	—	—	—	107,594

	711,338	—	—	—	711,338

Cost of goods sold	665,032	279,614	—	(253,369)	691,277
Reimbursement from owners	—	(253,541)	—	253,541	—

Gross profit (loss)	46,306	(26,073)	—	(172)	20,061
Selling, general and admin expenses	15,783	—	—	—	15,783

Operating income (loss)	30,523	(26,073)	—	(172)	4,278
Interest expense	(40,813)	(134)	—	134	(40,813)
Interest income	392	—		—	392
Other income (expense), net	(1,830)	(51)	—	38	(1,843)

Income (loss) before taxes	(11,728)	(26,258)	—	—	(37,986)
Income tax (expense) benefit	6,144	—	—	7,982	14,126

Net income (loss) before minority interest	(5,584)	(26,258)	—	7,982	(23,860)
Minority interest	—	—	—	5,252	5,252
Equity earnings (loss) of subsidiaries	(13,024)	—	(18,608)	31,632	—

Net income (loss)	$(18,608)	$(26,258)	$(18,608)	$44,866	$(18,608)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2001

	Combined
	Guarantor	Non-Guarantor		Reclassifications
	Subsidiaries	Subsidiary	The Company	and Eliminations	Consolidated

Net sales:
Third-party customers	$543,453	$—	$—	$—	$543,453
Related parties	111,469	—	—	—	111,469

	654,922	—	—	—	654,922

Cost of goods sold	614,052	252,615	—	(232,453)	634,214
Reimbursement from owners	—	(233,521)	—	233,521	—

Gross profit (loss)	40,870	(19,094)	—	(1,068)	20,708
Selling, general and admin expenses	18,787	742	—	(931)	18,598

Operating income (loss)	22,083	(19,836)	—	(137)	2,110
Interest expense	(31,403)	(162)	—	—	(31,565)
Interest income	891	—	—	—	891
Other income (expense) — net	1,948	304	—	137	2,389

Income (loss) before taxes	(6,481)	(19,694)	—	—	(26,175)
Income tax (expense) benefit	2,547	—	—	5,987	8,534

Net income (loss) before minority interest	(3,934)	(19,694)	—	5,987	(17,641)
Minority interest				3,939	3,939
Equity earnings (loss) of subsidiaries	(9,768)	—	(13,702)	23,470	—

Net income (loss)	$(13,702)	$(19,694)	$(13,702)	$33,396	$(13,702)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003

	Combined
	Guarantor	Non-Guarantor		Reclassifications
	Subsidiaries	Subsidiary	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$72,825	$14,554	$—	$—	$87,379

Investing activities:
Purchase of property, plant and equipment	(15,809)	(3,049)	—	—	(18,858)
Acquisitions	—	—	(59,837)	—	(59,837)

Net cash used in investing activities	(15,809)	(3,049)	(59,837)	—	(78,695)

Financing activities:
Payments	—	—	(26,000)	—	(26,000)
Financing fees	—	—	(297)	—	(297)
Dividends	—	—	(11)	—	(11)
Intercompany transactions	(57,657)	(11,505)	69,162	—	—
Issuance of common stock	—	—	736	—	736

Net cash provided by (used in) financing activities	(57,657)	(11,505)	43,590	—	(25,572)

Net increase (decrease) in cash	(641)	—	(16,247)	—	(16,888)
Beginning cash	745	—	44,347	—	45,092

Ending cash	$104	$—	$28,100	$—	$28,204

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2002

	Combined
	Guarantor	Non-Guarantor		Reclassifications
	Subsidiaries	Subsidiary	The Company	and Eliminations	Consolidated

Net cash provided by operating activities	$40,245	$14,241	$—	$—	$54,486

Investing activities:
Purchase of property, plant and equipment	(17,371)	(1,056)	—	—	(18,427)
Proceeds from sale of property, plant and equipment	231	—	—	—	231

Net cash used in investing activities	(17,140)	(1,056)	—	—	(18,196)

Financing activities:
Dividends	—	—	(4,591)	—	(4,591)
Intercompany transactions	(23,380)	(13,185)	36,565	—	—
Issuance of common stock	—	—	5	—	5

Net cash provided by (used in) financing activities	(23,380)	(13,185)	31,979	—	(4,586)

Net increase (decrease) in cash	(275)	—	31,979	—	31,704
Beginning cash	1,020	—	12,368	—	13,388

Ending cash	$745	$—	$44,347	$—	$45,092

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2001

	Combined
	Guarantor	Non-Guarantor		Reclassifications
	Subsidiaries	Subsidiary	The Company	and Eliminations	Consolidated

Net cash provided by (used in) operating activities	$42,440	$(3,817)	$—	$—	$38,623

Investing activities:
Purchase of property, plant and equipment	(14,082)	(374)	—	—	(14,456)
Proceeds from sale of property, plant and equipment	54	—	—	—	54
Divestitures	98,971	—	—	—	98,971
Business acquisition	(466,814)	—	—	—	(466,814)

Net cash used in investing activities	(381,871)	(374)	—	—	(382,245)

Financing activities:
Borrowings, third party	—	—	321,352	—	321,352
Financing fees	—	—	(16,568)	—	(16,568)
Dividends	—	—	(5,736)	—	(5,736)
Intercompany transactions	307,489	4,191	(311,680)	—	—
Issuance of preferred stock	—	—	25,000	—	25,000

Net cash provided by (used in) financing activities	307,489	4,191	12,368	—	324,048

Net increase (decrease) in cash	(31,942)	—	12,368	—	(19,574)
Beginning cash	32,962	—	—	—	32,962

Ending cash	$1,020	$—	$12,368	$—	$13,388

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures

     As of December 31, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures are effective.

     (b) Changes in internal controls

     During the quarter ended December 31, 2003, there have not been any significant changes in the Company’s internal controls over financial reporting that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

     This Item is incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period. Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

     This Item is incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     This Item is incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

Item 13. Certain Relationships and Related Transactions

     This Item is incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

Item 14. Principal Accountant Fees and Services

     This Item is incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Financial Statements

     The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

     Independent Auditors’ Report.

     Consolidated Balance Sheets at December 31, 2003 and 2002.

     Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

     Notes to the Consolidated Financial Statements.

(a)(2) List of Financial Statement Schedules

     Independent Auditors’ Report.

     Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001.

(a)(3) List of Exhibits

Exhibit
Number	Description of Exhibit

2.1	Stock and Asset Purchase Agreement dated July 26, 1999 by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)

2.2	Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled Products LLC. (f)

2.3	Amended and Restated Shared Facilities and Services Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)

2.4	Stock Purchase Agreement dated August 31, 2001 by and among by and among Century Aluminum Company and Southwire Company. (h)

2.5	Asset Purchase Agreement, dated as of April 2, 2001, by and among Century Aluminum Company, Century Kentucky, Inc., NSA, Ltd. and Glencore AG. (h)

2.6	Asset Purchase Agreement, dated as of April 1, 2003, by and among Glencore, Ltd., Glencore Acquisition I LLC, Hancock Aluminum LLC and Century Aluminum Company. (n)

2.7	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Acquisition I LLC for the principal amount of $40 million. (n)

2.8	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Ltd. (n)

2.9	Guaranty Agreement, dated as April 1, 2003, by and among Hancock Aluminum LLC, Century Kentucky, Inc., NSA Ltd., Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Metalsco, Ltd., Skyliner, Inc. for the benefit of Glencore Acquisition I LLC and Glencore Ltd. (n)

2.10	Security Agreement, dated as of April 1, 2003, by and among Hancock Aluminum LLC, Glencore Ltd. and Glencore Acquisitions I LLC. (n)

Exhibit
Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of Century Aluminum Company. (a)(1)

3.2	Restated Bylaws of Century Aluminum Company (as amended through June 24, 2003).(1)

3.3	Certificate of Designation for Century Aluminum Company’s 8% Cumulative Convertible Preferred Stock, par value $.01 per share, dated March 28, 2001. (h)(i)

4.1	Form of Stock Certificate. (a)

4.2	Purchase Agreement, dated March 28, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc. and Virgin Islands Alumina Corporation LLC and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers. (h)

4.3	Indenture, dated April 2, 2001, by and among Century, the Guarantors party thereto and Wilmington Trust Company, as trustee. (h)

4.4	Amendment to Indenture, dated as of May 5, 2003, by and among Century Aluminum Company, the Guarantors party thereto and Wilmington Trust Company, as trustee. (l)

4.5	Registration Rights Agreement, dated April 2, 2001, by and among Century Aluminum Company, the Guarantors party thereto and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers. (h)

4.6	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of April 2, 2001, from NSA, Ltd. for the benefit of Wilmington Trust Company, as collateral agent. (h)

4.7	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of April 2, 2001, from Century Aluminum of West Virginia, Inc. for the benefit of Wilmington Trust Company, as collateral agent. (h)

4.8	Pledge and Security Agreement, dated as of April 2, 2001, by Century Aluminum Company as Pledgor and the other Pledgors party thereto in favor of Wilmington Trust Company, as collateral agent. (h)

4.9	Convertible Preferred Stock Purchase Agreement, dated as of April 2, 2001, by and between Century Aluminum Company and Glencore AG. (h)

4.10	Form of Convertible Preferred Stock Certificate. (h)

10.1	Agreement, dated June 12, 1992, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668. (a)

10.2	Agreement, dated November 30, 1994, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668. (a)

10.3	Extension of Labor Agreement, dated February 21, 2002, by and between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO. (k)

10.4	Amended and Restated Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Craig A. Davis. (b)*

10.5	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen. (b)(k)

10.6	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen. (b)*

10.7	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley. (b)(k)

10.8	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley. (b)*

10.9	Employment Agreement, effective as of October 14, 2003, by and between Century Aluminum Company and E. Jack Gates. (b)*

10.10	Form of Severance Agreement by and between Century Aluminum Company and Craig A. Davis. (a)(b)

10.11	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Craig A. Davis. (b)(e)

10.12	Severance Letter, dated October 15, 2003, by and between Century Aluminum Company and Gerald A. Meyers. (b)*

Exhibit
Number	Description of Exhibit

10.13	Form of Severance Agreement by and between Century Aluminum Company and Gerald J. Kitchen. (a)(b)

10.14	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Gerald J. Kitchen. (b)(e)

10.15	Form of Severance Agreement by and between Century Aluminum Company and David W. Beckley. (a)(b)

10.16	Amendment to Severance Protection Agreement by and between Century Aluminum Company and David W. Beckley. (b)(e)

10.17	Severance Protection Agreement, dated as of October 14, 2003, by and between Century Aluminum Company and E. Jack Gates. (b)*

10.18	1996 Stock Incentive Plan as amended through June 28, 2001. (b)(j)

10.19	Non-Employee Directors Stock Option Plan. (a)(b)

10.20	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation. (a)

10.21	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.. (a)

10.22	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation. (a)

10.23	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc. (g)

10.24	Form of Tax Sharing Agreement. (a)

10.25	Form of Disaffiliation Agreement. (a)

10.26	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC. (a)

10.27	Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001). (b)(l)

10.28	Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company. (c)

10.29	Amendment No. 1 to the Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company. (c)

10.30	Century Aluminum Company Incentive Compensation Plan. (b)(d)

10.31	Revolving Credit Agreement, dated as of April 2, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. And NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as Arranger, and Credit Suisse First Boston, Inc. as Syndication Agent. (j)

10.32	Collective Bargaining Agreement, effective April 2, 2001, by and between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC. (j)

10.33	Owners Agreement, dated as of April 2, 2001, by and among NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum Kentucky, LLC. (j)

10.34	Shared Services Agreement, dated April 2, 2001, by and among Century Aluminum Company, NSA, Ltd., Glencore Acquisition I LLC and Southwire Company.(j)

10.35	1996 Stock Incentive Plan Implementation Guidelines. (m)

10.36	Century Aluminum Company Supplemental Retirement Income Benefit Plan. (b)(k)

10.37	Alumina Supply Contract, dated January 1, 2001, by and between Century Aluminum of West Virginia and Glencore Ltd. (k)**

10.38	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG. (k)**

Exhibit
Number	Description of Exhibit

10.39	Alumina Purchase Agreement, dated as of December 18, 1997, by and between Kaiser Aluminum & Chemical Corporation and Southwire Company. (l)**

10.40	Consent to Assignment and Guarantee, dated as of April 2, 2001, by and among Kaiser Aluminum & Chemical Corporation, Century Aluminum Corporation and Century Aluminum of Kentucky L.L.C. (l)

10.41	Alumina Purchase Agreement, dated as of May 26, 2003, by and between Kaiser Aluminum & Chemical Corporation and Century Aluminum of Kentucky L.L.C. (l)**

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Disclosure in Century Aluminum Company’s Annual Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).*

31.2	Certification of Disclosure in Century Aluminum Company’s Annual Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* - Filed herewith.

** - Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form S-1 Registration Statement, as amended, Registration No. 33-95486.

(b)	Management contract or compensatory plan.

(c)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(d)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

(f)	Incorporated by reference to the Registrant’s Report on Form 8-K dated October 6, 1999.

(g)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 20, 2000.

(h)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 17, 2001.

(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(j)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(k)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(l)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(m)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on June 4, 2002.

(n)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 16, 2003.

(b) Reports on Form 8-K:

     During the quarter ended December 31, 2003, the Company filed the following two reports on Form 8-K with the Securities and Exchange Commission:

     1. Form 8-K dated October 15, 2003, the Company issued a press release announcing that Craig A. Davis had been elected Chief Executive Officer of the Company, replacing Gerald A. Meyers, who resigned from that position. Mr. Meyers, who succeeded Mr. Davis as Chief Executive Officer in January 2003, also resigned as a director of the Company.

     2. Form 8-K dated October 22, 2003, attaching the Company’s earnings release for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY ALUMINUM COMPANY

By:	/s/ DAVID W. BECKLEY

David W. Beckley Executive Vice President and Chief Financial Officer

Dated: February 26, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ CRAIG A. DAVIS Craig A. Davis	Chairman and Chief Executive Officer	February 26, 2004

/s/ WILLIAM HAMPSHIRE William R. Hampshire	Vice-Chairman	February 26, 2004

/s/ DAVID W. BECKLEY David W. Beckley	Executive Vice President and Chief Financial Officer(Principal Financial Officer and Principal Accounting Officer)	February 26, 2004

/s/ ROMAN A. BNINSKI Roman A. Bninski	Director	February 26, 2004

/s/ JOHN C. FONTAINE John C. Fontaine	Director	February 26, 2004

/s/ JOHN P. O’BRIEN John P. O’Brien	Director	February 26, 2004

/s/ STUART M. SCHREIBER Stuart M. Schreiber	Director	February 26, 2004

/s/ ROBERT E. FISHMAN Robert E. Fishman	Director	February 26, 2004

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 9, 2004, which report expresses an unqualified opinion and includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Pittsburgh, Pennsylvania
February 9, 2004

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged To		Balance at
	Beginning	Cost and		End of
	of Period	Expense	Deductions	Period

	(Dollars in Thousands)
YEAR ENDED DECEMBER 31, 2001:
Allowance for doubtful trade accounts receivable	$285	$4,431	$371	$4,345
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful trade accounts receivable	$4,345	$—	$292	$4,053
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful trade accounts receivable	$4,053	$—	$85	$3,968

Exhibit Index

Exhibit
Number	Description of Exhibit

2.1	Stock and Asset Purchase Agreement dated July 26, 1999 by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)

2.2	Management Services Agreement dated as of September 21, 1999 by and between Century Aluminum Company and Pechiney Rolled Products LLC. (f)

2.3	Amended and Restated Shared Facilities and Services Agreement dated as of September 21, 1999 by and between Century Aluminum of West Virginia, Inc. and Pechiney Rolled Products LLC. (f)

2.4	Stock Purchase Agreement dated August 31, 2001 by and among by and among Century Aluminum Company and Southwire Company. (h)

2.5	Asset Purchase Agreement, dated as of April 2, 2001, by and among Century Aluminum Company, Century Kentucky, Inc., NSA, Ltd. and Glencore AG. (h)

2.6	Asset Purchase Agreement, dated as of April 1, 2003, by and among Glencore, Ltd., Glencore Acquisition I LLC, Hancock Aluminum LLC and Century Aluminum Company. (n)

2.7	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Acquisition I LLC for the principal amount of $40 million. (n)

2.8	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Ltd. (n)

2.9	Guaranty Agreement, dated as April 1, 2003, by and among Hancock Aluminum LLC, Century Kentucky, Inc., NSA Ltd., Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Metalsco, Ltd., Skyliner, Inc. for the benefit of Glencore Acquisition I LLC and Glencore Ltd. (n)

2.10	Security Agreement, dated as of April 1, 2003, by and among Hancock Aluminum LLC, Glencore Ltd. and Glencore Acquisitions I LLC. (n)

3.1	Restated Certificate of Incorporation of Century Aluminum Company. (a)(1)

3.2	Restated Bylaws of Century Aluminum Company (as amended through June 24, 2003).(1)

3.3	Certificate of Designation for Century Aluminum Company’s 8% Cumulative Convertible Preferred Stock, par value $.01 per share, dated March 28, 2001. (h)(i)

4.1	Form of Stock Certificate. (a)

4.2	Purchase Agreement, dated March 28, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc. and Virgin Islands Alumina Corporation LLC and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers. (h)

4.3	Indenture, dated April 2, 2001, by and among Century, the Guarantors party thereto and Wilmington Trust Company, as trustee. (h)

4.4	Amendment to Indenture, dated as of May 5, 2003, by and among Century Aluminum Company, the Guarantors party thereto and Wilmington Trust Company, as trustee. (l)

4.5	Registration Rights Agreement, dated April 2, 2001, by and among Century Aluminum Company, the Guarantors party thereto and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers. (h)

4.6	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of April 2, 2001, from NSA, Ltd. for the benefit of Wilmington Trust Company, as collateral agent. (h)

4.7	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of April 2, 2001, from Century Aluminum of West Virginia, Inc. for the benefit of Wilmington Trust Company, as collateral agent. (h)

4.8	Pledge and Security Agreement, dated as of April 2, 2001, by Century Aluminum Company as Pledgor and the other Pledgors party thereto in favor of Wilmington Trust Company, as collateral agent. (h)

Exhibit
Number	Description of Exhibit

4.9	Convertible Preferred Stock Purchase Agreement, dated as of April 2, 2001, by and between Century Aluminum Company and Glencore AG. (h)

4.10	Form of Convertible Preferred Stock Certificate. (h)

10.1	Agreement, dated June 12, 1992, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668. (a)

10.2	Agreement, dated November 30, 1994, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668. (a)

10.3	Extension of Labor Agreement, dated February 21, 2002, by and between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO. (k)

10.4	Amended and Restated Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Craig A. Davis. (b)*

10.5	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen. (b)(k)

10.6	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen. (b)*

10.7	Employment Agreement effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley. (b)(k)

10.8	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley. (b)*

10.9	Employment Agreement, effective as of October 14, 2003, by and between Century Aluminum Company and E. Jack Gates. (b)*

10.10	Form of Severance Agreement by and between Century Aluminum Company and Craig A. Davis. (a)(b)

10.11	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Craig A. Davis. (b)(e)

10.12	Severance Letter, dated October 15, 2003, by and between Century Aluminum Company and Gerald A. Meyers. (b)*

10.13	Form of Severance Agreement by and between Century Aluminum Company and Gerald J. Kitchen. (a)(b)

10.14	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Gerald J. Kitchen. (b)(e)

10.15	Form of Severance Agreement by and between Century Aluminum Company and David W. Beckley. (a)(b)

10.16	Amendment to Severance Protection Agreement by and between Century Aluminum Company and David W. Beckley. (b)(e)

10.17	Severance Protection Agreement dated as of October 14, 2003, by and between Century Aluminum Company and E. Jack Gates (b)*

10.18	1996 Stock Incentive Plan as amended through June 28, 2001. (b)(j)

10.19	Non-Employee Directors Stock Option Plan. (a)(b)

10.20	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation. (a)

10.21	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.. (a)

10.22	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation. (a)

10.23	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc. (g)

10.24	Form of Tax Sharing Agreement. (a)

10.25	Form of Disaffiliation Agreement. (a)

10.26	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC. (a)

10.27	Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001). (b)(l)

Exhibit
Number	Description of Exhibit

10.28	Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company. (c)

10.29	Amendment No. 1 to the Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company. (c)

10.30	Century Aluminum Company Incentive Compensation Plan. (b)(d)

10.31	Revolving Credit Agreement, dated as of April 2, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. And NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto as Lenders, Fleet Capital Corporation as Agent, Fleet Securities Inc. as Arranger, and Credit Suisse First Boston, Inc. as Syndication Agent. (j)

10.32	Collective Bargaining Agreement, effective April 2, 2001, by and between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC. (j)

10.33	Owners Agreement, dated as of April 2, 2001, by and among NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum Kentucky, LLC. (j)

10.34	Shared Services Agreement, dated April 2, 2001, by and among Century Aluminum Company, NSA, Ltd., Glencore Acquisition I LLC and Southwire Company.(j)

10.35	1996 Stock Incentive Plan Implementation Guidelines. (m)

10.36	Century Aluminum Company Supplemental Retirement Income Benefit Plan. (b)(k)

10.37	Alumina Supply Contract, dated January 1, 2001, by and between Century Aluminum of West Virginia and Glencore Ltd. (k)**

10.38	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG. (k)**

10.39	Alumina Purchase Agreement, dated as of December 18, 1997, by and between Kaiser Aluminum & Chemical Corporation and Southwire Company. (l)**

10.40	Consent to Assignment and Guarantee, dated as of April 2, 2001, by and among Kaiser Aluminum & Chemical Corporation, Century Aluminum Corporation and Century Aluminum of Kentucky L.L.C. (l)

10.41	Alumina Purchase Agreement, dated as of May 26, 2003, by and between Kaiser Aluminum & Chemical Corporation and Century Aluminum of Kentucky L.L.C. (l)**

21.1	List of Subsidiaries.*

23.1	Consent of Deloitte & Touche LLP.*

31.1	Certification of Disclosure in Century Aluminum Company’s Annual Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).*

31.2	Certification of Disclosure in Century Aluminum Company’s Annual Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).*

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).*

* - Filed herewith. ** - Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

(a)	Incorporated by reference to the Registrant’s Form S-1 Registration Statement, as amended, Registration No. 33-95486.

(b)	Management contract or compensatory plan.

(c)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1996.

(d)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

(e)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31,

1999.

(f)	Incorporated by reference to the Registrant’s Report on Form 8-K dated October 6, 1999.

(g)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 20, 2000.

(h)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 17, 2001.

(i)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

(j)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.

(k)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

(l)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003

(m)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2001, filed on June 4, 2002.

(n)	Incorporated by reference to the Registrant’s Report on Form 8-K dated April 16, 2003.