Form 10-K/A
period 2003-12-31
CENTURY ALUMINUM CO
filed 2004-03-25
CIK 949157

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

     Based upon the NASDAQ closing price on June 30, 2003, the aggregate market value of the common stock held by non-affiliates of the registrant was $88,721,689. As of March 23, 2004, 21,211,466 shares of common stock of the registrant were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  None.
================================================================================

EXPLANATORY NOTE: The purpose of this amendment is to include the information required under Part III, Items 10-14 of the Annual Report on Form 10-K ("Form 10-K") for Century Aluminum Company (the "Company" or "Century") for the year ended December 31, 2003 and to attach as an exhibit a revised Independent Auditors' Consent, which will replace the consent originally filed with the Company's Form 10-K.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Directors

     The Company's Board of Directors consists of eight members, divided into three classes. Directors in each class are elected to serve for three-year terms, with each class standing for election in successive years.


                     DIRECTORS WITH TERMS TO EXPIRE IN 2004

                                                  BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR         DIRECTOR
NAME AND AGE                                    EMPLOYMENT DURING PAST 5 YEARS; OTHER DIRECTORSHIPS         SINCE
------------                                    ---------------------------------------------------         -----
John C. Fontaine (1)(2)(3)........72         Of Counsel, law firm of Hughes Hubbard & Reed LLP since        1996
                                             January 2000 and partner from July 1997 to December
                                             1999; President of Knight-Ridder, Inc. from July 1995 to
                                             July 1997; Chairman of the Samuel H. Kress Foundation;
                                             Trustee of the National Gallery of Art.

John P. O'Brien (1)(2)(3)(4)......62         Managing Director of Inglewood Associates Inc. since           2000
                                             1990; Chairman of Allied Construction Products since
                                             March 1993; Director of Oglebay Norton Company since
                                             April 2003; Director of International Total Services,
                                             Inc. from August 1999 to January 2003; Director of
                                             American Italian Pasta Company from March 1997 to
                                             November 2002; Chairman and CEO of Jeffrey Mining
                                             Products L.P. from October 1995 to June 1999.

                     DIRECTORS WITH TERMS TO EXPIRE IN 2005


                                                   BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR         DIRECTOR
NAME AND AGE                                     EMPLOYMENT DURING PAST 5 YEARS; OTHER DIRECTORSHIPS         SINCE
------------                                     ---------------------------------------------------         -----
Craig A. Davis.....................63        Chief Executive Officer of the Company since October 15,         1995
                                             2003; Chairman of the Board of the Company since August
                                             1995; Chairman and Chief Executive Officer of the Company
                                             from August 1995 to December 2002; Director of Glencore
                                             International AG ("Glencore") since December 1993 and
                                             Executive of Glencore from September 1990 to June 1996.

Robert E. Fishman, Ph.D. (3).......52        Senior Vice President of Calpine Corporation since 2001;         2002
                                             President of PB Power, Inc. from 1998 to 2001 and Senior
                                             Vice President from 1991 to 1998.

William R. Hampshire (2)...........75        Vice-Chairman of the Board of the Company since August           1995
                                             1995; independent consultant since 1990; former President
                                             and Chief Executive Officer of Howmet Aluminum Corporation.

                     DIRECTORS WITH TERMS TO EXPIRE IN 2006


                                                  BUSINESS EXPERIENCE AND PRINCIPAL OCCUPATION OR         DIRECTOR
NAME AND AGE                                    EMPLOYMENT DURING PAST 5 YEARS; OTHER DIRECTORSHIPS         SINCE
------------                                    ---------------------------------------------------         -----
Roman A. Bninski .................57         Partner, law firm of Curtis, Mallet-Prevost, Colt &             1996
                                             Mosle LLP, New York, New York since 1984.

Stuart M. Schreiber...............50         Founder and Managing Director of Integis, Inc. since            1999
                                             1997; former partner of Heidrick & Struggles from 1988
                                             to 1997.

Willy R. Strothotte (1)(5)........59         Chairman of the Board of Glencore since 1994 and Chief          1996
                                             Executive Officer from 1993 to December 2001; Chairman
                                             of the Board of Xstrata AG (formerly Sudelektra Holding
                                             AG) since 1990.



(1) Member of Nominating Committee.
(2) Member of Compensation Committee.
(3) Member of Audit Committee.
(4) Audit committee financial expert.
(5) Mr. Strothotte was designated to serve as a director of the Company by Glencore International AG.


     Executive Officers

     Information regarding the Company's executive officers is included in Part I, Item 4 of the Company's report on Form 10-K for the year ended December 31, 2003 under the heading "Executive Officers of the Registrant."

AUDIT COMMITTEE

     In accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company's Board of Directors has established an Audit Committee comprised of the following directors: Messrs. Robert E. Fishman, Ph.D, John C. Fontaine and John P. O'Brien. The Board of Directors has designated Mr. O'Brien, who serves as Chairman of the Audit Committee, as the "audit committee financial expert," as such term is defined under Item 401(h) of Regulation S-K of the Exchange Act. Mr. O'Brien and the other members of the Audit Committee are "independent" as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and NASD Marketplace Rule 4200(a)(15).

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons owning more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") reports of ownership and changes in ownership of equity securities of the Company. Such persons are also required to furnish the Company with copies of all such forms.

     Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 2003 fiscal year, all required Section 16(a) filings were timely made.

CODE OF ETHICS

     The Company has adopted a Code of Ethics that applies to all of its employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Century Aluminum Company Code of Ethics has been filed as an exhibit with this annual report.

ITEM 11.  EXECUTIVE COMPENSATION

     Directors' Compensation

     Directors who are full-time salaried employees of the Company are not compensated for their service on the board of directors or on any board committee. Non-employee directors receive an annual retainer of $25,000 for their services, except for the Vice-Chairman, who receives an annual retainer of $30,000. In addition, each non-employee director received a fee of $2,000 during 2003 for each board of directors or board committee meeting attended. The Chairman of the Audit Committee received a fee of $3,000 per Audit Committee meeting attended. All directors are reimbursed for their travel and other expenses incurred in attending board of directors and board committee meetings.

     Under Century's Non-Employee Directors Stock Option Plan, each director who is not an employee of Century received a one-time grant of options to purchase 10,000 shares of common stock, and the Vice-Chairman received a one-time grant of options to purchase 25,000 shares of common stock. Such grants for Messrs. Bninski and Hampshire became effective upon the consummation of Century's initial public offering at an exercise price equal to the initial public offering price, while grants to Messrs. Fishman, Fontaine, Schreiber, Strothotte and O'Brien became effective upon their election as directors at an exercise price equal to the market price of Century's common stock at such times. The options vested one-third on the grant date, with an additional one-third vesting on each of the first and second anniversaries of the grant date. In addition, the Non-Employee Directors Stock Option Plan provides for annual grants of options to each non-employee director continuing in office after the annual meeting of stockholders each year at an exercise price equal to the market price of such shares on the date of the grant. During 2003, non-employee directors each received options to purchase 3,000 shares.

     Summary Compensation Table

     The following table sets forth information with respect to the compensation paid or awarded by Century to the two individuals who served as Chief Executive Officer and the four other most highly compensated executive officers (collectively, the "Named Executive Officers") for services rendered in all capacities during 2001, 2002 and 2003.

                                                                               LONG-TERM
                                                                              COMPENSATION
                                           ANNUAL COMPENSATION               AWARDS/PAYOUTS
                                  ----------------------------------------   --------------

                                                                 OTHER
                                                                 ANNUAL
NAME AND                                                      COMPENSATION       LTIP              ALL OTHER
PRINCIPAL POSITION        YEAR    SALARY ($)     BONUS ($)      ($)(1)       PAYOUTS ($)(2)   COMPENSATION ($)(3)
------------------        ----    ----------     ---------    ------------   -------------    ------------------
Craig A. Davis(4)         2003     $ 558,333     $ 525,000        -0-            --            $     8,400
  Chairman and Chief      2002     $ 728,708     $ 390,000    $ 91,283           -0-           $     7,200
  Executive Officer       2001     $ 705,679     $ 486,000        -0-            -0-           $     6,120


Gerald A. Meyers(5)       2003     $ 439,521(5)  $ 175,000(5) $ 28,579           --            $   660,205(6)
  Chief Executive         2002     $ 329,825     $ 115,000    $ 42,336           -0-           $     9,005
  Officer (resigned)      2001     $ 323,189     $ 157,500    $ 31,038           -0-           $     7,925



Gerald J. Kitchen         2003     $ 269,333     $ 130,000        -0-            --            $    27,179
  Executive Vice          2002     $ 264,897     $  85,000    $ 41,808           -0-           $    30,745
  President, General      2001     $ 259,439     $ 122,500    $ 25,586           -0-           $     9,585
  Counsel, Chief
  Administrative
  Officer and Secretary

                                                                               LONG-TERM
                                                                              COMPENSATION
                                           ANNUAL COMPENSATION               AWARDS/PAYOUTS
                                  ----------------------------------------   --------------

                                                                 OTHER
                                                                 ANNUAL
NAME AND                                                      COMPENSATION       LTIP              ALL OTHER
PRINCIPAL POSITION        YEAR    SALARY ($)     BONUS ($)      ($)(1)       PAYOUTS ($)(2)   COMPENSATION ($)(3)
------------------        ----    ----------     ---------    ------------   -------------    ------------------
David W. Beckley          2003     $ 266,896     $ 129,000        -0-            --            $    10,845
  Executive Vice          2002     $ 260,905     $  85,000        -0-            -0-           $     9,645
  President and Chief     2001     $ 257,220     $ 121,250    $ 25,589           -0-           $     9,920
  Financial Officer


E. Jack Gates(7)          2003     $ 235,842     $ 125,000        -0-             --           $    13,114
  Executive Vice          2002     $ 189,000     $  80,000        -0-             -0-          $     8,690
  President and           2001     $ 182,292     $ 129,914(8)     -0-             -0-          $    82,456(9)
  Chief Operating
  Officer


Daniel J. Krofcheck       2003     $ 187,135     $  86,000    $  5,795            --           $    14,456
  Vice President and      2002     $ 179,884     $  75,000        -0-             -0-          $    13,870
  Treasurer               2001     $ 172,802     $ 100,000        -0-             -0-          $     8,964

(1) Represents reimbursement of interest on funds borrowed to pay estimated taxes due upon the vesting of performance share grants.

(2) The Compensation Committee will meet during the second quarter of 2004 to determine the number of performance shares earned by the Named Executive Officers in 2003 based on the Company's achievement of the Award Targets for the three-year period from 2001 through 2003. See the "Long-Term Incentive Plan Awards Table."

(3) All other compensation is comprised of the Company's matching contributions under its Defined Contribution Retirement Plan for each of the Named Executive Officers. In 2003, those contributions were $8,400 for each of Messrs. Davis, Meyers, Kitchen, Beckley and Gates and $6,680 for Mr. Krofcheck. All other compensation also includes Company-paid life insurance premiums in 2003 in the amounts of $1,805, $3,465, $2,445, $4,055 and
     $3,415 for Messrs. Meyers, Kitchen, Beckley, Gates and Krofcheck, respectively, and $15,314, $4,361, and $659 for imputed interest income for below-market interest rate tax loans for Messrs. Kitchen, Krofcheck, and Gates, respectively.

(4) Mr. Davis served as Chairman and Chief Executive Officer until January 1, 2003, when he was succeeded as Chief Executive Officer by Gerald A. Meyers. Mr. Davis continued to serve as Chairman of the Board of Directors and was elected as Chief Executive Officer on October 15, 2003 following Mr. Meyers' resignation from that position.

(5) Mr. Meyers served as the Company's President and Chief Operating Officer until January 1, 2003, when he succeeded Craig A. Davis as Chief Executive Officer. Mr. Meyers resigned as Chief Executive Officer in October 2003. Under the terms of the Company's severance arrangement with Mr. Meyers, which is described in more detail under "Severance Compensation Arrangements" below, Mr. Meyers will receive his full salary and an agreed bonus and benefits through December 31, 2004.

(6) Amount set forth under "All Other Annual Compensation" includes $475,000 and $175,000, which represents the salary and bonus, respectively, to be paid to Mr. Meyers during the year ended December 31, 2004 pursuant to the Company's severance arrangement with Mr. Meyers.

(7)  Mr. Gates was elected Executive Vice President effective April 1, 2003.

(8) Includes $34,782 which represents the dollar value of a special stock grant of 2,645 shares made by the Company to Mr. Gates on December 14, 2001, based on the average sales price of the Company's common stock on the NASDAQ Stock Market of $13.15 per share on January 2, 2002, the date the shares vested. Also includes accrued dividend equivalents of $132 on such shares which were paid to Mr. Gates upon vesting.

(9) Includes one-time relocation and related costs in the amount of $75,750 relating to Mr. Gates' relocation to Owensboro, Kentucky.

     Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value Table

     The following table sets forth information regarding the shares acquired and value realized by the Named Executive Officers upon the exercise of options during 2003 and the aggregate number and value of options held by the Named Executive Officers at December 31, 2003.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES


                                                                NUMBER OF SHARES
                                SHARES        VALUE          UNDERLYING UNEXERCISED
                             ACQUIRED ON     REALIZED               OPTIONS             VALUE OF UNEXERCISED OPTIONS
NAME                        EXERCISE (#)      ($)(1)        AT DECEMBER 31, 2003 (#)    AT DECEMBER 31, 2003 ($)(2)
---------------             ------------     ---------    ---------------------------   ----------------------------
                                                          EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                          -----------   -------------   -----------   --------------
Craig A. Davis                   --             --            150,000          0         $ 901,500          --
Gerald A. Meyers               40,000        $ 320,400         60,000          0         $ 360,600          --
Gerald J. Kitchen                --             --             61,666          0         $ 370,613          --
David W. Beckley                 --             --             80,000          0         $ 480,800          --
E. Jack Gates                    --             --             20,000          0         $ 239,200          --
Daniel J. Krofcheck              --             --             10,000          0          $ 27,600          --


     (1) The value realized represents the difference between the exercise price of the options and the last reported sale price of the Company's common stock on the NASDAQ Stock Market on December 22, 2003, the date the options were exercised.

     (2) The last reported sale price for the Company's common stock on the NASDAQ Stock Market on December 31, 2003 was $19.01 per share. Value is calculated on the basis of the difference between the respective option exercise prices and $19.01, multiplied by the number of shares of common stock underlying the respective options.

Long-Term Incentive Plan Awards Table

     The following table sets forth information with respect to performance shares awarded to the Named Executive Officers under the Company's 1996 Stock Incentive Plan (the "1996 Plan"). In 2001, the Board of Directors approved an amendment to the guidelines under the 1996 plan that expanded the scope of the Company's performance targets to include, in addition to the achievement of financial targets, achievement of specific operating targets and long-term strategic targets (the "Award Targets"). The new performance guidelines were implemented beginning with the three-year period 2001 through 2003.

             LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR


                                               PERFORMANCE OR
                                                OTHER PERIOD           ESTIMATED FUTURE COMMON STOCK PAYOUTS
                                                    UNTIL                UNDER NON-STOCK PRICE-BASED PLANS
                               PERFORMANCE      MATURATION OR     ------------------------------------------------
    NAME                      SHARES (#)(1)        PAYOUT         THRESHOLD (#)    TARGET (#)(2)    MAXIMUM (#)(3)
    ------------------        -------------    --------------     -------------    -------------    --------------

    Craig A. Davis                75,025          2003-2005           -0-             75,025          112,538

    Gerald A. Meyers(4)           65,272          2003-2005           -0-             65,272           97,908


                                               PERFORMANCE OR
                                                OTHER PERIOD           ESTIMATED FUTURE COMMON STOCK PAYOUTS
                                                    UNTIL                UNDER NON-STOCK PRICE-BASED PLANS
                               PERFORMANCE      MATURATION OR     ------------------------------------------------
    NAME                      SHARES (#)(1)        PAYOUT         THRESHOLD (#)    TARGET (#)(2)    MAXIMUM (#)(3)
    ------------------        -------------    --------------     -------------    -------------    --------------

    Gerald J. Kitchen             31,044          2003-2005           -0-             31,044           46,566

    David W. Beckley              30,723          2003-2005           -0-             30,723           46,085

    E. Jack Gates                 26,259          2003-2005           -0-             26,259           39,389

    Daniel J. Krofcheck           16,689          2003-2005           -0-             16,689           25,034


(1) Performance shares represent shares of the Company's common stock that, upon vesting, are issued to the award recipient. Except as described herein, performance shares are forfeited if the award recipient is not employed full-time by the Company at the end of the award cycle period. In the event of death, disability or retirement, the award recipient will receive a pro rata award based upon the number of weeks employed during the award cycle period. To the extent dividends are paid on the Company's common stock, dividend equivalents accrue on performance shares and are paid upon vesting.

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

(4) Mr. Meyers resigned from the Company in October 2003; however, for purposes of vesting of the performance shares previously awarded to him under the 1996 Plan, he will be treated as though he was employed through 2004.

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

                                                        YEARS OF CREDITED SERVICE
                      -------------------------------------------------------------------------------------------

  REMUNERATION             5          10          15          20          25          30         35          40
--------------        ---------   ---------   ---------   ---------   ---------   ---------  ---------   ---------
   $   100,000        $   7,500   $  15,000   $  22,500   $  30,000   $  37,500   $  45,000  $  52,500   $  60,000
   $   200,000        $  15,000   $  30,000   $  45,000   $  60,000   $  75,000   $  90,000  $ 105,000   $ 120,000
   $   300,000        $  22,500   $  45,000   $  67,500   $  90,000   $ 112,500   $ 135,000  $ 157,500   $ 180,000
   $   400,000        $  30,000   $  60,000   $  90,000   $ 120,000   $ 150,000   $ 180,000  $ 210,000   $ 240,000
   $   500,000        $  37,500   $  75,000   $ 112,500   $ 150,000   $ 187,500   $ 225,000  $ 262,500   $ 300,000
   $   600,000        $  45,000   $  90,000   $ 135,000   $ 180,000   $ 225,000   $ 270,000  $ 315,000   $ 360,000
   $   700,000        $  52,500   $ 105,000   $ 157,500   $ 210,000   $ 262,500   $ 315,000  $ 367,500   $ 420,000
   $   800,000        $  60,000   $ 120,000   $ 180,000   $ 240,000   $ 300,000   $ 360,000  $ 420,000   $ 480,000
   $   900,000        $  67,500   $ 135,000   $ 202,500   $ 270,000   $ 337,500   $ 405,000  $ 472,500   $ 540,000
   $ 1,000,000        $  75,000   $ 150,000   $ 225,000   $ 300,000   $ 375,000   $ 450,000  $ 525,000   $ 600,000
   $ 1,100,000        $  82,500   $ 165,000   $ 247,500   $ 330,000   $ 412,500   $ 495,000  $ 577,500   $ 660,000
   $ 1,200,000        $  90,000   $ 180,000   $ 270,000   $ 360,000   $ 450,000   $ 540,000  $ 630,000   $ 720,000
   $ 1,300,000        $  97,500   $ 195,000   $ 292,500   $ 390,000   $ 487,500   $ 585,000  $ 682,500   $ 780,000
   $ 1,400,000        $ 105,000   $ 210,000   $ 315,000   $ 420,000   $ 525,000   $ 630,000  $ 735,000   $ 840,000

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


     The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the "Code"). The years of credited service for Messrs. Davis, Kitchen, Beckley, Gates and Krofcheck at December 31, 2003, were approximately 11, 8, 8, 3 and 6, respectively. For purposes of calculating pension benefits, the Company's severance arrangement with Mr. Meyers provides that he will be treated as if employed through December 31, 2004, which represents 12 years of credited service.

     Enhanced Supplemental Retirement Plan

     The Company adopted an enhanced supplemental retirement benefit plan ("Enhanced SRP") in 2001 in order to permit selected senior executives to achieve estimated levels of retirement income when, due to the executive's age and potential years of service at normal retirement age, benefits under the Company's existing qualified and nonqualified defined benefit pension plans are projected to be less than a specified percentage of the executive's estimated final average annual pay. Messrs. Davis, Meyers, Kitchen and Beckley were selected to participate in this plan at fifty percent (50%) of their estimated final average compensation during each executive's final five years of service. The Company believes this level of retirement benefits is commensurate with retirement benefits paid to senior executives of comparable companies. Under the Enhanced SRP, these senior executives will be entitled to receive an annual supplemental retirement benefit in the following amounts if, from January 1, 2001, they remain employed by the Company for a period of four years in the case of Mr. Davis and five years in the cases of Messrs. Kitchen and Beckley: Craig
A. Davis, $425,000; Gerald A. Meyers, $200,000; Gerald J. Kitchen, $145,000; and David. W. Beckley, $145,000.

     If an executive's employment is terminated prior to the end of the requisite period, the annual supplemental retirement benefit will be reduced pro rata for each year of employment less than the required four or five years. However, an executive will receive the full benefit in the event of disability, change in control or termination of employment without cause. Pursuant to the terms of the Company's severance arrangement with Mr. Meyers, the Company credited Mr. Meyers under the Enhanced SRP as if he had been employed by the Company for the requisite five years. The Company has invested funds to meet the Enhanced SRP obligations through the purchase of key-man life insurance policies on the lives of the participating executives. The policies are owned by the Company and have been placed in Rabbi Trusts to secure the Company's payment obligations. Mr. Meyers will begin receiving payments under the Enhanced SRP when eligible for retirement benefits under the Company's qualified retirement plan.

EMPLOYMENT AGREEMENTS

     The Company entered into employment agreements with each of Messrs. Craig
A. Davis, Gerald A. Meyers, Gerald J. Kitchen and David W. Beckley, effective January 1, 2002, providing for terms of employment of three years. The Company entered into an employment agreement with Mr. E. Jack Gates, effective October 14, 2003, providing for a term of employment of two years.

     On January 1, 2003, Mr. Meyers succeeded Mr. Davis as the Company's Chief Executive Officer. Mr. Davis remained chairman of the Board of Directors. Mr. Meyers resigned from his position as Chief Executive Officer on October 15, 2003 and the Board of Directors elected Mr. Davis as his replacement. The Company subsequently amended and restated Mr. Davis' employment agreement, effective December 9, 2003, to increase Mr. Davis' compensation and benefits based on his additional responsibilities as Chief Executive Officer and to extend the term of his employment agreement through December 31, 2005. The Company also amended the employment agreements of Messrs. Davis, Kitchen and Beckley, effective December 9, 2003, to extend the terms of their employment agreements through December 31, 2005 and to effect increases in compensation and benefits authorized by the Compensation Committee.

     The employment agreements with Messrs. Davis, Kitchen, Beckley and Gates provide that their base salaries may not be reduced below $780,000, $274,000, $272,000 and $300,000 per year, respectively. The agreements further provide that the base salaries are subject to increase from time to time at the discretion of the Board of Directors. In addition, the executives are eligible for bonuses in accordance with the Company's annual incentive plan and stock option grants and performance share awards under Century's 1996 Stock Incentive Plan. Under the terms of Mr. Davis' agreement, he will be eligible to receive a retention bonus on or before the end of 2005 equal to one year of his then-current base pay and a success bonus, in an amount to be determined by the Compensation Committee, if the Company consummates one or more transactions which are deemed to have "transformed" the Company. The agreements of Messrs. Davis, Kitchen, Beckley and Gates also provide that the executives will receive, in addition to the Enhanced SRP described above, unfunded supplemental executive retirement benefits in addition to any benefits received under Century's qualified retirement plans. The supplemental benefit for each executive will be equal to the amount that would normally be paid under Century's qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code and as if the executives were fully vested in the qualified retirement plan benefits. In the event of termination of employment "without cause," the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.

SEVERANCE COMPENSATION ARRANGEMENTS

     The Company is party to severance compensation agreements with each of Messrs. Craig A. Davis, Gerald J. Kitchen, David W. Beckley and E. Jack Gates. The agreements provide that if within 36 months following a change in control of the company, the executive's employment is terminated either: (i) by the company for other than cause or disability, or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times the aggregate of the highest base salary and the highest bonus received by such executive in any of the most recent five years. Also, in the event of a change in control, the exercisability of stock options and the vesting of performance shares held by such executives will be accelerated.

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

     The Compensation Committee approved a severance compensation package for Gerald A. Meyers effective October 15, 2003, the date of Mr. Meyers' resignation as Chief Executive Officer of the Company, which provides for the following: (i) a base salary of $475,000 per annum through December 31, 2004, (ii) an annual bonus of $175,000 for calendar years 2003 and 2004 (which equals the highest bonus received by Mr. Meyers during the prior three years),
(iii) deemed employment through December 31, 2004 for purposes of determining grants under the Company's long-term incentive program and service credit under the Company's pension plan, (iv) participation at the 100% level for performance shares awarded to Mr. Meyers under the Company's long term incentive plan for plan periods 2001 through 2003 and 2002 through 2004 and participation at a 66.7% level for the plan period 2003 through 2005, (v) credit for five years of service under the Company's Enhanced SRP, (vi) the extension of the exercise period for options granted to Mr. Meyers under the Company's 1996 Stock Incentive Plan from the date of his resignation, as provided in the original grant, to March 27, 2006, the original expiration date for such options, (vii) payment of certain insurance premiums through December 31, 2004, and (viii) payment of other non-material expenses.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 2003, the members of the Compensation Committee were Messrs. John C. Fontaine, William R. Hampshire, John P. O'Brien and Stuart M. Schreiber (until March 25, 2003). Mr. Hampshire served as President and Chief Operating Officer of Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation and a subsidiary of the Company) from April 1992 through January 1993. As of March 25, 2003, Mr. Schreiber no longer serves on the Compensation Committee due to changes in the independence standards for compensation committee members which were approved by the SEC in November 2003. The Company believes that the remaining members of the Compensation Committee meet the revised independence standards.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information concerning the beneficial ownership of the Company's common stock as of March 23, 2004 (except as otherwise noted) by (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding shares of common stock, (ii) each director of the Company, (iii) each Named Executive Officer (other than Mr. Meyers), and (iv) all directors and executive officers of the Company as a group. All of the issued and outstanding shares of the Company's convertible preferred stock are held by Glencore International AG, as set forth more fully in footnote 2 below.


                                                                      AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER                                            BENEFICIAL OWNERSHIP(1)     PERCENTAGE OF CLASS
-------------------------                                           -----------------------     -------------------
Glencore International AG                                                    9,320,089(2)               41.2
Dimensional Fund Advisors Inc                                                1,548,153(3)                7.3
Brandywine Asset Management, LLC                                             1,075,727(4)                5.1
David W. Beckley                                                               115,995(5)                 *
Roman A. Bninski                                                                22,750(6)                 *
Craig A. Davis                                                                 324,135(7)                1.5
Robert E. Fishman                                                                8,916(8)                 *
John C. Fontaine                                                                23,000(9)                 *
E. Jack Gates                                                                   23,800(10)                *
William R. Hampshire                                                            19,650(11)                *
Gerald J. Kitchen                                                              119,281(12)                *
Daniel J. Krofcheck                                                             44,751(13)
John P. O'Brien                                                                 21,250(14)                *
Stuart M. Schreiber                                                             18,250(15)                *
Willy R. Strothotte                                                             22,750(16)                *
All directors and executive officers as a group (14 persons)                   801,302(17)               3.7


* Less than one percent.

(1) Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2) Based upon information set forth in a Schedule 13D filing dated April 12, 2001, Glencore International AG beneficially owns such shares through affiliates, including Glencore AG, which directly owns 9,320,089 shares, including 7,925,000 shares of common stock and 500,000 shares of Century's convertible preferred stock (the "Convertible Preferred Stock"). The Convertible Preferred Stock is convertible at any time, at the option of the holder, into 1,395,089 shares of Century common stock. The business address of each of Glencore International AG and Glencore AG is Baarermattstrasse, 3, P.O. Box 777, CH 6341, Baar, Switzerland.

(3) Based upon information as of December 31, 2003, set forth in a Schedule 13G filing dated February 6, 2004, Dimensional Fund Advisors Inc. ("Dimensional"), a registered investment advisor, has sole voting and investment power with respect to such shares. All of these shares are owned by advisory clients of Dimensional and Dimensional disclaims beneficial ownership of all such shares. The business address of Dimensional is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(4) Based upon information as of December 31, 2003, set forth in a Schedule 13G filing dated February 17, 2004, Brandywine Asset Management, LLC ("Brandywine"), a registered investment advisor, has shared voting and investment power with respect to such shares. Various accounts managed by Brandywine have the right to receive or the power to direct the receipt of dividends from, or the proceeds of the sale of, these shares. The business address of Brandywine is 3 Christina Centre, Suite 1200, 201 N. Walnut Street, Wilmington, DE 19801.

(5)  Includes 80,000 shares which are subject to presently exercisable options.

(6)  Includes 22,750 shares which are subject to presently exercisable options.

(7) Includes 150,000 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Davis is a director.

(8)  Includes 8,916 shares which are subject to presently exercisable options.

(9) Includes 22,750 shares which are subject to presently exercisable options. Also includes 250 shares Mr. Fontaine owns jointly with his wife.

(10) Includes 20,000 shares which are subject to presently exercisable options.

(11) Includes 6,750 shares which are subject to presently exercisable options. Also includes 5,400 shares owned by Mr. Hampshire's wife.

(12) Includes 61,666 shares which are subject to options presently exercisable.

(13) Includes 10,000 shares which are subject to presently exercisable options.

(14) Includes 16,250 shares which are subject to presently exercisable options.

(15) Includes 18,250 shares which are subject to presently exercisable options.

(16) Includes 22,750 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Strothotte serves as Chairman.

(17) Includes 452,583 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG.

     Information regarding the shares authorized for issuance under the Company's equity compensation plans is included in Part II, Item 5 of the Company's report on Form 10-K for the year ended December 31, 2003, under the heading "Equity Compensation Plan Information."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2003, the Company purchased alumina and primary aluminum from Glencore International AG and its subsidiaries (collectively, "Glencore"). Such purchases, which were made at market prices, aggregated $99.2 million in 2003. During 2003, the Company purchased from Glencore all of its alumina requirements for the Ravenswood facility and its 49.67% interest in the Mt. Holly facility under separate supply agreements. The supply agreements for Ravenswood and 54% of the Company's alumina requirements for Mt. Holly run through 2006. The supply agreement for the remaining 46% of the Company's requirements for Mt. Holly runs through January 31, 2008. The Company's alumina purchases from Glencore in 2003 were made on an arms'-length basis at market prices.

     The Company sold primary aluminum to Glencore in 2003. For the year ended December 31, 2003, net sales to Glencore amounted to $121.9 million, including gains and losses realized on the settlement of financial contracts. Sales of primary aluminum to Glencore amounted to 16% of the Company's total revenues in 2003. The Company's primary aluminum sales to Glencore in 2003 were made on an arms'-length basis at market prices.

     Century was party to a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009, at a fixed price (the "Original Sales Contract"). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the "New Sales Contract") that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. The New Sales Contract provides for variable pricing determined by reference to the LME for the years 2005 through 2009. For deliveries in 2003 through 2004, the price of primary aluminum delivered will remain fixed. In consideration for the above, the Company received $35.5 million from Glencore, $26.1 million of which relates to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9.4 million of which represents the fair value of the New Sales Contract. Exclusive of the Original Sales Agreement, the Company had forward delivery commitments to sell 53.5 million pounds of primary aluminum to Glencore at December 31, 2003.

     As of December 31, 2003, the Company had outstanding forward financial sales contracts with Glencore for 102.9 million pounds of primary aluminum, of which 58.8 million pounds are designated as cash flow hedges. These financial sales contracts are scheduled for settlement at various dates through 2005.
The Company intends to continue to enter into hedging arrangements with Glencore in the future.

     On April 1, 2003, the Company acquired the 20% interest in the Hawesville facility owned by Glencore, together with certain related assets (the "20% Hawesville Interest") for a purchase price of $99.4 million, which it financed with approximately $59.4 million in available cash and by issuing a six-year $40 million promissory note to Glencore (the "Hawesville Note"). In the fourth quarter of 2003, the Company repaid $26.0 million of outstanding principal under the Hawesville Note, a $1.0 million required payment and a $25.0 million prepayment of principal, which left $14.0 million in outstanding principal as of December 31, 2003. Amounts outstanding under the Hawesville Note bear interest at a rate of 10% per annum and are secured by a first priority security interest in the 20% Hawesville Interest. Until the Hawesville Note matures on April 1, 2009, the Company will make principal and interest payments semi-annually, with principal payments based on the average closing prices for aluminum quoted on the London Metals Exchange for the six month period ending two weeks prior to each payment date. The Company's obligations under the Hawesville Note are guaranteed by each of its consolidated subsidiaries, including Hancock Aluminum LLC ("Hancock"), a wholly-owned subsidiary of the Company which holds the 20% Hawesville Interest.

     Century's purchase of the 20% Hawesville Interest in the Hawesville facility was effected pursuant to the terms of an Asset Purchase Agreement, dated as of April 1, 2003, among Glencore Ltd., Glencore Acquisition I LLC, Hancock and the Company (the "Asset Purchase Agreement"). The terms of the Asset Purchase Agreement, including the purchase price paid for the 20% Hawesville Interest, were determined through arms'-length negotiations between the parties and approved by an independent committee of the Board.

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

     Upon the Company's acquisition in April 2003 of the 20% Hawesville Interest from Glencore, the Company assumed all of Glencore's obligations related to the Assumed Liabilities. The Company also issued a promissory note to Glencore to secure any payments Glencore might make as guarantor of a letter of credit the Company posted in April 2001 in support of the IRBs.

     In connection with this acquisition, the Company and Glencore entered into a 10-year contract commencing January 1, 2004, under which Glencore will purchase 45 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities at prices based on then-current markets.

     Mr. Craig A. Davis, Chief Executive Officer and Chairman of the Company, is a director of Glencore International AG and was an executive of Glencore International AG and Glencore AG from September 1990 until June 1996.

     Mr. Willy R. Strothotte, a director of the Company, is Chairman of the Board of Directors of Glencore International AG and served as its Chief Executive Officer from 1993 through 2001.

     Mr. Roman A. Bninski, a director of the Company, is a partner of Curtis, Mallet-Prevost, Colt & Mosle LLP, which furnishes legal services to the Company and Glencore.

     Indebtedness of Management

     Until July 30, 2002, the Company sponsored a program whereby it offered full-recourse loans to its executives to pay their tax liability upon the award of stock grants or the vesting of performance shares (the "Tax Loans"). Each Tax Loan is secured by the vested or awarded shares valued at not less than twice the amount of the Tax Loans and must be repaid on the earlier of: (i) January 2, 2017 (the "Due Date"), (ii) on a pro rata basis, upon the sale of any shares securing the Tax Loan prior to the Due Date, or (iii) one hundred and twenty
(120) days following the termination of the executive's employment. The Company pays the interest on the Tax Loan for each executive, which is equal to the applicable short-term federal funds rate, compounded semi-annually. In order to comply with the requirements of Section 402 of the Sarbanes-Oxley Act of 2002, the Company eliminated its Tax Loan and relocation loan programs effective July 30, 2002. Any loans outstanding under those programs as of such date will be repaid in accordance with their original terms. During 2003, the following executives had amounts outstanding under the Company's Tax Loan program:

                                                                          LARGEST
                                                                          AGGREGATE
                                                                          AMOUNT OF
                                                                          TAX LOANS
                                                                          OUTSTANDING  AGGREGATE TAX LOANS
   NAME                            POSITION                               DURING 2003  OUTSTANDING AT 3/01/2004
   -------------------             -------------------------------        -----------  ------------------------
   E. Jack Gates                   Executive Vice President, Chief        $12,348      $12,348
                                   Operating Officer

   Gerald J. Kitchen               Executive Vice President, General      $287,000     $287,000
                                   Counsel, Chief Administrative
                                   Officer and Secretary

   Daniel J. Krofcheck             Vice President and Treasurer           $81,732      $81,732

   Peter C. McGuire                Vice President and Associate General   $68,992      $68,992
                                   Counsel

   Steve Schneider                 Vice President and Corporate            $7,724       -0-
                                   Controller

      Prior to July 30, 2002, as part of the Company's relocation assistance program, the Company offered eligible employees full-recourse loans for the purpose of paying applicable relocation expenses, including expenses related to the purchase of a home. In 2001, Steve Schneider, a Vice President of the Company, obtained $345,000 in loans from the Company in connection with the commencement of his employment with the Company. Of that total, $145,000 was repaid by Mr. Schneider in April 2002. The remaining $200,000 was borrowed by Mr. Schneider pursuant to the terms of a promissory note, which was secured by a deed of trust on Mr. Schneider's home. The promissory note bore interest at a rate of six percent per annum until July 15, 2003, and thereafter at a rate of eight percent per annum. Mr. Schneider repaid the promissory note in September 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     In addition to performing the audit of the Company's consolidated financial statements, Deloitte & Touche LLP provided various other services for the Company during the last two years. The aggregate fees billed for the last two years for each of the following categories of services are set forth below:


                                                                              2003              2002
                                                                          -----------      -----------
       Audit Fees                                                         $   925,000      $   695,000
       Audit Related Fees                                                     115,000          485,000
       Tax Fees                                                               175,000          189,000
       All Other Fees                                                         224,000          442,000
                                                                            ---------        ---------
             Total All Fees                                               $ 1,439,000      $ 1,811,000
                                                                            =========        =========



     Audit Fees. Audit Fees include professional services rendered in connection with the audit of the Company's consolidated financial statements, audit of the opening balance sheet of an acquiree accounted for as a purchase, reviews of the consolidated financial statements included in the Company's Quarterly Reports on Form 10-Q, consultation on accounting matters, and review of documents filed with the Securities and Exchange Commission.

     Audit-Related Fees. Audit-Related Fees include audits of the Company's employee benefit plans, consultation on a considered acquisition, and consultation on accounting matters or transactions.

     Tax Fees. Tax fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance, and acquisitions.

     All Other Fees. The aggregate fees for all other services include actuarial services and evaluation and design of various employee benefit matters including consultation on employee benefit matters related to acquisitions.

     Effective March 2003, the Audit Committee of the Board of Directors implemented pre-approval procedures with respect to the provision of audit and non-audit services as required by regulations adopted by the Securities and Exchange Commission. These pre-approval procedures were not required prior to May 2003, and, accordingly, the services rendered by Deloitte & Touche LLP in 2002 and during the first quarter of 2003 were not subject to pre-approval. Nevertheless, the Audit Committee considered whether the provision of non-audit related services by Deloitte & Touche LLP was compatible with maintaining the independence of Deloitte & Touche LLP.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(3) List of Exhibits filed with this Form 10-K/A


                                  EXHIBIT INDEX

                                                           DESCRIPTION OF EXHIBIT
                                                           ----------------------
14.1                 Century Aluminum Company Code of Ethics.
23.1                 Consent of Deloitte & Touche LLP.
31.1                 Certification of Disclosure in Century Aluminum Company's Annual Report by the Chief Executive
                     Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).
31.2                 Certification of Disclosure in Century Aluminum Company's Annual Report by the Chief Financial
                     Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

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

Dated: March 25, 2004


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


                    SIGNATURE                                          TITLE                            DATE
                    ---------                                          -----                            ----
                /s/ CRAIG A. DAVIS                     Chairman and Chief Executive Officer      March 25, 2004
--------------------------------------------
                  Craig A. Davis

               /s/ WILLIAM R. HAMPSHIRE                            Vice-Chairman                 March 25, 2004
--------------------------------------------
               William R. Hampshire

               /s/ DAVID W. BECKLEY                     Executive Vice President and Chief       March 25, 2004
--------------------------------------------          Financial Officer (Principal Financial
                 David W. Beckley                    Officer and Principal Accounting Officer)

               /s/ ROMAN A. BNINSKI                                  Director                    March 25, 2004
--------------------------------------------
                 Roman A. Bninski

               /s/ JOHN C. FONTAINE                                  Director                    March 25, 2004
--------------------------------------------
                 John C. Fontaine

              /s/ JOHN P. O'BRIEN                                    Director                    March 25, 2004
--------------------------------------------
                John P. O'Brien

              /s/ STUART M. SCHREIBER                                Director                    March 25, 2004
--------------------------------------------
                Stuart M. Schreiber

              /s/ ROBERT E. FISHMAN                                  Director                    March 25, 2004
--------------------------------------------
                Robert E. Fishman


                                  EXHIBIT INDEX

                                                           DESCRIPTION OF EXHIBIT
                                                           ----------------------
14.1                 Century Aluminum Company Code of Ethics.
23.1                 Consent of Deloitte & Touche LLP.
31.1                 Certification of Disclosure in Century Aluminum Company's Annual Report by the Chief Executive
                     Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).
31.2                 Certification of Disclosure in Century Aluminum Company's Annual Report by the Chief Financial
                     Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).