Form 10-Q
period 2004-03-31
CENTURY ALUMINUM CO
filed 2004-05-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Registrant’s telephone number, including area code (831) 642-9300

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

        The registrant had 30,221,266 shares of common stock outstanding at April 26, 2004.

PART I – FINANCIAL INFORMATION Item 1. – Financial Statements.

CENTURY ALUMINUM COMPANY CONSOLIDATED BALANCE SHEETS (Dollars in Thousands) (Unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current Assets:
Cash and cash equivalents	$54,125	$28,204
Accounts receivable - net	61,336	51,370
Due from affiliates	11,893	10,957
Inventories	87,971	89,360
Prepaid and other current assets	2,938	4,101
Deferred taxes - current portion	5,528	3,413

Total current assets	223,791	187,405

Property, plant and equipment - net	488,053	494,957
Intangible asset - net	96,054	99,136
Other assets	30,149	28,828

Total	$838,047	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable, trade	$35,751	$34,829
Due to affiliates	28,321	27,139
Industrial revenue bonds	7,815	7,815
Accrued and other current liabilities	46,952	30,154
Accrued employee benefits costs - current portion	8,747	8,934

Total current liabilities	127,586	108,871

Senior secured notes payable- net	322,434	322,310
Notes payable - affiliates	14,000	14,000
Accrued pension benefits costs - less current portion	11,225	10,764
Accrued postretirement benefits costs - less current portion	80,285	78,218
Other liabilities	34,432	33,372
Due to affiliates - less current portion	9,861	—
Deferred taxes- less current portion	54,496	55,094

Total noncurrent liabilities	526,733	513,758

Contingencies and Commitments (See Note 6)
Shareholders’ equity:
Convertible preferred stock (8.0% cumulative, 500,000 shares outstanding)	25,000	25,000
Common stock (one cent par value, 50,000,000 shares authorized; 21,214,800 and
21,130,839 shares outstanding at March 31, 2004 and December 31, 2003,
respectively)	212	211
Additional paid-in capital	174,188	173,138
Accumulated other comprehensive loss	(15,042)	(5,222)
Accumulated deficit	(630)	(5,430)

Total shareholders’ equity	183,728	187,697

Total	$838,047	$810,326

See notes to consolidated financial statements

1
CENTURY ALUMINUM COMPANY CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts) (Unaudited)

	Three months ended March 31,

	2004	2003

NET SALES:
Third-party customers	$192,346	$153,455
Related parties	39,748	25,554

	232,094	179,009
Cost of goods sold	195,045	171,303

Gross profit	37,049	7,706

Selling, general and administrative expenses	5,408	4,135

Operating income	31,641	3,571

Interest expense – third party	(10,374)	(10,224)
Interest expense – related party	(329)	—
Interest income	96	151
Net gain (loss) on forward contracts	(12,820)	41,693
Other income (expense)	(614)	270

Income before income taxes, minority interest and cumulative
effect of change in accounting principle	7,600	35,461
Income tax expense	(2,800)	(12,974)
Income before minority interest and cumulative effect of change in
accounting principle	4,800	22,487
Minority interest	—	986

Income before cumulative effect of change in accounting principle	4,800	23,473
Cumulative effect of change in accounting principle, net of tax
benefit of $3,430	—	(5,878)

Net income	4,800	17,595
Preferred dividends	(500)	(500)

Net income applicable to common shareholders	$4,300	$17,095

EARNINGS PER COMMON SHARE:
Basic:
Income before cumulative effect of change in accounting principle	$0.20	$1.09
Cumulative effect of change in accounting principle	$—	$(0.28)

Net income	$0.20	$0.81

Diluted:
Income before cumulative effect of change in accounting principle	$0.20	$1.04
Cumulative effect of change in accounting principle	$—	$(0.26)

Net income	$0.20	$0.78

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	21,195	21,070

Diluted	21,384	22,465

See notes to consolidated financial statements

2
CENTURY ALUMINUM COMPANY CONSOLIDATED STATEMENTS OF CASH FLOWS (Dollars in Thousands) (Unaudited)

	Three months ended March 31,

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,800	$17,595
Adjustments to reconcile net income to net cash provided by
operating activities:
Unrealized net loss (gain) on forward contracts	9,750	(15,564)
Depreciation and amortization	11,241	12,711
Deferred income taxes	2,800	9,543
Pension and other postretirement benefits	2,342	3,229
Inventory market adjustment	(2,273)	(99)
Loss on disposal of assets	626	—
Minority interest	—	(986)
Cumulative effect of change in accounting principle	—	9,308
Changes in operating assets and liabilities:
Accounts receivable – net	(9,966)	(1,674)
Due from affiliates	(935)	(36,974)

Inventories	3,663	2,749
Prepaids and other current assets	2,037	3,068
Accounts payable, trade	922	(2,183)

Due to affiliates	(7,147)	244
Accrued and other current liabilities	9,740	8,294
Other – net	(928)	8,612

Net cash provided by operating activities	26,672	17,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,802)	(6,121)

Net cash used in investing activities	(1,802)	(6,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends	—	(11)
Issuance of common stock	1,051	—

Net cash provided by (used in) financing activities	1,051	(11)

NET INCREASE IN CASH	25,921	11,741

CASH, BEGINNING OF PERIOD	28,204	45,092

CASH, END OF PERIOD	$54,125	$56,833

See notes to consolidated financial statements

3

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

1. General

        The accompanying unaudited interim consolidated financial statements of Century Aluminum Company (the “Company” or “Century”) should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. Acquisitions

        On March 28, 2004, the Company entered into an Amended and Restated Stock Purchase Agreement with Columbia Ventures Corporation (“CVC”) to acquire 100% of the outstanding equity shares of its wholly-owned subsidiary, Nordural hf. The Company completed the acquisition on April 27, 2004. Nordural hf is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland, approximately 25 miles northwest of Reykjavik, Iceland’s capital. The Nordural facility, built in 1998, is the Company’s most recently constructed and lowest cost facility. It currently has an annual production capacity of approximately 198 million pounds, which would increase to approximately 397 million pounds upon completion of a planned expansion.

        The purchase price was $175,000 (including a $25,000 contingent payment related to satisfaction of conditions for a planned expansion), plus cash at December 31, 2003 and related adjustments totaling $13,200, subject to further purchase price adjustments. In addition Nordural has long-term, project debt of approximately $190,000. Century used proceeds from a registered equity offering to finance the acquisition (see Note 17 – Equity Offering).

3. Inventories

        Inventories consist of the following:

	March 31, 2004	December 31, 2003

Raw materials	$39,864	$35,621
Work-in-process	14,471	15,868
Finished goods	10,271	14,920
Operating and other supplies	23,365	22,951

	$87,971	$89,360

        At March 31, 2004 and December 31, 2003, approximately 78% of the inventories were valued at the lower of last-in, first-out (“LIFO”) cost or market. The excess of LIFO cost (or market, if lower) over first in, first out (“FIFO”) cost was approximately $1,988 and $3,762 at March 31, 2004 and December 31, 2003, respectively.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

4. Intangible Asset

        The intangible asset consists of the power contract acquired in connection with the Company’s acquisition of an 80% interest in the Hawesville facility in April 2001. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. In connection with the Company’s acquisition of the remaining 20% interest in the Hawesville facility from Glencore AG on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of March 31, 2004, the gross carrying amount of the intangible asset was $153,592 with accumulated amortization of $57,538. For the three month periods ended March 31, 2004 and March 31, 2003, amortization expense for the intangible asset totaled $3,082 and $4,929, respectively. For the year ending December 31, 2004, the estimated aggregate amortization expense for the intangible asset will be approximately $12,326. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

	For the year ending December 31,
	2005	2006	2007	2008	2009
Estimated Amortization Expense	$14,162	$12,695	$13,617	$14,669	$15,717

5. Debt

        The Company has outstanding 11¾% senior secured first mortgage notes due 2008 (the “Notes”) with an aggregate principal amount of $325,000. No principal payments are required until maturity. The Company had unamortized bond discounts on the Notes of $2,566 and $2,690 at March 31, 2004 and December 31, 2003, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company’s ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock.

        After April 15, 2005, Century may redeem the Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

CENTURY ALUMINUM COMPANY Notes to Consolidated Financial Statements Three Month Periods Ended March 31, 2004 and 2003 (Dollars in Thousands) (Unaudited)

Year	Percentage
2005	105.875%
2006	102.938%
2007	100.000%

        Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky, LLC (the “LLC”) and certain subsidiaries formed in connection with the Nordural acquisition) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Revolving Credit Facility is subject to a $30,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Revolving Credit Facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2004 and December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. As of March 31, 2004, the Company had a borrowing base of $73,634 under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

        Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed industrial revenue bonds (the “IRBs”) in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market, with interest paid quarterly. The IRBs are secured by a Glencore guaranteed letter of credit and the Company will provide for the servicing costs for the letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit. The Company’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. The interest rate on the IRBs at March 31, 2004 was 1.33%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs. The Company’s reimbursement obligations related to the Glencore letter of credit securing the IRBs are guaranteed by each of its material consolidated subsidiaries, except for the LLC (see Note 16 for a discussion of note guarantees), and secured by a first priority interest in the 20% interest in the Hawesville facility.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

        On April 1, 2003, in connection with its acquisition of the remaining 20% interest in the Hawesville facility, the Company issued a six-year $40,000 promissory note payable to Glencore bearing interest at a rate of 10% per annum (the “Glencore Note”). The Glencore Note matures on April 1, 2009 and requires principal and interest payments semi-annually. In April 2004, the Company paid the remaining $14,000 of principal on the Glencore Note, which consisted of a $2,000 required principal payment and an optional $12,000 prepayment of principal.

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

        Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) is performing certain remedial measures at its Ravenswood facility pursuant to a RCRA 3008(h) order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at the Ravenswood facility that may have contamination requiring remediation. The RFI was submitted to the EPA in December 1999. Century of West Virginia, in consultation with the EPA, has completed interim remediation measures at two sites identified in the RFI, and the Company expects that neither the EPA, nor the State of West Virginia, will require further remediation under the 3008(h) Order. The Company believes a significant portion of the contamination on the two identified sites is attributable to the operations of Kaiser Aluminum & Chemical Corporation (“Kaiser”), which had previously owned and operated the Ravenswood facility, and will be the financial responsibility of Kaiser.

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
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

        On July 6, 2000, while the Hawesville facility was owned by Southwire Company (“Southwire”), the EPA issued a final Record of Decision (“ROD”), under the federal Comprehensive Environmental Response, Compensation and Liability Act, which detailed response actions to be implemented at several locations at the Hawesville site to address actual or threatened releases of hazardous substances. Those actions include:

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
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

        The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd. (“Metalsco”), which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets which are unrelated to the Hawesville plant’s operations, including the stock of Gaston Copper Recycling Corporation (“Gaston”), a secondary metals recycling facility in South Carolina. Gaston has numerous liabilities related to environmental conditions at its recycling facility. Gaston and all other non-Hawesville assets owned at any time by Metalsco were identified in the Company’s agreement with Southwire as unwanted property and were distributed to Southwire prior to the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to the unwanted property. Southwire also retained ownership of certain land adjacent to the Hawesville facility containing Hawesville’s former potliner disposal areas, which are the sources of cyanide contamination in the facility’s groundwater. Southwire retained full responsibility for this land, which was never owned by Metalsco and is located on the north boundary of the Hawesville site.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

        Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the “Order”) pursuant to which other past and present owners of an alumina facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through March 31, 2004, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $200 which may be offset in part by sales of recoverable hydrocarbons.

        It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $1,422 and $1,254 at March 31, 2004 and December 31, 2003, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

   Legal Contingencies

        Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or settled with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser bankruptcy will have any effect on the settlements reached on those asbestos claims. Since the Kaiser bankruptcy, the Company has been named in an additional 81 civil actions based on similar allegations with unspecified monetary claims against Century. To the best of the Company’s knowledge, only one of the claimants was in the Ravenswood facility during the Company’s ownership.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
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

        The Company may suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. The Company uses large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, the Company may experience significant losses if the pots are damaged and require repair or replacement, a process that could limit or shut down production operations for a prolonged period of time. Although the Company maintains property and business interruption insurance to mitigate losses resulting from catastrophic events, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. Century’s coverage may not be sufficient to cover all losses, or certain events may not be covered. For example, certain of Century’s insurance policies do not cover any losses the Company may incur if its suppliers are unable to provide the Company with power during periods of unusually high demand. Certain material losses which are not covered by insurance may trigger a default under the Company’s Revolving Credit Facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

   Labor Commitments

        Ravenswood’s hourly employees, which comprised approximately 37% of the Company’s workforce as of March 31, 2004, are represented by the United Steelworker’s of America (the “USWA”) and are currently working under a labor agreement that expires May 31, 2006. Hawesville’s hourly employees, which comprised approximately 43% of the Company’s workforce as of March 31, 2004, are represented by the USWA and are currently working under a five-year labor agreement that expires March 31, 2006.

   Other Commitments and Contingencies

        The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the London Metal Exchange (“LME”) exceeds specified levels during the seven years following closing of the Hawesville Acquisition in April 2001. No post-closing payments were made to Southwire through March 31, 2004; however, if LME prices remain at or above current levels, Southwire would be entitled to receive the entire $7,000 in 2005.

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
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

        On April 1, 2003, the Company received $35,500 from Glencore, $26,100 of which relates to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9,400 of which represents the fair value of the New Sales Contracts discussed below. In January 2003, the Company began accounting for the unsettled portion of the Original Sales Contract (years 2003 and 2004) as a derivative and recognizing period-to-period changes in fair value in current income. The Company also accounts for the New Sales Contract as a derivative instrument under SFAS No. 133. The Company has not designated the New Sales Contract as “normal” because it replaces and substitutes for a significant portion of the Original Sales Contract which, after January 2003, no longer qualified for this designation. The $9,400 initial fair value of the New Sales Contract is a derivative liability and represents the present value of the contract’s favorable term to Glencore in that the New Sales Contract excludes from its variable price an estimated U.S. Midwest premium, adjusted for delivery considerations. Because the New Sales Contract is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

        Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 272.4 million pounds and 351.8 million pounds of primary aluminum at March 31, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 49.4 million pounds and 70.5 million pounds of primary aluminum at March 31, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, 19.9 million pounds and 53.5 million pounds at March 31, 2004 and December 31, 2003, respectively, were with Glencore.

        The Company is party to long-term supply agreements with Glencore for the supply of alumina to the Company’s Ravenswood and Mt. Holly facilities that extend through December 2006 and January 2008 at prices indexed to the price of primary aluminum quoted on the LME.

        Kaiser filed for bankruptcy under Chapter 11 of the Bankruptcy Code in February 2002. Subsequent to that date, and with bankruptcy court approval, Kaiser agreed to assume the Company’s alumina supply agreement and a new alumina supply agreement for the Company’s Hawesville facility for the years 2006 through 2008. To date, Kaiser has continued to supply alumina to the Company pursuant to the terms of its agreement. In June 2003, Kaiser announced it was exploring the sale of several of its facilities, including Gramercy. The Company, together with a partner, is considering purchasing that facility. If the Company were to acquire the Gramercy facility, the price the Company would pay for alumina used by the Hawesville facility would be based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs may be materially higher than an LME-based price. If the Company does not purchase the Gramercy facility, and Kaiser or a successor fails to supply alumina to the Hawesville facility pursuant to the terms of the agreements, the Company’s costs for alumina could increase substantially, and it may not be able to fully recover damages resulting from breach of those contracts.

        To mitigate the volatility in its unpriced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company’s designation of each contract at its inception. At March 31, 2004 and December 31, 2003, the Company had financial instruments with Glencore for 389.5 million pounds and 102.9 million pounds, respectively, of which 356.4 million pounds and 58.8 million pounds, respectively, were designated cash flow hedges. These financial instruments are scheduled for settlement at various dates through 2007. The Company had no fixed price financial purchase contracts to purchase aluminum at March 31, 2004. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2004 and December 31, 2003, the Company had financial instruments for 2.2 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates through 2005. Based on the fair value of the Company’s financial instruments as of March 31, 2004 accumulated other comprehensive loss of $5,236 is expected to be reclassified as a reduction to earnings over the next twelve month period.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

8. Supplemental Cash Flow Information

	Three months ended March 31,
	2004	2003
Cash paid for:
Interest	$30	$21
Income tax	62	—

Cash received for:
Interest	96	151
Income tax refunds	158	—

9. Asset Retirement Obligations

        In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement establishes standards for accounting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the Standard during the first quarter of 2003. SFAS 143 requires that the Company record the fair value of a legal liability for an asset retirement obligation (“ARO”) in the period in which it is incurred and capitalize the ARO by increasing the carrying amount of the related asset. The liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company’s asset retirement obligations consist primarily of costs associated with the removal and disposal of spent pot liner from its reduction facilities.

        With the adoption of SFAS 143 on January 1, 2003, Century recorded an ARO asset of $6,484, net of accumulated amortization of $7,372, a deferred tax asset of $3,430, and an ARO liability of $14,220. The net amount initially recognized as a result of applying the Statement was reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle. For the year ended December 31, 2003, $1,795 of the additional ARO liability incurred was related to the acquisition of the 20% interest in the Hawesville facility in April 2003.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

        The reconciliation of the changes in the asset retirement obligations is presented below:

	For the three months ended March 31, 2004	For the year ended December 31, 2003
Beginning Balance, ARO Liability	$16,495	$14,220
Additional ARO Liability incurred	340	3,402
ARO Liabilities settled	(916)	(2,423)
Accretion Expense	754	1,296

Ending Balance, ARO Liability	$16,673	$16,495

10. New Accounting Standards

        In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and replaces FIN No. 46, “Consolidation of Variable Interest Entities.” The Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The effective date of this Interpretation varies depending on several factors, including public status of the entity, small business issuer status, and whether the public entities currently have any interests in special-purpose entities. Century applied this Interpretation in the first quarter of 2004. The application of FIN No. 46 had no impact on the Company’s Consolidated Financial Statements.

11. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

	Three months ended March 31,
	2004	2003

Net income	$4,800	$17,595
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instruments, net of tax of
$5,735 and ($437), respectively	(10,214)	734
Net amount reclassified as loss (income), net of tax of $216 and
$1,161, respectively	394	(2,046)
Minimum pension liability adjustment, net of tax of $0 and $1,122	—	(1,995)

Comprehensive income (loss)	$(5,020)	$14,288

17

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

   Composition of Accumulated Other Comprehensive Loss:

	March 31, 2004	December 31, 2003

Net unrealized loss on financial instruments, net of
tax of $6,392 and $864	$(11,411)	$(1,591)
Minimum pension liability adjustment, net of tax of
$2,042 and $2,042	(3,631)	(3,631)

Total accumulated other comprehensive loss	$(15,042)	$(5,222)

12. Stock-Based Compensation

        The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, “Accounting for Stock-Based Compensation.” As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of the Company’s stock on the date of grant. Had compensation cost for the Stock Incentive Plan been determined using the fair value method provided under SFAS No. 123, the Company’s Net Income and earnings per share would have changed to the pro forma amounts indicated below:

		Three months ended March 31,
		2004	2003

Net income applicable to common shareholders	As Reported	4,300	$17,095
Add: Stock-based employee compensation expense included in
reported Net Income, net of related tax effects		877	89
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects		(940)	(271)

Pro forma net income applicable to common shareholders		4,237	16,913

Basic earnings per share	As reported	$0.20	$0.81
	Pro forma	$0.20	$0.80
Diluted earnings per share	As reported	$0.20	$0.78
	Pro forma	$0.20	$0.77
18

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

13. Earnings Per Share

        The following table provides a reconciliation of the computation of the basic and diluted earnings per share for income from continuing operations:

	Three months ended March 31,
	2004			2003

	Income	Shares	Per-Share	Income	Shares	Per-Share
Income before cumulative effect of
change in accounting principle	$4,800			$23,473

Less: Preferred stock dividends	(500)			(500)

Basic EPS:

Income applicable to common shareholders	4,300	21,195	$0.20	22,973	21,070	$1.09

Effect of Dilutive Securities:

Plus: Incremental Shares from
assumed conversion of stock options	—	188		—	—

Plus: Incremental Shares from assumed conversion
of preferred stock	—	—		500	1,395

Diluted EPS:

Income applicable to common
shareholders with assumed conversions	$4,300	21,384	$0.20	$23,473	22,465	$1.04

Options to purchase 593,059 and 691,200 shares of common stock were outstanding during the periods ended March 31, 2004 and 2003, respectively. For the three month period ended March 31, 2004, 188,129 incremental shares were included in the computation of diluted earnings per share based upon the average market price of the common shares during the period; for the three month period ended March 31, 2003, no incremental shares were included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period. For the three month period ended March 31, 2004, convertible preferred stock shares were not included in the computation of diluted earnings per share because the assumed conversion would have had an antidilutive effect on earnings per share.

14. Preferred and Common Stock Dividends

        As of March 31, 2004, the Company had total cumulative preferred dividend arrearages of $3,000 or $6.00 per preferred stock share. The Company expects to use a portion of the proceeds from a registered equity offering that closed in April 2004 to pay dividends on its convertible preferred stock (see Note 17 – Equity Offering).

CENTURY ALUMINUM COMPANY Notes to Consolidated Financial Statements Three Month Periods Ended March 31, 2004 and 2003 (Dollars in Thousands) (Unaudited)

15. Components of Net Periodic Benefit Cost

	Three months ended March 31,
	Pension Benefits		Other Benefits

	2004	2003	2004	2003
Service Cost	$903	$835	$1,117	$939

Interest Cost	1,026	940	1,861	1,706

Expected return on plan assets	(1,200)	(863)	—	—

Amortization of prior service cost	210	305	(84)	(84)

Amortization of net gain (loss)	24	208	438	371

Net Periodic benefit cost	$963	$1,425	$3,332	$2,932

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $3,300 to its pension plans in 2004. As of March 31, 2004, contributions of $655 have been made.

16. Condensed Consolidating Financial Information

        The Company’s 11¾% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company’s material wholly owned direct and indirect domestic subsidiaries other than the LLC and certain subsidiaries formed in connection with the Nordural acquistion (the “Guarantor Subsidiaries”). At December 31, 2001, as a result of the acquisition of the Hawesville facility, Century indirectly held an 80% equity interest in the LLC and as such consolidated 100% of the assets, liabilities and operations of the LLC into its financial statements, showing the interest of the 20% owners as “Minority Interests.” On April 1, 2003, the Company completed the acquisition of the 20% interest in its Hawesville, Kentucky primary aluminum reduction facility, which was indirectly owned by Glencore, thereby eliminating the Minority Interest. Other subsidiaries of the Company which are immaterial will not guarantee the Notes (collectively, the “Non-Guarantor Subsidiaries”). The Company’s policy for financial reporting purposes is to allocate expenses to subsidiaries. For the three months ended March 31, 2004 and March 31, 2003, the Company allocated total corporate expenses of $1,199 and $2,232 to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

        Because certain Non-Guarantor Subsidiaries are not “minor” as defined in Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company is providing the condensed consolidating financial information required under Rule 3-10(f). See Note 5 to the Consolidated Financial Statements for information about the terms of the Notes.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

        The following summarized condensed consolidating balance sheets as of March 31, 2004 and December 31, 2003, condensed consolidating statements of operations for the three months ended March 31, 2004 and March 31, 2003 and the condensed consolidating statements of cash flows for the three months ended March 31, 2004 and March 31, 2003 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiary.

        This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2004

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$623	$500	$53,002	$—	$54,125
Accounts receivables, net	61,062	274	—	—	61,336
Due from affiliates	104,390	23,707	444,307	(560,511)	11,893
Inventories	75,006	12,965	—	—	87,971
Prepaid and other current assets	1,605	106	1,227	—	2,938
Deferred taxes - current portion	5,528	—	—	—	5,528

Total current assets	248,214	37,552	498,536	(560,511)	223,791
Investment in subsidiaries	75,636	—	173,450	(249,086)	—
Property, plant and equipment, net	482,102	5,813	138	—	488,053
Intangible asset - net	—	96,054	—	—	96,054
Other assets	14,979	—	15,170	—	30,149

Total assets	$820,931	$139,419	$687,294	$(809,597)	$838,047

Liabilities and shareholder’ equity:
Accounts payable, trade	$13,760	$21,886	$105	$—	$35,751
Due to affiliates	27,795	106	118,963	(118,543)	28,321
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	15,260	6,506	25,186	—	46,952
Accrued employee benefits costs – current portion	7,051	1,696	—	—	8,747

Total current liabilities	71,681	30,194	144,254	(118,543)	127,586

Senior secured notes payable – net	—	—	322,434	—	322,434
Notes payable – affiliates	—	—	14,000	—	14,000
Accrued pension benefits costs – less current portion	—	—	11,225	—	11,225
Accrued postretirement benefits costs – less current
portion	54,360	25,229	696	—	80,285
Other liabilities/intercompany loan	477,831	8,360	—	(441,898)	44,293
Deferred taxes – less current portion	43,609	—	10,957	(70)	54,496

Total non-current liabilities	575,800	33,589	359,312	(441,968)	526,733

Shareholders’ Equity:
Convertible preferred stock	—	—	25,000	—	25,000
Common stock	59	—	212	(59)	212
Additional paid-in capital	188,424	133,175	174,188	(321,599)	174,188
Accumulated other comprehensive income (loss)	(14,402)	—	(15,042)	14,402	(15,042)
Retained earnings (deficit)	(631)	(57,539)	(630)	58,170	(630)

Total shareholders’ equity	173,450	75,636	183,728	(249,086)	183,728

Total liabilities and equity	$820,931	$139,419	$687,294	$(809,597)	$838,047

22

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2003

	Combined Guarantor Subsidiaries	Non-Guarantor Subsidiary	The Company	Reclassifications and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$104	$—	$28,100	$—	$28,204
Accounts receivable – net	51,131	239	—	—	51,370
Due from affiliates	101,489	23,586	455,025	(569,143)	10,957
Inventories	76,878	12,482	—	—	89,360
Prepaid and other assets	4,263	134	3,117	—	7,514

Total current assets	233,865	36,441	486,242	(569,143)	187,405
Investment in subsidiaries	78,720	—	178,483	(257,203)	—
Property, plant and equipment – net	489,502	5,299	156	—	494,957
Intangible asset – net	—	99,136	—	—	99,136
Other assets	14,877	—	13,951	—	28,828

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$13,137	$21,692	$—	$—	$34,829
Due to affiliates	25,392	525	116,538	(115,316)	27,139
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	8,929	5,740	15,485	—	30,154
Accrued employee benefits costs – current
portion	7,306	1,628	—	—	8,934

Total current liabilities	62,579	29,585	132,023	(115,316)	108,871

Long term debt – net	—	—	322,310	—	322,310
Notes payable – affiliates	—	—	14,000	—	14,000
Accrued pension benefit costs – less current
portion	—	—	10,764	—	10,764
Accrued postretirement benefit costs – less
current portion	53,234	24,334	650	—	78,218
Other liabilities/intercompany loan	478,892	8,237	—	(453,757)	33,372
Deferred taxes	43,776	—	11,388	(70)	55,094

Total noncurrent liabilities	575,902	32,571	359,112	(453,827)	513,758

Shareholders’ Equity:
Convertible preferred stock	—	—	25,000	—	25,000
Common stock	59	—	211	(59)	211
Additional paid-in capital	188,424	133,175	173,138	(321,599)	173,138
Accumulated other comprehensive
income (loss)	(4,582)	—	(5,222)	4,582	(5,222)
Retained earnings (deficit)	(5,418)	(54,455)	(5,430)	59,873	(5,430)

Total shareholders’ equity	178,783	78,720	187,697	(257,203)	187,697

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

23

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$192,346	$—	$—	$—	$192,346
Related parties	39,748	—	—	—	39,748

	232,094	—	—	—	232,094
Cost of goods sold	191,963	83,684	—	(80,602)	195,045

Reimbursement from owner	—	(80,636)	—	80,636	—

Gross profit (loss)	40,131	(3,048)	—	(34)	37,049
Selling, general and administrative
expenses	5,408	—	—	—	5,408

Operating income (loss)	34,723	(3,048)	—	(34)	31,641
Interest expense – third party	(10,342)	(32)	—	—	(10,374)
Interest expense – affiliates	(329)	—	—	—	(329)
Interest income	71	—	—	25	96
Net loss on forward contracts	(12,820)	—	—	—	(12,820)
Other income (expense), net	(621)	(2)	—	9	(614)

Income before taxes, minority interest and cumulative effect of change in accounting principle	10,682	(3,082)	—	—	7,600
Income tax (expense) benefit	(3,971)	—	—	1,171	(2,800)

Net income (loss) before equity
earnings (loss) of subsidiaries	6,711	(3,082)	—	1,171	4,800
Equity earnings (loss) of subsidiaries	(1,911)	—	4,800	(2,889)	—

Net income (loss)	$4,800	$(3,082)	$4,800	$(1,718)	$4,800

24

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2003

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$153,455	$—	$—	$—	$153,455
Related parties	25,554	—	—	—	25,554

	179,009	—	—	—	179,009
Cost of goods sold	166,388	79,801	—	(74,886)	171,303

Reimbursement from owners	—	(74,913)	—	74,913	—

Gross profit (loss)	12,621	(4,888)	—	(27)	7,706
Selling, general and administrative
expenses	4,135	—	—	—	4,135

Operating income (loss)	8,486	(4,888)	—	(27)	3,571
Interest expense	(10,224)	(27)	—	27	(10,224)
Interest income	151	—	—	—	151
Net gain on forward contracts	41,693	—	—	—	41,693
Other income (expense), net	284	(14)	—	—	270

Income before taxes, minority interest and cumulative effect of change in accounting principle	40,390	(4,929)	—	—	35,461
Income tax (expense) benefit	(14,472)	—	—	1,498	(12,974)

Net income (loss) before minority
interest and cumulative effect of
change in accounting principle	25,918	(4,929)	—	1,498	22,487

Minority interest	—	—	—	986	986

Net income (loss) before cumulative
effect of change in accounting
principle	25,918	(4,929)	—	2,484	23,473
Cumulative effect of change in
accounting principle, net of $3,430 in
tax	(5,878)	—	—	—	(5,878)
Equity earnings (loss) of subsidiaries	(2,445)	—	17,595	(15,150)	—

Net income (loss)	$17,595	$(4,929)	$17,595	$(12,666)	$17,595

25

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004

	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by operating activities	$25,183	$1,489	$—	$—	$26,672

Investing activities:
Purchase of property, plant and
equipment, net	(1,332)	(470)	—	—	(1,802)

Net cash used in investing activities	(1,332)	(470)	—	—	(1,802)

Financing activities:
Intercompany transactions	(23,332)	(519)	23,851	—	—
Issuance of common stock	—	—	1,051	—	1,051

Net cash provided by (used in) financing
activities	(23,332)	(519)	24,902	—	1,051

Net increase in cash	519	500	24,902	—	25,921
Cash, beginning of period	104	—	28,100	—	28,204

Cash, end of period	$623	$500	$53,002	$—	$54,125

26

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three Month Periods Ended March 31, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2003

	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net cash provided by (used in) operating
activities	$21,431	$(3,558)	$—	$—	$17,873
Investing activities:
Purchase of property, plant and
equipment, net	(5,915)	(120)	(86)	—	(6,121)

Net cash used in investing activities	(5,915)	(120)	(86)	—	(6,121)

Financing activities:
Dividends	—	—	(11)	—	(11)

Intercompany transactions	(15,504)	3,678	11,826	—	—

Net cash provided by (used in) financing
activities	(15,504)	3,678	11,815	—	(11)

Net increase in cash	12	—	11,729	—	11,741
Cash, beginning of period	745	—	44,347	—	45,092

Cash, end of period	$757	$—	$56,076	$—	$56,833

17. Equity Offering

        In April 2004, the Company completed a public equity offering of 9,000,000 shares of its common stock at a price to the public of $24.50 per share. The Company received approximately $209,000 in net proceeds from the offering. The Company intends to use: (1) $167,600 to fund the Nordural acquisition, including $2,500 in estimated transaction fees and expenses; (2) up to $25,000 for the contingent payment related to the Nordural expansion; (3) $12,000 to repay the remaining principal outstanding under the Glencore Note; (4) $3,000 to pay dividends on the Company’s preferred stock and; (5) any remaining proceeds for general corporate purposes, which may include financing part of the planned expansion of the Nordural facility and payment of any purchase price adjustments related to the acquisition.

        The Company offered underwriters an option to purchase up to an additional 950,000 shares of common stock to cover any over-allotments.

        On April 27, 2004, the Company completed the acquisition of Nordural hf, a primary aluminum facility located in Iceland from Columbia Ventures Corporation (see Note 2 – Acquisitions).

        FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER
        THE PRIVATE SECURITIES REFORM ACT OF 1995.

        This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Words such as “expects,” “anticipates,” “forecasts,” “intends,” “plans,” “believes,” “projects,” and “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements include, but are not limited to, statements regarding new business and customers, contingencies, environmental matters and liquidity under “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part I, Item 3 – Quantitative and Qualitative Disclosures About Market Risk.” These statements are not guarantees of future performance and involve risks and uncertainties and are based on a number of assumptions that could ultimately prove to be wrong. Actual results and outcomes may vary materially from what is expressed or forecast in such statements. Among the factors that could cause actual results to differ materially are general economic and business conditions, changes in demand for the Company’s products and services or the products of the Company’s customers, fixed asset utilization, competition, the risk of technological changes and the Company’s competitors developing more competitive technologies, the Company’s dependence on certain important customers, the availability and terms of needed capital, risks of loss from environmental liabilities, and other risks detailed in this report. The Company undertakes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. The following information should be read in conjunction with the Company’s 2003 Form 10-K along with the consolidated financial statements and related footnotes included within the Form 10-K.

        Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following discussion reflects Century’s historical results of operations, which do not include results for the Company’s additional 20% interest in the Hawesville facility until it was acquired from Glencore in April 2003. The Company completed the acquisition of Nordural on April 27, 2004.

        Century’s financial highlights include:

	Three months ended March 31,

	2004	2003
	(In thousands, except per share data)
Net sales
Third-party customers	$192,346	$153,455
Related party customers	39,748	25,554

Total	$232,094	$179,009

Net income	$4,800	$17,595
Net income applicable to common shareholders	$4,300	$17,095

Earnings per common share:
Basic – Income before cumulative effect of change in
accounting principle	$0.20	$1.09
Basic – Cumulative effect of change in accounting
principle	—	$(0.28)

Basic – Net income	$0.20	$0.81

Diluted – Income before cumulative effect of change in accounting principle	$0.20	$1.04
Diluted – Cumulative effect of change in accounting principle	—	$(0.26)

Diluted – Net income	$0.20	$0.78

        Net sales. Net sales for the three months ended March 31, 2004 increased $53.1 million or 30% to $232.1 million. Increased shipment volume of 39.7 million pounds, primarily associated with the additional 20% interest in the Hawesville facility beginning in April 2003, accounted for $27.7 million of the increase. Higher price realizations for primary aluminum in the first quarter 2004 due to an improved LME price for primary aluminum contributed an additional $25.4 million in sales.

        Gross profit. Gross profit for the three months ended March 31, 2004 increased $29.3 million or 381% to $37.0 million from $7.7 million for the same period in 2003. Increased shipments, primarily from the additional 20% interest in the Hawesville facility beginning in April 2003, improved gross profit by $4.5 million. The remaining $24.8 million improvement in gross profit was a result of improved price realizations net of increased alumina costs, $18.4 million, lower depreciation and amortization charges, $1.4 million, primarily due to lower amortization charges related to the intangible asset, (see Item I, Notes to the Consolidated Financial Statements, Note 4 – Intangible Asset), increased credits to cost of goods sold for lower-of-cost or market inventory adjustments, $2.2 million, and other net benefits of $2.8 million due to improvements in plant operations and cost performance.

        Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2004 increased $1.3 million to $5.4 million. The increase was primarily a result of incentive compensation expense.

        Net gain/loss on forward contracts. Net loss on forward contracts for the three months ended March 31, 2004 was $12.8 million as compared to a Net gain on forward contracts of $41.7 million for the same period in 2003. The loss and gain reported for the three month periods ended March 31, 2004 and March 31, 2003, respectively, primarily relate to the early termination of a fixed price forward sales contract with Glencore (see Item I, Notes to the Consolidated Financial Statements, Note 7 – Forward Delivery Contracts and Financial Instruments).

        Tax provision. Income tax expense for the three months ended March 31, 2004 decreased $10.2 million from the same period in 2003 due to the changes in income before income taxes discussed above.

        Minority interest. Prior to the acquisition of the additional 20% interest in the Hawesville facility from Glencore in April 2003, Minority interest reflected Glencore’s interest in the net operating results of Century Aluminum of Kentucky, LLC (“LLC”), the limited liability company which holds the power contract for the Hawesville facility. The Minority interest primarily represented the amortization of the power contract. Due to the acquisition of the additional 20% interest in the Hawesville facility in April 2003, the Company no longer has a minority interest.

        Cumulative effect of change in accounting principle. The Company adopted Financial Accounting Standard No. 143, “Accounting for Asset Retirement Obligations” during the three months ended March 31, 2003. The cumulative effect of adopting this standard was a one-time, non-cash charge of $5.9 million, net of tax of $3.4 million.

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

   Debt Service

        As of March 31, 2004, the Company had $344.2 million of indebtedness outstanding, including $322.4 million of principal under the Notes, net of unamortized issuance discount, a $14.0 million promissory note payable to Glencore, and $7.8 million in industrial revenue bonds which were assumed in connection with the Hawesville acquisition. On April 23, 2004, Standard & Poor’s Ratings Service revised its outlook on Century Aluminum Company from negative to stable, and affirmed its BB- corporate credit, senior secured bank loan and senior secured notes ratings.

        Notes. Interest payments on the 11¾% Senior Secured First Mortgage Notes are payable semiannually in arrears beginning on October 15, 2001. Payment obligations under the Notes are unconditionally guaranteed by the Company’s material domestic subsidiaries (other than the LLC and certain subsidiaries formed in connection with the Nordural acquisition) and secured by mortgages and security interests in 80% of the real property, plant and equipment comprising the Hawesville facility and 100% of the same comprising the Ravenswood facility. The Notes will mature in 2008. The indenture governing the Notes contains customary covenants, including limitations on the Company’s ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock.

        After April 15, 2005, Century may redeem the Notes, in whole or in part, at a redemption price equal to the percentage of principal amount set forth below plus accrued and unpaid interest to the redemption date, if redeemed during the twelve-month period beginning on April 15 of the years indicated below:

Year	Percentage

2005	105.875%
2006	102.938%
2007	100.000%

        Revolving Credit Facility. Effective April 1, 2001, the Company entered into a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC and certain subsidiaries formed in connection with the Nordural acquisition) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the revolving credit facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2004. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. The Company measures its borrowing base at month-end. During the quarter ended March 31, 2004, the Company had borrowing availability of $73.6 million under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. On January 14, 2003, Moody’s Investor Service (“Moody’s”) issued an announcement revising its long-term debt ratings for the Company. Moody’s lowered the rating on the Company’s senior secured revolving credit facility from Ba2 to Ba3.

        Glencore Note Payable. In connection with the acquisition of the remaining 20% interest in the Hawesville facility, the Company entered into a six-year $40.0 million promissory note payable to Glencore. Amounts outstanding under the promissory note bore interest at a rate of 10% per annum and were secured by a first priority security interest in the remaining 20% interest in the Hawesville facility the Company acquired in April 2003. The promissory note was scheduled to mature on April 1, 2009 and required principal and interest payments semi-annually. The Company’s obligations under the promissory note were guaranteed by each of its consolidated subsidiaries (other than the LLC and certain subsidiaries formed in connection with the Nordural acquisition). There were no payments of interest or principal in the period ended March 31, 2004. In April 2004, the Company repaid all of the remaining $14.0 million of outstanding principal under the Glencore Note.

        Industrial Revenue Bonds. As part of the purchase price for the Hawesville acquisition, the Company assumed industrial revenue bonds (the “IRBs”) in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville Facility. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the IRBs is paid quarterly. At March 31, 2004, the interest rate on the industrial IRBs was 1.33%. The IRBs are classified as current liabilities because they are remarketed weekly and, under the indenture governing the IRBs, repayment upon demand could be required if there is a failed remarketing.

        The IRBs are secured by a Glencore guaranteed letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit and has secured the reimbursement obligation with a first priority security interest in the 20% interest in the Hawesville facility it purchased from Glencore in April 2003. Century’s maximum potential amount of future payments under the reimbursement obligation for the Glencore letter of credit securing the IRBs would be approximately $8.2 million.

         Nordural Debt. Nordural had long-term debt equaling approximately $190.6 million as of December 31, 2003, which principally consists of project finance debt that was originally incurred in connection with the construction of the Nordural facility in 1998 and an expansion completed in June 2001. Nordural’s obligations under the loan facility are secured by a pledge of all Nordural’s shares pursuant to a share pledge agreement with its lenders. Amounts outstanding under the loan facility are payable semiannually in installments through June 2018, with the amount of each installment based on a scheduled rate that fluctuates between 2.74% and 3.88% semiannually. Nordural’s loan facility is subject to customary covenants, including those limiting additional indebtedness, security interests, investments, asset sales, loans, guarantees, capital expenditures, mergers and acquisitions, amendments to material operating agreements, hedging agreements, dividends, distributions and share capital redemptions, and financial covenants, including minimum debt service coverage, loan life coverage and net worth covenants.

Convertible Preferred Stock

        In connection with the Hawesville acquisition, the Company issued $25.0 million of Century Aluminum Company convertible preferred stock to Glencore. The Company is required to pay dividends on the preferred stock at a rate of 8% per year, which is cumulative (see Item 1, Notes to the in Consolidated Financial Statements, Note 14 – Preferred and Common Stock Dividends). The Notes and the Revolving Credit Facility impose limitations on the Company’s ability to pay cash dividends. In accordance with current accounting guidance, no liability for cumulative preferred dividends is recorded until the dividends are declared. As of March 31, 2004, the Company had total unrecorded cumulative preferred dividend arrearages of $3.0 million or $6.00 per share of preferred stock. The Company expects to use a portion of the proceeds from the common stock offering in April 2004 to pay dividends on its convertible preferred stock (see Item 1, Notes to the Consolidated Financial Statements, Note 17 – Equity Offering). In April 2004, Glencore agreed to convert the 500,000 shares of convertible preferred stock it holds as soon as practicable following the completion of the Company's equity offering and the expiration of any applicable regulatory waiting periods.

   Working Capital

        Working capital was $96.2 million at March 31, 2004. The Company believes that its working capital will be consistent with past experience and that cash flow from operations and borrowing availability under the Revolving Credit Facility should be sufficient to meet working capital needs.

   Capital Expenditures

        Capital expenditures for the period ended March 31, 2004 were $1.8 million and were principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. The Revolving Credit Facility limits the Company’s ability to make capital expenditures; however, the Company believes that the amount permitted will be adequate to maintain its properties and business and comply with environmental requirements. The Company anticipates that capital expenditures will be approximately $20.0 million in 2004, exclusive of capital expenditures related to acquisitions.

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

        The Nordural Acquisition

        On March 28, 2004, the Company entered into an Amended and Restated Stock Purchase Agreement with Columbia Ventures Corporation (“CVC”) to acquire 100% of the outstanding equity shares of CVC’s wholly-owned subsidiary, Nordural hf. The Company completed the acquisition on April 27, 2004. Nordural hf is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland, approximately 25 miles northwest of Reykjavik, Iceland’s capital. The Nordural facility, built in 1998, is the Company’s most recently constructed and lowest cost facility. It currently has an annual production capacity of approximately 198 million pounds, which would increase to approximately 397 million pounds upon completion of a planned expansion.

        The purchase price for the shares was $150 million plus cash at December 31, 2003 and related adjustments totaling $13.2 million subject to further purchase price adjustments. In addition, Nordural has long-term, project debt of approximately $190.6 million. Pursuant to the Amended and Restated Stock Purchase Agreement, the Company paid CVC an additional $25 million related to the commencement of the planned expansion. Century used the proceeds from a registered equity offering to finance the acquisition (see Item 1, Notes to the Consolidated Financial Statements, Note 17 – Equity Offering).

        The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric sources, a competitively-priced and renewable source of power in Iceland, at a rate based on the LME price for primary aluminum. In connection with the planned expansion, Nordural has entered into a power contract with Orkuveita Reykjavikur (“OR”) and Hitaveita Sudurnesja hf (“HS”) for the supply of the additional power required for the expansion capacity. Power under this agreement will be generated from geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed to provide backup power to Nordural should OR or HS be unable to meet the obligations of their contract to provide power for the Nordural expansion.

        Nordural is party to a Toll Conversion Agreement with a subsidiary of BHP Billiton which expires December 31, 2013. Under this agreement, which is for virtually all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina into primary aluminum. The tolling fee paid to Nordural also allows Nordural to share in the benefit realized by BHP Billiton by being able to sell primary aluminum produced at Nordural to European Union markets on a duty-free basis.

        Expansion of the Nordural Facility. The Company plans to expand the Nordural facility to increase its annual production capacity to 397 million pounds, or double its current production capacity, which the Company estimates will cost approximately $300 million. Nordural’s ability to proceed with the expansion will depend on its ability to obtain financing and certain key contracts. The Company is considering a variety of options for financing the expansion, including project finance. There can be no assurance that the expansion will be timely completed or completed without significant cost overruns. The Company expects that project finance would have terms similar to Nordural’s existing financing arrangement, but it may obtain alternative financing on terms that could be materially different. Nordural has entered into non-binding memoranda of understanding relating to certain key contracts for the expansion. There can be no assurance that the Company will complete definitive agreements with respect to these non-binding memoranda of understanding or that they will provide the same economic benefits as its contracts for the existing capacity.

   Historical

        The Company’s statements of cash flows for the three months ended March 31, 2004 and 2003 are summarized below:

	Three months ended March 31,
	2004	2003

	(dollars in thousands)

Net cash provided by operating activities	$26,672	$17,873
Net cash used in investing activities	(1,802)	(6,121)
Net cash provided by (used) in financing activities	1,051	(11)

Increase in cash	$25,921	$11,741

        Net cash from operating activities in the first three months of 2004 increased $8.8 million to $26.7 million from the comparable 2003 period of $17.9 million. The increase in net cash provided by operating activities during the first three months of 2004 was the result of increased shipments of 39.7 million pounds, primarily associated with the additional 20% interest in the Hawesville facility beginning in April 2003, $4.5 million, and improved market conditions and plant operating performance as discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operation – Results of Operations.

        The Company’s net cash used in investing activities for the three month periods ended March 31, 2004 and March 31, 2003 were $1.8 million and $6.1 million, respectively. The Company’s net cash used for investing activities consisted of capital expenditures to maintain and improve plant operations.

        Net cash provided by financing activities during the first three months of 2004 was $1.1 million as a result of issuing common stock upon the exercising of options during the quarter. Net cash used in financing activities during the three month period ended March 31, 2003 was used to fund common stock dividend payments for accrued dividends for restricted stock that vested in 2003. Century suspended payment of common and preferred stock dividends in the fourth quarter of 2002.

        The Company believes that cash flow from operations and its unused Revolving Credit Facility will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements.

Environmental Expenditures and Other Contingencies

        The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $1.4 million and $1.3 million at March 31, 2004 and December 31, 2003, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

         Nordural is subject to various Icelandic environmental laws and regulations. While the Company does not believe that the cost of complying with these laws and regulations has a material adverse effect on the Company’s financial condition, results of operations or liquidity, these laws and regulations are subject to change, which changes could result in increased costs.

New Accounting Standards

        In December 2003, the FASB issued FASB Interpretation (“FIN”) No. 46 (revised December 2003), “Consolidation of Variable Interest Entities.” This Interpretation clarifies the application of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements” and replaces FIN No. 46, “Consolidation of Variable Interest Entities.” The Interpretation explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. The effective date of this Interpretation varies depending on several factors, including public status of the entity, small business issuer status, and whether the public entities currently have any interests in special-purpose entities. Century applied this Interpretation in the first quarter of 2004. The application of FIN No. 46 had no impact on the Company’s Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

        The Company is exposed to the price of primary aluminum. The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company’s aluminum sales contracts (see Item 1, Note to the Consolidated Financial Statements, Note 7 – Forward Delivery Contracts and Financial Instruments). The Company’s risk management activities do not include trading or speculative transactions.

        Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 272.4 million pounds and 351.8 million pounds of primary aluminum at March 31, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 49.4 million pounds and 70.5 million pounds of primary aluminum at March 31, 2004 and December 31, 2003, respectively, of which, 19.9 million pounds and 53.5 million pounds at March 31, 2004 and December 31, 2003, respectively, were with Glencore.

        At March 31, 2004 and December 31, 2003, the Company had financial instruments, primarily with Glencore, for 389.5 million pounds and 102.9 million pounds of primary aluminum, respectively, of which 356.4 million pounds and 58.8 million pounds, respectively, were designated cash flow hedges. These financial instruments are scheduled for settlement at various dates in 2004 through 2007. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts for natural gas, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2004 and December 31, 2003, the Company had financial instruments for 2.2 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2004 through 2005.

        On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $2.3 million after tax on accumulated other comprehensive income for the contracts designated cash flow hedges, and $0.2 million on net income, for the contracts designated as derivatives, for the period ended March 31, 2004 as a result of the forward primary aluminum financial sales contracts outstanding at March 31, 2004.

        On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.7 million after tax on accumulated other comprehensive income for the period ended March 31, 2004 as a result of the forward natural gas financial purchase contracts outstanding at March 31, 2004.

        The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

         Nordural. Substantially all of Nordural's revenues are derived from a Toll Conversion Agreement whereby it converts alumina provided to it into primary aluminum for a fee based on the LME price for primary aluminum. Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum. However, this hedge also limits Nordural’s upside as LME prices increase.

         Nordural is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona. Under its Toll Conversion Agreement, Nordural receives revenues linked to the LME price for primary aluminum, which is denominated in U.S. dollars. Nordural’s labor costs are denominated in Icelandic kronur and a portion of its anode costs are denominated in euros. As a result, an increase in the value of those currencies relative to the U.S. dollar would affect Nordural’s operating margins.

         Nordural does not currently have any material financial instruments to hedge commodity, currency or interest rate risk. Nordural may hedge a certain amount of such risk in the future, including through the purchase of aluminum put options and interest rate swaps that would have the effect of fixing a portion of its floating rate debt.

Interest Rates

        Interest Rate Risk. The Company’s primary debt obligations are the outstanding Notes, the Glencore Note, borrowings under its Revolving Credit Facility, if any, and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes and the Glencore Note bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s Revolving Credit Facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the Revolving Credit Facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At March 31, 2004, the Company had $7.8 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase the Company’s annual interest expense by $0.1 million, assuming no debt reduction.

        The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

         At December 31, 2003, Nordural had approximately $190.6 million of long-term debt consisting primarily of obligations under the Nordural term loan facility. Borrowings under Nordural’s term loan facility bear interest at a margin over the applicable LIBOR rate, plus an applicable percentage to cover certain lender compliance costs. At December 31, 2003, Nordural had $183.2 million of long-term liabilities which bear interest at a variable rate.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

    (a) Material Defaults of indebtedness – None

    (b) Dividend Arrearages – As of March 31, 2004, the Company had total preferred dividend arrearages on its 8.0% cumulative convertible preferred stock of $3.0 million or $6.00 per share of preferred stock.

Item 4. Submission of Matters to a Vote of Stockholders

No items during this quarter.

Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits –

Exhibit No	Exhibit Description

2.1	Amended and Restated Stock Purchase Agreement, dated as of March 28, 2004, by and among Century Aluminum Company, Columbia Ventures Corporation and Nordural hf.*

10.1	Consent and Second Amendment to Revolving Credit Agreement, dated as of March 31, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Metalsco, Ltd., NSA, Ltd., the lending institutions that are or may become parties thereto, and Fleet Capital Corporation.

31.1	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2004. Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

39
(b) Reports on Form 8-K – During the quarter ended March 31, 2004, the Company filed the following four reports on Form 8-K with the Securities and Exchange Commission:

1.	Form 8-K dated February 25, 2004, attaching the Company’s earnings report for the quarter ended December 31, 2003.

2.	Form 8-K dated March 17, 2004, attaching a press release announcing that the Company entered into an agreement with Columbia Ventures Corporation (“CVC”) to purchase up to 100% of the shares of Nordural hf

3.	Form 8-K dated March 30, 2004, attaching a press release announcing that the Company had agreed to acquire from CVC 100% of the shares of Nordural hf.

4.	Form 8-K/A dated March 30, 2004, attaching pro forma consolidated financial information that replaces the pro forma consolidated financial information contained in the Form 8-K dated March 17, 2004.

40

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date: May 4, 2004	By: /s/ Craig A. Davis

Craig A. Davis
Chairman and Chief Executive Officer

Date: May 4, 2004	By: /s/ David W. Beckley

David W. Beckley
Executive Vice-President/Chief Financial Officer
41
EXHIBIT INDEX

Exhibit No	Exhibit Description

2.1	Amended and Restated Stock Purchase Agreement, dated as of March 28, 2004, by and among Century Aluminum Company, Columbia Ventures Corporation and Nordural hf.*

10.1	Consent and Second Amendment to Revolving Credit Agreement, dated as of March 31, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Metalsco, Ltd., NSA, Ltd., the lending institutions that are or may become parties thereto, and Fleet Capital Corporation.

31.1	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2004. Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.