Form 10-Q
period 2004-06-30
CENTURY ALUMINUM CO
filed 2004-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 0-27918

Century Aluminum Company

(Exact name of Registrant as specified in its Charter)

Delaware (State of Incorporation)	13-3070826 (IRS Employer Identification No.)

2511 Garden Road Building A, Suite 200 Monterey, California (Address of principal executive offices)	93940 (Zip Code)

Registrant’s telephone number, including area code (831) 642-9300

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]   No [   ]

     The registrant had 31,681,883 shares of common stock outstanding at July 30, 2004.

PART I – FINANCIAL INFORMATION

Item 1. — Financial Statements.

CENTURY ALUMINUM COMPANY

CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$75,169	$28,204
Restricted cash	8,500	—
Accounts receivable – net	68,399	51,370
Due from affiliates	12,016	10,957
Inventories	104,321	89,360
Prepaid and other current assets	9,648	4,101
Deferred taxes – current portion	6,133	3,413

Total current assets	284,186	187,405
Property, plant and equipment – net	743,614	494,957
Intangible asset – net	92,972	99,136
Goodwill	107,259	—
Other assets	32,502	28,828

Total	$1,260,533	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$43,583	$34,829
Due to affiliates	32,657	27,139
Industrial revenue bonds	7,815	7,815
Accrued and other current liabilities	46,401	30,154
Current portion of long-term debt	13,460	—
Accrued employee benefits costs — current portion	8,296	8,934

Total current liabilities	152,212	108,871

Senior secured notes payable– net	322,561	322,310
Nordural debt	170,472	—
Notes payable — affiliates	—	14,000
Accrued pension benefits costs – less current portion	11,584	10,764
Accrued postretirement benefits costs — less current portion	83,411	78,218
Other liabilities	35,200	33,372
Due to affiliates – less current portion	7,107	—
Deferred taxes	68,310	55,094

Total noncurrent liabilities	698,645	513,758

Contingencies and Commitments (See Note 7)
Shareholders’ equity:
Convertible preferred stock (8.0% cumulative, 0 and 500,000 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	—	25,000
Common stock (one cent par value, 50,000,000 shares authorized; 31,681,883 and 21,130,839 shares outstanding at June 30, 2004 and December 31, 2003, respectively)	317	211
Additional paid-in capital	409,568	173,138
Accumulated other comprehensive loss	(14,556)	(5,222)
Retained earnings (deficit)	14,347	(5,430)

Total shareholders’ equity	409,676	187,697

Total	$1,260,533	$810,326

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
NET SALES:
Third-party customers	$225,430	$163,746	$417,776	$317,201
Related parties	38,303	32,421	78,051	57,975

	263,733	196,167	495,827	375,176
Cost of goods sold	218,542	188,391	413,587	359,694

Gross profit	45,191	7,776	82,240	15,482
Selling, general and administrative expenses	3,991	4,086	9,399	8,221

Operating income	41,200	3,690	72,841	7,261
Interest expense – third party	(11,474)	(10,330)	(21,849)	(20,554)
Interest expense – related party	(51)	(1,000)	(380)	(1,000)
Interest income	244	45	341	196
Net gain (loss) on forward contracts	(1,177)	211	(13,997)	41,904
Other income (expense)	9	(770)	(605)	(500)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	28,751	(8,154)	36,351	27,307
Income tax (expense) benefit	(10,463)	3,147	(13,263)	(9,827)

Income (loss) before minority interest and cumulative effect of change in accounting principle	18,288	(5,007)	23,088	17,480
Minority interest	—	—	—	986

Income (loss) before cumulative effect of change in accounting principle	18,288	(5,007)	23,088	18,466
Cumulative effect of change in accounting principle, net of tax benefit of $3,430	—	—	—	(5,878)

Net income (loss)	18,288	(5,007)	23,088	12,588
Preferred dividends	(269)	(500)	(769)	(1,000)

Net income (loss) applicable to common shareholders	$18,019	$(5,507)	$22,319	$11,588

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.61	$(0.26)	$0.88	$0.83
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.28)

Net income (loss)	$0.61	$(0.26)	$0.88	$0.55

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.60	$(0.26)	$0.87	$0.82
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.26)

Net income (loss)	$0.60	$(0.26)	$0.87	$0.56

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	29,629	21,070	25,412	21,070

Diluted	30,542	21,070	25,588	22,465

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended
	June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,088	$12,588
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net loss (gain) on forward contracts	6,659	(12,292)
Depreciation and amortization	23,731	25,787
Deferred income taxes	4,926	6,396
Pension and other postretirement benefits	5,376	5,897
Inventory market adjustment	(2,273)	(394)
Loss on disposal of assets	695	836
Minority interest	—	(986)
Cumulative effect of change in accounting principle	—	9,308
Changes in operating assets and liabilities:
Accounts receivable – net	(8,264)	(4,178)
Due from affiliates	(1,059)	(4,604)
Inventories	(703)	5,734
Prepaids and other current assets	(2,724)	(2,733)
Accounts payable, trade	(1,294)	(3,184)
Due to affiliates	(3,383)	1,394
Accrued and other current liabilities	9,308	632
Other – net	(2,472)	9,527

Net cash provided by operating activities	51,611	49,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,712)	(10,300)
Acquisitions, net of cash acquired	(184,869)	(59,837)

Net cash used in investing activities	(190,581)	(70,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20,659)	—
Financing fees	—	(297)
Dividends	(3,311)	(11)
Issuance of common stock	209,905	—

Net cash provided by (used in) financing activities	185,935	(308)

NET INCREASE (DECREASE) IN CASH	46,965	(20,717)
CASH, BEGINNING OF PERIOD	28,204	45,092

CASH, END OF PERIOD	$75,169	$24,375

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY

Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

1. General

     The accompanying unaudited interim consolidated financial statements of Century Aluminum Company (the “Company” or “Century”) should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications of 2003 information were made to conform to the 2004 presentation.

2. Acquisitions

  Nordural Acquisition

     On April 27, 2004, the Company completed the acquisition of Nordural hf (“Nordural”) from Columbia Ventures Corporation (“CVC”), a privately-owned investment company headquartered in Vancouver, Washington. Nordural hf is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland, approximately 25 miles north of Reykjavik, Iceland’s capital. The results of operations of Nordural are included in the Company’s Statement of Operations beginning April 28, 2004.

     The Nordural acquisition is a significant step forward in achieving the Company’s strategic goals of reducing its average cost to produce aluminum and geographically diversifying its asset base. The $107,259 of Goodwill recognized in the acquisition reflects the fact that the Nordural facility, built in 1998, is the Company’s most recently constructed and lowest operating cost facility. The Company is expanding the Nordural facility to increase its annual production capacity to 397 million pounds, or double its current production capacity.

     The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The purchase price for Nordural was $195,346, which included a $25,000 payment related to satisfaction of conditions for a planned expansion, and related adjustments totaling $20,346, allocated as follows:

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

Allocation of Purchase Price:

Current assets	$41,322
Property, plant and equipment	261,871
Goodwill	107,259
Current liabilities	(26,144)
Long-term debt	(177,132)
Other non-current liabilities	(11,830)

Total purchase price	$195,346

     The appraisal upon which portions of the purchase allocation will be based is not yet complete, and additional adjustments to the purchase price allocation may still be required. Century used proceeds from a registered equity offering to finance the acquisition (see Note 18 – Equity Offering).

     The following schedules represent the unaudited pro forma results of operations for the three and six months ended June 30, 2004 and 2003 assuming the acquisitions occurred on January 1, 2003. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated.

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$272,721	$220,700	$534,202	$424,355
Net income	19,566	(1,247)	29,996	20,053
Net income available to common shareholders	19,297	(1,747)	29,227	19,053
Earnings per share:
Basic	$0.62	$(0.06)	$0.95	$0.63
Diluted	$0.61	$(0.06)	$0.94	$0.64

  The Planned Gramercy Acquisition

     On May 17, 2004, the Company, together with subsidiaries of Noranda, Inc. (“Noranda”), entered into an agreement with Kaiser Aluminum and Chemical Corporation to jointly purchase Kaiser’s Gramercy, Louisiana, alumina refinery and its 49% interest in a Jamaican bauxite mining partnership for a purchase price of $23,000, subject to working capital adjustments. The Company and Noranda will each pay one-half of the purchase price. Kaiser is selling its alumina and bauxite assets as part of its reorganization to emerge from Chapter 11

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

bankruptcy. The bankruptcy court approved the sale to Century and Noranda on July 19, 2004. The transaction is expected to close in the third quarter of 2004, subject to the consent of the Government of Jamaica, which owns the remaining 51% interest in the bauxite mining partnership. The bauxite mining partnership supplies all of the bauxite used for the production of alumina at the Gramercy refinery and bauxite to a third party refinery in Texas. At the Gramercy refinery, bauxite is chemically refined and converted into alumina, the principal raw material used in the production of primary aluminum. All of the alumina used at the Hawesville facility is purchased from the Gramercy refinery.

3. Stock-Based Compensation

     The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, “Accounting for Stock-Based Compensation.” As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of the Company’s stock on the date of grant. Had compensation cost for the Stock Incentive Plan been determined using the fair value method provided under SFAS No. 123, the Company’s net income and earnings per share would have changed to the pro forma amounts indicated below:

		Three months ended		Six months ended
		June 30,		June 30,
		2004	2003	2004	2003
Net income (loss) applicable to common shareholders	As Reported	$18,019	$(5,507)	$22,319	$11,588
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		169	99	1,046	198
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(235)	(53)	(1,179)	(547)

Pro forma net income (loss)		$17,953	$(5,461)	$22,186	$11,239

Basic earnings (loss) per share	As reported	$0.61	$(0.26)	$0.88	$0.55
	Pro forma	$0.61	$(0.26)	$0.87	$0.53
Diluted earnings (loss) per share	As reported	$0.60	$(0.26)	$0.87	$0.56
	Pro forma	$0.60	$(0.26)	$0.87	$0.54

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

4. Inventories

     Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials	$48,273	$35,621
Work-in-process	16,499	15,868
Finished goods	10,886	14,920
Operating and other supplies	28,663	22,951

	$104,321	$89,360

     At June 30, 2004 and December 31, 2003, approximately 78% of the domestic inventories were valued at the lower of last-in, first-out (“LIFO”) cost or market. The excess of LIFO cost (or market, if lower) over FIFO cost was approximately $983 and $3,762 at June 30, 2004 and December 31, 2003, respectively. Inventories at Nordural are stated at lower of cost or market. Cost is determined by the first in, first out (“FIFO”) method, except for supplies inventories which are based upon the average cost method.

5. Intangible Asset

     The intangible asset consists of the power contract acquired in connection with the Company’s acquisition of an 80% interest in the Hawesville facility in April 2001. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. In connection with the Company’s acquisition of the remaining 20% interest in the Hawesville facility from Glencore on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of June 30, 2004, the gross carrying amount of the intangible asset was $153,592 with accumulated amortization of $60,620. For the three month periods ended June 30, 2004 and June 30, 2003, amortization expense for the intangible asset totaled $3,082 and $4,927, respectively. For the six month periods ended June 30, 2004 and June 30, 2003, amortization expense for the intangible asset totaled $6,164 and $9,512, respectively. For the year ending December 31, 2004, the estimated aggregate amortization expense for the intangible asset will be approximately $12,326. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

	For the year ending December 31,
	2005	2006	2007	2008	2009
Estimated Amortization Expense	$14,162	$12,695	$13,617	$14,669	$15,717

6. Debt

  Secured First Mortgage Notes

     The Company has outstanding 11¾% senior secured first mortgage notes due 2008 (the “Notes”) with an aggregate principal amount of $325,000. No principal payments are required until maturity. The Company had unamortized bond discounts on the Notes of $2,439 and $2,690 at June 30, 2004 and December 31, 2003, respectively. The indenture governing the Notes contains customary covenants including limitations on the Company’s ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock.

     On July 29, 2004, the Company announced that it had commenced a cash tender offer for any and all of its outstanding Notes. The Company is also soliciting consent to proposed amendments to the indenture governing the Notes that would eliminate substantially all of the restrictive covenants and certain default provisions in the indenture. See Note 19 Subsequent Events for additional information about the tender offer.

  Revolving Credit Facility

     Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky, LLC (the “LLC”) and certain subsidiaries formed in connection with the Nordural acquisition) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Revolving Credit Facility is subject to a $30,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Revolving Credit Facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2004 and December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. As of June 30, 2004, the Company had a borrowing base of $75,620 under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

  Industrial Revenue Bonds

     Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed industrial revenue bonds (the “IRBs”) in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market, with interest paid quarterly. The IRBs are secured by a Glencore guaranteed letter of credit and the Company provides for the servicing costs for the letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit. The Company’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. The interest rate on the IRBs at June 30, 2004 was 1.38%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs. The Company’s reimbursement obligations related to the Glencore letter of credit securing the IRBs are guaranteed by each of its material consolidated subsidiaries, except for the LLC (see Note 17 for a discussion of note guarantees), and secured by a first priority interest in the 20% interest in the Hawesville facility.

  Glencore Note Payable

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

  Term Loan Facility – Nordural

     As of June 30, 2004, Nordural had approximately $183,932 of debt, principally consisting of debt that was originally incurred in connection with the construction of the Nordural facility in 1998 and an expansion completed in June 2001. On September 2, 2003, Nordural entered into a $185,000 senior term loan facility with a syndicate of banks. A substantial portion of the proceeds from the loan was used to repay indebtedness outstanding under an existing $167,200 senior facility agreement. At June 30, 2004, the balance of the loan facility was $171,384. Amounts borrowed under Nordural’s loan facility generally bear interest at the applicable LIBOR rate plus an initial margin of 1.45% per year, which increases to 1.55% per year in January 2010 and 1.65% in January 2014, plus an applicable percentage to cover certain lender compliance costs.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

     Nordural’s obligations have been secured under the loan facility by a pledge of all of Nordural shares pursuant to a share pledge agreement with the lenders. In addition, all of Nordural’s assets have been pledged as security under the loan facility. Amounts outstanding under the loan facility are payable semiannually in installments through June 30, 2018. The amount of each installment is based on a scheduled rate that fluctuates between 2.74% and 3.88% of outstanding principal semi-annually. Nordural may voluntarily prepay all or part of the loan under the facility without penalty provided it gives five business days’ notice, subject to a minimum payment threshold. The agreement provides for mandatory prepayment upon the receipt of proceeds from certain asset sales, events impairing the value of assets and insurance recoveries. If the price of aluminum falls below designated levels for six months prior to a payment date and certain debt coverage ratios are not met, the loan facility provides for deferral of principal payments. Principal payments are increased if certain debt coverage ratios are exceeded.

     Nordural’s loan facility contains customary covenants, including limitations on additional indebtedness, security interests, investments, asset sales, loans, guarantees, capital expenditures, mergers and acquisitions, amendments to various agreements used in the operation of the Nordural facility, hedging agreements, distributions and share capital redemptions. Nordural is also subject to various financial covenants, including minimum debt service coverage, loan life coverage and net worth covenants. The loan facility contains customary events of default, including nonpayment, misrepresentation, breach of a covenant, insolvency and default of other indebtedness. If an event of default were to occur, the various banks under the loan facility would have the right to cancel all commitments and demand repayment of the loan facility.

      Nordural Refinancing and Expansion Financing

     In connection with an ongoing expansion of the Nordural facility, the Company has agreed to terms on a $310,000 senior term loan facility with Landsbanki Islands hf. and Kaupthing Bank hf. Amounts borrowed will be used to repay debt currently held by Nordural and to finance a portion of the costs associated with the ongoing expansion of the Nordural facility. The Company has entered into numerous agreements in connection with the expansion, including amendments to several long-term contracts with the Government of Iceland and an agreement with Hitaveita Sudurnesja hf and Reykjavik Energy to supply the additional power needed for the expansion capacity. On August 1, 2004, the Company entered into a ten-year alumina tolling agreement with Glencore for Nordural’s expansion capacity. The expansion is projected to be completed by mid-2006, subject to satisfaction of various conditions, including the closing of the new term loan facility.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

7. Contingencies and Commitments

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
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

     Southwire has secured its indemnity obligations to the Company for environmental liabilities until April 1, 2008 by posting a letter of credit, currently in the amount of $14,000, issued in the Company’s favor, with an additional $15,000 to be posted if Southwire’s net worth drops below a pre-determined level during that period. The amount of security Southwire provides may increase (but not above $14,500 or $29,500, as applicable) or decrease (but not below $3,000) if certain specified conditions are met. The Company cannot be certain that Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company’s shared or assumed liability is significantly greater than anticipated, the Company’s financial condition, results of operations and liquidity could be materially adversely affected.

     Century is a party to an Administrative Order on Consent with the Environmental Protection Agency (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater will be delivered to the adjacent petroleum refinery where they will be received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through June 30, 2004, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $200 which may be offset in part by sales of recoverable hydrocarbons. The Company, along with others, including former owners of its former St. Croix facility, received notice of a threatened lawsuit alleging natural resource damages involving the subsurface hydrocarbon contamination at the facility. While it is not presently possible to determine the outcome of this matter, the Company’s known liabilities with respect to this and other matters relating to compliance and cleanup,

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

based on current information, are not expected to be material and should not materially adversely affect the Company’s operating results. However, if more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered, or if contributions from other responsible parties with respect to sites for which the Company has cleanup responsibilities are not available, the Company may be subject to additional liability, which may be material.

     Nordural is subject to various Icelandic and other environmental laws and regulations. These laws and regulations are subject to change, which changes could result in increased costs. Operating in a foreign country exposes the Company to political, regulatory, currency and other related risks. The Nordural facility, built in 1998, uses technology currently defined to be “best available technology” under the European Union’s Integrated Pollution Prevention and Control Directive of 1996, or IPPC. The operational restrictions for the Nordural facility, as determined by the Icelandic Minister for the Environment, are set forth in the facility’s operating license. The license currently allows for both the facility’s current and planned expansion capacity.

     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $740 and $694 at June 30, 2004 and December 31, 2003, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

  Legal Contingencies

     Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or resolved with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser bankruptcy will have any effect on the settlements reached on those asbestos claims. Since the Kaiser bankruptcy,

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

the Company has been named in additional civil actions based on similar allegations with unspecified monetary claims against Century, 75 of which remain outstanding. To the best of the Company’s knowledge, of the remaining civil actions, only two of the claimants were in the Ravenswood facility during the Company’s ownership, and both were employees of Kaiser or Century.

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

  Power Commitments

     The Hawesville facility currently purchases all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 27% of the Hawesville facility’s power requirements are unpriced in calendar years 2006 through 2010.

     The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005.

     The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority (“Santee Cooper”) at rates fixed by published schedules. The Mt. Holly facility’s current power contract expires December 31, 2015. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.

     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the LME price for primary aluminum. In connection with the planned expansion, Nordural has entered into a power contract with Orkuveita Reykjavikur (“OR”) and Hitaveita Sudurnesja hf (“HS”) for the supply of the additional power required for the expansion capacity. Power under this agreement will be generated from geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on best commercial effort basis to provide backup power to Nordural should OR or HS be unable to meet the obligations of their contract to provide power for the Nordural expansion.

     The Company may suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts,

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

  Labor Commitments

     Ravenswood’s hourly employees, which comprised approximately 33% of the Company’s workforce as of June 30, 2004, are represented by the United Steelworker’s of America (the “USWA”) and are currently working under a labor agreement that expires May 31, 2006. Hawesville’s hourly employees, which comprised approximately 38% of the Company’s workforce as of June 30, 2004, are represented by the USWA and are currently working under a five-year labor agreement that expires March 31, 2006.

     There are six national labor unions represented in Nordural’s unionized work force. The current labor contract with these unions, which sets forth the work rules and wages for the covered employees, expires on December 31, 2004. The contract is expected to be renegotiated in the latter half of 2004.

  Other Commitments and Contingencies

     The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the London Metal Exchange (“LME”) exceeds specified levels during the seven years following closing of the Hawesville Acquisition in April 2001. No post-closing payments were made to Southwire through June 30, 2004; however, if LME prices remain at or above current levels, Southwire would be entitled to receive the entire $7,000 in 2005.

     Equipment failures at the Ravenswood, Mt. Holly, Hawesville or Nordural facilities could limit or shut down the Company’s production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

8. Forward Delivery Contracts and Financial Instruments

     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

  Alumina Tolling

     Nordural is party to a long-term alumina tolling contract with a subsidiary of BHP Billiton (the “Tolling Agreement”) which is due to expire December 31, 2013. Under this contract, which is for virtually all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. The contract includes customary termination provisions upon a force majeure event or material breach that could result in early termination. On August 1, 2004, the Company entered into a ten year alumina toll conversion agreement with Glencore for Nordural’s expansion capacity. That contract also provides Nordural with an LME-based fee. The contract is effective in July 2006.

     Iceland is a member of the European Free Trade Area, or EFTA. EFTA countries have free trade agreements with the European Union, or EU, which provide for duty-free trade in certain industrial goods, including primary aluminum. As a result of Iceland’s EFTA membership, BHP Billiton is able to sell primary aluminum produced at the Nordural facility to EU markets on a duty-free basis, and those cost savings are reflected in the tolling fee paid to Nordural under the tolling contract.

  Primary Aluminum Sales Agreements

     Century has a contract with Pechiney (the “Pechiney Metal Agreement”) under which Pechiney purchases 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through December 31, 2005, at a price determined by reference to the U.S. Midwest Market Price. This contract will be automatically extended through July 31, 2007 provided that the Company’s power contract for the Ravenswood facility is extended or replaced through that date. Pechiney has the right, upon twelve months notice, to reduce its purchase obligations by 50% under this contract. In December 2003, Alcan Inc. (“Alcan”) completed an acquisition of Pechiney.

     The Pechiney rolling mill that purchases primary aluminum from the Company under this contract is located adjacent to the Ravenswood facility, which allows the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. If Alcan materially reduces its purchases or fails to renew the contract when it expires, the Company’s casting, shipping and marketing costs at the Ravenswood facility would increase.

     On April 1, 2000, the Company entered into an agreement with Glencore, expiring December 31, 2009, to sell and deliver monthly, primary aluminum totaling approximately 110 million pounds per year at a fixed price for the years 2002 through 2009 (the “Original

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

Sales Contract”). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the “New Sales Contract”) that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. The New Sales Contract provides for variable pricing determined by reference to the LME for the years 2005 through 2009. For deliveries through 2004, the price of primary aluminum delivered will remain fixed.

     Prior to the January 2003 agreement to terminate and settle the years 2005 though 2009 of the Original Sales Contract, the Company had been classifying and accounting for it as a normal sales contract under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” A contract that is so designated and that meets other conditions established by SFAS No. 133 is exempt from the requirements of SFAS No. 133, although by its terms the contract would otherwise be accounted for as a derivative instrument. Accordingly, prior to January 2003, the Original Sales Contract was recorded on an accrual basis of accounting and changes in the fair value of the Original Sales Contract were not recognized.

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
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

     In connection with the acquisition of the 20% interest in the Hawesville facility, the Company entered into a ten-year contract with Glencore (the “Glencore Metal Agreement”) from 2004 through 2013 under which Glencore will purchase approximately 45 million pounds per year of primary aluminum produced at the Ravenswood and Mt. Holly facilities, at prices based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

     Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 203.9 million pounds and 351.8 million pounds of primary aluminum at June 30, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 21.1 million pounds and 70.5 million pounds of primary aluminum at June 30, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, 12.2 million pounds and 53.5 million pounds at June 30, 2004 and December 31, 2003, respectively, were with Glencore.

  Alumina Purchase Agreements

     The Company is party to long-term supply agreements with Glencore for the supply of alumina to the Company’s Ravenswood and Mt. Holly facilities that extend through December 2006 and January 2008 at prices indexed to the price of primary aluminum quoted on the LME.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

     In July 2004, the Company and Noranda, Inc. were approved as the successful bidders to jointly acquire the Gramercy alumina refinery and related Jamaican bauxite mining assets from Kaiser Aluminum & Chemical Corporation for $23,000, subject to closing adjustments. Century and Noranda will each pay one-half, or $11,500, of the purchase price. Closing is expected to occur in the third quarter of 2004, see Note 2.

     The price the Company expects to pay for alumina used by the Hawesville facility would be based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs may be materially higher than an LME-based price. If the Company and Noranda had not purchased the Gramercy facility, and Kaiser or a successor failed to supply alumina to the Hawesville facility pursuant to the terms of the agreements, the Company’s costs for alumina could have increased substantially, and the Company may not have been able to fully recover damages resulting from breach of those contracts.

  Anode Purchase Agreement

     Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. Pricing for the anode contract is variable and is indexed to the raw material market for petroleum coke products.

  Financial Sales and Purchase Agreements

     To mitigate the volatility in its unpriced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these financial sales contracts are accounted for as cash flow hedges depending on the Company’s designation of each contract at its inception. At June 30, 2004 and December 31, 2003, the Company had financial instruments with Glencore for 367.4 million pounds and 102.9 million pounds, respectively, of which 345.4 million pounds and 58.8 million pounds, respectively, were designated as cash flow hedges. These financial instruments are scheduled for settlement at various dates through 2007. The Company had no fixed price financial purchase contracts to purchase aluminum at June 30, 2004 or December 31, 2003. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2004 and December 31, 2003, the Company had financial instruments for 2.8 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates through 2008. Based on the fair value of the Company’s financial instruments as of June 30, 2004, accumulated other comprehensive loss of $6,472 is expected to be reclassified as a reduction to earnings over the next twelve month period.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
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

9. Supplemental Cash Flow Information

     In the six months ended June 30, 2004, the Company had two significant non-cash equity transactions. In April 2004, the Company issued approximately 67,000 shares of common stock to satisfy a performance share liability of $1,630 to certain employees of the Company. Additionally, in May 2004, Glencore exercised its option to convert its shares of cumulative convertible preferred stock. The Company issued 1,395,089 shares of common stock in exchange for Glencore’s $25,000 of preferred stock, see Note 14.

	Six months ended
	June 30,
	2004	2003
Cash paid for:
Interest	$21,230	$19,145
Income tax	198	—
Cash received for:
Interest	339	196
Income tax refunds	135	—
Seller financing related to the acquisition of the 20% interest in the Hawesville facility	—	40,000

10. Asset Retirement Obligations

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
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

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

     The reconciliation of the changes in the asset retirement obligations is presented below:

	For the six
	months ended	For the year ended
	June 30, 2004	December 31, 2003
Beginning Balance, ARO Liability.	$16,495	$14,220
Additional ARO Liability incurred	684	3,402
ARO Liabilities settled	(1,711)	(2,423)
Accretion Expense	1,383	1,296

Ending Balance, ARO Liability	$16,851	$16,495

11. New Accounting Standards

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

12. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

	Six months ended
	June 30,
	2004	2003
Net income	$23,088	$12,588
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instruments, net of tax of $5,848 and ($531), respectively	(10,442)	869
Net amount reclassified as loss (income), net of tax of ($612) and $2,417, respectively	1,108	(4,286)
Minimum pension liability adjustment, net of tax of $0 and 1,122	—	(1,995)

Comprehensive income	$13,754	$7,176

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

Composition of Accumulated Other Comprehensive Loss:

	June 30,	December 31,
	2004	2003
Net unrealized loss on financial instruments, net of tax of $6,101 and $864	$(10,925)	$(1,591)
Minimum pension liability adjustment, net of tax of $2,042 and $2,042	(3,631)	(3,631)

Total accumulated other comprehensive loss	$(14,556)	$(5,222)

13. Earnings Per Share

     The following table provides a reconciliation of the computation of the basic and diluted earnings per share for income from continuing operations:

	Three months ended June 30,
	2004			2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
Income (loss) before cumulative effect of change in accounting principle	$18,288			$(5,007)
Less: Preferred stock dividends	(269)			(500)

Basic EPS:
Income (loss) applicable to common shareholders	18,019	29,629	$0.61	(5,507)	21,070	$(0.26)
Effect of Dilutive Securities:
Plus: Incremental Shares from assumed conversion of stock options	—	162		—	—
Plus: Incremental Shares from assumed conversion of preferred stock	269	751		—	—

Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversions	$18,288	30,542	$0.60	$(5,507)	21,070	$(0.26)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2004			2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
Income before cumulative effect of change in accounting principle	$23,088			$18,466
Less: Preferred stock dividends	(769)			(1,000)

Basic EPS:
Income applicable to common shareholders	22,319	25,412	$0.88	17,466	21,070	$0.83
Effect of Dilutive Securities:
Plus: Incremental shares from assumed conversion of stock options	—	176		—	—
Plus: Incremental shares from assumed conversion of preferred stock	—	—		1,000	1,395

Diluted EPS:
Income applicable to common shareholders with assumed conversions	$22,319	25,588	$0.87	$18,466	22,465	$0.82

     Options to purchase 597,593 and 712,200 shares of common stock were outstanding during the periods ended June 30, 2004 and 2003, respectively. For the three and six month periods ended June 30, 2004, incremental shares from the assumed conversion of stock options of 161,901 and 175,728 were included in the computation of diluted earnings per share based upon the average market price of the common shares during the period; for the three and six month periods ended June 30, 2003, no incremental shares were included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares during the period.

14. Preferred Stock Dividends and Conversion

     In May 2004, the Company used a portion of the proceeds from a registered equity offering that closed in April 2004 to pay preferred stock dividends of $3,269 or $6.54 per preferred stock share.

     In May 2004, Glencore exercised its option to convert its $25,000 8.0% cumulative convertible preferred stock into shares of the Company’s common stock at a price of $17.92 per common share. The Company issued 1,395,089 shares of its common stock to Glencore in the conversion.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

15. Components of Net Periodic Benefit Cost

	Three months ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service Cost	$775	$824	$1,184	$961
Interest Cost	1,103	927	2,131	1,746
Expected return on plan assets	(1,175)	(851)	—	—
Amortization of prior service cost	211	301	(84)	(86)
Amortization of net gain (loss)	138	205	795	380

Net Periodic benefit cost	$1,052	$1,406	$4,026	$3,001

	Six months ended June 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service Cost	$1,678	$1,682	$2,302	$1,878
Interest Cost	2,129	1,894	3,991	3,411
Expected return on plan assets	(2,376)	(1,739)	—	—
Amortization of prior service cost	421	615	(168)	(168)
Amortization of net gain (loss)	163	419	1,233	743

Net Periodic benefit cost	$2,015	$2,871	$7,358	$5,864

Employer Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $3,300 to its pension plans in 2004. As of June 30, 2004, contributions of $1,755 have been made.

16. Restricted Cash

     The Company had $8,500 in restricted cash set aside for Nordural debt service reserves.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

17. Condensed Consolidating Financial Information

     The Company’s 11¾% Senior Secured First Mortgage Notes due 2008 are jointly and severally and fully and unconditionally guaranteed by all of the Company’s material wholly owned direct and indirect domestic subsidiaries other than the LLC and certain subsidiaries formed in connection with the Nordural acquisition (the “Guarantor Subsidiaries”). Nordural hf and the LLC will not guarantee the Notes (collectively, the “Non-Guarantor Subsidiaries”). The Company’s policy for financial reporting purposes is to allocate expenses to subsidiaries. For the three months ended June 30, 2004 and June 30, 2003, the Company allocated total corporate expenses of $1,143 and $359 to its subsidiaries, respectively. For the six months ended June 30, 2004 and June 30, 2003, the Company allocated total corporate expenses of $56 and $2,590 to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

     Because certain Non-Guarantor Subsidiaries are not “minor” as defined in Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company is providing the condensed consolidating financial information required under Rule 3-10(f). See Note 6 to the Consolidated Financial Statements for information about the terms of the Notes.

     The following summarized condensed consolidating balance sheets as of June 30, 2004 and December 31, 2003, condensed consolidating statements of operations for the three and six months ended June 30, 2004 and June 30, 2003 and the condensed consolidating statements of cash flows for the six months ended June 30, 2004 and June 30, 2003 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2004

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$397	$14,323	$60,449	$—	$75,169
Restricted cash	—	8,500	—	—	8,500
Accounts receivables, net	59,039	9,360	—	—	68,399
Due from affiliates	118,800	16,173	563,306	(686,263)	12,016
Inventories	68,958	35,363	—	—	104,321
Prepaid and other current assets	1,616	2,547	5,485	—	9,648
Deferred taxes — current portion	6,133	—	—	—	6,133

Total current assets	254,943	86,266	629,240	(686,263)	284,186
Investment in subsidiaries	72,556	—	258,648	(331,204)	—
Property, plant and equipment, net	475,625	267,856	133	—	743,614
Intangible asset — net	—	92,972	—	—	92,972
Goodwill	—	107,259	—	—	107,259
Other assets	15,740	—	16,762	—	32,502

Total assets	$818,864	$554,353	$904,783	$(1,017,467)	$1,260,533

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$12,285	$31,298	$—	$—	$43,583
Due to affiliates	21,871	40	134,643	(123,897)	32,657
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	14,342	9,049	23,010	—	46,401
Current portion of long-term debt	—	13,460	—	—	13,460
Accrued employee benefits costs – current portion	6,461	1,800	—	—	8,296

Total current liabilities	62,809	55,647	157,653	(123,897)	152,212

Senior secured notes payable – net	—	—	322,561	—	322,561
Nordural long-term debt	—	170,472	—	—	170,472
Accrued pension benefits costs – less current portion	—	—	11,584	—	11,584
Accrued postretirement benefits costs – less current portion	55,830	26,694	887	—	83,411
Other liabilities/intercompany loan	450,477	147,020	—	(562,297)	35,200
Due to affiliates – less current portion	7,107	—	—	—	7,107
Deferred taxes – less current portion	53,153	12,804	2,422	(69)	68,310

Total non-current liabilities	566,567	356,990	337,454	(562,366)	698,645

Shareholders’ Equity:
Convertible preferred stock	—	—	—	—	—
Common stock	59	13	317	(72)	317
Additional paid-in capital	188,424	199,586	409,568	(388,010)	409,568
Accumulated other comprehensive income (loss)	(13,917)	—	(14,556)	13,917	(14,556)
Retained earnings (deficit)	14,922	(57,883)	14,347	42,961	14,347

Total shareholders’ equity	189,488	141,716	409,676	(331,204)	409,676

Total liabilities and equity	$818,864	$554,353	$904,783	$(1,017,467)	$1,260,533

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$203,947	$21,483	$—	$—	$225,430
Related parties	38,303	—	—	—	38,303

	242,250	21,483	—	—	263,733
Cost of goods sold	200,935	100,096	—	(82,489)	218,542
Reimbursement from owner	—	(82,529)	—	82,529	—

Gross profit (loss)	41,315	3,916	—	(40)	45,191
Selling, general and administrative expenses	3,991	—	—	—	3,991

Operating income (loss)	37,324	3,916	—	(40)	41,200
Interest expense – third party	(8,578)	(2,896)	—	—	(11,474)
Interest expense – related party	(51)	—	—	—	(51)
Interest income	195	22	—	27	244
Net loss on forward contracts	(1,177)	—	—	—	(1,177)
Other income (expense), net	(61)	59	—	11	9

Income (loss) before taxes, minority interest and cumulative effect of change in accounting principle	27,652	1,101	—	(2)	28,751
Income tax (expense) benefit	(10,190)	(1,444)	—	1,171	(10,463)

Net income (loss) before equity earnings (loss) of subsidiaries	17,462	(343)	—	1,169	18,288
Equity earnings (loss) of subsidiaries	(1,910)	—	18,288	(16,378)	—

Net income (loss)	$15,552	$(343)	$18,288	$(15,209)	$18,288

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months Ended June 30, 2003

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$163,746	$—	$—	$—	$163,746
Related parties	32,421	—	—	—	32,421

	196,167	—	—	—	196,167
Cost of goods sold	183,810	87,171	—	(82,590)	188,391
Reimbursement from owners	—	(82,624)	—	82,624	—

Gross profit (loss)	12,357	(4,547)	—	(34)	7,776
Selling, general and administrative expenses	4,086	—	—	—	4,086

Operating income (loss)	8,271	(4,547)	—	(34)	3,690
Interest expense – third party	(10,324)	(34)	—	28	(10,330)
Interest expense – related party	(1,000)	—	—	—	(1,000)
Interest income	45	—	—	—	45
Net gain on forward contracts	211	—	—	—	211
Other income (expense), net	(774)	(2)	—	6	(770)

Loss before taxes	(3,571)	(4,583)	—	—	(8,154)
Income tax benefit	1,405	—	—	1,742	3,147

Net income (loss) before equity earnings (loss) of subsidiaries	(2,166)	(4,583)	—	1,742	(5,007)
Equity earnings (loss) of subsidiaries	(2,841)	—	(5,007)	7,848	—

Net income (loss)	$(5,007)	$(4,583)	$(5,007)	$9,590	$(5,007)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months Ended June 30, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$396,293	$21,483	$—	$—	$417,776
Related parties	78,051	—	—	—	78,051

	474,344	21,483	—	—	495,827
Cost of goods sold	392,898	183,780	—	(163,091)	413,587
Reimbursement from owners	—	(163,165)	—	163,165	—

Gross profit (loss)	81,446	868	—	(74)	82,240
Selling, general and administrative expenses	9,399	—	—	—	9,399

Operating income (loss)	72,047	868	—	(74)	72,841
Interest expense - third party	(18,921)	(2,928)	—	—	(21,849)
Interest expense - related party	(380)	—	—	—	(380)
Interest income	267	22	—	52	341
Net loss on forward contracts	(13,997)	—	—	—	(13,997)
Other income (expense), net	(682)	57	—	20	(605)

Income (loss) before taxes	38,334	(1,981)	—	(2)	36,351
Income tax (expense) benefit	(14,161)	(1,444)	—	2,342	(13,263)
Equity earnings (loss) of subsidiaries	(3,821)	—	23,088	(19,267)	—

Net income (loss)	$20,352	$(3,425)	$23,088	$(16,927)	$23,088

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months Ended June 30, 2003

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$317,201	$—	$—	$—	$317,201
Related parties	57,975	—	—	—	57,975

	375,176	—	—	—	375,176
Cost of goods sold	350,198	166,972	—	(157,476)	359,694
Reimbursement from owners	—	(157,537)	—	157,537	—

Gross profit (loss)	24,978	(9,435)	—	(61)	15,482
Selling, general and administrative expenses	8,221	—	—	—	8,221

Operating income (loss)	16,757	(9,435)	—	(61)	7,261
Interest expense - third party	(20,548)	(61)	—	55	(20,554)
Interest expense – related party	(1,000)	—	—	—	(1,000)
Interest income	196	—	—	—	196
Net gain on forward contracts	41,904	—	—	—	41,904
Other income (expense), net	(490)	(16)	—	6	(500)

Income (loss) before taxes	36,819	(9,512)	—	—	27,307
Income tax (expense) benefit	(13,067)	—	—	3,240	(9,827)

Net income (loss) before minority interest and cumulative effect of change in accounting principle	23,752	(9,512)	—	3,240	17,480
Minority interest	—	—	—	986	986

Net income (loss) before cumulative effect of change in accounting principle	23,752	(9,512)	—	4,226	18,466
Cumulative effect of change in accounting principle, net of $3,430 in tax	(5,878)	—	—	—	(5,878)
Equity earnings (loss) of subsidiaries	(5,286)	—	12,588	(7,302)	—

Net income (loss)	$12,588	$(9,512)	$12,588	$(3,076)	$12,588

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated
Net cash provided by (used in) operating activities	$55,058	$(3,447)	$—	$—	$51,611

Investing activities:
Purchase of property, plant and equipment, net	(3,618)	(2,094)	—	—	(5,712)
Acquisitions, net of cash acquired	—	—	(184,869)	—	(184,869)

Net cash used in investing activities	(3,618)	(2,094)	(184,869)	—	(190,581)

Financing activities:
Repayment of debt	—	(6,659)	(14,000)	—	(20,659)
Dividends	—	—	(3,311)	—	(3,311)
Intercompany transactions	(51,146)	26,522	24,624	—	—
Issuance of common stock	—	—	209,905	—	209,905

Net cash provided by (used in) financing activities	(51,146)	19,864	217,218	—	185,935

Net increase in cash	293	14,323	32,349	—	46,965
Cash, beginning of period	104	—	28,100	—	28,204

Cash, end of period	$397	$14,323	$60,449	$—	$75,169

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2003

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiary	Company	and Eliminations	Consolidated
Net cash provided by operating activities	$47,283	$2,445	$—	$—	$49,728

Investing activities:
Purchase of property, plant and equipment, net	(9,748)	(421)	(131)	—	(10,300)
Acquisition of minority interest		—	(59,837)		(59,837)

Net cash used in investing activities	(9,748)	(421)	(59,968)	—	(70,137)

Financing activities:
Financing Fees	—	—	(297)	—	(297)
Dividends	—	—	(11)	—	(11)
Intercompany transactions	(38,280)	(2,005)	40,285	—	—

Net cash provided by (used in) financing activities	(38,280)	(2,005)	39,977	—	(308)

Net increase (decrease) in cash	(745)	19	(19,991)	—	(20,717)
Cash, beginning of period	745	—	44,347	—	45,092

Cash, end of period	$—	$19	$24,356	$—	$24,375

18. Equity Offering

     In April 2004, the Company completed a public equity offering of 9,000,000 shares of its common stock at a price to the public of $24.50 per share. The Company received $209,905 in net proceeds from the offering. The Company used: (1) $195,346 to fund the Nordural acquisition, including $2,652 in transaction fees and expenses; (2) $12,000 to repay the remaining principal outstanding under the Glencore Note; and (3) the remaining proceeds plus available cash to pay dividends of $3,269 on the Company’s cumulative convertible preferred stock.

19. Subsequent Events

  Issuance of Convertible Senior Notes

     On July 30, 2004, the Company placed a private offering of $175,000 aggregate principal amount of 1.75% convertible senior notes due August 1, 2024 (“Convertible Notes”) to certain qualified institutional buyers. In connection with this offering, the Company granted the initial purchasers of the Convertible Notes a 45-day option to purchase up to an additional $25,000 of Convertible Notes, which was exercised. The sale of the Convertible Notes is expected to close on August 9, 2004.

     The Convertible Notes will be convertible at any time at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of Convertible Notes, subject to adjustments for certain events. The initial conversion rate is equivalent to

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a Convertible Note, the holder of such Convertible Notes will receive cash equal to the principal amount of the Convertible Notes and, at Century’s election, either cash, Century common stock, or a combination thereof, for the Convertible Notes’ conversion value in excess of such principal amount, if any. In addition, the Convertible Notes will be redeemable at Century’s option beginning on August 6, 2009, and the holders may require Century to repurchase all or part of their Convertible Notes for cash on each of August 1, 2011, August 1, 2014 and August 1, 2019. Due to the current convertibility of the Convertible Notes, the Company will classify the Convertible Notes as short-term debt on its balance sheet.

     The Convertible Notes are senior unsecured obligations of Century. Century intends to use the net proceeds from the sale of the Convertible Notes, together with proceeds from a future private placement of senior unsecured notes, to repurchase any or all of its outstanding 11 3/4% senior secured first mortgage notes (“First Mortgage Notes”) pursuant to a previously announced tender offer and consent solicitation and for general corporate purposes, including to fund a portion of the costs of the ongoing expansion of the Company’s Nordural facility and to redeem or repurchase any untendered First Mortgage Notes. The sale of the Convertible Notes was not conditioned upon Century’s completion of the tender offer and consent solicitation.

  Tender Offer for Senior Secured Mortgage Notes

     As discussed in Note 6, the Company announced that it had commenced a cash tender offer for any and all of its outstanding First Mortgage Notes. The Company is also soliciting consents to proposed amendments to the indenture governing the First Mortgage Notes that would eliminate substantially all of the restrictive covenants and certain default provisions in the indenture. The tender offer will expire on August 26, 2004, unless extended or terminated (the “Expiration Date”).

     The tender offer and consent solicitation are being made solely pursuant to an Offer to Purchase and Consent Solicitation Statement, dated July 29, 2004, and related Letter of Transmittal, which include a more comprehensive description of the terms and conditions thereof.

     The principal purpose of the tender offer and consent solicitation is to refinance Century’s outstanding First Mortgage Notes with debt bearing a lower interest rate, thereby reducing the Company’s annual interest expense. The Company intends to fund the tender offer and any expenses incurred in connection therewith with proceeds from a planned private placements of new debt. The tender offer and consent solicitation are being made in conjunction with, and are conditioned upon, the consummation of such private placements. The tender offer is also conditioned upon the receipt of consent from the holders of at least a majority of the outstanding principal amount of such First Mortgage Notes to amend the indenture governing the First Mortgage Notes and certain general conditions.

     Under the terms of the tender offer, the purchase price for each one thousand dollars principal amount of First Mortgage Notes validly tendered and accepted for purchase by Century will be determined on August 12, 2004 based on the present value of the First Mortgage Notes as of the payment date, calculated in accordance with standard market practice, assuming each $1 principal amount of the First Mortgage Notes would be paid at a price of $1.05875 on April 15, 2005, the earliest redemption date of the First Mortgage Notes, discounted at a rate equal to 50 basis points over the yield on the 1.625% U.S.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Six Month Periods Ended June 30, 2004 and 2003
(Dollars in Thousands)
(Unaudited)

Treasury Note due April 30, 2005, minus a consent payment of $0.02 per $1 of principal amount of First Mortgage Notes. Holders who tendered their First Mortgage Notes by August 6, 2004, unless extended (the “Consent Date”) were entitled to receive the consent payment. Holders who tender their First Mortgage Notes after the Consent Date will not receive the consent payment. Through August 6, 2004, the Company had received consents from holders of more than 96% of its outstanding First Mortgage Notes. The settlement date is currently expected to be August 27, 2004. Holders who properly tender also will be paid accrued and unpaid interest, up to, but not including, the settlement date.

     Holders who desire to tender their First Mortgage Notes must consent to the proposed amendments and may not deliver a consent without tendering their First Mortgage Notes. Any First Mortgage Notes tendered before the Consent Date may be withdrawn at any time on or prior to the Consent Date, but not thereafter, except as may be required by law. Any Notes tendered after the Consent Date may not be withdrawn, except as may be required by law.

     The securities that may be offered in connection with Century’s refinancing plan described above will be offered pursuant to an exemption from registration under the Securities Act of 1933. Such securities will not be registered under the Securities Act and, accordingly, may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements.

  Private Placement of Senior Unsecured Notes

     On August 3, 2004, the Company announced that it intends to sell, subject to market and other conditions, $250,000 of its senior notes due 2014 (“Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. The Senior Notes will be senior unsecured obligations of Century.

     The Company intends to use the net proceeds from the sale of the Senior Notes, together with proceeds from a private placement of $175,000 of its Convertible Notes, to purchase up to 100% of its outstanding $325,000 aggregate principal amount First Mortgage Notes that may be tendered pursuant to its tender offer and consent solicitation. The proceeds also will be used for general corporate purposes, including to fund a portion of the costs related to the ongoing expansion of the Company’s Nordural facility and to repurchase or redeem any untendered First Mortgage Notes. The sale of the Senior Notes will be conditioned upon Century’s completion of the tender offer and consent solicitation.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

     This Quarterly Report on Form 10-Q contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “should,” and “potential” and variations of such words. All of these forward-looking statements are based on estimates and assumptions made by management that, although believed to be reasonable, are inherently uncertain. There can be no assurance that any of such estimates or statements will be realized and actual results may differ materially from those contemplated by such forward looking statements. Factors that may cause such differences include:

•	The Company’s high level of indebtedness reduces cash available for other purposes and limits the Company’s ability to incur additional debt and pursue its growth strategy;

•	The cyclical nature of the aluminum industry causes variability in the Company’s earnings and cash flows;

•	The loss of a major customer would increase the Company’s production costs at those facilities which deliver molten aluminum;

•	The Company could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•	Due to increasing prices for alumina, the principal raw material used in primary aluminum production, changes to or disruptions in the Company’s current alumina supply arrangements would materially impact its raw material costs;

•	By expanding its geographic presence and diversifying its operations through the acquisition of bauxite mining and alumina refining assets, the Company is exposed to new risks that could adversely affect its business;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect the Company’s margins;

•	Most of the Company’s employees are unionized and any labor dispute or failure to successfully renegotiate an existing labor agreement could materially impair the Company’s ability to conduct its production operations at its unionized facilities;

•	The Company is subject to a variety of environmental laws that could result in costs or liabilities; and

•	The Company may not realize the expected benefits of its growth strategy if the Company is unable to successfully integrate the businesses it acquires.

     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations and the risks described above should be considered when reading any forward-looking statements. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company qualifies all of its forward-looking statements by these cautionary statements.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion reflects Century’s historical results of operations, which do not include results for the Company’s interest in the Nordural facility until it was acquired in April 2004 and the additional 20% interest in the Hawesville facility until it was acquired from Glencore in April 2003.

     Century’s financial highlights include:

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net sales
Third-party customers	$225,430	$163,746	$417,776	$317,201
Related party customers	38,303	32,421	78,051	57,975

Total	$263,733	$196,167	$495,827	$375,176

Net income (loss)	$18,288	$(5,007)	$23,088	$12,588
Net income (loss) applicable to common shareholders	$18,019	$(5,507)	$22,319	$11,588
Earnings per common share:
Basic – Income (loss) before cumulative effect of change in accounting principle	$0.61	$(0.26)	$0.88	$0.83
Basic — Cumulative effect of change in accounting principle	—	—	—	$(0.28)

Basic — Net income (loss)	$0.61	$(0.26)	$0.88	$0.55

Diluted – Income (loss) before cumulative effect of change in accounting principle	$0.60	$(0.26)	$0.87	$0.82
Diluted — Cumulative effect of change in accounting principle	—	—	—	$(0.26)

Diluted — Net income (loss)	$0.60	$(0.26)	$0.87	$0.56

     Net sales. Net sales for the three months ended June 30, 2004 increased $67.6 million or 34% to $263.7 million. Higher price realizations for primary aluminum in the second quarter 2004, due to an improved LME price and Midwest premium for primary aluminum, contributed an additional $42.8 million in sales. Tolling revenues from the 100% interest in the Nordural facility beginning in late April 2004 accounted for $21.5 million of the increase with increased direct shipment volume of 4.8 million pounds contributing the remaining $3.3 million of the increase. Net sales for the six months ended June 30, 2004 increased $120.7 million or 32% to $495.8 million. Higher price realizations for primary aluminum in the current period, due to an improved LME price and Midwest premium for primary aluminum, contributed an additional $68.7 million in sales. Direct shipment volume increased 44.5 million pounds, primarily associated with the additional 20% interest in the Hawesville facility beginning in April 2003, which accounted for $30.5 million of the increase with tolling revenues from the 100% interest in the Nordural facility beginning in late April 2004 contributing the remaining $21.5 million of the increase.

     Gross profit. Gross profit for the three months ended June 30, 2004 increased $37.4 million or 481% to $45.2 million from $7.8 million for the same period in 2003. Improved price realizations net of increased alumina costs improved gross profit by $33.1 million with the 100% interest in the Nordural facility contributing $7.0 million in additional gross profit. Lower depreciation and amortization charges of $1.8 million, primarily related to the intangible asset, (see Item I, Notes to the Consolidated Financial Statements, Note 5 – Intangible Asset), were offset by increased operating costs associated with raw material quality, $2.8 million; adjustments to pension and other post retirement benefit valuations of $0.7 million; volume and mix impact, $0.7 million and the elimination of credits to cost of goods sold for lower-of-cost or market inventory adjustments, $0.3 million.

     For the six month period ended June 30, 2004, gross profit improved $66.8 million to $82.2 million. Improved price realizations net of increased alumina costs improved gross profit by $51.6 million with the 100% interest in the Nordural facility contributing $7.0 million in additional gross profit in the current period. Increased direct shipments of 44.5 million pounds, primarily from the additional 20% interest in the Hawesville facility beginning in April 2003, improved gross profit by $3.4 million. Lower depreciation and amortization charges of $3.2 million, primarily related to the intangible asset, (see Item I, Notes to the Consolidated Financial Statements, Note 5 – Intangible Asset), increased credits to cost of goods sold for lower-of-cost or market of $1.9 million, and other cost improvements of $0.4 million were offset by adjustments to pension and other post retirement benefit valuations of $0.7 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2004 decreased $0.1 million to $4.0 million. The allowance for bad debts was reduced by $0.6 million in the second quarter 2004, reflecting a settlement of a claim. This reduction was offset by increased expenses and incentive compensation accruals in the quarter.

     Selling, general and administrative expenses for the six months ended June 30, 2004 increased $1.2 million from the same period in 2003. The increase was primarily a result of incentive compensation expense accruals in the current period.

     Net gain/loss on forward contracts. Net loss on forward contracts for the three months ended June 30, 2004 was $1.2 million as compared to a net gain on forward contracts of $0.2 million for the same period in 2003. For the six month period ended June 30, 2004, net loss on forward contracts was $14.0 million as compared to a net gain on forward contracts of $41.9 million for the same period in 2003. The loss and gain reported for the three and six month periods ended June 30, 2004 and June 30, 2003, respectively, primarily relate to the early termination of a fixed price forward sales contract with Glencore (see Item I, Notes to the Consolidated Financial Statements, Note 8 – Forward Delivery Contracts and Financial Instruments).

     Tax provision. Income tax expense for the three months ended June 30, 2004 increased $13.6 million from the same period in 2003 and the income tax expense for the six month period ended June 30, 2004 increased $3.4 million due to the changes in income before income taxes discussed above.

Liquidity and Capital Resources

     The Company’s principal sources of liquidity are cash flow from operations, available borrowings under its revolving credit facility, and a term loan facility in Iceland. The Company’s principal uses of cash are operating costs, payments of interest on the Company’s outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

     Debt Service

     As of June 30, 2004, the Company had $514.3 million of indebtedness outstanding, including $322.6 million of principal under the Senior Secured First Mortgage Notes, net of unamortized issuance discount, the $171.4 million senior loan facility at Nordural, and $7.8 million in industrial revenue bonds which were assumed in connection with the Hawesville acquisition. On April 23, 2004, Standard & Poor’s Ratings Service revised its outlook on Century Aluminum Company from negative to stable, and affirmed its BB- corporate credit, senior secured bank loan and senior secured notes ratings.

     Notes. Interest payments on the 11¾% Senior Secured First Mortgage Notes (“Notes”) are payable semiannually in arrears beginning on October 15, 2001. Payment obligations under the Notes are unconditionally guaranteed by the Company’s material domestic subsidiaries (other than the LLC and certain subsidiaries formed in connection with the Nordural acquisition) and secured by mortgages and security interests in 80% of the real property, plant and equipment comprising the Hawesville facility and 100% of the same comprising the Ravenswood facility. The Notes will mature in 2008. The indenture governing the Notes contains customary covenants, including limitations on the Company’s ability to pay dividends, incur debt, make investments, sell assets or stock of certain subsidiaries, and purchase or redeem capital stock.

     On July 29, 2004, the Company announced that it has commenced a cash tender offer for any and all of its outstanding Notes. The Company is also soliciting consent to proposed amendments to the indenture governing the Notes that would eliminate substantially all of the restrictive covenants and certain default provisions in the indenture. The tender offer will expire on August 26, 2004, unless extended or terminated (the “Expiration Date”).

     The tender offer and consent solicitation are being made solely pursuant to an Offer to Purchase and Consent Solicitation Statement, dated July 29, 2004, and related Letter of Transmittal, which include a more comprehensive description of the terms and conditions thereof.

     The principal purpose of the tender offer and consent solicitation is to refinance Century’s outstanding Notes with debt bearing a lower interest rate, thereby reducing the Company’s annual interest expense. The Company intends to fund the tender offer and consent solicitation and any expenses incurred in connection therewith with proceeds from planned private placements of new debt. The tender offer and consent solicitation are being made in conjunction with, and are conditioned upon, the consummation of such private placements. The tender offer is also conditioned upon the receipt of consent from the holders of at least a majority of the outstanding principal amount of such Notes to amend the indenture governing the Notes and certain general conditions.

     Under the terms of the tender offer, the purchase price for each $1,000 principal amount of Notes validly tendered and accepted for purchase by Century will be determined on August 12, 2004 based on the present value of the Notes as of the payment date, calculated in accordance with standard market practice, assuming each $1,000 principal amount of the Notes would be paid at a price of $1,058.75 on April 15, 2005, the earliest redemption date of the Notes, discounted at a rate equal to 50 basis points over the yield on the 1.625% U.S. Treasury Note due April 30, 2005, minus a consent payment of $20.00 per $1,000 of principal amount of Notes. Holders who tender their Notes by August 6, 2004, unless extended (the “Consent Date”) will be entitled to receive the consent payment. Holders who tender their Notes after the Consent Date will not receive the consent payment. The settlement date is currently expected to be August 27, 2004. Holders who properly tender also will be paid accrued and unpaid interest, up to, but not including, the settlement date.

     Holders who desire to tender their Notes must consent to the proposed amendments and may not deliver a consent without tendering their Notes. Any Notes tendered before the Consent Date may be withdrawn at any time on or prior to the Consent Date, but not thereafter, except as may be required by law. Any Notes tendered after the Consent Date may not be withdrawn, except as may be required by law. Through August 6, 2004, the Company had received consents from holders of more than 96% of its outstanding Notes.

     The securities that may be offered in connection with Century’s refinancing plan described above will be offered pursuant to an exemption from registration under the Securities Act of 1933. Such securities will not be registered under the Securities Act and, accordingly, may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements.

     Revolving Credit Facility. Effective April 1, 2001, the Company entered into a $100.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than the LLC and certain subsidiaries formed in connection with the Nordural acquisition) and secured by a first priority security interest in all accounts receivable and inventory belonging to the

Company and its subsidiary borrowers. The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the revolving credit facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2004 and December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. The Company measures its borrowing base at month-end. At June 30, 2004, the Company had borrowing availability of $75.6 million under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

     Glencore Note Payable. In connection with the acquisition of the remaining 20% interest in the Hawesville facility, the Company entered into a six-year $40.0 million promissory note payable to Glencore. In April 2004, the Company repaid the remaining $14.0 million of outstanding principal under the Glencore Note, which consisted of a $2.0 million required principal payment and an optional $12.0 million prepayment of principal.

     Industrial Revenue Bonds. As part of the purchase price for the Hawesville acquisition, the Company assumed industrial revenue bonds (the “IRBs”) in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville Facility. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the IRBs is paid quarterly. At June 30, 2004, the interest rate on the industrial IRBs was 1.38%. The IRBs are classified as current liabilities because they are remarketed weekly and, under the indenture governing the IRBs, repayment upon demand could be required if there is a failed remarketing.

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

     Nordural Debt. As of June 30, 2004, Nordural had approximately $183.9 million of debt, principally consisting of debt that was originally incurred in connection with the construction of the Nordural facility in 1998 and an expansion completed in June 2001. On September 2, 2003, Nordural entered into a $185.0 million senior term loan facility with a syndicate of banks. A substantial portion of the proceeds from the loan was used to repay indebtedness outstanding under an existing $167.2 million senior facility agreement. At June 30, 2004, the balance of the loan facility was $171.4 million. Amounts borrowed under Nordural’s loan facility generally bear interest at the applicable LIBOR rate plus an initial margin of 1.45% per year, which increases to 1.55% per year in January 2010 and 1.65% in January 2014, plus an applicable percentage to cover certain lender compliance costs.

     Nordural’s obligations have been secured under the loan facility by a pledge of all of Nordural shares pursuant to a share pledge agreement with the lenders. In addition, all of Nordural’s assets have been pledged as security under the loan facility. Amounts outstanding under the loan facility are payable semiannually in installments through June 30, 2018. The amount of each installment is based on a scheduled rate that fluctuates between 2.74% and 3.88% of outstanding principal semi-annually. Nordural may voluntarily prepay all or part of the loan under the facility without penalty provided it gives five business days’ notice, subject to a minimum payment threshold. The agreement provides for mandatory prepayment upon the receipt of proceeds from certain asset sales, events impairing the value of assets and insurance recoveries. If the price of aluminum falls below designated levels for six months prior to a payment date and certain debt coverage ratios are not met, the loan facility provides for deferral of principal payments. Principal payments are increased if certain debt coverage ratios are exceeded.

     Nordural’s loan facility contains customary covenants, including limitations on additional indebtedness, security interests, investments, asset sales, loans, guarantees, capital expenditures, mergers and acquisitions, amendments to various agreements used in the operation of the Nordural facility, hedging agreements, distributions and share capital redemptions. Nordural is also subject to various financial covenants, including minimum debt service coverage, loan life coverage and net worth covenants. The loan facility contains customary events of default, including nonpayment, misrepresentation, breach of a covenant, insolvency and default of other indebtedness. If an event of default were to occur, the various banks under the loan facility would have the right to cancel all commitments and demand repayment of the loan facility.

     Nordural Refinancing and Expansion Financing. In connection with an ongoing expansion of the Nordural facility, the Company has agreed to terms on a $310.0 million senior term loan facility with Landsbanki Islands hf. and Kaupthing Bank hf, subject to definitive agreement. Amounts borrowed will be used to repay approximately $170.0 million in debt currently held by Nordural and to finance a portion the costs associated with the ongoing expansion the Nordural facility. Once completed, the expansion will increase the facility’s annual production capacity from 198 million pounds to approximately 397 million pounds. The Company has entered into numerous agreements in connection with the expansion, including amendments to several long-term contracts with the Government of Iceland and an agreement with Hitaveita Sudurnesja hf and Reykjavik Energy to supply the additional power needed for the expansion capacity. On August 1, 2004, the Company entered into a ten-year alumina tolling contract with Glencore for the expansion capacity. The expansion is projected to be completed by mid-2006, subject to satisfaction of various conditions, including the closing of the new term loan facility.

     Subsequent Event – Convertible Notes. On July 29, 2004, the Company announced that it intends to sell, subject to market and other conditions, $175.0 million of its 1.75% convertible senior notes due 2024 (“Convertible Notes”) through a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (“Securities Act”). Century granted to the initial purchasers of the Notes a 30-day option to purchase up to an additional $25.0 million of Convertible Notes, which was exercised.

     The Convertible Notes will be senior unsecured obligations of Century, and will be convertible at a fixed conversion rate into cash or a combination of cash and Century common stock. Upon conversion of a Convertible Note, the holder of such Convertible Notes shall receive cash equal to the principal amount of the Note and, at Century’s election, either cash, Century common stock, or a combination thereof, for the Convertible Note’s conversion value in excess of such principal amount, if any.

     The Convertible Notes will be convertible at any time at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of Convertible Notes, subject to adjustments of certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. In general, upon conversion of a Convertible Note, the holder of such Convertible Notes shall receive cash equal to the principal amount of the Convertible Notes and, at Century’s election, either cash, Century common stock, or a combination thereof, for the Convertible Notes’ conversion value in excess of such principal amount, if any, in addition, the Convertible Notes will be redeemable at Century’s option beginning on August 6, 2009, and the holders may require Century to repurchase all or part of their Convertible Notes for cash on each of August 1, 2011, August 1, 2014 and August 1, 2019. Due to the current convertibility of the Convertible Notes, the Company will classify the Convertible Notes as short-term debt on its balance sheet.

     Century intends to use the net proceeds from the sale of the Convertible Notes, together with proceeds from a future private placement of senior unsecured debt, to fund a planned tender offer and consent solicitation for any or all of its outstanding 11¾% senior secured first mortgage notes and for general corporate purposes, which could include acquisitions and a planned expansion of the Company’s Nordural facility. The sale of the Convertible Notes will be not conditioned upon Century’s completion of the tender offer and consent solicitation.

     Subsequent Event – Private Placement of Senior Unsecured Notes. On August 3, 2004, the Company announced that it intends to sell, subject to market and other conditions, $250 million of its senior notes due 2014 (“Senior Notes”) through a private placement exempt from the registration requirements of the Securities Act. The notes will be senior unsecured obligations of Century.

     The Company intends to use the net proceeds from the sale of the Senior Notes, together with proceeds from a private placement of $175 million of Convertible Notes, to purchase up to 100% of its outstanding $325 million aggregate principal amount 11¾% senior secured first mortgage notes that may be tendered pursuant to its tender offer and consent solicitation. The proceeds also will be used for general corporate purposes, including to fund a portion of the costs related to the ongoing expansion of the Company’s Nordural facility and to repurchase or redeem any untendered first mortgage notes. The sale of the Notes will be conditioned upon Century’s completion of the tender offer and consent solicitation.

Convertible Preferred Stock

     In connection with the Hawesville acquisition, the Company issued $25.0 million of Century Aluminum Company convertible preferred stock to Glencore in 2001. In May 2004, Glencore exercised its option to convert the 500,000 shares of convertible preferred stock it held into shares of the Company’s common stock at a price of $17.92 per common share. The Company issued 1,395,089 shares of its common stock to Glencore in the conversion.

     In May 2004, the Company used a portion of the proceeds from a registered equity offering that closed in April 2004 to pay preferred stock dividends of $3.3 million or $6.54 per preferred stock share.

Working Capital

     Working capital was $132.0 million at June 30, 2004. The Company believes that its working capital will be consistent with past experience and that cash flow from operations and borrowing availability under the Revolving Credit Facility and Nordural term loan facility should be sufficient to meet working capital needs.

Capital Expenditures

     Capital expenditures for the period ended June 30, 2004 were $5.7 million and were principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. The Revolving Credit Facility limits the Company’s ability to make capital expenditures; however, the Company believes that the amount permitted will be adequate to maintain its properties and business and comply with environmental requirements. The Company anticipates that capital expenditures will be approximately $20.0 million in 2004, exclusive of capital expenditures related to the Nordural acquisition. The Company anticipates that it will spend approximately $70.0 million on the Nordural expansion in 2004.

Acquisitions, Liquidity and Financing

     The Company’s strategic objectives are to grow its aluminum business by pursuing opportunities to acquire primary aluminum reduction facilities which offer favorable investment returns and lower its per unit production costs; diversifying the Company’s geographic presence; and pursuing opportunities in bauxite mining and alumina refining. In connection with possible future acquisitions, the Company may need additional financing, which may be provided in the form of debt or equity. The Company cannot be certain that any such financing will be available. The Company anticipates that operating cash flow, together with borrowings under the Revolving Credit Facility and Nordural term loan facility, will be sufficient to meet its future debt service obligations as they become due, as well as working capital and capital expenditures requirements. The Company’s ability to meet its liquidity needs, including any and all of its debt service obligations, will depend upon its future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors, many of which are beyond the Company’s control. The Company will continue from time to time to explore additional financing methods and other means to lower its cost of capital, including stock issuances or debt financing and the application of the proceeds to the repayment of bank debt or other indebtedness.

The Planned Gramercy Acquisition

     On May 17, 2004, the Company, together with subsidiaries of Noranda, Inc. (“Noranda”), entered into an agreement with Kaiser Aluminum and Chemical Corporation to jointly purchase Kaiser’s Gramercy, Louisana alumina refinery and its 49% interest in a Jamaican bauxite mining partnership for a purchase price of $23.0 million, subject of working capital adjustments. The Company and Noranda will each pay one-half of the purchase price. Kaiser is selling its alumina and bauxite assets as part of its reorganization to emerge from Chapter 11 bankruptcy. The bankruptcy court approved the sale to Century and Noranda on July 19, 2004. The transaction is expected to close in the third quarter of 2004, subject to the consent of the Government of Jamaica, which owns the remaining 51% interest in the bauxite mining partnership. The bauxite mining partnership supplies all of the bauxite used for the production of alumina at the Gramercy refinery and bauxite to a third party refinery in Texas. At the Gramercy refinery, bauxite is chemically refined and converted into alumina, the principal raw material in the production of primary aluminum. All of the alumina used at the Hawesville facility is purchased from the Gramercy refinery. The Gramercy refinery, which began operations in 1959, had extensive portions rebuilt and modernized in 2000, and has an annual production capacity of 1.2 million metric tons of alumina, approximately 80% of which is supplied under long-term contracts to the Hawesville facility and to a primary aluminum production facility separately owned by Noranda.

     The Nordural Acquisition

     On April 27, 2004, the Company completed the acquisition of 100% of the equity shares of Nordural hf, a wholly-owned subsidiary of Columbia Ventures Corporation (“CVC”). Nordural hf is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland, approximately 25 miles north of Reykjavik, Iceland’s capital. The Nordural facility, built in 1998, is the Company’s most recently constructed and lowest cost facility. It currently has an annual production capacity of approximately 198 million pounds, which would increase to approximately 397 million pounds upon completion of a planned expansion.

     The purchase price for the shares was $195.4 million, which included a payment of $25 million related to the commencement of the planned expansion and other adjustments totaling $20.3 million. In addition, the Company assumed Nordural’s debt of approximately $190.6 million. Century used the proceeds from a registered equity offering to finance the acquisition (see Item 1, Notes to the Consolidated Financial Statements, Note 18 – Equity Offering).

     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the LME price for primary aluminum. In connection with the planned expansion, Nordural has entered into a power contract with Orkuveita Reykjavikur (“OR”) and Hitaveita Sudurnesja hf (“HS”) for the supply of the additional power required for the expansion capacity. Power under this agreement will be generated from geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on best commercial effort basis to provide backup power to Nordural should OR or HS be unable to meet the obligations of their contract to provide power for the Nordural expansion.

     Nordural is party to a Toll Conversion Agreement with a subsidiary of BHP Billiton which expires December 31, 2013. Under this agreement, which is for virtually all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina into primary aluminum. The tolling fee paid to Nordural also allows Nordural to share in the benefit realized by BHP Billiton as a result of its ability to sell primary aluminum produced at Nordural to European Union markets on a duty-free basis. On August 1, 2004, the Company entered into a ten year alumina toll conversion agreement with Glencore for Nordural’s expansion capacity. That contract also provides Nordural with an LME-based fee. The contract is effective in July 2006.

     Expansion of the Nordural Facility. The Company plans to expand the Nordural facility to increase its annual production capacity to 397 million pounds, or double its current production capacity, which the Company estimates will cost approximately $330 million. Nordural’s ability to proceed with the expansion will depend on its ability to obtain financing and certain key contracts. There can be no assurance that the expansion will be timely completed or completed without significant cost overruns.

     Historical

     The Company’s statements of cash flows for the six months ended June 30, 2004 and 2003 are summarized below:

	Six months ended
	June 30,
	2004	2003
	(dollars in thousands)
Net cash provided by operating activities	$51,611	$49,728
Net cash used in investing activities	(190,581)	(70,137)
Net cash provided by (used) in financing activities	185,935	(308)

Increase (decrease) in cash	$46,965	$(20,717)

     Net cash from operating activities in the first six months of 2004 was $1.9 million higher than the same period in 2003. Exclusive of the $35.5 million settlement received during the second quarter 2003 from the termination of the Original Sales Contract and entering into the New Sales Contract with Glencore for the years 2005 through 2009, net cash from operating activities increased $37.4 million in the current quarter. This increase was a direct result of improved price realizations and contributions from the April 2004 Nordural acquisition.

     The Company’s net cash used for investing activities during the six month period ended June 30, 2004 increased $120.4 million from the same period in 2003. The net acquisition cost of the Nordural facility in April 2004 was $184.9 million. The net purchase price for the additional 20% interest in the Hawesville facility in April 2003 was $59.8 million.

     Net cash provided by financing activities during the six month period ending June 30, 2004 increased $186.2 million primarily due to net proceeds from the issuance of $209.9 million of common stock and the absence of $0.3 million of financing fees in the current quarter, which was partially offset by the repayment of debt, $20.7 million, primarily related to the Glencore Note, and payment of accrued preferred dividends, $3.3 million, upon conversion to common stock in the current quarter.

     The Company believes that cash flow from operations, its unused Revolving Credit Facility, and the term loan facility at Nordural will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements.

     Contractual Obligations

     As the result of the Nordural acquisition, the Company has had material changes in contractual obligations during the second quarter. The contractual obligations provided below are the direct result of the Nordural acquisition and are in addition to the contractual obligations disclosed previously in the Company’s 2003 Form 10-K.

			Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
			(dollars in millions)
Long term debt (1)	$183.9	$13.5	$24.2	$26.8	$119.4
Capital lease obligations	0.8	0.3	0.4	0.1	—
Operating lease obligations	0.4	0.1	0.1	—	0.2
Purchase obligations (2)	505.6	38.3	76.6	76.6	314.1
Other long-term liabilities (3)	3.8	—	—	—	3.8

Total	$694.5	$52.2	$101.3	$103.5	$437.5

     (1) Long-term debt includes principal repayments on the Nordural loan facility, a smelter site lease agreement, a bank loan agreement, and a power contract debt obligation. Long-term debt does not include expected interest payments on Nordural’s long-term debt totaling $75.3 million, of which $6.3 million would be due within a year, $16.5 million due within 1 to 3 years, $17.2 million due within 3 to 5 years, and $35.3 million due 5 years and thereafter. With the exception of the site lease, Nordural’s debt bears interest at a variable rate based on the LIBOR rate plus an applicable margin. The future interest obligations were estimated based upon the current LIBOR rate at 1.5% initially, increasing to 5.0% by 2007 and steady thereafter.

     (2) Purchase obligations include long-term power and anode contracts. The power contracts are priced as a percentage of the LME price of primary aluminum. The Company assumed an LME price of $1,525 per metric ton for purposes of calculating expected future cash flows for this contract. The anode contract is denominated in euros, the Company assumed a $1.20/euro conversion rate to estimate the obligations under this contract.

     (3) Other long-term liabilities are primarily estimated deferred tax payments.

Environmental Expenditures and Other Contingencies

     The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.7 million at June 30, 2004 and December 31, 2003. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

     Nordural is subject to various Icelandic environmental laws and regulations. While the Company does not believe that the cost of complying with these laws and regulations will have a material adverse effect on the Company’s financial condition, results of operations or liquidity, these laws and regulations are subject to change, which changes could result in increased costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Commodity Prices

     The Company is exposed to the price of primary aluminum. The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under supply contracts with prices tied to the same indices as the Company’s aluminum sales contracts (see Item 1, Notes to the Consolidated Financial Statements, Note 8 – Forward Delivery Contracts and Financial Instruments). The Company’s risk management activities do not include trading or speculative transactions.

     Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 203.9 million pounds and 351.8 million pounds of primary aluminum at June 30, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 21.1 million pounds and 70.5 million pounds of primary aluminum at June 30, 2004 and December 31, 2003, respectively, of which, 12.2 million pounds and 53.5 million pounds at June 30, 2004 and December 31, 2003, respectively, were with Glencore.

     At June 30, 2004 and December 31, 2003, the Company had financial instruments, primarily with Glencore, for 367.4 million pounds and 102.9 million pounds of primary aluminum, respectively, of which 345.4 million pounds and 58.8 million pounds, respectively, were designated cash flow hedges. These financial instruments are scheduled for settlement at various dates in 2004 through 2007. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts for natural gas, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2004 and December 31, 2003, the Company had financial instruments for 2.8 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2004 through 2008.

     On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $2.2 million after tax on accumulated other comprehensive income for the contracts designated cash flow hedges, and $0.1 million on net income, for the contracts designated as derivatives, for the period ended June 30, 2004 as a result of the forward primary aluminum financial sales contracts outstanding at June 30, 2004.

     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $0.9 million after tax on accumulated other comprehensive income for the period ended June 30, 2004 as a result of the forward natural gas financial purchase contracts outstanding at June 30, 2004.

     The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

     Nordural. Substantially all of Nordural’s revenues are derived from a Toll Conversion Agreement whereby it converts alumina provided to it into primary aluminum for a fee based on the LME price for primary aluminum. Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its current power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum.

     Nordural is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona. Under its Toll Conversion Agreement, Nordural receives revenues linked to the LME price for primary aluminum, which is denominated in U.S. dollars. Nordural’s labor costs are denominated in Icelandic kronur and a portion of its anode costs are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Nordural’s operating margins.

     Nordural does not currently have financial instruments to hedge commodity, currency or interest rate risk.

Interest Rates

     Interest Rate Risk. The Company’s primary debt obligations are the outstanding Notes, the Nordural debt, borrowings under its Revolving Credit Facility, if any, and the industrial revenue bonds the Company assumed in connection with the Hawesville acquisition. Because the Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s Revolving Credit Facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the Revolving Credit Facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At June 30, 2004, Nordural had approximately $183.9 million of long-term debt consisting primarily of obligations under the Nordural loan facility. Borrowings under Nordural’s loan facility bear interest at a margin over the applicable LIBOR rate, plus an applicable percentage to cover certain lender compliance costs. At June 30, 2004, Nordural had $176.6 million of liabilities which bear interest at a variable rate.

     At June 30, 2004, the Company had $184.4 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase the Company’s annual interest expense by $1.2 million, assuming no debt reduction.

     The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

No items during this quarter.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits –

Exhibit No.	Exhibit Description
10.1	Senior Facility Agreement, dated September 2, 2003, among Nordural hf, Royal Bank of Scotland PLC, BNP Paribas S.A., Fortis Bank (Nederland, N.V.*)

10.2	Amendment Agreement, dated April 27, 2004, among Nordural hf, Century, Nordural Holdings I eHf, Nordural Holdings II eHf, Columbia Ventures Corporation, BNP Paribas S.A., and the Royal Bank of Scotland PLC.

31.1	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

*Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2004. Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

     (b) Reports on Form 8-K – During the quarter ended June 30, 2004, the Company filed the following thee reports on Form 8-K with the Securities and Exchange Commission:

1.	Form 8-K dated April 7, 2004, announcing pricing of the approximately $230 million public offering of 9,500,000 shares of Century’s common stock.

2.	Form 8-K dated April 26, 2004, attaching the Company’s earnings report for the quarter ended March 31, 2004.

3.	Form 8-K dated April 27, 2004, announcing the completion of the Company’s acquisition of Nordural hf from Columbia Ventures Corporation.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company
Date: August 9, 2004	By:	/s/ Craig A. Davis
Craig A. Davis
Chairman and Chief Executive Officer

Date: August 9, 2004	By:	/s/ David W. Beckley
David W. Beckley
Executive Vice-President/Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
10.1	Senior Facility Agreement, dated September 2, 2003, among Nordural hf, Royal Bank of Scotland PLC, BNP Paribas S.A., Fortis Bank (Nederland, N.V.*)

10.2	Amendment Agreement, dated April 27, 2004, among Nordural hf, Century, Nordural Holdings I eHf, Nordural Holdings II eHf, Columbia Ventures Corporation, BNP Paribas S.A., and the Royal Bank of Scotland PLC.

31.1	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

*Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.