Form 10-Q
period 2004-09-30
CENTURY ALUMINUM CO
filed 2004-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                    .

Commission file number 0-27918

Century Aluminum Company

(Exact name of Registrant as specified in its Charter)

Delaware (State of Incorporation)	13-3070826 (IRS Employer Identification No.)

2511 Garden Road Building A, Suite 200 Monterey, California (Address of principal executive offices)	93940 (Zip Code)

Registrant’s telephone number, including area code: (831) 642-9300

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

     The registrant had 32,010,464 shares of common stock outstanding at November 3, 2004.

PART I — FINANCIAL INFORMATION
Item 1. - Financial Statements.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Stockholders
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
EXHIBIT INDEX
EX-4.2: PURCHASE AGREEMENT
EX-4.5: PURCHASE AGREEMENT
EX-10.1: PURCHASE AGREEMENT
EX-10.2: TOLLING AGREEMENT
EX-10.4: CONSENT AND AMENDMENT TO REVOLVING CREDIT AGREEMENT
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$76,474	$28,204
Restricted cash	1,675	—
Accounts receivable – net	70,478	51,370
Due from affiliates	12,094	10,957
Inventories	102,652	89,360
Prepaid and other current assets	8,896	4,101
Deferred taxes – current portion	12,796	3,413

Total current assets	285,065	187,405
Property, plant and equipment – net	754,207	494,957
Intangible asset — net	89,891	99,136
Goodwill	107,259	—
Other assets	37,976	28,828

Total	$1,274,398	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$52,607	$34,829
Due to affiliates	57,702	27,139
Accrued and other current liabilities	44,237	30,154
Accrued employee benefits costs — current portion	8,295	8,934
Current portion of long-term debt	5,945	—
Convertible senior notes	175,000	—
Industrial revenue bonds	7,815	7,815

Total current liabilities	351,601	108,871

Senior secured notes payable– net	9,874	322,310
Senior unsecured notes payable	250,000	—
Nordural debt	77,425	—
Notes payable — affiliates	—	14,000
Accrued pension benefits costs – less current portion	12,003	10,764
Accrued postretirement benefits costs — less current portion	84,871	78,218
Other liabilities	34,879	33,372
Due to affiliates – less current portion	9,978	—
Deferred taxes	57,610	55,094

Total noncurrent liabilities	536,640	513,758

Contingencies and Commitments (See Note 7)
Shareholders’ equity:
Convertible preferred stock (8.0% cumulative, 0 and 500,000 shares outstanding at September 30, 2004 and December 31, 2003, respectively)	—	25,000
Common stock (one cent par value, 50,000,000 shares authorized; 31,986,798 and 21,130,839 shares outstanding at September 30, 2004 and December 31, 2003)	320	211
Additional paid-in capital	414,642	173,138
Accumulated other comprehensive loss	(27,103)	(5,222)
Accumulated deficit	(1,702)	(5,430)

Total shareholders’ equity	386,157	187,697

Total	$1,274,398	$810,326

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
NET SALES:
Third-party customers	$231,502	$170,086	$649,278	$487,287
Related parties	42,815	31,402	120,866	89,377

	274,317	201,488	770,144	576,664
Cost of goods sold	230,948	191,448	644,535	551,142

Gross profit	43,369	10,040	125,609	25,522
Selling, general and administrative expenses	7,567	3,929	16,966	12,150

Operating income	35,802	6,111	108,643	13,372
Interest expense – third party	(10,657)	(10,341)	(32,496)	(30,894)
Interest expense – related party	—	(1,000)	(380)	(2,000)
Interest income	517	83	848	278
Net gain (loss) on forward contracts	(3,149)	(3,481)	(17,146)	38,423
Loss on early extinguishment of debt	(47,448)	—	(47,448)	—
Other expense	(4)	(10)	(609)	(510)

Income (loss) before income taxes, minority interest and cumulative effect of change in accounting principle	(24,939)	(8,638)	11,412	18,669
Income tax (expense) benefit	8,890	3,271	(4,373)	(6,556)

Income (loss) before minority interest and cumulative effect of change in accounting principle	(16,049)	(5,367)	7,039	12,113
Minority interest	—	—	—	986

Income (loss) before cumulative effect of change in accounting principle	(16,049)	(5,367)	7,039	13,099
Cumulative effect of change in accounting principle, net of tax benefit of $3,430	—	—	—	(5,878)

Net income (loss)	(16,049)	(5,367)	7,039	7,221
Preferred dividends	—	(500)	(769)	(1,500)

Net income (loss) applicable to common shareholders	$(16,049)	$(5,867)	$6,270	$5,721

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$(0.51)	$(0.28)	$0.23	$0.55
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.28)

Net income (loss)	$(0.51)	$(0.28)	$0.23	$0.27

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(0.51)	$(0.28)	$0.23	$0.55
Cumulative effect of change in accounting principle	$—	$—	$—	$(0.28)

Net income (loss)	$(0.51)	$(0.28)	$0.23	$0.27

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	31,754	21,070	27,542	21,070

Diluted	31,754	21,070	27,659	21,074

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,039	$7,221
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net loss (gain) on forward contracts	4,712	(6,974)
Depreciation and amortization	36,889	38,403
Deferred income taxes	(3,965)	3,125
Pension and other postretirement benefits	7,253	7,592
Inventory market adjustment	(2,273)	(1,617)
Loss on disposal of assets	719	841
Minority interest	—	(986)
Cumulative effect of change in accounting principle	—	9,308
Non-cash loss on early extinguishment of debt	9,659	—
Changes in operating assets and liabilities:
Accounts receivable – net	(10,342)	(7,170)
Due from affiliates	(1,346)	(866)
Inventories	966	4,512
Prepaids and other current assets	(1,276)	(1,046)
Accounts payable, trade	7,730	101
Due to affiliates	4,606	3,897
Accrued and other current liabilities	7,850	11,392
Other – net	3,643	10,309

Net cash provided by operating activities	71,864	78,042

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(17,482)	—
Purchase of other property, plant and equipment	(8,832)	(12,389)
Acquisitions, net of cash acquired	(184,869)	(59,837)

Net cash used in investing activities	(211,183)	(72,226)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	425,569	—
Repayment of debt – third party	(422,846)	—
Repayment of debt – related party	(14,000)	—
Financing fees	(12,805)	(297)
Dividends	(3,311)	(11)
Issuance of common stock	214,982	3

Net cash provided by (used in) financing activities	187,589	(305)

NET INCREASE IN CASH	48,270	5,511
CASH, BEGINNING OF PERIOD	28,204	45,092

CASH, END OF PERIOD	$76,474	$50,603

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

1. General

     The accompanying unaudited interim consolidated financial statements of Century Aluminum Company (the “Company” or “Century”) should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2003. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. Certain reclassifications of 2003 information were made to conform to the 2004 presentation.

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

     The Nordural acquisition is a significant step forward in achieving the Company’s strategic goals of reducing its average cost to produce aluminum and geographically diversifying its asset base. The Nordural facility, built in 1998, is the Company’s most recently constructed and lowest operating cost facility. The Company is expanding the Nordural facility to increase its annual production capacity to 467 million pounds, or more than double its current production capacity.

     The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The Company recognized $107,259 of Goodwill in the transaction.

     The purchase price for Nordural was $195,346, allocated as follows:

Allocation of Purchase Price:
Current assets	$41,322
Property, plant and equipment	261,871
Goodwill	107,259
Current liabilities	(26,144)
Long-term debt	(177,132)
Other non-current liabilities	(11,830)

Total purchase price	$195,346

     The appraisal, upon which portions of the purchase allocation will be based, is not yet complete and additional adjustments to the purchase price allocation may still be required. Century used a portion of the proceeds from a registered equity offering to finance the acquisition (see Note 18 – Equity Offering).

     The following tables represent the unaudited pro forma results of operations for the three and nine months ended September 30, 2004 and 2003 assuming the acquisition occurred on January 1, 2003. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$274,317	$226,876	$808,519	$651,231
Net income (loss)	(16,049)	(276)	13,947	19,777
Net income (loss) available to common shareholders	(16,049)	(776)	13,178	18,277
Earnings (loss) per share:
Basic	$(0.51)	$(0.03)	$0.43	$0.61
Diluted	$(0.51)	$(0.03)	$0.42	$0.61

   The Gramercy Acquisition

     On October 1, 2004, the Company, together with subsidiaries of Noranda, Inc. (“Noranda”), completed the joint purchase of the Gramercy, Louisiana alumina refinery owned by Kaiser Aluminum and Chemical Corporation (“Kaiser”) and Kaiser’s 49% interest in a Jamaican bauxite mining partnership. The purchase price was $23.0 million, subject to working capital adjustments. The Company and Noranda each paid one-half of the purchase price. Kaiser sold these alumina and bauxite assets as part of its reorganization to emerge from Chapter 11 bankruptcy. The bauxite mining partnership supplies all of the bauxite used for the production of alumina at the Gramercy refinery and also supplies bauxite to a third party refinery in Texas. The Gramercy refinery chemically refines bauxite into alumina, the principal raw material in the production of primary aluminum. The Gramercy refinery began operations in 1959 and had extensive portions rebuilt and modernized in 2000. Gramercy has an annual production capacity of 1.2 million metric tons of alumina, approximately 80% of which is supplied to the Hawesville facility and to a primary aluminum production facility separately owned by Noranda. The Hawesville Facility purchases all of its alumina requirements from Gramercy. The Company intends to apply the equity method of accounting for the Gramercy acquisition.

     In October 2004, certain bauxite loading equipment used by the bauxite mining partnership at its St. Ann, Jamaica port facility failed, resulting in the interruption of bauxite shipments from the facility. The St. Ann port facility is used to ship bauxite to the Gramercy alumina facility and to other customers. The Company does not anticipate any interruption in aluminum production at the Hawesville facility as a result of the equipment failure at the St. Ann port facility.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

		Three months ended		Nine months ended
		September 30,		September 30,
		2004	2003	2004	2003
Net income (loss) applicable to common shareholders	As Reported	$(16,049)	$(5,867)	$6,270	$5,721
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		360	119	1,406	317
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(464)	(276)	(1,643)	(823)

Pro forma net income (loss)		$(16,153)	$(6,024)	$6,033	$5,215

Basic earnings (loss) per share	As reported	$(0.51)	$(0.28)	$0.23	$0.27
	Pro forma	$(0.51)	$(0.29)	$0.22	$0.25
Diluted earnings (loss) per share	As reported	$(0.51)	$(0.28)	$0.23	$0.27
	Pro forma	$(0.51)	$(0.29)	$0.22	$0.25

4. Inventories

     Inventories consist of the following:

	September 30,	December 31,
	2004	2003
Raw materials	$47,270	$35,621
Work-in-process	16,341	15,868
Finished goods	10,053	14,920
Operating and other supplies	28,988	22,951

	$102,652	$89,360

     At September 30, 2004 and December 31, 2003, approximately 70% and 78% of the inventories, respectively, were valued at the lower of last-in, first-out (“LIFO”) cost or market. The excess of LIFO cost (or market, if lower) over FIFO cost was approximately $824 and $3,762 at September 30, 2004 and December 31, 2003, respectively. Inventories at Nordural are stated at lower of first in, first out (“FIFO”) cost or market. Operating and other supplies inventories at all facilities are based upon the average cost method.

5. Intangible Asset

     The intangible asset consists of the power contract acquired in connection with the Company’s acquisition of an 80% interest in the Hawesville facility in April 2001. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. In connection with the Company’s acquisition of the remaining 20% interest in the Hawesville facility from Glencore on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of September 30, 2004, the gross carrying amount of the intangible asset was $153,592 with

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

accumulated amortization of $63,701. For the three month periods ended September 30, 2004 and September 30, 2003, amortization expense for the intangible asset totaled $3,081 and $4,584, respectively. For the nine month periods ended September 30, 2004 and September 30, 2003, amortization expense for the intangible asset totaled $9,245 and $14,095, respectively. For the year ending December 31, 2004, the estimated aggregate amortization expense for the intangible asset will be approximately $12,326. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

	For the year ending December 31,
	2005	2006	2007	2008	2009
Estimated Amortization Expense	$14,162	$12,695	$13,617	$14,669	$15,717

     The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

6. Debt

     Secured First Mortgage Notes

     In August 2004, the Company completed a tender offer and consent solicitation for the Company’s 11.75% senior secured first mortgage notes due 2008 (the “Notes”). The principal purpose of the tender offer and consent solicitation was to refinance Century’s outstanding Notes with debt bearing a lower interest rate, thereby reducing the Company’s annual interest expense. On August 26, 2004, the Company purchased $315,055 in principal amount of Notes in the tender offer. Following the purchase, the Company has outstanding a principal amount of $9,945 of Notes. No principal payments are required until maturity. On or after April 15, 2005, the Company anticipates redeeming the balance of the Notes at 105.875% of the principal balance, plus accrued and unpaid interest. Holders received $1,096.86 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest. Holders who tendered their Notes by August 6, 2004, received a consent payment of $20.00 per $1,000 of principal amount of Notes resulting in a total consideration of $1,116.86 for each $1,000 principal amount of Notes purchased in the tender offer, plus accrued and unpaid interest up to but not including the date of payment.

     The Company financed the tender offer and consent solicitation with a portion of the proceeds from the private placement of its 7.5% Senior Unsecured Notes due 2014 (“Senior Unsecured Notes”) in the aggregate principal amount of $250,000 and 1.75% Senior Convertible Notes due 2024 (“Convertible Notes”) in the aggregate principal amount of $175,000. The sale of the Convertible Notes closed August 9, 2004 resulting in net proceeds to the Company of approximately $169,209. The sale of the Senior Unsecured Notes closed August 26, 2004 and resulted in net proceeds to the Company of approximately $243,238. The Company used the remaining proceeds from these offerings and available cash to repay a portion of the outstanding debt at Nordural.

     The Company had unamortized discounts on the Notes of $71 and $2,690 at September 30, 2004 and December 31, 2003, respectively. In connection with the consent solicitation, the Company entered into a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions contained in the indenture governing the remaining Notes.

     In the third quarter of 2004, the Company recognized a loss on early extinguishment of debt of $47,448 related to the refinancing of the Notes. The loss was composed of the following:

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

Purchase price premium, less consent fee	$30,516
Consent payments	6,301
Write-off of capitalized financing fees	7,373
Write-off of bond discount	2,286
Other tender costs	972

$47,448

  Issuance of Convertible Senior Notes

     On August 9, 2004, the Company completed the sale of $175,000 aggregate principal amount of its Convertible Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”).

     The Convertible Notes are convertible at any time at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of Convertible Notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a Convertible Note, the holder of such Convertible Note shall receive cash equal to the principal amount of the Convertible Note and, at Century’s election, either cash, Century common stock, or a combination thereof, for the Convertible Notes’ conversion value in excess of such principal amount, if any. In addition, the Convertible Notes will be redeemable at Century’s option beginning on August 6, 2009, and the holders may require Century to repurchase all or part of their Convertible Notes for cash on each of August 1, 2011, August 1, 2014 and August 1, 2019.

     The obligations of the Company pursuant to the Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing domestic restricted subsidiaries other than Century Aluminum of Kentucky, LLC.

     The Company has agreed to file and cause to become effective a shelf registration statement with the Securities and Exchange Commission for the resale of the Convertible Notes and any shares of common stock issuable upon the conversion of the Convertible Notes. If the shelf registration statement is not filed on or prior to the date that is 120 days after August 9, 2004 or is not declared effective on or prior to the date that is 210 days after August 9, 2004 (each, a “Registration Default”), the annual interest rate on the Convertible Notes will increase by 0.25% following such Registration Default, not to exceed an aggregate of 0.50% per annum.

   Private Placement of Senior Unsecured Notes

     On August 26, 2004, the Company completed the sale of $250,000 aggregate principal amount of its Senior Unsecured Notes in a private placement exempt from the registration requirements of the Act.

     The indenture governing the Senior Unsecured Notes contains customary covenants, including limitations on the Company’s ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

     The obligations of the Company pursuant to the Senior Unsecured Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing domestic restricted subsidiaries other than Century Aluminum of Kentucky, LLC.

     The Company has agreed to file and cause to become effective a registration statement to exchange the Senior Unsecured Notes for new notes in a transaction registered under the Act. The terms of the exchange notes will be substantially identical to the Senior Unsecured Notes, except that the exchange notes will not be subject to transfer restrictions. If the exchange offer is not

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

consummated on or prior to the date that is 210 days after August 26, 2004, the annual interest rate on the Senior Unsecured Notes will increase by 0.5% from the 210th day until the exchange offer is consummated.

   Revolving Credit Facility

     Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky, LLC (the “LLC”) and certain subsidiaries formed in connection with the Nordural acquisition) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Revolving Credit Facility is subject to a $30,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Revolving Credit Facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2004 and December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. As of September 30, 2004, the Company had a borrowing base of $76,752 under the Revolving Credit Facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

   Industrial Revenue Bonds

     Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed industrial revenue bonds (the “IRBs”) in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market, with interest paid quarterly. The IRBs are secured by a Glencore guaranteed letter of credit and the Company provides for the servicing costs for the letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit. The Company’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. The interest rate on the IRBs at September 30, 2004 was 2.00%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs. The Company’s reimbursement obligations related to the Glencore letter of credit securing the IRBs are guaranteed by each of its material consolidated subsidiaries, except for the LLC (see Note 17 for a discussion of note guarantees), and secured by a first priority interest in the 20% interest in the Hawesville facility.

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

   Term Loan Facility – Nordural

     As of September 30, 2004, Nordural had approximately $83,370 of debt, principally consisting of a senior term loan facility maturing December 31, 2009. In September 2004, the Company repaid $100,000 of the loan facility with available cash resulting in an outstanding balance under the loan facility of $71,384 at September 30, 2004. Amounts borrowed under Nordural’s loan facility generally bear interest at the applicable LIBOR rate plus a margin of 1.45% per year, plus an applicable percentage to cover certain lender compliance costs.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

     Nordural’s obligations under the loan facility are secured by the stock of Nordural and substantially all of Nordural’s assets. Amounts outstanding under the loan facility are payable semiannually in installments through December 31, 2009. The amount of each installment is based on a scheduled rate that fluctuates between 2.74% and 3.88% of outstanding principal. Nordural may voluntarily prepay all or part of the loan facility without penalty provided it gives five business days’ notice, subject to a minimum payment threshold. The agreement provides for mandatory prepayment upon the receipt of proceeds from certain asset sales, events impairing the value of assets and insurance recoveries. If the price of aluminum falls below designated levels for six months prior to a payment date and the debt coverage ratio is less than one to one, the loan facility provides for deferral of principal payments. Principal payments are increased if certain debt coverage ratios are exceeded and/or the price of aluminum exceeds designated levels.

     Nordural’s loan facility contains customary covenants, including limitations on additional indebtedness, security interests, investments, asset sales, loans, guarantees, capital expenditures, mergers and acquisitions, amendments to various agreements used in the operation of the Nordural facility, hedging agreements, distributions and share capital redemptions.

     Nordural Refinancing and Expansion Financing

     The Company has agreed to terms on a five year $310,000 senior term loan facility with a syndicate of banks led by Landsbanki Islands hf. and Kaupthing Bank hf, subject to customary closing conditions including the negotiation and execution of definitive agreements. Amounts borrowed will be used to repay debt currently outstanding at Nordural and to finance a portion of the costs associated with the ongoing expansion of the Nordural facility. The term loan facility can be extended by an additional seven years upon the satisfaction of certain conditions.

7. Contingencies and Commitments

  Environmental Contingencies

     The Company believes its current environmental liabilities do not have, and are not likely to have, a material adverse effect on the Company’s financial condition, results of operations or liquidity. However, there can be no assurance that future requirements at currently or formerly owned or operated properties will not result in liabilities which may have a material adverse effect.

     Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) continues to perform remedial measures at its Ravenswood facility pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at the Ravenswood facility that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the RFI, and the Company believes no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with EPA. The Company believes a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of Kaiser, which had previously owned and operated the Ravenswood facility, and is the financial responsibility of Kaiser.

     On September 28, 2004, the Bankruptcy Court for the District of Delaware approved an agreement by Kaiser to transfer its environmental liability at Ravenswood to TRC Companies, Inc., and TRC Environmental Corporation (collectively “TRC”). The Bankruptcy Court also approved an agreement between, Kaiser, TRC, Century of West Virginia and Pechiney Rolled Products, Inc. (“Pechiney”), effective as of September 1, 2004, pursuant to which TRC assumed all of Kaiser’s environmental liabilities at Ravenswood. TRC also purchased insurance in amounts the Company believes are sufficient to cover the costs of any TRC liability at Ravenswood. Also, as of September 1, 2004, Century of West Virginia and Pechiney entered into an agreement releasing Century of West Virginia from all of the environmental indemnification obligations for Kaiser-related matters arising out of the Century of West Virginia’s 1999 sale of the Ravenswood rolling mill to Pechiney.

     Under the Company’s agreement with Southwire Company to purchase the Hawesville, Kentucky facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to April 1, 2001 (the “Closing”) and against risks associated with off-site hazardous material disposals which pre-dated the Closing.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

     Prior to the Closing, the EPA had issued a final Record of Decision (“ROD”), under the Comprehensive Environmental Response, Compensation and Liability Act, directing that certain response actions be taken at the Hawesville facility. Under its agreement with Century, Southwire agreed to perform all obligations under the ROD. The total costs for the obligations to be undertaken and paid for by Southwire relative to these liabilities are estimated under the ROD to be $12,600, and the forecast of annual operating and maintenance costs is $1,200. Century Kentucky, LLC (“Century Kentucky”) will operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.

     If any on-site environmental liabilities become known prior to March 31, 2007 that were not known to exist at Closing but which arose from pre-Closing activities at the Hawesville facility, the Company will share the costs of remedial action with Southwire pro rata depending on the year the liability is identified. The Company will be responsible for any such liabilities which first become known on or after March 31, 2007. The Company also will be responsible for any post-Closing environmental liabilities which result from a change in laws.

     The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd. (“Metalsco”), which was a wholly owned subsidiary of Southwire. Metalsco previously owned certain assets unrelated to the Hawesville plant’s operations (“Unwanted Assets”). All Unwanted Assets owned by Metalsco were distributed to Southwire prior to the Closing, and Southwire indemnified the Company for all liabilities related to the Unwanted Assets. Southwire also retained ownership of and full responsibility for certain land adjacent to the Hawesville facility containing potliner disposal areas.

     Southwire has secured its indemnity obligations to the Company for environmental liabilities through April 1, 2008 by posting a letter of credit in the Company’s favor in the amount of $14,000. Southwire is obligated to post an additional $15,000 if its net worth drops below a pre-determined level prior to April 1, 2008. The amount of security Southwire provides may increase (but not above $14,500 or $29,500, as applicable) or decrease (but not below $3,000) if certain specified conditions are met.

     The Company cannot be certain Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the ROD and for certain liabilities related to the unwanted properties. If Southwire fails to meet its indemnity obligations or if the Company’s shared or assumed liability is significantly greater than anticipated, the Company’s financial condition, results of operations and liquidity could be materially adversely affected.

     Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through September 30, 2004, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $200 which may be offset in part by sales of recoverable hydrocarbons.

     The Company, along with others, including former owners of its former St. Croix facility, received notice of a threatened lawsuit alleging natural resource damages involving the subsurface contamination at the facility. Century has entered into a Joint Defense Agreement with the other parties who received notification of the threatened lawsuit. While it is not presently possible to determine the outcome of this matter, the Company’s known liabilities with respect to this and other matters relating to compliance and cleanup, based on current information, are not expected to be material and should not materially adversely affect the Company’s operating results. However, if more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered, or if

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

contributions from other responsible parties with respect to sites for which the Company has cleanup responsibilities are not available, the Company may be subject to additional liability, which may be material.

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

     On October 1, 2004, Century and Noranda Finance, Inc. (“Noranda”) jointly acquired the assets of the Gramercy Alumina plant located near Gramercy, Louisiana, from Kaiser with Bankruptcy Court approval. Prior to closing, Century and Noranda performed a pre-purchase due diligence investigation of the environmental conditions present at the Gramercy facility. The results of this investigation were submitted to state regulatory officials. In addition, as part of this submittal Century and Noranda agreed to undertake certain specified remedial activities at the Gramercy plant. As a result of this submittal, state environmental officials have confirmed that Century and Noranda met the conditions for Bona Fide Prospective Purchaser protections against liability for pre-existing environmental conditions at the facility. Accordingly, Century does not believe it faces any contingent environmental liabilities of a material nature resulting from its purchase of the Gramercy facility.

     In conjunction with the purchase of the Gramercy facility, Century and Noranda jointly purchased Kaiser’s 49% interest in Kaiser-Jamaica Bauxite Company (“KJBC”), a partnership located in Jamaica and 51% owned by the Jamaican government. Now reconstituted as St. Ann Jamaican Bauxite Partnership (“SAJBP”), the entity carries out bauxite mining, drying, storage and shipping operations. Century and Noranda performed a pre-purchase due diligence investigation of the KJBC operations which disclosed no significant environmental liabilities or regulatory non-compliance. While it is impossible to predict what future environmental requirements might be, Century does not believe that the acquisition of KJBC presents the Company with any material environmental liabilities.

     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental related accrued liabilities were $775 and $694 at September 30, 2004 and December 31, 2003, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

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

   Legal Contingencies

     Prior to the Kaiser bankruptcy, Century was a named defendant, along with Kaiser and many other companies, in civil actions brought by employees of third party contractors who alleged asbestos-related diseases arising out of exposure at facilities where they worked, including Ravenswood. All of those actions relating to the Ravenswood facility have been dismissed or resolved with respect to the Company and as to Kaiser. Only 14 plaintiffs were able to show they had been on the Ravenswood premises during the period the Company owned the plant, and the parties have agreed to settle all of those claims for non-material amounts. The Company is awaiting receipt of final documentation of those settlements and the entry of dismissal orders. The Company does not expect the Kaiser bankruptcy will have any effect on the settlements reached on those asbestos claims. Since the Kaiser bankruptcy, the Company has been named in additional civil actions based on similar allegations with unspecified monetary claims against Century, 75 of which remain outstanding. To the best of the Company’s knowledge, of the

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

remaining civil actions, only two of the claimants were in the Ravenswood facility during the Company’s ownership, and both were employees of Kaiser or Century.

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

   Power Commitments

     The Hawesville facility currently purchases all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 121 MW or 27% of the Hawesville facility’s power requirements are unpriced in calendar years 2006 through 2010. The Company will negotiate the price for the unpriced portion of the contract at such times as the Company and Kenergy deem appropriate.

     The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005.

     The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority (“Santee Cooper”) at rates established by published schedules. The Mt. Holly facility’s current power contract expires December 31, 2015. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.

     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the London Metal Exchange (“LME”) price for primary aluminum. In connection with the planned expansion, Nordural has entered into a power contract with Orkuveita Reykjavikur (“OR”) and Hitaveita Sudurnesja hf (“HS”) for the supply of the additional power required for the expansion capacity. Power under this agreement will be generated from geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should OR or HS be unable to meet the obligations of their contract to provide power for the Nordural expansion.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

  Labor Commitments

     Approximately 80% of the Company’s U.S. based workforce are represented by the United Steelworker’s of America (the “USWA”) and are working under agreements that expire as follows: March 31, 2006 (Hawesville) and May 31, 2006 (Ravenswood).

     There are six national labor unions representing Nordural’s work force. The current contract with these unions expires on December 31, 2004. The terms of a new contract are currently being negotiated.

  Other Commitments and Contingencies

     The Company may be required to make post-closing payments to Southwire up to an aggregate maximum of $7,000 if the price of primary aluminum on the LME exceeds specified levels during the seven years following closing of the Hawesville Acquisition in April 2001. No post-closing payments were made to Southwire through September 30, 2004; however, if LME prices remain at or above current levels, Southwire would be entitled to receive the entire $7,000 in 2005.

8. Forward Delivery Contracts and Financial Instruments

     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

   Alumina Tolling

     Nordural is party to a long-term alumina tolling contract with a subsidiary of BHP Billiton (the “Tolling Agreement”) which is due to expire December 31, 2013. Under this contract, which is for all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. The contract includes customary termination provisions upon a force majeure event or material breach that could result in early termination. On August 1, 2004, the Company entered into a ten-year alumina toll conversion agreement with Glencore for Nordural’s expansion capacity. That contract also provides Nordural with an LME-based fee. The contract is effective in mid-2006.

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
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

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

     On April 1, 2003, the Company received $35,500 from Glencore, $26,100 of which related to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9,400 of which represented the fair value of the New Sales Contracts discussed below. In January 2003, the Company began accounting for the unsettled portion of the Original Sales Contract (years 2003 and 2004) as a derivative and recognizing period-to-period changes in fair value in current income. The Company also accounts for the New Sales Contract as a derivative instrument under SFAS No. 133. The Company has not designated the New Sales Contract as “normal” because it replaces and substitutes for a significant portion of the Original Sales Contract which, after January 2003, no longer qualified for this designation. The $9,400 initial fair value of the New Sales Contract is a derivative liability and represents the present value of the contract’s favorable term to Glencore in that the New Sales Contract excludes from its variable price an estimated U.S. Midwest premium, adjusted for delivery considerations. Because the New Sales Contract is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

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
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

Holly facilities, at prices based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

     Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 194.3 million pounds and 351.8 million pounds of primary aluminum at September 30, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 12.8 million pounds and 70.5 million pounds of primary aluminum at September 30, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, 5.6 million pounds and 53.5 million pounds at September 30, 2004 and December 31, 2003, respectively, were with Glencore.

   Alumina Purchase Agreements

     The Company is party to long-term supply agreements with Glencore for the supply of alumina to the Company’s Ravenswood and Mt. Holly facilities that extend through December 2006 and January 2008 at prices indexed to the price of primary aluminum quoted on the LME.

     Prior to October 1, 2004, the Company purchased the alumina used at its Hawesville facility from Kaiser under a long term agreement that ran through December 2006. Kaiser filed for bankruptcy under Chapter 11 of the Bankruptcy Code in February 2002. Subsequent to that date, and with bankruptcy court approval, Kaiser agreed to assume the Company’s alumina supply agreement and a new alumina supply agreement for the Company’s Hawesville facility for the years 2006 through 2008. Through September 30, 2004, Kaiser continued to supply alumina to the Company pursuant to the terms of its agreement.

     On October 1, 2004, the Company and Noranda, Inc. jointly acquired the Gramercy alumina refinery and related Jamaican bauxite mining assets from Kaiser for $23,000, subject to closing adjustments. Century and Noranda each paid one-half, or $11,500, of the purchase price.

     The price the Company pays for alumina used by the Hawesville facility is now based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs may be materially higher than an LME-based price. The impact of the Gramercy acquisition to the Company’s cost of goods sold may not be materially different than under the Company’s existing LME-based contract with Gramercy in periods of high aluminum prices such as the Company is currently experiencing. However, the Company believes that the price of alumina based on production costs at Gramercy could be materially higher than under the LME-based contract price in periods when aluminum prices are low and natural gas prices are high.

   Anode Purchase Agreement

     Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. Pricing for the anode contract is variable and is indexed to the raw material market for petroleum coke products, certain labor rates, and maintenance cost indices.

   Financial Sales and Purchase Agreements

     To mitigate the volatility in its unpriced forward delivery contracts, the Company enters into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts are accounted for as cash flow hedges depending on the Company’s designation of each contract at its inception.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

Fixed Price Financial Sales Contracts at September 30, 2004:

	(Millions of pounds)
	2004	2005	2006	2007	Total
Aluminum	33.1	425.7	86.5	4.4	549.7

     At September 30, 2004 and December 31, 2003, the Company had fixed price financial sales contracts with Glencore for 549.7 million pounds and 102.9 million pounds, respectively, of which 538.7 million pounds and 58.8 million pounds, respectively, were designated as cash flow hedges. These financial instruments are scheduled for settlement at various dates through 2007. The Company had no fixed price financial purchase contracts to purchase aluminum at September 30, 2004 or December 31, 2003. Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Fixed Price Financial Purchase Contracts at September 30, 2004:

	(Thousands of DTH)
	2004	2005	2006	2007	2008	Total
Natural Gas	420	1,280	480	480	480	3,140

     At September 30, 2004 and December 31, 2003, the Company had financial purchase contracts for 3.1 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates through 2008.

     Based on the fair value of the Company’s fixed price financial sales contracts and financial purchase contracts as of September 30, 2004, accumulated other comprehensive loss of $17,599 is expected to be reclassified as a reduction to earnings over the next twelve month period.

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

9. Supplemental Cash Flow Information

     In the nine months ended September 30, 2004, the Company had two significant non-cash equity transactions. In April 2004, the Company issued approximately 67,000 shares of common stock to satisfy a performance share liability of $1,630 to certain employees of the Company. Additionally, in May 2004, Glencore exercised its option to convert its shares of cumulative convertible preferred stock. The Company issued 1,395,089 shares of common stock in exchange for Glencore’s $25,000 of preferred stock, see Note 14.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2004	2003
Cash paid for:
Interest	$36,152	$19,169
Income tax	198	—
Cash received for:
Interest	843	278
Income tax refunds	135	—
Seller financing related to the acquisition of the 20% interest in the Hawesville facility	—	40,000

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

     The reconciliation of the changes in the asset retirement obligations is presented below:

	For the Nine	For the Year
	months ended	ended December
	September 30, 2004	31, 2003
Beginning balance, ARO liability	$16,495	$14,220
Additional ARO liability incurred	1,032	3,402
ARO liabilities settled	(2,515)	(2,423)
Accretion expense	2,035	1,296

Ending balance, ARO liability	$17,047	$16,495

11. New Accounting Standards

     Accounting for the Medicare Act

     On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003” (“the Act”) was signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.

     In the second quarter of 2004, a Financial Accounting Standards Board (FASB) Staff Position (FSP FAS106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP is effective for the first interim or annual period beginning after June 15, 2004.

     The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. The Company determined that its plans were actuarially equivalent and elected to adopt the provisions of FSP FAS 106-2 in the third quarter of 2004 on a prospective basis. The Company compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis showed Century’s plans provide more valuable benefits to retirees than the Medicare Part D plan. Based on the Company’s understanding of the intent of the Act and subsequent proposed regulations, the Company still believes its plans will meet the actuarial equivalence requirements necessary to receive the Medicare reimbursement.

     For retirees with post-65 prescription drug benefits, Century estimates the net effect on post-65 per capita medical and prescription drug costs to be a reduction of approximately 11 to 14% due to the Medicare reimbursement. The changes are assumed to have no impact on future participation rates in Century’s post-65 prescription drug programs.

     The Company has reduced its accumulated benefit obligation (ABO) for the subsidy related to benefits attributed to past service by approximately $16,400. The reduction will be recognized on the balance sheet through amortization. The effect of the subsidy on the measurement of net periodic postretirement benefit cost for the third and fourth quarters of 2004 is expected to be approximately $1,310 and will be recognized evenly over the third and fourth quarters. The effect will include lower amortization of actuarial losses of approximately $490, lower service costs of approximately $310, and lower interest costs on the ABO of approximately $510 for the third and fourth quarters. For further information on postretirement costs, see Note 15, “Components of Net Periodic Benefit Cost.”

     Accounting for the FASB Interpretation No. 46 (revised December 2003)

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

12. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

	Nine months ended
	September 30,
	2004	2003
Net income	$7,039	$7,221
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instruments, net of tax of $13,806 and $51, respectively	(24,230)	(140)
Net amount reclassified as loss (income), net of tax of ($1,306) and $3,632, respectively	2,349	(6,443)
Minimum pension liability adjustment, net of tax of $0 and 1,122	—	(1,995)

Comprehensive loss	$(14,842)	$(1,357)

   Composition of Accumulated Other Comprehensive Loss:

	September 30,	December 31,
	2004	2003
Net unrealized loss on financial instruments, net of tax of $13,374 and $864	$(23,472)	$(1,591)
Minimum pension liability adjustment, net of tax of $2,042 and $2,042	(3,631)	(3,631)

Total accumulated other comprehensive loss	$(27,103)	$(5,222)

13. Earnings Per Share

     The following table provides a reconciliation of the computation of the basic and diluted earnings per share for income from continuing operations:

	Three months ended September 30,
	2004			2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
Loss before cumulative effect of change in accounting principle	$(16,049)			$(5,367)
Less: Preferred stock dividends	—			(500)

Basic EPS:
Loss applicable to common shareholders	(16,049)	31,754	$(0.51)	(5,867)	21,070	$(0.28)
Effect of Dilutive Securities:
Plus: Incremental Shares	—	—		—	—

Diluted EPS:
Loss applicable to common shareholders with assumed conversions	$(16,049)	31,754	$(0.51)	$(5,867)	21,070	$(0.28)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2004			2003
	Income	Shares	Per-Share	Income	Shares	Per-Share
Income before cumulative effect of change in accounting principle	$7,039			$13,099
Less: Preferred stock dividends	(769)			(1,500)

Basic EPS:
Income applicable to common shareholders	6,270	27,542	$0.23	11,599	21,070	$0.55
Effect of Dilutive Securities:
Plus: Incremental shares from assumed conversion of stock options	—	117		—	4

Diluted EPS:
Income applicable to common shareholders with assumed conversions	$6,270	27,659	$0.23	$11,599	21,074	$0.55

     Options to purchase 313,179 and 711,867 shares of common stock were outstanding during the periods ended September 30, 2004 and 2003, respectively. For the nine month periods ended September 30, 2004 and 2003, incremental shares from the assumed conversion of stock options of 117,152 and 4,302 were included in the calculation of diluted earnings per share based upon the average market price of the common shares during the period; for the three month periods ended September 30, 2004 and 2003, no incremental shares were included in the calculation of diluted earnings per share because of the antidilutive effect.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

15. Components of Net Periodic Benefit Cost

	Three months ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$846	$830	$890	$935
Interest cost	1,066	934	1,672	1,698
Expected return on plan assets	(1,187)	(858)	—	—
Amortization of prior service cost	210	304	(84)	(84)
Amortization of net gain	81	207	299	370

Net periodic benefit cost	$1,016	$1,417	$2,777	$2,919

	Nine months ended September 30,
	Pension Benefits		Other Benefits
	2004	2003	2004	2003
Service cost	$2,524	$2,512	$3,192	$2,813
Interest cost	3,195	2,829	5,663	5,110
Expected return on plan assets	(3,563)	(2,598)	—	—
Amortization of prior service cost	631	919	(253)	(252)
Amortization of net gain	244	626	1,532	1,112

Net periodic benefit cost	$3,031	$4,288	$10,134	$8,783

     Employer Contributions

     The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expects to contribute $3,300 to its pension plans in 2004. As of September 30, 2004, contributions of $2,206 have been made.

     Medicare Act

     In the third quarter of 2004, the Company elected to start recording the benefits of a federal reimbursement for retiree prescription drug costs that will result from the Medicare legislation enacted in December 2003. The total reduction in 2004 postretirement medical expenses for the third and fourth quarters as a result of this federal reimbursement is anticipated to be approximately $1,310, of which approximately $655 was recorded in the third quarter of 2004. Century’s adoption of FSP 106-2 in conjunction with the change in Medicare prescription drug coverage reduced these costs (see Note 11, “Recently Issued Accounting Standards” for further information).

16. Restricted Cash

     At September 30, 2004, the Company had $1,675 in restricted cash held in escrow accounts for security of workers compensation self-insurance obligations.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

17. Condensed Consolidating Financial Information

     The Company’s 11.75% Senior Secured First Mortgage Notes due 2008, 7.5% Senior Unsecured Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are jointly and severally and fully and unconditionally guaranteed by all of the Company’s wholly owned direct and indirect domestic subsidiaries other than the LLC and a subsidiary formed in connection with the Nordural acquisition (together with the Company’s foreign subsidiaries, the “Non-Guarantor Subsidiaries”). The Company’s policy for financial reporting purposes is to allocate expenses to subsidiaries. For the three months ended September 30, 2004 and September 30, 2003, the Company allocated total corporate expenses of $48,274 and $285 to its subsidiaries, respectively. For the nine months ended September 30, 2004 and September 30, 2003, the Company allocated total corporate expenses of $48,330 and $2,875 to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

     Because certain Non-Guarantor Subsidiaries are not “minor” as defined in Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company is providing the condensed consolidating financial information required under Rule 3-10(f). See Note 6 to the Consolidated Financial Statements for information about the terms of these notes.

     The following summarized condensed consolidating balance sheets as of September 30, 2004 and December 31, 2003, condensed consolidating statements of operations for the three and nine months ended September 30, 2004 and September 30, 2003 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2004 and September 30, 2003 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2004

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$29,914	$46,560	$—	$76,474
Restricted cash	1,173	502	—	—	1,675
Accounts receivables, net	61,716	8,762	—	—	70,478
Due from affiliates	148,253	18,118	654,316	(808,593)	12,094
Inventories	67,262	35,390	—	—	102,652
Prepaid and other current assets	2,027	2,359	4,510	—	8,896
Deferred taxes — current portion	12,796	—	—	—	12,796

Total current assets	293,227	95,045	705,386	(808,593)	285,065
Investment in subsidiaries	69,474	—	265,019	(334,493)	—
Property, plant and equipment, net	470,983	283,096	128	—	754,207
Intangible asset — net	—	89,891	—	—	89,891
Goodwill	—	107,259	—	—	107,259
Deferred tax asset – less current portion	—	1,181	16,165	(17,346)	—
Other assets	15,986	—	21,990	—	37,976

Total assets	$849,670	$576,472	$1,008,688	$(1,160,432)	$1,274,398

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$11,271	$41,336	$—	$—	$52,607
Due to affiliates	89,723	—	154,275	(186,296)	57,702
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	13,898	9,798	20,541	—	44,237
Current portion of long-term debt	—	5,945	—	—	5,945
Accrued employee benefits costs – current portion	6,375	1,920	—	—	8,295
Convertible senior notes payable	—	—	175,000	—	175,000

Total current liabilities	129,082	58,999	349,816	(186,296)	351,601

Senior secured notes payable – net	—	—	9,874	—	9,874
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural long-term debt	—	77,425	—	—	77,425
Accrued pension benefits costs – less current portion	—	—	12,003	—	12,003
Accrued postretirement benefits costs – less current portion	56,652	27,381	838	—	84,871
Other liabilities/intercompany loan	437,250	219,856	—	(622,227)	34,879
Due to affiliates – less current portion	9,978	—	—	—	9,978
Deferred taxes – less current portion	59,235	15,791	—	(17,416)	57,610

Total non-current liabilities	563,115	340,453	272,715	(639,643)	536,640

Shareholders’ Equity:
Common stock	59	13	320	(72)	320
Additional paid-in capital	188,424	234,538	414,642	(422,962)	414,642
Accumulated other comprehensive income (loss)	(26,462)	—	(27,103)	26,462	(27,103)
Retained earnings (deficit)	(4,548)	(57,531)	(1,702)	62,079	(1,702)

Total shareholders’ equity	157,473	177,020	386,157	(334,493)	386,157

Total liabilities and equity	$849,670	$576,472	$1,008,688	$(1,160,432)	$1,274,398

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2003

	Combined			Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$104	$—	$28,100	$—	$28,204
Accounts receivable – net	51,131	239	—	—	51,370
Due from affiliates	101,489	23,586	455,025	(569,143)	10,957
Inventories	76,878	12,482	—	—	89,360
Prepaid and other assets	850	134	3,117	—	4,101
Deferred taxes – current portion	3,413	—	—	—	3,413

Total current assets	233,865	36,441	486,242	(569,143)	187,405
Investment in subsidiaries	78,720	—	178,483	(257,203)	—
Property, plant and equipment – net	489,502	5,299	156	—	494,957
Intangible asset – net	—	99,136	—	—	99,136
Other assets	14,877	—	13,951	—	28,828

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$13,137	$21,692	$—	$—	$34,829
Due to affiliates	25,392	525	116,538	(115,316)	27,139
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	8,929	5,740	15,485	—	30,154
Accrued employee benefits costs - current portion	7,306	1,628	—	—	8,934

Total current liabilities	62,579	29,585	132,023	(115,316)	108,871

Long term debt – net	—	—	322,310	—	322,310
Notes payable – affiliates	—	—	14,000	—	14,000
Accrued pension benefit costs - less current portion	—	—	10,764	—	10,764
Accrued postretirement benefit costs - less current portion	53,234	24,334	650	—	78,218
Other liabilities/intercompany loan	478,892	8,237	—	(453,757)	33,372
Deferred taxes	43,776	—	11,388	(70)	55,094

Total noncurrent liabilities	575,902	32,571	359,112	(453,827)	513,758

Shareholders’ Equity:
Convertible preferred stock	—	—	25,000	—	25,000
Common stock	59	—	211	(59)	211
Additional paid-in capital	188,424	133,175	173,138	(321,599)	173,138
Accumulated other comprehensive income (loss)	(4,582)	—	(5,222)	4,582	(5,222)
Retained earnings (deficit)	(5,418)	(54,455)	(5,430)	59,873	(5,430)

Total shareholders’ equity	178,783	78,720	187,697	(257,203)	187,697

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended September 30, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$200,407	$31,095	$—	$—	$231,502
Related parties	42,815	—	—	—	42,815

	243,222	31,095	—	—	274,317
Cost of goods sold	206,384	111,063	—	(86,499)	230,948
Reimbursement from owner	—	(86,540)	—	86,540	—

Gross profit (loss)	36,838	6,572	—	(41)	43,369
Selling, general and administrative expenses	7,567	—	—	—	7,567

Operating income (loss)	29,271	6,572	—	(41)	35,802
Interest expense – third party	(6,142)	(4,515)	—	—	(10,657)
Interest income	370	118	—	29	517
Net loss on forward contracts	(3,149)	—	—	—	(3,149)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense), net	3	(20)	—	13	(4)

Income (loss) before taxes, minority interest and cumulative effect of change in accounting principle	(27,095)	2,155	—	1	(24,939)
Income tax (expense) benefit	9,524	(1,806)	—	1,172	8,890

Net income (loss) before equity earnings (loss) of subsidiaries	(17,571)	349	—	1,173	(16,049)
Equity earnings (loss) of subsidiaries	(1,911)	—	(16,049)	17,960	—

Net income (loss)	$(19,482)	$349	$(16,049)	$19,133	$(16,049)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended September 30, 2003

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$170,086	$—	$—	$—	$170,086
Related parties	31,402	—	—	—	31,402

	201,488	—	—	—	201,488
Cost of goods sold	186,891	83,524	—	(78,967)	191,448
Reimbursement from owner	—	(78,996)	—	78,996	—

Gross profit (loss)	14,597	(4,528)	—	(29)	10,040
Selling, general and administrative expenses	3,929	—	—	—	3,929

Operating income (loss)	10,668	(4,528)	—	(29)	6,111
Interest expense – third party	(10,334)	(30)	—	23	(10,341)
Interest expense – affiliates	(1,000)	—	—	—	(1,000)
Interest income	83	—	—	—	83
Net loss on forward contracts	(3,481)	—	—	—	(3,481)
Other income (expense), net	10	(26)	—	6	(10)

Loss before taxes	(4,054)	(4,584)	—	—	(8,638)
Income tax benefit	1,529	—	—	1,742	3,271

Net income (loss) before equity earnings (loss) of subsidiaries	(2,525)	(4,584)	—	1,742	(5,367)
Equity earnings (loss) of subsidiaries	(2,842)	—	(5,367)	8,209	—

Net income (loss)	$(5,367)	$(4,584)	$(5,367)	$9,951	$(5,367)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$596,700	$52,578	$—	$	$649,278
Related parties	120,866	—	—	—	120,866

	717,566	52,578	—	—	770,144
Cost of goods sold	599,282	294,843	—	(249,590)	644,535
Reimbursement from owners	—	(249,705)	—	249,705	—

Gross profit (loss)	118,284	7,440	—	(115)	125,609
Selling, general and administrative expenses	16,966	—	—	—	16,966

Operating income (loss)	101,318	7,440	—	(115)	108,643
Interest expense — third party	(25,053)	(7,443)	—	—	(32,496)
Interest expense – related party	(380)	—	—	—	(380)
Interest income	627	140	—	81	848
Net loss on forward contracts	(17,146)	—	—	—	(17,146)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense) — net	(679)	37	—	33	(609)

Income (loss) before taxes	11,239	174	—	(1)	11,412
Income tax (expense) benefit	(4,636)	(3,250)	—	3,513	(4,373)
Equity earnings (loss) of subsidiaries	(5,733)	—	7,039	(1,306)	—

Net income (loss)	$870	$(3,076)	$7,039	$2,206	$7,039

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2003

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$487,287	$—	$—	$—	$487,287
Related parties	89,377	—	—	—	89,377

	576,664	—	—	—	576,664
Cost of goods sold	537,089	250,496	—	(236,443)	551,142
Reimbursement from owners	—	(236,533)	—	236,533	—

Gross profit (loss)	39,575	(13,963)	—	(90)	25,522
Selling, general and administrative expenses	12,150	—	—	—	12,150

Operating income (loss)	27,425	(13,963)	—	(90)	13,372
Interest expense — third party	(30,881)	(91)	—	78	(30,894)
Interest expense — affiliates	(2,000)	—	—	—	(2,000)
Interest income	278	—	—	—	278
Net gain on forward contracts	38,423	—	—	—	38,423
Other income (expense), net	(481)	(41)	—	12	(510)

Income (loss) before taxes	32,764	(14,095)	—	—	18,669
Income tax (expense) benefit	(11,537)	—	—	4,981	(6,556)

Net income (loss) before minority interest and cumulative effect of change in accounting principle	21,227	(14,095)	—	4,981	12,113
Minority interest	—	—	—	986	986

Net income (loss) before cumulative effect of change in accounting principle	21,227	(14,095)	—	5,967	13,099
Cumulative effect of change in accounting principle, net of tax benefit of $3,430	(5,878)	—	—	—	(5,878)
Equity earnings (loss) of subsidiaries	(8,128)	—	7,221	907	—

Net income (loss)	$7,221	$(14,095)	$7,221	$6,874	$7,221

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(16,952)	$88,816	$—	$—	$71,864

Investing activities:
Purchase of property, plant and equipment — net	(5,437)	(3,395)	—	—	(8,832)
Nordural expansion	—	(17,482)	—	—	(17,482)
Acquisitions, net of cash acquired	—	—	(184,869)	—	(184,869)

Net cash used in investing activities	(5,437)	(20,877)	(184,869)	—	(211,183)

Financing activities:
Borrowings	—	569	425,000	—	425,569
Repayment of debt – third party	—	(107,791)	(315,055)	—	(422,846)
Repayment of debt – related party	—	—	(14,000)	—	(14,000)
Financing fees	—	—	(12,805)	—	(12,805)
Dividends	—	—	(3,311)	—	(3,311)
Intercompany transactions	22,285	69,197	(91,482)	—	—
Issuance of common stock	—	—	214,982	—	214,982

Net cash provided by (used in) financing activities	22,285	(38,025)	203,329	—	187,589

Net increase (decrease) in cash	(104)	29,914	18,460	—	48,270
Cash, beginning of period	104	—	28,100	—	28,204

Cash, end of period	$—	$29,914	$46,560	$—	$76,474

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2003

	Combined	Combined		Reclassifications
	Guarantor	Non-guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated
Net cash provided by operating activities	$75,976	$2,066	$—	$—	$78,042

Investing activities:
Purchase of property, plant and equipment, net	(11,522)	(736)	(131)	—	(12,389)
Acquisition of minority interest	—	—	(59,837)		(59,837)

Net cash used in investing activities	(11,522)	(736)	(59,968)	—	(72,226)

Financing activities:
Financing Fees	—	—	(297)	—	(297)
Dividends	—	—	(11)	—	(11)
Intercompany transactions	(65,013)	(1,124)	66,137	—	—
Issuance of common stock	—	—	3	—	3

Net cash provided by (used in) financing activities	(65,013)	(1,124)	65,832	—	(305)

Net increase (decrease) in cash	(559)	206	5,864	—	5,511
Cash, beginning of period	745	—	44,347	—	45,092

Cash, end of period	$186	$206	$50,211	$—	$50,603

18. Equity Offering

     In April 2004, the Company completed a public equity offering of 9,000,000 shares of its common stock at a price to the public of $24.50 per share. The Company received $208,211 in net proceeds from the offering. The Company used: (1) $195,346 to fund the Nordural acquisition, including $2,652 in transaction fees and expenses; (2) $12,000 to repay the remaining principal outstanding under the Glencore Note; and (3) the remaining proceeds plus available cash to pay dividends of $3,269 on the Company’s cumulative convertible preferred stock.

19. Subsequent Events

     On November 3, 2004, the Company announced plans to further increase primary aluminum capacity at its Nordural subsidiary’s operations in Iceland.

     The decision follows an agreement reached with Hitaveita Sudurnesja and Orkuveita Reykjavikur for additional long-term supplies of electric power.

     The current expansion project to add 90,000 metric tons per year (mtpy) of capacity is being increased by 32,000 mtpy which will raise the plant’s total capacity to 212,000 mtpy by October 2006. The energy agreement includes power for an additional 8,000 mtpy of capacity that is subject to certain conditions, including the completion of a power transmission agreement. This would bring total capacity of the plant to 220,000 mtpy by late 2006. A decision on the additional 8,000 mtpy of capacity is expected in the next several months.

     The 32,000 mtpy of added capacity is estimated to cost $106 million, bringing total cost for the expansion to 212,000 mtpy to approximately $454 million. The electric power for the expansion is being supplied by the two Icelandic companies from geothermal sources at rates indexed to the LME price of primary aluminum.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Nine month periods ended September 30, 2004 and 2003
(Dollars in thousands)
(Unaudited)

     Following completion of the expansion, Nordural will have all the infrastructure and support facilities necessary for further expansion to 260,000 mtpy. This expansion would be made at relatively low capital cost. Century is in discussions with Orkuveita Reykjavikur for electric power to support this further expansion.

     The first 90,000 mtpy of the expansion will be financed through cash flow and Nordural bank financing. The financing is being arranged by Icelandic banks and is non-recourse to Century (see Note 6 — Debt). The Company is evaluating financing options for the added 32,000 mtpy of capacity.

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

     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations and the risks described above should be considered when reading any forward-looking statements. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The Company qualifies all of the Company’s forward-looking statements by these cautionary statements.

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

     Century’s financial highlights include:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share data)
Net sales
Third-party customers	$231,502	$170,086	$649,278	$487,287
Related party customers	42,815	31,402	120,866	89,377

Total	$274,317	$201,488	$770,144	$576,664

Net income (loss)	$(16,049)	$(5,367)	$7,039	$7,221
Net income (loss) applicable to common shareholders	$(16,049)	$(5,867)	$6,270	$5,721
Earnings per common share:
Basic – Income (loss) before cumulative effect of change in accounting principle	$(0.51)	$(0.28)	$0.23	$0.55
Basic — Cumulative effect of change in accounting principle	—	—	—	$(0.28)

Basic — Net income (loss)	$(0.51)	$(0.28)	$0.23	$0.27

Diluted – Income (loss) before cumulative effect of change in accounting principle	$(0.51)	$(0.28)	$0.23	$0.55
Diluted — Cumulative effect of change in accounting principle	—	—	—	$(0.28)

Diluted — Net income (loss)	$(0.51)	$(0.28)	$0.23	$0.27

     Net sales. Net sales for the three months ended September 30, 2004 increased $72.8 million or 36% to $274.3 million. Higher price realizations for primary aluminum in the third quarter 2004, due to improved London Metal Exchange (“LME”) prices and Midwest premiums for primary aluminum, contributed an additional $41.5 million in sales. Increased shipment volumes of 51.6 million pounds, primarily a result of the late April 2004 Nordural facility acquisition, accounted for the remaining $31.3 million in increased sales. Net sales for the nine months ended September 30, 2004 increased $193.5 million or 34% to $770.1 million. Higher price realizations for primary aluminum in the current period, due to an improved LME price and Midwest premium for primary aluminum, contributed an additional $110.1 million in sales. Shipment volume increased 131.7 million pounds, primarily associated with the Nordural facility acquisition beginning in late April 2004 and the additional 20% interest in the Hawesville facility beginning in April 2003, accounting for the remaining $83.4 million of the increase.

     Gross profit. Gross profit for the three months ended September 30, 2004 increased $33.4 million or 332% to $43.4 million from $10.0 million for the same period in 2003. Improved price realizations net of increased alumina costs improved gross profit by $32.5 million with increased shipment volume, primarily a result of the Nordural facility acquisition, contributing $11.5 million in additional gross profit. Partially offsetting these gains were increased power costs, $3.0 million; raw material quality, $0.9 million; increased replacement of pot cells and its effect on operational performance, $4.9 million; increased net amortization and depreciation charges, $0.6 million, and the elimination of credits to cost of goods sold for lower-of-cost or market inventory adjustments, $1.2 million.

     For the nine month period ended September 30, 2004, gross profit improved $100.1 million to $125.6 million. Improved price realizations net of increased alumina costs improved gross profit by $83.9 million with increased shipment volume, primarily a result of the Nordural facility acquisition in April 2004 and the additional 20% interest in the Hawesville facility beginning in April 2003, contributing $23.7 million in additional gross profit. Lower net depreciation and amortization charges of $1.4 million, primarily related to the intangible asset, (see Item 1, Notes to the Consolidated Financial Statements, Note 5 – Intangible Asset), and increased credits to cost of goods sold for lower-of-cost or market of $0.7 million, were offset by increased power costs, $4.4 million, raw material quality, $2.5 million and costs associated with the replacement of pot cells and it’s effect on operational performance, $2.7 million.

     Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2004 increased $3.6 million to $7.6 million. Approximately half of the increase was a result of increased fees associated with the Company’s indirect refinancing and acquisition activities and Sarbanes Oxley Section 404 compliance work during the current quarter. The remaining increase in expense was a result of increased incentive compensation accruals in the quarter.

     Selling, general and administrative expenses for the nine months ended September 30, 2004 increased $4.8 million from the same period in 2003. The increase was primarily a result of incentive compensation expense accruals and increased fees associated with the Company’s indirect refinancing and acquisition activities and Sarbanes Oxley Section 404 compliance work during the current period.

     Net gain/loss on forward contracts. Net loss on forward contracts for the three months ended September 30, 2004 was $3.1 million as compared to a net loss on forward contracts of $3.5 million for the same period in 2003. For the nine month period ended September 30, 2004, net loss on forward contracts was $17.1 million as compared to a net gain on forward contracts of $38.4 million for the same period in 2003. The losses and gain reported for the three and nine month periods ended September 30, 2004 and September 30, 2003, respectively, primarily relate to the early termination of a fixed price forward sales contract with Glencore (see Item 1, Notes to the Consolidated Financial Statements, Note 8 – Forward Delivery Contracts and Financial Instruments).

     Loss on early extinguishment of debt: For the three and nine month periods ended September 30, 2004 the Company recorded a loss on early extinguishment of debt of $47.4 million for the one-time cost of tendering for the $325.0 million in senior secured notes due 2008.

     Tax provision. Income tax benefit for the three months ended September 30, 2004 increased $5.6 million from the same period in 2003 and the income tax expense for the nine month period ended September 30, 2004 decreased $2.2 million due to the changes in income (loss) before income taxes discussed above.

     Liquidity and Capital Resources

   Historical

	Nine months ended
	September 30,
	2004	2003
	(dollars in thousands)
Net cash provided by operating activities	$71,864	$78,042
Net cash used in investing activities	(211,183)	(72,226)
Net cash provided by (used) in financing activities	187,589	(305)

Increase in cash	$48,270	$5,511

     Net cash from operating activities of $71.9 million in the first nine months of 2004 was $6.2 million lower than the same period in 2003. Exclusive of the $35.5 million settlement received during the second quarter 2003 from the termination of the Original Sales Contract and entering into the New Sales Contract with Glencore for the years 2005 through 2009 and the $50.3 million cash payment during the current quarter for the tender premium plus accrued interest for the refinancing of the Company’s senior secured notes, net cash from operating activities increased $79.7 million in the current quarter. This increase was a direct result of improved price realizations and margin contributions from the Nordural facility which was acquired in April 2004, and were partially offset by increased accounts receivable balances of $10.3 million and other working capital changes for the period.

     The Company’s net cash used for investing activities during the nine month period ended September 30, 2004 increased $139.0 million from the same period in 2003. The net acquisition cost of the Nordural facility in April 2004 was $184.9 million. The net purchase price for the additional 20% interest in the Hawesville facility in April 2003 was $59.8 million. Purchases of property, plant and equipment, including the Nordural expansion costs, were $26.3 million in 2004. Purchases of property, plant and equipment were $12.4 million in 2003.

     Net cash provided by financing activities during the nine month period ending September 30, 2004 increased $187.9 million primarily due to net proceeds from the issuance of $425.0 million of debt, and the issuance of $215.0 million of common stock, which was partially offset by debt repayments of $436.8 million, consisting of payments of $315.1 million for the senior secured first mortgage notes tendered in a debt refinancing, $106.9 million for the Nordural term loan facility, the $14.0 million repayment of Glencore Note debt, and $0.8 million for other miscellaneous debt payments. Additionally, the Company paid $12.8 million of financing fees for the debt issued in the current quarter and $3.3 million payment of accrued preferred dividends in the second quarter of 2004.

   Liquidity

     The Company believes that cash flow from operations and its unused Revolving Credit Facility will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. At September 30, 2004, the Company had no outstanding borrowings and had borrowing availability of $76.7 million on its revolving credit facility, subject to customary convenants.

     The Company’s principal uses of cash are operating costs, payments of principal and interest on the Company’s outstanding debt, the funding of capital expenditures, working capital and other general corporate requirements. During 2004, the Company completed certain transactions that may materially affect the current and future financial condition and results of operations of the Company, 1) the acquisition of the Nordural facility; 2) the Gramercy acquisition; 3) the refinancing of the Company’s debt obligations, and; 4) the expansion of Nordural facility (discussed in Capital Resources below).

   The Nordural Acquisition

     On April 27, 2004, the Company completed the acquisition of Nordural ehf. The purchase price for the shares was $195.4 million. In addition, the Company assumed Nordural’s debt of approximately $190.6 million. Century used the proceeds from a registered equity offering to finance the acquisition (see Item 1, Notes to the Consolidated Financial Statements, Note 2 – Acquisitions).

   The Gramercy Acquisition

     On October 1, 2004, the Company and Noranda, Inc. jointly acquired the Gramercy alumina refinery and related Jamaican bauxite mining assets from Kaiser Aluminum & Chemical Corporation for $23,000, subject to closing adjustments. Century and Noranda each paid one-half, or $11,500, of the purchase price (see Item 1, Consolidated Financial Statements, Note 2 – Acquisitions).

     The price the Company expects to pay for alumina used by the Hawesville facility would be based on the cost of alumina production, rather than the LME price for primary aluminum. The impact of the Gramercy acquisition to the Company's cost of goods sold may not be materially different than under the Company's existing LME-based contract with Gramercy in periods of high aluminum prices such as the Company is currently experiencing. However, the Company believes that the price of alumina based on production costs at Gramercy could be materially higher than under the LME-based contract price in periods when aluminum prices are low and natural gas prices are high.

   The Refinancing of Debt

     In the third quarter of 2004, the Company refinanced its 11.75% senior secured first mortgage notes due 2008 (the “Notes”) with the issuance of $250 million of 7.50% senior unsecured notes due 2014 (the “Senior Unsecured Notes”) and $175 million of 1.75% convertible senior notes due 2024 (the “Convertible Notes”). The Company paid $50.3 million in tender premium, consent fees and accrued interest in connection with the redemption of $315 million principal amount of Notes. The Company used the remaining proceeds from the debt offerings and available cash to prepay $100 million of the Nordural term loan. The debt refinancing will substantially lower the future interest costs for the Company’s long-term debt (see Item 1, Consolidated Financial Statements, Note 6 – Debt).

   Capital Resources

     The Company has commenced work on an expansion of the Nordural facility that will increase its annual production capacity to 467 million pounds, or more than double its current production capacity. The current expansion project will add approximately 269 million pounds to the Nordural facility’s annual production capacity, including 71 million pounds in capacity recently added to the project after the Company reached an agreement with Hitaveita Sudurnesja hf and Orkuveita Reykjavikur for the long-term supply of additional electrical power. The Company estimates the expansion will cost approximately $454 million, including approximately $106 million for the recently added 71 million pounds in capacity.

     The Company anticipates that it will spend approximately $70.0 million on the Nordural expansion in 2004. Through September 30, 2004, the Company had outstanding capital commitments related to Nordural expansion of $159.9 million. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the US dollar and certain foreign currencies, principally the euro and the Icelandic krona (“ISK”). Approximately 84% of the outstanding commitments for the Nordural expansion are denominated in currencies other than the US dollar, primarily the euro and ISK. As of September 30, 2004, the Company had no hedges to mitigate its foreign currency exposure.

     The Company plans to finance the first 198 million pounds in additional production capacity from the expansion project through cash flow and Nordural bank financing, which is non-recourse to Century Aluminum Company, and is evaluating financing options for the 71 million pounds of capacity recently added to the expansion project. The Company has agreed to terms on a five year $310.0 million senior term loan facility with Landsbanki Islands hf. and Kaupthing Bank hf, subject to definitive agreement. Amounts borrowed will be used to repay the $71.4 million outstanding on an existing term loan held by Nordural and to finance a portion of the costs associated with the ongoing expansion of the Nordural facility. The expansion is projected to be completed by mid-2006, subject to satisfaction of various conditions, including the closing of the new term loan facility.

   Contractual Obligations

     The Company’s contractual obligations materially changed in the third quarter of 2004 due to refinanced debt obligations and cost commitments for the Nordural expansion project. The changes resulting from these transactions and the Nordural acquisition are reflected in the specified contractual obligations provided below.

		Payments Due by Period
	Total	<1 Year	1-3 Years	3-5 Years	> 5 Years
		(dollars in millions)
Debt obligations (1)	$526.1	$5.9	$11.1	$22.2	$486.9
Purchase obligations (2)	1,955.6	476.8	607.5	319.0	552.3

Total	$2,481.7	$482.7	$618.6	$341.2	$1,039.2

      (1) Debt obligation includes principal repayments on the Notes, Senior Unsecured Notes, Convertible Notes, industrial revenue bonds due 2028 (the “IRB”), and the Nordural term loan facility, Nordural site lease agreements, a Nordural bank loan agreement and a Nordural power contract debt obligation. Debt obligation amounts do not include expected interest payments on these items totaling $304.8 million, of which $11.6 million would be due within a year, $56.9 million due within 1 to 3 years, $54.7 million due within 3 to 5 years, and $181.6 million due 5 years and thereafter. Except for the site lease agreements, Nordural’s debt bears interest at a variable rate based on the LIBOR rate plus an applicable margin. The future interest obligations were estimated based upon an assumed LIBOR rate of 1.5% initially, increasing to 5.0% by 2007 and steady thereafter. The IRBs’ interest rate is variable and the Company estimated future interest payments based on a rate of 1.55%.

      (2) Purchase obligations include long-term alumina, power, and anode contracts, and the Nordural expansion project commitments, but do not include any change in purchase obligations related to the Gramercy acquisition, which closed on October 1, 2004. Nordural’s power contracts and domestic alumina contracts are priced as a percentage of the LME price of primary aluminum. The Company assumed an LME price of $1,525 per metric ton for purposes of calculating expected future cash flows for these contracts. The Nordural anode contract is denominated in euros, the Company assumed a $1.20/euro conversion rate to estimate the obligations under this contract.

Environmental Expenditures and Other Contingencies

     The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.8 million and $0.7 million at September 30, 2004 and December 31, 2003, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future. There can be no assurance that compliance with more stringent environmental laws and regulations that may be enacted in the future, or future remediation costs, would not have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Prices

     The Company is exposed to the price of primary aluminum. The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under certain of its supply contracts at prices tied to the same indices as the Company’s aluminum sales contracts (see Item 1, Notes to the Consolidated Financial Statements, Note 8 – Forward Delivery Contracts and Financial Instruments). The Company’s risk management activities do not include trading or speculative transactions.

     Apart from the Pechiney Metal Agreement, the Glencore Metal Agreement, Original Sales Contract, New Sales Contract and Southwire Metal Agreement, the Company had forward delivery contracts to sell 194.3 million pounds and 351.8 million pounds of primary aluminum at September 30, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 12.8 million pounds and 70.5 million pounds of primary aluminum at September 30, 2004 and December 31, 2003, respectively, of which, 5.6 million pounds and 53.5 million pounds at September 30, 2004 and December 31, 2003, respectively, were with Glencore.

     At September 30, 2004 and December 31, 2003, the Company had fixed price financial sales contracts, primarily with Glencore, for 549.7 million pounds and 102.9 million pounds of primary aluminum, respectively, of which 538.7 million pounds and 58.8 million pounds, respectively, were designated cash flow hedges. These fixed price financial sales contracts are scheduled for settlement at various dates in 2004 through 2007. The Company had no fixed price financial purchase contracts to purchase aluminum at September 30, 2004 or December 31, 2003.

     Fixed Price Financial Sales Contracts at September 30, 2004:

		(Millions of pounds)
	2004	2005	2006	2007	Total
Aluminum	33.1	425.7	86.5	4.4	549.7

     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Fixed Price Financial Purchase Contracts at September 30, 2004:

			(Thousands of DTH)
	2004	2005	2006	2007	2008	Total
Natural Gas	420	1,280	480	480	480	3,140

     At September 30, 2004 and December 31, 2003, the Company had fixed price financial purchase contracts for 3.1 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2004 through 2008.

     On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $3.4 million after tax on accumulated other comprehensive income for the contracts designated cash flow hedges, and $0.1 million on net income, for the contracts designated as derivatives, for the period ended September 30, 2004 as a result of the forward primary aluminum financial sales contracts outstanding at September 30, 2004.

     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $1.0 million after tax on accumulated other comprehensive income for the period ended September 30, 2004 as a result of the forward natural gas financial purchase contracts outstanding at September 30, 2004.

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

     Nordural is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona. Under its Toll Conversion and power contracts, Nordural’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars. There is no currency risk associated with these contracts. Nordural’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Nordural’s operating margins.

     Nordural does not currently have financial instruments to hedge commodity, currency or interest rate risk. Nordural may hedge such risk in the future, through the purchase of aluminum put options and interest rate swaps which would have the effect of fixing a portion of its floating rate debt.

Interest Rates

     Interest Rate Risk. The Company’s primary debt obligations are the outstanding Senior Unsecured Notes, Convertible Notes, Notes, the Nordural debt, borrowings under its Revolving Credit Facility, if any, and the IRBs that the Company assumed in connection with the Hawesville acquisition. Because the Senior Unsecured Notes, Convertible Notes and Notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s Revolving Credit Facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the Revolving Credit Facility. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At September 30, 2004, Nordural had approximately $83.4 million of long-term debt consisting primarily of obligations under the Nordural loan facility. Borrowings under Nordural’s loan facility bear interest at a margin over the applicable LIBOR rate, plus, under certain conditions, an applicable percentage to cover certain lender compliance costs. At September 30, 2004, Nordural had $76.9 million of liabilities which bear interest at a variable rate.

     At September 30, 2004, the Company had $84.7 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase the Company’s annual interest expense by $0.8 million, assuming no debt reduction.

     The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

     As of September 30, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

b. Changes in Internal Control over Financial Reporting

     During the quarter ended September 30, 2004, there has not been any change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Stockholders

The Annual Meeting of Stockholders was held July 16, 2004. The following are the results of Stockholder voting on proposals that were presented and adopted:

1. The election of the following directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2007:

	For	Withheld
John C. Fontaine	28,777,876	946,112
John P. O’Brien	28,790,306	933,682

2. To amend the Company’s 1996 Stock Incentive Plan: (i) to extend the duration of the plan by five (5) years through February 28, 2011, and (ii) to increase the common stock reserved and available for issuance thereunder by 1,000,000 (one million) shares.

For	21,919,743
Against	3,091,756
Withheld	2,283,890
Broker Non-Vote	2,428,599

3. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year ending December 31, 2004.

For	28,921,026
Against	791,505
Withheld	11,457

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits –

Exhibit No.	Exhibit Description
4.1	Third Supplemental Indenture for the Company’s 11.75% Senior Secured First Mortgage Notes (“Mortgage Notes”), entered into as of August 6, 2004, among Century Aluminum Company, the guarantors party thereto and Wilmington Trust Company, as trustee*

4.2	Purchase Agreement for the Company’s 7.5% Senior Notes due 2014 (“Senior Unsecured Notes”), dated August 10, 2004, among Century Aluminum Company as issuer, the guarantors party thereto and Credit Suisse First Boston LLC, as representative of the several purchasers

4.3	Indenture for the Senior Unsecured Notes, dated as of August 26, 2004, among Century Aluminum Company as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee*

4.4	Registration Rights Agreement, dated as of August 26, 2004, among Century Aluminum Company, the guarantors party thereto and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers*

4.5	Purchase Agreement for the Company’s 1.75% Convertible Senior Notes due August 1, 2024 (“Convertible Notes”), dated as of July 30, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the several purchasers

4.6	Indenture for the Convertible Notes, dated as of August 9, 2004, between Century Aluminum Company as issuer and Wilmington Trust Company, as trustee**

4.7	Supplemental Indenture No. 1 for the Convertible Notes, dated as of October 26, 2004, between Century Aluminum Company and Wilmington Trust Company, as trustee**

4.8	Supplemental Indenture No. 2 for the Convertible Notes, dated as of October 26, 2004, among Century Aluminum Company, the guarantors party thereto and Wilmington Trust Company, as trustee.**

4.9	Registration Rights Agreement for the Convertible Notes, dated August 9, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers.

10.1	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited***

10.2	Tolling Agreement, dated August 1, 2004, between Century Aluminum Company and Glencore Ltd.****

10.3	Consent and Third Amendment to Revolving Credit Agreement, dated as of August 4, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA Ltd., as Borrowers, the Lenders and Fleet Capital Corporation as agent for the Lenders***

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2004.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2004

***	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

****	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date: November 9, 2004	By:	/s/ Craig A. Davis

Craig A. Davis
Chairman and Chief Executive Officer

Date: November 9, 2004	By:	/s/ David W. Beckley

David W. Beckley
Executive Vice-President/Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Exhibit Description
4.1	Third Supplemental Indenture for the Company’s 11 3/4% Senior Secured First Mortgage Notes, entered into as of August 6, 2004, among Century Aluminum Company, the guarantors party thereto and Wilmington Trust Company, as trustee*

4.2	Purchase Agreement for the Company’s 7 1/2% Senior Notes due 2014 (“Senior Unsecured Notes”), dated August 10, 2004, among Century Aluminum Company as issuer, the guarantors party thereto and Credit Suisse First Boston LLC, as representative of the several purchasers

4.3	Indenture for the Senior Unsecured Notes, dated as of August 26, 2004, among Century Aluminum Company as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee*

4.4	Registration Rights Agreement, dated as of August 26, 2004, among Century Aluminum Company, the guarantors party thereto and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers*

4.5	Purchase Agreement for the Company’s 1.75% Convertible Senior Notes due August 1, 2024 (“Convertible Notes”), dated as of July 30, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the several purchasers

4.6	Indenture for the Convertible Notes, dated as of August 9, 2004, between Century Aluminum Company as issuer and Wilmington Trust Company, as trustee**

4.7	Supplemental Indenture No. 1 for the Convertible Notes, dated as of October 26, 2004, between Century Aluminum Company and Wilmington Trust Company, as trustee**

4.8	Supplemental Indenture No. 2 for the Convertible Notes, dated as of October 26, 2004, among Century Aluminum Company, the guarantors party thereto and Wilmington Trust Company, as trustee.**

4.9	Registration Rights Agreement for the Convertible Notes, dated August 9, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers.

10.1	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited***

10.2	Tolling Agreement, dated August 1, 2004, between Century Aluminum Company and Glencore Ltd.****

10.3	Consent and Third Amendment to Revolving Credit Agreement, dated as of August 4, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA Ltd., as Borrowers, the Lenders and Fleet Capital Corporation as agent for the Lenders***

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

*	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 1, 2004.

**	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 1, 2004.

***	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

****	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.