Form 10-K
period 2004-12-31
CENTURY ALUMINUM CO
filed 2005-03-16
CIK 949157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-27918

CENTURY ALUMINUM COMPANY
(Exact name of registrant as specified in its charter)

Delaware	13-3070826
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

2511 Garden Road Building A, Suite 200 Monterey, California (Address of registrant’s principal offices)	93940 (Zip Code)
Registrant’s telephone number, including area code
(831) 642-9300
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.01 par value per share
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Based upon the NASDAQ closing price on June 30, 2004, the aggregate market value of the common stock held by non-affiliates of the registrant was $554,381,748. As of March 11, 2005, 32,070,306 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated By Reference:
      None.

	Page

Part I
Forward-Looking Statements			3
Item 1	—	Business	4
Item 2	—	Properties	21
Item 3	—	Legal Proceedings	22
Item 4	—	Submission of Matters to a Vote of Security Holders	22
Part II
Item 5	—	Market for Registrant’s Common Stock and Related Stockholder Matters	23
Item 6	—	Selected Consolidated Financial Data	24
Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A	—	Quantitative and Qualitative Disclosure about Market Risk	51
Item 8	—	Financial Statements and Supplementary Data	54
Item 9	—	Changes in and Disagreements with Accountants and Financial disclosure	99
Item 9A	—	Controls and Procedures	99
Item 9B	—	Other Information	102
Part III
Item 10	—	Directors and Executive Officers of the Registrant	102
Item 11	—	Executive Compensation	105
Item 12	—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	110
Item 13	—	Certain Relationships and Related Transactions	111
Item 14	—	Principal Accountant Fees and Services	113
Part IV
Item 15	—	Exhibits, Financial Statement Schedules	114
EX-10.48: FIRST AMENDMENT OF THE SUPPLEMENTAL RETIREMENT INCOME BENEFIT PLAN
EX-21.1: LIST OF SUBSIDIARIES
EX-23.1: CONSENT OF DELOITTE & TOUCHE LLP
EX-24.1: POWERS OF ATTORNEY
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATIONS

PART I
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” “will,” and “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 1, “Business,” Part II, Item 7, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” and:

•	The Company’s high level of indebtedness reduces cash available for other purposes, such as the payment of dividends, and limits the Company’s ability to incur additional debt and pursue its growth strategy;

•	The cyclical nature of the aluminum industry causes variability in the Company’s earnings and cash flows;

•	The loss of a customer to whom the Company delivers molten aluminum would increase the Company’s production costs;

•	Glencore International AG owns a large percentage of the Company’s common stock and has the ability to influence matters requiring shareholder approval;

•	The Company could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•	Due to volatile prices for alumina, the principal raw material used in primary aluminum production, the Company’s raw materials costs could be materially impacted if the Company experiences changes to or disruptions in its current alumina supply arrangements, or if production costs at the Company’s recently acquired alumina refining operations increase significantly;

•	By expanding the Company’s geographic presence and diversifying its operations through the acquisition of bauxite mining, alumina refining and additional aluminum reduction assets, the Company is exposed to new risks and uncertainties that could adversely affect the overall profitability of its business;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect the Company’s margins;

•	Most of the Company’s employees are unionized and any labor dispute or failure to successfully renegotiate an existing labor agreement could materially impair the Company’s ability to conduct its production operations at its unionized facilities;

•	The Company is subject to a variety of environmental laws that could result in unanticipated costs or liabilities;

•	The Company may not realize the expected benefits of its growth strategy if it is unable to successfully integrate the businesses it acquires; and

•	The Company cannot guarantee that the Company’s subsidiary Nordural will be able to complete its expansion in the time forecast or without significant cost overruns or that the Company will be able to realize the expected benefits of the expansion.
      Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Item 7, “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be considered when reading any forward-looking statements in this filing. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.
      The Company obtained the market data used throughout this Form 10-K from its own research and from surveys or studies conducted by third parties and cited in industry or general publications, including studies prepared by CRU International Inc., an internationally recognized research firm which collects and analyzes data about the aluminum industry. Industry and general publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. While the Company believes that each of these studies and publications is reliable, the Company has not independently verified such data and does not make any representation as to its accuracy. Similarly, the Company believes its internal research is reliable but it has not been verified by any independent sources.

Item 1.	Business
Overview
      Century Aluminum Company (“Century” or the “Company”) is a leading producer of primary aluminum. The Company’s facilities produce value-added and standard-grade primary aluminum products. Century is the second largest primary aluminum producer in the United States, behind Alcoa Inc. (together with its affiliates, “Alcoa”). Century produced approximately 1.2 billion pounds of primary aluminum in 2004 with net sales of $1,060.7 million. In April 2004, the Company acquired Nordural, an Icelandic facility which is the Company’s first facility located outside of the United States. The Company currently has an annual primary aluminum production capacity of approximately 1.4 billion pounds of primary aluminum with pro forma net sales of $1,099.1 million for the year ended December 31, 2004.
      The Company currently owns:

•	the Nordural facility, located in Grundartangi, Iceland, which began operations in 1998 and has an annual production capacity of 198 million pounds of primary aluminum, which will increase by up to 269 million pounds to approximately 467 million pounds upon completion of an ongoing expansion in 2006;

•	the Hawesville facility, located in Hawesville, Kentucky, which began operations in 1970 and has an annual production capacity of 538 million pounds of primary aluminum;

•	the Ravenswood facility, located in Ravenswood, West Virginia, which began operations in 1957 and has an annual production capacity of 375 million pounds of primary aluminum;

•	a 49.7% ownership interest in the Mt. Holly facility, located in Mt. Holly, South Carolina, which began operations in 1980, contributes 243 million pounds to the Company’s overall annual production capacity and is operated by Alcoa, which holds the remaining 50.3% ownership interest;

•	a 50% joint venture interest in the Gramercy alumina refinery, located in Gramercy, Louisiana, which has an annual production capacity of 1.2 million metric tons of alumina; and

•	a 50% joint venture interest in bauxite mining operations in Jamaica, which have an annual production capacity of approximately 4.5 million dry metric tons.
      For a description of these facilities, see Part I, Item 1, “Facilities and Production.”
      The Company’s strategic objectives are to grow its aluminum business by pursuing opportunities to acquire primary aluminum reduction facilities that offer favorable investment returns and lower its per unit production costs; diversifying the Company’s geographic presence; and pursuing opportunities in bauxite mining and alumina refining. To date, the Company’s growth activities have included:

•	acquiring an additional 23% interest in the Mt. Holly facility in April 2000;

•	acquiring an 80% interest in the Hawesville facility in April 2001;

•	acquiring the remaining 20% interest in the Hawesville facility in April 2003;

•	acquiring the Nordural facility in April 2004;

•	expanding Nordural’s production capacity; and

•	acquiring through a joint venture its first alumina refining facility, together with related bauxite mining assets in October 2004.
      For a description of these acquisitions, see Part I, “Acquisitions.”
      Prior to its initial public offering in April 1996, the Company was an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”). As of December 31, 2004, Glencore, the Company’s largest shareholder, owned 29.1% of Century’s outstanding common shares.
      The Company files annual, quarterly, and other selected reports with the Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (1-800-732-0330). The SEC maintains a website (http://www.sec.gov) that contains reports, statements and other information regarding registrants that file electronically. Additional information about the Company may also be obtained from the Company’s website, which is located at www.centuryca.com. The Company’s website provides access to filings it has made through the SEC’s EDGAR filing system, including its annual, quarterly and current reports filed on Forms 10-K, 10-Q and 8-K, respectively, and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by the Company’s directors, executive officers and beneficial owners of more than 10% of the Company’s outstanding common stock. Information contained in the Company’s website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.
Acquisitions
      The Gramercy Acquisition. On October 1, 2004, the Company and Noranda Finance Inc., through 50/50 joint venture companies, acquired an alumina refinery in Gramercy, Louisiana and related bauxite mining assets in Jamaica (collectively, the “Gramercy assets.”) from Kaiser Aluminum & Chemical Company (“Kaiser”). The purchase price for the Gramercy assets was $23.0 million, subject to working capital adjustments. The Company paid one-half, or $11.5 million of the unadjusted purchase price, which was funded with available cash. Noranda paid the remaining $11.5 million.
      Nordural Acquisition. On April 27, 2004, the Company completed the acquisition of Nordural hf (now known as Nordural ehf.) (“Nordural”) from Columbia Ventures Corporation, a privately-owned investment company headquartered in Vancouver, Washington. Nordural is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland, approximately 25 miles northwest of Reykjavik, Iceland’s capital. The Company paid $195.3 million, which was paid with a portion of the proceeds of the Company’s public equity offering of 9,000,000 shares of its common stock in April 2004 at a price to the public of $24.50 per share.
      Hawesville’s Remaining 20% Interest. On April 1, 2003, the Company acquired the remaining 20% interest in the Hawesville facility owned by Glencore for a purchase price of $99.4 million. The Company also assumed Glencore’s pro rata share of the industrial revenue bonds and post-closing payments to Southwire, which are described below. As a result of this acquisition, the Company owns all of the Hawesville facility. The Company financed a portion of the purchase price by issuing a six-year $40.0 million note to Glencore bearing interest at a rate of 10% per annum (the “Glencore Note”). The Company repaid $26.0 million of principal under the Glencore Note in the fourth quarter of 2003, and the balance of $14.0 million in April 2004.
      80% Interest in the Hawesville Facility. Effective April 1, 2001, the Company completed the acquisition of the Hawesville facility from Southwire Company (“Southwire”), a privately held wire and cable manufacturing company. Concurrently with the acquisition, the Company effectively sold a 20% interest in the Hawesville facility to Glencore. As part of the acquisition, the Company and Glencore each assumed a pro rata share of industrial revenue bonds related to the Hawesville facility in the principal amount of $7.8 million and post-closing payments to Southwire of up to $7.0 million if the market price of primary aluminum exceeds specified levels during any of the seven years following closing. The entire $7.0 million will become due in April 2005.
Facilities and Production

Nordural Facility
      The Nordural facility is owned by Nordural ehf, a wholly-owned indirect subsidiary of the Company. The Nordural facility is located in Grundartangi, Iceland, approximately 25 miles northwest of Reykjavik, Iceland’s capital. Built in 1998 and expanded in 2001, the Nordural facility is the Company’s most recently constructed and lowest cost facility. It has an annual production capacity of approximately 198 million pounds, which will increase by up to 269 million pounds to approximately 467 million pounds upon completion of an ongoing expansion of the facility, with potential for further expansion to 573 million pounds of annual production capacity. The Nordural facility is situated on two hundred acres leased from the Government of Iceland and consists of an aluminum reduction plant with two potlines and casting equipment used to cast molten aluminum into ingot.
      The following table shows primary aluminum shipments from the Nordural facility during each of the periods indicated:
Nordural Facility Primary Aluminum Shipments

	Year Ended December 31,

	2004(1)	2003	2002

	(In millions of pounds)
Standard-grade primary aluminum ingot	204.0	198.7	198.3

(1)	Shipments for the year ended December 31, 2004 included 65.8 million pounds shipped prior to the acquisition of Nordural on April 27, 2004.
      The Nordural facility operates under various long-term agreements with the Government of Iceland. These agreements include (i) an investment agreement which establishes Nordural’s tax status and the Government’s obligations to grant certain permits, (ii) a reduction plant site agreement by which Nordural leases the property through 2020, subject to renewal at its option; and (iii) a harbor agreement by which Nordural is granted access to the port at Grundartangi. In connection with the expansion of the Nordural facility, Nordural has entered into amendments to the investment agreement and the reduction plant site agreements with the Government of Iceland.
      The Company has commenced work on an expansion of the Nordural facility that will increase its annual production capacity to approximately 467 million pounds. As currently planned, the expansion will add 269 million pounds to the Nordural facility’s annual production capacity. The expansion is projected to be completed by late-2006 and is expected to cost approximately $454 million. Following completion of the expansion, Nordural will have all the infrastructure and support facilities necessary for further expansion to 573 million pounds of annual production capacity.
      On February 10, 2005, Nordural executed agreements and documents related to a $365.0 million senior term loan facility arranged by Landsbanki Islands hf. and Kaupthing Bank hf, which funded on February 15,

2005. See Part II, Item 7, “Management’s Discussion and Analysis — Recent Developments — Nordural’s New Term Loan Facility.” Amounts borrowed under Nordural’s new term loan facility were used to refinance debt under Nordural’s prior term loan facility. In addition, the new term loan facility will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. The Company expects to fund the remaining costs of the expansion capacity with operating cash flow generated by its operations, including the operations of the Nordural facility.
      Nordural is party to a long-term alumina tolling contract with a subsidiary of BHP Billiton which expires December 31, 2013. Under this contract, which is for virtually all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. Nordural has entered into a ten-year alumina tolling contract with Glencore for 198 million pounds of the expansion capacity at the Nordural facility. The fee Nordural will receive under that contract will also be LME-based.
      The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a long-term contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, competitively-priced and renewable sources of power for the Nordural facility, at a rate based on the LME price for primary aluminum. In connection with the expansion, Nordural entered into an agreement with Hitaveita Suóurnesja hf. (“Sudurnes Energy”) and Orkuveita Reykjavíkur (“Reykjavik Energy”) for the supply of the additional power required for the 269 million pounds of expansion capacity. Under this agreement, Nordural will be required to take or pay for a significant percentage of the power to be supplied beginning a specified period after signing (subject to extension for agreed upon events), even if the Nordural expansion is not completed. The agreement also includes power for an additional 18 million pounds of capacity, upon satisfaction of certain conditions, including the completion of a power transmission agreement. With the additional 18 million pounds of capacity, the total annual production capacity of the Nordural facility would increase to 485 million pounds by late 2006. A decision on the additional 18 million pounds of capacity is expected in early 2005. Under the terms of Nordural’s energy contracts with Sudurnes Energy and Reykjavik Energy, the rate for the power supplied for the expansion capacity will be LME-based. Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural if Sudurnes Energy and Reykjavík Energy are unable to meet the obligations of their contract to provide power for the Nordural expansion. The Company’s plans to further increase the size of the expansion project beyond 485 million pounds will depend on its ability to enter into certain key contracts for that capacity. The Company is in discussions for the supply of electric power to support the further expansion of the Nordural facility to the full 573 million pounds of annual production capacity.
      Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. The Company is currently exploring options for the supply of anodes for the expansion capacity and does not currently believe the price to be paid for those anodes will be materially different than under Nordural’s current arrangement.

Hawesville Facility
      The Hawesville facility is owned by NSA Ltd. and Hancock Aluminum, LLC and operated by Century Aluminum of Kentucky, LLC, each a wholly-owned direct or indirect subsidiary of the Company. The Hawesville facility, strategically located adjacent to the Ohio River near Hawesville, Kentucky, began operations in 1970 and has an annual production capacity of 538 million pounds.
      The Hawesville facility’s original four potlines have an annual production capacity of approximately 426 million pounds and are specially configured and operated so as to produce high purity primary aluminum. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%. This high purity primary aluminum provides the conductivity required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications. A fifth potline added in 2001 has an annual capacity of approximately 112 million pounds of standard-purity aluminum. See “Sales and Distribution — The Hawesville Facility.”

      The Hawesville facility produces primary aluminum in molten, ingot and sow form. The following table shows primary aluminum shipments from the Hawesville facility during each of the periods indicated:
Hawesville Facility Primary Aluminum Shipments

	Year Ended December, 31

	2004	2003(2)	2002(1)

	(In millions of pounds)
Molten aluminum	314.1	310.3	303.2
Primary aluminum ingot	186.1	159.8	131.7
Foundry alloys	53.0	70.8	104.3

Total	553.2	540.9	539.2

(1)	Shipments for the year ended December 31, 2002 include 108.4 million pounds shipped by Glencore.

(2)	Effective April 1, 2003, Century completed the acquisition of Glencore’s Hawesville interest. Shipments for the year ended December 31, 2003 include 27.1 million pounds shipped by Glencore.
      The alumina used by the Hawesville facility is purchased under a supply agreement with Gramercy Alumina LLC (“GAL”), which was entered into on November 2, 2004 in connection with the Gramercy acquisition. GAL, a joint venture company owned 50/50 by Century and Noranda owns and operates the Gramercy alumina refinery. . See “— Facilities and Production — The Gramercy Facility.” This supply agreement runs through December 31, 2010 and replaces the previous supply agreement with Kaiser. The price the Company pays for alumina used by the Hawesville facility is now based on the cost of alumina production. Under its previous agreement with Kaiser, the Company purchase alumina at prices based on the London Metals Exchange (“LME”) price for primary aluminum.
      The Hawesville facility purchases all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires most of the power it provides to the Hawesville facility from a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 27% of the Hawesville facility’s power requirements are unpriced for the period from 2006 to 2010.

Ravenswood Facility
      The Ravenswood facility is owned and operated by the Company’s subsidiary, Century Aluminum of West Virginia, Inc. (“Century of West Virginia”). Built in 1957, the Ravenswood facility operates four potlines with an annual production capacity of 375 million pounds. The facility is strategically located adjacent to the Ohio River in Ravenswood, West Virginia.
      The Ravenswood facility produces molten aluminum that is delivered to Pechiney’s adjacent fabricating facility and standard-grade ingot that Century sells in the marketplace. See “Sales and Distribution — The Ravenswood Facility.”

      The following table shows primary aluminum shipments from the Ravenswood facility during each of the periods indicated:
Ravenswood Facility Primary Aluminum Shipments

	Year Ended December, 31

	2004	2003	2002(1)

	(In millions of pounds)
Molten aluminum	294.0	288.4	309.1
Standard-grade primary aluminum ingot	83.8	86.9	72.5

Total	377.8	375.3	381.6

(1)	Shipments for the year ended December 31, 2002 include 6.0 million pounds of standard-grade primary aluminum ingot purchased and resold.
      Since January 1, 2002, the alumina used at the Ravenswood facility has been supplied by Glencore under a five-year contract at a variable price determined by reference to the LME price for primary aluminum. The Company purchases the electricity used at the Ravenswood facility under a fixed-price power supply contract with Ohio Power, a subsidiary of American Electric Power, which runs through December 31, 2005. On February 18, 2005, Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity to the Ravenswood facility beginning January 1, 2006. The agreement has an initial term of two years and continues thereafter until Century gives 12 months’ notice of cancellation. Appalachian Power has filed a petition with the Public Services Commission of West Virginia (“PSC”) seeking affirmation of its authorization to provide service to the Ravenswood facility. In 2000, the PSC found that the Ravenswood facility was in Appalachian Power’s service territory and had jurisdiction over the provision of service. The agreement will become effective unless the PSC fails to affirm its previous findings. Power under the new agreement is priced under an Appalachian Power tariff.

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
      Century’s interest in the Mt. Holly facility is held through its subsidiary, Berkeley Aluminum, Inc. (“Berkeley”). Under the Mt. Holly ownership structure, the Company holds an undivided 49.7% interest in the property, plant and equipment comprising the aluminum reduction operations at the Mt. Holly facility and an equivalent share in the general partnership responsible for the operation and maintenance of the facility. Alcoa owns the remaining 50.3% interest in the Mt. Holly facility and an equivalent share of the operating partnership. Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility. Each owner supplies its own alumina for conversion to primary aluminum and is responsible for its proportionate share of operational and maintenance costs.

      The following table shows the Company’s primary aluminum shipments from the Mt. Holly facility during each of the periods indicated:
Mt. Holly Facility Primary Aluminum Shipments

	Year Ended December, 31

	2004	2003	2002

	(In millions of pounds)
Standard-grade primary aluminum ingot	111.9	119.5	113.4
Rolling ingot, foundry alloys and extrusion billets	137.7	118.0	122.7

Total	249.6	237.5	236.1

      Glencore supplies all of the Company’s alumina requirements for the Mt. Holly facility under contracts which expire December 31, 2006 and January 31, 2008. The price under both contracts is determined by reference to the quoted LME price for primary aluminum.
      The Mt. Holly facility purchases all of its power requirements from the South Carolina Public Service Authority (also called “Santee Cooper”), under a contract that runs through 2015. Power delivered through 2010 will be priced at rates fixed under currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.

The Gramercy Facility
      On October 1, 2004, the Company and Noranda Finance Inc., through 50/50 joint venture companies, acquired an alumina refinery in Gramercy, Louisiana and related bauxite mining assets in Jamaica (collectively, the “Gramercy assets”) from Kaiser Aluminum & Chemical Company (“Kaiser.”) The Gramercy assets were acquired pursuant to the terms of an Asset Purchase Agreement, dated May 17, 2004, among Gramercy Alumina LLC, St. Ann Bauxite Limited, Kaiser, and Kaiser Bauxite Company. Gramercy Alumina LLC (“GAL”) and St. Ann Bauxite Limited (“SABL”) are joint venture companies formed by Century and Noranda to separately acquire the Gramercy plant and the bauxite mining assets, respectively.
      The purchase price for the Gramercy assets was $23 million, subject to working capital adjustments. The Company paid one-half, or $11.5 million of the unadjusted purchase price, which the Company funded with available cash. Noranda paid the remaining $11.5 million. The Company accounts for its investment in the Gramercy assets using the equity method of accounting. Kaiser sold the Gramercy assets with the approval of the United States Bankruptcy Court for the District of Delaware as part of its plan to emerge from Chapter 11 bankruptcy.
Alumina Refining Operations
      The alumina refinery in Gramercy is owned by GAL, a Delaware limited liability company. The Gramercy plant began operations in 1959 and consists of a production facility, a powerhouse for steam and electricity production, a deep water dock and a barge loading facility. Extensive portions of the Gramercy plant were rebuilt and modernized between 2000 and 2002.
      The Gramercy plant currently produces alumina at a capacity rate of approximately 1.2 million metric tons per year, consisting of approximately 80% smelter grade alumina (“SGA”), and 20% alumina hydrate, or chemical grade alumina (“CGA”).

      The following table shows annual production from the Gramercy plant facility during each of the periods indicated:
Gramercy Plant Alumina Production

	Year Ended December, 31

	2004(1)	2003	2002

	(In millions of metric tons)
Alumina	1.2	1.2	1.2

(1)	Prior to the acquisition, Kaiser produced 0.9 million metric tons of alumina at the Gramercy plant during 2004.
      The Company expects production at the Gramercy plant to remain at or near capacity for the foreseeable future.
      Bauxite is the principal raw material used in the production of alumina, and natural gas is the principal energy source. The Gramercy plant purchases all of its bauxite requirements from the affiliated Jamaican bauxite mining operations described below under a contract that expires at the end of 2010 at a price that is fixed through 2005. The Gramercy plant purchases its natural gas requirements at market prices under short-term agreements with local suppliers.
Bauxite Mining Operations
      The bauxite mining assets were acquired by SABL, a newly-established Jamaican limited liability company jointly owned by Century and Noranda. The bauxite mining assets are comprised of: (i) a concession from the Government of Jamaica (“GOJ”) to mine bauxite in Jamaica (the “mining rights,”) and (ii) a 49% interest in a Jamaican partnership that owns certain mining assets in Jamaica (the “mining assets.”) The GOJ owns the remaining 51% interest in the partnership. Following the acquisition, SABL and the GOJ established a new partnership to hold the mining assets and to conduct mining and related operations pursuant to the mining rights. The mining assets consist primarily of rail facilities, other mobile equipment, dryers, and loading and dock facilities. The age and remaining lives of the mining assets vary and they may be repaired or replaced from time to time as part of SABL’s ordinary capital expenditure plan. Under the terms of the mining rights, SABL manages the operations of the new partnership, pays operating costs and is entitled to all of its bauxite production. The GOJ receives: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, and (iii) certain fees for lands owned by the GOJ that are covered by the mining rights. SABL also pays to the GOJ customary income and other taxes and fees pursuant to an Establishment Agreement with the GOJ that establishes the fiscal regime for SABL through December 2005. A production levy normally applicable to bauxite mined in Jamaica has been waived for SABL through December 2007. If the levy is subsequently assessed on bauxite produced by SABL, the Establishment Agreement provides that certain payments to the GOJ will be reduced and SABL and GOJ will negotiate amendments to SABL’s fiscal regime in order to mitigate the effects of the levy.
      Mining Rights. Under the terms of the mining rights, SABL mines the land covered by the mining rights and the GOJ retains surface rights and ownership of the land. The GOJ granted the mining rights and entered into other agreements with SABL for the purpose of ensuring the Gramercy plant will have sufficient reserves to meet its annual alumina requirements and existing or contemplated future obligations under third party contracts. Under the mining rights, SABL is entitled to mine 4.5 million dry metric tons, (“DMT”), of bauxite on specified lands annually through September 30, 2030. The GOJ is required to provide additional land if the land covered by the mining rights does not contain sufficient levels of commercially exploitable bauxite. SABL is responsible for reclamation of the land that it mines. In addition, SABL assumed reclamation obligations related to prior operations of approximately $9 million.

SABL Bauxite Production
      The following table shows annual production from the Jamaican mining operations for the periods indicated:

	Year Ended December, 31

	2004(1)(2)	2003	2002

	(In millions of dry metric tons)
Bauxite	3.8	3.8	4.1

(1)	Production for the year ended December 31, 2004 was curtailed due to a temporary reduction in production following the failure of a bauxite loading facility in October 2004.

(2)	Prior to the acquisition, Kaiser produced 3.2 million DMT of bauxite in 2004.
      Provided existing customers continue to purchase bauxite at previous levels, SABL is expected to produce approximately 4.0 million DMT in 2005 and if current market conditions continue, will proceed with raising production to fully use its annual bauxite mining rights.
      SABL has various short-term agreements with third parties for the supply of fuel oil, diesel fuel, container leasing and other locally provided services.
Industry Overview
      The most commonly used bench mark for pricing primary aluminum is the price for aluminum transactions quoted on the LME. The LME price, however, does not represent the actual price paid for all aluminum products. For example, products delivered to U.S. customers are often sold at a premium to the LME price, typically referred to as the U.S. Midwest Market Price. Over the last ten years through December 2004, the average monthly Midwest premium has ranged from $0.021 to $0.077 per pound. In addition, premiums are charged for adding certain alloys to aluminum for use in specific applications and for casting aluminum into specific shapes, such as extrusion billet or rolling slab.
      During 2002, global demand increased modestly, however supply growth matched the increase and the market price for primary aluminum declined. In 2003, global demand for aluminum increased approximately 7.7% to 60.0 billion pounds in 2003, but global aluminum supply did not keep pace as global aluminum production increased only approximately 7.1% to 61.5 billion pounds. During 2004, global demand increased by 9.0% to 66.3 billion pounds and LME inventories declined 54% from 1.5 million metric tons to 695,000 metric tons. The primary aluminum industry is currently experiencing a period of strong prices based on favorable production and consumption trends. Spot aluminum prices, as quoted on the LME, remain above the five and ten-year averages. The key factors in the current strong pricing environment are: (i) strengthening global demand for aluminum driven by the global economic recovery; (ii) strong demand growth in China; (iii) a tightening market for alumina, the major raw material input for aluminum, that has resulted in a rapid escalation of alumina prices; and (iv) the recent weakening of the U.S. dollar. The average LME cash price for aluminum was $0.78, $0.65, and $0.61 per pound for the years ended December 31, 2004, 2003 and 2002, respectively.
Sales and Distribution
      The majority of the products produced at the Company’s facilities are sold to a limited number of customers. The Company derived a combined total of approximately 76.3% of its 2004 consolidated sales from Pechiney, Southwire, BHP Billiton and Glencore, Century’s four largest customers. Out of total revenues of $1,060.7 million for 2004, sales to Pechiney represented $301.0 million, or 28.4% of Century’s total revenues, sales to Southwire represented $258.3 million, or 24.4% of total revenues, sales to Glencore represented $163.2 million, or 15.4% of total revenues, and sales to BHP Billiton represented $85.5 million, or 8.1% of total revenues. The remaining $252.7 million, or 23.7% of Century’s total revenues, represented sales to approximately 50 customers.

Nordural Facility
      Nordural is party to a long-term alumina tolling contract with a subsidiary of BHP Billiton which is due to expire December 31, 2013. Under this contract, which is for virtually all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. Nordural has agreed to a 10-year alumina tolling contract with Glencore for 198 million pounds of the expansion capacity at the Nordural facility. The fee Nordural will receive under that contract will also be LME-based.

Hawesville Facility
      Sales of primary aluminum to Southwire accounted for $258.3 million or 56.0% of Century’s revenues from the Hawesville facility in 2004. Sales to parties other than Southwire accounted for the remaining $203.0 million or 44.0% of the Company’s revenues from the Hawesville facility during 2004. In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a ten-year contract with Southwire (the “Southwire Metal Agreement”) to supply 240 million pounds of high-purity molten aluminum annually to Southwire’s wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60 million pounds of standard-grade molten aluminum each year through March 2008. Southwire has an option to purchase an equal amount of standard-grade molten aluminum in each of the remaining three years. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and determined by reference to the U.S. Midwest Market Price. This contract requires the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. This agreement expires on March 31, 2011, and will automatically renew for additional five-year terms, unless either party provides 12 months’ notice that it has elected not to renew.
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

Ravenswood Facility
      Sales of primary aluminum to Pechiney represented $249.9 million or 83.0% of revenues from the Ravenswood facility in 2004. Sales to parties other than Pechiney represented $51.1 million or 17.0% of Ravenswood’s revenues in 2004. Century has a contract with Pechiney (the “Pechiney Metal Agreement”) under which Pechiney purchases 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through July 31, 2007. This contract provides that it will be automatically extended through July 31, 2007 upon the Company’s entering into a new power contract for the Ravenswood facility through that date. On February 18, 2005, Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity to the Ravenswood facility beginning January 1, 2006. The new power agreement has an initial term of two years and continues thereafter until Century gives 12 months’ notice of cancellation. Appalachian Power has filed a petition with the Public Services Commission of West Virginia (“PSC”) seeking affirmation of its authorization to provide service to the Ravenswood facility. In 2000, the PSC found that the Ravenswood facility was in Appalachian Power’s service territory and had jurisdiction over the provision of service. The new power agreement will become effective unless the PSC fails to affirm its previous findings. The price for primary aluminum delivered under the Pechiney Metal Agreement is variable and determined by reference to the U.S. Midwest Market Price. This contract requires the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. Pechiney has the right, upon 12 months’ notice, to reduce its purchase obligations by 50% under this contract. Alcan acquired Pechiney in February 2004.

Mt. Holly Facility
      Sales of primary aluminum to Glencore represented $109.5 million or 51.4% of Century’s revenues from the Mt. Holly facility in 2004. Sales to third parties other than Glencore represented $103.6 million or 48.6% of revenues from the Mt. Holly facility in 2004. Century had a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009 (the “Original Sales Contract”). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009 which had provided for fixed prices. At that time, the parties entered into a new contract (the “New Sales Contract”) that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. The New Sales Contract provides for variable pricing determined by reference to the LME for the years 2005 through 2009. The price of primary aluminum delivered in 2004 remained fixed.
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
      On April 1, 2003, the Company received $35.5 million from Glencore, $26.1 million of which related to the settlement of the Original Sales Contract for the years 2005 through 2009, and $9.4 million of which represented the fair value of the New Sales Contracts, discussed below. The Company accounted for the unsettled portion of the Original Sales Contract (years 2003 and 2004) as a derivative and recognized period-to-period changes in fair value in current income. The Company accounts for the New Sales Contract as a derivative instrument under SFAS No. 133. The Company has not designated the New Sales Contract as “normal” because it replaces and substitutes for a significant portion of the Original Sales Contract which, after January 2003, no longer qualified for this designation. The $9.4 million initial fair value of the New Sales Contract is a derivative liability and represents the present value of the contract’s favorable term to Glencore in that the New Sales Contract excludes from its variable price an estimated U.S. Midwest premium, adjusted for delivery considerations. Because the New Sales Contract is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

Gramercy Assets
      Alumina Sales. Approximately 80% of Gramercy’s annual production capacity is supplied to the Company’s Hawesville and Noranda’s New Madrid primary aluminum production facilities. The Company’s Hawesville facility purchases virtually all of its alumina requirements from the Gramercy refinery. Prior to the acquisition by GAL of the Gramercy plant, substantially all of the SGA produced at the Gramercy plant was sold to the Company and to Noranda under formula-priced alumina supply contracts calculated as a percentage of the LME price of primary aluminum. Following the acquisition, GAL sells SGA to the Company and to Noranda based on Gramercy’s production costs under alumina supply contracts due to expire on December 31, 2010. All of the CGA production is currently sold under existing short-term and long-term contracts with approximately 20 third party purchasers. GAL expects to continue CGA production and sales in order to optimize fixed costs.
      Bauxite Sales. Prior to the acquisition, Kaiser used approximately 60% of the bauxite produced by the bauxite mining assets to supply the alumina requirements at the Gramercy plant. The remaining 40% was sold to a third party alumina refinery in Texas. Concurrently with the acquisition by SABL and GAL of the Gramercy assets, SABL and GAL entered into a contract under which SABL will supply the Gramercy plant’s bauxite requirements through December 2010. The price for bauxite under the contract is fixed through December 31, 2005. SABL is currently negotiating a renewal of the third party agreement for the sale of its remaining bauxite production.
Pricing and Risk Management
      The Company’s operating results are sensitive to changes in the price of primary aluminum and the raw materials used in its production. As a result, Century attempts to mitigate the effects of fluctuations in primary aluminum and raw material prices through the use of various fixed-price commitments and financial instruments.

Pricing
      The Company offers a number of pricing alternatives to its customers which, combined with Century’s metals risk management activities, are designed to lock in a certain level of price stability on its primary aluminum sales. Pricing of Century’s products is generally offered at an indexed or “market” price, where the customer pays an agreed-upon premium over the LME price or relative to other market indices.
      Substantially all of Nordural’s revenues are derived from a tolling arrangement whereby it converts alumina provided to it into primary aluminum for a fee based on the LME price for primary aluminum. Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, because it produces primary aluminum under a tolling arrangement, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its current power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum. By linking its most significant production cost to the LME price for primary aluminum, Nordural has a natural hedge against downswings in the market for primary aluminum; however, this hedge also limits Nordural’s upside as the LME price increases.

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
      Nordural does not currently have any material financial instruments to hedge commodity, currency or interest rate risk. Nordural is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona. Under its long-term tolling agreement with BHP Billiton, Nordural receives revenues denominated in U.S. dollars. Nordural’s labor costs are denominated in

Icelandic kronur and a portion of its anode costs are denominated in euros. As a result, an increase in the value of those currencies relative to the U.S. dollar would affect Nordural’s operating margins.
      SABL’s Jamaican bauxite mining operations do not currently have any material financial instruments to hedge commodity or currency risk. SABL’s Jamaican operations are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Jamaican dollar. Under its long-term bauxite agreement with the Gramercy plant, SABL receives revenues denominated in U.S. dollars. SABL’s labor costs are denominated in Jamaican dollars. As a result, an increase in the value of that currency relative to the U.S. dollar would affect SABL’s operating margins.
Competition
      The market for primary aluminum is world-wide, and demand for aluminum often varies widely from region to region. Aluminum production also takes place throughout the world. Aluminum competes with materials such as steel, plastic and glass, which may be substituted for aluminum in certain applications.
      In the United States, where most of the Company’s production capacity is located, the competitors are Alcoa, Alcan and a few smaller producers. At present, the U.S. demand for aluminum is robust, and U.S. production capacity has declined substantially over the past few years in the face of rising electrical power prices. As a consequence, much of the U.S. demand must be met by foreign production, and delivery premiums to the U.S. Midwest (reflecting cost of delivery to this market) have risen sharply. The geographic proximity of the Company’s plants to the U.S. Midwest provides the Company a competitive advantage over its off-shore competitors by enabling it to capture the premium without incurring the additional delivery costs.
      The Company also has certain advantages in product quality and customer service. Its Hawesville plant produces the high purity aluminum needed by Southwire’s next-door plant for the manufacture of electrical transmission lines. That high purity metal is delivered in molten form, a cost savings and competitive advantage to both parties. The Company’s Ravenswood plant also delivers molten metal to the adjacent Pechiney Rolled Product’s rolling mill, providing similar competitive advantages to the Company and Pechiney. And the Company’s versatile cast house at Mt. Holly permits it to focus its production at that plant almost exclusively on premium products.
      The current weak U.S. dollar also provides the Company with a competitive advantage. The LME aluminum price is a U.S. dollar price. The impact of the current weak U.S. dollar has the effect of improving the Company’s relative cost position versus off-shore competitors which must pay some or all of their production costs in currencies which have strengthened against the dollar.
      In addition, there is a duty payable by non-European producers for sales of aluminum into Europe. Icelandic aluminum producers are exempt from this duty. The alumina toll conversion agreements between the Company’s Nordural ehf subsidiary and third parties allow Nordural to receive portions of the premium received by those third parties as a result of these duty-free European sales.
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
      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. It is Century’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that the Company is liable and the associated costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $0.8 million at December 31, 2002, $0.7 million at December 31, 2003 and $0.6 million at December 31, 2004. All accrued amounts have been recorded without giving effect to any possible future recoveries. Century has planned capital expenditures related to environmental matters at all of its facilities of approximately $0.6 million in 2005, $1.3 million in 2006 and $0.4 million in 2007. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $9.9 million in 2005, $10.7 million in 2006 and $11.0 million in 2007. These amounts do not include any projected capital expenditures or operating expenses for matters relating to environmental control, remediation, monitoring and compliance for the Company’s joint venture interest in the Gramercy assets. See Item 1, “Business — Facilities and Production — The Gramercy Facility.” As part of the Company’s general capital expenditure plan, the Company also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. With respect to ongoing environmental compliance costs, including maintenance and monitoring, the Company expense the costs when incurred.

Nordural Facility
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

Hawesville Facility
      Under the Company’s agreement with Southwire to purchase the Hawesville facility, Southwire indemnified the Company against all on-site environmental liabilities known to exist prior to the closing of the acquisition and against risks associated with off-site hazardous material disposals which pre-dated the closing.
      Prior to the closing of the acquisition, the U.S. Environmental Protection Agency, or EPA, had issued a final record of decision, under the Comprehensive Environmental Response, Compensation and Liability Act, directing that certain response actions be taken at the Hawesville facility. By agreement, Southwire is to perform all obligations under the record of decision. The total costs for the obligations to be undertaken and paid for by Southwire relative to these liabilities are estimated under the record of decision to be $12.6 million, and the forecast of annual operating and maintenance costs is $1.2 million. Century Kentucky, LLC will operate and maintain the ground water treatment system required under the record of decision on behalf of Southwire, and Southwire will reimburse Century Kentucky, LLC for expenses that exceeds $0.4 million annually.
      If any on-site environmental liabilities arising from pre-closing activities at the Hawesville facility that were unknown on the date the acquisition closed but become known prior to March 31, 2007, the Company and Southwire will share the costs of remedial action pro rata depending on the year the liability is identified.

The Company will be responsible for all environmental liabilities which first become known on or after March 31, 2007 and any post-closing environmental liabilities that result from a change in laws.
      The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd., a wholly-owned subsidiary of Southwire. Metalsco previously owned certain assets unrelated to the Hawesville plant’s operations. These assets owned by Metalsco were distributed to Southwire before the closing of the Hawesville acquisition. Southwire indemnified the Company for all liabilities related to these assets. Southwire also retained ownership of and full responsibility for certain land adjacent to the Hawesville facility containing potliner disposal areas.
      Southwire has secured its environmental indemnity obligations to the Company through April 1, 2008 by posting a letter of credit in favor of the Company in the amount of $14.0 million. Southwire is obligated to post an additional $15.0 million if its net worth drops below a pre-determined level prior to April 1, 2008. The amount of security Southwire provides may increase (but not above $14.5 million or $29.5 million, as applicable) or decrease (but not below $3.0 million) if certain specified conditions are met.
      The Company cannot be certain Southwire will be able to meet its indemnity obligations. In that event, under certain environmental laws which impose liability regardless of fault, the Company may be liable for any outstanding remedial measures required under the record of decision and for certain liabilities related to the properties previously owned by Metalsco. If Southwire fails to meet its indemnity obligations or if the Company’s shared or assumed liability is significantly greater than anticipated, the Company’s financial condition, results of operations and liquidity could be materially adversely affected.

Ravenswood Facility
      Century Aluminum of West Virginia, Inc. continues to perform remedial measures at its Ravenswood facility pursuant to an order issued by the EPA in 1994. Century of West Virginia also conducted a facility investigation under the order evaluating other areas at the Ravenswood facility that may have contamination requiring remediation. The facility investigation has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the facility investigation, and the Company believes no further remediation will be required. A corrective measures study, which will formally document the conclusion of these activities, is being completed with the EPA. The Company believes a significant portion of the contamination on the two sites identified in the facility investigation is attributable to the operations of Kaiser, which had previously owned and operated the Ravenswood facility, and is the financial responsibility of Kaiser.
      On September 28, 2004, the Bankruptcy Court for the District of Delaware approved an agreement by Kaiser to transfer its environmental liability at Ravenswood to TRC Companies, Inc. and TRC Environmental Corporation. The Bankruptcy Court also approved an agreement between, Kaiser, TRC, Century of West Virginia and Pechiney Rolled Products, Inc., effective as of September 1, 2004, pursuant to which TRC assumed all of Kaiser’s environmental liabilities at Ravenswood. TRC has purchased insurance in amounts the Company believes are sufficient to cover the costs of any TRC liability at Ravenswood. Also, as of September 1, 2004, Century of West Virginia and Pechiney entered into an agreement releasing Century of West Virginia from all of the environmental indemnification obligations for Kaiser-related matters arising out of the Century of West Virginia’s 1999 sale of the Ravenswood rolling mill to Pechiney.

Mt. Holly Facility
      The Company is not aware of any material cost of environmental compliance or any material environmental liability for which it would be responsible at the Mt. Holly facility.

Vialco
      The Company is a party to an EPA administrative order on consent pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation, which sold the facility to an affiliate of the Company, Virgin Islands Alumina Corporation, or Vialco, in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the asset purchase agreement between Lockheed and Vialco. The Company’s management does not believe Vialco’s liability under the order or its indemnity to Lockheed will require material payments. Through December 31, 2004, the Company has expended approximately $0.4 million on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $0.2 million which may be offset in part by sales of recoverable hydrocarbons.
      The Company, along with others, including former owners of the Company’s former St. Croix facility, received notice of a threatened lawsuit alleging natural resources damages at the facility. The Company has entered into a joint defense agreement with the other parties who received notification of the threatened lawsuit. While it is not presently possible to determine the outcome of this matter, the Company’s known liabilities with respect to this and other matters relating to compliance and cleanup, based on current information, are not expected to be material and should not materially adversely affect the operating results of the Company. However, if more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered, or if contributions from other responsible parties with respect to sites for which the Company has cleanup responsibilities are not available, the Company may be subject to additional liability, which may be material.

The Gramercy Assets
      Prior to purchasing the Gramercy assets from Kaiser, the Company and Noranda performed a pre-purchase due diligence investigation of the environmental conditions present at the Gramercy plant. The results of this investigation were submitted to state regulatory officials. In addition, as part of this submittal, the Company and Noranda agreed to undertake certain specified remedial activities at the Gramercy plant. Based on the submission, and conditioned on completion of the specified remedial activities, state environmental officials have confirmed that the Company and Noranda met the conditions for bona fide prospective purchase protections against liability for pre-existing environmental conditions at the facility. In addition, pursuant to the terms of the purchase agreement with Kaiser, Kaiser agreed to escrow $2.5 million of the purchase price as an indemnity for expenses incurred in the performance of environmental remediation at the Gramercy plant. GAL, the 50/50 joint venture company formed by the Company and Noranda to purchase the Gramercy plant, plans to spend approximately $0.3 million in 2005 for environmental remediation at the Gramercy plant. In connection with the acquisition, GAL posted a $5.5 million bond as security for certain clean-up obligations that would arise under state environmental laws upon the termination of operations at the Gramercy plant. Based on current information, the Company does not believe its purchase of the Gramercy plant presents the Company with any material environmental liabilities.
      In conjunction with the purchase of the Gramercy plant, the Company and Noranda jointly purchased Kaiser’s 49% interest in Kaiser-Jamaica Bauxite Company, or KJBC, a partnership located in Jamaica and 51% owned by the Jamaican government. Now reconstituted as St. Ann Jamaican Bauxite Partnership, the entity carries out bauxite mining, drying, storage and shipping operations. The Company and Noranda performed a pre-purchase due diligence investigation of the KJBC operations which disclosed no significant environmental liabilities or regulatory non-compliance. While it is impossible to predict what future environmental requirements might be, based on current information, the Company does not believe that the acquisition of KJBC presents the Company with any material environmental liabilities.
Intellectual Property
      The Company owns or has rights to use a number of patents or patent applications relating to various aspects of its operations. The Company does not consider its business to be materially dependent on any of these patents or patent applications.

Employees and Labor Relations

Domestic Operations
      The Company employs a work force of approximately 1,420 persons in the United States, consisting of 1,150 hourly employees and 270 salaried employees. The Company has approximately 560 hourly employees and 104 salaried employees at the Ravenswood facility, and approximately 590 hourly employees and 150 salaried employees at the Hawesville facility. The bargaining unit employees at the Ravenswood and Hawesville facilities are represented by the United Steelworkers of America (“USWA”). The employees at the Mt. Holly facility are employed by Alcoa and are not unionized. The Company’s corporate office, located in Monterey, California, has 16 salaried employees.
      The represented hourly employees at the Ravenswood facility are covered by a labor agreement with the USWA that expires May 31, 2006. The agreement calls for fixed increases in hourly wages and provides for certain benefit adjustments each year.
      In connection with the Hawesville acquisition, Century negotiated a five-year collective bargaining agreement, expiring March 31, 2006, which covers all of the represented hourly employees at the Hawesville facility. The agreement provides for fixed increases in hourly wages in the first, third, fourth and fifth years and certain benefit adjustments over the life of the agreement.
      At the Gramercy plant, GAL employs 135 salaried employees and 352 unionized hourly employees. In connection with the acquisition, GAL negotiated a new collective bargaining agreement with the United Steelworkers of America that covers all of the represented hourly employees at the Gramercy plant. The wage, benefit and other terms of that agreement, which expires in September 2005, are substantially identical to the terms of the previous agreement with Kaiser. The Company and Noranda established or provide directly certain operating level business functions for the Gramercy plant that were provided by Kaiser prior to the acquisition, including: procurement; shipping; engineering; sales and marketing; human resources; treasury; environmental programs; insurance; information technology and business systems; tax and legal.

Foreign Operations
      In Iceland, the Company employs 205 people at the Nordural facility, of whom 163 are hourly employees and 42 are salaried. There are six national labor unions represented in Nordural’s unionized work force. The labor contract with these unions, which sets forth the work rules and wages for the covered employees, expired on December 31, 2004. A new contract is expected to be settled early in 2005. Nordural expects to hire up to 160 new employees for the expansion, comprised of approximately 155 hourly employees and 5 salaried employees.
      At the Jamaican mining operations, SABL employs approximately 589 employees, comprised of approximately 139 unionized and non-unionized salaried employees, 333 unionized hourly employees and 117 rotating temporary workers. SABL is currently negotiating with local unions to enter into new labor contracts that are expected to contain substantially similar terms to recently expired labor contracts. The Company and Noranda established or provide directly all non-operating level and certain operating level business functions for the mining operations that were provided by Kaiser prior to the acquisition, including: procurement; shipping; engineering; sales and marketing; human resources; treasury; environmental programs; insurance; information technology and business systems; and legal.

Benefit Plans
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

      In connection with the Gramercy acquisition, GAL agreed to establish a defined benefit pension plan and a defined contribution plan for employees of the Gramercy plant to replace the plans previously provided by Kaiser. Kaiser retained all worker compensation, pension and post-retirement medical obligations related to pre-acquisition operations at the Gramercy plant.
      In connection with the bauxite mining acquisition, SABL assumed all of Kaiser’s pension and benefit obligations for the employees of the mining operations.

Item 2.	Properties
      The Nordural facility is located in Grundartangi, Iceland, approximately 25 miles northwest of Reykjavik, Iceland’s capital. Built in 1998, the Nordural facility is the Company’s most recently constructed and lowest cost facility. It has an annual production capacity of approximately 198 million pounds, which will increase by up to 269 million pounds to approximately 467 million pounds upon completion of an ongoing expansion of the facility, with potential for further expansion to 573 million pounds of annual production capacity. The Nordural facility is situated on two hundred acres leased from the Government of Iceland. See Item 1, “Business — Facilities and Production — Nordural Facility.” The Nordural facility is subject to mortgages in connection with Nordural’s term loan facility as further described in Part II, Item 7, “Management’s Discussion and Analysis — Debt Service.”
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
      The Ravenswood facility occupies 350 acres on a site totaling 2,290 acres located adjacent to the Ohio River near Ravenswood, West Virginia. The Ravenswood facility was built in 1957 and has an annual production capacity of approximately 375 million pounds. See Item 1, “Business — Facilities and Production — Ravenswood Facility.”
      The Hawesville and Ravenswood facilities are subject to mortgages in connection with the Company’s outstanding debt as further described in Part II, Item 7, “Management’s Discussion and Analysis — Debt Service.”
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
      The Gramercy plant sits on a site totaling 1,650 acres located adjacent to the Mississippi River in Gramercy, Louisiana. The Gramercy plant began operations in 1959 and consists of a production facility, a powerhouse for steam and electricity production, a deep water dock and a barge loading facility. Extensive portions of the Gramercy plant were rebuilt and modernized between 2000 and 2002. The Gramercy plant currently produces alumina at a capacity rate of approximately 1.2 million metric tons per year, consisting of approximately 80% smelter grade alumina and 20% alumina hydrate, or chemical grade alumina. See Item 1, “Business — Facilities and Production — The Gramercy Facility” for a description of the alumina refining operations at the Gramercy plant.
      The bauxite mining operations of the Company are located in St. Ann, Jamaica. Under the terms of mining rights granted by the GOJ, SABL mines the land covered by the mining rights and the GOJ retains surface rights and ownership of the land. The GOJ granted the mining rights and entered into other agreements with SABL for the purpose of ensuring the Gramercy plant will have sufficient reserves to meet its annual alumina requirements and existing or contemplated future obligations under third party contracts. Under the mining rights, SABL is entitled to mine 4.5 million dry metric tons, or DMT, of bauxite on specified lands annually through September 30, 2030. The GOJ is required to provide additional land if the land covered by the mining rights does not contain sufficient levels of commercially exploitable bauxite. See Item 1, “Business — Facilities and Production — The Gramercy Facility” for a description of the alumina refining operations at the Gramercy plant and bauxite mining operations in Jamaica.
      Equipment failures at the Ravenswood, Mt. Holly, Hawesville, Nordural, or Gramercy facilities could limit or shut down the Company’s production for a significant period of time. In order to minimize the risk of equipment failure, the Company follows a comprehensive maintenance and loss prevention program and periodically reviews its failure exposure.
      The Company may suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. See Part II, Item 7, “Risk Factors.”

Item 3.	Legal Proceedings
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
      No matters were submitted to a vote of security holders of the Company during the fourth quarter of 2004.
Executive Officers
      The following table sets forth certain information concerning the executive officers of the Company. Each such person serves at the discretion of the Board of Directors.

		Business Experience and Principal Occupation or
		Employment During the Past 5 Years;
Name	Age	Positions Held with Company

Craig A. Davis	64	Chairman of the Company for more than five years. Chief Executive Officer of the Company for more than five years.

Gerald J. Kitchen	64	Executive Vice President, General Counsel and Chief Administrative Officer of the Company for more than five years.

David W. Beckley	60	Executive Vice President and Chief Financial Officer of the Company for more than five years.

E. Jack Gates	63	Executive Vice President and Chief Operating Officer since October 2003, Vice President, Reduction Operations, of the Company since December 2000; President and Chief Executive Officer of F.G. Pruitt, Inc., from 1997 until December 2000; various management positions with Reynolds Metals Company from 1964 until 1997.

Daniel J. Krofcheck	51	Vice President and Treasurer of the Company for more than five years.

		Business Experience and Principal Occupation or
		Employment During the Past 5 Years;
Name	Age	Positions Held with Company

Steve Schneider	49	Vice President and Corporate Controller of the Company since April 2002; Corporate Controller of the Company since April 2001; Private Business Consultant from 2000 through April 2001; various management positions with Alcoa Inc. from 1977 until 2000.

Peter C. McGuire	57	Vice President and Associate General Counsel for the Company since April 2002; Associate General Counsel for the Company for more than five years.
      Craig A. Davis, who served as the Company’s Chief Executive Officer for more than five years through January 1, 2003, was reelected as its Chief Executive Officer on October 15, 2003.
PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters
      The Company’s common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.

	High	Low

2004
Fourth Quarter	$29.10	$22.42
Third Quarter	$28.00	$21.70
Second Quarter	$29.40	$18.64
First Quarter	$29.70	$19.15
2003
Fourth Quarter	$22.25	$10.41
Third Quarter	$12.71	$6.90
Second Quarter	$7.61	$5.82
First Quarter	$7.65	$5.61
      At February 28, 2005, there were 23 holders of record of the Company’s outstanding common stock, which does not include the number of beneficial owners whose common stock was held in street name.
      The Company did not declare any dividends in 2004 or 2003 on its common stock. The Company did not declare or pay any dividends in 2003 on its preferred stock; however, in May 2004, the Company paid $3.3 million in dividend arrearages on its convertible preferred stock. In May 2004, all of the outstanding shares of the Company’s convertible preferred stock were converted into common stock, eliminating the accumulation of dividends on the Company’s preferred stock. The Company’s revolving credit facility and the indenture governing the Company’s senior notes, among other things, contain restrictions on the payment of dividends by the Company. See Part II, Item 7, “Liquidity and Capital Resources.” Nordural’s new term loan facility, among other things, contains restrictions on Nordural’s ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis — Recent Developments — Nordural’s New Term Loan Facility.” The Company has the capacity to pay dividends subject to certain financial covenants under the revolving line of credit and the indenture governing its senior notes. Although the Company does not anticipate declaring dividends in the near future, under its most restrictive covenants contained in the revolving line of credit, the Company would be permitted to pay dividends up to $5.0 million.

Item 6.	Selected Consolidated Financial Data
      The following table presents consolidated financial data of the Company for the years indicated. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2004 and 2003 and the selected consolidated statement of operations data for each of the years ended December 31, 2004, 2003, and 2002 is derived from the Company’s consolidated financial statements audited by Deloitte & Touche LLP which are included herein. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2002, 2001 and 2000 and the selected consolidated statement of operations data for each of the years ended December 31, 2001 and 2000 is derived from the Company’s consolidated financial statements audited by Deloitte & Touche LLP which are not included herein. The Company’s selected historical results of operations include:

•	the results from the additional 23% interest in the Mt. Holly facility since the Company acquired it in April 2000;

•	the results from the 80% interest in the Hawesville facility since the Company acquired it in April 2001;

•	the results from the remaining 20% interest in the Hawesville facility since the Company acquired it in April 2003;

•	the results from the Nordural facility since the Company acquired it in April 2004; and

•	the Company’s equity in the earnings of GAL and SABL since the Company acquired a 50% joint venture interest in those companies in October 2004.
      Accordingly, the results for those periods and prior periods are not fully comparable to the results of operations for fiscal year 2004 and are not indicative of the Company’s current business. The information set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data” and notes thereto appearing in Part II, Items 7 and 8, respectively.

	Year Ended December 31,

	2004(6)	2003(4)	2002	2001(2)	2000(1)

	(In thousands, except per share data)
Statement of Operations Data:
Net sales — third party customers	$897,538	$660,593	$603,744	$543,453	$299,277
Net sales — related parties	163,209	121,886	107,594	111,469	129,320

Total net sales	1,060,747	782,479	711,338	654,922	428,597
Cost of goods sold	884,273	734,441	691,277	634,214	396,139

Gross profit	176,474	48,038	20,061	20,708	32,458
Selling, general and administrative expenses	24,916	20,833	15,783	18,598	13,931

Operating income	151,558	27,205	4,278	2,110	18,527
Gain on sale of fabricating businesses	—	—	—	—	5,156
Interest expense — third party	(39,946)	(41,269)	(40,813)	(31,565)	(408)
Interest expense — related parties	(380)	(2,579)	—	—	—
Interest income	1,086	339	392	891	2,675
Loss on early extinguishment of debt(7)	(47,448)	—	—	—	—
Other income (expense)	(1,305)	(688)	(1,843)	2,592	6,461
Net gain (loss) on forward contracts(3)	(21,521)	25,691	—	(203)	4,195

	Year Ended December 31,

	2004(6)	2003(4)	2002	2001(2)	2000(1)

	(In thousands, except per share data)
Income (loss) before income taxes, minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	42,044	8,699	(37,986)	(26,175)	36,606
Income tax benefit (expense)	(14,894)	(2,841)	14,126	8,534	(11,301)

Income (loss) before minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	27,150	5,858	(23,860)	(17,641)	25,305
Minority interest	—	986	5,252	3,939	—
Equity in earnings of joint venture(8)	821	—	—	—	—

Income (loss) before cumulative effect of change in accounting principle	27,971	6,844	(18,608)	(13,702)	25,305
Cumulative effect of change in accounting principle, net of tax benefit of $3,430(5)	—	(5,878)	—	—	—

Net income (loss)	27,971	966	(18,608)	(13,702)	25,305
Preferred dividends	(769)	(2,000)	(2,000)	(1,500)	—

Net income (loss) applicable to common shareholders	$27,202	$(1,034)	$(20,608)	$(15,202)	$25,305

Earnings (Loss) Per Common Share:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.95	$0.23	$(1.00)	$(0.74)	$1.25
Cumulative effect of change in accounting principle	—	(0.28)	—	—	—

Net income (loss)	$0.95	$(0.05)	$(1.00)	$(0.74)	$1.25

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.95	$0.23	$(1.00)	$(0.74)	$1.24
Cumulative effect of change in accounting principle	—	(0.28)	—	—	—

Net income (loss)	$0.95	$(0.05)	$(1.00)	$(0.74)	$1.24

Dividends Per Common Share	$0.00	$0.00	$0.15	$0.20	$0.20

	December 31,

	2004(6)(8)	2003(4)(5)	2002	2001(2)	2000(1)

	(In thousands)
Balance Sheet Data (at period end):
Working capital	$(103,367)	$78,534	$94,618	$62,312	$76,701
Intangible asset — power contract-net	86,809	99,136	119,744	146,002	—
Total assets	1,330,870	810,326	765,167	776,706	333,770
Long-term debt	330,711	336,310	321,852	321,446	—
Total noncurrent liabilities	560,595	513,758	453,011	441,329	74,511
Total shareholders’ equity	382,817	187,697	192,132	217,185	202,639

(1)	On April 1, 2000, the Company purchased an additional 23% interest in the Mt. Holly facility from Xstrata, an affiliate of Glencore, increasing the Company’s ownership interest to 49.7%. Accordingly, the results of operations following that date reflect the increased production which resulted from that purchase. Similarly, balance sheet data as of and following December 31, 2000 includes the assets and liabilities related to the additional 23% interest in the Mt. Holly facility.

(2)	On April 1, 2001, the Company purchased the Hawesville facility from Southwire Company. Simultaneously, the Company effectively sold a 20% interest in the Hawesville facility to Glencore. Accordingly, the results of operations following that date reflect the increased production which resulted from Century’s 80% interest. Similarly, balance sheet data as of and following December 31, 2001 includes assets and liabilities related to the Company’s 80% interest in the Hawesville facility.

(3)	On January 1, 2001, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” and related amendments. As a result, to the extent that the Company’s derivatives are designated as effective cash flow hedges, unrealized gains (losses) are reported as accumulated other comprehensive income, rather than reported in the Statement of Operations as was done in 2000. Beginning in 2001, realized gains (losses) resulting from effective cash flow hedges are reported as adjustments to net sales and cost of goods sold.

(4)	In April 2003, the Company purchased Glencore’s 20% interest in the Hawesville facility. Accordingly, the results of operations following that date reflect the increased production which resulted from Century’s additional 20% interest in the Hawesville facility. Similarly, balance sheet data as of and following December 31, 2003 includes assets and liabilities related to the Company’s additional 20% interest in the Hawesville facility.

(5)	With the adoption of SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003, Century recorded an asset retirement obligation (“ARO”) asset of $6,848, net of accumulated amortization of $7,372, a Deferred Tax Asset of $3,430 and an ARO liability of $14,220. The net amount initially recognized as a result of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle.

(6)	In April 2004, the Company purchased the Nordural facility. Accordingly, the results of operations following that date reflect the increased production which resulted from that purchase. Similarly, balance sheet data as of and following December 31, 2004 includes the assets and liabilities related to the interest in the Nordural facility.

(7)	In August 2004, the Company refinanced $325.0 million of its senior secured first mortgage notes due 2008 with the proceeds from a private placement of $250.0 million of 7.5% senior unsecured notes due 2014 and $175.0 million of convertible senior notes due 2024. The Company recorded a loss of $47.4 million for the one-time cost of tendering these notes.

(8)	In October 2004, the Company, together with Noranda, completed the joint purchase of the Gramercy, Louisiana alumina refinery owned by Kaiser and Kaiser’s 49% interest in a Jamaican bauxite mining partnership. The Company uses the equity method of accounting for its investment in the joint venture. Accordingly, the results of operations following that date reflect the Company’s equity in the joint venture income. Similarly, balance sheet data as of and following December 31, 2004 includes assets related to the Company’s interest in the joint venture.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
RISK FACTORS
      The following describes certain of the risks and uncertainties faced by the Company that could cause its future results to differ materially from its current results and from those anticipated in its forward-looking statements. These risk factors should be considered together with the other risks and uncertainties described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein.

The cyclical nature of the aluminum industry causes variability in the Company’s earnings and cash flows.
      The Company’s operating results depend on the market for primary aluminum, which is a cyclical commodity affected by global demand and supply conditions. Historically, global demand and prices for primary aluminum have fluctuated in part due to economic and market conditions in the United States and other major global economies, as well as currency fluctuations. The relative pricing of other materials, such as steel, plastic and glass, which are used as alternatives for aluminum in some applications, also affects demand for aluminum. Certain aluminum end-use markets, including the automotive sector and the building and construction sector, are also cyclical. When downturns occur in these sectors, demand for primary aluminum decreases resulting in lower prices for the Company’s products. Over the past twenty years, the average annual cash price for primary aluminum on the LME was $0.69 per pound and has ranged from a low of $0.47 per pound in 1985 to a high of $1.15 per pound in 1988. The average LME price was $0.65 per pound for the year ended December 31, 2003 and $0.78 per pound for the year ended December 31, 2004. Primary aluminum prices could decline below current levels, reducing the Company’s earnings and cash flows. A prolonged downturn in prices for primary aluminum could significantly reduce the amount of cash available to the Company to meet its current obligations and fund its long-term business strategies.
      Conversely, if prices increase, certain of the Company’s hedging transactions, including its LME-based alumina contracts, may limit the Company’s ability to take advantage of the increased prices. See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”

The Company has reduced its casting and shipping costs by selling molten aluminum to the major customers of its Ravenswood and Hawesville facilities; the loss of one of these major customers would increase its production costs at those facilities.
      A combined total of 53% of the Company’s consolidated net sales for 2004 were derived from sales to Pechiney Rolled Products, LLC and Southwire Company. Pechiney was acquired by Alcan in February 2004. Pechiney’s facility is located adjacent to the Ravenswood facility and Southwire’s facility is located adjacent to the Hawesville facility. Due to this proximity, the Company is able to deliver molten aluminum to these customers, thereby eliminating the Company’s casting and shipping costs and its customers’ remelting costs. The Company has long-term contracts with Pechiney and Southwire which are due to expire at the end of 2005 and at the end of 2011, respectively. The Company has entered into a new contract for the supply of power to the Ravenswood facility that would extend the Pechiney contract through July 31, 2007. The new power contract is subject to certain approvals by the Public Service Commission of West Virginia. See Item 1, “Facilities and Production — Ravenswood facility.” Pechiney has the right to reduce its purchases under its contract by 50%, upon 12 months’ notice, and Southwire has the right to reduce purchases under its contract by 20% beginning in 2009. The Company may be unable to extend or replace these contracts when they terminate. If the Company is unable to renew these contracts when they expire, or if either customer significantly reduces its purchases under those contracts, the Company will incur higher casting and shipping costs.

A material change in the Company’s relationship with Glencore could affect how it purchases raw materials, sell its products and hedge its exposure to metal price risk.
      The Company benefits from its relationship with Glencore International AG, its largest shareholder. The Company has entered into various long-term contracts with Glencore to sell up to 13.4% of its current annual primary aluminum production and to purchase up to 53.5% of its annual alumina requirements under contracts expiring at various dates from 2006 through 2013. In addition, the Company has entered into an alumina tolling agreement with Glencore for 198 million pounds of the expansion capacity at the Nordural facility. The Company also enters into forward sales and hedging contracts with Glencore, which helps the Company manage its exposure to fluctuating aluminum prices. Because Glencore is a major customer, supplier and metal hedge counterparty, a material change in the Company’s relationship with Glencore, including any significant change in its investment in the Company, could affect how the Company purchases raw materials, sells its products and hedges its exposure to metal price risk, which could impact the Company’s operating costs.

Losses caused by disruptions in the supply of power would reduce the profitability of the Company’s operations.
      The Company may incur losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. Large amounts of electricity are used to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, the Company may lose production for a prolonged period of time and incur significant losses. Although the Company maintains property and business interruption insurance to mitigate losses resulting from catastrophic events, it may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events. Certain of the Company’s insurance policies do not cover any losses that may be incurred if the Company’s suppliers are unable to provide power during periods of unusually high demand. Certain losses which are not covered by insurance may trigger a default under the Company’s revolving credit facility.

Changes or disruptions to the Company’s current supply arrangements could increase its raw material costs.
      The Company depends on a limited number of suppliers for alumina, the principal raw material used to produce primary aluminum. Supply of alumina has been constrained over the past two years, and the construction of new production facilities requires substantial lead time. Disruptions to the Company’s supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier’s alumina refinery. These disruptions may require the Company to purchase alumina on less favorable terms than under its current agreements. Spot alumina prices are currently substantially higher than the prices the Company pays under its long-term agreements.
      The Company and Noranda Finance Inc., through 50/50 joint venture companies, recently purchased the Gramercy, Louisiana alumina refinery that supplies the alumina used at the Company’s Hawesville and Noranda’s New Madrid primary aluminum production facilities. As part of the acquisition, the joint venture also purchased an interest in a Jamaican partnership that owns bauxite mining assets in St. Ann, Jamaica. Bauxite is the principal raw material used in the production of alumina and all of the bauxite used at the Gramercy alumina refinery is purchased from the Jamaican partnership. In October 2004, certain equipment used by the partnership to load bauxite at the St. Ann port facility failed, resulting in a temporary interruption of bauxite shipments. The St. Ann port facility, which is used to ship bauxite to the Gramercy alumina facility and to other customers, operated at a reduced shipping level until full operations resumed in December 2004.

If there is a significant disruption of bauxite shipments in the future, the joint venture could incur additional costs if it is required to use bauxite from other sources.

The cost of alumina used at the Hawesville facility may be higher than under the Company’s previous LME-based contract depending on certain market conditions.
      The Gramercy refinery that the Company and Noranda recently acquired from Kaiser supplies all of the alumina used at the Company’s Hawesville facility. Prior to the acquisition, the Company purchased alumina from Kaiser under a long-term contract at prices based on the LME price for primary aluminum. Following the acquisition, that contract was replaced with a contract that provides for alumina prices based on the Gramercy refinery’s production costs. As a result, the price the Company pays for the alumina used at its Hawesville facility is now based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs could be materially higher than the price paid under the Company previous LME-based contract during periods when aluminum prices are low and natural gas prices are high.

Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect the Company’s operating results.
      The Company’s operating results are sensitive to changes in the price of primary aluminum and the raw materials used in its production. Although the Company attempts to mitigate the effects of such price fluctuations through the use of various fixed-price commitments and financial instruments, these efforts may limit its ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials. See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”
      Electricity represents the Company’s single largest operating cost. As a result, the availability of electricity at affordable prices is crucial to the profitability of the Company’s operations. While the Company purchases primarily all of its electricity for its existing U.S. facilities under fixed-price contracts through 2005, a portion of the contracted cost of the electricity supplied to the Mt. Holly facility varies with supplier’s fuel costs. An increase in these fuel costs would increase the price the Mt. Holly facility pays for electricity. The fixed price portions of the Company’s current power contracts are due to expire at various times from the end of 2005 through 2010. The Company has entered into a new power contract with Appalachian Power Company for the supply of power to the Ravenswood facility beginning January 1, 2006. That agreement, which must be affirmed by the Public Services Commission of West Virginia, would have an initial term of 2 years and continue thereafter until the Company gives 12 months’ notice of cancellation. If the Company is unable to obtain power at affordable rates upon the expiration of its contracts, the Company may be forced to curtail or idle a portion of its production capacity, which would lower its revenues and adversely affect the profitability of its operations.

The Company is subject to the risk of union disputes.
      The bargaining unit employees at the Company’s Ravenswood and Hawesville facilities and at the Gramercy refinery are represented by the United Steel Workers of America. The Company’s labor contracts expire in 2006 at the Ravenswood and Hawesville facilities and in 2005 at the Gramercy plant. Nordural’s employees are represented by unions and were employed under a contract that expired at the end of 2004. New labor contracts are being negotiated to replace the recently expired contracts covering employees at Nordural and the Jamaican bauxite mining operations. The Company may be unable to satisfactorily renegotiate those labor contracts. In addition, existing labor contracts may not prevent a strike or work stoppage at any of these facilities in the future, and any such work stoppage could prevent or significantly impair the Company’s ability to conduct production operations at those facilities.

The Company depends on key management personnel.
      The Company’s management structure is streamlined and, as a result, it relies heavily on a small core senior management team. The unexpected loss of the services of one or more key employees could significantly harm the Company’s business, financial condition and operating results. The employment agreements for certain key management personnel expire at the end of 2005 and it is anticipated that one or more of those individuals may retire at that time.

The Company is subject to a variety of environmental laws that could result in costs or liabilities.
      The Company is obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of Iceland, the European Economic Area and Jamaica. Environmental laws and regulations may expose the Company to costs or liabilities relating to its manufacturing operations or property ownership. The Company incurs operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, the Company is currently and may in the future be responsible for the cleanup of contamination at some of its current and former manufacturing facilities or for the amelioration of damage to natural resources. For example, the Company, along with others, including former owners of the Company’s former St. Croix facility, received notice of a threatened lawsuit alleging natural resources damages at the facility. While it is not presently possible to determine the outcome of this matter, the Company’s known liabilities with respect to this and other matters relating to compliance and cleanup, based on current information, are not expected to be material and should not materially adversely affect the Company’s operating results. However, if more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered, or if contributions from other responsible parties with respect to sites for which the Company has cleanup responsibilities are not available, the Company may be subject to additional liability, which may be material. Further, additional environmental matters for which the Company may be liable may arise in the future at its present sites where no problem is currently known, with respect to sites previously owned or operated by the Company, by related corporate entities or by its predecessors, or at sites that the Company may acquire in the future. Overall production costs may become prohibitively expensive and prevent the Company from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Expenditures and Other Contingencies” and Note 12 to the Company’s audited consolidated financial statements for a detailed description of the Company’s environmental matters and associated costs and risks.

Acquisitions may present difficulties for the Company.
      In April 2004, the Company acquired the Nordural facility, which is located in Grundartangi, Iceland. In October 2004, the Company acquired a joint venture interest in an alumina refinery located in Gramercy, Louisiana and a 49% interest in related bauxite operations in Jamaica. The Company may make other strategic acquisitions in the future. The Company is subject to numerous risks as a result of its acquisitions, including the following:

•	it may be difficult for the Company to manage its existing business as it integrates acquired operations;

•	the Company may not achieve the anticipated reductions in average unit production costs as a result of its acquisitions; and

•	management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming, and difficult.
      Accordingly, the Company’s recent or future acquisitions might not improve the Company’s competitive position and business prospects as anticipated.

The Company may not realize the expected benefits of the planned expansion of the Nordural facility.
      The ongoing expansion of the Company’s Nordural facility, which is expected to be completed in late 2006, will more than double the facility’s existing production capacity. The expected benefits of the expansion may not be realized if Nordural is unable to complete the expansion in the time forecast or experiences significant cost overruns. The Company may add additional capacity to the current expansion project or in a future expansion of the Nordural facility. In each case, the Company’s ability to add the additional capacity depends on its ability to enter into certain key contracts for that capacity.

Operating in foreign countries exposes the Company to political, regulatory, currency and other related risks
      The Nordural facility is the Company’s first facility located outside of the United States. The bauxite operations related to the Gramercy plant, which the Company recently acquired through a joint venture with Noranda, are located in Jamaica. The Company may in the future consider other acquisitions in foreign countries. International operations may expose the Company to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt the Company’s systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, the Company will be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase its operating expenses which are denominated and payable in those currencies. For example, Nordural’s revenues are denominated in U.S. dollars, while its labor costs are denominated in Icelandic kronur and a portion of its anode costs are denominated in euros.

The Company’s historical financial information may not be comparable to its results for future periods.
      The Company historical financial information is not necessarily indicative of its future results of operations, financial position and cash flows. For example, the Company’s historical financial data does not reflect the effects of:

•	its acquisition of the remaining 20% interest in the Hawesville facility prior to April 1, 2003;

•	its acquisition of the Nordural facility prior to April 27, 2004; and

•	the equity earnings of the joint venture purchases of the Gramercy assets.

The Company’s high level of indebtedness requires significant cash flow to meet its debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits the Company’s ability to pursue its growth strategy.
      The Company is highly leveraged. It had an aggregate of approximately $524.1 million of outstanding indebtedness for borrowed money as of December 31, 2004. In addition, Nordural can borrow up to an aggregate of $365.0 million under its new term loan facility. The level of the Company’s indebtedness could have important consequences, including:

•	limiting cash flow available for capital expenditures, acquisitions, dividends, working capital and other general corporate purposes because a substantial portion of its cash flow from operations must be dedicated to servicing its debt;

•	increasing its vulnerability to adverse economic and industry conditions;

•	limiting its flexibility in planning for, or reacting to, competitive and other changes in its business and the industry in which it operates;

•	placing the Company at a disadvantage compared to its competitors who may have less debt and greater operating and financing flexibility than it does; and

•	limiting the Company’s ability to borrow additional funds, which may prevent it from pursuing favorable acquisition opportunities when they arise.
      In addition to its indebtedness, the Company’s has liabilities and other obligations which could reduce cash available for other purposes and limit its ability to pursue its growth strategy. See “Liquidity and Capital Resources.” The Company will need a significant amount of cash to service its debt. While the Company’s debt service has decreased as a result of the 2004 refinancing, it will increase as Nordural draws down under its new term loan facility. In addition, the Company will be required to settle in cash up to the principal amount of its convertible notes (which are convertible at any time) upon conversion, which could increase its debt service obligations.

      The Company is also exposed to risks of interest rate increases. Nordural recently entered into a new $365.0 million senior term loan facility. Nordural’s annual debt service requirements will vary, as amounts outstanding under its new term loan facility will bear interest at a variable rate.
      The Company’s ability to pay interest and to repay or refinance its indebtedness, including its senior term notes and convertible notes, and satisfy other commitments, including funding the Nordural expansion, will depend upon its future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors that are beyond its control. Accordingly, there is no assurance that the Company’s business will generate sufficient cash flow from operations or that future borrowings will be available to the Company in an amount sufficient to enable it to pay its indebtedness, including the notes, or to fund its other liquidity needs. If the Company is unable to meet its debt service obligations or fund its other liquidity needs, the Company could attempt to restructure or refinance its indebtedness or seek additional equity capital. There can be no assurance that the Company will be able to accomplish those actions on satisfactory terms, or at all.

Restrictive covenants in the Company’s credit facilities and the indenture governing its senior notes limit the Company’s ability to incur additional debt and pursue its growth strategy.
      The Company’s revolving credit facility and the indenture governing its senior term notes each contain various covenants that restrict the way it conducts its business and limits the Company’s ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, which may impair its ability to pursue its growth strategy. See “Liquidity and Capital Resources — Debt Service.” Any failure to comply with those covenants may constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of its outstanding indebtedness and termination of commitments under its revolving credit facility. If its indebtedness is accelerated, the Company may be unable to repay those amounts upon acceleration and the Company’s secured lenders could foreclose on any collateral securing the Company’s secured debt.
      Substantially all of Nordural’s assets are pledged as security under its new term loan facility, including, but not limited to, all of Nordural’s property, plant and equipment related to the smelter and the harbor area and all of Nordural’s current and future inventory, receivables, insurance policies, bank accounts, and rights under specified contracts relating to the operation of the Nordural facility, including its tolling, anode supply and power contracts having a term longer than two years. In addition, the shares of Nordural have been pledged to the lenders as collateral. If Nordural is unable to comply with these covenants, the lenders would be able to cancel commitments under Nordural’s loan facility, cause all or part of the amounts outstanding under the loan facility to be immediately due and payable and foreclose on any collateral securing the loan facility. The new term loan facility also contains restrictions on Nordural’s ability to pay dividends, including a requirement that Nordural make a repayment of principal in an amount equal to 50% of any dividend paid to shareholders. See “Liquidity and Capital Resources.” Based on Nordural’s needs for cash to finance its expansion and operations, the Company does not currently anticipate that Nordural will distribute any cash until the expansion is complete.

The Company depends upon dividends from its subsidiaries to meet its debt service obligations.
      The Company is a holding company and conducts all of its operations through its subsidiaries. The Company’s ability to meet its debt service obligations depends upon its receipt of dividends from its subsidiaries. Nordural’s new senior term loan facility places significant limits on Nordural’s ability to pay dividends. Subject to the restrictions contained in the Company’s revolving credit facility and the indenture governing its senior notes, future borrowings by the Company’s subsidiaries could contain restrictions or prohibitions on the payment of dividends by those subsidiaries. In addition, under applicable law, the Company’s subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.

Despite current levels of indebtedness, the Company may be able to incur substantially more indebtedness.
      Despite its current and anticipated debt levels, the Company may be able to incur significant additional indebtedness from time to time, subject to the restrictions contained in its revolving credit facility and the indenture governing its senior term notes. The Company may borrow amounts under its revolving credit facility, and any such borrowings would be secured by all of the Company’s accounts receivable and inventory. Although the indenture governing the notes contains restrictions on the Company’s incurrence of debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, the Company could incur substantial indebtedness while remaining in compliance with these restrictions. See “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Liquidity and Capital Resources.”

The price of the Company’s common stock may fluctuate significantly.
      The market price of the Company’s common stock has experienced significant volatility from time to time, and this volatility may continue in the future. From January 1, 2004, through March 11, 2005, the intra-day sales price of our common stock on NASDAQ ranged from $18.64 to $34.27 per share. In addition, the securities markets have experienced significant price and volume fluctuations. The market price for the Company’s common stock may be affected by a number of factors, including actual or anticipated variations in the Company’s quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommendations by securities analysts, changes in research coverage by securities analysts, the conversion of some or all of the Company’s outstanding convertible notes, any announcement by the Company of significant acquisitions, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry and sales of substantial numbers of shares by current holders of the Company’s common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to the Company’s operating performance may cause the market price of its common stock to be volatile.

Provisions in the Company’s charter documents and state law may make it difficult for others to obtain control of the Company, even though some stockholders may consider it to be beneficial.
      Certain provisions of the Company’s restated certificate of incorporation and amended and restated bylaws, as well as provisions of the Delaware General Corporation Law may have the effect of delaying, deferring or preventing a change of control of the Company, including transactions in which the Company’s stockholders might otherwise have received a substantial premium for their shares over then current market prices. For example, these provisions:

•	give authority to the Company’s board of directors to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any stockholder vote;

•	provide, under the Company’s charter documents, for a board of directors consisting of three classes, each of which serves for a different three-year term;

•	require stockholders to give advance notice prior to submitting proposals for consideration at stockholders’ meetings or to nominate persons for election as directors; and

•	restrict, under the Company’s charter documents, certain business combinations between us and any person who beneficially owns 10% or more of its outstanding voting stock.
      In addition, certain officers of the Company have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of the Company. The Company’s 1996 Stock Incentive Plan also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change of control, and the Company’s Non-Employee Directors Stock Option Plan provides for acceleration of an option holder’s ability to exercise stock options upon a change of control.

Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion reflects the Company’s historical results of operations, which do not include results from: (1) the Company’s 80% interest in the Hawesville facility until acquired in April 2001, (2) the remaining 20% interest in the Hawesville facility until acquired in April 2003, (3) the Company’s ownership of Nordural until acquired in late April 2004 and (4) the Company’s ownership interest in the Gramercy assets until acquired in October 2004. Accordingly, the results for fiscal years 2002 and 2003 are not fully comparable to the results of operations for fiscal year 2004. Historical results are not indicative of the Company’s current business. You should read the following discussion in conjunction with the Company’s consolidated financial statements included elsewhere in this filing.
Overview
      The Company produces primary aluminum. The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand. The key determinants of the Company’s results of operations and cash flow from operations are as follows:

•	The Company’s selling price is based on the LME price of primary aluminum and fixed price sales contracts.

•	The Company’s plants operate at or near capacity, and fluctuations in volume, other than through acquisitions, generally are small.

•	The principal components of cost of goods sold are alumina, power and labor, which were in excess of 70% of the 2004 cost of goods sold. Many of these costs are covered by long-term contracts as described below.
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
      Cost of goods sold, excluding alumina, is expected to remain relatively stable because the Company’s plants operate near capacity and its major cost drivers are covered by long-term contracts. Fluctuations in the cost of alumina are expected as the pricing in these contracts, except for the Gramercy alumina contract, is variable and based on LME prices. Power contracts for U.S. facilities provide for primarily fixed priced power through 2005, subject to adjustments for fuel costs for Mt. Holly. On February 18, 2005, Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity to the Ravenswood facility beginning January 1, 2006. See Item 1, “Business — Facilities and Production — Ravenswood Facility.” Power usage is expected to be consistent with prior periods. Labor costs should be consistent with modest increases for negotiated salary and benefit increases.
      Through the Company’s ownership of the Ravenswood, Hawesville and Nordural facilities, and the Company’s ownership interest in the Mt. Holly facility, the Company has an annual production capacity of approximately 1.4 billion pounds of primary aluminum.
Recent Developments

Nordural’s New Term Loan Facility
      On February 10, 2005, Nordural executed a loan agreement and other agreements and documents related to a new $365.0 million senior term loan facility arranged by Landsbanki Islands hf. and Kaupthing Bank hf. The term loan facility closed and funded on February 15, 2005. Amounts borrowed under the new term loan facility refinanced debt under Nordural’s prior term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Borrowings are subject to customary conditions, including the absence of any default under the loan agreement or any material adverse change in Nordural’s condition (financial or otherwise), business, operations, assets, liabilities or prospects. See “Liquidity and Capital Resources — Debt Service — Nordural’s New Term Loan Facility”

The Gramercy Acquisition
      On October 1, 2004, the Company and Noranda Finance Inc., through 50/50 joint venture companies, acquired an alumina refinery in Gramercy, Louisiana and related bauxite mining assets in Jamaica (collectively, the “Gramercy assets”) from Kaiser Aluminum & Chemical Company (the “Gramercy acquisition.”). The purchase price for the Gramercy assets was approximately $23 million, subject to working capital adjustments. The Company and Noranda each paid one-half, or $11.5 million of the unadjusted purchase price. Kaiser sold the Gramercy assets as part of its reorganization to emerge from Chapter 11 bankruptcy. Gramercy has an annual production capacity of 1.2 million metric tons of alumina, approximately 80% of which is supplied to the Hawesville facility and to a primary aluminum production facility separately owned by Noranda. The Hawesville facility purchases virtually all of its alumina requirements from Gramercy.
      In October 2004, certain bauxite loading equipment used by the bauxite mining partnership at its St. Ann, Jamaica port facility failed, resulting in a temporary interruption of bauxite shipments from the facility. The St. Ann port facility, which is used to ship bauxite to the Gramercy alumina facility and to other customers, operated at a reduced shipping level until full operations resumed in December 2004.
     Post-Acquisition Operation of the Gramercy assets
      Alumina is the principal raw material used in the production of primary aluminum. The Company acquired its share of the Gramercy assets to ensure a stable supply of alumina to the Company’s primary aluminum production facilities at acceptable costs and to avoid the risk of significant cost increases if the Company was required to replace this source of supply in the current high priced and volatile spot alumina market.
      Prior to the acquisition, the Gramercy assets were operated by Kaiser as a non-autonomous part of Kaiser’s business. The dominant portion of the revenues from these operations was derived from alumina sales to Century and to Noranda. Following the acquisition, the Company uses its share of the Gramercy assets as a source of alumina for its Hawesville facility. Third party CGA and bauxite sales are incidental and, standing alone, are not significant and will be maintained only to optimize fixed costs. Further, Century and Noranda have assumed certain essential management and business functions previously provided by Kaiser. Accordingly, there is a lack of continuity between pre- and post-acquisition revenue-producing activity and the manner in which essential management and business functions are handled. In addition, Kaiser did not maintain separate financial statements for the operations that comprise the Gramercy assets. Based on the foregoing, the Company believes that disclosure of historical financial information relating to the Gramercy assets would not be material to an understanding of the Company’s future operations.

The 2004 Refinancing
      On August 26, 2004, the Company announced the Company’s repurchase of approximately $315.1 million in aggregate principal amount of the Company’s 11.75% senior secured first mortgage notes due 2008 that were validly tendered pursuant to a tender offer and consent solicitation commenced on July 29, 2004. Under the terms of the tender offer, the Company paid $1,096.86 for each $1,000 principal amount of first mortgage notes purchased in the tender offer, plus accrued and unpaid interest. Holders who tendered their notes prior to 5:00 p.m., New York City time, on August 6, 2004, received an additional payment of $20.00 per $1,000 of principal amount of first mortgage notes tendered.
      The primary purpose of the tender offer and consent solicitation was to refinance $325.0 million of the Company’s outstanding first mortgage notes with debt bearing a lower interest rate, thereby reducing the Company’s annual interest expense. Approximately $9.9 million in aggregate principal amount of first mortgage notes remain outstanding following the tender offer and are scheduled to mature on April 15, 2008.

In connection with the tender offer and consent solicitation, the Company received consents needed to amend the indenture governing the remaining first mortgage notes to eliminate substantially all restrictive covenants and certain default provisions. The Company has provided the trustee under the indenture notice of its intent to call for redemption all outstanding first mortgage notes on or about April 15, 2005.
      The Company financed the tender offer and consent solicitation with a portion of the net proceeds from (i) the private placement of $175.0 million aggregate principal amount of the Company’s 1.75% convertible senior notes due August 1, 2024, and (ii) the private placement of $250.0 million aggregate principal amount of the Company’s 7.5% senior notes due August 15, 2014. The Company used the remaining proceeds from the sale of the Company’s convertible notes and senior notes for general corporate purposes.

The Nordural Acquisition and Expansion
      On April 27, 2004, the Company completed the acquisition of all of the outstanding equity shares of Nordural hf. (now known as Nordural ehf.) from Columbia Ventures Corporation. Nordural is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland. Built in 1998, the Nordural facility is the Company’s most recently constructed and lowest cost facility. It currently has an annual production capacity of approximately 198 million pounds.
      Since the acquisition, the Company has commenced work on an expansion of the Nordural facility to increase its annual production capacity to approximately 467 million pounds, or more than double its current annual production capacity. As currently planned, the expansion will add up to 269 million pounds to the Nordural facility’s annual production capacity. The expansion is projected to be completed by late 2006 and is expected to cost approximately $454 million.
      In connection with the expansion, the Company agreed on the terms of amendments to several long-term contracts with the Government of Iceland, local municipalities and the Grundartangi Harbour Fund, which were effective upon the closing of Nordural’s new term loan facility. The Company agreed to an LME-based ten-year alumina tolling contract with Glencore for 198 million pounds of the expansion capacity. The power needed for the expansion capacity will be purchased under a long-term LME-based agreement with Sudurnes Energy and Reykjavik Energy. The Company’s new energy agreement includes power for approximately 18 million pounds of additional capacity, upon satisfaction of certain conditions, including the completion of a power transmission agreement. With the additional 18 million pounds of capacity, the total annual production capacity of the Nordural facility would increase to 485 million pounds by late 2006. A decision on the additional 18 million pounds of capacity is expected in early 2005. Following completion of the expansion, Nordural will have all the infrastructure and support facilities necessary for further expansion to 573 million pounds of annual production capacity. This expansion would be made at relatively low capital cost. The Company is in discussions for the supply of electric power to support this further expansion.

Key Long-Term Primary Aluminum Sales Contracts
      The Company routinely enters into market priced contracts for the sale of primary aluminum. A summary of Century’s long-term primary aluminum sales contracts is provided below. See Part I, Item 1, “Sales and Distribution” for further discussion of these contracts.

Contract	Customer	Volume	Term	Pricing

Pechiney Metal Agreement	Pechiney	276 to 324 million pounds per year	Through December 31, 2005(1)	Variable, based on U.S. Midwest market

New Sales Contract	Glencore	110 million pounds per year	January 2005 through December 31, 2009	Variable, LME-based

Glencore Metal Agreement	Glencore	45 million pounds per year	January 2004 through December 31, 2013	Variable, based on U.S. Midwest market

Southwire Metal Agreement	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market

		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2008	Variable, based on U.S. Midwest market

Billiton Tolling Agreement(2)	BHP Billiton	198 million pounds	Through December 31, 2013	Variable, LME-based

Glencore Tolling Agreement	Glencore	198 million pounds	Through July 2016(3)	Variable, LME-based

(1)	The Pechiney Metal Agreement will be automatically extended through July 31, 2007, if the Company extends its Ravenswood power contract through that date. On February 18, 2005, Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity to the Ravenswood facility beginning January 1, 2006. See Item 1, “Business — Facilities and Production — Ravenswood Facility.”

(2)	Substantially all of Nordural’s sales consist of tolling revenues earned under a long-term Alumina Supply, Toll Conversion and Aluminum Metal Supply Agreement between Nordural and a subsidiary of BHP Billiton Ltd. (the “Billiton Tolling Agreement”). Under the Billiton Tolling Agreement, which is for virtually all of Nordural’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. The Company acquired Nordural in April 2004.

(3)	As of August 1, 2004, the Company entered into a ten-year LME-based alumina tolling agreement for 198 million pounds of the expansion capacity at the Nordural facility. The term of the agreement will begin upon completion of the expansion, which is expected to be in late-2006.
      Apart from the Pechiney Metal Agreement, New Sales Contract, the Glencore Metal Agreement and Southwire Metal Agreement, the Company had forward delivery contracts to sell 249.4 million pounds and 351.8 million pounds of primary aluminum at December 31, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 13.3 million pounds and 70.5 million pounds of primary aluminum at December 31, 2004 and December 31, 2003, respectively, of which none at December 31, 2004 and 53.5 million pounds December 31, 2003, were with Glencore.

Key Long-Term Supply Agreements

Alumina Supply Agreements
      The Company is party to long-term supply agreements with Glencore that supply a fixed quantity of alumina to the Company’s Ravenswood and Mt. Holly facilities at prices indexed to the price of primary aluminum quoted on the LME. In addition, as part of the Gramercy acquisition, the Company entered into a long-term supply agreement on November 2, 2004 with Gramercy Alumina LLC that supplies a fixed quantity of alumina to the Company’s Hawesville facility at prices based on the alumina production costs at the Gramercy refinery. A summary of these agreements is provided below. The Company’s Nordural facility toll converts alumina provided by BHP Billiton, and will toll convert alumina provided by Glencore beginning in 2006. See Part I, Item 1, “Facilities and Production” for additional discussion of the Company’s alumina and tolling agreements.

Facility	Supplier	Term	Pricing

Ravenswood	Glencore	Through December 31, 2006	Variable, LME-based
Mt. Holly	Glencore	Through December 31, 2006 (54% of requirement)	Variable, LME-based
Mt. Holly	Glencore	Through January 31, 2008 (46% of requirement)	Variable, LME-based
Hawesville	Gramercy Alumina(1)	Through December 31, 2010	Cost-based

(1)	The alumina supply agreement with Gramercy Alumina LLC, which was entered into on November 2, 2004, replaced the Company’s alumina supply agreement with Kaiser.

Electrical Power Supply Agreements
      The Company uses significant amounts of electricity in the aluminum production process. A summary of these power supply agreements is provided below.

Facility	Supplier	Term	Pricing

Ravenswood(1)	Ohio Power Company	Through December 31, 2005	Fixed price
Mt. Holly	Santee Cooper	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010
Hawesville	Kenergy	Through December 31, 2010	Fixed price through 2005, 27% (or 121 MW) unpriced 2006 though 2010
Nordural(2)	Landsvirkjun	Through 2019	Variable rate based on the LME price for primary aluminum.

(1)	On February 18, 2005, Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity to the Ravenswood facility beginning January 1, 2006. The agreement has an initial term of two years and continues thereafter until Century gives 12 months’ notice of cancellation. Appalachian Power has filed a petition with the Public Services Commission of West Virginia (“PSC”) seeking affirmation of its authorization to provide service to the Ravenswood facility. In 2000, the PSC found that the Ravenswood facility was in Appalachian Power’s service territory and had jurisdiction over the provision of service. The agreement will become effective unless the PSC fails to affirm its previous findings. Power under the new agreement is priced under an Appalachian Power tariff.

(2)	In connection with the expansion of the Nordural facility, the Company has entered into contracts with Sudurnes Energy and Reykjavik Energy for the supply of the power required for 269 million pounds of the expansion capacity at the Nordural facility. The Company may purchase additional electrical power under one of those contracts to support the further expansion of the facility. The rate for the power supplied under both contracts will also be LME-based.

Labor Agreements
      The Company’s labor costs at the Ravenswood and Hawesville facilities are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. The six national labor unions represented at the Nordural facility operate under a labor contract that establishes wages and work rules for covered employees. The employees at the Mt. Holly facility are employed by Alcoa and are not unionized. The two national labor unions represented at the Jamaican bauxite mining operations operate under labor contracts that establish wages and work rules for covered employees on a plant specific basis. A summary of key labor agreements is provided below. See Item 1, “Business — Employees and Labor Relations” for additional discussion about the Company’s work force.

Facility	Organization	Term

Ravenswood	USWA	Through May 31, 2006
Hawesville	USWA	Through March 31, 2006
Mt. Holly	Not unionized	Not Applicable
Nordural	Icelandic labor unions	Through December 31, 2004(1)
Gramercy	USWA	Through September 30, 2005
Jamaica	Jamaican labor unions	Through December 31, 2004(2)

(1)	The current labor contract at the Nordural facility expired on December 31, 2004. A new contract is expected to be settled in 2005.

(2)	The labor contracts at the Jamaican bauxite operation expired on December 31, 2004 with respect to unionized hourly employees, and December 31, 2003 with respect to unionized salaried employees. New contracts are expected to be settled in 2005.
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
      In developing its expected long-term rate of return assumption for pension fund assets, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. The Company also considered its historical 10-year compound returns. Century anticipates that the Company’s investments will generate long-term rates of return of 9.0%. The Company’s expected long-term rate of return is based on an assumed asset allocation of 65% equity funds and 35% fixed-income funds.
      The discount rate that the Company utilizes for determining future pension and post employment obligations is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased to 5.75% at December 31, 2004 from 6.25% and 6.5% at December 31, 2003 and 2002, respectively.
      Lowering the expected long-term rate of return by 0.5% (from 9.0% to 8.5%) would have increased the Company’s pension expense for the year ended December 31, 2004 by approximately $0.3 million. Lowering the discount rate assumptions by 0.5% would have increased the Company’s pension expense for the year ended December 31, 2004 by approximately $0.4 million.
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
      The Company assumes medical inflation is initially 9%, declining to 5% over six years and thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2004:

	One	One
	Percentage	Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$2,241	$(1,761)
Effect on accumulated postretirement benefit obligation	$27,101	$(21,511)

Forward Delivery Contracts and Financial Instruments
      The Company routinely enters into market priced physical and fixed-priced financial contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” in accounting for these types of contracts. For those physical delivery contracts which management believes are probable of future delivery, such contracts are classified as normal purchases and normal sales and are not accounted for as derivatives.
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
Results of Operations
      The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in the Company’s Statements of Operations. The following table includes the results from the Company’s additional 20% interest in the Hawesville facility since its acquisition in April 2003, the results from the Company’s purchase of the Nordural facility since its acquisition in April 2004 and the results from the Company’s interest in the Gramercy assets since its acquisition in October 2004.

	Percentage of Net Sales

	2004	2003	2002

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(83.4)	(93.9)	(97.2)

Gross profit	16.6	6.1	2.8
Selling, general and administrative expenses	(2.3)	(2.6)	(2.2)

Operating income	14.3	3.5	0.6
Interest expense	(3.8)	(5.6)	(5.7)
Interest income	0.1	0.1	0.1
Loss on early extinguishment of debt	(4.5)	—	—
Other expense	(0.2)	(0.1)	(0.3)
Net gain (loss) on forward contracts	(2.0)	3.3	—

Income (loss) before income taxes, minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	3.9	1.2	(5.3)
Income tax benefit (expense)	(1.4)	(0.4)	2.0

Income (loss) before minority interest, equity in earnings of joint venture and cumulative effect of accounting change	2.5	0.8	(3.3)
Minority interest	—	0.1	0.7
Equity in earnings of joint venture	0.1	—	—

Income (loss) before cumulative effect of change in accounting principle	2.6	0.9	(2.6)
Cumulative effect of change in accounting principle	—	(0.8)	—

Net income (loss)	2.6%	0.1%	(2.6)%

      The following table sets forth, for the periods indicated, the pounds and the average sales price per pound shipped:

	Primary Aluminum

	Direct		Toll

	Pounds	$/Pound	Pounds	$/Pound

	(pounds in thousands)		(pounds in thousands)
2004
First Quarter	296,743	$0.78	—	$—
Second Quarter(2)	294,816	0.82	35,600	0.60
Third Quarter	292,978	0.83	51,218	0.60
Fourth Quarter	295,287	0.87	51,421	0.64

Total	1,179,824	$0.83	138,239	$0.62

	Primary Aluminum

	Direct		Toll

	Pounds	$/Pound	Pounds	$/Pound

	(pounds in thousands)		(pounds in thousands)
2003
First Quarter	257,040	$0.70	—	—
Second Quarter(1)	290,023	0.68	—	—
Third Quarter	292,567	0.69	—	—
Fourth Quarter	286,912	0.72	—	—

Total	1,126,542	$0.69	—	—
2002
First Quarter	263,019	$0.68	—	—
Second Quarter	262,470	0.69	—	—
Third Quarter	262,262	0.67	—	—
Fourth Quarter	261,544	0.67	—	—

Total	1,049,295	$0.68	—	—

(1)	The table includes the results from the Company’s additional 20% interest in the Hawesville facility since its acquisition in April 2003.

(2)	The table includes the results from the Company’s purchase of the Nordural facility since its acquisition in April 2004.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net sales. Net sales for the year ended December 31, 2004 increased $278.3 million or 36% to $1,061 million. Higher price realizations for primary aluminum in 2004, due to an improved LME price and Midwest premium for primary aluminum, contributed an additional $155.4 million in sales. Shipment volume increased 191.5 million pounds, primarily associated with the Nordural facility acquisition beginning in late April 2004 and the additional 20% interest in the Hawesville facility beginning in April 2003. Tolling revenues from the Nordural facility acquisition contributed an additional $85.4 million in net sales. The remaining $37.5 million increase was associated with increased direct shipment volumes.
      Gross profit. For the year ended December 31, 2004, gross profit improved $128.4 million to $176.5 million. Improved price realizations net of increased alumina costs improved gross profit by $112.6 million with increased shipment volume, primarily a result of the Nordural facility acquisition in April 2004 and the additional 20% interest in the Hawesville facility beginning in April 2003, contributing $36.8 million in additional gross profit. Offsetting these gains were increased power costs due to lower efficiencies and price, $7.7 million; reduced credits to cost of goods sold for lower-of-cost or market adjustments, $5.2 million; raw material quality issues, $4.6 million; and costs associated with the replacement of pot cells and its effect on operational performance, $3.5 million.
      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $4.1 million from the same period in 2003. The increase was primarily a result of incentive compensation expense accruals and increased fees associated with Sarbanes Oxley Section 404 compliance work during the year.
      Interest expense, net: Interest expense during the year ended December 31, 2004 declined $4.3 million to $39.2 million. The change in interest expense was a direct result of the Company’s refinancing activities in the current year.
      Net gain/loss on forward contracts. For the year ended December 31, 2004, net loss on forward contracts was $21.5 million as compared to a net gain on forward contracts of $25.7 million for the same period in 2003. The loss and gain reported for the years ended December 31, 2004 and December 31, 2003, respectively, primarily relate to the early termination in 2003 of a fixed price forward sales contract with Glencore and the improved LME price and Midwest premium for primary aluminum in the current period. See “Business – Sales and Distribution — Mt. Holly.”
      Loss on early extinguishment of debt. For the year ended December 31, 2004, the Company recorded a loss on early extinguishment of debt of $47.4 million for the one-time cost of tendering for the $325.0 million in first mortgage notes.
      Tax provision. Income tax expense for the year ended December 31, 2004 increased $12.1 million due to the changes in income before income taxes discussed above.
      Equity in earnings of joint venture: Equity in earnings from the Gramercy assets, which were acquired on October 1, 2004, was $0.8 million in the current period.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
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
      Gross profit. Gross profit for the year ended December 31, 2003 increased $28.0 million or 139.5% to $48.0 million from $20.1 million for the same period in 2002. Increased shipments, primarily from the additional 20% interest in the Hawesville facility beginning in April 2003, improved gross profit by $5.7 million. The remaining $22.3 million improvement in gross profit was a result of lower depreciation and amortization charges, $5.4 million, primarily due to lower amortization charges related to the intangible asset, see Part II, Item 8, Note 1 to the “Consolidated Financial Statements,” reduced charges to cost of goods sold for lower-of-cost or market inventory adjustments, $7.3 million, and improved price realizations net of increased alumina costs, $10.2 million, other net benefits of $1.0 million, partially offset a charge for the excess cost of spot alumina purchases of $1.6 million due to a production curtailment at a supplier’s production facility.
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
      Other Income/ Expense. Other Expense for the year ended December 31, 2003 declined by $1.2 million primarily due to a write-off in 2002 of $1.7 million in deferred costs associated with a prospective acquisition.
      Net Gain on Forward Contracts. Net Gain on Forward Contracts for the year ended December 31, 2003 was $25.7 million with no gain or loss reported for the same period in 2002. The gain recorded in 2003 primarily relates to the early termination of a fixed price forward sales contract with Glencore. See Part I, Item 1, “Business — Sales and Distribution — Mt. Holly.”
      Tax Provision/ Benefit. Income tax provision increased $17.0 million to $2.8 million from an income tax benefit in 2002. The change in income taxes was a result of a pre-tax gain in 2003 compared to a pre-tax loss in 2002. The 2002 tax benefit was affected by a $1.5 million reduction in estimated income taxes payable relating to the reversal of prior period accruals.
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
Liquidity and Capital Resources
      The Company’s principal sources of liquidity are cash flow from operations and available borrowings under the Company’s revolving credit facility and Nordural’s new term loan facility. The Company’s principal uses of cash are operating costs, payments of interest on the Company’s outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

Debt Service
      As of December 31, 2004, the Company had $524.1 million of indebtedness outstanding, including $9.9 million of principal under the Company’s first mortgage notes, net of unamortized issuance discount, $175.0 million of principal under the Company’s convertible notes, $250.0 million of principal under the Company’s senior notes, $7.8 million in industrial revenue bonds which were assumed in connection with the Hawesville acquisition, and $81.4 million of debt outstanding at Nordural.
      First Mortgage Notes. Interest payments on the Company’s first mortgage notes are payable semiannually in arrears beginning on October 15, 2001. Payment obligations under the notes are guaranteed by the Company’s domestic restricted subsidiaries and secured by mortgages and security interests in 80% of the real property, plant and equipment comprising the Hawesville facility and 100% of the real property, plant and equipment comprising the Ravenswood facility. The first mortgage notes are due to mature in 2008. In August 2004, the Company completed a tender offer and consent solicitation for the Company’s first mortgage notes. In connection with the consent solicitation, the Company entered into a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions contained in the first mortgage notes indenture. The Company purchased approximately $315.1 million in aggregate principal amount of the first mortgage notes validly tendered in the tender offer and not withdrawn. Following the purchase of the first mortgage notes accepted in the tender offer, $9.9 million in aggregate principal amount of the first mortgage notes remain outstanding. See “Management’s Discussion and Analysis — Recent Developments — The 2004 Refinancing.” The Company has provided the trustee under the indenture notice of its intent to call for redemption all outstanding first mortgage notes on or about April 15, 2005.
      Convertible Notes. Interest payments on the Company’s convertible notes are payable semiannually in arrears beginning on February 1, 2005. The Company’s obligations under the notes are guaranteed by each of the Company’s substantial existing and future domestic restricted subsidiaries if and for so long as such subsidiary guarantees the Company’s senior notes. The convertible notes are due to mature on August 1, 2024. The convertible notes are convertible at any time at an initial conversion rate of 32.7430 shares of common stock per $1,000 principal amount of notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of the Company’s common stock. Upon conversion of a convertible note, the holder will receive cash up to the aggregate principal amount of the notes to be converted, and, at the Company’s election, cash, common stock or a combination thereof in respect of the remainder, if any, of the Company’s conversion obligation in excess of the principal amount. The convertible notes are redeemable at the Company’s option beginning on August 6, 2009. The holders may require the Company to repurchase all or part of their convertible notes on each of August 1, 2011, August 1, 2014 and August 1, 2019. The convertible notes are classified as current because they are convertible at any time.
      Senior Notes. Interest payments on the Company’s senior notes are payable semiannually in arrears beginning on February 15, 2005. The senior notes are guaranteed by each of the Company’s substantial existing and future domestic restricted subsidiaries. The senior notes are due to mature on August 15, 2014. The indenture governing the Company’s senior notes contains customary covenants, including limitations on the Company’s ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock. The Company agreed to file and cause to become effective a registration statement to exchange the senior notes for new notes in a transaction registered under the Securities Act. On February 11, 2005, the exchange offer registration statement filed by the Company was declared effective. On March 14, 2005, the exchange offer period expired. All of the Company’s 7.5% Senior Notes due August 15, 2014 were exchanged in the exchange offer. The terms of the exchange notes are substantially identical to the senior notes, except that the exchange notes are not subject to transfer restrictions.
      Revolving Credit Facility. Effective April 1, 2001, the Company entered into a $100.0 million senior secured revolving credit facility with a syndicate of banks. The revolving credit facility will mature on April 2, 2006. The Company’s obligations under the revolving credit facility are guaranteed by each of the Company’s substantial existing domestic subsidiaries and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and the Company’s subsidiary borrowers. The availability of funds under the revolving credit facility is subject to a $30.0 million reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the revolving credit facility are, at the Company’s option, at the LIBOR or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of us. There were no outstanding borrowings under the revolving credit facility as of December 31, 2004 and December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. The Company measures the Company’s borrowing base at month-end. At December 31, 2004, the Company had a borrowing base of $87.9 million under the revolving credit facility. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.
      Glencore Note Payable. In April 2004, the Company repaid the remaining $14.0 million of outstanding principal on a six-year $40.0 million promissory note payable to Glencore that was issued on April 1, 2003 in connection with the Company’s acquisition of the remaining 20% interest in the Hawesville facility. The payment consisted of a $2.0 million required principal payment and an optional $12.0 million prepayment of principal. The Glencore note bore interest at a rate of 10% per annum and was due to mature on April 1, 2009.
      Industrial Revenue Bonds. Effective April 1, 2001, as part of the purchase price for the Hawesville acquisition, the Company assumed industrial revenue bonds, or IRBs, in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the IRBs is paid quarterly. At December 31, 2004, the interest rate on the IRBs was 2.30%. The IRBs are classified as current liabilities because they are remarketed weekly and, under the indenture governing the IRBs, repayment upon demand could be required if there is a failed remarketing. The IRBs are secured by a Glencore guaranteed letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit and have secured the reimbursement obligation with a first priority security interest in the 20% interest in the Hawesville facility. The Company’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be approximately $8.2 million.
      Nordural’s Term Loan Facility. At December 31, 2004 Nordural had $68.5 million of debt outstanding under its then existing $185 million loan facility. On February 10, 2005, Nordural executed agreements and documents related to a new $365.0 million senior term loan facility arranged by Landsbanki Islands hf. and Kaupthing Bank hf. The new term loan facility closed and funded on February 15, 2005. Amounts borrowed under the new term loan facility refinanced debt under Nordural’s former term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s new term loan facility generally will bear interest at a margin over the applicable Eurodollar rate, plus any increased cost of compliance by the lenders with any applicable reserve asset requirements. Nordural’s obligations under the new term loan facility have been secured by a pledge of all of Nordural’s shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural’s assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15.5 million on February 28, 2007 and $14.0 million on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009 and February 28, 2010. If Nordural makes a dividend payment (which dividends are not permitted until the Nordural facility has been expanded to a production level of 212,000 metric tons per year), it must simultaneously make a repayment of principal in an amount equal to 50% of the dividend. The new term loan facility is non-recourse to Century Aluminum Company. All outstanding principal must be repaid at final maturity on February 28, 2010.
      Nordural’s loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2004.

Convertible Preferred Stock
      In connection with the Hawesville acquisition, the Company issued $25.0 million of the Company’s convertible preferred stock to Glencore. The Company was required to pay dividends on the preferred stock at a rate of 8% per year, which was cumulative (see Item 8 Consolidated financial statements, Note 8). In accordance with accounting guidance, no liability for cumulative preferred dividends was recorded until the dividends were declared. In May 2004, the Company used proceeds from the Company’s April 2004 equity offering to pay $3.3 million in dividend arrearages on the Company’s convertible preferred stock. Subsequent to the dividend payment in May 2004, Glencore converted the 500,000 shares of the Company’s convertible preferred stock it owned into 1,395,089 shares of the Company’s common stock, representing a conversion price of $17.92 per share. The conversion was effected in accordance with the terms of the Certificate of Designation for the preferred stock.

Working Capital
      The Company had negative working capital of $103.4 million at December 31, 2004, primarily because the convertible notes are classified as current liabilities. Excluding the convertible notes, working capital would have been $71.6 million.
      The Company’s working capital increased modestly with the acquisition of Nordural in April 2004 and a further proportionate increase is expected as the Nordural expansion comes on line in 2006. With the exception of Nordural, the Company does not anticipate significant changes in working capital. The Company believes that cash flow from operations and borrowing availability under the revolving credit facility will be sufficient to meet working capital needs.

Capital Expenditures
      Capital expenditures for 2004 were $75.0 million, $59.8 million of which was related to the expansion project at the Nordural facility, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. The revolving credit facility limits the Company’s ability to make capital expenditures at its U.S. reduction facilities; however, the Company believes that the amount permitted will be adequate to maintain its properties and business and comply with environmental requirements. The Company anticipates capital expenditures of approximately $20.0 million in 2005, exclusive of the Nordural expansion. The Nordural expansion will require approximately $320.0 million of capital expenditures in 2005. Through December 31, 2004, the Company had outstanding capital commitments related to the Nordural expansion of $218.8 million. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona. Approximately 64% of the expected project costs for the Nordural expansion are denominated in currencies other than the U.S. dollar, primarily the euro and the krona. As of December 31, 2004, the Company had no hedges to mitigate the Company’s foreign currency exposure. See “Management’s Discussion and Analysis — Recent Developments — Nordural Acquisition and Expansion.”

Acquisitions, Liquidity and Financing
      The Company’s strategic objectives are to grow the Company’s aluminum business by acquiring primary aluminum reduction facilities that offer favorable investment returns and lower the Company’s unit production costs, to diversify the Company’s geographic presence, and to pursue opportunities in bauxite mining and alumina refining. The Company anticipates that operating cash flow, together with borrowings under the revolving credit facility and the Nordural term loan facility, will be sufficient to meet its future debt service obligations as they become due, as well as working capital and capital expenditures requirements. The Company’s ability to meet its liquidity needs, including any and all of its debt service obligations, will depend upon the Company’s future operating performance, which will be affected by general economic, financial, competitive, regulatory, business and other factors, many of which are beyond the Company’s control. The Company will continue from time to time to explore additional financing methods and other means to lower its cost of capital, including stock issuances or debt financing and the application of the proceeds to the repayment of bank debt or other indebtedness.

Historical
      The Company’s Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	2004	2003	2002

	(Dollars in thousands)
Net cash provided by operating activities	$105,828	$87,379	$54,486
Net cash used in investing activities	(275,286)	(78,695)	(18,196)
Net cash (used in) provided by financing activities	185,422	(25,572)	(4,586)

Increase (decrease) in cash	$15,964	$(16,888)	$31,704

      Net cash from operating activities of $105.8 million in 2004 was $18.4 million higher than the same period in 2003. Exclusive of the $35.5 million settlement received in 2003 from the termination of the Original Sales Contract and entering into the New Sales Contract with Glencore for the years 2005 through 2009 and the $50.3 million cash payment in 2004 for the tender premium plus accrued interest for the refinancing of the Company’s first mortgage notes, net cash from operating activities increased $104.2 million in 2004. This increase was a direct result of improved price realizations and the added margin contributions from the Nordural facility which was acquired in April 2004.
      Net cash from operating activities in 2003 increased $32.9 million to $87.4 million from the 2002 level. The increase in 2003 was primarily the result of the $35.5 million first quarter termination and settlement of the Original Sales Contract as discussed in Part I, Item 1, “Business — Sales and Distribution.” Gross profit associated with increased shipments of 77.2 million pounds, mainly the result of the April 1, 2003 acquisition of the 20% interest in the Hawesville facility, improved cash provided from operating activities by an additional $5.6 million. Reduced tax refunds of $8.1 million and increased cash payments for interest of $2.0 million, primarily associated with the Glencore Note, partially offset the favorable change in cash from operating activities discussed above.
      The Company’s net cash used in investing activities in 2004 was $275.3 million, an increase of $196.6 million from 2003. The net acquisition cost of the Nordural facility in April 2004 and the Gramercy assets in October 2004 was $198.6 million as compared to the net acquisition cost for the additional 20% interest in the Hawesville facility in April 2003 of $59.8 million. Purchases of property, plant and equipment, including the Nordural expansion costs, were $75.0 million in 2004 as compared to the 2003 purchases of property, plant and equipment of $18.9 million.
      The Company’s net cash used in investing activities was $78.7 million in 2003, consisting of $59.8 million for the acquisition of the 20% interest in the Hawesville facility and $18.9 million of capital expenditures. The use of cash for investing activities in 2002 consisted primarily of capital expenditures.
      Net cash provided by financing activities during 2004 was $185.4 million, an increase of $211.0 million from the previous year. The increase was primarily due to the issuance of $425.9 million of debt, and the issuance of $215.8 million of common stock. This increase was partially offset by debt repayments of $439.9 million, consisting of payments of $315.1 million for the first mortgage notes tendered in a debt refinancing, $106.9 million for the Nordural term loan facility, the $14.0 million repayment of Glencore note debt, and $3.9 million for other miscellaneous debt payments. Additionally, the Company paid $13.1 million of financing fees for the debt issued in the fourth quarter of 2004 and $3.3 million payment of accrued preferred dividends in the second quarter of 2004.
      Net cash used in financing activities in 2003 was a result of paying $26.0 million on the Glencore Note. The cash used for financing activities in 2002 related primarily to common and preferred stock dividend payments made during the year.
      The Company believes that cash flow from operations, its unused revolving credit facility, and Nordural’s new term loan facility will provide sufficient liquidity to meet working capital needs, fund capital improvements and the planned expansion at Nordural, and provide for the debt service requirements.
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

	Payments Due by Period

	Total	<1 Year	1-3 Years	3-5 Years	>5 Years

	(Dollars in millions)
Debt(1)(2)	$889.1	$79.1	$31.2	$57.8	$721.0
Estimated interest payments(2)	323.0	16.7	90.0	88.2	128.1
Operating lease obligations	2.2	0.4	0.7	0.7	0.4
Purchase obligations(3)	1,224.2	354.3	418.1	276.9	174.9
Other long-term liabilities(4)	233.7	14.9	31.0	34.0	153.8

Total	$2,672.2	$465.4	$571.0	$457.6	$1,178.2

(1)	Debt includes principal repayments on the 11.75% senior secured first mortgage notes, 7.5% senior notes due 2014, 1.75% convertible senior notes due 2024, the IRBs and the Nordural debt.

(2)	Estimated interest payments on the Company’s long-term debt are based on several assumptions, including the borrowing under the new term loan facility for the Nordural expansion project and assumptions for the interest rates for the Company’s variable rate debt. The Company expects to borrow an additional $293.0 million under the new term loan facility through mid-2006. The Company’s variable rate debt is based primarily on the Eurodollar rate plus an applicable margin. The Company assumes that the Eurodollar rate will be 2.50% in 2005 increasing to 5.00% in 2008 and remaining steady thereafter. The IRBs’ interest rate is variable and the Company estimated future payments based on a rate of 2.30%. In addition, the Company assumes the 11.75% senior secured first mortgage notes will be called in April

2005 and the 7.5% senior notes due 2014 and 1.75% convertible senior notes due 2024 will remain outstanding until their respective due dates.

(3)	Purchase obligations include long-term alumina, electrical power, anode contracts and the Nordural expansion project commitments. Nordural’s power contracts and domestic alumina contracts, except for Century Kentucky, are priced as a percentage of the LME price of primary aluminum. The Company assumed an LME price of $1,750 per metric ton for 2005, $1,695 per metric ton for 2006, $1,638 per metric ton for 2007 and $1,550 per metric ton thereafter for purposes of calculating expected future cash flows for these contracts. Century Kentucky’s long-term alumina contract has variable cost-based pricing. The Company used cost forecasts provided by the supplier to calculate the expected future cash flows for this contract. The Nordural anode contract and some Nordural expansion contract commitments are denominated in euros. The Company assumed a $1.20/ Euro conversion rate to estimate the obligations under these contracts.

(4)	Other long-term liabilities include the Company’s expected pension contributions, OPEB and SERB benefit payments, workers’ compensation benefit payments, estimated deferred tax payments and asset retirement obligations. Expected benefit payments for the SERB and OPEB plans, which are unfunded, are included for 2005 through 2014. The Company’s estimated contributions to the pension plans are included for 2005. Estimated contributions for 2006 and beyond are not included in the table because these estimates would be heavily dependent upon assumptions about future events, including among other things, future regulatory changes, changes to tax laws, future interest rates levels and future return on plan assets. Asset retirement obligations consist primarily of disposal costs for spent potliner, the amount and timing of these costs are estimated based on the number of the Company’s operating pots and their expected pot life.
Environmental Expenditures and Other Contingencies
      The Company has incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance. The aggregate environmental related accrued liabilities were $0.6 million and $0.7 million at December 31, 2004 and December 31, 2003, respectively. The Company believes that compliance with current environmental laws and regulations is not likely to have a material adverse effect on the Company’s financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and the Company may become subject to more stringent environmental laws and regulations in the future.
      The Company has planned environmental capital expenditures of approximately $0.6 million for 2005, $1.3 million for 2006 and $0.4 million for 2007. In addition, the Company expects to incur operating expenses relating to environmental matters of approximately $9.9 million, $10.7 million, and $11.0 million in 2005, 2006 and 2007, respectively. These amounts do not include any projected capital expenditures or operating expenses for the Company’s joint venture interest in the Gramercy assets, which have not yet been determined. See Part I, Item 1 “Environmental Matters.” As part of the Company’s general capital expenditure plan, it also expects to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Part I, Item 1 “Environmental Matters.”
      The Company’s income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the IRS and plans to contest the proposed tax deficiencies. The Company believes that its tax position is well-supported and, based on current information, does not believe that the outcome of the tax audit will have a material impact on the Company’s financial condition or results of operations.
      The Company is a defendant in several actions relating to various aspects of its business. While it is impossible to predict the ultimate disposition of any litigation, the Company does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings.”

New Accounting Standards
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. This Statement will require the Company to recognize the grant date fair value of an award of equity-based instruments to employees and the cost will be recognized over the period in which the employees are required to provide service. The Statement is effective for the first interim period beginning after June 15, 2005. The Company is currently assessing the Statement and does not expect the impact of adopting SFAS No. 123(R) to have a material effect on the Company’s financial position and results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads be based on the facilities’ normal production capacity. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company is currently assessing the Statement and has not yet determined the impact of adopting SFAS No. 151 on the Company’s financial position and results of operations.
      On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003,” or the Medicare Act, was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.
      In the second quarter of 2004, an FASB Staff Position (FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP is effective for the first interim or annual period beginning after June 15, 2004.
      The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Medicare Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. The Company determined that the Company’s plans were actuarially equivalent and elected to adopt the provisions of FSP FAS 106-2 in the third quarter of 2004 on a prospective basis only. The Company compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis showed the Company’s plans provide more valuable benefits to retirees than the Medicare Part D plan. Based on the Company’s understanding of the intent of the Medicare Act and subsequent proposed regulations, the Company still believes the Company’s plans will meet the actuarial equivalence requirements necessary to receive the Medicare reimbursement.
      For retirees with post-65 prescription drug benefits, the Company estimates the net effect on post-65 per capita medical and prescription drug costs to be a reduction of approximately 11% to 14% due to the Medicare reimbursement. The changes are assumed to have no impact on future participation rates in the Company’s post-65 prescription drug programs.

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
      Apart from the contracts described under “Key Long-Term Primary Aluminum Sales Contracts,” the Company had forward delivery contracts to sell 196.7 million pounds and 351.8 million pounds of primary aluminum at December 31, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 13.6 million pounds and 70.5 million pounds of primary aluminum at December 31, 2004 and December 31, 2003, respectively, of which, none at December 31, 2004 and 53.5 million pounds at December 31, 2003, were with Glencore.
      At December 31, 2004 and December 31, 2003, the Company had fixed price financial sales contracts, primarily with Glencore, for 1,686.4 million pounds and 102.9 million pounds of primary aluminum, respectively, of which 1,023.7 million pounds and 58.8 million pounds, respectively, were designated cash flow hedges. Certain of these sales contracts contain clauses that trigger additional shipment volume when the market price for a period is above the contract ceiling price for that period. These contracts are evaluated monthly and the maximum additional shipment volume over the life of the contract would be 662.7 million pounds, if the market price exceeded the ceiling price for all months during the term of the contract. These fixed price financial sales contracts are scheduled for settlement at various dates in 2005 through 2010. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2004 or December 31, 2003.
Fixed Price Financial Sales Contracts at
December 31, 2004:
Primary Aluminum

(Millions of pounds)
2005	425.7
2006	370.3
2007	374.6
2008	185.2
2009	165.3
2010	165.3

Total	1,686.4

      Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
Fixed Price Financial Purchase Contracts at
December 31, 2004:
Natural Gas

(Thousands of DTH)
2005	2,880
2006	480
2007	480
2008	480

Total	4,320

      At December 31, 2004 and December 31, 2003, the Company had fixed price financial purchase contracts for 4.3 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2005 through 2008.
      On a hypothetical basis, a $0.01 per pound increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $6.5 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $4.2 million on net income, for the contracts designated as derivatives, for the year ended December 31, 2004 as a result of the forward primary aluminum financial sales contracts outstanding at December 31, 2004.
      On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $1.4 million after tax on accumulated other comprehensive income for the year ended December 31, 2004 as a result of the forward natural gas financial purchase contracts outstanding at December 31, 2004.
      The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Company’s board of directors.
      This quantification of the Company’s exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company’s inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of the Company’s alumina contracts, except the GAL Alumina contract for the Hawesville facility, are indexed to the LME price for aluminum, beginning in 2002, they act as a natural hedge for approximately 12% of the Company’s production. As of December 31, 2004, approximately 49% and 43% of the Company’s production for the years 2005 and 2006, respectively, was either hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.
      Nordural. Substantially all of Nordural’s revenues are derived from the Billiton Tolling Agreement whereby it converts alumina provided to it into primary aluminum for a fee based on the LME price for primary aluminum. Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its current power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum.
      Nordural is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona. Under its Billiton Tolling Agreement and power contracts, Nordural’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars. There is no currency risk associated with these contracts. Nordural’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Nordural’s operating margins.
Interest Rates
      Interest Rate Risk. The Company’s primary debt obligations are the outstanding senior notes, convertible notes, first mortgage notes, the Nordural debt, borrowings under the revolving credit facility, if any, and the IRBs. Because the senior notes, convertible notes and first mortgage notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At December 31, 2004, Nordural had approximately $75.7 million of long-term debt consisting primarily of obligations under its then existing term loan facility. Borrowings under Nordural’s term loan facility in place as of December 31, 2004 bore interest at a margin over the applicable LIBOR rate. On February 10, 2005, the Company executed agreements and documents related to a new $365.0 million senior term loan facility arranged by Landsbanki Islands hf. and Kaupthing Bank hf. The new term loan facility closed and funded on February 15, 2005, at which time a portion of the proceeds of the new facility were used to refinance the prior loan facility. See Item 7 “Management’s Discussion and Analysis — Recent Developments — Nordural’s New Term Loan Facility.” Borrowings under Nordural’s new term loan facility bear interest at a margin over the applicable Eurodollar rate.
      At December 31, 2004, the Company had $76.3 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase the Company’s annual interest expense by $0.8 million, assuming no debt reduction.
      The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Century Aluminum Company:
      We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
      As discussed in Note 14 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 11, 2005

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands,
	except share data)
ASSETS
ASSETS:
Cash and cash equivalents	$44,168	$28,204
Restricted cash	1,678	—
Accounts receivable — net	79,576	51,370
Due from affiliates	14,371	10,957
Inventories	108,555	89,360
Prepaid and other current assets	10,055	4,101
Deferred taxes — current portion	25,688	3,413

Total current assets	284,091	187,405
Property, plant and equipment — net	806,250	494,957
Intangible asset — net	86,809	99,136
Goodwill	95,610	—
Other assets	58,110	28,828

TOTAL	$1,330,870	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$47,479	$34,829
Due to affiliates	84,815	27,139
Industrial revenue bonds	7,815	7,815
Accrued and other current liabilities	53,309	30,154
Accrued employee benefits costs — current portion	8,458	8,934
Convertible senior notes	175,000	—
Long term debt — current portion	10,582	—

Total current liabilities	387,458	108,871

Senior secured notes payable — less current portion	—	322,310
Senior unsecured notes payable — net	250,000	—
Nordural debt	80,711	—
Notes payable — affiliates	—	14,000
Accrued pension benefits costs — less current portion	10,685	10,764
Accrued postretirement benefits costs — less current portion	85,549	78,218
Due to affiliates — less current portion	30,416	—
Other liabilities	34,961	33,372
Deferred taxes	68,273	55,094

Total noncurrent liabilities	560,595	513,758

CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Convertible preferred stock (8% cumulative, 500,000 shares outstanding at December 31, 2003)	—	25,000
Common stock (one cent par value, 50,000,000 shares authorized; 32,038,797 and 21,130,839 shares issued and outstanding at December 31, 2004 and 2003, respectively)	320	211
Additional paid-in capital	415,453	173,138
Accumulated other comprehensive loss	(52,186)	(5,222)
Retained earnings (accumulated deficit)	19,230	(5,430)

Total shareholders’ equity	382,817	187,697

TOTAL	$1,330,870	$810,326

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share amounts)
NET SALES:
Third-party customers	$897,538	$660,593	$603,744
Related parties	163,209	121,886	107,594

	1,060,747	782,479	711,338
Cost of goods sold	884,273	734,441	691,277

Gross profit	176,474	48,038	20,061
Selling, general and administrative expenses	24,916	20,833	15,783

Operating income	151,558	27,205	4,278
Interest expense — third party	(39,946)	(41,269)	(40,813)
Interest expense — related party	(380)	(2,579)	—
Interest income	1,086	339	392
Net gain (loss) on forward contracts	(21,521)	25,691	—
Loss on early extinguishment of debt	(47,448)	—	—
Other income (expense) — net	(1,305)	(688)	(1,843)

Income (loss) before income taxes, minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	42,044	8,699	(37,986)
Income tax benefit (expense)	(14,894)	(2,841)	14,126

Income (loss) before minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	27,150	5,858	(23,860)
Minority interest	—	986	5,252
Equity in earnings of joint venture	821	—	—

Income (loss) before cumulative effect of change in accounting principle	27,971	6,844	(18,608)
Cumulative effect of change in accounting principle, net of tax benefit of $3,430	—	(5,878)	—

Net income (loss)	27,971	966	(18,608)
Preferred dividends	(769)	(2,000)	(2,000)

Net income (loss) applicable to common shareholders	$27,202	$(1,034)	$(20,608)

EARNINGS (LOSS) PER COMMON SHARE:
Basic:
Income (loss) before cumulative effect of change in accounting principle	$0.95	$0.23	$(1.00)
Cumulative effect of change in accounting principle	—	(0.28)	—

Net income (loss)	$0.95	$(0.05)	$(1.00)

Diluted:
Income (loss) before cumulative effect of change in accounting principle	$0.95	$0.23	$(1.00)
Cumulative effect of change in accounting principle	—	(0.28)	—

Net income (loss)	$0.95	$(0.05)	$(1.00)

DIVIDENDS PER COMMON SHARE	$0.00	$0.00	$0.15

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Convertible		Additional	Other	Retained	Total
	Comprehensive	Preferred	Common	Paid-In	Comprehensive	Earnings	Shareholders’
	Income (Loss)	Stock	Stock	Capital	Income (Loss)	(Deficit)	Equity

	(Dollars in thousands)
Balance, January 1, 2002		$25,000	$205	$168,414	$6,752	$16,814	$217,185
Comprehensive income (loss) — 2002
Net loss — 2002	$(18,608)					(18,608)	(18,608)
Other comprehensive income (loss):
Net unrealized gain on financial instruments, net of $2,752 in tax	4,803
Net amount reclassified to income, net of $1,624 in tax	(2,944)
Minimum pension liability adjustment, net of $4,183 in tax	(7,438)

Other comprehensive loss	(5,579)				(5,579)		(5,579)

Total comprehensive loss	$(24,187)

Dividends —
Common, $0.15 per share						(3,091)	(3,091)
Preferred, $3 per share						(1,500)	(1,500)
Issuance of common stock — compensation plans			1	544			545
Issuance of common stock — pension plans			5	3,175			3,180

Balance, December 31, 2002		$25,000	$211	$172,133	$1,173	$(6,385)	$192,132
Comprehensive income (loss) — 2003
Net income — 2003	$966					966	966
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $2,171 in tax	(3,940)
Net amount reclassified to income, net of $3,531 in tax	(6,262)
Minimum pension liability adjustment, net of $1,371 in tax	3,807

Other comprehensive loss	(6,395)				(6,395)		(6,395)

Total comprehensive loss	$(5,429)

Dividends on common stock						(11)	(11)
Issuance of common stock — compensation plans				1,005			1,005

Balance, December 31, 2003		$25,000	$211	$173,138	$(5,222)	$(5,430)	$187,697
Comprehensive income (loss) — 2004
Net income — 2004	$27,971					27,971	27,971
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $29,380 in tax	(51,554)
Net amount reclassified to income, net of $(2,196) in tax	3,950
Minimum pension liability adjustment, net of $360 in tax	640

Other comprehensive loss	(46,964)				(46,964)		(46,964)

Total comprehensive loss	$(18,993)

Dividends on common stock						(42)	(42)
Dividends on preferred stock						(3,269)	(3,269)
Preferred stock conversion		(25,000)	14	24,986
Issuance of common stock — equity offering			90	208,121			208,211
Issuance of common stock — compensation plans			5	9,208			9,213

Balance, December 31, 2004		$	$320	$415,453	$(52,186)	$19,230	$382,817

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$27,971	$966	$(18,608)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	2,405	6,325	—
Depreciation and amortization	50,254	51,264	56,655
Deferred income taxes	6,623	8,892	4,965
Pension and other post retirement benefits	8,040	10,986	10,415
Workers’ compensation	820	1,426	1,619
Inventory market adjustment	(2,273)	(7,522)	(247)
Loss on disposal of assets	761	1,040	252
Non-cash loss on early extinguishment of debt	9,659	—	—
Minority interest	—	(986)	(5,252)
Cumulative effect of change in accounting principle	—	9,308	—
Change in operating assets and liabilities:
Accounts receivable — net	(19,440)	(5,130)	2,125
Due from affiliates	(3,623)	(2,155)	2,918
Inventories	(4,937)	(2,762)	(1,671)
Prepaids and other assets	(3,590)	(261)	(1,838)
Accounts payable, trade	2,602	(2,928)	(4,637)
Due to affiliates	16,179	3,660	10,142
Accrued and other current liabilities	15,507	2,211	(3,447)
Other — net	(1,130)	13,045	1,095

Net cash provided by operating activities	105,828	87,379	54,486

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(15,240)	(18,858)	(18,427)
Nordural expansion	(59,784)	—	—
Proceeds from sale of property, plant and equipment	—	—	231
Business acquisitions, net of cash acquired	(198,584)	(59,837)	—
Restricted cash deposits	(1,678)	—	—

Net cash used in investing activities	(275,286)	(78,695)	(18,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	425,883	—	—
Repayment of debt — third party	(425,881)	—	—
Repayment of debt — related party	(14,000)	(26,000)	—
Financing fees	(13,062)	(297)	—
Issuance of common stock	215,793	736	5
Dividends	(3,311)	(11)	(4,591)

Net cash provided (used in) by financing activities	185,422	(25,572)	(4,586)

INCREASE (DECREASE) IN CASH	15,964	(16,888)	31,704
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	28,204	45,092	13,388

CASH AND CASH EQUIVALENTS, END OF YEAR	$44,168	$28,204	$45,092

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2004, 2003 and 2002
(Dollars in Thousands except Per Share Amounts)

1.	Summary of Significant Accounting Policies
      Organization and Basis of Presentation — Century Aluminum Company (“Century” or the “Company”) is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. (“Century of West Virginia”), Berkeley Aluminum, Inc. (“Berkeley”), Century Kentucky, Inc. (“Century Kentucky”) and Nordural ehf (“Nordural”). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (the “Ravenswood facility”). Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (the “Mt. Holly facility”) and a 49.7% undivided interest in the property, plant, and equipment comprising the Mt. Holly facility. The remaining interest in the partnership and the remaining undivided interest in the Mt. Holly facility are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa (“ASC”). ASC manages and operates the Mt. Holly facility pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes its own alumina, for conversion to aluminum, and is responsible for its pro rata share of the operating and conversion costs.
      Prior to April 1996, the Company was an indirect, wholly-owned subsidiary of Glencore International AG (“Glencore” and, together with its subsidiaries, the “Glencore Group”). In April 1996, the Company completed an initial public offering of its common stock. At December 31, 2004, Glencore owned 29.1% of Century’s common stock outstanding. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, alumina and forward primary aluminum financial sales contracts.
      The Company’s historical results of operations included in the accompanying consolidated financial statements may not be indicative of the results of operations to be expected in the future.
      Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and its subsidiaries, after elimination of all significant intercompany transactions and accounts. Berkeley’s interest in the Mt. Holly partnership and the Company’s interest in the Gramercy and St. Ann Bauxite joint ventures, see Note 2, are accounted for under the equity method. There are no material undistributed earnings in the Mt. Holly partnership or the Gramercy and St. Ann Bauxite joint ventures.
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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Cash and Cash Equivalents — Cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash equivalents approximates fair value.
      Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $1,020 and $3,968 at December 31, 2004 and 2003, respectively.
      Inventories — The majority of the Company’s inventories, including alumina and aluminum inventories, are stated at the lower of cost (using the last-in, first-out (“LIFO”) method) or market. Inventories at Nordural are stated at the lower of first in, first out (“FIFO”) cost or market. The remaining inventories (principally supplies) are valued at the lower of average cost or market.
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

Buildings and improvements	14 to 45 years
Machinery and equipment	5 to 22 years
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
      Intangible Asset — The intangible asset consists of the power contract acquired in connection with the Hawesville acquisition. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As part of the acquisition of the 20% interest in the Hawesville facility on April 1, 2003, the 20% portion of the power contract that was indirectly owned by Glencore was revalued in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” As a result, the gross carrying amount of the contract and the accumulated amortization, both related to the 20% portion of the contract indirectly owned by Glencore, were removed and the fair value of the 20% of the power contract acquired on April 1, 2003 was recorded. As of December 31, 2004 and 2003, the gross carrying amount of the intangible asset was $153,592 and accumulated amortization totaled $66,783 and $54,456, respectively. For the years ended December 31, 2004, 2003 and 2002 amortization expense totaled $12,327, $18,680 and $26,258, respectively. The estimated intangible asset amortization expense for the next five years is as follows:

	For the Year Ending December 31,

	2005	2006	2007	2008	2009

Estimated Amortization Expense	$14,162	$12,695	$13,617	$14,669	$15,717
      The intangible asset is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.
      Other Assets — At December 31, 2004 and 2003, other assets consist primarily of the Company’s investment in the Mt. Holly partnership, the investment in the Gramercy and St. Ann Bauxite joint venture, deferred financing costs, deferred pension assets, and intangible pension assets. The Company’s equity share of

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the undistributed earnings (loss) increases (decreases) the investment in the joint venture. Deferred financing costs are amortized on a straight-line basis over the life of the related financing. In 2004 and 2003, the Company recorded an additional minimum liability related to employee pension plan obligations as required under SFAS No. 87.
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
      Tax reserves have been established which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves.
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
      All aluminum-based financial and physical delivery contracts are marked-to-market using the LME spot and forward market for primary aluminum. Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium. The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas. Fluctuations in the NYMEX price of natural gas can have a significant impact on gains and losses included in the Company’s financial statements from period to period.
      Certain financial sales contracts for primary aluminum and all financial purchase contracts for natural gas have been designated as cash flow hedges in accordance with the provisions of SFAS No. 133 (as amended). The Company assesses the effectiveness of these cash flow hedges quarterly. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs when the realized gain

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
or loss is recognized as revenue in the Statement of Operations. Any ineffective portion of the gain or loss is reported in earnings immediately. Mark-to-market gains and losses are recorded in net gain (loss) on forward contracts in the period delivery is no longer deemed probable.
      The aluminum-based financial and physical delivery contracts that are derivatives, as provided for in current accounting standards, are marked-to-market monthly. Fluctuations in the LME price of primary aluminum have a significant impact on gains and losses included in the Company’s financial statements from period to period. Unrealized gains and losses are included in net gain (loss) on forward contracts.
      The effectiveness of the Company’s hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, then gains or losses will be recorded in net gain (loss) on forward contracts. To date, high correlation has always been achieved. During 2004 and 2003, the Company did not recognize any gains or losses for ineffective portions of hedging instruments. As of December 31, 2004 and 2003, the Company had deferred losses of $49,113 and 1,591, respectively, on its hedges, net of tax.
      Financial Instruments — The Company’s financial instruments (principally receivables, payables, debt related to the Industrial Revenue Bonds (the “IRBs”) and forward financial contracts) are carried at amounts that approximate fair value. At December 31, 2004, the Company’s 7.5% Senior Unsecured Notes due 2014 and 1.75% Convertible Senior Notes due 2024 had carrying amounts of $250,000 and $175,000, respectively. At December 31, 2004, the estimated fair value of the 7.5% Senior Unsecured Notes due 2014 and 1.75% Convertible Senior Notes due 2024 are $266,250 and 192,171, respectively. The Company has provided the trustee under the indenture notice of its intent to call for redemption all outstanding first mortgage notes on or about April 15, 2005 at 105.875% of the principal balance, plus accrued and unpaid interest.
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
      Stock-Based Compensation — The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, “Accounting for Stock-Based Compensation.” As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of the Company’s stock on the date of grant. Had compensation cost for the Stock Incentive Plan, see Note 9, been determined using the fair value method

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
provided under SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

		2004	2003	2002

Net income (loss) applicable to common shareholders	As Reported	$27,202	$(1,034)	$(20,608)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		1,767	1,441	172
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(2,148)	(2,106)	(402)

Pro forma net income (loss)		$26,821	$(1,699)	$(20,838)

Basic income (loss) per share	As Reported	$0.95	$(0.05)	$(1.00)
	Pro Forma	$0.94	$(0.08)	$(1.01)
Diluted income (loss) per share	As Reported	$0.95	$(0.05)	$(1.00)
	Pro Forma	$0.93	$(0.08)	$(1.01)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002:

	2004	2003	2002

Weighted average fair value per option granted during the year	$14.12	$7.78	$6.66
Dividends per quarter	$0.00	$0.00	$0.05
Risk-free interest rate	3.54%	3.11%	3.82%
Expected volatility	70%	75%	69%
Expected lives (in years)	5	5	5
      New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. This Statement will require the Company to recognize the grant date fair value of an award of equity-based instruments to employees and the cost will be recognized over the period in which the employees are required to provide service. The Statement is effective for the first interim period beginning after June 15, 2005. The Company is currently assessing the Statement and does not expect the impact of adopting SFAS No. 123(R) to have a material effect on the Company’s financial position and results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads be based on the facilities’ normal production capacity. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2005. The Company is currently assessing the Statement and has not yet determined the impact of adopting SFAS No. 151 on the Company’s financial position and results of operations.
      On December 8, 2003, the “Medicare Prescription Drug Improvement and Modernization Act of 2003,” or the Medicare Act, was signed into law. The Medicare Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is at least “actuarially equivalent” to Medicare Part D.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In the second quarter of 2004, a FASB Staff Position (FSP FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003”) was issued providing guidance on the accounting for the effects of the Medicare Act for employers that sponsor postretirement health care plans that provide prescription drug benefits. This FSP superseded FSP FAS 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003.” The FSP was effective for the first interim or annual period beginning after June 15, 2004.
      The guidance in this FSP applies only to the sponsor of a single-employer defined benefit postretirement health plan for which the employer has concluded that prescription drug benefits available under the plan are actuarially equivalent and thus qualify for the subsidy under the Medicare Act and the expected subsidy will offset or reduce the employer’s share of the costs of postretirement prescription drug coverage provided by the plan. The Company determined that the Company’s plans were actuarially equivalent and elected to adopt the provisions of FSP FAS 106-2 in the third quarter of 2004 on a prospective basis only. The Company compared the Medicare Part D plan to its retiree prescription drug coverage using actuarial equivalencies and reflecting the retiree premiums and cost sharing provisions of the various plans. This analysis showed the Company’s plans provide more valuable benefits to retirees than the Medicare Part D plan. Based on the Company’s understanding of the intent of the Medicare Act and subsequent proposed regulations, the Company still believes the Company’s plans will meet the actuarial equivalence requirements necessary to receive the Medicare reimbursement.
      For retirees with post-65 prescription drug benefits, the Company estimates the net effect on post-65 per capita medical and prescription drug costs to be a reduction of approximately 11% to 14% due to the Medicare reimbursement. The changes are assumed to have no impact on future participation rates in the Company’s post-65 prescription drug programs.
      The Company has reduced the Company’s accumulated benefit obligation (ABO) for the subsidy related to benefits attributed to past service by approximately $26.4 million. The reduction will be recognized on the balance sheet through amortization.
      Foreign Currency — The Company’s Nordural subsidiary located in Iceland uses the U.S. Dollar as its functional currency. Certain operating and construction expenses are denominated and payable in foreign currencies. For example, Nordural’s revenues are denominated in U.S. Dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and result in transaction gains and losses which are reflected in the Consolidated Statement of Operations.

2.	Acquisitions

The Gramercy Acquisition
      On October 1, 2004, the Company, together with subsidiaries of Noranda Finance, Inc. (“Noranda”), completed the joint purchase of the Gramercy, Louisiana alumina refinery (“Gramercy”) owned by Kaiser Aluminum and Chemical Corporation (“Kaiser”) and Kaiser’s 49% interest in a Jamaican bauxite mining partnership (“St. Ann Bauxite”). The purchase price was $23.0 million, subject to working capital adjustments. The Company and Noranda each paid one-half of the purchase price. All of the bauxite mined by the partnership is used for the production of alumina at the Gramercy refinery and a third party refinery in Texas. The Gramercy refinery chemically refines bauxite into alumina, the principal raw material in the production of primary aluminum. The Hawesville facility purchases virtually all of its alumina requirements from Gramercy. The Company uses the equity method of accounting for its investment in Gramercy and St. Ann Bauxite.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nordural Acquisition
      On April 27, 2004, the Company completed the acquisition of Nordural hf (“Nordural”) from Columbia Ventures Corporation. Nordural is an Icelandic company that owns and operates the Nordural facility, a primary aluminum reduction facility located in Grundartangi, Iceland, approximately 25 miles northwest of Reykjavik, Iceland’s capital. The results of operations of Nordural are included in the Company’s Statement of Operations beginning April 28, 2004.
      The Nordural facility, built in 1998, is the Company’s most recently constructed and lowest operating cost facility. The Company is expanding the Nordural facility to increase its annual production capacity to 467 million pounds, or more than double its current production capacity.
      The Company accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” The Company received the final Nordural asset appraisal in December 2004. That appraisal had significantly higher asset values than the preliminary appraisal used to record the acquisition. As a result, goodwill decreased $11,649 from previously reported amounts in interim periods. The Company recognized $95,610 of goodwill in the transaction. None of the goodwill is expected to be deductible for Icelandic tax purposes however; all of the goodwill is expected to be deductible for U.S. tax purposes.
      The purchase price for Nordural was $195,346, allocated as follows:

Allocation of Purchase Price:

Current assets	$41,322
Property, plant and equipment	276,597
Goodwill	95,610
Current liabilities	(26,144)
Long-term debt	(177,898)
Other non-current liabilities	(14,141)

Total purchase price	$195,346

      The following tables represent the unaudited pro forma results of operations for the years ended December 31, 2004 and 2003 assuming the acquisition occurred on January 1, 2003. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated.

	Year Ended December 31,

	2004	2003

	(Unaudited)
Net sales	$1,099,122	$883,418
Income before cumulative effect of change in accounting principle	34,787	20,962
Net income	34,787	15,084
Net income available to common shareholders	34,018	13,084
Earnings per share:
Basic	$1.08	$0.44
Diluted	$1.07	$0.43

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Acquisition of Glencore interest in Hawesville
      On April 1, 2003, the Company completed the acquisition of the remaining 20% interest in the Hawesville facility. The operating results of the 20% interest in the Hawesville facility have been included in the Company’s consolidated financial statements from the date of acquisition. Century paid a purchase price of $99,400 which it financed with approximately $59,400 of available cash and $40,000 from the Glencore Note. See Note 5 for a discussion of the Glencore Note. In connection with the acquisition, the Company assumed all of Glencore’s obligations related to the 20% interest in the Hawesville facility. In addition, the Company issued a promissory note to Glencore to secure any payments Glencore could be required to make as issuer of a letter of credit in April 2001 in support of the Industrial Revenue Bonds (the “IRBs”).

3.	Inventories
      Inventories, at December 31, consist of the following:

	2004	2003

Raw materials	$51,511	$35,621
Work-in-process	18,180	15,868
Finished goods	8,307	14,920
Operating and other supplies	30,557	22,951

	$108,555	$89,360

      At December 31, 2004 and December 31, 2003, approximately 69% and 78% of the inventories, respectively, were valued at the lower of LIFO cost or market. At December 31, 2004, the excess of FIFO cost over LIFO cost (or market, if lower) was $4,775. At December 31, 2003, the excess of LIFO cost (or market, if lower) over FIFO cost was approximately $3,762.

4.	Property, Plant and Equipment
      Property, plant and equipment, at December 31, consist of the following:

	2004	2003

Land and improvements	$13,412	$13,371
Buildings and improvements	116,695	41,029
Machinery and equipment	849,815	636,348
Construction in progress	68,718	9,398

	1,048,640	700,146
Less accumulated depreciation	(242,390)	(205,189)

	$806,250	$494,957

      For the years ended December 31, 2004 and 2003, the Company recorded depreciation expense of $37,927 and $32,584, respectively.
      At December 31, 2004 and 2003, the cost of property, plant and equipment includes $154,209 and $153,474, respectively, and accumulated depreciation includes $57,102 and $49,598, respectively, representing the Company’s undivided interest in the property, plant and equipment comprising the Mt. Holly facility.
      The Company has various operating lease commitments through 2010 relating to office space, machinery and equipment. Expenses under all operating leases were $423, $331 and $319 for the years ended

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2004, 2003 and 2002, respectively. There were no noncancelable operating leases as of December 31, 2004.

5.	Debt

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
      Following the tender offer, the Company has outstanding a principal amount of $9,945 of Notes. No principal payments are required until maturity. On April 15, 2005, the Company will exercise its right to call the remaining Notes at 105.875% of the principal balance, plus accrued and unpaid interest.
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
      The Company had unamortized discounts on the Notes of $67 and $2,690 at December 31, 2004 and December 31, 2003, respectively. In connection with the consent solicitation, the Company entered into a supplemental indenture that eliminated substantially all of the restrictive covenants and certain default provisions contained in the indenture governing the remaining Notes.
      In the third quarter of 2004, the Company recognized a loss on early extinguishment of debt of $47,448 related to the refinancing of the Notes. The loss was composed of the following:

Purchase price premium, less consent fee	$30,516
Consent payments	6,301
Write-off of capitalized financing fees	7,373
Write-off of bond discount	2,286
Other tender costs	972

$47,448

Convertible Senior Notes
      On August 9, 2004, the Company completed the sale of $175,000 aggregate principal amount of its 1.75% Convertible Notes due August 1, 2024. Interest is payable on February 1st and August 1st of each year.
      The Convertible Notes are convertible at any time at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of Convertible Notes, subject to

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a Convertible Note, the holder of such Convertible Note shall receive cash equal to the principal amount of the Convertible Note and, at Century’s election, either cash, Century common stock, or a combination thereof, for the Convertible Notes’ conversion value in excess of such principal amount, if any. In addition, the Convertible Notes are redeemable at Century’s option beginning on August 6, 2009, and the holders may require Century to repurchase all or part of their Convertible Notes for cash on each of August 1, 2011, August 1, 2014 and August 1, 2019. The convertible notes are classified as current because they are convertible at any time.
      The obligations of the Company pursuant to the Convertible Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of the Company’s existing domestic restricted subsidiaries other than Century Aluminum of Kentucky, LLC.

Senior Unsecured Notes
      On August 26, 2004, the Company completed the sale of $250,000 aggregate principal amount of its 7.5% Senior Unsecured Notes due August 15, 2014. Interest is payable February 15th and August 15th of each year.
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
      On or after August 15, 2009, the Company may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

Revolving Credit Facility
      Effective April 1, 2001, the Company entered into a $100,000 senior secured revolving credit facility (the “Revolving Credit Facility”) with a syndicate of banks. The Revolving Credit Facility will mature on April 2, 2006. The Company’s obligations under the Revolving Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum of Kentucky, LLC (the “LLC”) and certain subsidiaries formed in connection with the Nordural and Gramercy acquisitions) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Revolving Credit Facility is subject to a $30,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. As of December 31, 2004, the Company had a borrowing base of $87,861 under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility are, at the Company’s option, at the LIBOR rate or the Fleet National Bank base rate plus, in each case, an applicable interest margin. The applicable interest margin ranges from 2.25% to 3.0% over the LIBOR rate and 0.75% to 1.5% over the base rate and is determined by certain financial measurements of the Company. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2004 and December 31, 2003. Interest periods for LIBOR rate borrowings are one, two, three or six months, at the Company’s option. The Company is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Industrial Revenue Bonds
      Effective April 1, 2001, in connection with its acquisition of the Hawesville facility, the Company assumed the IRBs in the aggregate principal amount of $7,815. From April 1, 2001 through April 1, 2003, Glencore assumed 20% of the liability related to the IRBs consistent with its ownership interest in the Hawesville facility during that period. The IRBs mature on April 1, 2028, and bear interest at a variable rate not to exceed 12% per annum determined weekly based on prevailing rates for similar bonds in the bond market, with interest paid quarterly. The IRBs are secured by a Glencore guaranteed letter of credit and the Company provides for the servicing costs for the letter of credit. The Company has agreed to reimburse Glencore for all costs arising from the letter of credit. The Company’s maximum potential amount of future payments under the reimbursement obligations for the Glencore letter of credit securing the IRBs would be $8,150. The interest rate on the IRBs at December 31, 2004 was 2.30%. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing, as provided in the indenture governing the IRBs. The Company’s reimbursement obligations related to the Glencore letter of credit securing the IRBs are guaranteed by each of its material consolidated subsidiaries, except for the LLC (see Note 19 for a discussion of note guarantees), and secured by a first priority interest in the 20% interest in the Hawesville facility.

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

Term Loan Facility — Nordural
      As of December 31, 2004, Nordural had approximately $68,494 of debt associated with a senior term loan facility maturing December 31, 2009. In February 2005, the Company repaid the remaining principal outstanding under the loan facility with borrowing under a new term loan facility described below. Amounts borrowed under Nordural’s loan facility bore interest at a margin over the applicable LIBOR rate.

Nordural’s New Term Loan Facility
      On February 10, 2005, Nordural executed agreements and documents related a new $365.0 million senior term loan facility with Landsbanki Islands hf. and Kaupthing Bank hf, which closed and funded on February 15, 2005. Amounts borrowed under the new term loan facility were used to refinance debt under Nordural’s existing term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s new term loan facility generally will bear interest at a margin over the applicable Eurodollar rate. Nordural’s obligations under the new term loan facility have been secured by a pledge of all of Nordural’s shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural’s assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15.5 million on February 28, 2007 and $14.0 million on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009 and February 28, 2010. If Nordural makes a dividend payment (which dividends are not permitted until the Nordural facility has been expanded to a production level of 212,000 metric tons per year), it must simultaneously make a repayment of principal in an amount equal to 50% of the dividend. The new term loan facility is non-recourse to Century Aluminum Company. All outstanding principal must be repaid at final maturity on February 28, 2010.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Nordural’s loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006.

Principal Payments on Long Term Debt
      Principal payments on the Company’s long term debt in the next five years and thereafter are as follows:

	Total	2005	2006	2007	2008	2009	Thereafter

7.5% Senior Notes due August 2014	$250,000						$250,000
Nordural debt	80,711		$831	$30,354	$28,887	$11,916	8,723

Total	$330,711	—	$831	$30,354	$28,887	$11,916	$255,723

6.	Composition of Certain Balance Sheet Accounts at December 31

	2004	2003

Accrued and Other Current Liabilities
Income taxes	$11,698	$2,811
Accrued bond interest	8,148	7,956
Salaries, wages and benefits	15,210	7,818
Asset retirement obligations — current portion	3,286	3,021
Stock compensation	2,132	2,252
Other	12,835	6,296

	$53,309	$30,154

Accrued Employee Benefit Costs — Current Portion
Postretirement benefits	$4,558	$4,242
Employee benefits cost	3,900	4,692

	$8,458	$8,934

Other Liabilities
Workers’ compensation	$9,317	$8,971
Asset retirement obligations — less current portion	13,946	13,474
Derivative liabilities	10,615	10,598
Other	1,083	329

	$34,961	$33,372

Accumulated Other Comprehensive Loss
Unrealized loss on financial instruments, net of tax of $28,011 and $864	$(49,113)	$(1,591)
Minimum pension liability adjustment, net of tax of $1,728 and $2,042	(3,073)	(3,631)

	$(52,186)	$(5,222)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Century of West Virginia and Century of Kentucky are self-insured for workers’ compensation. In addition, Century of West Virginia has certain catastrophic coverage that is provided under State of West Virginia insurance programs. The liability for self-insured workers’ compensation claims has been discounted at 4.5% for 2004 and 5.0% for 2003. The components of the liability for workers’ compensation at December 31 are as follows:

	2004	2003

Undiscounted liability	$15,379	$15,100
Less discount	3,241	3,558

	$12,138	$11,542

7.	Pension and Other Postretirement Benefits

Pension Benefits
      The Company maintains noncontributory defined benefit pension plans for all of the Company’s domestic hourly and salaried employees. For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at the Ravenswood facility, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. The Company’s funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. In addition, the Company provides supplemental executive retirement benefits (“SERB”) for certain executive officers. The Company uses a measurement date of December 31st to determine the pension and OPEB benefit liabilities.
      The hourly employees at the Hawesville facility are part of a United Steelworkers of America (“USWA”) sponsored multi-employer plan. The Company’s contributions to the plan are determined at a fixed rate per hour worked. During the years ended December 31, 2004, 2003 and 2002, the Company contributed $1,454, $1,407 and $1,467, respectively, to the plan, and had no outstanding liability at year end.
      As of December 31, 2004 and 2003, the Company’s accumulated pension benefit obligation exceeded the fair value of the pension plan assets at year end. At December 31, 2004 and 2003, the Company was required to record a minimum pension liability, which primarily related to the Mt. Holly facility, of $3,073 and $3,631, net of tax, respectively, the charge for which is included in other comprehensive income. In the future, the amount of the minimum pension liability will vary depending on changes in market conditions, performance of pension investments, and the level of company contributions to the pension plans. The Company will evaluate and adjust the minimum pension liability on an annual basis.

Other Postretirement Benefits (OPEB)
      In addition to providing pension benefits, the Company provides certain healthcare and life insurance benefits for substantially all domestic retired employees. The Company accounts for these plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires the Company to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. The Company funds these benefits as the retirees submit claims.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The change in benefit obligations and change in plan assets as of December 31 are as follows:

	2004		2003

	Pension	OPEB	Pension	OPEB

Change in benefit obligation
Benefit obligation at beginning of year	$67,249	$117,525	$58,442	$104,035
Service cost	3,369	4,082	3,339	3,757
Interest cost	4,261	7,336	3,761	6,823
Plan changes	114	(4,717)	1,649	18
Losses	8,379	28,467	2,948	7,087
Benefits paid	(3,079)	(4,757)	(2,890)	(4,195)

Benefit obligation at end of year	$80,293	$147,936	$67,249	$117,525

Change in plan assets
Fair value of plan assets at beginning of year	$53,095	$—	$38,382	$—
Actual return (loss) on plan assets	7,321	—	14,383	—
Employer contributions	9,853	4,757	3,220	4,195
Benefits paid	(3,079)	(4,757)	(2,890)	(4,195)

Fair value of assets at end of year	$67,190	$—	$53,095	$—

Funded status of plans
Funded status	$(13,103)	$(147,936)	$(14,155)	$(117,525)
Unrecognized actuarial loss	12,852	63,248	7,370	36,613
Unrecognized transition obligation	60	—	234	—
Unrecognized prior service cost	4,549	(5,422)	5,104	(1,044)

Net asset (liability) recognized	$4,358	$(90,110)	$(1,447)	$(81,956)

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$15,043	$—	$9,274	$—
Accrued benefit liability	(10,685)	(90,110)	(12,458)	(81,956)
Intangible asset	—	—	737	—
Accumulated other comprehensive income	—	—	1,000	—

Net amount recognized	$4,358	$(90,110)	$(1,447)	$(81,956)

      The Company’s pension plans projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit		Accumulated Benefit		Fair Value of
	Obligation		Obligation		Plan Assets

	2004	2003	2004	2003	2004	2003

Hourly pension plan	$43,941	$37,781	$43,512	$37,781	$44,606	$39,151
Salaried pension plan	27,300	18,702	22,579	15,231	22,584	13,944
Supplemental executive benefits pension plan (“SERB”)	9,052	10,766	9,052	10,764	0	0
      There are no plan assets in the SERB due to the nature of the plan.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Net periodic benefit costs were comprised of the following elements:

	Year Ended December 31,

	2004		2003		2002

	Pension	OPEB	Pension	OPEB	Pension	OPEB

Service cost	$3,369	$4,082	$3,339	$3,757	$3,001	$3,019
Interest cost	4,261	7,336	3,761	6,823	3,554	6,229
Expected return on plan assets	(4,750)	—	(3,454)	—	(3,554)	—
Net amortization and deferral	1,167	1,493	2,055	1,148	1,425	401

Net periodic cost	$4,047	$12,911	$5,701	$11,728	$4,426	$9,649

      Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension Benefits		OPEB

	2004	2003	2004	2003

Discount rate	5.75%	6.25%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
      Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits		OPEB

	2004	2003	2004	2003

Measurement date	12/31/2003	12/31/2002	12/31/2003	12/31/2002
Fiscal year end	12/31/2004	12/31/2003	12/31/2004	12/31/2003
Discount rate	6.25%	6.50%	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Expected long-term return on plan assets	9.00%	9.00%	—	—
      In developing the long-term rate of return assumption for pension fund assets, the Company evaluated input from its actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. The Company also considered its historical 10-year compound returns. The Company anticipates that its investments will generate long-term rates of return of 9.0%, based on target asset allocations discussed below.

Effect of Medicare Part D
      The following table shows the effect of the Medicare Part D Subsidy on the components of the Company’s 2004 net periodic postretirement benefit cost.

	Year Ended
	December 31, 2004

	Included	Excluded

Service cost	$4,082	$4,407
Interest cost	7,336	7,850
Expected return on plan assets	—	—
Net amortization and deferral	1,493	1,984

Net periodic cost	$12,911	$14,241

      For measurement purposes, medical cost inflation is initially 9%, declining to 5% over six years and thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2004:

	One	One
	Percentage	Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$2,241	$(1,760)
Effect on accumulated postretirement benefit obligation	$27,101	$(21,511)
      The Company sponsors a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with the Company providing matching contributions of 60% of the first 6% of a participant’s annual compensation contributed to the savings plan. One half of the Company’s contribution is invested in the common stock of Century and one half of the Company’s contribution is invested based on employee election. Company contributions to the savings plan were $602, $590 and $607 for the years ended December 31, 2004, 2003 and 2002, respectively. Shares of common stock of the Company may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service. A year of service is defined as a plan year in which the employee works at least 1,000 hours.

Plan Assets
      The Company’s pension plans weighted average asset allocations at December 31, 2004 and 2003, by asset category are as follows:

	Pension Plan
	Assets at
	December 31,

	2004	2003

Equity securities	65%	71%
Debt securities	35%	29%

	100%	100%

      The Company seeks a balanced return on plan assets through a diversified investment strategy. The Company’s weighted average target allocation for plan assets is 65% equity securities and funds and 35% fixed income funds. The Company expects the long-term rate of return on the plan assets to be 9.0%.
      Equity securities include Century common stock in the amounts of $0 and $9,505 (18% of total plan assets) at December 31, 2004 and 2003, respectively. There are no plan assets in the SERB plan due to the nature of the plan.
      The Company’s other postretirement benefit plans are unfunded. The Company funds these benefits as the retirees submit claims.

Pension and OPEB Cash Flows
Contributions
      The Company expects to contribute approximately $500 to fund its pension plans for the years ended December 31, 2005.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Estimated Future Benefit Payments
      The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits

2005	$3,806	$4,558
2006	4,587	4,547
2007	4,818	5,146
2008	5,081	5,731
2009	5,437	6,378
Years 2010-2014	30,372	41,035

8.	Shareholders’ Equity
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
      On April 2, 2001, the Company issued to Glencore 500,000 shares of its 8.0% cumulative convertible preferred stock (the “Preferred Stock”) for a cash purchase price of $25,000. In May 2004, the Company used a portion of the proceeds from a registered equity offering that closed in April 2004 to pay preferred stock dividends of $3,269 or $6.54 per preferred stock share. In May 2004, Glencore exercised its option to convert its Preferred Stock into shares of the Company’s common stock at a price of $17.92 per common share. The Company issued 1,395,089 shares of its common stock to Glencore in the conversion. At December 31, 2004, the Company had no outstanding Preferred Stock.
      The Company suspended its common and preferred stock dividends beginning in the fourth quarter of 2002. The action was taken because the Company was near the limits on allowable dividend payments under the then current covenants in its bond indenture and due to current economic conditions. In August 2004, the Company refinanced its Notes and removed all restrictive covenants associated with the Notes. As of December 31, 2003, the Company had total cumulative preferred dividend arrearages of $2,500, or $5.00 per share of preferred stock.

9.	Stock Based Compensation
      1996 Stock Incentive Plan — The Company adopted the 1996 Stock Incentive Plan (the “Stock Incentive Plan”) for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to salaried officers and other key employees of the Company. The Stock Incentive Plan was amended in 2004 and its term was extended five years through February 28, 2011. Additionally, as part of the amendment the number of shares available under the Stock Incentive Plan was increased 1,000,000 shares to a total of 3,000,000 shares. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates, and have a term of 10 years. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.
      The Stock Incentive Plan provides for grants upon the passage of time or the attainment of certain established performance goals. As of December 31, 2004, 536,211 performance share units have been authorized and will vest upon the attainment of the performance goals.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company recognized $2,761, $2,254 and $269 of expense related to the Stock Incentive Plan in 2004, 2003 and 2002, respectively. Service based performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the service based performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations. Goal based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.
      Non-Employee Directors Stock Option Plan — The Company adopted a non-employee directors’ stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 179,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of 10 years from the date of grant.
      A summary of the status of the Company’s Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 2004, 2003 and 2002 and changes during the year ended on those dates is presented below:

	2004		2003		2002

		Weighted Average		Weighted Average		Weighted Average
Options	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	677,020	$12.94	691,200	$12.58	595,267	$12.82
Granted	90,750	23.54	161,750	14.06	96,600	11.05
Exercised	(445,840)	12.73	(60,630)	12.48	(667)	8.15
Forfeited	(500)	7.98	(115,300)	12.70	—	—

Outstanding at end of year	321,430	$16.15	677,020	$12.94	691,200	$12.58

      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

	Number	Weighted Avg.		Number
	Outstanding	Remaining	Weighted Avg.	Exercisable	Weighted Avg.
Range of Exercise Prices	at 12/31/04	Contractual Life	Exercise Price	at 12/31/04	Exercise Price

$17.00 to $24.51	127,670	9.5 years	$22.23	58,363	$21.66
$13.00 to $16.99	119,335	3.8 years	$14.35	119,335	$14.35
$ 7.03 to $12.99	74,425	6.7 years	$8.62	74,425	$8.62

	321,430			252,123

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Earnings (Loss) Per Share
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

	For the Fiscal Year Ended December 31,

	2004			2003			2002

	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share

Income (loss) before cumulative effect of change in accounting principle	$27,971			$6,844			$(18,608)
Less: Preferred stock dividends	(769)			(2,000)			(2,000)

Basic EPS:
Income (loss) applicable to common shareholders	27,202	28,668	$0.95	4,844	21,073	$0.23	(20,608)	20,555	$(1.00)
Effect of Dilutive Securities:
Plus: Incremental Shares from assumed conversion
Options	—	107		—	26		—	—

Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversions	$27,202	28,775	$0.95	$4,844	21,099	$0.23	$(20,608)	20,555	$(1.00)

      For the periods ended December 31, 2004, 2003 and 2002, 2,500, 59,750, 691,200 shares of common stock issuable under the Company’s stock option plans were excluded from the calculation of diluted earnings per share because of the antidilutive effect. Convertible preferred stock, convertible at the holder’s option into 1,395,089 of the Company’s common stock were not included in the computation of dilutive EPS because of their antidilutive effect in 2003 and 2002.
      In 2004, there were no common shares associated with the Company’s 1.75% Convertible Senior Notes included in dilutive EPS because the conversion price had not been met.

11.	Income Taxes
      Significant components of the income tax expense, before minority interest and cumulative effect of a change in accounting principle, consist of the following:

	Year Ended December 31,

	2004	2003	2002

Federal:
Current benefit (expense)	$(6,378)	$—	$20,004
Deferred expense	(7,860)	(1,794)	(7,486)
State:
Current expense	—	(708)	(913)
Deferred (expense) benefit	(656)	(339)	2,521

Total income tax benefit (expense)	$(14,894)	$(2,841)	$14,126

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Income tax expense for the year ended December 31, 2002 includes a $1,500 reduction in reserves established for tax contingencies.
      A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) before cumulative effect of a change in accounting principle is as follows:

	2004	2003	2002

Federal statutory rate	35%	35%	35%
Effect of:
Permanent differences	—	(9)	—
State taxes, net of Federal benefit	—	7	3
Minority interest	—	—	(5)
Other	—	—	4

	35%	33%	37%

      Permanent differences primarily relate to the Company’s settlement of prior year tax examinations, meal and entertainment disallowance, certain state income tax credits and other nondeductible expenses.
      Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2004	2003

Deferred tax assets:
Accrued postretirement benefit cost	$17,721	$14,535
Accrued liabilities	9,930	14,942
NOL carried forward	5,425	4,487
Pension	5,925	7,296
Inventory write-down	—	2,246
Foreign tax credit	11,359	—
Valuation allowance	(11,359)	—

Deferred tax assets	39,001	43,506
Deferred tax liabilities:
Tax over financial statement depreciation	(107,825)	(96,051)
Equity contra — other comprehensive income	29,739	864
Unrepatriated foreign earnings	(3,500)	—

Net deferred tax liability	$(42,585)	$(51,681)

      The net deferred tax liability of $42,585 at December 31, 2004, is net of a current deferred tax asset of $25,688. The net deferred tax liability of $51,681 at December 31, 2003, is net of a current deferred tax asset of $3,413. At December 31, 2004, the Company has various state net operating loss carryforwards totaling $22,800 which begin to expire in 2010, in addition to $24,000 of foreign net operating loss carryforwards which begin to expire in 2008.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Contingencies and Commitments

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
      Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) continues to perform remedial measures at its Ravenswood facility pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at the Ravenswood facility that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the RFI, and the Company believes no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA. The Company believes a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of Kaiser, which had previously owned and operated the Ravenswood facility, and is the financial responsibility of Kaiser.
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
      Prior to the Closing, the EPA had issued a final Record of Decision (“ROD”), under the Comprehensive Environmental Response, Compensation and Liability Act, directing that certain response actions be taken at the Hawesville facility. By agreement, Southwire is to perform all obligations under the ROD. The total costs for the obligations to be undertaken and paid for by Southwire relative to these liabilities are estimated under the ROD to be $12,600, and the forecast of annual operating and maintenance costs is $1,200. Century Kentucky, LLC (“Century Kentucky”) will operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.
      If any on-site environmental liabilities arising from pre-Closing activities at the Hawesville facility that were unknown at Closing, become known prior to March 31, 2007, the Company and Southwire will share the costs of remedial action pro rata depending on the year the liability is identified. The Company will be responsible for all environmental liabilities which first become known on or after March 31, 2007 and any post-Closing environmental liabilities which result from a change in laws.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company acquired the Hawesville facility by purchasing all of the outstanding equity securities of Metalsco Ltd. (“Metalsco”), which was a wholly-owned subsidiary of Southwire. Metalsco previously owned certain assets unrelated to the Hawesville plant’s operations. These assets were distributed to Southwire prior to the Closing, and Southwire indemnified the Company for all liabilities related to the assets previously owned by Metalsco. Southwire also retained ownership of and full responsibility for certain land adjacent to the Hawesville facility containing potliner disposal areas.
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
      Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through December 31, 2004, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $200 which may be offset in part by sales of recoverable hydrocarbons.
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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $596 and $694 at December 31, 2004 and December 31, 2003, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.
      Because of the issues and uncertainties described above, and the Company’s inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company’s future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

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
      The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005. On February 18, 2005, Century Aluminum of West Virginia, Inc. signed an agreement with Appalachian Power Company for the supply of electricity to the Ravenswood facility beginning January 1, 2006. The agreement has an initial term of two years and continues thereafter until Century gives 12 months notice of cancellation. Appalachian Power has filed a petition with the Public Services Commission of West Virginia (“PSC”) seeking affirmation of its authorization to provide service to the Ravenswood facility. In 2000, the PSC found that the Ravenswood facility was in Appalachian Power’s service territory and had jurisdiction over the provision of service. The agreement will become effective unless the PSC fails to affirm its previous findings. Power under the new agreement is priced under an Appalachian Power tariff.
      The Mt. Holly facility purchases all of its power from the South Carolina Public Service Authority at rates established by published schedules. The Mt. Holly facility’s current power contract expires December 31, 2015. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.
      The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the London Metal Exchange (“LME”) price for primary aluminum. In connection with the planned expansion, Nordural has entered into a power contract with Hitaveita Su#urnesja hf. (“Sudurnes Energy”) and Orkuveita Reykjavíkur (“Reykjavik Energy”) for the supply of the additional power required for the expansion capacity. Power under this agreement will be generated from geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/ Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should Sudurnes Energy or Reykjavik Energy be unable to meet the obligations of their contract to provide power for the Nordural expansion.
      The Company may suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. The Company uses large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. If this occurs, the Company may lose production for a prolonged period of time and incur significant losses. Although the Company maintains property and business interruption insurance to mitigate losses resulting from catastrophic events, the Company may still be required to pay significant amounts under the deductible provisions of those insurance policies. Century’s coverage may not be sufficient to cover all losses, or certain events may not be covered. For example, certain of Century’s insurance policies do not cover any losses the Company may incur if its suppliers are unable to provide the Company with power during periods of unusually high demand. Certain material losses which are not covered by insurance may trigger a default under the Company’s Revolving Credit Facility. No assurance can be given that a material shutdown will not occur in the future or that such a shutdown would not have a material adverse effect on the Company.

Labor Commitments
      Approximately 81% of the Company’s U.S. based workforce are represented by the United Steelworker’s of America (the “USWA”) and are working under agreements that expire as follows: March 31, 2006 (Hawesville) and May 31, 2006 (Ravenswood).
      There are six national labor unions representing approximately 80% of Nordural’s work force. The current contract with these unions expired on December 31, 2004. The terms of a new contract are currently being negotiated.

Other Commitments and Contingencies
      The Company’s income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the IRS and plans to contest the proposed tax deficiencies. The Company does not believe that the outcome of the tax audit will have a material impact on the Company’s financial condition or results of operations.
      In connection with the acquisition of the Hawesville facility, the Company would be required to make post-closing payments to Southwire of up to $7,000, if LME prices exceed specified levels during any of the seven years following closing. If the LME price remains at current levels, the entire $7,000 will become due in April 2005.
      At December 31, 2004, the Company had outstanding capital commitments related to the Nordural expansion of $218,800. The Company’s cost commitments for the Nordural expansion may materially change

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.

13.	Forward Delivery Contracts and Financial Instruments
      As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Alumina Tolling
      Nordural is party to a long-term alumina tolling contract with a subsidiary of BHP Billiton (the “Tolling Agreement”) which is due to expire December 31, 2013. Under this contract, which is for all of the Nordural facility’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. As of August 1, 2004, the Company entered into a ten-year alumina toll conversion agreement with Glencore for approximately 198.4 million pounds per year of Nordural’s expansion capacity. That contract also provides Nordural with an LME-based fee. The contract is effective in late-2006.

Primary Aluminum Sales Agreements
      Century has a contract with Pechiney (the “Pechiney Metal Agreement”) under which Pechiney purchases 23 to 27 million pounds, per month, of molten aluminum produced at the Ravenswood facility through December 31, 2005, at a price determined by reference to the U.S. Midwest Market Price. This contract will be automatically extended through July 31, 2007 provided that the Company’s power contract for the Ravenswood facility is extended or replaced through that date. Pechiney has the right, upon 12 months’ notice, to reduce its purchase obligations by 50% under this contract. In December 2003, Alcan Inc. (“Alcan”) completed an acquisition of Pechiney and as a result assumed the Pechiney metal agreement.
      The Pechiney rolling mill that purchases primary aluminum from the Company under this contract is located adjacent to the Ravenswood facility, which requires the Company to deliver molten aluminum, thereby reducing its casting and shipping costs. If Alcan materially reduces its purchases or fails to renew the contract when it expires, the Company’s casting, shipping and marketing costs at the Ravenswood facility would increase.
      On April 1, 2000, the Company entered into an agreement with Glencore, expiring December 31, 2009, to sell and deliver monthly, primary aluminum totaling approximately 110 million pounds per year at a fixed price for the years 2002 through 2009 (the “Original Sales Contract”). In January 2003, Century and Glencore agreed to terminate and settle the Original Sales Contract for the years 2005 through 2009. At that time, the parties entered into a new contract (the “New Sales Contract”) that requires Century to deliver the same quantity of primary aluminum as did the Original Sales Contract for these years. The New Sales Contract provides for variable pricing determined by reference to the LME for the years 2005 through 2009. For deliveries through 2004, the price of primary aluminum delivered was fixed.
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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      In connection with the acquisition of the Hawesville facility in April 2001, the Company entered into a 10-year contract with Southwire (the “Southwire Metal Agreement”) to supply 240 million pounds of high-purity molten aluminum annually to Southwire’s wire and cable manufacturing facility located adjacent to the Hawesville facility. Under this contract, Southwire will also purchase 60.0 million pounds of standard grade molten aluminum each year for the first five years of the contract, with an option to purchase an equal amount in each of the remaining five years. Southwire has exercised this option through 2008. Prior to the acquisition of the 20% interest in the Hawesville facility on April 1, 2003, the Company and Glencore were each responsible for providing a pro rata portion of the aluminum supplied to Southwire under this contract. In connection with the Company’s acquisition of the 20% interest in the Hawesville facility, the Company assumed Glencore’s delivery obligations under the Southwire Metal Agreement. The price for the molten aluminum to be delivered to Southwire from the Hawesville facility is variable and will be determined by reference to the U.S. Midwest Market Price. This agreement expires on March 31, 2011, and will automatically renew for additional five-year terms, unless either party provides 12 months’ notice that it has elected not to renew.
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
      Apart from the Pechiney Metal Agreement, the New Sales Contract, the Glencore Metal Agreement and the Southwire Metal Agreement, the Company had forward delivery contracts to sell 249.4 million pounds and

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
351.8 million pounds of primary aluminum at December 31, 2004 and December 31, 2003, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 13.3 million pounds and 70.5 million pounds of primary aluminum at December 31, 2004 and December 31, 2003, respectively, of which, no forward delivery contracts and 53.5 million pounds at December 31, 2004 and December 31, 2003, respectively, were with Glencore.

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
      On October 1, 2004, the Company and Noranda Finance, Inc. jointly acquired the Gramercy alumina refinery and related Jamaican bauxite mining assets from Kaiser for $23,000, subject to closing adjustments. Century and Noranda each paid one-half, or $11,500, of the purchase price. See Note 2, “Acquisitions.”
      The price the Company pays for alumina used by the Hawesville facility is now based on the cost of alumina production, rather than the LME price for primary aluminum. Those production costs may be materially higher than an LME-based price. The impact of the Gramercy acquisition to the Company’s cost of goods sold may not be materially different than under the Company’s existing LME-based contracts with Gramercy in periods of high aluminum prices such as the Company is currently experiencing. However, the Company believes that the price of alumina based on production costs at Gramercy could be materially higher than under the LME-based contract price in periods when aluminum prices are low and natural gas prices are high.

Anode Purchase Agreement
      Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. Pricing for the anode contract is variable and is indexed to the raw material market for petroleum coke products, certain labor rates, and maintenance cost indices.

Financial Sales and Purchase Agreements
      At December 31, 2004 and December 31, 2003, the Company had fixed price financial sales contracts, primarily with Glencore, for 1,686.4 million pounds and 102.9 million pounds of primary aluminum, respectively, of which 1,023.7 million pounds and 58.8 million pounds, respectively, were designated cash flow hedges. Beginning in 2006, certain of these sales contracts contain clauses that trigger additional shipment volume when the market price for a period is above the contract ceiling price for that period. These contracts are evaluated monthly and the maximum additional shipment volume over the life of the contract would be 662.7 million pounds, if the market price exceeds the ceiling price for all months during the term of the contract. These fixed price financial sales contracts are scheduled for settlement at various dates in 2005 through 2010. The Company had no fixed price financial purchase contracts to purchase aluminum at December 31, 2004 or December 31, 2003.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fixed Price Financial Sales Contracts at
December 31, 2004:
Primary Aluminum

(Millions of pounds)
2005	425.7
2006	370.3
2007	374.6
2008	185.2
2009	165.3
2010	165.3

Total	1,686.4

      Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At December 31, 2004 and December 31, 2003, the Company had fixed price financial purchase contracts for 4.3 million and 2.7 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2005 through 2008.
Fixed Price Financial Purchase Contracts at
December 31, 2004:
Natural Gas

(Thousands of DTH)
2005	2,880
2006	480
2007	480
2008	480

Total	4,320

      Based on the fair value of the Company’s fixed price financial sales contracts and financial purchase contracts financial instruments as of December 31, 2004, accumulated other comprehensive loss of $30,215 is expected to be reclassified as a reduction to earnings over the next 12 month period.
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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
present value each period and the capitalized cost is depreciated over the useful life of the related asset. The Company’s asset retirement obligations consist primarily of costs associated with the removal and disposal of reduction plant spent pot liner.
      With the adoption of SFAS No. 143 on January 1, 2003, Century recorded an ARO asset of $6,848, net of accumulated amortization of $7,372, a deferred tax asset of $3,430 and an ARO liability of $14,220. The net amount initially recognized as a result of applying the Statement is reported as a cumulative effect of a change in accounting principle. The Company recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle. During the year ended December 31, 2003, $1,795 of the additional ARO liability incurred is related to the acquisition of the 20% interest in the Hawesville facility.
      The reconciliation of the changes in the asset retirement obligations is presented below:

	For the Year Ended
	December 31,

	2004	2003

Beginning Balance, ARO Liability	$16,495	$14,220
Additional ARO Liability incurred	1,383	3,402
ARO Liabilities settled	(3,379)	(2,423)
Accretion Expense	2,733	1,296

Ending Balance, ARO Liability	$17,232	$16,495

15.	Related Party Transactions
      The significant related party transactions occurring during the years ended December 31, 2004, 2003 and 2002, are described below.
      The Chairman of the Board of Directors of Century is a member of the Board of Directors of Glencore International AG. One of Century’s Board members is the Chairman of the Board of Directors of Glencore International AG.
      The Company had notes receivable with officers of the Company of $230 and $450 at December 31, 2004 and 2003, respectively. These notes receivable were all existing loans issued prior to the enactment of the Sarbanes-Oxley Act of 2002 and have not been modified since that date. As of March 15, 2000, no amounts were outstanding under any of these notes receivable.
      The Company enters into forward financial sales and hedging contracts with Glencore to help manage exposure to fluctuating primary aluminum prices. Management believes that all of its forward financial sales and hedge contracts with Glencore approximated market at the time of placing the contracts.
      Century of West Virginia has purchased alumina, and purchased and sold primary aluminum in transactions with Glencore at prices which management believes approximated market.
      Berkeley has purchased alumina, and purchased and sold primary aluminum in transactions with Glencore at prices which management believes approximated market.
      Century of Kentucky has purchased and sold primary aluminum in transactions with Glencore at prices which management believes approximated market.
      During 2003, all of Century’s facilities participated in primary aluminum swap arrangements with Glencore at prices which management believes approximated market.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary
      A summary of the aforementioned related party transactions for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Net sales(1)	$163,209	$121,886	$107,594
Purchases	131,427	99,185	97,469
Management fees from Glencore	—	121	485

(1)	Net sales includes gains and losses realized on the settlement of financial contracts.
      See Note 13 for a discussion of the Company’s fixed-price commitments, forward financial contracts, and contract settlements with related parties.

16.	Supplemental Cash Flow Information

	Year Ended December 31,

	2004	2003	2002

Cash paid for:
Interest	$37,587	$40,289	$38,299
Income taxes	248	257	286
Cash received from:
Interest	1,088	341	392
Income tax refunds	80	9,489	17,574

Non-Cash Activities
      In the year ended December 31, 2004, the Company had two significant non-cash equity transactions. In April 2004, the Company issued approximately 67,000 shares of common stock to satisfy a performance share liability of $1,630 to certain employees of the Company. Additionally, in May 2004, Glencore exercised its option to convert its shares of cumulative convertible preferred stock. The Company issued 1,395,089 shares of common stock in exchange for Glencore’s $25,000 of preferred stock, see Note 8. During 2003, the Company incurred $40,000 of borrowings in the form of seller financing related to the acquisition of the 20% interest in the Hawesville facility. During 2002, the Company made non-cash contributions to the Company’s pension plans, consisting of 500,000 shares of the Company’s common stock valued at $3,180.
      During the years ended December 31, 2004, 2003 and 2002, interest cost incurred in the construction of equipment of $668, $685 and $810, respectively, was capitalized.

17.	Business Segments
      The Company operates in only one reportable business segment, primary aluminum. The primary aluminum segment produces molten metal, rolling ingot, t-ingot, extrusion billet and foundry ingot.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the Company’s consolidated assets to the total of primary aluminum segment assets is provided below.

		Corporate,
Segment Assets(1)	Primary	Unallocated	Total Assets

2004	$1,305,485	$25,385	$1,330,870
2003	793,101	17,225	810,326
2002	742,672	22,495	765,167

(1)	Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

Geographic information
      Included in the consolidated financial statements are the following amounts related to geographic locations:

	Year Ended December 31,

	2004	2003	2002

Net Sales:
United States	$974,481	$779,229	$711,003
Other	86,266	3,250	335
Long-lived assets:
United States	$615,618	$622,921	$569,191
Other	431,161	—	—

Major Customer information
      In 2004, 2003, and 2002, the Company had three major customers whose sales revenue exceeded 10% of the net sales of the Company. The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,

	2004		2003		2002

	$	%	$	%	$	%

Pechiney	301,033	28.4	198,448	25.4	220,729	31.0
Southwire	258,320	24.4	199,067	25.4	157,599	22.2
Glencore	163,209	15.4	121,886	15.6	107,594	15.1

18.	Quarterly Information (Unaudited)
      The following information includes the results from the Company’s 20% interest in the Hawesville facility since its acquisition on April 1, 2003, the results from the Nordural facility since the Company acquired it in April 2004 and the equity in earnings of the GAL and SABL joint venture since the Company acquired its interest in October 2004.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial results by quarter for the years ended December 31, 2004 and 2003 are as follows:

			Net Income (Loss)
			Before Cumulative
	Net	Gross	Effect of Change in	Net Income	Net Income (Loss)
	Sales	Profit	Accounting Principle	(Loss)	per Share

2004:
4th Quarter	$290,603	$50,865	$20,932	$20,932	0.65
3rd Quarter(1)	274,317	43,369	(16,049)	(16,049)	(0.51)
2nd Quarter	263,733	45,191	18,288	18,288	0.61
1st Quarter	232,094	37,049	4,800	4,800	0.20
2003:
4th Quarter(2)(3)	$205,815	$22,517	$(6,255)	$(6,255)	$(0.32)
3rd Quarter	201,488	10,040	(5,367)	(5,367)	(0.28)
2nd Quarter	196,167	7,776	(5,007)	(5,007)	(0.26)
1st Quarter(4)(5)	179,009	7,706	23,473	17,595	0.81

(1)	The third quarter 2004 net income includes a charge of $30,367, net of tax, for a loss on the early extinguishment of debt.

(2)	The fourth quarter 2003 gross profit includes credits of $5,905 for lower cost of market inventory adjustments.

(3)	The fourth quarter 2003 net income includes a charge of $2,004, net of tax, related to an executive resignation.

(4)	The first quarter 2003 net income includes a gain of $26,129, net of tax, related to a contract termination.

(5)	The first quarter 2003 net income includes a charge of $5,878, net of tax, for the cumulative effect of adopting SFAS No. 143, “Accounting for Asset Retirement Obligations.”

19.	Condensed Consolidating Financial Information
      The Company’s 11.75% Senior Secured First Mortgage Notes due 2008, 7.5% Senior Unsecured Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are jointly and severally and fully and unconditionally guaranteed by all of the Company’s wholly-owned direct and indirect domestic subsidiaries other than the LLC and a subsidiary formed in connection with the Nordural acquisition (together with the company’s foreign subsidiaries, the “Non-Guarantor Subsidiaries”). The Company’s policy for financial reporting purposes is to allocate expenses to subsidiaries. For the years ended December 31, 2004, December 31, 2003, and December 31, 2002, the Company allocated total corporate expenses of $1,452, $9,139 and $10,900 to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.
      Because certain Non-Guarantor Subsidiaries are not “minor” as defined in Rule 3-10(f) of Regulation S-X under the Securities Exchange Act of 1934, as amended, the Company is providing the condensed consolidating financial information required under Rule 3-10(f). See Note 5 to the Consolidated Financial Statements for information about the terms of these notes.
      The following summarized condensed consolidating balance sheets as of December 31, 2004 and December 31, 2003, condensed consolidating statements of operations for the years ended December 31, 2004, December 31, 2003 and December 31, 2002 and the condensed consolidating statements of cash flows for the years ended December 31, 2004 and December 31, 2003 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.
      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$185	$1,759	$42,224	$—	$44,168
Restricted cash	1,174	504	—	—	1,678
Accounts receivable — net	71,051	8,449	76	—	79,576
Due from affiliates	168,328	8,142	684,458	(846,557)	14,371
Inventories	69,535	39,020	—	—	108,555
Prepaid and other assets	1,514	4,299	4,242	—	10,055
Deferred taxes — current portion	25,395	293	—	—	25,688

Total current assets	337,182	62,466	731,000	(846,557)	284,091
Investment in subsidiaries	66,393	—	268,495	(334,888)	—
Property, plant and equipment — net	464,418	341,692	140	—	806,250
Intangible asset — net	—	86,809	—	—	86,809
Goodwill	—	95,610	—	—	95,610
Other assets	20,391	16,792	20,927	—	58,110

Total	$888,384	$603,369	$1,020,562	$(1,181,445)	$1,330,870

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$12,000	$35,479	$—	$—	$47,479
Due to affiliates	83,819	1,911	162,150	(163,065)	84,815
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	15,545	10,023	27,741	—	53,309
Long term debt — current portion	—	704	9,878	—	10,582
Accrued employee benefits costs — current portion	6,507	1,951	—	—	8,458
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	125,686	50,068	374,769	(163,065)	387,458

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	80,711	—	—	80,711
Accrued pension benefit costs — less current portion	—	—	10,685	—	10,685
Accrued postretirement benefit costs — less current portion	56,947	27,812	790	—	85,549
Other liabilities/intercompany loan	479,213	239,124	—	(683,376)	34,961
Due to affiliates — less current portion	30,416	—	—	—	30,416
Deferred taxes	47,509	19,379	1,501	(116)	68,273

Total noncurrent liabilities	614,085	367,026	262,976	(683,492)	560,595

Shareholders’ Equity:
Common stock	59	13	320	(72)	320
Additional paid-in capital	188,424	242,818	415,453	(431,242)	415,453
Accumulated other comprehensive income (loss)	(51,665)	(521)	(52,186)	52,186	(52,186)
Retained earnings (accumulated deficit)	11,795	(56,035)	19,230	44,240	19,230

Total shareholders’ equity	148,613	186,275	382,817	(334,888)	382,817

Total	$888,384	$603,369	$1,020,562	$(1,181,445)	$1,330,870

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2003

	Combined			Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$104	$—	$28,100	$—	$28,204
Accounts receivable — net	51,131	239	—	—	51,370
Due from affiliates	101,489	23,586	455,025	(569,143)	10,957
Inventories	76,878	12,482	—	—	89,360
Prepaid and other assets	4,263	134	3,117	—	7,514

Total current assets	233,865	36,441	486,242	(569,143)	187,405
Investment in subsidiaries	78,720	—	178,483	(257,203)	—
Property, plant and equipment — net	489,502	5,299	156	—	494,957
Intangible asset — net	—	99,136	—	—	99,136
Other assets	14,877	—	13,951	—	28,828

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable, trade	$13,137	$21,692	$—	$—	$34,829
Due to affiliates	25,392	525	116,538	(115,316)	27,139
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	8,929	5,740	15,485	—	30,154
Accrued employee benefits costs — current portion	7,306	1,628	—	—	8,934

Total current liabilities	62,579	29,585	132,023	(115,316)	108,871

Senior secured notes payable	—	—	322,310	—	322,310
Notes payable — affiliates	—	—	14,000	—	14,000
Accrued pension benefit costs — less current portion	—	—	10,764	—	10,764
Accrued postretirement benefit costs — less current portion	53,234	24,334	650	—	78,218
Other liabilities	478,892	8,237	—	(453,757)	33,372
Deferred taxes	43,776	—	11,388	(70)	55,094

Total noncurrent liabilities	575,902	32,571	359,112	(453,827)	513,758

Shareholders’ Equity:
Convertible preferred stock	—	—	25,000	—	25,000
Common stock	59	—	211	(59)	211
Additional paid-in capital	188,424	133,175	173,138	(321,599)	173,138
Accumulated other comprehensive income (loss)	(4,582)	—	(5,222)	4,582	(5,222)
Retained earnings (accumulated deficit)	(5,418)	(54,455)	(5,430)	59,873	(5,430)

Total shareholders’ equity	178,783	78,720	187,697	(257,203)	187,697

Total	$816,964	$140,876	$678,832	$(826,346)	$810,326

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004

	Combined	Combined Non-		Reclassifications
	Guarantor	Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net sales:
Third-party customers	$811,705	$85,833	$—	$—	$897,538
Related parties	163,209	—	—	—	163,209

	974,914	85,833	—	—	1,060,747

Cost of goods sold	814,080	407,650	—	(337,457)	884,273
Reimbursement from owners	—	(337,738)	—	337,738	—

Gross profit (loss)	160,834	15,921	—	(281)	176,474
Selling, general and admin expenses	24,916	—	—	—	24,916

Operating income (loss)	135,918	15,921	—	(281)	151,558
Interest expense — third party	(36,281)	(3,665)	—	—	(39,946)
Interest expense — related party	(380)	(9,078)	—	9,078	(380)
Interest income	9,872	172	—	(8,958)	1,086
Net gain (loss) on forward contracts	(21,521)	—	—	—	(21,521)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense) — net	(1,380)	43	—	32	(1,305)

Income (loss) before taxes and equity in earnings (loss) of subsidiaries	38,780	3,393	—	(129)	42,044
Income tax (expense) benefit	(13,916)	(5,709)	—	4,731	(14,894)

Net income (loss) before equity in earnings (loss) of subsidiaries	24,864	(2,316)	—	4,602	27,150
Equity earnings (loss) of subsidiaries	(7,642)	821	27,971	(20,329)	821

Net income (loss)	$17,222	$(1,495)	$27,971	$(15,727)	$27,971

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003

	Combined			Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated

Net sales:
Third-party customers	$660,593	$—	$—	$—	$660,593
Related parties	121,886	—	—	—	121,886

	782,479	—	—	—	782,479

Cost of goods sold	715,816	334,020	—	(315,395)	734,441
Reimbursement from owners	—	(315,519)	—	315,519	—

Gross profit (loss)	66,663	(18,501)	—	(124)	48,038
Selling, general and admin expenses	20,833	—	—	—	20,833

Operating income (loss)	45,830	(18,501)	—	(124)	27,205
Interest expense — third party	(41,248)	(124)	—	103	(41,269)
Interest expense — related party	(2,579)	—	—	—	(2,579)
Interest income	339	—	—	—	339
Net gain on forward contracts	25,691	—	—	—	25,691
Other income (expense) — net	(653)	(56)	—	21	(688)

Income (loss) before taxes, minority interest and cumulative effect of a change in accounting principle	27,830	(18,681)	—	—	8,699
Income tax (expense) benefit	(9,564)	—	—	6,723	(2,841)

Net income (loss) before minority interest and cumulative effect of a change in accounting principle	17,816	(18,681)	—	6,723	5,858
Minority interest	—	—	—	986	986

Net income (loss) before cumulative effect of a change in accounting principle	17,816	(18,681)	—	7,709	6,844
Cumulative effect of a change in accounting principle	(5,878)	—	—	—	(5,878)
Equity earnings (loss) of subsidiaries	(10,972)	—	966	10,006	—

Net income (loss)	$966	$(18,681)	$966	$17,715	$966

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Combined	Combined Non-		Reclassifications
	Guarantor	Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net cash provided by operating activities	$14,071	$91,757	$—	$—	$105,828

Investing activities:
Purchase of property, plant and equipment	(6,814)	(8,426)	—	—	(15,240)
Nordural expansion	—	(59,784)	—	—	(59,784)
Acquisitions	—	—	(198,584)	—	(198,584)
Restricted cash deposits	(1,174)	(504)	—	—	(1,678)

Net cash used in investing activities	(7,988)	(68,714)	(198,584)	—	(275,286)

Financing activities:
Borrowings	—	883	425,000	—	425,883
Repayment of third party debt	—	(110,826)	(315,055)	—	(425,881)
Repayment of related party debt	—	—	(14,000)	—	(14,000)
Financing fees	—	—	(13,062)	—	(13,062)
Dividends	—	—	(3,311)	—	(3,311)
Intercompany transactions	(6,002)	88,659	(82,657)	—	—
Issuance of common stock	—	—	215,793	—	215,793

Net cash provided by (used in) financing activities	(6,002)	(21,284)	212,708	—	185,422

Net increase (decrease) in cash	81	1,759	14,124	—	15,964
Beginning cash	104	—	28,100	—	28,204

Ending cash	$185	$1,759	$42,224	$—	$44,168

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
Disclosure Controls and Procedures
      As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
      There have not been any changes in the Company’s internal controls over financial reporting for the period ended December 31, 2004 that materially affected, or were likely to materially affect, the Company’s internal controls over financial reporting.
Management’s Annual Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting for the Company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal controls over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. The Company’s system of internal controls contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
      As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting, exclusive of Nordural ehf, which was acquired on April 27, 2004, and whose financial statements reflect total assets and revenues constituting 35% and 8% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Management’s evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that the Company’s system of internal controls over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Century Aluminum Company:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Century Aluminum Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Nordural ehf, which was acquired on April 27, 2004 and whose financial statements reflect total assets and revenues constituting 35% and 8% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at Nordural ehf. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report on those financial statements, dated March 11, 2005, expresses an unqualified opinion and includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 11, 2005

Item 9B.	Other Information
      Effective October 1, 2004, the Compensation Committee of the Company’s Board of Directors adopted an amendment to the Century Aluminum Company Supplemental Retirement Income Benefit Plan (the “SRP”). The SRP, which was originally adopted in 2001, provides select senior executives of the Company with supplemental benefits in addition to those benefits they are entitled to receive under the Company’s qualified retirement plans. Those benefits include an unfunded supplemental amount equal to the amount that would normally be paid under the Company’s qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended. Under the terms of the First Amendment to the Century Aluminum Company Supplemental Retirement Income Benefit Plan (the “First Amendment”), final average monthly compensation for purposes of calculating the supplemental benefit will be determined by reference to compensation in the three calendar years of employment out of the last 10 calendar years of employment which produces the highest monthly average.
      A copy of the First Amendment is attached as Exhibit 10.48.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Executive Officers
      Information regarding the executive officers of the Company is included in Part I of this Form 10-K.
Directors
      The Company’s Board of Directors consists of seven members, divided into three classes: Class I, Class II and Class III. Directors in each such class are elected to serve for three-year terms, with each class standing for election in successive years. Set forth below is certain information concerning the directors of the Company.
Class III Directors with Terms to Expire in 2005

		Business Experience and Principal Occupation or	Director
Name and Age		Employment During Past 5 Years; Other Directorships	Since

Craig A. Davis	64	Chief Executive Officer since October 15, 2003; our Chairman of the Board since August 1995; Chairman and Chief Executive Officer from August 1995 to December 2002; Director of Glencore International AG since December 1993 and Executive of Glencore from September 1990 to June 1996.	1995

Robert E. Fishman, Ph.D.(1)(3)	53	Senior Vice President of Calpine Corporation since 2001; President of PB Power, Inc. from 1998 to 2001 and Senior Vice President from 1991 to 1998.	2002

Class I Directors with Terms to Expire in 2006

		Business Experience and Principal Occupation or	Director
Name and Age		Employment During Past 5 Years; Other Directorships	Since

Roman A. Bninski(1)	58	Partner, law firm of Curtis, Mallet-Prevost, Colt & Mosle LLP, New York, New York since 1984.	1996

Stuart M. Schreiber	51	Founder and Managing Director of Integis, Inc. since 1997; former partner of Heidrick & Struggles from 1988 to 1997.	1999

Willy R. Strothotte(5)	60	Chairman of the Board of Glencore International AG since 1994 and Chief Executive Officer from 1993 to December 2001; Chairman of the Board of Xstrata AG (formerly Südelektra Holding AG) since 1990.	1996
Class II Directors with Terms to Expire in 2007

		Business Experience and Principal Occupation or	Director
Name and Age		Employment During Past 5 Years; Other Directorships	Since

John C. Fontaine(1)(2)(3)	73	Of Counsel, law firm of Hughes Hubbard & Reed LLP since January 2000 and partner from July 1997 to December 1999; President of Knight-Ridder, Inc. from July 1995 to July 1997; Chairman of the Samuel H. Kress Foundation; Trustee of the National Gallery of Art.	1996

John P. O’Brien(1)(2)(3)(4)	63	Managing Director of Inglewood Associates Inc. since 1990; Chairman of Allied Construction Products since March 1993; Director of Oglebay Norton Company since April 2003; Director of International Total Services, Inc. from August 1999 to January 2003; Director of American Italian Pasta Company from March 1997 to November 2002; Chairman and CEO of Jeffrey Mining Products L.P. from October 1995 to June 1999.	2000

(1)	Independent director under NASD Marketplace Rule 4200(a)(15).

(2)	Member of Compensation Committee.

(3)	Member of Audit Committee.

(4)	Audit committee financial expert.

(5)	Mr. Strothotte was designated to serve as one of the Company’s directors by Glencore International AG.

Independent Directors
      For the year ended December 31, 2004, the Board of Directors has determined that each of Roman A. Bninski, Robert E. Fishman, John C. Fontaine, William R. Hampshire and John P. O’Brien were “independent “as such term is defined under National Association of Securities Dealers (“NASD”) Marketplace Rule 4200(a)(15). Mr. Hampshire retired as a director of Century Aluminum Company effective December 31, 2004.

Audit Committee
      In accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company’s Board of Directors has established an Audit Committee comprised of Messrs. Fishman, Fontaine and O’Brien. The Board of Directors has designated Mr. O’Brien, who serves as Chairman of the Audit Committee, as the “audit committee financial expert,” as described under

Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended. Mr. O’Brien and the other members of the Audit Committee are each “independent” as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and NASD Marketplace Rule 4200(a)(15).
      The Audit Committee oversees the financial reporting process for which management is responsible, approves the engagement of the independent auditors for audit and non-audit services, monitors the independence of the independent auditors and reviews and approves all audit and non-audit services and fees, reviews the scope and results of the audit with the independent auditors, reviews the scope and results of internal audit procedures with the Company’s internal auditors, evaluates and discusses with the independent auditors and management the effectiveness of the Company’s system of internal accounting controls, and makes inquiries into other matters within the scope of its duties. In 2004, the Audit Committee held four meetings.

Changes to Nominating Procedures
      There were no material changes to the procedures by which the Company’s stockholders may recommend nominees to the Board of Directors since the Company’s proxy statement with respect to its 2004 annual meeting of stockholders.

Code of Ethics
      The Company has adopted a code of ethics that applies to all employees. A copy of the code of ethics is available on the Company’s Internet website at www.centuryca.com and a copy will be mailed to any person, without charge, upon written request addressed to Corporate Secretary, Century Aluminum Company, 2511 Garden Road, Bldg. A, Suite 200, Monterey, California 93940. The Company intends to disclose any amendments to or waivers of the code of ethics on behalf of the Company’s Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, on the Company’s website at the Internet website address set forth above.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons owning more than 10% of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of equity securities of the Company. Such persons are also required to furnish the Company with copies of all such forms. Based solely upon a review of the copies of such forms furnished to the Company and, in certain cases, written representations that no Form 5 filings were required, the Company believes that, with respect to the 2004 fiscal year, all required Section 16(a) filings were timely made, except that Form 4s that were timely filed by the Company’s executive officers on April 15, 2004 to report the vesting of performance shares were subsequently amended on May 6, 2004 to report the shares withheld by the Company to satisfy tax withholding obligations.

Item 11.	Executive Compensation

Summary Compensation Table
      The following table sets forth information with respect to the compensation paid or awarded by the Company to the individual who served as Chief Executive Officer and the Company’s other most highly compensated executive officers (collectively, the “Named Executive Officers”) for services rendered in all capacities during 2002, 2003 and 2004.
Summary Compensation Table

		Annual Compensation			Long-Term
					Compensation
				Other	Awards/Payouts
				Annual
Name and				Compensation	LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	Payouts ($)(2)	Compensation ($)(3)

Craig A. Davis(4)	2004	$809,167	$1,810,000	-0-	—	$9,600
Chairman and Chief	2003	$558,333	$525,000	-0-	$1,092,036	$8,400
Executive Officer	2002	$728,708	$390,000	$91,283	-0-	$7,200
Gerald J. Kitchen	2004	$281,292	$497,775	-0-	—	$24,848
Executive Vice	2003	$269,333	$130,000	-0-	$292,917	$27,179
President, General	2002	$264,897	$85,000	$41,808	-0-	$30,745
Counsel, Chief
Administrative
Officer and Secretary
David W. Beckley	2004	$279,083	$431,200	-0-	—	$13,065
Executive Vice	2003	$266,896	$129,000	-0-	$289,929	$10,845
President and Chief	2002	$260,905	$85,000	-0-	-0-	$9,645
Financial Officer
E. Jack Gates(5)	2004	$310,417	$511,250	-0-	—	$14,249
Executive Vice	2003	$235,842	$125,000	-0-	$165,539	$13,114
President and	2002	$189,000	$80,000	-0-	-0-	$8,690
Chief Operating Officer
Daniel J. Krofcheck	2004	$195,292	$341,700	-0-	—	$13,202
Vice President and	2003	$187,135	$86,000	$5,795	$159,340	$14,456
Treasurer	2002	$179,884	$75,000	-0-	-0-	$13,870

(1)	Represents reimbursement of interest on funds borrowed to pay estimated taxes due upon the vesting of performance share grants.

(2)	On or about March 21, 2005, the compensation committee of the Company’s board of directors may award performance share units to the named executive officers based on the Company’s attainment of certain award targets for the three-year period from 2002 through 2004. See “Long-Term Incentive Plan Awards Table.” LTIP Payouts for 2003 represent the value realized by the named executive officers for performance share units that vested based on the Company’s achievement of award targets for the three-year period from 2001 through 2003, as determined by the Company’s Compensation Committee on April 13, 2004. The value of the vested performance share units was calculated using a per share price of $24.35, the last reported sale price of the Company’s common stock on the NASDAQ National Market on April 13, 2004, the date of vesting. Also includes accrued dividend equivalents paid to Messrs. Davis, Kitchen, Beckley, Gates and Krofcheck upon the vesting of the performance share units in the amounts of $15,474, $4,151, $4,108, $2,346 and $2,258, respectively.

(3)	All other compensation is comprised of matching contributions under the Company’s Defined Contribution Retirement Plan for each of the named executive officers. In 2004, those contributions were $9,600 for each of Messrs. Davis, Kitchen, Beckley and Gates and $6,879 for Mr. Krofcheck. All other compensation also includes Company-paid life insurance premiums in 2004 in the amounts of $2,445, $3,465, $4,055 and $3,415 for Messrs. Kitchen, Beckley, Gates and Krofcheck, respectively, and $12,803,

$2,908, and $594 for imputed interest income for below-market interest rate tax loans for Messrs. Kitchen, Krofcheck, and Gates, respectively.

(4)	Mr. Davis served as Chairman and Chief Executive Officer until January 1, 2003, when he was succeeded as Chief Executive Officer. Mr. Davis continued to serve as Chairman of the Board of Directors and was reelected as Chief Executive Officer on October 15, 2003.

(5)	Mr. Gates was elected Executive Vice President effective April 1, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value Table
      The following table sets forth information regarding the shares acquired and value realized by the Named Executive Officers upon the exercise of options during 2004 and the aggregate number and value of options held by the Named Executive Officers at December 31, 2004.
Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Shares
			Underlying		Value of
			Unexercised Options		Unexercised Options
	Shares		at December 31, 2004 (#)		at December 31, 2004 ($)(2)
	Acquired on	Value Realized
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Craig A. Davis	127,000	$1,468,881	23,000	0	$304,980	—
Gerald J. Kitchen	61,666	$711,711	0	0	—	—
David W. Beckley	80,000	$925,612	0	0	—	—
E. Jack Gates	10,000	$177,973	10,000	0	$192,100	—
Daniel J. Krofcheck	—	—	10,000	0	$100,100	—

(1)	The value realized represents the difference between the exercise price of the options and the last reported sale price of the Company’s common stock on the NASDAQ National Market on the respective dates the options were exercised.
      Value of unexercised options is calculated on the basis of the difference between the respective option exercise prices and $26.26, the last reported sale price for the Company’s common stock on the NASDAQ National Market on December 31, 2004.

Long-Term Incentive Plan Awards Table
      The following table sets forth information with respect to performance shares awarded to the Named Executive Officers during 2004 under the Company’s 1996 Stock Incentive Plan (the “1996 Plan”).
Long-Term Incentive Plans — Awards in Last Fiscal Year

		Performance or
		Other Period	Estimated Future Common Stock Payouts
		until	Under Non-Stock Price-Based Plans
	Performance	Maturation or
Name	Shares (#)(1)	Payout	Threshold (#)	Target (#)(2)	Maximum (#)(3)

Craig A. Davis	27,887	2004-2006	-0-	27,887	41,831
Gerald J. Kitchen	7,837	2004-2006	-0-	7,837	11,756
David W. Beckley	7,780	2004-2006	-0-	7,780	11,670
E. Jack Gates	8,581	2004-2006	-0-	8,581	12,872
Daniel J. Krofcheck	4,076	2004-2006	-0-	4,076	6,114

(1)	Performance shares represent shares of the Company’s common stock that, upon vesting, are issued to the award recipient. Except as described herein, performance shares are forfeited if the award recipient is not employed full-time by the Company at the end of the award cycle period. In the event of death, disability or retirement, the award recipient will receive a pro rata award based upon the number of weeks employed during the award cycle period. To the extent dividends are paid on the Company’s common stock, dividend equivalents accrue on performance shares and are paid upon vesting.

(2)	Target payouts represent the target number of shares that will vest if the Company achieves specified performance targets (“Award Targets”) in their entirety for the period. Award Targets are based upon guidelines adopted under the 1996 Plan. The Compensation Committee of the Board of Directors has retained full discretion to modify awards under the guidelines. If Award Targets are not achieved in their entirety, awards may be adjusted downward or eliminated in their entirety. In addition, regardless of performance against Award Targets, the committee’s discretion includes the right to determine that, should circumstances warrant, no award would be payable.

(3)	Maximum payouts represent the maximum number of shares that the Compensation Committee is authorized to award if the Company exceeds all of its Award Targets. In cases where the target is exceeded, the number of shares vested in excess of the target number of shares is calculated by converting the excess award into cash and reconverting the excess award into shares at the greater of (i) the share price at the time of the award, or (ii) the average share price for the month preceding the month in which the shares vest.

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

	Years of Credited Service

Remuneration	5	10	15	20	25	30	35	40

$100,000	$7,500	$15,000	$22,500	$30,000	$37,500	$45,000	$52,500	$60,000
$200,000	$15,000	$30,000	$45,000	$60,000	$75,000	$90,000	$105,000	$120,000
$300,000	$22,500	$45,000	$67,500	$90,000	$112,500	$135,000	$157,500	$180,000
$400,000	$30,000	$60,000	$90,000	$120,000	$150,000	$180,000	$210,000	$240,000
$500,000	$37,500	$75,000	$112,500	$150,000	$187,500	$225,000	$262,500	$300,000
$600,000	$45,000	$90,000	$135,000	$180,000	$225,000	$270,000	$315,000	$360,000
$700,000	$52,500	$105,000	$157,500	$210,000	$262,500	$315,000	$367,500	$420,000
$800,000	$60,000	$120,000	$180,000	$240,000	$300,000	$360,000	$420,000	$480,000
$900,000	$67,500	$135,000	$202,500	$270,000	$337,500	$405,000	$472,500	$540,000
$1,000,000	$75,000	$150,000	$225,000	$300,000	$375,000	$450,000	$525,000	$600,000
$1,100,000	$82,500	$165,000	$247,500	$330,000	$412,500	$495,000	$577,500	$660,000
$1,200,000	$90,000	$180,000	$270,000	$360,000	$450,000	$540,000	$630,000	$720,000
$1,600,000	$120,000	$240,000	$360,000	$480,000	$600,000	$720,000	$840,000	$960,000
$2,000,000	$150,000	$300,000	$450,000	$600,000	$750,000	$900,000	$1,050,000	$1,200,000
$2,400,000	$180,000	$360,000	$540,000	$720,000	$900,000	$1,080,000	$1,260,000	$1,440,000
$2,800,000	$210,000	$420,000	$630,000	$840,000	$1,050,000	$1,260,000	$1,470,000	$1,680,000
$3,200,000	$240,000	$480,000	$720,000	$960,000	$1,200,000	$1,440,000	$1,680,000	$1,920,000
      The plan provides lifetime annual benefits starting at age 62 equal to 12 multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under plans of a predecessor. Final average monthly compensation means the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants’ pension rights vest after a five-

year period of service. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available.
      The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the “Code”). The years of credited service for Messrs. Davis, Kitchen, Beckley, Gates and Krofcheck at December 31, 2004, were approximately 12, 9, 9, 4 and 7, respectively.

Supplemental Retirement Income Benefit Plan
      The Company adopted a Supplemental Retirement Income Benefit Plan, or SRP, in 2001. The SRP provides selected senior executives with supplemental benefits in addition to those benefits they are entitled to receive under the Company’s qualified retirement plans. Those benefits include an unfunded supplemental amount equal to the amount that would normally be paid under the Company’s qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code. In addition, final average monthly compensation for purposes of calculating the supplemental benefit will be determined by reference to compensation in the three calendar years of employment out of the last 10 calendar years of employment which produces the highest monthly average. Messrs. Davis, Gates, Kitchen and Beckley participate in these benefits.
      The SRP also permits selected senior executives to achieve estimated levels of retirement income when, due to the executive’s age and potential years of service at normal retirement age, benefits under the Company’s existing qualified and nonqualified defined benefit pension plans are projected to be less than a specified percentage of the executive’s estimated final average annual pay. Messrs. Davis, Kitchen and Beckley were selected to participate in these benefits at 50% of their estimated final average compensation during each executive’s final five years of service. The Company believes this level of retirement benefits is commensurate with retirement benefits paid to senior executives of comparable companies. Under the Enhanced SRP, these senior executives will be entitled to receive an annual supplemental retirement benefit in the following amounts if, from January 1, 2001, they remain employed by the Company for a period of the Company’s years in the case of Mr. Davis and five years in the cases of Messrs. Kitchen and Beckley: Craig A. Davis, $425,000; Gerald J. Kitchen, $145,000; and David W. Beckley, $145,000. If an executive’s employment is terminated prior to the end of the requisite period, the annual supplemental retirement benefit will be reduced pro rata for each year of employment less than the required four or five years. However, an executive will receive the full benefit in the event of disability, change in control or termination of employment without cause. The Company has invested funds to meet the Enhanced SRP obligations through the purchase of key-man life insurance policies on the lives of the participating executives. The policies are owned by the Company and have been placed in Rabbi Trusts to secure the Company’s payment obligations.
Employment Agreements
      The Company has employment agreements with each of Messrs. Craig A. Davis, Gerald J. Kitchen and David W. Beckley, which were amended effective December 9, 2003, that provide for terms of employment through December 31, 2005. The Company also has an employment agreement with Mr. E. Jack Gates, effective October 14, 2003, that provides for a term of employment of two years. The employment agreements with Messrs. Davis, Kitchen, Beckley and Gates provide that their base salaries may not be reduced below $780,000, $274,000, $272,000 and $300,000 per year, respectively. The agreements further provide that the base salaries are subject to increase from time to time at the discretion of the Board of Directors. In addition, the executives are eligible for bonuses in accordance with the Company’s annual incentive plan and stock option grants and performance share awards under Century’s 1996 Stock Incentive Plan. Under the terms of Mr. Davis’ agreement, he will be eligible to receive a retention bonus on or before the end of 2005 equal to one year of his then-current base pay and a success bonus, in an amount to be determined by the Compensation Committee, if the Company consummates one or more transactions which are deemed to have “transformed” the Company. Upon termination of employment “without cause,” the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year’s salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.
Severance Compensation Arrangements
      The Company is party to severance compensation agreements with each of Messrs. Craig A. Davis, Gerald J. Kitchen, David W. Beckley and E. Jack Gates. The agreements provide that if within 36 months following a change in control of the company, the executive’s employment is terminated either: (i) by the Company for other than cause or disability, or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times the aggregate of the highest base salary and the highest bonus received by such executive in any of the most recent five years. Also, upon a change in control, the exercisability of stock options and the vesting of performance shares held by such executives will be accelerated.
      The Code imposes certain excise taxes on, and limits the deductibility of, certain compensatory payments made by a corporation to or for the benefit of certain individuals if such payments are contingent upon certain changes in the ownership or effective control of the corporation or the ownership of a substantial portion of the assets of the corporation, provided that such payments to the individual have an aggregate present value in excess of three times the individual’s annualized includible compensation for the base period, as defined in the Code. The agreements provide for additional payments to the executives in order to fully offset any excise taxes payable by an executive as a result of the payments and benefits provided in the severance compensation agreements.
Directors’ Compensation
      Directors who are full-time salaried employees of the Company are not compensated for their service on the Board or on any Board Committee. Non-employee directors receive an annual retainer of $25,000 for their services. In addition, each non-employee director received a fee of $2,000 during 2004 for each Board or Board Committee meeting attended, except for Mr. O’Brien, who, in his capacity as Chairman of the Audit Committee, received $3,000 per Audit Committee meeting attended. All directors are reimbursed for their travel and other expenses incurred in attending Board and Board Committee meetings.
      Under the Company’s Non-Employee Directors Stock Option Plan, each director who is not an employee of the Company received a one-time grant of options to purchase 10,000 shares of common stock. Mr. Bninski’s grant became effective upon the consummation of the Company’s initial public offering at an exercise price equal to the initial public offering price, while grants to Messrs. Fishman, Fontaine, O’Brien, Schreiber, and Strothotte became effective upon their election as directors at an exercise price equal to the market price of the Company’s common stock at such times. One-third of the options vested on the grant date, and an additional one-third will vest or vested on each of the first and second anniversaries of the grant date. In addition, the Non-Employee Directors Stock Option Plan provides for annual grants of options to each non-employee director continuing in office after the annual meeting of stockholders each year at an exercise price equal to the market price of such shares on the date of the grant. During 2004, non-employee directors each received options to purchase 3,000 shares.
Compensation Committee Interlocks and Insider Participation
      During 2004, the members of the Compensation Committee were Messrs. John C. Fontaine, William R. Hampshire and John P. O’Brien. Mr. Hampshire served as President and Chief Operating Officer of Century Aluminum of West Virginia, Inc. (formerly Ravenswood Aluminum Corporation and a subsidiary of Century Aluminum Company) from April 1992 through January 1993. Mr. Hampshire retired as a director of Century Aluminum Company effective December 31, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
      As of March 11, 2005, the Company had 32,070,306 shares of common stock outstanding. The following table sets forth certain information concerning the beneficial ownership of the Company’s common stock as of March 15, 2005 (except as otherwise noted) by: (i) each person known by the Company to be the beneficial owner of five percent or more of the outstanding shares of common stock, (ii) each director of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table under the heading “Executive Compensation” below, and (iv) all directors and executive officers of the Company as a group.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership(1)		Percentage of Class

Glencore International AG	9,320,089	(2)	29.1
David W. Beckley	33,070		*
Roman A. Bninski	25,750	(3)	*
Craig A. Davis	217,379	(4)	*
Robert E. Fishman	2,250	(5)	*
John C. Fontaine	9,500	(6)	*
E. Jack Gates	18,178	(7)	*
Gerald J. Kitchen	30,350		*
Daniel J. Krofcheck	14,967	(8)	*
John P. O’Brien	24,250	(9)	*
Stuart M. Schreiber	21,500	(10)	*
Willy R. Strothotte	25,750	(11)	*
All directors and executive officers as a group (13 persons)	430,459	(12)	1.3

*	Less than one percent.

(1)	Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2)	Based upon information set forth in a Schedule 13D filing dated May 25, 2004, Glencore International AG beneficially owns such shares through its subsidiary, Glencore AG. The business address of each of Glencore International AG and Glencore AG is Baarermattstrasse 3, P.O. Box 555, CH 6341, Baar, Switzerland.

(3)	Includes 25,750 shares which are subject to presently exercisable options.

(4)	Includes 23,000 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Davis is a director.

(5)	Includes 2,250 shares which are subject to presently exercisable options.

(6)	Includes 9,250 shares which are subject to presently exercisable options. Also includes 250 shares that Mr. Fontaine owns jointly with his wife.

(7)	Includes 10,000 shares which are subject to presently exercisable options.

(8)	Includes 10,000 shares which are subject to presently exercisable options.

(9)	Includes 19,250 shares which are subject to presently exercisable options.

(10)	Includes 21,250 shares which are subject to presently exercisable options.

(11)	Includes 25,750 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Strothotte serves as Chairman.

(12)	Includes 146,500 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG.

Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information(1)
As of December 31, 2004

		Weighted	Number of Shares Remaining
	Number of Shares	Average	Available for Future Issuance
	to be Issued upon Exercise	Exercise	Under Equity Compensation Plans,
Plan Category	of Outstanding Options	Price	Excluding Outstanding Options(2)

Equity compensation plans approved by security holders	321,430	$16.15	1,660,255

Total	321,430	$16.15	1,660,255

(1)	All equity compensation plan information presented in this table relates to the following plans approved by the Company’s shareholders:

1996 Stock Incentive Plan

Non-Employee Directors Stock Option Plan

(2)	Includes 536,211 unvested performance shares to be awarded pursuant to the Company’s 1996 Stock Incentive Plan (the “Plan”) upon attainment of certain performance objectives. The performance shares vest and are issued in accordance with the guidelines set forth in the Plan, as implemented by the Company’s Board of Directors.

Item 13.	Certain Relationships and Related Transactions
Purchases from Glencore
      In 2004, the Company purchased alumina, primary aluminum and an alumina option from Glencore International AG and its subsidiaries (collectively, “Glencore”). Such purchases, which were made on an arms’-length basis at market prices, totaled $100.1 million in 2004. During 2004, the Company purchased from Glencore all of its alumina requirements for the Ravenswood facility and its 49.67% interest in the Mt. Holly facility under separate supply agreements. The supply agreements for Ravenswood and 54% of the Company’s alumina requirements for Mt. Holly run through 2006. The supply agreement for the remaining 46% of the Company’s requirements for Mt. Holly runs through January 31, 2008.
Sales to Glencore
      The Company sold primary aluminum to Glencore in 2004 on an arms’-length basis at market prices. For the year ended December 31, 2004, net sales to Glencore amounted to $163.2 million, including gains and losses realized on the settlement of financial contracts. Sales of primary aluminum to Glencore amounted to 15.4% of the Company’s total revenues in 2004.
      Century is party to a contract to sell Glencore approximately 110 million pounds of primary aluminum produced at the Mt. Holly facility each year through December 31, 2009 at a variable price determined by reference to the LME. In addition to this contract, the Company had forward delivery commitments to sell 948 million pounds of primary aluminum to Glencore at December 31, 2004.
      As of December 31, 2004, the Company had outstanding forward financial sales contracts with Glencore for 1,686.4 million pounds of primary aluminum, of which 1,023.7 million pounds were designated as cash flow hedges. These financial sales contracts are scheduled for settlement at various dates through 2010. In November 2004, the Company entered into a forward financial sales contract with Glencore for the years 2006 through 2010. Under this contract, which is for a minimum of 662.7 million pounds of primary aluminum, the volume of forward sales each month would double if the market price for primary aluminum meets or exceeds a stated threshold during that month. The Company intends to continue to enter into hedging arrangements with Glencore in the future.

Other Transactions with Glencore

Repayment of the Hawesville Note
      In April 2004, the Company’s paid the remaining $14.0 million of principal plus accrued interest that was outstanding under a six-year $40 million promissory note issued to Glencore in April 2003 (the “Hawesville Note”). The Hawesville Note, which was issued in connection with the Company’s acquisition of Glencore’s 20% interest in the Hawesville facility (the “20% Hawesville Interest”), bore interest at a rate of 10% per annum and was secured by a first priority security interest in the 20% Hawesville Interest.

Preferred Stock
      In connection with the acquisition of the Hawesville facility in April 2001, the Company issued 500,000 shares of its convertible preferred stock to Glencore for a purchase price of $25.0 million. The Company was required to pay dividends on the preferred stock at a rate of 8% per year, which was cumulative (see Item 8 Consolidated financial statements, Note 8). In May 2004, the Company used proceeds from its April 2004 equity offering to pay $3.3 million in dividend arrearages on the convertible preferred stock held by Glencore. Subsequent to the dividend payment in May 2004, Glencore converted the 500,000 shares of the Company’s convertible preferred stock it owned into 1,395,089 shares of the Company’s common stock, representing a conversion price of $17.92 per share. The conversion was effected in accordance with the terms of the Certificate of Designation for the preferred stock.

Nordural Tolling Agreement
      On August 1, 2004, the Company entered into a ten-year LME-based alumina tolling agreement with Glencore for 198 million pounds of the expansion capacity at the Nordural facility. The term of the agreement will begin upon completion of the expansion, which is expected to be in late-2006. See Item 7 “Management’s Discussion and Analysis — Key Long-Term Primary Aluminum Sales Contracts.”

Letter of Credit for Industrial Revenue Bonds
      The IRBs are secured by a Glencore guaranteed letter of credit. The Company has agreed to reimburse Glencore for all costs related to the letter of credit, including servicing costs, and has secured its reimbursement obligation with a first priority security interest in the 20% Hawesville Interest.
Certain Business Relationships
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
      Mr. Stuart M. Schreiber, a director of the Company, is the managing director and owner of Integis, Inc., which received $221,612 in fees for management and executive search services provided to the Company in 2004.

Indebtedness of Management
      Until July 30, 2002, the Company sponsored a program whereby it offered full-recourse loans to its executives to pay their tax liability upon the award of stock grants or the vesting of performance shares (the “Tax Loans”). Each Tax Loan is secured by the vested or awarded shares valued at not less than twice the amount of the Tax Loans and must be repaid on the earlier of: (i) January 2, 2017 (the “Due Date”), (ii) on a pro rata basis, upon the sale of any shares securing the Tax Loan prior to the Due Date, or (iii) 120 days following the termination of the executive’s employment. The Company pays the interest on the Tax Loan for each executive, which is equal to the applicable short-term federal funds rate, compounded semi-annually. In order to comply with the requirements of Section 402 of the Sarbanes-Oxley Act of 2002, the Company eliminated its Tax Loan and relocation loan programs effective July 30, 2002. Any loans outstanding under those programs as of such date will be repaid in accordance with their original terms.
      During 2004, the following executives had amounts outstanding under the Company’s Tax Loan program:

		Largest Aggregate
		Amount of Tax
		Loans Outstanding	Aggregate Tax Loans
Name	Position	during 2004	Outstanding at 3/15/2005

Gerald J. Kitchen	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary	$287,000	$0
Daniel J. Krofcheck	Vice President and Treasurer	$81,732	$0
Peter C. McGuire	Vice President and Associate General Counsel	$68,992	$0
E. Jack Gates	Executive Vice President, Chief Operating Officer	$12,348	$0

Item 14.	Principal Accountant Fees and Services
      In addition to performing the audit of the Company’s consolidated financial statements, Deloitte & Touche LLP provided various other services for the Company during the last two years. The aggregate fees billed for the last two years for each of the following categories of services are set forth below:

	2004	2003

Audit Fees	$2,264,000	$925,000
Audit-Related Fees	90,000	115,000
Tax Fees	275,000	175,000
All Other Fees	—	224,000

Total All Fees	$2,629,000	$1,439,000

      Audit Fees. Audit Fees include professional services rendered in connection with the audit of the Company’s consolidated financial statements, audit of management’s assessment of the effectiveness of the Company’s internal control over financial reporting, audit of the effectiveness of the Company’s internal control over financial reporting, audit of the opening balance sheet of acquisitions accounted for as a purchase, reviews of the consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, consultation on accounting matters, and review of documents filed with the Securities and Exchange Commission.
      Audit-Related Fees. Audit-Related Fees include audits of the Company’s employee benefit plans and consultation on accounting matters or transactions.
      Tax Fees. Tax fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance, and acquisitions.
      All Other Fees. The aggregate fees for all other services include actuarial services and evaluation and design of various employee benefit matters including consultation on employee benefit matters related to acquisitions in 2003.
      Effective March 2003, the Audit Committee of the Board of Directors implemented pre-approval procedures with respect to the provision of audit and non-audit services as required by regulations adopted by the Securities and Exchange Commission. These pre-approval procedures were not required prior to May

2003, and, accordingly, the services rendered by Deloitte & Touche LLP during the first quarter of 2003 were not subject to pre-approval.
      All services rendered by Deloitte & Touche LLP are pre-approved by the Audit Committee in accordance with the Committee’s pre-approval procedures. Under those procedures, the terms and fees of annual audit services, and changes thereto, must be approved by the Audit Committee. The Audit Committee also pre-approves the scope of audit-related, tax and other non-audit services that may be performed by the Company’s independent auditors during the fiscal year, subject to dollar limitations set by the Committee. The foregoing pre-approval procedures are subject to the de minimis exceptions for non-audit services described in Section 10A (i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit. All of the audit and non-audit services furnished subsequent to the Committee’s implementation of its pre-approval procedures in March 2003 were pre-approved by the Audit Committee.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) List of Financial Statements
      The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K:

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2004 and 2003.
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.
Notes to the Consolidated Financial Statements.
      (a)(2) List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2004, 2003 and 2002.
      (a)(3) List of Exhibits
Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

2.1	Asset Purchase Agreement, dated as of April 1, 2003, by and among Glencore, Ltd., Glencore Acquisition I LLC, Hancock Aluminum LLC and Century Aluminum Company	8-K	000-27918	April 16, 2003

2.2	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Acquisition I LLC for the principal amount of $40 million	8-K	000-27918	April 16, 2003

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

2.3	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Ltd.	8-K	000-27918	April 16, 2003

2.4	Guaranty Agreement, dated as April 1, 2003, by and among Hancock Aluminum LLC, Century Kentucky, Inc., NSA Ltd., Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Metalsco, Ltd., Skyliner, Inc. for the benefit of Glencore Acquisition I LLC and Glencore Ltd.	8-K	000-27918	April 16, 2003

2.5	Security Agreement, dated as of April 1, 2003, by and among Hancock Aluminum LLC, Glencore Ltd. and Glencore Acquisition I LLC	8-K	000-27918	April 16, 2003

3.1	Restated Certificate of Incorporation of	S-1	33-95486	August 8, 1995
	Century Aluminum Company, as amended	10-Q	000-27918	August 11, 2003

3.2	Amended and Restated Bylaws of Century Aluminum Company	10-Q	000-27918	August 11, 2003

4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995

4.2	Purchase Agreement for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated March 28, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc. and Virgin Islands Alumina Corporation LLC and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers	8-K	000-27918	April 17, 2001

4.3	Indenture for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated April 2, 2001, by and among Century Aluminum Company, the Guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	April 17, 2001

4.4	Amendment to Indenture for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated as of May 5, 2003, by and among Century Aluminum Company, the Guarantors party thereto and Wilmington Trust Company, as trustee	10-Q	000-27918	August 11, 2003

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.5	Third Supplemental Indenture for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated as of August 6, 2004, among Century Aluminum Company, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	September 1, 2004

4.6	Registration Rights Agreement for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated April 2, 2001, by and among Century Aluminum Company, the Guarantors party thereto and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers	8-K	000-27918	April 17, 2001

4.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of April 2, 2001, from NSA, Ltd. for the benefit of Wilmington Trust Company, as collateral agent	8-K	000-27918	April 17, 2001

4.8	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of April 2, 2001, from Century Aluminum of West Virginia, Inc. for the benefit of Wilmington Trust Company, as collateral agent	8-K	000-27918	April 17, 2001

4.9	Pledge and Security Agreement, dated as of April 2, 2001, by Century Aluminum Company as Pledgor and the other Pledgors party thereto in favor of Wilmington Trust Company, as collateral agent	8-K	000-27918	April 17, 2001

4.10	Purchase Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated August 10, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.11	Indenture for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	September 1, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.12	Registration Rights Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, the guarantors party thereto and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers	8-K	000-27918	September 1, 2004

4.13	Purchase Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of July 30, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.14	Indenture for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.15	Supplemental Indenture No. 1 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.16	Supplemental Indenture No. 2 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.17	Registration Rights Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the initial purchasers set forth therein	S-1	333-121255	December 14, 2004

10.1	Agreement, dated June 12, 1992, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668	S-1	33-95486	March 28, 1996

10.2	Agreement, dated November 30, 1994, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668	S-1	33-95486	March 28, 1996

10.3	Extension of Labor Agreement, dated February 21, 2002, by and between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO	10-Q	000-27918	May 14, 2002

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.4	Amended and Restated Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Craig A. Davis*	10-K	000-27918	February 26, 2004

10.5	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 2002

10.6	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen*	10-K	000-27918	February 26, 2004

10.7	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 2002

10.8	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley*	10-K	000-27918	February 26, 2004

10.9	Employment Agreement, effective as October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004

10.10	Form of Severance Agreement by and between Century Aluminum Company and Craig A. Davis*	S-1	33-95486	March 28, 1996

10.11	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Craig A. Davis*	10-Q	000-27918	May 14, 1999

10.12	Form of Severance Agreement by and between Century Aluminum Company and Gerald J. Kitchen*	S-1	33-95486	March 28, 1996

10.13	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 1999

10.14	Form of Severance Agreement by and between Century Aluminum Company and David W. Beckley*	S-1	33-95486	March 28, 1996

10.15	Amendment to Severance Protection Agreement by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 1999

10.16	Severance Protection Agreement, dated as of October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004

10.17	1996 Stock Incentive Plan as amended through June 28, 2001*	10-Q	000-27918	August 14, 2001

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.18	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996

10.19	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996

10.20	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996

10.21	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996

10.22	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000

10.23	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996

10.24	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996

10.25	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996

10.26	Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001)*	10-Q	000-27918	August 11, 2003

10.27	Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company	10-K	000-27918	March 27, 1997

10.28	Amendment No. 1 to the Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company	10-K	000-27918	February 26, 2004

10.29	Century Aluminum Company Incentive Compensation Plan*	10-Q	000-27918	August 14, 1998

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.30	Revolving Credit Agreement, dated as of April 2, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto, as Lenders, Fleet Capital Corporation, as Agent, Fleet Securities Inc., as Arranger, and Credit Suisse First Boston, Inc., as Syndication Agent	10-Q	000-27918	August 14, 2001

10.31	Collective Bargaining Agreement, effective April 2, 2001, by and between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC	10-Q	000-27918	August 14, 2001

10.32	Owners Agreement, dated as of April 2, 2001, by and among NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum Kentucky, LLC	10-Q	000-27918	August 14, 2001

10.33	Shared Services Agreement, dated April 2, 2001, by and among Century Aluminum Company, NSA, Ltd., Glencore Acquisition I LLC and Southwire Company	10-Q	000-27918	August 14, 2001

10.34	1996 Stock Incentive Plan Implementation Guidelines*	10-K/A	000-27918	June 4, 2002

10.35	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002

10.36	Alumina Supply Contract, dated January 1, 2001, by and between Century Aluminum of West Virginia and Glencore Ltd.	10-Q	000-27918	May 14, 2002

10.37	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002

10.38	Consent and Second Amendment to Revolving Credit Agreement, dated as of March 31, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Metalsco, Ltd., NSA, Ltd., the lending institutions that are or may become parties thereto, and Fleet Capital Corporation	10-Q	000-27918	May 5, 2004

10.39	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.40	Tolling Agreement, dated as of August 1, 2004, between Century Aluminum Company and Glencore Ltd***	10-Q	000-27918	November 9, 2004

10.41	Consent and Third Amendment to Revolving Credit Agreement, dated as of August 4, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA Ltd., as Borrowers, the Lenders and Fleet Capital Corporation as agent for the Lenders	10-Q	000-27918	November 9, 2004

10.42	Consent and Fourth Amendment to Revolving Credit Agreement, dated as of October 29, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., Metalsco, Ltd., and NSA Ltd., as Borrowers, the Lenders, Fleet Capital Corporation, as agent for the Lenders, and Skyliner, Inc., Virgin Islands Alumina Corporation LLC, and Hancock Aluminum LLC, as Guarantors	8-K	000-27918	December 29, 2004

10.43	Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee	S-1/A	333-121255	February 16, 2005

10.44	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005

10.45	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.46	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.47	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.48	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*				X

21.1	List of Subsidiaries				X

23.1	Consent of Deloitte & Touche LLP				X

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

24.1	Powers of Attorney				X

31.1	Certification of Disclosure by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				X

31.2	Certification of Disclosure by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				X

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY ALUMINUM COMPANY

By:	/s/ DAVID W. BECKLEY

David W. Beckley
Executive Vice President
and Chief Financial Officer
Dated: March 16, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ CRAIG A. DAVIS Craig A. Davis		Chairman and Chief Executive Officer	March 16, 2005

/s/ DAVID W. BECKLEY David W. Beckley		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2005

* Roman A. Bninski		Director	March 16, 2005

* Robert E. Fishman		Director	March 16, 2005

* John C. Fontaine		Director	March 16, 2005

* John P. O’Brien		Director	March 16, 2005

* Stuart M. Schreiber		Director	March 16, 2005

*By:	/s/ GERALD J. KITCHEN Gerald J. Kitchen, as Attorney-in-Fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Century Aluminum Company:
      We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 11, 2005 (the report on the audit of the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations”); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 11, 2005

CENTURY ALUMINUM COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged To		Balance at
	Beginning	Cost and		End of
	of Period	Expense	Deductions	Period

	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2002:
Allowance for doubtful trade accounts receivable	$4,345	$—	$292	$4,053
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful trade accounts receivable	$4,053	$—	$85	$3,968
YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful trade accounts receivable	$3,968	$279	$3,227	$1,020

Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

2.1	Asset Purchase Agreement, dated as of April 1, 2003, by and among Glencore, Ltd., Glencore Acquisition I LLC, Hancock Aluminum LLC and Century Aluminum Company	8-K	000-27918	April 16, 2003
2.2	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Acquisition I LLC for the principal amount of $40 million	8-K	000-27918	April 16, 2003

2.3	Secured Promissory Note, dated April 1, 2003, by Century Aluminum Company in favor of Glencore Ltd.	8-K	000-27918	April 16, 2003

2.4	Guaranty Agreement, dated as April 1, 2003, by and among Hancock Aluminum LLC, Century Kentucky, Inc., NSA Ltd., Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Metalsco, Ltd., Skyliner, Inc. for the benefit of Glencore Acquisition I LLC and Glencore Ltd.	8-K	000-27918	April 16, 2003

2.5	Security Agreement, dated as of April 1, 2003, by and among Hancock Aluminum LLC, Glencore Ltd. and Glencore Acquisition I LLC	8-K	000-27918	April 16, 2003

3.1	Restated Certificate of Incorporation of	S-1	33-95486	August 8, 1995
	Century Aluminum Company, as amended	10-Q	000-27918	August 11, 2003

3.2	Amended and Restated Bylaws of Century Aluminum Company	10-Q	000-27918	August 11, 2003

4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995

4.2	Purchase Agreement for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated March 28, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc. and Virgin Islands Alumina Corporation LLC and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers	8-K	000-27918	April 17, 2001

4.3	Indenture for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated April 2, 2001, by and among Century Aluminum Company, the Guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	April 17, 2001

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.4	Amendment to Indenture for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated as of May 5, 2003, by and among Century Aluminum Company, the Guarantors party thereto and Wilmington Trust Company, as trustee	10-Q	000-27918	August 11, 2003

4.5	Third Supplemental Indenture for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated as of August 6, 2004, among Century Aluminum Company, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	September 1, 2004

4.6	Registration Rights Agreement for Century Aluminum Company’s 11.75% Senior Secured First Mortgage Notes, dated April 2, 2001, by and among Century Aluminum Company, the Guarantors party thereto and Credit Suisse First Boston Corporation and Fleet Securities, Inc., as Initial Purchasers	8-K	000-27918	April 17, 2001

4.7	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement, dated as of April 2, 2001, from NSA, Ltd. for the benefit of Wilmington Trust Company, as collateral agent	8-K	000-27918	April 17, 2001

4.8	Deed of Trust, Assignment of Leases and Rents, Security Agreement, Financing Statement and Fixture Filing, dated as of April 2, 2001, from Century Aluminum of West Virginia, Inc. for the benefit of Wilmington Trust Company, as collateral agent	8-K	000-27918	April 17, 2001

4.9	Pledge and Security Agreement, dated as of April 2, 2001, by Century Aluminum Company as Pledgor and the other Pledgors party thereto in favor of Wilmington Trust Company, as collateral agent	8-K	000-27918	April 17, 2001

4.10	Purchase Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated August 10, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.11	Indenture for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	September 1, 2004

4.12	Registration Rights Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, the guarantors party thereto and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers	8-K	000-27918	September 1, 2004

4.13	Purchase Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of July 30, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.14	Indenture for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.15	Supplemental Indenture No. 1 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.16	Supplemental Indenture No. 2 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.17	Registration Rights Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the initial purchasers set forth therein	S-1	333-121255	December 14, 2004

10.1	Agreement, dated June 12, 1992, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL- CIO, Local 5668	S-1	33-95486	March 28, 1996

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.2	Agreement, dated November 30, 1994, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668	S-1	33-95486	March 28, 1996

10.3	Extension of Labor Agreement, dated February 21, 2002, by and between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO	10-Q	000-27918	May 14, 2002

10.4	Amended and Restated Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Craig A. Davis*	10-K	000-27918	February 26, 2004

10.5	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 2002

10.6	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen*	10-K	000-27918	February 26, 2004

10.7	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 2002

10.8	Amendment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley*	10-K	000-27918	February 26, 2004

10.9	Employment Agreement, effective as October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004

10.10	Form of Severance Agreement by and between Century Aluminum Company and Craig A. Davis*	S-1	33-95486	March 28, 1996

10.11	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Craig A. Davis*	10-Q	000-27918	May 14, 1999

10.12	Form of Severance Agreement by and between Century Aluminum Company and Gerald J. Kitchen*	S-1	33-95486	March 28, 1996

10.13	Amendment to Severance Protection Agreement by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 1999

10.14	Form of Severance Agreement by and between Century Aluminum Company and David W. Beckley*	S-1	33-95486	March 28, 1996

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.15	Amendment to Severance Protection Agreement by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 1999

10.16	Severance Protection Agreement, dated as of October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004

10.17	1996 Stock Incentive Plan as amended through June 28, 2001*	10-Q	000-27918	August 14, 2001

10.18	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996

10.19	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996

10.20	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996

10.21	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996

10.22	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000

10.23	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996

10.24	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996

10.25	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996

10.26	Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001)*	10-Q	000-27918	August 11, 2003

10.27	Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company	10-K	000-27918	March 27, 1997

10.28	Amendment No. 1 to the Limited Term Firm Power Supply Agreement, dated as of June 28, 1996, by and between Ravenswood Aluminum Corporation and Ohio Power Company	10-K	000-27918	February 26, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.29	Century Aluminum Company Incentive Compensation Plan*	10-Q	000-27918	August 14, 1998

10.30	Revolving Credit Agreement, dated as of April 2, 2001, by and among Century Aluminum Company, Century Aluminum of West Virginia, Inc., Berkeley Aluminum, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA, Ltd., as borrowers, the lending institutions listed on Schedule 1 thereto, as Lenders, Fleet Capital Corporation, as Agent, Fleet Securities Inc., as Arranger, and Credit Suisse First Boston, Inc., as Syndication Agent	10-Q	000-27918	August 14, 2001

10.31	Collective Bargaining Agreement, effective April 2, 2001, by and between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC	10-Q	000-27918	August 14, 2001

10.32	Owners Agreement, dated as of April 2, 2001, by and among NSA, Ltd., Glencore Acquisition I LLC and Century Aluminum Kentucky, LLC	10-Q	000-27918	August 14, 2001

10.33	Shared Services Agreement, dated April 2, 2001, by and among Century Aluminum Company, NSA, Ltd., Glencore Acquisition I LLC and Southwire Company	10-Q	000-27918	August 14, 2001

10.34	1996 Stock Incentive Plan Implementation Guidelines*	10-K/A	000-27918	June 4, 2002

10.35	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002

10.36	Alumina Supply Contract, dated January 1, 2001, by and between Century Aluminum of West Virginia and Glencore Ltd.	10-Q	000-27918	May 14, 2002

10.37	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002

10.38	Consent and Second Amendment to Revolving Credit Agreement, dated as of March 31, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Metalsco, Ltd., NSA, Ltd., the lending institutions that are or may become parties thereto, and Fleet Capital Corporation	10-Q	000-27918	May 5, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.39	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004

10.40	Tolling Agreement, dated as of August 1, 2004, between Century Aluminum Company and Glencore Ltd***	10-Q	000-27918	November 9, 2004

10.41	Consent and Third Amendment to Revolving Credit Agreement, dated as of August 4, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., Metalsco, Ltd. and NSA Ltd., as Borrowers, the Lenders and Fleet Capital Corporation as agent for the Lenders	10-Q	000-27918	November 9, 2004

10.42	Consent and Fourth Amendment to Revolving Credit Agreement, dated as of October 29, 2004, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., Metalsco, Ltd., and NSA Ltd., as Borrowers, the Lenders, Fleet Capital Corporation, as agent for the Lenders, and Skyliner, Inc., Virgin Islands Alumina Corporation LLC, and Hancock Aluminum LLC, as Guarantors	8-K	000-27918	December 29, 2004

10.43	Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee	S-1/A	333-121255	February 16, 2005

10.44	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005

10.45	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.46	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.47	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.48	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*				X

21.1	List of Subsidiaries				X

23.1	Consent of Deloitte & Touche LLP				X

24.1	Powers of Attorney				X

31.1	Certification of Disclosure by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				X

31.2	Certification of Disclosure by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.