Form 10-Q
period 2005-03-31
CENTURY ALUMINUM CO
filed 2005-05-05
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005.

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

     The registrant had 32,148,093 shares of common stock outstanding at May 2, 2005.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 6. Exhibits
SIGNATURES
EXHIBIT INDEX
EX-10.8: AMENDMENT AGREEMENT
EX-10.9 SUMMARY OF NON-EMPLOYEE DIRECTOR COMPENSATION
EX-10.10 SUMMARY OF CERTAIN 2004 COMPENSATION
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets:
Cash and cash equivalents	$52,763	$44,168
Restricted cash	1,677	1,678
Accounts receivable – net	87,778	79,576
Due from affiliates	14,269	14,371
Inventories	103,427	108,555
Prepaid and other current assets	12,759	10,055
Deferred taxes – current portion	34,370	25,688

Total current assets	307,043	284,091

Property, plant and equipment – net	863,248	806,250
Intangible asset – net	85,663	86,809
Goodwill	94,844	95,610
Other assets	70,563	58,110

Total	$1,421,361	$1,330,870

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$55,590	$47,479
Due to affiliates	97,030	84,815
Accrued and other current liabilities	49,221	53,309
Accrued employee benefits costs — current portion	8,458	8,458
Current portion of long-term debt	10,589	10,852
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815

Total current liabilities	403,703	387,458

Senior unsecured notes	250,000	250,000
Nordural debt	117,376	80,711
Accrued pension benefits costs – less current portion	11,070	10,685
Accrued postretirement benefits costs — less current portion	88,378	85,549
Other liabilities	33,740	34,961
Due to affiliates – less current portion	64,477	30,416
Deferred taxes	73,909	68,273

Total noncurrent liabilities	638,950	560,595

Contingencies and Commitments (See Note 7)
Shareholders’ equity:
Common stock (one cent par value, 50,000,000 shares authorized; 32,088,270 and 32,038,297 shares outstanding at March 31, 2005 and December 31, 2004, respectively)	321	320
Additional paid-in capital	416,400	415,453
Accumulated other comprehensive loss	(68,354)	(52,186)
Retained earnings	30,341	19,230

Total shareholders’ equity	378,708	382,817

Total	$1,421,361	$1,330,870

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
NET SALES:
Third-party customers	$247,425	$192,346
Related parties	37,971	39,748

	285,396	232,094
Cost of goods sold	234,788	195,045

Gross profit	50,608	37,049

Selling, general and administrative expenses	8,796	5,408

Operating income	41,812	31,641

Interest expense – third party	(6,684)	(10,374)
Interest expense – related party	—	(329)
Interest income	218	96
Net loss on forward contracts	(23,495)	(12,820)
Other income (expense)	407	(614)

Income before income taxes and equity earnings in earnings of joint ventures	12,258	7,600
Income tax expense	(6,479)	(2,800)

Income before equity in earnings of joint ventures	5,779	4,800
Equity in earnings of joint ventures	5,348	—

Net income	11,127	4,800
Preferred dividends	—	(500)

Net income applicable to common shareholders	$11,127	$4,300

EARNINGS PER COMMON SHARE:
Basic	$0.35	$0.20

Diluted	$0.35	$0.20

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,057	21,195

Diluted	32,129	21,384

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,127	$4,800
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net loss on forward contracts	22,269	9,750
Depreciation and amortization	13,794	11,241
Deferred income taxes	6,479	2,800
Pension and other postretirement benefits	3,214	2,342
Inventory market adjustment	—	(2,273)
(Gain) loss on disposal of assets	(31)	626
Changes in operating assets and liabilities:
Accounts receivable – net	(8,202)	(9,966)
Due from affiliates	102	(935)
Inventories	5,128	3,663
Prepaids and other current assets	(1,395)	2,037
Accounts payable – trade	(3,175)	922
Due to affiliates	(9,146)	(7,147)
Accrued and other current liabilities	(7,951)	9,740
Other – net	(5,148)	(928)

Net cash provided by operating activities	27,065	26,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(48,988)	—
Purchase of other property, plant and equipment	(2,540)	(1,802)
Proceeds from sale of property, plant and equipment	59	—

Net cash used in investing activities	(51,469)	(1,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	105,325	—
Repayment of debt	(68,658)	—
Financing fees	(4,617)	—
Issuance of common stock	949	1,051

Net cash provided by financing activities	32,999	1,051

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,595	25,921

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,168	28,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,763	$54,125

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three month periods ending March 31, 2005 and 2004
(Dollars in thousands, except per share amounts)
(Unaudited)

1. General

     The accompanying unaudited interim consolidated financial statements of Century Aluminum Company (the “Company” or “Century”) should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. Acquisitions

  Nordural Acquisition

     The Company acquired Nordural in April 2004 and accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In the first quarter of 2005, goodwill decreased $766 from previously reported amounts at year-end as the result of asset allocation adjustments. The Company recognized $94,844 of goodwill in the transaction. None of the goodwill is expected to be deductible for Icelandic tax purposes; however, all of the goodwill is expected to be deductible for U.S. tax purposes. The Company will annually test its goodwill for impairment in the second quarter of the fiscal year and other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value.

     The purchase price for Nordural was $195,346, allocated as follows:

Allocation of Purchase Price:
Current assets	$41,322
Property, plant and equipment	276,597
Goodwill	94,844
Current liabilities	(25,848)
Long-term debt	(177,898)
Other non-current liabilities	(13,671)

Total purchase price	$195,346

     The following table represents the unaudited pro forma results of operations for the period ended March 31, 2004 assuming the acquisition occurred on January 1, 2004. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated.

Three months ended
March 31, 2004
Net sales	$261,481
Net income	10,545
Net income available to common shareholders	10,045
Earnings per share:
Basic	$0.33
Diluted	$0.33

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (Continued)

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

		Three months ended
		March 31,
		2005	2004
Net income applicable to common shareholders	As Reported	$11,127	$4,300

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		1,431	877
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,561)	(940)

Pro forma net income		$10,997	$4,237

Basic earnings per share	As Reported	$0.35	$0.20
	Pro forma	$0.34	$0.20
Diluted earnings per share	As Reported	$0.35	$0.20
	Pro forma	$0.34	$0.20

4. Inventories

     Inventories consist of the following:

	March 31,	December 31,
	2005	2004
Raw materials	$46,787	$51,511
Work-in-process	23,023	18,180
Finished goods	5,587	8,307
Operating and other supplies	28,030	30,557

	$103,427	$108,555

     At March 31, 2005 and December 31, 2004, approximately 69% of the inventories were valued at the lower of last-in, first-out (“LIFO”) cost or market. The excess of FIFO cost (or market, if lower) over LIFO cost was approximately $4,324 and $4,775 at March 31, 2005 and December 31, 2004, respectively.

5. Intangible Asset

     The intangible asset consists of the power contract acquired in connection with the Company’s acquisition of the Hawesville facility. The contract value is being amortized over its term (ten years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of March 31, 2005, the gross carrying amount of the intangible

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

asset was $155,986 with accumulated amortization of $70,323. In March 2005, the Company recorded a $7,000 post-closing payment liability to Southwire related to the acquisition of the Hawesville facility. This payment satisfied in full the Company’s obligation to pay contingent consideration to Southwire under the acquisition agreement. The Company made the post-closing payment in April 2005.

     The gross carrying amount of the intangible asset increased $2,394 as a result of this liability. This post-closing payment obligation was allocated to the acquired fixed assets and intangible asset based on the allocation percentages used in original acquisition.

     For the three month periods ended March 31, 2005 and March 31, 2004, amortization expense for the intangible asset totaled $3,540 and $3,082, respectively.

     For the year ending December 31, 2005, the estimated aggregate amortization expense for the intangible asset will be approximately $14,561. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

	For the year ending December 31,
	2006	2007	2008	2009	2010
Estimated Amortization Expense	$13,048	$13,991	$15,076	$16,149	$16,379

     The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

6. Debt

   Secured First Mortgage Notes

     As of March 31, 2005, the Company had 11.75% senior secured first mortgage notes due 2008 (the “Notes”) with an aggregate principal balance of $9,945 and unamortized discounts on the Notes of $62. In April 2005, the Company exercised its right to call the remaining Notes at 105.875% of the principal balance, plus accrued and unpaid interest.

   Term Loan Facility — Nordural

     As of December 31, 2004, Nordural had approximately $68,494 of debt associated with a senior term loan facility maturing December 31, 2009. In February 2005, the Company repaid the remaining principal outstanding under the loan facility with borrowings under a new term loan facility described below.

   Nordural’s New Term Loan Facility

     On February 15, 2005, Nordural closed and borrowed under a new $365.0 million senior term loan facility. Amounts borrowed under the new term loan facility were used to refinance debt under Nordural’s existing term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s new term loan facility generally will bear interest at a margin over the applicable Eurodollar rate. Nordural’s obligations under the new term loan facility have been secured by a pledge of all of Nordural’s shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural’s assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15.5 million on February 28, 2007 and $14.0 million on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009 and February 28, 2010. If Nordural makes a dividend payment (dividends are not permitted until the Nordural facility has been expanded to a production level of 212,000 metric tons per year), it must simultaneously make a repayment of principal in an amount equal to 50% of the dividend. The new term loan

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

facility is non-recourse to Century Aluminum Company. All outstanding principal must be repaid at final maturity on February 28, 2010.

     Nordural’s loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning December 31, 2006.

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

     Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) continues to perform remedial measures at its Ravenswood facility pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at the Ravenswood facility that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the RFI, and the Company believes no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA. The Company believes a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of other third parties and is their financial responsibility.

     Prior to the Company’s purchase of the Hawesville facility, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire is to perform all obligations under the ROD. Century Kentucky, LLC (“Century Kentucky”) has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.

     Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through March 31, 2005, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification will be approximately $200 which may be offset in part by sales of recoverable hydrocarbons.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

responsible parties with respect to sites for which the Company has cleanup responsibilities are not available, the Company may be subject to additional liability, which may be material.

     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $651 and $596 at March 31, 2005 and December 31, 2004, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to ongoing environmental compliance costs, including maintenance and monitoring, such costs are expensed as incurred.

     Because of the issues and uncertainties described above, and the Company’s inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on the Company’s future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on the Company’s financial condition, results of operations, or liquidity .

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

   Power Commitments

     The Hawesville facility currently purchases all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 121 megawatts (“MW”) or 27% of the Hawesville facility’s power requirements are unpriced in calendar years 2006 through 2010. The Company will negotiate the price for the unpriced portion of the contract at such times as the Company and Kenergy deem appropriate.

     The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005. Under a new power contract approved by the Public Services Commission of West Virginia (“PSC”), Appalachian Power Company has agreed to supply power to the Ravenswood facility from January 1, 2006 through December 31, 2010; provided that after December 31, 2007, Century Aluminum of West Virginia, Inc. may terminate the agreement by providing 12 months notice of termination.

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

     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the London Metal Exchange (“LME”) price for primary aluminum. In connection with the planned expansion, Nordural has entered into a power contract with Hitaveita Sujurnesja hf. (“Sudurnes Energy”) and Orkuveita Reykjavíkur (“Reykjavik Energy”) for the supply of the additional power required for the expansion capacity up to 220,000 metric tons per year and with Reykjavik Energy for further expansion up to 260,000 metric tons per year, subject to certain conditions. Power under this agreement

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

will be generated from predominately geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should Sudurnes Energy or Reykjavik Energy be unable to meet the obligations of their contract to provide power for the Nordural expansion.

  Labor Commitments

     Approximately 81% of the Company’s U.S. based workforce are represented by the United Steelworker’s of America (the “USWA”) and are working under agreements that expire as follows: March 31, 2006 (Hawesville) and May 31, 2006 (Ravenswood).

     Approximately 80% of Nordural’s work force are represented by six national labor unions under an agreement that expires on December 31, 2009.

  Other Commitments and Contingencies

     The Company’s income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the IRS and plans to contest the proposed tax deficiencies. Based on current information, the Company does not believe that the outcome of the tax audit will have a material impact on the Company’s financial condition or results of operations.

     At March 31, 2005 and December 31, 2004, the Company had outstanding capital commitments related to the Nordural expansion of $236,125 and $218,800, respectively. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.

8. Forward Delivery Contracts and Financial Instruments

     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

   Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Pechiney Metal Agreement (1)	Pechiney	125,192 to 146,964 metric tons per year (“mtpy”)	Through July 31, 2007	Based on U.S. Midwest market

Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	LME-based

Glencore Metal Agreement II (3)	Glencore	20,000 mtpy	Through December 31, 2013	Based on U.S. Midwest market

Southwire Metal Agreement (4)	Southwire	108,862 mtpy (high purity molten aluminum)	Through March 31, 2011	Based on U.S. Midwest market

		27,216 mtpy (standard-grade molten aluminum)	Through December 31, 2008	Based on U.S. Midwest market

(1)	The Pechiney Metal Agreement was extended through July 31, 2007 when Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity beyond that date. Pechiney has the right, upon 12 months notice, to reduce its purchase obligations by 50% under this contract

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

(2)	Referred to as the “New Sales Contract” in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. The Company has not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(3)	Referred to as the “Glencore Metal agreement” in the Company’s 2004 Annual Report on Form 10-K. The Glencore Metal Agreement II pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

   Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	90,000 mtpy	Through December 31, 2013	LME-based

Glencore Tolling Agreement (2)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1)	Substantially all of Nordural’s sales consist of tolling revenues earned under a long-term Alumina Supply, Toll Conversion and Aluminum Metal Supply Agreement between Nordural and a subsidiary of BHP Billiton Ltd. (the “Billiton Tolling Agreement”). Under the Billiton Tolling Agreement, which is for virtually all of Nordural’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. The Company acquired Nordural in April 2004.

(2)	On August 1, 2004, the Company entered into a ten-year LME-based alumina tolling agreement for 90,000 metric tons of the expansion capacity at the Nordural facility. The term of the agreement will begin upon completion of the expansion, which is expected to be in late-2006.

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, the Company had forward delivery contracts to sell 97,110 metric tons and 113,126 metric tons of primary aluminum at March 31, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 2,988 metric tons and 6,033 metric tons of primary aluminum at March 31, 2005 and December 31, 2004, respectively, of which none were with Glencore.

   Alumina Supply Agreements

     The Company is party to long-term agreements with Glencore that supply a fixed quantity of alumina to the Company’s Ravenswood and Mt. Holly facilities at prices indexed to the price of primary aluminum quoted on the LME. In addition, as part of the Gramercy acquisition, the Company entered into a long-term agreement on November 2, 2004 with Gramercy Alumina LLC that supplies a fixed quantity of alumina to the Company’s Hawesville facility at prices based on the alumina production costs at the Gramercy refinery. A summary of these agreements is provided below. The Company’s Nordural facility toll converts alumina provided by BHP Billiton, and will toll convert alumina provided by Glencore beginning in 2006.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

Facility	Supplier	Term	Pricing
Ravenswood	Glencore	Through December 31, 2006	LME-based

Mt. Holly	Glencore	Through December 31, 2006 (54% of requirement)	LME-based

Mt. Holly	Glencore	Through January 31, 2008 (46% of requirement)	LME-based

Hawesville	Gramercy Alumina(1)	Through December 31, 2010	Cost-based

(1)	The alumina supply agreement with Gramercy Alumina LLC, which was entered into on November 2, 2004, replaced the Company’s alumina supply agreement with Kaiser.

   Anode Purchase Agreement

     Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. Pricing for the anode contract is variable and is indexed to the raw material market for petroleum coke products, certain labor rates, and maintenance cost indices.

   Financial Sales Agreements

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

Fixed Price Financial Sales Contracts at March 31, 2005:

	(Metric Tons)
	2005	2006	2007	2008	2009	2010	Total
Primary aluminum	155,250	167,950	169,900	84,000	75,000	75,000	727,100

     At March 31, 2005 and December 31, 2004, the Company had fixed price financial sales contracts with Glencore for 727,100 metric tons and 764,933, respectively, of which 426,500 metric tons and 464,333 metric tons, respectively, were designated as cash flow hedges. These fixed price financial sales contracts are scheduled for settlement at various dates in 2005 through 2010. Certain of these sales contracts, for the period 2006 through 2010, contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. These contracts will be settled monthly, and if the market price exceeds the ceiling price for all contract months through 2010, the maximum additional shipment volume would be 300,600 metric tons. The Company had no fixed price financial purchase contracts to purchase aluminum at March 31, 2005 or December 31, 2004.

     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

Fixed Price Financial Purchase Contracts at March 31, 2005:

	(Thousands of DTH)
	2005	2006	2007	2008	Total
Natural Gas	2,460	1,680	780	480	5,400

     At March 31, 2005 and December 31, 2004, the Company had fixed price financial purchase contracts for 5.4 million and 4.3 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2005 through 2008.

     Based on the fair value of the Company’s fixed price financial sales contracts and financial purchase contracts as of March 31, 2005, accumulated other comprehensive loss of $39,987 is expected to be reclassified as a reduction to earnings over the next 12 month period.

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

9. Supplemental Cash Flow Information

	Three months ended
	March 31,
	2005	2004
Cash paid for:
Interest	$11,377	$30
Income tax	2,465	62

Cash received for:
Interest	208	96
Income tax refunds	—	158

10. Asset Retirement Obligations

     The reconciliation of the changes in the asset retirement obligations is as follows:

	For the three months	For the Year ended
	ended March 31,2005	December 31, 2004
Beginning balance, ARO liability	$17,232	$16,495
Additional ARO liability incurred	451	1,383
ARO liabilities settled	(846)	(3,379)
Accretion expense	356	2,733

Ending balance, ARO liability	$17,193	$17,232

11. New Accounting Standards

     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains services in share-based payment transactions. This Statement will require the Company to recognize the grant date fair value of an award of equity-based instruments to employees and the cost will be recognized over the period in which the employees are required to provide service. The Statement is effective for fiscal year 2006 and thereafter.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

The Company is currently assessing the Statement and does not expect the impact of adopting SFAS No. 123(R) to have a material effect on the Company’s financial position and results of operations.

     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads be based on the facilities’ normal production capacity. The Statement is effective for fiscal year 2006 and thereafter. The Company is currently assessing the Statement and has not yet determined the impact of adopting SFAS No. 151 on the Company’s financial position and results of operations.

12. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

   Comprehensive Income:

	Three months ended
	March 31,
	2005	2004

Net income	$11,127	$4,800
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of tax of $13,454 and $5,735, respectively	(23,472)	(10,214)
Net amount reclassified as loss, net of tax of ($4,190) and ($216), respectively	7,304	394

Comprehensive loss	$(5,042)	$(5,020)

   Composition of Accumulated Other Comprehensive Loss:

	March 31,	December 31,
	2005	2004
Net unrealized loss on financial instruments, net of tax of $37,275 and $28,011	$(65,281)	$(49,113)
Minimum pension liability adjustment, net of tax of $1,728 and $1,728	(3,073)	(3,073)

Total accumulated other comprehensive loss	$(68,354)	$(52,186)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (Continued)

13. Earnings Per Share

     The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	Three months ended March 31,
	2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income	$11,127			$4,800

Less: Preferred stock dividends	—			(500)

Basic EPS:

Income applicable to common shareholders	11,127	32,057	$0.35	4,300	21,195	$0.20

Effect of Dilutive Securities:

Plus: Incremental shares	—	72		—	188

Diluted EPS:

Income applicable to common shareholders with assumed conversions	$11,127	32,129	$0.35	$4,300	21,384	$0.20

     Options to purchase 282,912 and 593,059 shares of common stock were outstanding during the periods ended March 31, 2005 and 2004, respectively. At March 31, 2005, 10,000 options were not included in the calculation of diluted EPS because the option’s exercise price exceeded the average market price of the common stock.

14. Components of Net Periodic Benefit Cost

	Three months ended March 31,
	Pension Benefits		Other Benefits
	2005	2004	2005	2004
Service cost	$1,031	$903	$1,338	$1,117
Interest cost	1,119	1,026	2,094	1,861
Expected return on plan assets	(1,443)	(1,200)	—	—
Amortization of prior service cost	182	210	(220)	(84)
Amortization of net gain	113	24	765	438

Net periodic benefit cost	$1,002	$963	$3,977	$3,332

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (Continued)

15. Condensed Consolidating Financial Information

     The Company’s 11.75% Senior Secured First Mortgage Notes due 2008, 7.5% Senior Unsecured Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of the Company’s substantial existing and future domestic subsidiaries other than the LLC and Nordural US LLC (together with the company’s foreign subsidiaries, the “Non-Guarantor Subsidiaries”). The Company’s policy for financial reporting purposes is to allocate expenses to subsidiaries. For the three months ended March 31, 2005 and March 31, 2004, the Company allocated total corporate income/(expense) of $518 and ($1,199) to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

     The following summarized condensed consolidating balance sheets as of March 31, 2005 and December 31, 2004, condensed consolidating statements of operations for the three months ended March 31, 2005 and March 31, 2004 and the condensed consolidating statements of cash flows for the three months ended March 31, 2005 and March 31, 2004 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2005

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated
Assets:

Cash and cash equivalents	$—	$23,730	$29,033	$—	$52,763
Restricted cash	1,174	503	—	—	1,677
Accounts receivables – net	76,571	11,207	—	—	87,778
Due from affiliates	141,791	13,488	664,883	(805,893)	14,269
Inventories	62,740	40,687	—	—	103,427
Prepaid and other current assets	2,726	8,248	1,785	—	12,759
Deferred taxes — current portion	32,377	—	2,998	(1,005)	34,370

Total current assets	317,379	97,863	698,699	(806,898)	307,043
Investment in subsidiaries	62,853	—	270,528	(333,381)	—
Property, plant and equipment – net	461,600	401,221	427	—	863,248
Intangible asset – net	—	85,663	—	—	85,663
Goodwill	—	94,844	—	—	94,844
Other assets	21,350	27,315	21,898	—	70,563

Total assets	$863,182	$706,906	$991,552	$(1,140,279)	$1,421,361

Liabilities and shareholders’ equity:

Accounts payable – trade	$12,779	$42,620	$191	$—	$55,590
Due to affiliates	93,899	13,662	145,160	(155,691)	97,030
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	12,980	16,570	19,671	—	49,221
Current portion of long-term debt	—	706	9,883	—	10,589
Accrued employee benefits costs – current portion	6,507	1,951	—	—	8,458
Deferred taxes – current	—	1,005	—	(1,005)	—
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	133,980	76,514	349,905	(156,696)	403,703

Senior unsecured notes	—	—	250,000	—	250,000
Nordural debt	—	117,376	—	—	117,376
Accrued pension benefits costs – less current portion	—	—	11,070	—	11,070
Accrued postretirement benefits costs – less current portion	58,661	28,902	815	—	88,378
Other liabilities/intercompany loan	420,651	264,122	—	(651,033)	33,740
Due to affiliates – less current portion	64,477	—	—	—	64,477
Deferred taxes – less current portion	52,837	19,187	1,054	831	73,909

Total non-current liabilities	596,626	429,587	262,939	(650,202)	638,950

Shareholders’ Equity:
Common stock	59	13	321	(72)	321
Additional paid-in capital	188,424	251,496	416,400	(439,920)	416,400
Accumulated other comprehensive income (loss)	(70,810)	2,456	(68,354)	68,354	(68,354)
Retained earnings (deficit)	14,903	(53,160)	30,341	38,257	30,341

Total shareholders’ equity	132,576	200,805	378,708	(333,381)	378,708

Total liabilities and equity	$863,182	$706,906	$991,552	$(1,140,279)	$1,421,361

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Assets:

Cash and cash equivalents	$185	$1,759	$42,224	$—	$44,168
Restricted cash	1,174	504	—	—	1,678
Accounts receivable — net	71,051	8,449	76	—	79,576
Due from affiliates	168,328	8,142	684,458	(846,557)	14,371
Inventories	69,535	39,020	—	—	108,555
Prepaid and other assets	1,514	4,299	4,242	—	10,055
Deferred taxes — current portion	25,395	293	—	—	25,688

Total current assets	337,182	62,466	731,000	(846,557)	284,091
Investment in subsidiaries	66,393	—	268,495	(334,888)	—
Property, plant and equipment — net	464,418	341,692	140	—	806,250
Intangible asset — net	—	86,809	—	—	86,809
Goodwill	—	95,610	—	—	95,610
Other assets	20,391	16,792	20,927	—	58,110

Total	$888,384	$603,369	$1,020,562	$(1,181,445)	$1,330,870

Liabilities and shareholders’ equity:

Accounts payable – trade	$12,000	$35,479	$—	$—	$47,479
Due to affiliates	83,819	1,911	162,150	(163,065)	84,815
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	15,545	10,023	27,741	—	53,309
Long term debt — current portion	—	704	9,878	—	10,582
Accrued employee benefits costs — current portion	6,507	1,951	—	—	8,458
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	125,686	50,068	374,769	(163,065)	387,458

Senior unsecured notes	—	—	250,000	—	250,000
Nordural debt	—	80,711	—	—	80,711
Accrued pension benefit costs — less current portion	—	—	10,685	—	10,685
Accrued postretirement benefit costs — less current portion	56,947	27,812	790	—	85,549
Other liabilities/intercompany loan	479,213	239,124	—	(683,376)	34,961
Due to affiliates — less current portion	30,416	—	—	—	30,416
Deferred taxes	47,509	19,379	1,501	(116)	68,273

Total noncurrent liabilities	614,085	367,026	262,976	(683,492)	560,595

Shareholders’ Equity:
Common stock	59	13	320	(72)	320
Additional paid-in capital	188,424	242,818	415,453	(431,242)	415,453
Accumulated other comprehensive income (loss)	(51,665)	(521)	(52,186)	52,186	(52,186)
Retained earnings (accumulated deficit)	11,795	(56,035)	19,230	44,240	19,230

Total shareholders’ equity	148,613	186,275	382,817	(334,888)	382,817

Total	$888,384	$603,369	$1,020,562	$(1,181,445)	$1,330,870

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended March 31, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$213,710	$33,715	$—	$—	$247,425
Related parties	37,971	—	—	—	37,971

	251,681	33,715	—	—	285,369
Cost of goods sold	209,121	115,501	—	(89,834)	234,788

Reimbursement from owner	—	(87,198)	—	87,198	—

Gross profit	42,560	5,412	—	2,636	50,608
Selling, general and administrative expenses	8,796	—	—	—	8,796

Operating income	33,764	5,412	—	2,636	41,812
Interest expense – third party	(6,418)	(266)	—	—	(6,684)
Interest income (expense) – affiliates	4,749	(4,749)	—	—	—
Interest income	167	51	—	—	218
Net loss on forward contracts	(23,495)	—	—	—	(23,495)
Other income (expense), net	3	404	—	—	407

Income before taxes and equity earnings (loss) of subsidiaries and joint ventures	8,770	852	—	2,636	12,258
Income tax expense	(2,122)	(3,408)	—	(949)	(6,479)

Net income (loss) before equity earnings (loss) of subsidiaries	6,648	(2,556)	—	1,687	5,779
Equity earnings (loss) of subsidiaries and joint ventures	(3,540)	5,347	11,127	(7,586)	5,348

Net income (loss)	$3,108	$2,791	$11,127	$(5,899)	$11,127

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2004

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$192,346	$—	$—	$—	$192,346
Related parties	39,748	—	—	—	39,748

	232,094	—	—	—	232,094
Cost of goods sold	191,963	83,684	—	(80,602)	195,045

Reimbursement from owner	—	(80,636)	—	80,636	—

Gross profit (loss)	40,131	(3,048)	—	(34)	37,049
Selling, general and administrative expenses	5,408	—	—	—	5,408

Operating income (loss)	34,723	(3,048)	—	(34)	31,641
Interest expense – third party	(10,342)	(32)	—	—	(10,374)
Interest expense – affiliates	(329)	—	—	—	(329)
Interest income	71	—	—	25	96
Net loss on forward contracts	(12,820)	—	—	—	(12,820)
Other income (expense), net	(621)	(2)	—	9	(614)

Income before taxes and equity earnings (loss) of subsidiaries	10,682	(3,082)	—	—	7,600
Income tax (expense) benefit	(3,971)	—	—	1,171	(2,800)

Net income (loss) before equity earnings (loss) of subsidiaries	6,711	(3,082)	—	1,171	4,800
Equity earnings (loss) of subsidiaries	(1,911)	—	4,800	(2,889)	—

Net income (loss)	$4,800	$(3,082)	$4,800	$(1,718)	$4,800

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Combined	Combined
	Guarantor	Non-guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated
Net cash provided by operating activities	$2,179	$24,886	$—	$27,065

Investing activities:
Nordural expansion	—	(48,988)	—	(48,988)
Purchase of property, plant and equipment, net	(957)	(1,292)	(291)	(2,540)
Proceeds from sale of property, plant and equipment	6	53	—	59

Net cash used in investing activities	(951)	(50,277)	(291)	(51,469)

Financing activities:
Borrowings	—	105,325		105,325
Repayment of debt	—	(68,658)		(68,658)
Financing fees	—	(4,617)		(4,617)
Intercompany transactions	(1,413)	15,262	(13,849)	—
Issuance of common stock	—	—	949	949

Net cash provided by (used in) financing activities	(1,413)	47,312	(12,900)	32,999

Net increase in cash and cash equivalents	(185)	21,971	(13,191)	8,595
Cash and cash equivalents, beginning of period	185	1,759	42,224	44,168

Cash and cash equivalents, end of period	$—	$23,730	$29,033	$52,763

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2004

	Combined	Combined
	Guarantor	Non-guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated
Net cash provided by operating activities	$25,183	$1,489	$—	$26,672

Investing activities:
Purchase of property, plant and equipment, net	(1,332)	(470)	—	(1,802)

Net cash used in investing activities	(1,332)	(470)	—	(1,802)

Financing activities:
Intercompany transactions	(23,332)	(519)	23,851	—
Issuance of common stock	—	—	1,051	1,051

Net cash provided by (used in) financing activities	(23,332)	(519)	24,902	1,051

Net increase in cash and cash equivalents	519	500	24,902	25,921
Cash and cash equivalents, beginning of period	104	—	28,100	28,204

Cash and cash equivalents, end of period	$623	$500	$53,002	$54,125

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

     This Quarterly Report on Form 10-Q contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” “will,” and “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Financial Statements and Supplementary Data,” and:

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

     Although the Company believes the expectations reflected in its forward-looking statements are reasonable, the Company cannot guarantee its future performance or results of operations. All forward-looking statements in this filing are based on information available to the Company on the date of this filing; however, the Company is not obligated to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. When reading any forward-looking statements in this filing, the reader should consider the risks described above and elsewhere in this report as well as those described in the Company’s Annual Report on Form

10-K for the year ended December 31, 2004. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following discussion reflects Century’s historical results of operations, which do not include results for the Nordural facility until it was acquired in April 2004 and the Company’s equity interest in the earnings of Gramercy Alumina LLC (“GAL”) and St. Ann Bauxite Limited (“SABL”) until the Company acquired a 50% joint venture interest in those companies in October 2004.

     Century’s financial highlights include:

	Three months ended
	March 31,
	2005	2004
	(In thousands, except per share data)
Net sales
Third-party customers	$247,425	$192,346
Related party customers	37,971	39,748

Total	$285,396	$232,094

Net income	$11,127	$4,800
Net income applicable to common shareholders	$11,127	$4,300
Earnings per common share:
Basic — Net income	$0.35	$0.20

Diluted — Net income	$0.35	$0.20

     Net sales: Net sales for the three months ended March 31, 2005 increased $53.3 million or 23% to $285.4 million. Higher price realizations for primary aluminum in the first quarter 2005, due to improved London Metal Exchange (“LME”) prices and Midwest premiums for primary aluminum, contributed an additional $27.4 million in sales. Nordural toll revenues of $33.7 million, which were a result of the April 2004 Nordural facility acquisition, were partially offset by $7.8 million in reduced direct shipment revenues. Direct shipments were 10.0 million pounds less than the previous year period primarily due to fewer calendar days in the first quarter of 2005 vs. 2004 and other production and inventory differences between quarters.

     Gross profit: Gross profit for the three months ended March 31, 2005 increased $13.6 million or 37% to $50.6 million from $37.0 million for the same period in 2004. Improved price realizations net of increased alumina costs improved gross profit by $19.6 million and the net increased shipment volume, a result of the Nordural facility acquisition, contributed $7.4 million in additional gross profit. Partially offsetting these gains were $13.4 million in net cost increases during the current quarter comprised of: a decline in raw material quality and increased replacement of pot cells, $5.3 million; higher power costs, $3.2 million; spot purchases of alumina, $1.3 million; increased net amortization and depreciation charges, $0.6 million; other spending, $0.7 million, and the absence of credits to cost of goods sold for lower-of-cost or market inventory adjustments, $2.3 million.

     Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended March 31, 2005 increased $3.4 million to $8.8 million. Approximately 64%, or $2.2 million of the increase, was a result of increased incentive compensation expense, with the remaining increase in expense associated with increased audit, other professional fees and other general expenses.

     Net gain/loss on forward contracts: Net loss on forward contracts for the three months ended March 31, 2005 was $23.5 million as compared to a net loss of $12.8 million for the same period in 2004. The loss reported for the three month period ended March 31, 2005, was primarily a result of mark-to-market losses associated with the Company’s long term financial sales contracts which do not qualify for cash flow hedge accounting. The loss reported for the three month period ended March 31, 2004, primarily relates to the early termination of a fixed price forward sales contract with Glencore.

     Tax provision: Income tax provision for the three months ended March 31, 2005 increased $3.7 million from the same period in 2004 to $6.5 million. The change in income taxes was a result of changes in pre-tax income and equity in earnings of joint ventures.

     Equity in earnings of joint ventures: Equity in earnings from the Gramercy assets, which were acquired on October 1, 2004, was $5.3 million in the current period.

     Liquidity and Capital Resources

     The Company’s statements of cash flows for the three months ended March 31, 2005 and 2004 are summarized below:

	Three months ended
	March 31,
	2005	2004
	(dollars in thousands)

Net cash provided by operating activities	$27,065	$26,672
Net cash used in investing activities	(51,469)	(1,802)
Net cash provided by financing activities	32,999	1,051

Increase in cash	$8,595	$25,921

     Net cash from operating activities in the first three months of 2005 increased $0.4 million to $27.1 million from the comparable 2004 period of $26.7 million. The increase in net cash provided by operating activities during the first three months of 2005 was the result of the April 2004 Nordural facility acquisition, and improved market conditions as discussed above.

     The Company’s net cash used in investing activities for the three month period ended March 31, 2005 was $51.5 million, an increase of $49.7 million from the previous year period, primarily a result of the ongoing expansion of the Nordural facility. The Company’s remaining net cash used for investing activities consisted of capital expenditures to maintain and improve plant operations.

     Net cash provided by financing activities during the first three months of 2005 was $33.0 million as a result of borrowings under Nordural’s new $365.0 million senior term loan facility. Amounts borrowed under the new term loan facility during the period were used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility.

   Liquidity

     The Company’s principal sources of liquidity are cash flow from operations, available borrowings under the Company’s revolving credit facility and Nordural’s new term loan facility. The Company believes these sources will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. At March 31, 2005, the Company had borrowing availability of $93.6 million under its revolving credit facility, subject to customary covenants, with no outstanding borrowings. As of March 31, 2005, the Company had remaining borrowing availability of $260.0 million under Nordural’s $365.0 million term loan facility.

     The Company’s principal uses of cash are operating costs, payments of principal and interest on the Company’s outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements. During 2004, the Company refinanced its debt obligations and commenced work on the expansion of the Nordural facility, which the Company believes are transactions that may materially affect the current and future financial condition and results of operations of the Company.

   Capital Resources

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

     The Company has commenced work on an expansion of the Nordural facility that will increase its annual production capacity from 90,000 metric tons to 212,000 metric tons. The Company estimates the expansion will cost approximately $454 million. The Company plans to finance the current expansion project through cash flow and borrowings under Nordural’s new term loan facility, which is non-recourse to Century Aluminum Company.

     The Nordural expansion will require approximately $330.0 million of capital expenditures in 2005. Through March 31, 2005, the Company had outstanding capital commitments related to the Nordural expansion of $236.1 million. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona. Approximately 64% of the expected project costs for the Nordural expansion are denominated in currencies other than the U.S. dollar, primarily the euro and the krona. As of March 31, 2005, the Company had no hedges to mitigate the Company’s foreign currency exposure.

     In February 2005, Nordural closed and borrowed under a new $365.0 million senior term loan facility. Amounts borrowed under the new term loan facility were used to refinance debt under Nordural’s existing term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s new term loan facility generally will bear interest at a margin over the applicable Eurodollar rate. The expansion is projected to be completed by mid-2006.

     In April 2005, the Company signed an agreement with Hitaveita Sujurnesja hf. (“Sudurnes Energy”) and Orkuveita Reykjavíkur (“Reykjavik Energy”) to purchase the power required to further expand the production capacity of the Nordural facility. Under the agreement, Sudurnes Energy will provide 15 megawatts (“MW’) of power annually, which will permit Nordural to expand the plant’s annual capacity by an additional 8,000 metric tons to 220,000 metric tons by mid-2007, and Reykjavik Energy has agreed to deliver 70 MW annually, which will allow a further expansion to 260,000 metric tons by the fourth quarter of 2008. The power agreement and the construction of additional production capacity are each subject to the satisfaction of certain conditions. The Company is considering various options for financing the additional capacity.

Other Contingencies

     The Company’s income tax returns are periodically examined by various tax authorities. The Company is currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. The Company is reviewing the issues raised by the IRS and has filed an administrative appeal within the IRS, contesting the proposed tax deficiencies. The Company believes that its tax position is well-supported and, based on current information, does not believe that the outcome of the tax audit will have a material impact on the Company’s financial condition or results of operations.

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

     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, the Company had forward delivery contracts to sell 97,110 metric tons and 113,126 metric tons of primary aluminum at March 31, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 2,988 metric tons and 6,033 metric tons of primary aluminum at March 31, 2005 and December 31, 2004, respectively, of which none were with Glencore.

     At March 31, 2005 and December 31, 2004, the Company had fixed price financial sales contracts with Glencore for 727,100 metric tons and 764,933, respectively, of which 426,500 metric tons and 464,333 metric tons, respectively, were designated as cash flow hedges. These fixed price financial sales contracts are scheduled for settlement at various dates in 2005 through 2010. Certain of these sales contracts, for the period 2006 through 2010, contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. These contracts will be settled monthly, and if the market price exceeds the ceiling price for all contract months through 2010, the maximum additional shipment volume would be 300,600 metric tons. The Company had no fixed price financial purchase contracts to purchase aluminum at March 31, 2005 or December 31, 2004.

Fixed Price Financial Sales Contracts at March 31, 2005:

	(Metric Tons)
	2005	2006	2007	2008	2009	2010	Total
Primary aluminum	155,250	167,950	169,900	84,000	75,000	75,000	727,100

     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At March 31, 2005 and December 31, 2004, the Company had fixed price financial purchase contracts for 5.4 million and 4.3 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2005 through 2008.

Fixed Price Financial Purchase Contracts at March 31, 2005:

	(Thousands of DTH)
	2005	2006	2007	2008	Total
Natural Gas	2,460	1,680	780	480	5,400

     On a hypothetical basis, a $20 per ton increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $5.5 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $3.8 million on net income for the contracts designated as derivatives, for the period ended March 31, 2005 as a result of the forward primary aluminum financial sales contracts outstanding at March 31, 2005.

     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $1.7 million after tax on accumulated other comprehensive income for the period ended March 31, 2005 as a result of the forward natural gas financial purchase contracts outstanding at March 31, 2005.

     The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

     This quantification of the Company’s exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company’s inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of the Company’s alumina contracts, except the alumina contract with GAL for the Hawesville facility, are indexed to the LME price for aluminum, they act as a natural hedge for approximately 12% of the Company’s production. Approximately 49% and 43% of the Company’s production for the years 2005 (excluding January 2005 shipments to customers that were priced based upon the prior month’s market price) and 2006, respectively, was either hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.

     Nordural. Substantially all of Nordural’s revenues are derived from a Toll Conversion Agreement with a subsidiary of BHP Billiton whereby it converts alumina provided to it into primary aluminum for a fee based on the LME price for primary aluminum. Because of this agreement, Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum.

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

     Nordural does not currently have financial instruments to hedge commodity or currency risk. Nordural may hedge such risk in the future, including through the purchase of aluminum put options to hedge Nordural’s commodity risk.

Interest Rates

     Interest Rate Risk. The Company’s primary debt obligations are the outstanding senior unsecured notes, convertible notes, the Nordural debt, borrowings under its revolving credit facility, if any, and the IRBs that the Company assumed in connection with the Hawesville acquisition. Because the senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At March 31, 2005, Nordural had approximately $118.1 million of long-term debt consisting primarily of obligations under the Nordural loan facility. Borrowings under Nordural’s loan facility bear interest at a margin over the applicable LIBOR rate. At March 31, 2005, Nordural had $111.0 million of liabilities which bear interest at a variable rate.

     At March 31, 2005, the Company had $118.8 million of variable rate borrowings. A hypothetical one percentage point increase or decrease in the interest rate would increase or decrease the Company’s annual interest expense by $1.2 million, assuming no debt reduction. The Company does not currently hedge its interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of its floating rate debt.

     The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2005, the Company had changes in the following processes of internal control over financial reporting:

•	Century Aluminum of West Virginia converted information systems to SAP from Oracle.

•	Changed payroll processing service to SAP from ADP .

Apart from these items, there have not been any changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description of Exhibits
10.8	Amendment Agreement, effective as of March 22, 2005, by and between Century Aluminum Company and David W. Beckley

10.9	Summary of Non-employee Director Compensation

10.10	Summary of Certain 2004 Compensation for Named Executive Officers

31.1	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 5, 2005	By:	/s/ Craig A. Davis

Craig A. Davis
Chairman and Chief Executive Officer

Date:	May 5, 2005	By:	/s/ David W. Beckley

David W. Beckley
Executive Vice-President/Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
10.8	Amendment Agreement, effective as of March 22, 2005, by and between Century Aluminum Company and David W. Beckley

10.9	Summary of Non-employee Director Compensation

10.10	Summary of Certain 2004 Compensation for Named Executive Officers

31.1	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

31.2	Certification of Disclosure in Century Aluminum Company’s Quarterly Report by the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (13 U.S.C. 1350).