Form 10-Q
period 2005-06-30
CENTURY ALUMINUM CO
filed 2005-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005.
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
Registrant’s telephone number, including area code: (831) 642-9300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     The registrant had 32,149,154 shares of common stock outstanding at August 4, 2005.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
Part II. OTHER INFORMATION
Item 6. Exhibit Index
SIGNATURES
Exhibit Index
EX-4.1: SUPPLEMENTAL INDENTURE NO. 1
EX-4.2: SUPPLEMENTAL INDENTURE NO. 3
EX-10.1: AMENDED AND RESTATED TOLLING AGREEMENT
EX-10.2: AMENDMENT AGREEMENT TO EMPLOYMENT AGREEMENT
EX-10.3: SECOND AMENDMENT AGREEMENT TO EMPLOYMENT AGREEMENT
EX-10.4: SECOND AMENDMENT AGREEMENT TO EMPLOYMENT AGREEMENT
EX-10.5: SECOND AMENDMENT OF THE SUPPLEMENTAL INCOME RETIREMENT BENEFIT PLAN
EX-10.6: SEVERANCE PROTECTION AGREEMENT
EX-10.7: SEVERANCE PROTECTION AGREEMENT
EX-10.8: SEVERANCE PROTECTION AGREEMENT
EX-10.9: SEVERANCE PROTECTION AGREEMENT
EX-10.10: SEVERANCE PROTECTION AGREEMENT
EX-10.11: SUMMARY OF BASE COMPENSATION
EX-10.12: CONSULTING AGREEMENT
EX-18.1: LETTER REGARDING A CHANGE IN ACCOUNTING PRINCIPLE
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements.
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	June 30,	December 31,
	2005	2004
		(Restated)
ASSETS
Current Assets:
Cash and cash equivalents	$35,174	$44,168
Restricted cash	2,027	1,678
Accounts receivable — net	104,575	79,576
Due from affiliates	14,044	14,371
Inventories	104,450	111,284
Prepaid and other current assets	16,172	10,055
Deferred taxes — current portion	23,458	24,642

Total current assets	299,900	285,774

Property, plant and equipment — net	916,008	806,250
Intangible asset — net	81,989	86,809
Goodwill	94,844	95,610
Due from affiliates — less current portion	2,747	—
Other assets	74,614	58,110

Total	$1,470,102	$1,332,553

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable — trade	$47,926	$47,479
Due to affiliates	44,574	84,815
Accrued and other current liabilities	59,258	53,309
Accrued employee benefits costs — current portion	8,458	8,458
Long-term debt — current portion	561	10,582
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815

Total current liabilities	343,592	387,458

Senior unsecured notes payable	250,000	250,000
Nordural debt	153,739	80,711
Accrued pension benefits costs — less current portion	12,358	10,685
Accrued postretirement benefits costs — less current portion	91,296	85,549
Other liabilities	35,459	34,961
Due to affiliates — less current portion	17,402	30,416
Deferred taxes	94,778	68,273

Total noncurrent liabilities	655,032	560,595

Contingencies and Commitments (See Note 8)
Shareholders’ equity:
Common stock (one cent par value, 50,000,000 shares authorized; 32,149,154 and 32,038,297 shares outstanding at June 30, 2005 and December 31, 2004, respectively)	321	320
Additional paid-in capital	418,412	415,453
Accumulated other comprehensive loss	(20,626)	(52,186)
Retained earnings	73,371	20,913

Total shareholders’ equity	471,478	384,500

Total	$1,470,102	$1,332,553

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
NET SALES:
Third-party customers	$243,329	$225,430	$490,754	$417,776
Related parties	39,927	38,303	77,898	78,051

	283,256	263,733	568,652	495,827
Cost of goods sold	237,908	217,054	471,737	410,795

Gross profit	45,348	46,679	96,915	85,032

Selling, general and administrative expenses	8,046	3,991	16,842	9,399

Operating income	37,302	42,688	80,073	75,633

Interest expense — third party	(6,517)	(11,474)	(13,201)	(21,849)
Interest expense — related party	—	(51)	—	(380)
Interest income	275	244	493	341
Net gain (loss) on forward contracts	24,496	(1,177)	1,001	(13,997)
Other income (expense)	(472)	9	(65)	(605)

Income before income taxes and equity in earnings of joint ventures	55,084	30,239	68,301	39,143
Income tax expense	(19,239)	(11,020)	(26,074)	(14,331)

Income before equity in earnings of joint ventures	35,845	19,219	42,227	24,812
Equity in earnings of joint ventures	4,899	—	10,247	—

Net income	40,744	19,219	52,474	24,812
Preferred dividends	—	(269)	—	(769)

Net income applicable to common shareholders	$40,744	$18,950	$52,474	$24,043

EARNINGS PER COMMON SHARE:
Basic	$1.27	$0.64	$1.63	$0.95
Diluted	$1.27	$0.63	$1.63	$0.94

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,140	29,629	32,099	25,412
Diluted	32,196	30,542	32,162	25,588
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended
	June 30,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$52,474	$24,812
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net (gain) loss on forward contracts	(3,429)	6,659
Depreciation and amortization	28,050	23,731
Deferred income taxes	26,074	5,994
Pension and other post retirement benefits	7,421	5,376
(Gain) loss on disposal of assets	(4)	695
Non-cash loss on early extinguishment of debt	253	—
Changes in operating assets and liabilities:
Accounts receivable — net	(24,999)	(8,264)
Due from affiliates	327	(1,059)
Inventories	6,834	(5,768)
Prepaids and other current assets	(5,712)	(2,724)
Accounts payable — trade	(6,745)	(1,294)
Due to affiliates	(9,548)	(3,383)
Accrued and other current liabilities	(3,948)	9,308
Other — net	(8,324)	(2,472)

Net cash provided by operating activities	58,724	51,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(113,654)	—
Purchase of other property, plant and equipment	(5,481)	(5,712)
Business acquisitions, net of cash acquired	(7,000)	(184,869)
Restricted cash deposits	(350)	—
Proceeds from sale of property, plant and equipment	59	—

Net cash used in investing activities	(126,426)	(190,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	145,378	—
Repayment of debt	(83,023)	(20,659)
Financing fees	(4,617)	—
Dividends	(16)	(3,311)
Issuance of common stock	986	209,905

Net cash provided by financing activities	58,708	185,935

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,994)	46,965

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,168	28,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,174	$75,169

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
(Dollars in thousands, except per share amounts)
(unaudited)
1. General
     The accompanying unaudited interim consolidated financial statements of Century Aluminum Company (the “Company” or “Century”) should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
2. Acquisitions
  Nordural Acquisition
     The Company acquired Nordural in April 2004 and accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In the first quarter of 2005, goodwill decreased $766 from previously reported amounts at year-end as the result of asset allocation adjustments. The Company recognized $94,844 of goodwill in the transaction. None of the goodwill is expected to be deductible for Icelandic tax purposes; however, all of the goodwill is expected to be deductible for U.S. tax purposes. During the second quarter of 2005, the Company determined that certain Nordural earnings would remain invested outside the United States indefinitely.
     The purchase price for Nordural was $195,346, allocated as follows:

Allocation of Purchase Price:
Current assets	$41,322
Property, plant and equipment	276,597
Goodwill	94,844
Current liabilities	(25,848)
Long-term debt	(177,898)
Other non-current liabilities	(13,671)

Total purchase price	$195,346

     The following table represents the unaudited pro forma results of operations for the period ended June 30, 2004 assuming the acquisition occurred on January 1, 2004. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated. The pro forma results of operations reflect the retroactive restatement of earnings for a change in accounting principle, see Note 3.

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004
Net sales	$272,721	$534,202
Net income	20,381	31,719
Net income available to common shareholders	20,112	30,950
Earnings per share:
Basic	$0.65	$1.00
Diluted	$0.64	$1.00

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
3. Change in Accounting Principle
     During the second quarter of fiscal 2005, the Company changed its method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO). The Company believes that using the FIFO method provides better matching of expenses and revenues and provides more consistent inventory costing on a company-wide basis. Prior to the change approximately 69% of the Company’s inventory was valued based upon the LIFO method. The change has been applied retroactively and the financial statements have been restated for all prior periods presented. In the first quarter of 2005, the Company previously reported net income, basic and diluted earnings per share of $11,127 or $0.35 a share. As the result of the change in inventory costing, first quarter 2005 net income increased $603 to $11,730 and basic and diluted earnings per share increased $0.02 to $0.37. The effect of the change on net income for the three and six months ended June 30, 2005 was a (decrease)/increase of ($93) and $510, respectively. The effect of the change on retained earnings for the year ended December 31, 2004 was an increase of $1,683. The effect of the accounting change on income and earnings per share during the three and six month periods ended June 30, 2004, is as follows:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2004	2004
	(Restated)	(Restated)
Net income applicable to common shareholders as reported	18,019	22,319
Change in inventory costing method	931	1,724

Net income applicable to common shareholders as restated	18,950	24,043

Basic earnings per share as reported	0.61	0.88
Change in inventory costing method	0.03	0.07

Basic earnings per share as restated	0.64	0.95

Diluted earnings per share as reported	0.60	0.87
Change in inventory costing method	0.03	0.07

Diluted earnings per share as restated	0.63	0.94

4. Stock-Based Compensation
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)

		Three months ended		Six months ended
		June 30,		June 30,
		2005	2004	2005	2004
			(Restated)		(Restated)
Net income applicable to common shareholders	As Reported	$40,744	$18,950	$52,474	$24,043

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		252	169	1,683	1,046
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(392)	(235)	(1,953)	(1,179)

Pro forma net income		$40,604	$18,884	$52,204	$23,910

Basic earnings per share	As reported	$1.27	$0.64	$1.63	$0.95
	Pro forma	$1.26	$0.64	$1.63	$0.94
Diluted earnings per share	As reported	$1.27	$0.63	$1.63	$0.94
	Pro forma	$1.26	$0.63	$1.62	$0.93
5. Inventories
     Inventories consist of the following:

	June 30,	December 31,
	2005	2004
Raw materials	$51,064	$54,186
Work-in-process	18,693	10,215
Finished goods	4,298	8,954
Operating and other supplies	30,395	37,929

	$104,450	$111,284

     Inventories are stated at the lower of cost, using the first-in, first-out method, or market.
6. Goodwill and Intangible Asset
     The Company recognized $94,844 of goodwill in the Nordural acquisition, see Note 2. The Company will annually test its goodwill for impairment in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized. The fair value is estimated using market comparable information.
     The intangible asset consists of the power contract acquired in connection with the Company’s acquisition of the Hawesville facility. The contract value is being amortized over its term (10 years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of June 30, 2005, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $73,997. In April 2005, the Company made a $7,000 post-

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
closing payment to Southwire related to the acquisition of the Hawesville facility. This payment satisfied in full the Company’s obligation to pay contingent consideration to Southwire under the acquisition agreement. This post-closing payment obligation was allocated to the acquired fixed assets and intangible asset based on the allocation percentages used in original acquisition. The gross carrying amount of the intangible asset increased $2,394 as a result of this liability.
     For the six month periods ended June 30, 2005 and June 30, 2004, amortization expense for the intangible asset totaled $7,214 and $6,164, respectively. For the three month periods ended June 30, 2005 and June 30, 2004, amortization expense for the intangible asset totaled $3,674 and $3,082, respectively.
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
7. Debt
  Secured First Mortgage Notes
     In April 2005, the Company exercised its right to call the remaining 11.75% senior secured first mortgage notes due 2008 at 105.875% of the principal balance, plus accrued and unpaid interest. The early extinguishment of the Notes resulted in a $253 loss reported as other income (expense).
  Nordural’s Term Loan Facility
     On February 15, 2005, Nordural closed and borrowed under a new $365.0 million senior term loan facility. Amounts borrowed under the new term loan facility were used to refinance debt under Nordural’s previous term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s new term loan facility generally will bear interest at a margin over the applicable Eurodollar rate. Nordural’s obligations under the new term loan facility have been secured by a pledge of all of Nordural’s shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural’s assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15.5 million on February 28, 2007 and $14.0 million on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009 and February 28, 2010. If Nordural makes a dividend payment (dividends are not permitted until the Nordural facility has been expanded to a production level of 212,000 metric tons per year), it must simultaneously make a repayment of principal in an amount equal to 50% of the dividend. The new term loan facility is non-recourse to Century Aluminum Company. All outstanding principal must be repaid at final maturity on February 28, 2010.
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
8. Contingencies and Commitments
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
     Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through June 30, 2005, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification to comply with the Order will be approximately $200, which may be offset in part by sales of recoverable hydrocarbons.
     On May 5, 2005, a complaint was filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands against the Company, Vialco and other parties. The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery. Lockheed has tendered indemnity and defense of the case to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. The complaint seeks unspecified monetary damages, costs and attorney fees.
     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $706 and $596 at June 30, 2005 and December 31, 2004, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
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
  Power Commitments
     The Hawesville facility currently purchases all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. Approximately 130 megawatts (“MW”) or 27% of the Hawesville facility’s power requirements are unpriced in calendar years 2006 through 2010. The Company will negotiate the price for the unpriced portion of the contract at such times as the Company deems appropriate.
     The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005. Under a new power contract approved by the Public Services Commission of West Virginia, Appalachian Power Company has agreed to supply power to the Ravenswood facility from January 1, 2006 through December 31, 2010; provided that after December 31, 2007, Century Aluminum of West Virginia, Inc. may terminate the agreement by providing 12 months notice of termination.
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
     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the London Metal Exchange (“LME”) price for primary aluminum. In connection with the planned expansion, Nordural has entered into power contracts with Hitaveita Sujurnesja hf. (“Sudurnes Energy”) and Orkuveita Reykjavíkur (“Reykjavik Energy”) for the supply of the additional power required for the expansion capacity up to 220,000 metric tons per year and with Reykjavik Energy for further expansion up to 260,000 metric tons per year, subject to certain conditions. Power under these agreements will be generated from predominately geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should Sudurnes Energy or Reykjavik Energy be unable to meet the obligations of their contract to provide power for the Nordural expansion capacity.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
  Labor Commitments
     Approximately 81% of the Company’s U.S. based workforce is represented by the United Steelworker’s of America (the “USWA”) and working under agreements that expire as follows: March 31, 2006 (Hawesville) and May 31, 2006 (Ravenswood).
     Approximately 80% of Nordural’s workforce is represented by six national labor unions under an agreement that expires on December 31, 2009.
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
     At June 30, 2005 and December 31, 2004, the Company had outstanding capital commitments related to the Nordural expansion of $199,847 and $218,800, respectively. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.
9. Forward Delivery Contracts and Financial Instruments
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

(2)	Referred to as the “New Sales Contract” in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. The Company has not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)

(3)	Referred to as the “Glencore Metal Agreement” in the Company’s 2004 Annual Report on Form 10-K. The Glencore Metal Agreement II pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.
   Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	90,000 mtpy	Through December 31, 2013	LME-based

Glencore Tolling Agreement (2)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1)	Substantially all of Nordural’s sales consist of tolling revenues earned under a long-term Alumina Supply, Toll Conversion and Aluminum Metal Supply Agreement between Nordural and a subsidiary of BHP Billiton Ltd. (the “Billiton Tolling Agreement”). Under the Billiton Tolling Agreement, which is for virtually all of Nordural’s existing production capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. The Company acquired Nordural in April 2004.

(2)	The Company entered into a 10-year LME-based alumina tolling agreement for 90,000 metric tons of the expansion capacity at the Nordural facility. The term of the agreement will begin upon completion of the expansion, which is expected to be in late-2006.
     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, the Company had forward delivery contracts to sell 93,569 metric tons and 113,126 metric tons of primary aluminum at June 30, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 8,923 metric tons and 6,033 metric tons of primary aluminum at June 30, 2005 and December 31, 2004, respectively, of which none were with Glencore.
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)

(1)	The alumina supply agreement with Gramercy Alumina LLC, which was entered into on November 2, 2004, replaced the Company’s alumina supply agreement with Kaiser.
   Anode Purchase Agreement
     Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. Pricing for the anode contract is variable and is indexed to the raw material market for petroleum coke products, certain labor rates, and maintenance cost indices. On August 4, 2005, Nordural signed a memorandum of understanding for the provision of anodes for its presently planned expansion capacity.
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
Fixed Price Financial Sales Contracts at June 30, 2005:

	(Metric Tons)
	2005	2006	2007	2008	2009	Thereafter	Total
Primary aluminum	103,500	167,950	169,900	109,200	105,000	480,000	1,135,550
     At June 30, 2005 and December 31, 2004, the Company had fixed price financial sales contracts with Glencore for 1,135,550 metric tons and 764,933, respectively, of which 374,750 metric tons and 464,333 metric tons, respectively, were designated as cash flow hedges. These fixed price financial sales contracts are scheduled for settlement at various dates in 2005 through 2015. Certain of these sales contracts, for the period 2006 through 2015, contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. These contracts will be settled monthly, and if the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 760,800 metric tons. The Company had no fixed price financial purchase contracts to purchase aluminum at June 30, 2005 or December 31, 2004.
     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
Fixed Price Financial Purchase Contracts at June 30, 2005:

	(Thousands of DTH)
	2005	2006	2007	2008	Total
Natural Gas	1,990	1,680	780	480	4,930
     At June 30, 2005 and December 31, 2004, the Company had fixed price financial purchase contracts for 4.9 million and 4.3 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2005 through 2008.
     Based on the fair value of the Company’s fixed price financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of June 30, 2005, accumulated other

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
comprehensive loss of $8,642 is expected to be reclassified as a reduction to earnings over the next 12 month period.
     The forward financial sales and purchase contracts are subject to the risk of non-performance by the counterparties. However, the Company only enters into forward financial contracts with counterparties it determines to be creditworthy. If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.
10. Supplemental Cash Flow Information

	Six months ended
	June 30,
	2005	2004
Cash paid for:
Interest	$13,514	$21,230
Income tax	2,975	198

Cash received for:
Interest	415	339
Income tax refunds	—	135

Non-cash Investing activities:
Accrued Nordural expansion costs	7,192	—
11. Asset Retirement Obligations
     The reconciliation of the changes in the asset retirement obligations is as follows:

	For the six months	For the Year ended
	ended June 30, 2005	December 31, 2004
Beginning balance, ARO liability	$17,232	$16,495
Additional ARO liability incurred	903	1,383
ARO liabilities settled	(1,439)	(3,379)
Accretion expense	459	2,733

Ending balance, ARO liability	$17,155	$17,232

12. New Accounting Standards
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This Statement replaces the guidance in APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It requires retrospective application as the required method for reporting a change in accounting principle, unless impracticable. The Statement differentiates retrospective application for changes in accounting principle and changes in reporting entity from restatement for corrections of errors. In addition, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement. The Statement is effective for fiscal year 2006 and thereafter. The Company is currently assessing the Statement and does not expect the impact of adopting SFAS No. 154 to have a material effect on the Company’s financial position and results of operations.
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
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
13. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
  Comprehensive Income:

	Six months ended
	June 30,
	2005	2004
		(Restated)
Net income	$52,474	$24,812
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instruments, net of tax of ($8,762) and $5,848, respectively	15,205	(10,442)
Net amount reclassified to income, net of tax of ($9,413) and ($612), respectively	16,534	1,108

Comprehensive income	$84,033	$15,478

   Composition of Accumulated Other Comprehensive Loss:

	June 30,	December 31,
	2005	2004
Net unrealized loss on financial instruments, net of tax of $9,837 and $28,011	$(17,553)	$(49,113)
Minimum pension liability adjustment, net of tax of $1,728 and $1,728	(3,073)	(3,073)

Total accumulated other comprehensive loss	$(20,626)	$(52,186)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
14. Earnings Per Share
     The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	Three months ended June 30,
	2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
				(Restated)
Net income	$40,744			$19,219

Less: Preferred stock dividends	—			(269)

Basic EPS:

Income applicable to common shareholders	40,744	32,140	$1.27	18,950	29,629	$0.64

Effect of Dilutive Securities:

Plus: Incremental shares	—	56		—	162

Plus: Convertible preferred stock	—	—		269	751

Diluted EPS:

Income applicable to common shareholders with assumed conversions	$40,744	32,196	$1.27	$19,219	30,542	$0.63

	Six months ended June 30,
	2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share
				(Restated)
Net income	$52,474			$24,812

Less: Preferred stock dividends	—			(769)

Basic EPS:

Income applicable to common shareholders	52,474	32,099	$1.63	24,043	25,412	$0.95

Effect of Dilutive Securities:

Plus: Incremental shares	—	63		—	176

Diluted EPS:

Income applicable to common shareholders with assumed conversions	$52,474	32,162	$1.63	$24,043	25,588	$0.94

     Options to purchase 276,913 and 597,593 shares of common stock were outstanding during the periods ended June 30, 2005 and 2004, respectively. At June 30, 2005, 20,000 options were not included in the calculation of diluted EPS because the option’s exercise price exceeded the average market price of the common stock.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
15. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months		Six months ended
	ended June 30,		June 30,
	2005	2004	2005	2004
Service cost	$929	$775	$1,962	$1,678
Interest cost	1,222	1,103	2,341	2,129
Expected return on plan assets	(1,506)	(1,175)	(2,950)	(2,376)
Amortization of prior service cost	1,299	211	1,481	421
Amortization of net gain	202	138	314	163

Net periodic benefit cost	$2,146	$1,052	$3,148	$2,015

	Other Postemployment Benefits
	Three months		Six months ended
	ended June 30,		June 30,
	2005	2004	2005	2004
Service cost	$1,178	$1,184	$2,516	$2,302
Interest cost	2,345	2,131	4,439	3,991
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(220)	(84)	(439)	(168)
Amortization of net gain	1,093	795	1,857	1,233

Net periodic benefit cost	$4,396	$4,026	$8,373	$7,358

16. Condensed Consolidating Financial Information
     The Company’s 7.5% Senior Unsecured Notes due 2014 and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of the Company’s existing and future domestic subsidiaries other than Nordural U.S. LLC. These notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”). During the quarter, Century Aluminum of Kentucky LLC (the “LLC”) became a guarantor subsidiary. In periods prior to this reporting period, the LLC was included in Non-Guarantor Subsidiaries. The Company’s policy for financial reporting purposes is to allocate expenses or income to subsidiaries. For the three months ended June 30, 2005 and June 30, 2004, the Company allocated total corporate income/(expense) of $2,505 and ($1,143) to its subsidiaries, respectively. For the six months ended June 30, 2005 and June 30, 2004, the Company allocated total corporate income/(expense) of $1,986 and ($56) to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.
     The following summarized condensed consolidating balance sheets as of June 30, 2005 and December 31, 2004, condensed consolidating statements of operations for the three and six months ended June 30, 2005 and June 30, 2004 and the condensed consolidating statements of cash flows for the six months ended June 30, 2005 and June 30, 2004 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.
     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (cotinued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2005

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated
Assets:

Cash and cash equivalents	$—	$20,263	$14,911	$—	$35,174
Restricted cash	2,027	—	—	—	2,027
Accounts receivables — net	94,489	10,086	—	—	104,575
Due from affiliates	222,356	—	688,912	(897,224)	14,044
Inventories	93,647	12,850	—	(2,047)	104,450
Prepaid and other current assets	4,229	6,374	5,569	—	16,172
Deferred taxes — current portion	20,460	—	2,998	—	23,458

Total current assets	437,208	49,573	712,390	(899,271)	299,900
Investment in subsidiaries	12,884	—	365,694	(378,578)	—
Property, plant and equipment — net	464,120	451,537	351	—	916,008
Intangible asset — net	81,989	—	—	—	81,989
Goodwill	—	94,844	—	—	94,844
Due from affiliates — less current portion	—	—	2,747	—	2,747
Deferred taxes — less current portion	—	—	14,343	(14,343)	—
Other assets	41,499	12,233	20,882	—	74,614

Total assets	$1,037,700	$608,187	$1,116,407	$(1,292,192)	$1,470,102

Liabilities and shareholders’ equity:

Accounts payable — trade	$28,052	$19,874	$—	$—	$47,926
Due to affiliates	54,768	44,160	168,300	(222,654)	44,574
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	17,746	3,101	38,411	—	59,258
Long-term debt — current portion	—	561	—	—	561
Accrued employee benefits costs — current portion	8,458	—	—	—	8,458
Deferred taxes — current	—	—	—	—	—
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	116,839	67,696	381,711	(222,654)	343,592

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	153,739	—	—	153,739
Accrued pension benefits costs — less current portion	—	—	12,358	—	12,358
Accrued post retirement benefits costs — less current portion	90,436	—	860	—	91,296
Other liabilities/intercompany loan	440,353	273,040	—	(677,934)	35,459
Due to affiliates — less current portion	17,402	—	—	—	17,402
Deferred taxes — less current portion	90,656	17,149	—	(13,027)	94,778

Total non-current liabilities	638,847	443,928	263,218	(690,961)	655,032

Shareholders’ Equity:
Common stock	60	12	321	(72)	321
Additional paid-in capital	247,016	75,339	418,412	(322,355)	418,412
Accumulated other comprehensive income (loss)	(20,626)	—	(20,626)	20,626	(20,626)
Retained earnings (accumulated deficit)	55,564	21,212	73,371	(76,776)	73,371

Total shareholders’ equity	282,014	96,563	471,478	(378,577)	471,478

Total liabilities and equity	$1,037,700	$608,187	$1,116,407	$(1,292,192)	$1,470,102

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2004 (as restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Assets:
Cash and cash equivalents	$185	$1,759	$42,224	$—	$44,168
Restricted cash	1,174	504	—	—	1,678
Accounts receivable — net	71,051	8,449	76	—	79,576
Due from affiliates	168,328	8,474	684,458	(846,889)	14,371
Inventories	73,515	38,688	—	(918)	111,284
Prepaid and other assets	1,514	4,299	4,242	—	10,055
Deferred taxes — current portion	24,018	293	—	331	24,642

Total current assets	339,785	62,466	731,000	(847,447)	285,774
Investment in subsidiaries	66,393	—	270,178	(336,571)	—
Property, plant and equipment — net	464,418	341,692	140	—	806,250
Intangible asset — net	—	86,809	—	—	86,809
Goodwill	—	95,610	—	—	95,610
Other assets	20,391	16,792	20,927	—	58,110

Total assets	$890,987	$603,369	$1,022,245	$(1,184,048)	$1,332,553

Liabilities and shareholders’ equity:

Accounts payable — trade	$12,000	$35,479	$—	$—	$47,479
Due to affiliates	84,151	2,499	162,150	(163,985)	84,815
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	15,545	10,023	27,741	—	53,309
Long term debt — current portion	—	704	9,878	—	10,582
Accrued employee benefits costs — current portion	6,507	1,951	—	—	8,458
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	126,018	50,656	374,769	(163,985)	387,458

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	80,711	—	—	80,711
Accrued pension benefit costs — less current portion	—	—	10,685	—	10,685
Accrued postretirement benefit costs — less current portion	56,947	27,812	790	—	85,549
Other liabilities/intercompany loan	479,213	239,124	—	(683,376)	34,961
Due to affiliates — less current portion	30,416	—	—	—	30,416
Deferred taxes	47,509	19,379	1,501	(116)	68,273

Total noncurrent liabilities	614,085	367,026	262,976	(683,492)	560,595

Shareholders’ Equity:
Common stock	59	13	320	(72)	320
Additional paid-in capital	188,424	242,818	415,453	(431,242)	415,453
Accumulated other comprehensive income (loss)	(51,665)	(521)	(52,186)	52,186	(52,186)
Retained earnings (accumulated deficit)	14,066	(56,623)	20,913	42,557	20,913

Total shareholders’ equity	150,884	185,687	384,500	(336,571)	384,500

Total liabilities and shareholders’ equity	$890,987	$603,369	$1,022,245	$(1,184,048)	$1,332,553

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended June 30, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$208,879	$34,450	$—	$—	$243,329
Related parties	39,927	—	—	—	39,927

	248,806	34,450	—	—	283,256

Cost of goods sold	220,967	21,649	—	(4,708)	237,908

Gross profit	27,839	12,801	—	4,708	45,348
Selling, general and administrative expenses	8,046	—	—	—	8,046

Operating income	19,793	12,801	—	4,708	37,302
Interest expense – third party	(6,236)	(281)	—	—	(6,517)
Interest income (expense) – affiliates	6,584	(6,584)	—	—	—
Interest income	252	23	—	—	275
Net gain on forward contracts	24,496	—	—	—	24,496
Other income (expense), net	(890)	418	—	—	(472)

Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	43,999	6,377	—	4,708	55,084
Income tax (expense) benefit	(19,028)	1,484	—	(1,695)	(19,239)

Income before equity in earnings (loss) of subsidiaries	24,970	7,861	—	3,013	35,845
Equity in earnings (loss) of subsidiaries and joint ventures	8,390	50	40,744	(44,285)	4,899

Net income (loss)	$33,361	$7,911	$40,744	$(41,272)	$40,744

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended June 30, 2004
(as restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$203,947	$21,483	$—	$—	$225,430
Related parties	38,303	—	—	—	38,303

	242,250	21,483	—	—	263,733
Cost of goods sold	199,447	100,372	—	(82,765)	217,054

Reimbursement from owner	—	(82,805)	—	82,805	—

Gross profit (loss)	42,803	3,916	—	(40)	46,679
Selling, general and administrative expenses	3,991	—	—	—	3,991

Operating income (loss)	38,812	3,916	—	(40)	42,688
Interest expense – third party	(8,578)	(2,896)	—	—	(11,474)
Interest expense – related party	(51)	—	—	—	(51)
Interest income	195	22	—	27	244
Net loss on forward contracts	(1,177)	—	—	—	(1,177)
Other income (expense), net	(61)	59	—	11	9

Income (loss) before taxes, minority interest and cumulative effect of change in accounting principle	29,140	1,101	—	(2)	30,239
Income tax (expense) benefit	(10,747)	(1,444)	—	1,171	(11,020)

Income (loss) before equity in earnings (loss) of subsidiaries	18,393	(343)	—	1,169	19,219
Equity in earnings (loss) of subsidiaries	(1,910)	—	19,219	(17,309)	—

Net income (loss)	$16,483	$(343)	$19,219	$(16,140)	$19,219

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months ended June 30, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$422,589	$68,165	$—	$—	$490,754
Related parties	77,898	—	—	—	77,898

	500,487	68,165	—	—	568,652

Cost of goods sold	428,346	48,099	—	(4,708)	471,737

Gross profit	72,141	20,066	—	4,708	96,915
Selling, general and administrative expenses	16,842	—	—	—	16,842

Operating income	55,299	20,066	—	4,708	80,073
Interest expense – third party	(12,654)	(547)	—	—	(13,201)
Interest income (expense) – affiliates	11,333	(11,333)	—	—	—
Interest income	419	74	—	—	493
Net gain on forward contracts	1,001	—	—	—	1,001
Other income (expense), net	(887)	822	—	—	(65)

Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	54,511	9,082	—	4,708	68,301
Income tax expense	(21,788)	(2,591)	—	(1,695)	(26,074)

Income (loss) before equity in earnings (loss) of subsidiaries	32,723	6,491	—	3,013	42,227
Equity in earnings (loss) of subsidiaries and joint ventures	4,850	5,397	52,474	(52,474)	10,247

Net income (loss)	$37,573	$11,888	$52,474	$(49,461)	$52,474

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six months Ended June 30, 2004
(as restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$396,293	$21,483	$—	$—	$417,776
Related parties	78,051	—	—	—	78,051

	474,344	21,483	—	—	495,827
Cost of goods sold	390,106	183,556	—	(162,867)	410,795

Reimbursement from owners	—	(162,941)	—	162,941	—

Gross profit (loss)	84,238	868	—	(74)	85,032
Selling, general and administrative expenses	9,399	—	—	—	9,399

Operating income (loss)	74,839	868	—	(74)	75,633
Interest expense — third party	(18,921)	(2,928)	—	—	(21,849)
Interest expense — related party	(380)	—	—	—	(380)
Interest income	267	22	—	52	341
Net loss on forward contracts	(13,997)	—	—	—	(13,997)
Other income (expense), net	(682)	57	—	20	(605)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	41,126	(1,981)	—	(2)	39,143
Income tax (expense) benefit	(15,229)	(1,444)	—	2,342	(14,331)
Equity in earnings (loss) of subsidiaries	(3,821)	—	24,812	(20,991)	—

Net income (loss)	$22,076	$(3,425)	$24,812	$(18,651)	$24,812

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005

	Combined	Combined
	Guarantor	Non-guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated
Net cash provided by operating activities	$4,666	$54,058	$—	$58,724

Investing activities:
Nordural expansion	—	(113,654)	—	(113,654)
Purchase of property, plant and equipment, net	(3,572)	(1,584)	(325)	(5,481)
Business acquisitions, net of cash acquired	—	—	(7,000)	(7,000)
Restricted cash deposits	(350)	—	—	(350)
Proceeds from sale of property, plant and equipment	6	53	—	59

Net cash used in investing activities	(3,916)	(115,185)	(7,325)	(126,426)

Financing activities:
Borrowings	—	145,378	—	145,378
Repayment of debt	—	(72,494)	(10,529)	(83,023)
Financing fees	—	(4,617)	—	(4,617)

Intercompany transactions	(935)	11,364	(10,429)	—

Dividends	—	—	(16)	(16)
Issuance of common stock	—	—	986	986

Net cash provided by (used in) financing activities	(935)	79,631	(19,988)	58,708

Net increase (decrease) in cash and cash equivalents	(185)	18,504	(27,313)	(8,994)
Cash and cash equivalents, beginning of period	185	1,759	42,224	44,168

Cash and cash equivalents, end of period	$—	$20,263	$14,911	$35,174

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2004 (as restated)

	Combined	Combined
	Guarantor	Non-Guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated
Net cash provided by (used in) operating activities	$55,058	$(3,447)	$—	$51,611

Investing activities:
Purchase of property, plant and equipment, net	(3,618)	(2,094)	—	(5,712)

Acquisitions, net of cash acquired	—	—	(184,869)	(184,869)

Net cash used in investing activities	(3,618)	(2,094)	(184,869)	(190,581)

Financing activities:
Repayment of debt	—	(6,659)	(14,000)	(20,659)
Dividends	—	—	(3,311)	(3,311)
Intercompany transactions	(51,146)	26,522	24,624	—
Issuance of common stock	—	—	209,905	209,905

Net cash provided by (used in) financing activities	(51,146)	19,864	217,218	185,935

Net increase in cash	293	14,323	32,349	46,965
Cash, beginning of period	104	—	28,100	28,204

Cash, end of period	$397	$14,323	$60,449	$75,169

FORWARD — LOOKING STATEMENTS — CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.
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
     The following discussion reflects Century’s historical results of operations, which do not include results for the Nordural facility until it was acquired in April 2004 and the Company’s equity interest in the earnings of Gramercy Alumina LLC (“GAL”) and St. Ann Bauxite Limited (“SABL”) until the Company acquired a 50% joint venture interest in those companies in October 2004. All periods have been restated to reflect the Company’s change in inventory valuation.
     Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
		(Restated)		(Restated)
Net sales:
Third-party customers	$243,329	$225,430	$490,754	$417,776
Related party customers	39,927	38,303	77,898	78,051

Total	$283,256	$263,733	$568,652	$495,827

Net income	$40,744	$19,219	$52,474	$24,812
Net income applicable to common shareholders	$40,744	$18,950	$52,474	$24,043

Earnings per common share:
Basic	$1.27	$0.64	$1.63	$0.95
Diluted	$1.27	$0.63	$1.63	$0.94
     Net sales: Net sales for the three months ended June 30, 2005 increased $19.5 million or 7%, to $283.3 million. Higher price realizations for primary aluminum in the second quarter 2005, due to improved London Metal Exchange (“LME”) prices and Midwest premiums for primary aluminum, contributed an additional $13.3 million in sales that were partially offset by $4.8 million in reduced direct shipment revenues. Direct shipments were 6.1 million pounds less than the previous year period due to production and inventory differences between quarters. The additional volume provided by Nordural for the three months ended June 30, 2005 contributed $11.0 million to the quarterly net sales increase.
     Net sales for the six months ended June 30, 2005 increased $72.8 million or 15%, to $568.7 million. Higher price realizations for primary aluminum in the current period, due to improved London Metal Exchange (“LME”) prices and Midwest premiums for primary aluminum, contributed an additional $41.0 million in sales that were partially offset by $12.9 million in reduced direct shipment revenues. Direct shipments were 16.0 million pounds less than the previous year period due to fewer days in the first six months of 2005 versus 2004 and production and inventory differences between periods. The additional volume provided by Nordural for the six months ended June 30, 2005 contributed $44.7 million to the quarterly net sales increase.
     Gross profit: Gross profit for the three months ended June 30, 2005 decreased $1.3 million to $45.3 million from $46.7 million, for the same period in 2004. Improved price realizations net of increased alumina costs improved gross profit by $5.8 million and the net increased shipment volume, a result of the Nordural facility acquisition, contributed $4.1 million in additional gross profit. Offsetting these gains were $11.2 million in net cost increases during the current quarter comprised of a decline in raw material quality and increased replacement of pot cells, $4.6 million; higher power costs, $2.9 million; increased net amortization and depreciation charges, $1.7 million and; other spending, $2.0 million.
     Gross profit for the six months ended June 30, 2005 increased $11.9 million to $96.9 million from $85.0 million, for the same period in 2004. Improved price realizations net of increased alumina costs improved gross profit by $23.9 million and the net increased shipment volume, a result of the Nordural facility acquisition, contributed $13.4 million in additional gross profit. Partially offsetting these gains were $25.4 million in net cost increases during the current period comprised of: a decline in raw material quality and increased replacement of pot cells, $10.1 million; higher power costs, $6.1 million; increased net amortization and depreciation charges, $4.3 million and; other spending, $4.9 million.
     Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended June 30, 2005 increased $4.1 million to $8.0 million relative to the same period in 2004. Approximately 61%, or $2.5 million of the increase, was a result of increased compensation and pension expense, with the remaining increase in expense associated with increased audit, other professional fees and other general expenses. In addition, the allowance for bad debts was reduced $0.6 million in the second quarter of 2004, reflecting the settlement of a claim.
     Selling, general and administrative expenses for the six months ended June 30, 2005 increased $7.4 million to $16.8 million relative to the same period in 2004. Approximately 65%, or $4.8 million of the increase, was a result of increased compensation and pension expense, with the remaining increase in expense associated with increased audit, other professional fees and other general expenses. In addition, allowance for bad debts was reduced $0.6 million in six months ended June 30, 2004, reflecting the settlement of a claim.
     Net gain/loss on forward contracts: Net gain on forward contracts for the three months ended June 30, 2005 was $24.5 million as compared to a net loss of $1.2 million for the same period in 2004. For the six months ended June 30, 2005, net gain on forward contracts was $1.0 million as compared to a net loss of $14.0 for the same period in 2004. The gain reported for the three and six months ended June 30, 2005, was primarily a result of mark-to-market gains associated with the Company’s long term financial sales contracts which do not qualify for cash flow hedge accounting. The loss reported for the three and six month period ended June 30, 2004, primarily relates to the early termination of a fixed price forward sales contract with Glencore.
     Tax provision: Income tax expense for the three months and six months ended June 30, 2005 increased $8.2 million and $11.7 million, respectively, from the same periods in 2004. The changes in income tax expense are due to the changes in income before income taxes and changes in the equity in earnings of joint ventures which were partially offset by the discontinuance of accrual for United States taxes on Nordural’s earnings resulting from a decision that such earnings would remain invested outside the United States indefinitely.
     Equity in earnings of joint ventures: Equity in earnings from the Gramercy assets, which were acquired on October 1, 2004, was $4.9 million and $10.2 million for the three and six months ended June 30, 2005, respectively. These earnings represent the Company’s share of profits from third party bauxite and hydrate sales.
     Liquidity and Capital Resources
     The Company’s statements of cash flows for the six months ended June 30, 2005 and 2004 are summarized below:

	Six months ended
	June 30,
	2005	2004
	(dollars in thousands)
Net cash provided by operating activities	$58,724	$51,611
Net cash used in investing activities	(126,426)	(190,581)
Net cash provided by financing activities	58,708	185,935

Net increase (decrease) in cash and cash equivalents	$(8,994)	$46,965

     Net cash from operating activities in the first six months of 2005 increased $7.1 million to $58.7 million from the comparable 2004 period of $51.6 million. The increase in net cash provided by operating activities during the first six months of 2005 was the result of the April 2004 Nordural facility acquisition, and improved market conditions, as discussed above. Due to a banking delay, the Company received a June 30th payment for $24.8 million on July 1, 2005. Absent the error, net cash from operating activities in the first six months of 2005 would have been $83.6 million.
     The Company’s net cash used in investing activities for the six month period ended June 30, 2005 was $126.4 million, primarily a result of the ongoing expansion of the Nordural facility. The Company’s remaining net cash used for investing activities consisted of capital expenditures to maintain and improve plant operations and a payment of $7.0 million to Southwire in connection with the 2001 acquisition of the Hawesville facility. The Company was required to make post-closing payments of up to $7.0 million if the LME price exceeded specified levels during any of the seven years following closing. The payment was made in April 2005. During the six month period ended June 30, 2004, the Company used cash to acquire the Nordural facility and for capital expenditures to maintain and improve plant operations.
     Net cash provided by financing activities during the first six months of 2005 was $58.7 million as a result of borrowings under Nordural’s new $365.0 million senior term loan facility. Amounts borrowed under the new term loan facility during the period were used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility. During the six months ended June 30, 2005, the Company used cash of $83.0 million to retire the Nordural senior term facility, the senior secured first mortgage notes and debt related to the Landsvirkjun power contract.
Liquidity
     The Company’s principal sources of liquidity are cash flow from operations, available borrowings under the Company’s revolving credit facility and Nordural’s new term loan facility. The Company believes these sources will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. At June 30, 2005, the Company had borrowing availability of $100.0 million under its revolving credit facility, subject to customary covenants, with no outstanding borrowings. As of June 30, 2005, the Company had remaining borrowing availability of $220.0 million under Nordural’s $365.0 million term loan facility.
     The Company’s principal uses of cash are operating costs, payments of principal and interest on the Company’s outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements. During 2004, the Company refinanced its public debt obligations and commenced work on the expansion of the Nordural facility, which the Company believes are transactions that may favorably impact the current and future financial condition and results of operations of the Company.
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
     The Company has commenced work on an expansion of the Nordural facility that will increase its annual production capacity from 90,000 metric tons to 220,000 metric tons. The Company estimates the expansion will cost approximately $473.0 million. The Company plans to finance the current expansion project through cash flow and borrowings under Nordural’s term loan facility, which is non-recourse to Century Aluminum Company.
     The Nordural expansion will require approximately $330.0 million of capital expenditures in 2005. Through June 30, 2005, the Company had outstanding capital commitments related to the Nordural expansion of $199.8 million. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona. Approximately 64% of the expected project costs for the Nordural expansion are denominated in currencies other than the U.S. dollar, primarily the euro and the krona. As of June 30, 2005, the Company had no hedges to mitigate the Company’s foreign currency exposure. The expansion is projected to be substantially completed by mid-2006 with the final 8,000 metric tons of capacity projected to be completed by mid-2007.
     In February 2005, Nordural closed and borrowed under a new $365.0 million senior term loan facility. Amounts borrowed under the new term loan facility were used to refinance debt under Nordural’s existing term loan facility, and will be used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s term loan facility generally bear interest at a margin over the applicable Eurodollar rate.
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
     The Company is exposed to the price of primary aluminum. The Company manages its exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments as well as by purchasing alumina under certain of its supply contracts at prices tied to the same indices as the Company’s aluminum sales contracts (see Item 1, Notes to the Consolidated Financial Statements, Note 9 – Forward Delivery Contracts and Financial Instruments). The Company’s risk management activities do not include trading or speculative transactions.
     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, the Company had forward delivery contracts to sell 93,569 metric tons and 113,126 metric tons of primary aluminum at June 30, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 8,923 metric tons and 6,033 metric tons of primary aluminum at June 30, 2005 and December 31, 2004, respectively, of which none were with Glencore.
     At June 30, 2005 and December 31, 2004, the Company had fixed price financial sales contracts with Glencore for 1,135,550 metric tons and 764,933, respectively, of which 374,750 metric tons and 464,333 metric tons, respectively, were designated as cash flow hedges. These fixed price financial sales contracts are scheduled for settlement at various dates in 2005 through 2015. Certain of these sales contracts, for the period 2006 through 2015, contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. These contracts will be settled monthly, and if the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 760,800 metric tons. The Company had no fixed price financial purchase contracts to purchase aluminum at June 30, 2005 or December 31, 2004.
Fixed Price Financial Sales Contracts at June 30, 2005:

	(Metric Tons)
	2005	2006	2007	2008	2009	Thereafter	Total
Primary aluminum	103,500	167,950	169,900	109,200	105,000	480,000	1,135,550
     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. At June 30, 2005 and December 31, 2004, the Company had fixed price financial purchase contracts for 4.9 million and 4.3 million DTH (one decatherm is equivalent to one million British Thermal Units), respectively. These financial instruments are scheduled for settlement at various dates in 2005 through 2008.
Fixed Price Financial Purchase Contracts at June 30, 2005:

	(Thousands of DTH)
	2005	2006	2007	2008	Total
Natural Gas	1,990	1,680	780	480	4,930
     On a hypothetical basis, a $20 per ton increase or decrease in the market price of primary aluminum is estimated to have an unfavorable or favorable impact of $4.8 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $9.7 million on net income for the contracts designated as derivatives, for the period ended June 30, 2005 as a result of the forward primary aluminum financial sales contracts outstanding at June 30, 2005.
     On a hypothetical basis, a $0.50 per DTH decrease or increase in the market price of natural gas is estimated to have an unfavorable or favorable impact of $1.6 million after tax on accumulated other comprehensive income for the period ended June 30, 2005 as a result of the forward natural gas financial purchase contracts outstanding at June 30, 2005.
     The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.
     This quantification of the Company’s exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company’s inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of the Company’s alumina contracts, except the alumina contract with GAL for the Hawesville facility, are indexed to the LME price for aluminum, they act as a natural hedge for approximately 11% of the Company’s production. As of June 30, 2005, approximately 53% and 44% of the Company’s production for the years 2005 and 2006, respectively, was either hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.
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
     Nordural does not currently have financial instruments to hedge commodity or currency risk. Nordural may hedge such risks in the future, including the purchase of aluminum put options to hedge Nordural’s commodity risk.
Interest Rates
     Interest Rate Risk. The Company’s primary debt obligations are the outstanding senior unsecured notes, convertible notes, the Nordural debt, borrowings under its revolving credit facility, if any, and the IRBs that the Company assumed in connection with the Hawesville acquisition. Because the senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s revolving credit facility, if any, are at variable rates at a margin over LIBOR or the Fleet National Bank base rate, as defined in the revolving credit facility. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At June 30, 2005, Nordural had approximately $153.7 million of long-term debt consisting primarily of obligations under the Nordural loan facility. Borrowings under Nordural’s loan facility bear interest at a margin over the applicable LIBOR rate. At June 30, 2005, Nordural had $147.3 million of liabilities which bear interest at a variable rate.
     At June 30, 2005, the Company had $155.1 million of variable rate borrowings. A hypothetical one percentage point increase or decrease in the interest rate would increase or decrease the Company’s annual interest expense by $1.6 million, assuming no debt reduction. The Company does not currently hedge its interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of its floating rate debt.
     The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
b. Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2005, the Company had no changes in internal control over financial reporting that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 6. Exhibit Index

Exhibit
Number	Description of Exhibit
4.1	Supplemental Indenture No. 1 for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26,2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee

4.2	Supplemental Indenture No. 3 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26,2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee

10.1	Amended and Restated Tolling Agreement, dated as of February 10, 2005, between Nordural ehf and Glencore AG*

10.2	Amendment Agreement to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Craig A. Davis

10.3	Second Amendment Agreement to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Gerald J. Kitchen

10.4	Second Amendment Agreement to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and David W. Beckley

10.5	Second Amendment of the Century Aluminum Company Supplemental Income Retirement Benefit Plan

10.6	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Craig A. Davis

10.7	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Gerald J. Kitchen

10.8	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and David W. Beckley

10.9	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Jack E. Gates

10.10	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Daniel J. Krofcheck

10.11	Summary of base compensation for Named Executive Officers

10.12	Consulting Agreement, effective as of January 1, 2006, by and between Century Aluminum Company and Gerald J. Kitchen

18.1	Independent Registered Public Accounting Firm Letter regarding a Change in Accounting Principle.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

*	Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date: August 9, 2005	By:	/s/ Craig A. Davis

Craig A. Davis
Chairman and Chief Executive Officer

Date: August 9, 2005	By:	/s/ David W. Beckley

David W. Beckley
Executive Vice-President/Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibit
4.1	Supplemental Indenture No. 1 for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26,2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee

4.2	Supplemental Indenture No. 3 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26,2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee

10.1	Amended and Restated Tolling Agreement, dated as of February 10, 2005, between Nordural ehf and Glencore AG*

10.2	Amendment Agreement to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Craig A. Davis

10.3	Second Amendment Agreement to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Gerald J. Kitchen

10.4	Second Amendment Agreement to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and David W. Beckley

10.5	Second Amendment of the Century Aluminum Company Supplemental Income Retirement Benefit Plan

10.6	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Craig A. Davis

10.7	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Gerald J. Kitchen

10.8	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and David W. Beckley

10.9	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Jack E. Gates

10.10	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Daniel J. Krofcheck

10.11	Summary of base compensation for Named Executive Officers

10.12	Consulting Agreement, effective as of January 1, 2006, by and between Century Aluminum Company and Gerald J. Kitchen

18.1	Independent Registered Public Accounting Firm Letter regarding a Change in Accounting Principle.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350

*	Confidential information has been omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.