Form 10-Q
period 2005-09-30
CENTURY ALUMINUM CO
filed 2005-11-09
CIK 949157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005.
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
Registrant’s telephone number, including area code: (831) 642-9300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The registrant had 32,174,654 shares of common stock outstanding at October 28, 2005.

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements.
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004
		(Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$55,847	$44,168
Restricted cash	2,028	1,678
Accounts receivable – net	80,510	79,576
Due from affiliates	17,617	14,371
Inventories	106,208	111,284
Prepaid and other current assets	22,348	10,055
Deferred taxes – current portion	14,294	24,642

Total current assets	298,852	285,774

Property, plant and equipment – net	995,236	806,250
Intangible asset – net	78,316	86,809
Goodwill	94,844	95,610
Other assets	79,734	58,110

Total	$1,546,982	$1,332,553

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable – trade	$60,182	$47,479
Due to affiliates	78,391	84,815
Accrued and other current liabilities	36,870	53,309
Accrued employee benefits costs — current portion	8,458	8,458
Long-term debt – current portion	558	10,582
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815

Total current liabilities	367,274	387,458

Senior unsecured notes payable	250,000	250,000
Nordural debt	196,601	80,711
Accrued pension benefits costs – less current portion	13,421	10,685
Accrued postretirement benefits costs — less current portion	94,066	85,549
Other liabilities	33,290	34,961
Due to affiliates – less current portion	78,735	30,416
Deferred taxes	74,485	68,273

Total noncurrent liabilities	740,598	560,595

Contingencies and Commitments (See Note 8)
Shareholders’ equity:
Common stock (one cent par value, 100,000,000 and 50,000,000 shares authorized at September 30, 2005 and December 31, 2004, respectively; 32,174,654 and 32,038,297 shares outstanding at September 30, 2005 and December 31, 2004, respectively)	322	320
Additional paid-in capital	418,876	415,453
Accumulated other comprehensive loss	(33,388)	(52,186)
Retained earnings	53,300	20,913

Total shareholders’ equity	439,110	384,500

Total	$1,546,982	$1,332,553

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
NET SALES:
Third-party customers	$222,811	$231,502	$713,565	$649,278
Related parties	48,025	42,815	125,923	120,866

	270,836	274,317	839,488	770,144
Cost of goods sold	240,778	230,835	712,515	641,630

Gross profit	30,058	43,482	126,973	128,514

Selling, general and administrative expenses	8,104	7,567	24,946	16,966

Operating income	21,954	35,915	102,027	111,548

Interest expense – third party	(6,213)	(10,552)	(19,413)	(32,308)
Interest expense – related party	—	—	—	(380)
Interest income	596	517	1,088	848
Net loss on forward contracts	(53,481)	(3,149)	(52,480)	(17,146)
Loss on early extinguishment of debt	—	(47,448)	(835)	(47,448)
Other income (expense)	(67)	(110)	703	(798)

Income (loss) before income taxes and equity in earnings of joint ventures	(37,211)	(24,827)	31,090	14,316
Income tax benefit (expense)	14,064	8,854	(12,010)	(5,477)

Income (loss) before equity in earnings of joint ventures	(23,147)	(15,973)	19,080	8,839
Equity in earnings of joint ventures	3,076	—	13,323	—

Net income (loss)	(20,071)	(15,973)	32,403	8,839
Preferred dividends	—	—	—	(769)

Net income (loss) applicable to common shareholders	$(20,071)	$(15,973)	$32,403	$8,070

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.62)	$(0.50)	$1.01	$0.29
Diluted	$(0.62)	$(0.50)	$1.01	$0.29

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,162	31,754	32,120	27,542
Diluted	32,162	31,754	32,163	27,659
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended
	September 30,
	2005	2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,403	$8,839
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net loss on forward contracts	49,934	4,712
Depreciation and amortization	42,306	36,889
Deferred income taxes	12,010	(2,860)
Pension and other post retirement benefits	11,253	7,253
(Gain) loss on disposal of assets	(20)	719
Non-cash loss on early extinguishment of debt	253	9,659
Changes in operating assets and liabilities:
Accounts receivable – net	(934)	(10,342)
Due from affiliates	(3,246)	(1,346)
Inventories	5,076	(4,212)
Prepaids and other current assets	(2,437)	(1,276)
Accounts payable – trade	6,668	7,730
Due to affiliates	2,480	4,606
Accrued and other current liabilities	(17,613)	7,850
Other – net	(10,909)	3,643

Net cash provided by operating activities	127,224	71,864

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(200,641)	(17,482)
Purchase of other property, plant and equipment	(9,629)	(8,832)
Business acquisitions, net of cash acquired	(7,000)	(184,869)
Restricted cash deposits	(350)	—
Proceeds from sale of property, plant and equipment	101	—

Net cash used in investing activities	(217,519)	(211,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	188,937	425,569
Repayment of third party debt	(83,138)	(422,846)
Repayment of related party debt	—	(14,000)
Financing fees	(5,132)	(12,805)
Dividends	(16)	(3,311)
Issuance of common stock	1,323	214,982

Net cash provided by financing activities	101,974	187,589

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,679	48,270

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	44,168	28,204

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,847	$76,474

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)
1. General
     The accompanying unaudited interim consolidated financial statements of Century Aluminum Company (the “Company” or “Century”) should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. Certain reclassifications of 2004 information were made to conform to the 2005 presentation.
2. Acquisitions
  Nordural Acquisition
     The Company acquired Nordural in April 2004 and accounted for the acquisition as a purchase using the accounting standards established in Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations.” In the first quarter of 2005, goodwill decreased $766 from previously reported amounts at year-end as the result of asset allocation adjustments. The Company recognized $94,844 of goodwill in the transaction after the first quarter adjustment. None of the goodwill is expected to be deductible for Icelandic tax purposes. During the second quarter of 2005, the Company determined that certain Nordural earnings would remain invested outside the United States indefinitely.
     The purchase price for Nordural was $195,346, allocated as follows:

Allocation of Purchase Price:
Current assets	$41,322
Property, plant and equipment	276,597
Goodwill	94,844
Current liabilities	(25,848)
Long-term debt	(177,898)
Other non-current liabilities	(13,671)

Total purchase price	$195,346

     The following table represents the unaudited pro forma results of operations for the period ended September 30, 2004 assuming the acquisition occurred on January 1, 2004. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the periods indicated. The pro forma results of operations reflect the retroactive restatement of earnings for a change in accounting principle, see Note 3.

Nine months ended
September 30, 2004

Net sales	$808,519
Net income	15,747
Net income available to common shareholders	14,978
Earnings per share:
Basic	$0.48
Diluted	$0.48

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (continued)
3. Change in Accounting Principle
     During the second quarter of fiscal 2005, the Company changed its method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO). The Company believes that using the FIFO method provides better matching of expenses and revenues and provides more consistent inventory costing on a company-wide basis. Prior to the change, approximately 69% of the Company’s inventory was valued based upon the LIFO method. The change has been applied retroactively and the financial statements have been restated for all prior periods presented. The effect of the change on net income for the three and nine months ended September 30, 2004 was an increase of $76 and $1,800, respectively. The effect of the change on retained earnings for the year ended December 31, 2004 was an increase of $1,683. The effect of the accounting change on income and earnings per share during the three and nine month periods ended September 30, 2004, is as follows:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2004	2004
	(Restated)	(Restated)

Net income (loss) applicable to common shareholders as reported	(16,049)	6,270
Change in inventory costing method	76	1,800

Net income (loss) applicable to common shareholders as restated	(15,973)	8,070

Basic earnings (loss) per share as reported	(0.51)	0.23
Change in inventory costing method	0.01	0.06

Basic earnings (loss) per share as restated	(0.50)	0.29

Diluted earnings (loss) per share as reported	(0.51)	0.23
Change in inventory costing method	0.01	0.06

Diluted earnings (loss) per share as restated	(0.50)	0.29

4. Stock-Based Compensation
     The Company has elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, “Accounting for Stock-Based Compensation.” As such, the Company accounts for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of the Company’s stock on the date of grant. Had compensation cost for the Stock Incentive Plan been determined using the fair value method provided under SFAS No. 123, the Company’s net income and earnings per share would have changed to the pro forma amounts indicated as follows:

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)

		Three months ended		Nine months ended
		September 30,		September 30,
		2005	2004	2005	2004
			(Restated)		(Restated)

Net income (loss) applicable to common shareholders	As Reported	$(20,071)	$(15,973)	$32,403	$8,070

Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		514	360	2,197	1,406
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(678)	(462)	(2,631)	(1,641)

Pro forma net income (loss)		$(20,235)	$(16,075)	$31,969	$7,835

Basic earnings (loss) per share	As reported	$(0.62)	$(0.50)	$1.01	$0.29
	Pro forma	$(0.63)	$(0.51)	$1.00	$0.28
Diluted earnings (loss) per share	As reported	$(0.62)	$(0.50)	$1.01	$0.29
	Pro forma	$(0.63)	$(0.51)	$0.99	$0.28
5. Inventories
     Inventories consist of the following:

	September 30,	December 31,
	2005	2004
		(Restated)
Raw materials	$47,358	$54,186
Work-in-process	12,573	10,215
Finished goods	4,986	8,954
Operating and other supplies	41,291	37,929

	$106,208	$111,284

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
     The intangible asset consists of the power contract acquired in connection with the Company’s acquisition of the Hawesville facility. The contract value is being amortized over its term (10 years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of September 30, 2005, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $77,670. In April 2005, the Company made a $7,000 post-closing payment to the Southwire Company (“Southwire”), a privately held wire and cable manufacturing company, related to the acquisition of the Hawesville facility. This payment satisfied in full the Company’s obligation to pay contingent consideration to Southwire under the acquisition agreement. This post- closing payment obligation was allocated to the acquired fixed assets and intangible asset based on the allocation

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
percentages used in the original acquisition. The gross carrying amount of the intangible asset increased $2,394 as a result of this liability.
     For the nine month periods ended September 30, 2005 and September 30, 2004, amortization expense for the intangible asset totaled $10,887 and $9,245, respectively. For the three month periods ended September 30, 2005 and September 30, 2004, amortization expense for the intangible asset totaled $3,673 and $3,081, respectively.
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
7. Debt
  Secured First Mortgage Notes
     In April 2005, the Company exercised its right to call the remaining $9,945 of 11.75% senior secured first mortgage notes due 2008 that remained outstanding at 105.875% of the principal balance, plus accrued and unpaid interest. The early extinguishment of the notes resulted in a $253 loss reported as other income (expense).
  Revolving Line of Credit
     Effective September 19, 2005, the Company replaced its revolving credit facility that was due to expire in March 2006 with a new $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility will mature September 19, 2010. The Company’s obligations under the Credit Facility are unconditionally guaranteed by its domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to the Company and its subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at the Company’s option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. The Company had no outstanding borrowings under the Credit Facility as of September 30, 2005. As of September 30, 2005, the Company had a borrowing availability of $95,931 under the Credit Facility.
8. Contingencies and Commitments
  Environmental Contingencies
     The Company believes its current environmental liabilities do not have, and are not likely to have, a material adverse effect on the Company’s financial condition, results of operations or liquidity. However, there can be no assurance that future requirements or conditions at currently or formerly owned or operated properties will not result in liabilities which may have a material adverse effect.
     Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) continues to perform remedial measures at its Ravenswood facility pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
under the 3008(h) Order evaluating other areas at the Ravenswood facility that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the RFI, and the Company believes no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA. The Company believes a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.
     Prior to the Company’s purchase of the Hawesville facility, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire is to perform all obligations under the ROD. Century Aluminum of Kentucky LLC (“Century Kentucky”) has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.
     Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of the Company’s affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through September 30, 2005, the Company has expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, the Company expects the future potential payments under this indemnification to comply with the Order will be approximately $200, which may be offset in part by sales of recoverable hydrocarbons.
     On May 5, 2005, a complaint was filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands, against the Company, Vialco and other parties. The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery. Lockheed has tendered indemnity and defense of the case to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. The complaint seeks unspecified monetary damages, costs and attorney fees.
     It is the Company’s policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $738 and $596 at September 30, 2005 and December 31, 2004, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
  Power Commitments
     The Hawesville facility currently purchases all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to the Hawesville facility mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. The Hawesville facility currently purchases all of its power from Kenergy at fixed prices. The Company recently priced 46 megawatts (“MW”) of previously unpriced power for 2006. As a result, approximately 85 MW or 18% of the Hawesville facility’s power requirements are unpriced in 2006. The Hawesville facility’s unpriced power requirements increase to 130 MW or 27% of its power requirements in calendar years 2007 through 2010. The Company is reviewing its options for its unpriced energy requirements.
     The Company purchases all of the electricity requirements for the Ravenswood facility from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that runs through December 31, 2005. Under a new power contract approved by the Public Services Commission of West Virginia, Appalachian Power Company has agreed to supply power to the Ravenswood facility from January 1, 2006 through December 31, 2010; provided that after December 31, 2007, Century Aluminum of West Virginia, Inc. may terminate the agreement by providing 12 months notice of termination. Power delivered under the new power supply agreement will be as set forth in currently published tariffs. Appalachian Power Company filed a rate case on September 26, 2005, seeking increases in its tariff rates. It has advised the Company it expects those rates to become effective July 1, 2006. The Company intends to contest the rate increase.
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
     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a contract due to expire in 2019. The power delivered to the Nordural facility under its current contract is from hydroelectric and geothermal sources, both competitively-priced and renewable sources of power in Iceland, at a rate based on the London Metal Exchange (“LME”) price for primary aluminum. Nordural has entered into a power contract with Hitaveita Sujurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) for the supply of the additional power required for expanding the plant’s production capacity from 90,000 metric tons per year up to 220,000 metric tons per year. In addition, OR has conditionally agreed to supply the power required to further expand the plant’s production capacity to 260,000 metric tons per year by late 2008. Power under these agreements will be generated from geothermal resources and prices will be LME-based. By the terms of a Second Amendment to the Landsvirkjun/Nordural Power Contract, dated as of April 21, 2004, Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should HS or OR be unable to meet the obligations of their contract to provide power for the Nordural expansion.
  Labor Commitments
     Approximately 81% of the Company’s U.S. based work force are represented by the United Steelworker’s of America (the “USWA”) and are working under agreements that expire as follows: March 31, 2006 (Hawesville) and May 31, 2006 (Ravenswood).
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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
     At September 30, 2005 and December 31, 2004, the Company had outstanding capital commitments related to the Nordural expansion of $149,376 and $218,800, respectively. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.
9. Forward Delivery Contracts and Financial Instruments
     As a producer of primary aluminum products, the Company is exposed to fluctuating raw material and primary aluminum prices. The Company routinely enters into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing

Pechiney Metal Agreement (1)	Pechiney	125,192 to 146,964 metric tons per year (“mtpy”)	Through July 31, 2007	Based on U.S. Midwest market

Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	LME-based

Glencore Metal Agreement II (3)	Glencore	20,000 mtpy	Through December 31, 2013	Based on U.S. Midwest market

Southwire Metal Agreement (4)	Southwire	108,862 mtpy (high purity molten aluminum)	Through March 31, 2011	Based on U.S. Midwest market

		27,216 mtpy (standard-grade molten aluminum)	Through December 31, 2008	Based on U.S. Midwest market

(1)	Pechiney has the right, upon 12 months notice, to reduce its purchase obligations by 50% under this contract.

(2)	Referred to as the “New Sales Contract” in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. The Company has not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, the Company does not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(3)	Referred to as the “Glencore Metal Agreement” in the Company’s 2004 Annual Report on Form 10-K. The Company accounts for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.
  Tolling Contracts

Contract	Customer	Volume	Term	Pricing

Billiton Tolling Agreement (1)(2)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based

Glencore Tolling Agreement (3)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1)	Substantially all of Nordural’s existing sales consist of tolling revenues earned under a long-term Alumina Supply, Toll Conversion and Aluminum Metal Supply Agreement (the “Billiton Tolling Agreement”) between

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)

Nordural and a subsidiary of BHP Billiton Ltd (together with its subsidiaries, “BHP Billiton”). Under the Billiton Tolling Agreement, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum.

(2)	In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the per annum production capacity at the Nordural facility effective upon the completion of the expansion.

(3)	Nordural entered into a 10-year LME-based alumina tolling agreement with a subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”) for 90,000 metric tons of the expansion capacity at the Nordural facility. The term of the agreement will begin upon completion of the expansion, which is expected to be in late-2006.
     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, the Company had forward delivery contracts to sell 93,533 metric tons and 113,126 metric tons of primary aluminum at September 30, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 7,522 metric tons and 6,033 metric tons of primary aluminum at September 30, 2005 and December 31, 2004, respectively, of which none were with Glencore.
  Alumina Supply Agreements
     The Company is party to long-term agreements with Glencore that supply a fixed quantity of alumina to the Company’s Ravenswood and Mt. Holly facilities at prices indexed to the price of primary aluminum quoted on the LME. In addition, as part of the Company’s acquisition of a joint venture interest in the Gramercy, Louisiana alumina refinery, the Company entered into a long-term agreement on November 2, 2004 with Gramercy Alumina LLC (“Gramercy Alumina”) that supplies a fixed quantity of alumina to the Company’s Hawesville facility at prices based on the alumina production costs at the Gramercy refinery. Gramercy Alumina, a joint venture company owned 50/50 by Century and Noranda Finance Inc., owns and operates the Gramercy alumina refinery. A summary of these agreements is provided below. The Company is reviewing options for future supplies of alumina. The Company’s Nordural facility toll converts alumina provided by BHP Billiton, and will toll convert alumina provided by Glencore beginning in 2006 upon completion of the current expansion of the Nordural facility.

Facility	Supplier	Term	Pricing

Ravenswood	Glencore	Through December 31, 2006	LME-based

Mt. Holly	Glencore	Through December 31, 2006 (54% of requirement)	LME-based

Mt. Holly	Glencore	Through January 31, 2008 (46% of requirement)	LME-based

Hawesville	Gramercy Alumina	Through December 31, 2010	Cost-based
  Anode Purchase Agreement
     Nordural has a contract for the supply of anodes for its existing capacity which expires in 2013. Pricing for the anode contract is variable and is indexed to the raw material market for petroleum coke products, certain labor rates, and maintenance cost indices.
     On September 30, 2005, Nordural and a subsidiary of Alcan Inc. (“Alcan”) entered into an agreement for the supply of anodes for its planned expansion capacity. The term of the agreement is through December 31, 2015,

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
however after September 30, 2010 either party has the right upon 18 months notice to terminate the agreement. Pricing for the anode contract is variable and is updated and adjusted quarterly. Pricing is determined by reference to prices for petroleum coke products and energy costs, and certain wage and price indices.
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
          Primary Aluminum Fixed Price Financial Sales Contracts as of:

			(Metric Tons)
	September 30, 2005			December 31, 2004
	Cash Flow			Cash Flow
	Hedges	Derivatives	Total	Hedges	Derivatives	Total

2005	51,750	—	51,750	193,083	—	193,083

2006	142,750	25,200	167,950	142,750	25,200	167,950

2007	119,500	50,400	169,900	119,500	50,400	169,900

2008	9,000	100,200	109,200	9,000	75,000	84,000

2009	—	105,000	105,000	—	75,000	75,000

2010-2015	—	480,000	480,000	—	75,000	75,000

Total	323,000	760,800	1,083,800	464,333	300,600	764,933

     The contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 760,800 metric tons. These contracts will be settled monthly. The Company had no fixed price financial contracts to purchase aluminum at September 30, 2005 or December 31, 2004.
     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
          Natural Gas Fixed Price Financial Purchase Contracts as of:

	(Thousands of DTH)
	September 30,	December 31,
	2005	2004

2005	970	2,880

2006	1,680	480

2007	780	480

2008	480	480

Total	3,910	4,320

     Based on the fair value of the Company’s fixed price financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of September 30, 2005, accumulated other comprehensive loss of $14,553 is expected to be reclassified as a reduction to earnings over the next 12 month period.
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
10. Supplemental Cash Flow Information

	Nine months ended
	September 30,
	2005	2004

Cash paid for:
Interest	$27,098	$36,152
Income tax	12,627	198

Cash received for:
Interest	893	843
Income tax refunds	—	135

Non-cash investing activities:
Accrued Nordural expansion costs	6,311	—
11. Asset Retirement Obligations
     The reconciliation of the changes in the asset retirement obligations is as follows:

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)

	For the Nine months
	ended September 30,	For the Year ended
	2005	December 31, 2004
Beginning balance, ARO liability	$17,232	$16,495
Additional ARO liability incurred	1,354	1,383
ARO liabilities settled	(2,515)	(3,379)
Accretion expense	1,045	2,733

Ending balance, ARO liability	$17,116	$17,232

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
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains services in share-based payment transactions. This Statement will require the Company to recognize the grant date fair value of an award of equity-based instruments to employees and the cost will be recognized over the period in which the employees are required to provide service. The Statement is effective for fiscal year 2006 and thereafter. The Company is currently assessing the Statement and does not expect the impact of adopting SFAS No. 123(R) will have a material effect on the Company’s financial position and results of operations.
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
13. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
  Comprehensive Income:

	Nine months ended
	September 30,
	2005	2004
		(Restated)
Net income	$32,403	$8,839
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of tax of $93 and $13,806, respectively	(410)	(24,229)
Net amount reclassified to income, net of tax of ($11,062) and ($1,306), respectively	19,208	2,349

Comprehensive income (loss)	$51,201	$(13,041)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
  Composition of Accumulated Other Comprehensive Loss:

	September 30,	December 31,
	2005	2004
Net unrealized loss on financial instruments, net of tax of $17,042 and $28,011	$(30,315)	$(49,113)
Minimum pension liability adjustment, net of tax of $1,728 and $1,728	(3,073)	(3,073)

Total accumulated other comprehensive loss	$(33,388)	$(52,186)

14. Earnings Per Share
     The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	Three months ended September 30,
	2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share

				(Restated)

Net loss	$(20,071)			$(15,973)

Less: Preferred stock dividends	—			—

Basic EPS:

Loss applicable to common shareholders	(20,071)	32,162	$(0.62)	(15,973)	31,754	$(0.50)

Diluted EPS:

Loss applicable to common shareholders with assumed conversions	$(20,071)	32,162	$(0.62)	$(15,973)	31,754	$(0.50)

	Nine months ended September 30,
	2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share

				(Restated)

Net income	$32,403			$8,839

Less: Preferred stock dividends	—			(769)

Basic EPS:

Income applicable to common shareholders	32,403	32,120	$1.01	8,070	27,542	$0.29

Effect of Dilutive Securities:

Plus: Incremental shares	—	43		—	117

Diluted EPS:

Income applicable to common shareholders with assumed conversions	$32,403	32,163	$1.01	$8,070	27,659	$0.29

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
     Options to purchase 299,413 and 313,179 shares of common stock were outstanding during the periods ended September 30, 2005 and 2004, respectively. For the three month periods ending September 30, 2004 and 2005 all options were excluded from the calculation of diluted EPS because the Company has a net loss for those periods. For the nine month periods ending September 30, 2005 and 2004, 31,000 and 10,000 options, respectively, were not included in the calculation of diluted EPS because the option’s exercise price exceeded the average market price of the common stock.
15. Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$980	$846	$2,941	$2,524
Interest cost	1,171	1,066	3,512	3,195
Expected return on plan assets	(1,475)	(1,187)	(4,425)	(3,563)
Amortization of prior service cost	741	210	2,222	631
Amortization of net gain	157	81	471	244

Net periodic benefit cost	$1,574	$1,016	$4,721	$3,031

	Other Postemployment Benefits
	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Service cost	$1,258	$890	$3,774	$3,192
Interest cost	2,219	1,672	6,658	5,663
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(219)	(84)	(658)	(253)
Amortization of net gain	929	299	2,786	1,532

Net periodic benefit cost	$4,187	$2,777	$12,560	$10,134

16. Condensed Consolidating Financial Information
     The Company’s 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of the Company’s material existing and future domestic subsidiaries. These notes are not guaranteed by the Company’s foreign subsidiaries (the “Non-Guarantor Subsidiaries”). During the second quarter of 2005, Century Aluminum of Kentucky, LLC (the “LLC”) became a guarantor subsidiary. In the periods presented prior to the current reporting period, the LLC was classified with the Non-Guarantor Subsidiaries. The Company’s policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries. For the three months ended September 30, 2005 and 2004, the Company allocated total corporate expenses of $53,017 and $48,274 to its subsidiaries, respectively. For the nine months ended September 30, 2005 and 2004, the Company allocated total corporate expenses of $51,030 and $48,330 to its subsidiaries, respectively. Additionally, the Company charges interest on certain intercompany balances.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
     The following summarized condensed consolidating balance sheets as of September 30, 2005 and December 31, 2004, condensed consolidating statements of operations for the three and nine months ended September 30, 2005 and September 30, 2004 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2005 and September 30, 2004 present separate results for Century Aluminum Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.
     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2005

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Assets:

Cash and cash equivalents	$17,514	$5,591	$32,742	$—	$55,847
Restricted cash	2,028	—	—	—	2,028
Accounts receivables – net	69,142	11,368	—	—	80,510
Due from affiliates	212,516	—	674,773	(869,672)	17,617
Inventories	87,608	15,795	—	2,805	106,208
Prepaid and other current assets	13,546	4,066	4,736	—	22,348
Deferred taxes — current portion	11,296	—	2,998	—	14,294

Total current assets	413,650	36,820	715,249	(866,867)	298,852
Investment in subsidiaries	13,823	—	339,104	(352,927)	—
Property, plant and equipment – net	459,260	535,641	335	—	995,236
Intangible asset – net	78,316	—	—	—	78,316
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	33,555	(33,555)	—
Other assets	49,520	11,412	18,802	—	79,734

Total assets	$1,014,569	$678,717	$1,107,045	$(1,253,349)	$1,546,982

Liabilities and shareholders’ equity:

Accounts payable – trade	$32,858	$27,324	$—	$—	$60,182
Due to affiliates	96,747	46,093	156,004	(220,453)	78,391
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	8,894	3,159	24,817	—	36,870
Long-term debt — current portion	—	558	—	—	558
Accrued employee benefits costs – current portion	8,458	—	—	—	8,458
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	154,772	77,134	355,821	(220,453)	367,274

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	196,601	—	—	196,601
Accrued pension benefits costs – less current portion	—	—	13,421	—	13,421
Accrued post retirement benefits costs – less current portion	93,172	—	894	—	94,066
Other liabilities/intercompany loan	395,010	286,188	—	(647,908)	33,290
Due to affiliates – less current portion	30,936	—	47,799	—	78,735
Deferred taxes – less current portion	89,272	17,274	—	(32,061)	74,485

Total non-current liabilities	608,390	500,063	312,114	(679,969)	740,598

Shareholders’ equity:
Common stock	60	12	322	(72)	322
Additional paid-in capital	252,734	75,190	418,876	(327,924)	418,876
Accumulated other comprehensive income (loss)	(33,388)	—	(33,388)	33,388	(33,388)
Retained earnings (accumulated deficit)	32,001	26,318	53,300	(58,319)	53,300

Total shareholders’ equity	251,407	101,520	439,110	(352,927)	439,110

Total liabilities and equity	$1,014,569	$678,717	$1,107,045	$(1,253,349)	$1,546,982

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
(Restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	And
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Assets:

Cash and cash equivalents	$185	$1,759	$42,224	$—	$44,168
Restricted cash	1,174	504	—	—	1,678
Accounts receivable — net	71,051	8,449	76	—	79,576
Due from affiliates	168,328	8,474	684,458	(846,889)	14,371
Inventories	73,515	38,688	—	(919)	111,284
Prepaid and other assets	1,514	4,299	4,242	—	10,055
Deferred taxes — current portion	24,018	293	—	331	24,642

Total current assets	339,785	62,466	731,000	(847,477)	285,774
Investment in subsidiaries	66,393	—	270,178	(336,571)	—
Property, plant and equipment — net	464,418	341,692	140	—	806,250
Intangible asset — net	—	86,809	—	—	86,809
Goodwill	—	95,610	—	—	95,610
Other assets	20,391	16,792	20,927	—	58,110

Total assets	$890,987	$603,369	$1,022,245	$(1,184,048)	$1,332,553

Liabilities and shareholders’ equity:

Accounts payable – trade	$12,000	$35,479	$—	$—	$47,479
Due to affiliates	84,151	2,499	162,150	(163,985)	84,815
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	15,545	10,023	27,741	—	53,309
Long term debt — current portion	—	704	9,878	—	10,582
Accrued employee benefits costs - current portion	6,507	1,951	—	—	8,458
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	126,018	50,656	374,769	(163,985)	387,458

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	80,711	—	—	80,711
Accrued pension benefit costs — less current portion	—	—	10,685	—	10,685
Accrued postretirement benefit costs - less current portion	56,947	27,812	790	—	85,549
Other liabilities/intercompany loan	479,213	239,124	—	(683,376)	34,961
Due to affiliates — less current portion	30,416	—	—	—	30,416
Deferred taxes	47,509	19,379	1,501	(116)	68,273

Total noncurrent liabilities	614,085	367,026	262,976	(683,492)	560,595

Shareholders’ equity:
Common stock	59	13	320	(72)	320
Additional paid-in capital	188,424	242,818	415,453	(431,242)	415,453
Accumulated other comprehensive income (loss)	(51,665)	(521)	(52,186)	52,186	(52,186)
Retained earnings (accumulated deficit)	14,066	(56,623)	20,913	42,557	20,913

Total shareholders’ equity	150,884	185,687	384,500	(336,571)	384,500

Total liabilities and shareholders’ equity	$890,987	$603,369	$1,022,245	$(1,184,048)	$1,332,553

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended September 30, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$189,456	$33,355	$—	$—	$222,811
Related parties	48,025	—	—	—	48,025

	237,481	33,355	—	—	270,836

Cost of goods sold	217,924	23,345	—	(491)	240,778

Gross profit	19,557	10,010	—	491	30,058
Selling, general and administrative expenses	7,904	200	—	—	8,104

Operating income	11,653	9,810	—	491	21,954
Interest expense – third party	(6,158)	(55)	—	—	(6,213)
Interest income (expense) – affiliates	6,283	(6,283)	—	—	—
Interest income	446	150	—	—	596
Net loss on forward contracts	(53,481)	—	—	—	(53,481)
Other income (expense), net	86	(153)	—	—	(67)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(41,171)	3,469	—	491	(37,211
Income tax (expense) benefit	14,366	(125)	—	(177)	14,064

Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(26,805)	3,344	—	314	(23,147)
Equity in earnings (loss) of subsidiaries and joint ventures	1,316	1,760	(20,071)	20,071	3,076

Net income (loss)	$(25,489)	$5,104	$(20,071)	$20,385	$(20,071)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2004
(Restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers.	$200,407	$31,095	$—	$—	$231,502
Related parties	42,815	—	—	—	42,815

	243,222	31,095	—	—	274,317
Cost of goods sold	206,271	111,624	—	(87,060)	230,835

Reimbursement from owner	—	(87,101)	—	87,101	—

Gross profit (loss)	36,951	6,572	—	(41)	43,482
Selling, general and administrative expenses	7,567	—	—	—	7,567

Operating income (loss)	29,384	6,572	—	(41)	35,915
Interest expense – third party	(6,142)	(4,410)	—	—	(10,552)
Interest income	370	118	—	29	517
Net loss on forward contracts	(3,149)	—	—	—	(3,149)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense), net	2	(125)	—	13	(110)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	(26,983)	2,155	—	1	(24,827)
Income tax (expense) benefit	9,488	(1,806)	—	1,172	8,854

Income (loss) before equity in earnings (loss) of subsidiaries	(17,495)	349	—	1,173	(15,973)
Equity in earnings (loss) of subsidiaries	(1,912)	—	(15,973)	17,885	—

Net income (loss)	$(19,407)	$349	$(15,973)	$19,058	$(15,973)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$612,045	$101,520	$—	$—	$713,565
Related parties	125,923	—	—	—	125,923

	737,968	101,520	—	—	839,488

Cost of goods sold	646,270	71,444	—	(5,199)	712,515

Gross profit	91,698	30,076	—	5,199	126,973
Selling, general and administrative expenses	24,746	200	—	—	24,946

Operating income	66,952	29,876	—	5,199	102,027
Interest expense – third party	(18,811)	(602)	—	—	(19,413)
Interest income (expense) – affiliates	17,616	(17,616)	—	—	—
Interest income	864	224	—	—	1,088
Net loss on forward contracts	(52,480)	—	—	—	(52,480)
Loss on early extinguishment of debt	(835)	—	—	—	(835)
Other income (expense), net	34	669	—	—	703

Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	13,340	12,551	—	5,199	31,090
Income tax expense	(7,422)	(2,716)	—	(1,872)	(12,010)

Income before equity in earnings (loss) of subsidiaries	5,918	9,835	—	3,327	19,080
Equity in earnings (loss) of subsidiaries and joint ventures	6,166	7,157	32,403	(32,403)	13,323

Net income (loss)	$12,084	$16,992	$32,403	$(29,076)	$32,403

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2004
(Restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Net sales:
Third-party customers	$596,700	$52,578	$—	$—	$649,278
Related parties	120,866	—	—	—	120,866

	717,566	52,578	—	—	770,144
Cost of goods sold	596,377	295,180	—	(249,927)	641,630

Reimbursement from owners	—	(250,042)	—	250,042	—

Gross profit (loss)	121,189	7,440	—	(115)	128,514
Selling, general and administrative expenses	16,966	—	—	—	16,966

Operating income (loss)	104,223	7,440	—	(115)	111,548
Interest expense — third party	(25,053)	(7,255)	—	—	(32,308)
Interest expense – related party	(380)	—	—	—	(380)
Interest income	627	140	—	81	848
Net loss on forward contracts	(17,146)	—	—	—	(17,146)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense), net	(679)	(152)	—	33	(798)

Income (loss) before income taxes and equity in earnings (loss) of subsidiaries	14,144	173	—	(1)	14,316
Income tax (expense) benefit	(5,740)	(3,250)	—	3,513	(5,477)
Equity in earnings (loss) of subsidiaries	(5,733)	—	8,839	(3,106)	—

Net income (loss)	$2,671	$(3,077)	$8,839	$406	$8,839

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2005

	Combined	Combined
	Guarantor	Non-guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated

Net cash provided by operating activities	$45,562	$81,662	$—	$127,224

Investing activities:
Nordural expansion	—	(200,641)	—	(200,641)
Purchase of property, plant and equipment, net	(7,689)	(1,604)	(336)	(9,629)
Business acquisitions, net of cash acquired	—	—	(7,000)	(7,000)
Restricted cash deposits	(350)	—	—	(350)
Proceeds from sale of property, plant and equipment	48	53	—	101

Net cash used in investing activities	(7,991)	(202,192)	(7,336)	(217,519)

Financing activities:
Borrowings	—	188,937	—	188,937
Repayment of debt	—	(73,193)	(9,945)	(83,138)
Financing fees	—	(4,617)	(515)	(5,132)
Intercompany transactions	(20,242)	13,235	7,007	—
Dividends	—	—	(16)	(16)
Issuance of common stock	—	—	1,323	1,323

Net cash provided by (used in) financing activities	(20,242)	124,362	(2,146)	101,974

Net increase (decrease) in cash and cash equivalents	17,329	3,832	(9,482)	11,679
Cash and cash equivalents, beginning of period	185	1,759	42,224	44,168

Cash and cash equivalents, end of period	$17,514	$5,591	$32,742	$55,847

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2004
(Restated)

	Combined	Combined
	Guarantor	Non-Guarantor	The	Reclassifications
	Subsidiaries	Subsidiaries	Company	and Eliminations	Consolidated

Net cash provided by (used in) operating activities	$(16,952)	$88,816	$—	$—	$71,864

Investing activities
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

17. Subsequent Event
     On November 9, 2005, the Company announced that Logan W. Kruger will succeed Craig Davis as President and Chief Executive Officer. Craig Davis will continue to serve as Chairman of the Board of Directors.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements. The Company has based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Financial Statements and Supplementary Data,” and:
•	The Company’s high level of indebtedness reduces cash available for other purposes, such as the payment of dividends, and limits the Company’s ability to incur additional debt and pursue its growth strategy;

•	The cyclical nature of the aluminum industry causes variability in the Company’s earnings and cash flows;

•	The loss of a customer to whom the Company delivers molten aluminum would increase the Company’s production costs;

•	Glencore International AG owns a large percentage of the Company’s common stock and has the ability to influence matters requiring shareholder approval;

•	The Company could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to its facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•	Due to volatile prices for alumina and electricity, the principal cost components of primary aluminum production, the Company’s production costs could be materially impacted if the Company experiences changes to or disruptions in its current alumina or power supply arrangements, or if production costs at the Company’s alumina refining operations increase significantly or if the Company is unable to obtain affordable power for those portions of its power requirements that are currently unpriced;

•	By expanding the Company’s geographic presence and diversifying its operations through the acquisition of bauxite mining, alumina refining and additional aluminum reduction assets, the Company is exposed to new risks and uncertainties that could adversely affect the overall profitability of its business;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect the Company’s margins;

•	Most of the Company’s employees are unionized and any labor dispute or failure to successfully renegotiate an existing labor agreement could materially impair the Company’s ability to conduct its production operations at its unionized facilities;

•	The Company is subject to a variety of environmental laws that could result in unanticipated costs or liabilities;

•	The Company may not realize the expected benefits of its growth strategy if it is unable to successfully integrate the businesses it acquires; and

•	The Company cannot guarantee that the Company’s subsidiary Nordural will be able to complete its expansion in the time forecast or without significant cost overruns or that the Company will be able to realize the expected benefits of the expansion.
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
     The following discussion reflects Century’s historical results of operations, which do not include results for the Nordural facility until it was acquired in April 2004 and the Company’s equity interest in the earnings of Gramercy Alumina LLC (“GAL”) and St. Ann Bauxite Limited (“SABL”) until the Company acquired a 50% joint venture interest in those companies in October 2004. All periods have been restated to reflect the Company’s change in inventory valuation during the second quarter of 2005.
     Century’s financial highlights include:

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
		(Restated)		(Restated)
Net sales:
Third-party customers	$222,811	$231,502	$713,565	$649,278
Related party customers	48,025	42,815	125,923	120,866

Total	$270,836	$274,317	$839,488	$770,144

Net income (loss)	$(20,071)	$(15,973)	$32,403	$8,839
Net income (loss) applicable to common shareholders	$(20,071)	$(15,973)	$32,403	$8,070

Earnings per common share:
Basic	$(0.62)	$(0.50)	$1.01	$0.29
Diluted	$(0.62)	$(0.50)	$1.01	$0.29
     Net sales: Net sales for the three months ended September 30, 2005 decreased $3.5 million to $270.8 million. Reduced shipment volumes of 6.9 million pounds in the current period, which were primarily due to a reduced pot count at the Hawesville facility resulted in a loss of $6.0 million in net sales compared to the previous year period. Improved price realizations for primary aluminum in the third quarter 2005, $2.5 million, due to higher London Metal Exchange (“LME”) prices which were partially offset by lower Midwest premiums for primary aluminum sales in the current period, partially offset the loss in net sales caused by lower shipment volumes.
     Net sales for the nine months ended September 30, 2005 increased $69.3 million or 9%, to $839.5 million. Higher price realizations for primary aluminum in the current period, due to improved LME prices for primary aluminum, contributed an additional $39.4 million in sales that were partially offset by $19.0 million in reduced direct shipment revenues. Direct shipments were 23.4 million pounds less than the previous year period due to reduced pot count at the Hawesville facility and fewer days in the first nine months of 2005 versus 2004. The additional volume provided by Nordural for the nine months ended September 30, 2005 contributed $48.9 million to the September 2005 year to date net sales increase.
     Gross profit: Gross profit for the three months ended September 30, 2005 decreased $13.4 million to $30.1 million from $43.5 million for the same period in 2004. Reduced shipment volumes during the third quarter 2005 compared to the third quarter 2004 negatively impacted gross profit by $1.7 million which was partially offset by improved price realizations net of increased alumina costs by $0.7 million. Higher net operating costs of $12.4 million during the current quarter were comprised of higher raw material costs and increased replacement of pot cells, $4.3 million; higher power and natural gas costs, $3.6 million; increased net amortization and depreciation charges, $1.1 million; and other spending of $3.4 million.
     Gross profit for the nine months ended September 30, 2005 decreased $1.5 million to $127.0 million from $128.5 million, for the same period in 2004. Improved price realizations net of increased alumina costs improved gross profit by $39.0 million and the net increased shipment volume, a result of the Nordural facility acquisition, contributed $11.5 million in additional gross profit. Offsetting these gains were $52.0 million in net cost increases during the current period comprised of: higher raw material costs and increased replacement of pot cells, $15.1 million; higher power and natural gas costs, $11.2 million; increased cost of Gramercy alumina, $10.8 million; increased net amortization and depreciation charges, $5.3 million; increased pension and other post-employment benefit accruals, $3.0 million and other increased spending, $6.6 million.
     Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended September 30, 2005 increased $0.5 million to $8.1 million relative to the same period in 2004. Selling, general and administrative expenses for the nine months ended September 30, 2005 increased $8.0 million to $24.9 million relative to the same period in 2004. Approximately 64%, or $5.1 million of the increase, was a result of increased compensation and pension expense, with the remaining increase in expense associated with increased audit, other professional fees and other general expenses. In addition, allowance for bad debts was reduced $0.6 million in the nine months ended September 30, 2004, reflecting the settlement of a claim.
     Net gain/loss on forward contracts: Net loss on forward contracts for the three months ended September 30, 2005 was $53.5 million as compared to a net loss of $3.1 million for the same period in 2004. For the nine months ended September 30, 2005, net loss on forward contracts was $52.5 million as compared to a net loss of $17.1 million for the same period in 2004. The loss reported for the three and nine months ended September 30, 2005, was primarily a result of mark-to-market losses associated with the Company’s long term financial sales contracts with Glencore which do not qualify for cash flow hedge accounting. The loss reported for the three and nine month periods ended September 30, 2004, primarily relates to the early termination of a fixed price forward sales contract with Glencore.
     Tax provision: Income tax benefit for the three month period ended September 30, 2005 increased $5.2 million from the same period in 2004. Income tax expense for the nine month period ended September 30, 2005 increased $6.5 million from the same period in 2004 due to the changes in income (loss) before income taxes and changes in the equity in earnings of joint ventures which were partially offset by the discontinuance of accrual for United States taxes on Nordural’s earnings resulting from a decision made in 2005 that such earnings would remain invested outside the United States indefinitely.
     Equity in earnings of joint ventures: Equity in earnings from the Gramercy assets, which were acquired on October 1, 2004, was $3.1 million and $13.3 million for the three and nine months ended September 30, 2005, respectively. These earnings represent the Company’s share of profits from third party bauxite, hydrate and chemical grade alumina sales.
     Liquidity and Capital Resources
     The Company’s statements of cash flows for the nine months ended September 30, 2005 and 2004 are summarized below:

	Nine months ended
	September 30,
	2005	2004
	(dollars in thousands)

Net cash provided by operating activities	$127,224	$71,864
Net cash used in investing activities	(217,519)	(211,183)
Net cash provided by financing activities	101,974	187,589

Net increase in cash and cash equivalents	$11,679	$48,270

     Net cash from operating activities in the first nine months of 2005 increased $55.3 million to $127.2 million from the comparable 2004 period. The increase in net cash provided by operating activities during the first nine months of 2005 was the result of the April 2004 Nordural facility acquisition, and improved market conditions as discussed above.
     The Company’s net cash used in investing activities for the nine month period ended September 30, 2005 was $217.5 million, primarily a result of the ongoing expansion of the Nordural facility. The Company’s remaining net cash used for investing activities consisted of capital expenditures to maintain and improve plant operations and a payment of $7.0 million to Southwire in connection with the 2001 acquisition of the Hawesville facility. The Company was required to make post-closing payments of up to $7.0 million if the LME price exceeded specified levels during any of the seven years following closing. The payment was made in April 2005. During the nine month period ended September 30, 2004, the Company used cash to acquire the Nordural facility, commence the Nordural expansion project and for capital expenditures to maintain and improve plant operations.
     Net cash provided by financing activities during the first nine months of 2005 was $102.0 million as a result of borrowings under Nordural’s $365.0 million senior term loan facility. Amounts borrowed under the term loan facility during the period were used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility. During the nine months ended September 30, 2005, the Company used cash of $83.0 million to retire the Nordural’s senior term loan facility, the senior secured first mortgage notes and debt related to the Landsvirkjun power contract.
  Liquidity
     The Company’s principal sources of liquidity are cash flow from operations, available borrowings under the Company’s revolving credit facility and Nordural’s term loan facility. The Company believes these sources will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. At September 30, 2005, the Company had borrowing availability of $95.9 million under its revolving credit facility, subject to customary covenants, with no outstanding borrowings. As of September 30, 2005, the Company had remaining borrowing availability of $177.0 million under Nordural’s $365.0 million term loan facility.
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
  Capital Resources
     The Company anticipates capital expenditures of approximately $15.0 to $20.0 million in 2005, exclusive of the Nordural expansion. The revolving credit facility limits, under certain circumstances, the Company’s ability to make capital expenditures at its U.S. reduction facilities; however, the Company does not expect that the limitations will interfere with its ability to maintain its properties and business and comply with environmental requirements.

     The Company has commenced work on an expansion of the Nordural facility that will increase its annual production capacity from 90,000 metric tons to 220,000 metric tons. The construction of the expansion capacity to 220,000 metric tons per year (“mtpy”) is projected to be substantially completed by mid to late-2006. Start-up of the final 8,000 mtpy of capacity will depend on the timing of the availability of power. The Company estimates the expansion will cost approximately $474.0 million. The Company plans to finance the current expansion project through cash flow and borrowings under Nordural’s term loan facility, which is non-recourse to Century Aluminum Company.
     The Nordural expansion will require approximately $260.0 to $280.0 million of capital expenditures in 2005. Through September 30, 2005, the Company had outstanding capital commitments related to the Nordural expansion of $149.4 million. The Company’s cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona. Approximately 64% of the expected project costs for the Nordural expansion are denominated in currencies other than the U.S. dollar, primarily the euro and the krona. As of September 30, 2005, the Company had no hedges to mitigate the Company’s foreign currency exposure.
     In February 2005, Nordural closed and borrowed under a new $365.0 million senior term loan facility. Amounts borrowed under the term loan facility were used to refinance debt under Nordural’s existing term loan facility, and are being used to finance a portion of the costs associated with the ongoing expansion of the Nordural facility and for Nordural’s general corporate purposes. Amounts borrowed under Nordural’s term loan facility generally bear interest at a margin over the applicable Eurodollar rate.
     The Company has agreements with Hitaveita Sujurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) to purchase the power required for the expansion of the production capacity of the Nordural facility from 90,000 mtpy to 220,000 mtpy. OR has also agreed to deliver additional power annually, which will allow a further expansion to 260,000 metric tons by late 2008. The power agreement and the construction of additional production capacity are each subject to the satisfaction of certain conditions. The Company is considering various options for financing the additional capacity.
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
     Apart from the Pechiney Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, the Company had forward delivery contracts to sell 93,533 metric tons and 113,126 metric tons of primary aluminum at September 30, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, the Company had fixed price commitments to sell 7,522 metric tons and 6,033 metric tons of primary aluminum at September 30, 2005 and December 31, 2004, respectively, of which none were with Glencore.

          Primary Aluminum Fixed Price Financial Sales Contracts as of:

	(Metric Tons)
	September 30, 2005			December 31, 2004
	Cash Flow			Cash Flow
	Hedges	Derivatives	Total	Hedges	Derivatives	Total

2005	51,750	—	51,750	193,083	—	193,083
2006	142,750	25,200	167,950	142,750	25,200	167,950
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	75,000	84,000
2009	—	105,000	105,000	—	75,000	75,000
2010-2015	—	480,000	480,000	—	75,000	75,000

Total	323,000	760,800	1,083,800	464,333	300,600	764,933

     The contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 760,800 metric tons. These contracts will be settled monthly. The Company had no fixed price financial purchase contracts to purchase aluminum at September 30, 2005 or December 31, 2004.
     Additionally, to mitigate the volatility of the natural gas markets, the Company enters into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
          Natural Gas Fixed Price Financial Purchase Contracts as of:

	(Thousands of DTH)
	September 30, 2005	December 31, 2004

2005	970	2,880
2006	1,680	480
2007	780	480
2008	480	480

Total	3,910	4,320

     On a hypothetical basis, a $20 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $4.1 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $9.7 million on net income for the contracts designated as derivatives, for the period ended September 30, 2005 as a result of the forward primary aluminum financial sales contracts outstanding at September 30, 2005.
     On a hypothetical basis, a $0.50 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.3 million after tax on accumulated other comprehensive income for the period ended September 30, 2005 as a result of the forward natural gas financial purchase contracts outstanding at September 30, 2005. Based on the fair value of the Company’s fixed price financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of September 30, 2005, accumulated other comprehensive loss of $14.6 million is expected to be reclassified as a reduction to earnings over the next 12 month period.

     The Company’s metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.
     This quantification of the Company’s exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration the Company’s inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of the Company’s alumina contracts, except the alumina contract with GAL for the Hawesville facility, are indexed to the LME price for aluminum, they act as a natural hedge for approximately 12% of the Company’s production. As of September 30, 2005, approximately 55% and 43% (excluding 25,200 metric tons of potential additional volume under the Company’s derivative sales contracts) of the Company’s production for the years 2005 and 2006, respectively, was either hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.
     Nordural. Presently, substantially all of Nordural’s revenues are derived from a Toll Conversion Agreement with a subsidiary of BHP Billiton Ltd. whereby Nordural converts alumina provided to it by BHP Billiton into primary aluminum for a fee based on the LME price for primary aluminum. Because of this agreement, Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum.
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
Interest Rates
     Interest Rate Risk. The Company’s primary debt obligations are the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, the Nordural debt, including $188.0 million of borrowings under its revolving credit facility, and the $7.8 million in industrial revenue bonds (“IRBs”) that the Company assumed in connection with the Hawesville acquisition. Because the senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates do not subject the Company to changes in future interest expense with respect to these borrowings. Borrowings under the Company’s revolving credit facility, if any, are at variable rates at a margin over LIBOR or the bank base rate, as defined in the revolving credit facility. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At September 30, 2005, Nordural had approximately $197.2 million of long-term debt consisting primarily of obligations under the Nordural loan facility. Borrowings under Nordural’s loan facility bear interest at a margin over the applicable Eurodollar rate. At September 30, 2005, Nordural had $189.9 million of liabilities which bear interest at a variable rate.
     At September 30, 2005, the Company had $197.7 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase the Company’s annual interest expense by $2.0 million, assuming no debt reduction. The Company does not currently hedge its interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of its floating rate debt.
     The Company’s primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective.
b. Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2005, the Company had changes in the following processes of internal control over financial reporting:
•	Nordural ehf converted information systems to SAP from Concord.
Apart from these items, there have not been any changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Stockholders
The Annual Meeting of Company’s stockholders was held August 10, 2005. The following are the results of stockholder voting on proposals that were presented and adopted:
1. The election of the following directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2008:

	For	Withheld

Craig A. Davis	24,073,690	7,163,061
Robert E. Fishman	29,168,197	2,068,554
Jack E. Thompson	29,166,697	2,070,054
2. To amend the Company’s Restated Certificate of Incorporation, as amended to increase the number of authorized shares of the Company’s common stock, par value $.01 per share from 50,000,000 to 100,000,000.

For	27,972,119
Against	3,255,751
Withheld	8,881
Broker non-votes	—
3. To amend and restate the Company’s 1996 Stock Incentive Plan.

For	23,407,053
Against	3,217,896
Withheld	500,888
Broker non-votes	4,110,914

4. To amend and restate the Company’s Non-employee Directors’ Stock Option Plan.

For	23,365,638
Against	3,260,730
Withheld	499,469
Broker non-votes	4,110,914
5. To ratify the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

For	30,476,896
Against	755,317
Withheld	4,538
Broker non-votes	—
Item 6. Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.1	Loan and Security Agreement, dated as of September 19, 2005, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA, Ltd., as borrowers, the lenders and Bank of America, N.A. as agent for the lenders and Bank of America Securities LLC, as lead arranger.				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 9, 2005	By:	/s/ Craig A. Davis

Craig A. Davis
Chairman and Chief Executive Officer

Date:	November 9, 2005	By:	/s/ David W. Beckley

David W. Beckley
Executive Vice-President/Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit						Filed
Number		Description of Exhibit	Form	File No.	Filing Date	Herewith
10.1		Loan and Security Agreement, dated as of September 19, 2005, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA, Ltd., as borrowers, the lenders and Bank of America, N.A. as agent for the lenders and Bank of America Securities LLC, as lead arranger*.				X

31.1		Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2		Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1		Section 1350 Certifications.				X

	*	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.