Form 10-K
period 2005-12-31
CENTURY ALUMINUM CO
filed 2006-03-16
CIK 949157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Title of each class

Common Stock, $0.01 par value per share
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated file and large accelerated filer” in Rule 12b-2 of the Act).
     Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      Based upon the NASDAQ closing price on June 30, 2005, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was $458,697,000. As of March 10, 2006, 32,321,891 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference:
      None.

PART I
      Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, “Century Aluminum,” “Century,” “we,” “us,” “our” and “ours” refer to Century Aluminum Company and its consolidated subsidiaries.
FORWARD-LOOKING STATEMENTS
      This Annual Report on Form 10-K contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” “will,” “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” and:

•	Our high level of indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;

•	The loss of a customer to whom we deliver molten aluminum would increase our production costs;

•	Glencore International AG owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;

•	We could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to one or more of our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•	Due to volatile prices for alumina and electricity, the principal cost components of primary aluminum production, our production costs could be materially impacted if we experience changes to or disruptions in our current alumina or power supply arrangements, production costs at our alumina refining operation increase significantly, or if we are unable to obtain economic replacement contracts for our alumina supply or power for those portions of our power requirements that are currently unpriced;

•	By expanding our geographic presence and diversifying our operations through the acquisition of bauxite mining, alumina refining and additional aluminum reduction assets, we are exposed to new risks and uncertainties that could adversely affect the overall profitability of our business;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect our margins;

•	Most of our employees are unionized and any labor dispute or failure to successfully renegotiate an existing labor agreement could materially impair our ability to conduct our production operations at our unionized facilities;

•	We are subject to a variety of existing environmental laws that could result in unanticipated costs or liabilities;

•	We may not realize the expected benefits of our growth strategy if we are unable to successfully integrate the businesses we acquire; and

•	We cannot guarantee that our subsidiary Nordural will be able to complete its expansion in the time forecast or without significant cost overruns or that we will be able to realize the expected benefits of the expansion.
      We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this filing. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The risks described above and elsewhere in this report, including in Item 1A, “Risk Factors” should be considered when reading any forward-looking statements in this filing.
      We have obtained the market data used throughout this Form 10-K from our own research and from surveys or studies conducted by third parties and cited in industry or general publications, including studies prepared by CRU International Inc., an internationally recognized research firm which collects and analyzes data about the aluminum industry. Industry and general publications and surveys generally state that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of such information. We have not independently verified such data and do not make any representation as to its accuracy. Similarly, we believe our internal research is reliable but it has not been verified by any independent sources.

Item 1.	Business
Overview
      Prior to our initial public offering in April 1996, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”). As of March 10, 2006, Glencore, our largest shareholder, owned 28.8% of our outstanding common stock.
      We produce primary aluminum. Our primary aluminum facilities produce value-added and standard-grade primary aluminum products. We are the third largest primary aluminum producer in North America, behind Alcoa Inc. (together with its affiliates, “Alcoa”) and Alcan Inc. (together with its affiliates, “Alcan”). In April 2004, we acquired the Nordural facility, an Icelandic primary aluminum facility which became our first production facility located outside of the United States. We produced approximately 616,000 metric tons of primary aluminum in 2005 with net sales of approximately $1,132 million. Our current primary aluminum annual production capacity is 617,000 metric tons. With the completion of an ongoing expansion projects at Nordural, our rated production capacity will increase to 745,000 metric tons by the fourth quarter of 2006, with the possibility of further expansion to 785,000 metric tons by late 2008. We also own 50% joint venture interests in the Gramercy alumina refinery, located in Gramercy, Louisiana and a related bauxite mining operations in Jamaica. The Gramercy refinery supplies all of the alumina used for the production of primary aluminum at our Hawesville facility.

Current Primary Aluminum Facilities:

				Ownership
Facility	Location	Operational	Capacity	Percent

			(metric tons per year)
Nordural(1)	Grundartangi, Iceland	1998	90,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	244,000	100%
Ravenswood	Ravenswood, West Virginia, USA	1957	170,000	100%
Mt. Holly(2)	Mount Holly, South Carolina, USA	1980	227,000	49.7%

(1)	Nordural’s rated production capacity is scheduled to increase to 220,000 metric tons per year by the fourth quarter of 2006. Further expansion to 260,000 metric tons per year is projected for late 2008.

(2)	Alcoa holds the remaining 50.3% ownership interest. Century’s share of Mt. Holly’s capacity is approximately 113,000 metric tons per year.

Bauxite and Alumina:

				Our Ownership
Facility	Location	Type	Capacity	Percent

Gramercy	Gramercy, Louisiana, USA	Alumina Refinery	1.25 million metric tons per year	50%
St. Ann Limited(1)	St. Ann, Jamaica	Bauxite	4.5 million dry metric tons per year	50%

(1)	St. Ann Bauxite Limited (“SABL”) is entitled to mine 4.5 million dry metric tons (“DMT”) of bauxite on specified lands annually through September 30, 2030. The government of Jamaica is required to provide additional land if the land covered by the mining rights does not contain sufficient levels of commercially exploitable bauxite. SABL is responsible for reclamation of the land that it mines.
      Our strategic objectives are to: (i) expand our primary aluminum business by investing in or acquiring additional capacity that offers favorable returns and lowers our per unit production costs; (ii) diversify our geographic presence; and (iii) pursue opportunities in bauxite mining and alumina refining. The following table shows our primary aluminum shipment volumes since 1999 (the year in which we completed a divesture of our rolling and fabrication businesses).
      To date, our growth activities have included:

•	acquiring an additional 23% interest in the Mt. Holly facility (“Mt. Holly”) in April 2000;

•	acquiring an 80% interest in the Hawesville facility (“Hawesville”) in April 2001;

•	acquiring the remaining 20% interest in Hawesville in April 2003;

•	acquiring the Nordural facility (“Nordural”) in April 2004;

•	acquiring through a joint venture the Gramercy facility (“Gramercy”), our first alumina refining facility, together with related bauxite mining assets in October 2004, and;

•	an expansion of Nordural’s production capacity to 220,000 metric tons of primary aluminum, which is expected to be completed in the fourth quarter of 2006.

Recent Developments
      More information on our recent developments is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Industry Overview
      Primary aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (“LME”). The LME price generally reflects the worldwide balance of primary aluminum supply and demand, but may be influenced significantly from time to time by currency exchange rates and speculative actions. The LME price, however, does not represent the actual price paid for all aluminum products. For example, products delivered to U.S. customers are often sold at a premium to the LME price, typically referred to as the U.S. Midwest Market Price. Over the last 10 years through December 2005, the average monthly Midwest premium has ranged from $46 to $170 per metric ton ($111 per metric ton for December 2005 delivery). Premiums are also charged for adding certain alloys to aluminum for use in specific applications and for casting aluminum into specific shapes, such as extrusion billet or rolling slab.
      The primary aluminum industry is currently experiencing a period of strong prices based on constrained production and increasing demand. Spot aluminum prices, as quoted on the LME, remain well above the five and 10-year averages. The key factors in the current strong pricing environment are: (i) strong global demand for aluminum driven by global economic growth; (ii) strong demand growth in China; (iii) a tightening market for alumina, the major raw material input for aluminum, that has resulted in a rapid escalation of alumina prices; and (iv) increased cost pressures from rising electricity and raw material inputs on high-cost producers in Europe, China, and the United States resulting in idled production capacity and plant closure. During 2005, global demand increased approximately 5.1%. Despite growth in production, LME inventories of aluminum remained historically low. Low inventories together with higher costs for alumina and power, pushed the market price for primary aluminum to record prices in 2005. During 2004, global demand increased by 9.0% to 30.1 million metric tons and LME inventories declined 54% from 1.5 million metric tons to 695,000 metric tons. In 2003, global demand for aluminum increased approximately 7.7% to 27.2 million metric tons, but global aluminum supply increased only approximately 7.1%. The average LME cash price for aluminum was $1,899, $1,716, and $1,432 per metric ton for the years ended December 31, 2005, 2004, and 2003, respectively. Through February 28, 2006, the LME cash price for primary aluminum for 2006 averaged $2,419 per metric ton.

Competition
      The market for primary aluminum is global, and demand for aluminum varies widely from region to region. Aluminum is produced throughout the world. Aluminum competes with materials such as steel, plastic and glass, which may be substituted for aluminum in certain applications.
      Today, the U.S. demand for aluminum is robust and U.S. production capacity has declined substantially over the past few years in the face of rising electrical power costs. As a consequence, much of the U.S. demand must be met by foreign production, and delivery premiums to the U.S. Midwest (reflecting cost of delivery to this market) have risen in 2005. The geographic proximity of our plants to the U.S. Midwest provides us with a competitive advantage over our off-shore competitors by enabling us to capture this premium without incurring the additional delivery costs.
      We also have certain advantages in product quality. Our Hawesville plant produces the high purity aluminum needed by Southwire, one of our largest customers, for the manufacture of electrical transmission lines. Hawesville delivers high purity metal in molten form to Southwire’s adjacent facility, at a cost savings and competitive advantage to both parties. Our Ravenswood plant also delivers molten metal to Alcan’s adjacent rolling mill, providing similar competitive advantages to Ravenswood and Alcan. Our versatile cast house at Mt. Holly produces premium products almost exclusively.
      In addition, Icelandic aluminum producers are exempt from the duty payable by other non-European producers for sales of aluminum into Europe. Icelandic aluminum producers are exempt from this duty. The alumina toll conversion agreements between our Nordural subsidiary and third parties allow Nordural share in the premium those third parties earn on as a result of these duty-free sales into Europe.

Customer Base
      In 2005, we derived a combined total of 84.8% of our consolidated sales from our four largest customers, as shown in the table below. A loss of any of these customers could have a material adverse effect on our results of operations. We currently have long-term primary aluminum sales contracts with all of these customers. More information about these contracts is available at “Key Long-term Primary Aluminum Sales Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2005		2004		2003

	$(000)%		$(000)%		$(000)%

Alcan	356,347	31.5	301,033	28.4	198,448	25.4
Southwire	294,468	26.0	258,320	24.4	199,067	25.4
Glencore	171,027	15.1	163,209	15.4	121,886	15.6
BHP Billiton	137,736	12.2	85,518	8.1	—	—
All other customers	172,784	15.2	252,667	23.7	263,078	33.6

Total	1,132,362	100.0	1,060,747	100.0	782,479	100.0

Financial Information about Segments and Geographic Areas
      We operate in one reportable segment, primary aluminum. More information about the primary aluminum segment and certain geographic information is available in Note 18 to the Consolidated Financial Statements included herein. For a description of certain risks attendant to our foreign operations, see “Risk Factors — Operating in foreign countries exposes us to political, regulatory, currency and other related risks.”

Energy, Key Supplies and Raw Materials
      We consume the following key supplies and raw materials in the primary aluminum reduction process:

• electricity • alumina • labor • aluminum fluoride	• carbon • cathode blocks • liquid pitch • natural gas	• silicon carbide • caustic soda • calcined petroleum coke
      Electrical power, alumina, and labor are the principal components of cost of goods sold. These components together represented over 70 percent of our 2005 cost of goods sold. We have long-term contracts to ensure the future availability of many of these supplies. More information about these long-term supply contracts is available at “Key Long-term Supply Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Pricing
      Our operating results are sensitive to changes in the price of primary aluminum and the raw materials used in our production. As a result, Century attempts to mitigate the effects of fluctuations in primary aluminum and raw material prices through the use of various fixed-price commitments and financial instruments.
      We offer a number of pricing alternatives to our customers which, combined with our metals risk management activities, are designed to lock in a certain level of price stability on our primary aluminum sales. Pricing of Century’s products is generally offered at an indexed or “market” price, in which the customer pays an agreed-upon premium over the LME price or other market indices.

      Substantially all of Nordural’s revenues are derived from a tolling arrangement whereby it converts alumina provided to it by its customers into primary aluminum for a fee based on the LME price for primary aluminum. Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, because it produces primary aluminum under a tolling arrangement, Nordural is not exposed to fluctuations in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its current power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum. By linking its most significant production cost to the LME price for primary aluminum, Nordural is hedged against downswings in the market for primary aluminum; however, this hedge also limits Nordural’s upside as the LME price increases.
Primary Aluminum Facilities

Nordural
      The Nordural facility (“Nordural”) is located in Grundartangi, Iceland and is owned and operated by our subsidiary, Nordural. Nordural is our most modern and lowest cost facility. Operations at Nordural began in 1998 and production capacity was expanded in 2001 and again in 2006. It has an annual rated production capacity of 90,000 metric tons, which will increase by 130,000 metric tons to 220,000 metric tons upon completion of an expansion of the facility, which is expected in the fourth quarter of 2006, with further possible expansion to 260,000 metric tons of annual rated production capacity by late 2008.
      Nordural operates under various long-term agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities. These agreements include: (i) an investment agreement which establishes Nordural’s tax status and the Government’s obligations to grant certain permits; (ii) a reduction plant site agreement by which Nordural leases the property through 2020, subject to renewal at its option; and (iii) a harbor agreement by which Nordural is granted access to the port at Grundartangi. In connection with the expansion of Nordural, Nordural has entered into amendments to the investment agreement and the reduction plant site agreements with the Government of Iceland.
      Expansion Project. We are currently expanding Nordural to increase its annual production capacity to 220,000 metric tons. As currently planned, the expansion will add 130,000 metric tons to Nordural’s annual rated production capacity at an estimated total cost of approximately $475 million. A phased start-up of the expansion capacity began in February 2006 and the expansion is projected to be completed by the fourth quarter of 2006 at an estimated total cost of approximately $475 million. Following completion of the expansion, Nordural will have all the infrastructure and support facilities necessary for further expansion to 260,000 metric tons of annual production capacity.
      On February 10, 2005, Nordural executed agreements and documents related to a $365 million senior term loan facility arranged by Landsbanki Islands hf. and Kaupthing Bank hf. More information about the Nordural term loan facility is available in Note 6 of the Consolidated Financial Statements. Based on current conditions, we expect to fund the remaining costs of the expansion capacity with operating cash flow generated by Nordural operations.
      Tolling Agreements. Nordural has a long-term alumina tolling contract with a subsidiary of BHP Billiton which expires December 31, 2013. Under this contract, which is for virtually all of Nordural’s 90,000 metric tons of existing production capacity and 40,000 metric tons of the expansion capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. Nordural has entered into a 10-year alumina tolling contract with Glencore for 90,000 metric tons of the expansion capacity at Nordural. The fee Nordural will receive under the Glencore contract will also be LME-based. In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum AS for the period 2007 to 2010. Nordural consented to the assignment.
      Power. Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, provides power to Nordural for 90,000 metric tons of capacity under a long-term contract due to expire in 2019. The power delivered by Landsvirkjun is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources. For the expansion, Nordural entered into an agreement with Hitaveita Sudurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) to supply the power required for the additional 130,000 metric tons of capacity. Under this agreement, Nordural will be required to take or pay for a significant percentage of the power to be supplied for a specified period that begins after signing (subject to extension for agreed upon events), even if the Nordural expansion is not completed. The price paid by Nordural for power delivered by HS and OR is also LME-based. Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural if HS and OR are unable to meet the obligations of their contract to provide power for the Nordural expansion. OR has agreed to deliver additional power annually, which will allow a further expansion to 260,000 metric tons by late 2008. The power agreement and the construction of additional production capacity are each subject to the satisfaction of certain conditions. We are considering various options for financing the additional capacity expansion from 220,000 to 260,000 metric tons.
      Employees. In Iceland, our employees at Nordural are represented by six labor unions that operate under a labor contract approved in April 2005 that establishes wages and work rules for covered employees for the period from January 1, 2005 through December 31, 2009.

Hawesville
      Hawesville is owned by our subsidiary, Century Kentucky, Inc. Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970. Hawesville has five reduction potlines with an annual rated production capacity of 244,000 metric tons.
      Hawesville’s original four potlines have an annual production capacity of approximately 195,000 metric tons and are specially configured and operated to produce high purity primary aluminum. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%. High purity primary aluminum is sold at a premium to standard-purity aluminum. The high purity primary aluminum also provides the conductivity required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications. A fifth potline added in 2001 has an annual capacity of approximately 49,000 metric tons of standard-purity aluminum.
      In April 2005, we paid Southwire a $7,000 post-closing payment related to the acquisition of the Hawesville facility. This payment satisfied in full our obligation to pay contingent consideration to Southwire under the acquisition agreement.
      Metal Sales Agreement. Hawesville has a long-term contract with Southwire (the “Southwire Metal Agreement”). The Southwire Metal Agreement’s expires March 31, 2011, subject to automatic renewal for additional five-year terms, unless either party provides 12 months’ notice that it has elected not to renew. The price for the molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies 240 million pounds (approximately 109,000 metric tons) of high-purity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility. Under this contract, Southwire will also purchase 60 million pounds (approximately 27,000 metric tons) of standard-grade molten aluminum each year through March 2010. Southwire has an option to purchase an equal amount of standard-grade molten aluminum in for 2011. More information about this long-term contract is available at “Key Long-term Primary Aluminum Sales Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Alumina. The alumina used by Hawesville is purchased under a supply agreement with Gramercy Alumina LLC (“GAL”). GAL is a joint venture company owned by Century and Falconbridge Limited (as successor by merger to Noranda Inc., “Falconbridge”), which owns and operates the Gramercy alumina refinery. The alumina supply agreement runs through December 31, 2010 and the contract pricing varies based on GAL’s cost of production. More information about this long-term contract is available at “Key Long-term Supply Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Power. Hawesville purchases all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract. Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. Hawesville has unpriced power requirements of 130 MW or 27% of its power requirements from 2007 through 2010. We are working with Big Rivers Electric Corporation and Kenergy Corporation on a proposal that would restructure and extend the existing power supply contract from 2007 through 2023.
      Employees. The bargaining unit employees at Hawesville are represented by the United Steelworkers of America (“USWA”). Century’s collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires March 31, 2006.

Ravenswood
      The Ravenswood facility (“Ravenswood”) is owned and operated by our subsidiary, Century Aluminum of West Virginia, Inc. (“Century of West Virginia”). Built in 1957, Ravenswood operates four potlines with an annual rated production capacity of 170,000 metric tons. The facility is located adjacent to the Ohio River in Ravenswood, West Virginia.
      Metal Sales Agreements. Ravenswood produces molten aluminum that is delivered to Alcan’s adjacent fabricating facility and standard-grade ingot that we sell in the marketplace. We have a contract (the “Alcan Metal Agreement”) with Alcan under which Alcan purchases 23 to 27 million pounds (approximately 10,500 to 12,250 metric tons) per month of molten aluminum produced at Ravenswood through July 31, 2007. The price for primary aluminum delivered under the Alcan Metal Agreement is variable and determined by reference to the U.S. Midwest Market Price. This contract requires us to deliver molten aluminum, which reduces our casting and shipping costs. Alcan has the right, upon 12 months’ notice, to reduce its purchase obligations by 50% under this contract. Ravenswood also sells 10,000 metric tons per year of primary aluminum under a 10-year contract with Glencore (the “Glencore Metal Agreement II”) through December 31, 2013. Under the Glencore Metal Agreement II, Glencore agrees to purchase 20,000 metric tons per year of the primary aluminum produced at Ravenswood and Mt. Holly facilities, at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium.
      Alumina. Glencore supplies the alumina used at Ravenswood under a contract that expires on December 31, 2006. The contract pricing varies based on the LME price for primary aluminum. We are currently assessing our options for future alumina purchases to replace the Glencore contract.
      Power. During 2005, we purchased all of the electricity requirements for Ravenswood from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that ran through December 31, 2005. Under Ravenswood’s new power contract, Appalachian Power Company has agreed to continuously supply power to Ravenswood. After December 31, 2007, we may terminate the agreement by providing 12 months notice of termination. Power delivered under the new power supply agreement is priced as set forth in currently published tariffs. Appalachian Power Company filed a rate case on September 26, 2005, seeking increases in its tariff rates. We have been advised to expect those rates to become effective on July 1, 2006. We intend to contest the rate increase.
      Employees. The bargaining unit employees at Ravenswood are represented by the USWA. The collective bargaining agreement that covers all of the represented hourly employees at Ravenswood expires May 31, 2006.

Mt. Holly
      Mt. Holly, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed aluminum reduction facility in the United States. The facility consists of two potlines with a total annual rated production capacity of 227,000 metric tons and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at a premium to standard-grade primary aluminum. Our 49.7% interest represents approximately 113,000 metric tons of the facility’s production capacity.
      Our interest in Mt. Holly is held through our subsidiary, Berkeley Aluminum, Inc. (“Berkeley”). Under the Mt. Holly ownership structure, we hold an undivided 49.7% interest in the property, plant and equipment comprising the aluminum reduction operations at Mt. Holly and an equivalent share in the general partnership responsible for the operation and maintenance of the facility. Alcoa owns the remaining 50.3% interest in Mt. Holly and an equivalent share of the operating partnership. Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility. Each owner supplies its own alumina for conversion to primary aluminum and is responsible for its proportionate share of operational and maintenance costs.
      Metal Sales Agreements. We have a contract to sell to Glencore 50,000 metric tons of primary aluminum produced at Mt. Holly each year through December 31, 2009 (the “Glencore Metal Agreement I”). The Glencore Metal Agreement I provides for variable pricing determined by reference to the quoted LME price of primary aluminum. Mt. Holly also sells 10,000 metric tons per year of primary aluminum under the Glencore Metal Agreement II. More information on the Glencore Metal Agreement II is available under “Ravenswood” above or under “Key Long-term Primary Aluminum Sales Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
      Alumina. Glencore supplies all of our alumina requirements for Mt. Holly under two contracts which expire December 31, 2006 and January 31, 2008. The contract expiring December 31, 2006 supplies 54% of alumina requirements at Mt. Holly. The price under both contracts is determined by reference to the quoted LME price for primary aluminum. We recently entered into an agreement with Trafigura AG that provides us with sufficient supplies of alumina to cover all of Mt. Holly’s alumina requirements when our agreements with Glencore expire in 2006 and 2008. The price for alumina under our contract with Trafigura will also be variable and based on the LME price for primary aluminum.
      Power. Mt. Holly purchases all of its power requirements from the South Carolina Public Service Authority (“SCPSA”) under a contract that runs through 2015. Power delivered through 2010 will be priced at rates fixed under currently published schedules, subject to adjustments to cover SCPSA’s fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.
      Employees. The employees at Mt. Holly are employed by Alcoa and are not unionized.
Joint Venture Facilities
      On October 1, 2004, Century and Falconbridge through joint venture companies, acquired an alumina refinery in Gramercy, Louisiana and related bauxite mining assets in Jamaica (collectively, the “Gramercy assets”) from Kaiser Aluminum & Chemical Company (“Kaiser”).

Gramercy Alumina LLC
      The alumina refinery in Gramercy, owned by GAL, began operations in 1959 and consists of a production facility, a powerhouse for steam and electricity production, a deep water dock and a barge loading facility. Extensive portions of the Gramercy plant were rebuilt and modernized between 2000 and 2002, including a double digestion system.
      Alumina Operations. The Gramercy plant has an annual rated capacity rate of 1.25 million metric tons of alumina per year. Gramercy’s production consists of approximately 80% smelter grade alumina and 20% alumina hydrate or chemical grade alumina. GAL sells smelter grade alumina to Hawesville based on Gramercy’s production costs under an alumina supply contract due to expire on December 31, 2010. All of the chemical grade alumina production is currently sold under existing short-term and long-term contracts with approximately 20 third party purchasers.
      We expect production at the Gramercy plant to remain at or near capacity for the foreseeable future.
      Supply Agreements. Bauxite is the principal raw material used in the production of alumina, and natural gas is the principal energy source. The Gramercy plant purchases all of its bauxite requirements from SABL under a contract that expires at the end of 2010. The Gramercy plant purchases its natural gas requirements at market prices under short-term agreements with local suppliers.

St. Ann Bauxite Limited
      SABL, which owns the bauxite mining assets, is jointly owned by Century and Falconbridge. The bauxite mining assets are comprised of: (i) a concession from the Government of Jamaica (“GOJ”) to mine bauxite in Jamaica (the “mining rights,”) and (ii) a 49% interest in a Jamaican partnership that owns certain mining assets in Jamaica (the “mining assets.”) The GOJ owns the remaining 51% interest in the partnership. Following the acquisition, SABL and the GOJ established a new partnership to hold the mining assets and to conduct mining and related operations pursuant to the mining rights. The mining assets consist primarily of rail facilities, other mobile equipment, dryers, and loading and dock facilities.
      Bauxite Mining Rights. Under the terms of the mining rights, SABL manages the operations of the new partnership, pays operating costs and is entitled to all of its bauxite production. The GOJ receives: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ’s 51% interest in the mining assets, and (iii) certain fees for lands owned by the GOJ that are covered by the mining rights. SABL also pays to the GOJ customary income taxes and certain other fees pursuant to an agreement with the GOJ that establishes a fiscal regime for SABL. A production levy normally applicable to bauxite mined in Jamaica has been waived for SABL through December 2007. If the levy is subsequently assessed on bauxite produced by SABL, the Establishment Agreement provides that certain payments to the GOJ will be reduced and SABL and GOJ will negotiate amendments to SABL’s fiscal regime in order to mitigate the effects of the levy.
      Under the terms of the mining rights, SABL mines the land covered by the mining rights and the GOJ retains surface rights and ownership of the land. The GOJ granted the mining rights and entered into other agreements with SABL for the purpose of ensuring the Gramercy plant will have sufficient reserves to meet its annual alumina requirements and existing or contemplated future obligations under third party contracts. Under the mining rights, SABL is entitled to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030. The GOJ is required to provide additional land if the land covered by the mining rights does not contain sufficient levels of commercially exploitable bauxite. SABL is responsible for reclamation of the land that it mines. In addition, SABL assumed reclamation obligations related to the prior owner’s operations of approximately $9 million.
      Customers. Most of the bauxite from St. Ann is refined into alumina at the Gramercy refinery and the remainder is sold to a third party alumina refinery in Texas. SABL and GAL have a contract under which SABL will supply the Gramercy plant’s bauxite requirements through December 2010. The price for bauxite under the contract was fixed through December 31, 2005, and an extension of this fixed price through 2008 has been conditionally accepted by the GOJ.
      SABL has various short-term agreements with third parties for the supply of fuel oil, diesel fuel, container leasing and other locally provided services.
Environmental Matters
      We are subject to various environmental laws and regulations. We have spent, and expect to spend, significant amounts for compliance with those laws and regulations. In addition, some of our past manufacturing activities have resulted in environmental consequences which require remedial measures. Under certain environmental laws which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century. However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas. Such future requirements may result in liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity. More information concerning our environmental contingencies can be found in Note 13 to the Consolidated Financial Statements included herein.

Intellectual Property
      We own or have rights to use a number of patents or patent applications relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these patents or patent applications.
Employees
      We employ a work force of approximately 1,750, consisting of 1,460 hourly employees and 290 salaried employees.
Available Information
      Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com. Our website provides access to filings we have made through the SEC’s EDGAR filing system, including our annual, quarterly and current reports filed on Forms  10-K, 10-Q and 8-K, respectively, and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by our directors, executive officers and beneficial owners of more than 10% of our outstanding common stock. These filings are also available on the SEC website at www.sec.gov. In addition, we will make available free of charge copies of our Form 10-Ks, Form 10-Qs, and Form 8-Ks upon request. Requests for these documents can be made by contacting our Investor Relations Department by mail at: 2511 Garden Road, Suite A200, Monterey, CA 93940, or phone at: (831) 642-9300. Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

Item 1A.	Risk Factors
      The following describes certain of the risks and uncertainties we face that could cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements. These risk factors should be considered together with the other risks and uncertainties described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein.

The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.
      Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity affected by global demand and supply conditions. Historically, global demand and prices for primary aluminum have fluctuated in part due to economic and market conditions in the United States and other major global economies, as well as currency fluctuations. The relative pricing of other materials, such as steel, plastic and glass, which are used as alternatives for aluminum in some applications, also affects demand for aluminum. Certain aluminum end-use markets, including the automotive sector and the building and construction sector, are also cyclical. When downturns occur in these sectors, demand for primary aluminum decreases, resulting in lower prices for our products. Over the past 10 years, the average annual cash price for primary aluminum on the LME was $1,522 per metric ton and has ranged from a low of $1,182 per metric tons in 1999 to a high of $2,668 per metric ton in February 2006. The average LME cash price for aluminum was $1,899, $1,716, and $1,432 per metric ton for the years ended December 31, 2005, 2004, and 2003, respectively. Primary aluminum prices could decline below current levels, reducing our earnings and cash flows. A prolonged downturn in prices for primary aluminum could significantly reduce the amount of cash available to meet our current obligations and fund our long-term business strategies and may force the curtailment of all or a portion of our operations at one or more of our smelters.
      Conversely, if prices increase, certain of our hedging transactions, including our forward sales of primary aluminum and our LME-based alumina contracts, may limit our ability to take advantage of the increased prices. More information about Century’s market risks is available in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

We reduce our casting and shipping costs by selling molten aluminum to the major customers of our Ravenswood and Hawesville facilities; the loss of one of these major customers would increase our production costs at those facilities.
      A combined total of 57% of our consolidated net sales for 2005 were derived from sales to Alcan and Southwire Company. Alcan’s facility is located adjacent to Ravenswood and Southwire’s facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to these customers, thereby eliminating our casting and shipping costs and our customers’ remelting costs. Century has contracts with Alcan and Southwire which are due to expire at the end of July 2007 and at the end of 2011, respectively. Alcan has the right to reduce its purchases under its contract by 50%, upon 12 months’ notice, and Southwire has the right to reduce purchases under its contract by 20% beginning in 2010. We may be unable to extend or replace these contracts when they terminate. If we are unable to renew these contracts when they expire, or if either customer significantly reduces its purchases under those contracts, we will incur higher casting and shipping costs.

A material change in our relationship with Glencore could affect how we purchase raw materials, sell our products and hedge our exposure to metal price risk.
      We benefit from our relationship with Glencore, our largest shareholder. We have entered into various long-term contracts with Glencore to sell up to 11.3% of our current annual primary aluminum production and to purchase up to 46.0% of our annual alumina requirements under contracts expiring at various dates from the end of 2006 through 2013. In addition, our subsidiary Nordural has entered into an alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum AS for the period 2007 to 2010. Nordural consented to the assignment. We also enter into forward sales and hedging contracts with Glencore that help us manage our exposure to fluctuating aluminum prices. Because Glencore is a major customer, supplier and metal hedge counterparty, a material change in our relationship with Glencore, could affect how we purchase raw materials, sell our products and hedge our exposure to metal price risk, which could impact our operating costs.

Losses caused by disruptions in the supply of power would reduce the profitability of our operations.
      We use large amounts of electricity to produce primary aluminum, and any loss of power which causes an equipment shutdown can result in the hardening or “freezing” of molten aluminum in the pots where it is produced. We may incur losses due to a temporary or prolonged interruption of the supply of electrical power to our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses. Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events. Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand. Certain losses which are not covered by insurance may trigger a default under our revolving credit facility.

Changes or disruptions to our current alumina supply arrangements could increase our raw material costs.
      We depend on a limited number of suppliers for alumina, the principal raw material used to produce primary aluminum. Supply of alumina has been constrained over the past three years, and the construction of new production facilities requires substantial lead time. Disruptions to our supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier’s alumina refinery. These disruptions may require Century to purchase alumina on less favorable terms than under our current agreements. Spot alumina prices are currently substantially higher than the prices we pay under our long-term agreements.

Glencore supplies the alumina used at Ravenswood under a contract that expires on December 31, 2006. We are currently assessing our options for future alumina purchases to replace the Glencore contract.
      Century and Falconbridge, through joint venture companies, purchased in 2004 the Gramercy alumina refinery that supplies the alumina used at Hawesville. As part of the acquisition, the joint venture also purchased an interest in a Jamaican partnership that owns bauxite mining assets in St. Ann, Jamaica. Bauxite is the principal raw material used in the production of alumina and all of the bauxite used at the Gramercy alumina refinery is purchased from the Jamaican partnership. If there is a significant disruption of bauxite shipments in the future, the joint venture could incur additional costs if it is required to use bauxite from other sources.

The cost of alumina used at Hawesville may be higher than under our LME-based alumina contracts.
      We acquire alumina used at our Ravenswood and Mt. Holly facilities at prices based on the LME price for primary aluminum. The Gramercy refinery that Century and Falconbridge acquired from Kaiser supplies all of the alumina used at Hawesville at prices based on the Gramercy refinery’s production costs. Those production costs could be materially higher than the price paid under LME-based contracts during periods when aluminum prices are low and raw material costs used in the production of alumina, such as natural gas, are high.

Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.
      Our operating results are sensitive to changes in the price of primary aluminum and the raw materials used in its production, including caustic soda and calcined petroleum coke. Although we attempt to mitigate the effects of such price fluctuations through the use of various fixed-price commitments and financial instruments, these efforts may limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials. In addition, because we have sold forward a certain amount of our production capacity in future years, rising raw material and energy prices would negatively impact our earnings and cash flow, all other things being equal. See “Item 7A — Quantitative and Qualitative Disclosures About Market Risk.”
      Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. While we purchase primarily all of our electricity for our existing U.S. facilities under fixed-price contracts through 2006, a portion of the contracted cost of the electricity supplied to Mt. Holly varies with the supplier’s fuel costs. An increase in these fuel costs would increase the price Mt. Holly pays for electricity. Power costs at Mt. Holly were $12.4 million higher in 2005 than 2004, primarily due to fuel cost adjustments. Also, the fixed price in the contract for Ravenswood may be increased as a result of an ongoing rate case. The fixed price portions of our current power contracts at Hawesville are due to expire at various times from the end of 2006 through 2010. If we are unable to obtain power at economic rates upon the expiration of these contracts or in connection with the rate case, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations.

We are subject to the risk of union disputes.
      The bargaining unit employees at our Ravenswood and Hawesville facilities and at the Gramercy refinery are represented by the United Steel Workers of America. Century’s labor contracts at Hawesville and Ravenswood expire in March and May 2006, respectively. We may be unable to satisfactorily renegotiate those labor contracts. In addition, our recently negotiated contract with Nordural’s employees that expires in 2009 and our contract with employees at the Gramercy plant that expires in 2010 may not prevent a strike or work stoppage at any of these facilities in the future, and any such work stoppage could prevent or significantly impair our ability to conduct production operations at those facilities which could materially adversely affect our financial results.

We are subject to a variety of environmental laws that could result in costs or liabilities.
      We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of Iceland, the European Economic Area and Jamaica. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former manufacturing facilities or for the amelioration of damage to natural resources. For example, we, along with others, including former owners of our former St. Croix facility, has been sued for alleged natural resources damages at the facility. While it is not presently possible to determine the outcome of this matter, our known liabilities with respect to this and other matters relating to compliance and cleanup, based on current information, are not expected to be material and should not materially adversely affect our operating results. However, if more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. Overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Expenditures and Other Contingencies” and Note 13 to our consolidated financial statements for a detailed description of our environmental matters and associated costs and risks.

Acquisitions may present difficulties.
      We have a history of making strategic acquisitions. We expect to make strategic acquisitions in the future. We are subject to numerous risks as a result of our acquisitions, including the following:

•	it may be challenging for us to manage our existing business as we integrate acquired operations;

•	we may not achieve the anticipated reductions in average unit production costs as a result of our acquisitions; and

•	management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming, and difficult to maintain.
      Accordingly, our recent or future acquisitions might not improve our competitive position and business prospects as anticipated.

We may not realize the expected benefits of the planned expansion of Nordural.
      The ongoing expansion of Nordural, which is expected to be completed in the fourth quarter of 2006, will more than double the facility’s existing production capacity. The expected benefits of the expansion may not be realized if Nordural is unable to complete the expansion in the time forecast or experiences significant cost overruns. We may add additional capacity to the current expansion project or in a future expansion of Nordural. In each case, our ability to add the additional capacity depends on our ability to enter into certain key contracts for that capacity.

Operating in foreign countries exposes us to political, regulatory, currency and other related risks.
      Nordural is our first facility located outside of the United States and following completion of the ongoing expansion, it will represent 29.5% of our overall primary aluminum production capacity. The bauxite operations related to the Gramercy plant, which we acquired through a joint venture with Falconbridge, are located in Jamaica. We may in the future consider other investments in foreign countries. International operations may expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. For example, Nordural’s revenues are denominated in U.S. dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.

Our historical financial information may not be comparable to our results for future periods.
      Our historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows. For example, our historical financial data does not reflect the effects of:

•	our acquisition of the remaining 20% interest in Hawesville prior to April 1, 2003;

•	our acquisition of Nordural prior to April 27, 2004; and

•	the equity earnings of the joint venture purchases of the Gramercy assets prior to October 1, 2004.

Our high level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth strategy.
      We are highly leveraged. We have an aggregate of approximately $671.9 million of outstanding indebtedness as of December 31, 2005. In addition, we could borrow additional amounts under our $100 million credit facility and Nordural has access to an additional $143.0 million under its $365.0 million term loan facility. The level of our indebtedness could have important consequences, including:

•	limiting cash flow available for capital expenditures, acquisitions, dividends, working capital and other general corporate purposes because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•	increasing our vulnerability to adverse economic and industry conditions;

•	limiting our flexibility in planning for, or reacting to, competitive and other changes in our business and the industry in which we operate;

•	placing us at a disadvantage compared to our competitors who may have less debt and greater operating and financing flexibility than we do; and

•	limiting our ability to borrow additional funds, which may prevent us from pursuing favorable acquisition opportunities when they arise.
      In addition to our indebtedness, we have liabilities and other obligations which could reduce cash available for other purposes and limit our ability to pursue our growth strategy. We will need a significant amount of cash to service our debt. In addition, we will be required to settle in cash up to the principal amount of our convertible notes (which are convertible by the holder at any time) upon conversion, which could increase our debt service obligations. More information about our liquidity and debt service obligations is available at “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.
      We are also exposed to risks of interest rate increases. Nordural entered into a $365.0 million senior term loan facility and had outstanding borrowings of $230.4 million at December 31, 2005. Nordural’s annual debt service requirements will vary, as amounts outstanding under its new term loan facility will bear interest at a variable rate.

      Our ability to pay interest and to repay or refinance our indebtedness, including Nordural’s senior term loan facility, and our senior notes and convertible notes, and to satisfy other commitments, including funding the Nordural expansion, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors that are beyond our control. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. There can be no assurance that we will be able to accomplish those actions on satisfactory terms, or at all.

Restrictive covenants in our credit facilities and the indenture governing our senior notes limit our ability to incur additional debt and pursue our growth strategy.
      Our revolving credit facility and the indenture governing our senior term notes each contain various covenants that restrict the way we conduct our business and limits our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, which may impair our ability to pursue our growth strategy. See “Liquidity and Capital Resources — Debt Service.” Any failure to comply with those covenants may constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay those amounts upon acceleration and our secured lenders could foreclose on any collateral securing our secured debt.
      Substantially all of Nordural’s assets are pledged as security under its term loan facility, including, but not limited to, all of Nordural’s property, plant and equipment related to the smelter and the harbor area and all of Nordural’s current and future inventory, receivables, insurance policies, bank accounts, and rights under specified contracts relating to the operation of Nordural, including its tolling, anode supply and power contracts having a term longer than two years. In addition, the shares of Nordural have been pledged to the lenders as collateral. If Nordural is unable to comply with these covenants, the lenders would be able to cancel commitments under Nordural’s loan facility, cause all or part of the amounts outstanding under the loan facility to be immediately due and payable and foreclose on any collateral securing the loan facility. The term loan facility also contains restrictions on Nordural’s ability to pay dividends, including a requirement that Nordural make a repayment of principal in an amount equal to 50% of any dividend paid to shareholders. See “Liquidity and Capital Resources.” Based on Nordural’s needs for cash to finance its expansion and operations, we do not currently anticipate that Nordural will distribute any cash in the foreseeable future.

We depend upon dividends from our subsidiaries to meet our debt service obligations.
      We are a holding company and conduct all of our operations through our subsidiaries. Our ability to meet our debt service obligations depends upon the receipt of dividends from our subsidiaries. Nordural’s senior term loan facility places significant limits on Nordural’s ability to pay dividends. Subject to the restrictions contained in our revolving credit facility and the indentures governing our senior and convertible notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on the payment of dividends by those subsidiaries. In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.

The price of our common stock may fluctuate significantly.
      The market price of our common stock has experienced significant volatility from time to time, and this volatility may continue in the future. From January 1, 2005, through February 28, 2006, the intra-day sales price of our common stock on NASDAQ ranged from $17.82 to $39.07 per share. In addition, the securities markets have experienced significant price and volume fluctuations. The market price for our common stock may be affected by a number of factors, including actual or anticipated variations in our quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommenda-

tions by securities analysts, changes in research coverage by securities analysts, the conversion of some or all of our outstanding convertible notes, any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry and sales of substantial numbers of shares by current holders of our common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to our operating performance may cause the market price of our common stock to be volatile.

Provisions in our charter documents and state law may make it difficult for others to obtain control of Century Aluminum, even though some stockholders may consider it to be beneficial.
      Certain provisions of our restated certificate of incorporation and amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, may have the effect of delaying, deferring or preventing a change of control of Century, including transactions in which our stockholders might otherwise have received a substantial premium for their shares over then current market prices. For example, these provisions:

•	give authority to our board of directors to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any stockholder vote;

•	provide, under our charter documents, for a board of directors consisting of three classes, each of which serves for a different three-year term;

•	require stockholders to give advance notice prior to submitting proposals for consideration at stockholders’ meetings or to nominate persons for election as directors; and

•	restrict, under our charter documents, certain business combinations between us and any person who beneficially owns 10% or more of our outstanding voting stock.
      In addition, several of our officers have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of Century. Our 1996 Stock Incentive Plan, as amended, also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change of control, and our Non-Employee Directors’ Stock Option Plan provides for acceleration of an option holder’s ability to exercise stock options upon a change of control.

Item 1B.	Unresolved Staff Comments
      We have no unresolved comments with the Securities and Exchange Commission.

Item 2.	Properties
      We own the property on which our Hawesville and Ravenswood facilities are located. The 220 acres upon which the Nordural facility is situated is leased from the Government of Iceland under a long-term lease that runs through 2020, renewable at our option. In addition, substantially all of Nordural’s assets (including, but not limited to, all of Nordural’s property, plant and equipment related to the smelter and the harbor area) are pledged as security for Nordural’s obligations under its term loan facility. The corporate offices are subject to an operating lease that expires in June 2010.
      We believe all of our facilities are suitable and adequate for our current operations. All of our facilities are operating at or near their productive capacity. Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

Item 3.	Legal Proceedings
      We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes the ultimate disposition will not have a material adverse effect on our financial condition, results of operations, or liquidity. For a description of certain environmental matters involving Century, see Note 13 to the Consolidated Financial Statements included herein.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

Market Information
      Our common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years. Our common stock reached a record intra-day high of $39.07 on February 7, 2006 and closed at $35.47 on March 10, 2006.

	2004				2005

Year Quarter	First	Second	Third	Fourth	First	Second	Third	Fourth

High sales price	$29.70	$29.40	$28.00	$29.10	$34.70	$32.18	$27.60	$26.79
Low sales price	$19.15	$18.64	$21.70	$22.42	$23.69	$20.16	$20.00	$17.82
Closing sales price	$28.23	$24.79	$27.73	$26.26	$30.26	$20.40	$22.48	$26.21

Holders
      As of March 10, 2006, there were 95 holders of record and approximately 14,000 shareholders of our outstanding common stock, which does not include the number of beneficial owners whose common stock was held in street name.

Dividend Information
      We did not declare any dividends in 2005 or 2004 on our common stock. In 2004, we paid $3.3 million in dividend arrearages on our convertible preferred stock to Glencore.
      Our revolving credit facility and the indenture governing our senior notes contain restrictions which limit our ability to pay dividends. Nordural’s term loan facility contains restrictions on Nordural’s ability to pay dividends. More information about the terms of our long-term borrowing agreements is available at Note 6 to the Consolidated Financial Statements included herein.
      We do not anticipate paying cash dividends in the foreseeable future.

Item 6.	Selected Consolidated Financial Data
      The following table presents selected consolidated financial data for the years indicated. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2005 and 2004 and the selected consolidated statement of operations data for each of the years ended December 31, 2005, 2004, and 2003 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2003, 2002 and 2001 and the selected consolidated statement of operations data for each of the years ended December 31, 2002 and 2001 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein. Our selected historical results of operations include:

•	the results of operations from the 80% interest in Hawesville since we acquired it in April 2001;

•	the results of operations from the 20% interest in Hawesville since we acquired it in April 2003;

•	the results of operations from Nordural since we acquired it in April 2004; and

•	our equity in the earnings of our joint venture investments in Gramercy Alumina LLC and St. Ann Bauxite Ltd. since we acquired an interest in those companies in October 2004.
      Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2005 and are may not be indicative of our future financial position or results of operations. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,

		2004	2003	2002	2001
	2005(1)	Restated(2,3)	Restated(3,4)	Restated(3)	Restated(3)

	(In thousands, except per share data)
Net sales revenue	$1,132,362	$1,060,747	$782,479	$711,338	$654,922
Gross profit	161,677	185,287	43,370	20,360	19,129
Operating income	126,904	160,371	22,537	4,577	531
Income (loss) before cumulative effect of change in accounting principle	(116,255)	33,482	3,922	(18,443)	(14,685)
Net income (loss)	(116,255)	33,482	(1,956)	(18,443)	(14,685)
Earnings (loss) per share:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(3.62)	$1.14	$0.09	$(0.99)	$(0.79)
Cumulative effect of change in accounting principle	—	—	(0.28)	—	—

Net income (loss) per share — Basic	$(3.62)	$1.14	$(0.19)	$(0.99)	$(0.79)

Dividends per common share	$0.00	$0.00	$0.00	$0.15	$0.20
Total assets	$1,677,431	$1,332,553	$804,242	$763,751	$774,991
Total debt(5)	671,901	524,108	344,125	329,667	329,261
Long-term debt obligations(6)	488,505	330,711	336,310	321,852	321,446
Other information:
Shipments — Primary aluminum:
Direct shipment pounds (000)	1,153,731	1,179,824	1,126,542	1,049,295	918,443
Toll shipment pounds (000)(7)	203,966	138,239	—	—	—
Average LME per pound	$0.861	$0.778	$0.649	$0.612	$0.655
Average Midwest premium per pound	$0.056	$0.068	$0.037	$0.041	$0.038
Average realized price per pound:
Direct shipments	$0.86	$0.83	$0.69	$0.68	$0.71
Toll shipments	$0.67	$0.62	—	—	—

(1)	Income (loss) before cumulative effect of change in accounting principle and Net income (loss) include an after-tax charge of $198.2 million, or $6.17 per diluted share for mark-to-market losses on forward contracts, which will settle during the period 2006-2015, that do not qualify for cash flow hedge accounting.

(2)	Income (loss) before cumulative effect of change in accounting principle and Net income (loss) include an after-tax charge of $30.4 million, or $1.06 per diluted share for a loss on early extinguishment of debt, see Note 6 in the Consolidated Financial Statements included herein.

(3)	During the second quarter of 2005, we changed our method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO). We retroactively restated the financial information for the periods prior to 2005 to reflect this change in accounting principle.

(4)	We adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. As a result, we recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle.

(5)	Total debt includes all long-term debt obligations and any debt classified as short-term obligations, including, IRBs and the 1.75% Convertible senior notes, excluding preferred stock.

(6)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of long-term debt.

(7)	Nordural began the start-up of its expansion capacity in February 2006. We expect the tolling shipments to increase to 386 million pounds (175,000 metric tons) in 2006 as a result of this increased capacity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion reflects our historical results of operations, which do not include results from:

•	the remaining 20% interest in Hawesville until acquired in April 2003;

•	our ownership of Nordural until acquired in late April 2004, and;

•	our ownership interest in the Gramercy assets until acquired in October 2004.
      Accordingly, the results for fiscal years 2003 and 2004 are not fully comparable to the results of operations for fiscal year 2005. Our historical results are not indicative of our current business. You should read the following discussion in conjunction with our consolidated financial statements included herein.
Overview
      We produce primary aluminum. The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand. The key determinants of our results of operations and cash flow from operations are as follows:

•	Our selling price is based on the LME price of primary aluminum and fixed price sales contracts.

•	Our facilities operate at or near capacity, and fluctuations in volume, other than through acquisitions, generally are small.

•	The principal components of cost of goods sold are alumina, power and labor, which in aggregate were in excess of 70% of the 2005 cost of goods sold. Many of these costs are covered by long-term contracts, as described below.
      Average realized price and cost of goods sold per pound shipped are our key performance indicators. Revenue varies significantly from period to period due to fluctuations in the LME and Midwest price of aluminum. Any adverse changes in the conditions that affect the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows. Revenue is also impacted by our hedging activities. Fluctuations in working capital are influenced by the LME and Midwest price of primary aluminum and by the timing of cash receipts and disbursements from major customers and suppliers.
      Cost of goods sold, excluding alumina and energy costs, is expected to remain relatively stable because our plants operate near capacity and our major cost drivers are covered by long-term contracts. Fluctuations in the cost of alumina are expected as the pricing in these contracts is variable and, except for the Gramercy alumina contract, based on LME prices.

      The long-term success of our U.S. facilities will depend on our ability to operate these facilities at planned capacity and to obtain or renegotiate long-term power, alumina, and labor contracts at economic rates. Our long-term alumina contracts for Ravenswood and a portion of Mt. Holly’s requirements expire at the end of 2006. Given the tightening of supply in the alumina market, we expect our alumina costs to increase.
      Power contracts for our U.S. facilities provide for primarily fixed priced power through 2010, subject to adjustments for fuel costs for Mt. Holly (the power costs at Mt. Holly were $12.4 million higher in 2005 than 2004, primarily due to fuel cost adjustments), and a possible adjustment arising out of a rate case for Ravenswood. Hawesville’s unpriced power increases to 27% (130 MW) in 2007 through 2010. We are currently reviewing our options for the unpriced power. We expect rates for the unpriced power to be significantly higher than the rates paid under our current long-term power contracts. Power contract pricing for Nordural is variable and based on LME prices.
      Labor agreements with the United Steelworkers of America at our Hawesville and Ravenswood facilities expire in 2006.
      Through our ownership of Ravenswood, Hawesville and Nordural, and our ownership interest in Mt. Holly, we have an annual rated production capacity of approximately 617,000 metric tons of primary aluminum. Our annual production capacity should increase to 745,000 metric tons by the fourth quarter of 2006 with possible further increase to 785,000 metric tons by the end of 2008 as a result of expansions at Nordural.
Recent Developments

Alumina Supply Contract with Trafigura
      On March 8, 2006, Century entered into a long-term alumina supply contract with Trafigura for the supply of alumina. Trafigura will supply approximately 125,000 metric tons per year of alumina beginning January 1, 2007, increasing to 220,000 metric tons after January 2008. The contract pricing will be variable, based on the LME price for primary aluminum.

Hawesville Electrical Power Supply Agreements
      On February 21, 2006, Century signed an agreement with Kenergy for the supply of a substantial portion of the remaining unpriced power requirements of Hawesville through 2006, at fixed prices. Approximately 2.5% (or 12 MW) of Hawesville’s power requirements though 2006 will be priced at variable market rates.
      On December 6, 2005, we signed a memorandum of understanding with Big Rivers Electric Corporation and Kenergy Corporation anticipating that the parties would negotiate a contract to replace the current power supply service agreement that provides power to Hawesville. The proposed new agreement, if completed, would restructure and extend the existing power supply contract from 2007 through 2023.

The Nordural Expansion
      The start-up of Nordural’s expansion capacity began in February 2006. We expect to reach full production capacity of 220,000 metric tons annual production by the fourth quarter of 2006. The expansion is expected to cost approximately $475 million.
      In connection with the expansion, we amended several long-term contracts with the Government of Iceland, local municipalities and the Faxafloahafnir sf. We amended the Billiton Tolling Agreement, increasing the volume to 130,000 metric tons per year effective upon completion of the expansion. We have also agreed to an LME-based 10-year alumina tolling contract with Glencore for 90,000 metric tons of the expansion capacity, effective upon the completion of the expansion. Power for the expansion capacity will be purchased under a long-term LME-based agreement with Hitaveita Sudurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”). Following completion of the expansion, Nordural will have all the infrastructure and support facilities necessary for further expansion to 260,000 metric tons of annual production capacity. OR has agreed to deliver power that will allow the further expansion to 260,000 metric tons by late 2008. We are considering various options for financing the additional capacity.

Icelandic Greenfield Joint Action Plan
      On November 8, 2005, we announced that Nordural signed a joint action plan with the Reykjanesbaer Municipality, the Invest in Iceland Agency, which is owned by the Ministry of Industry and Commerce and the Trade Council of Iceland, to further evaluate the possible construction of a new aluminum smelter in the vicinity of Helguvik, approximately 30 miles from the city of Reykjavik. The joint action plan will focus on the development of an industrial site, securing power generation and transmission, satisfying environmental regulations and meeting other regulatory and administrative requirements. The joint action plan is scheduled for completion no later than July 2006.

$100 Million Revolving Credit Facility
      On September 19, 2005, we entered into a new five-year $100.0 million senior secured revolving credit facility with a syndicate of lending institutions. The new credit facility replaced our previous $100.0 million senior secured revolving credit.

New Directors and Officers
      On January 25, 2006, our Board of Directors (the “Board”) elected Jarl Berntzen to serve as a member of the Board effective March 8, 2006.
      On January 9, 2006, we announced that Michael A. Bless would succeed David W. Beckley as Executive Vice President and Chief Financial Officer of the Company upon Mr. Beckley’s retirement on January 23, 2006.
      On December 13, 2005, Logan W. Kruger was appointed President and Chief Executive Officer, succeeding Craig A. Davis who retired effective December 31, 2005. Mr. Davis continues to serve as the Chairman of our Board.
Key Long-Term Contracts

Primary Aluminum Sales Contracts
      We routinely enter into market priced contracts for the sale of primary aluminum. A summary of Century’s long-term primary aluminum sales contracts is provided below.

Contract	Customer	Volume	Term	Pricing

Alcan Metal Agreement(1)	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Variable, based on U.S. Midwest market
Glencore Metal Agreement I(2)	Glencore	50,000 metric tons per year	January 2005 through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II(3)	Glencore	20,000 metric tons per year	January 2004 through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement(4)	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market

		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)	Alcan has the right, upon 12 months notice, to reduce its purchase obligations by 50% under this contract.

(2)	We account for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. We have not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore

Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(3)	We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing

Billiton Tolling Agreement(1)(2)	BHP Billiton	130,000 mtpy	Through December 2013	LME-based

Glencore Tolling Agreement(3)(4)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1)	Substantially all of Nordural’s existing sales consist of tolling revenues earned under a long-term Alumina Supply, Toll Conversion and Aluminum Metal Supply Agreement (the “Billiton Tolling Agreement”) between Nordural and a subsidiary of BHP Billiton Ltd (together with its subsidiaries, “BHP Billiton”). Under the Billiton Tolling Agreement, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum.

(2)	In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the per annum production capacity at Nordural effective upon the completion of the expansion.

(3)	Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. The term of the agreement is expected to begin July 2006.

(4)	In December 2005, Glencore assigned to Hydro 50% of its tolling rights under this agreement for the period 2007 to 2010. Nordural consented to the assignment.

Key Long-Term Supply Agreements

Alumina Supply Agreements
      We are party to long-term supply agreements with Glencore that supply a fixed quantity of alumina to our Ravenswood and Mt. Holly facilities at prices indexed to the price of primary aluminum quoted on the LME. We recently entered into a long-term supply agreement with Trafigura to supply alumina beginning in 2007. We are party to a long-term supply agreement with Gramercy Alumina LLC that supplies a fixed quantity of alumina to Hawesville at prices based on the alumina production costs at the Gramercy refinery. A summary of these agreements is provided below. Nordural toll converts alumina provided by BHP Billiton, and will toll convert alumina provided by Glencore beginning in 2006.

Facility	Supplier	Term	Pricing

Ravenswood	Glencore	Through December 31, 2006	Variable, LME-based

Mt. Holly	Glencore	Through December 31, 2006 (54% of requirement)	Variable, LME-based

Mt. Holly	Glencore	Through January 31, 2008	Variable, LME-based
(46% of requirement)

Hawesville(1)	Gramercy Alumina	Through December 31, 2010	Variable, Cost-based

Undesignated(2)	Trafigura	January 1, 2007 through	Variable, LME-based
December 31, 2013

(1)	The alumina supply agreement with Gramercy Alumina LLC, which was entered into on November 2, 2004, replaced our alumina supply agreement with Kaiser.

(2)	The alumina supply contract with Trafigura will supply Century with 125,000 metric tons in 2007 and 220,000 metric tons beginning in 2008 through 2013.

Electrical Power Supply Agreements
      We use significant amounts of electricity in the aluminum production process. A summary of these power supply agreements is provided below.

Facility	Supplier	Term	Pricing

Ravenswood(1)	Appalachian Power Company	Continuous	Fixed price
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010
Hawesville	Kenergy	Through December 31, 2010	Fixed price through 2006, 27% (or 130 MW) unpriced 2007 though 2010
Nordural(2)	Landsvirkjun	Through 2019	Variable rate based on the LME price for primary aluminum

(1)	On February 18, 2005, Century of West Virginia signed an agreement with Appalachian Power Company for the supply of electricity to Ravenswood beginning January 1, 2006. The agreement is continuous; however after an initial term of two years Century may give 12 months’ notice of cancellation. Power under the new agreement is priced under an Appalachian Power tariff. Appalachian Power Company filed a rate case on September 26, 2005, seeking increases in its tariff rates. It has advised Century it expects those rates to become effective July 1, 2006. We intend to contest the rate increase.

(2)	In connection with the expansion of Nordural, Nordural entered into contracts with Hitaveita Sudurnesja hf. and Orkuveita Reykjavíkur for the supply of the power required for 130,000 metric tons of the expansion capacity. Nordural may purchase additional electrical power under one of those contracts to support the further expansion of the facility. The rate for the power supplied under both contracts is LME-based.

Labor Agreements
      Our labor costs at Ravenswood and Hawesville are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. The six labor unions represented at Nordural operate under a labor contract that establishes wages and work rules for covered employees. The employees at Mt. Holly are employed by Alcoa and are not unionized. A summary of key labor agreements is provided below.

Facility	Organization	Term

Hawesville	USWA	Through March 31, 2006
Ravenswood	USWA	Through May 31, 2006
Mt. Holly	Not unionized	Not Applicable
Nordural(1)	Icelandic labor unions	Through December 31, 2009
Gramercy	USWA	Through September 30, 2010
St. Ann(2)	Jamaican labor unions	Through December 31, 2007

(1)	The Nordural union employees approved the current labor contract in April 2005. The contract’s provisions, including wage increases and increases in pension payments, were retroactive to January 1, 2005.

(2)	St. Ann has two labor unions, the University and Allied Workers Union (the “UAWU”) and a smaller union covering certain salaried employees. St. Ann renegotiated the UAWU labor contracts in 2005 and the labor agreement will expire on April 30, 2007. On February 14, 2006, the salaried employees’ labor union agreed to a labor contract that will expire on December 31, 2007.
Application of Critical Accounting Policies
      Our significant accounting policies are discussed in Note 1 of the consolidated financial statements. The preparation of the financial statements requires that management make subjective estimates, assumptions and judgments in applying these accounting policies. Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events. Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on the presentation of our financial position or results of operations. Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postemployment benefits and forward delivery contracts and financial instruments.

Pension and Other Postemployment Benefit Liabilities
      We sponsor various pension plans and also participate in a union sponsored multi-employer pension plan for the collective bargaining unit employees at Hawesville. The liabilities and annual income or expense of our pension and other postemployment benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and the long-term rate of asset return.
      In developing our expected long-term rate of return assumption for pension fund assets, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. We also considered our historical 10-year compound returns. We anticipate that our pension investments will generate long-term rates of return of 9.0%. Our expected long-term rate of return is based on an assumed asset allocation of 65% equity funds and 35% fixed-income funds.

Discount Rate Selection
      It is our policy to select a discount rate for purposes of measuring obligations under the pension and retiree medical plans by matching cash flows separately for each plan to yields on zero coupon bonds. We use the Citigroup Pension Liability Index for determining these yields.
      The Citigroup Pension Liability Index was specifically developed to meet the criteria set forth in paragraph 186 of FAS 106. The published information at the end of each calendar month includes spot rate yields (zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan’s projected benefit cash flows. The Citigroup Pension Liability Index rate represents the discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan.
      The individual characteristics of each plan, including projected cash flow patterns and payment durations, have been taken into account, since discount rates are determined on a plan-by-plan basis. We will generally select a discount rate rounded to the nearest 0.25%, unless specific circumstances provide for a more appropriate non-rounded rate to be used. We believe the projected cash flows used to determine the Citigroup Pension Liability Index rate provide a good approximation of the timing and amounts of our defined benefits payments under our plans and no adjustment to the Citigroup Pension Liability Index rate has been made.

      Therefore, as of December 31, 2005, Century has selected a discount rate of 5.50% for all of the post retirement and post-employment plans and 5.25% for our worker’s compensation plans.
      Although the duration of the Supplemental Executive Retirement Benefits (“SERB”) Plan is slightly shorter than the Salaried Plan, Century Aluminum will also use a 5.50% discount rate for this plan. Because we do not believe that the difference in duration is significant, and because the obligations of the SERB are very small in comparison to the other plans, we feel that the disclosure of a single rate that was used for the majority of the obligations will enhance the reader’s understanding of the employee benefit footnote, rather than a weighted average rate that may complicate any determinations the reader may have.
      We have modified our approach for selecting a discount rate. For prior valuations, we looked to the yields on high quality corporate bond indices at the measurement date, such as Moody’s Aa, and made any adjustments, as appropriate, based on differences between the index and our plans. We changed our approach because the method now used provides for a more precise method of determining an appropriate discount rate. In accordance with SFAS No. 87, this change is a change in basis of estimation, not a change in method of applying an accounting principle.
      Lowering the expected long-term rate of return by 0.5% (from 9.0% to 8.5%) would have increased our pension expense for the year ended December 31, 2005 by approximately $0.3 million. Lowering the discount rate assumptions by 0.5% would have increased our pension expense for the year ended December 31, 2005 by approximately $0.4 million.
      Century provides postemployment benefit plans that provide health care and life insurance benefits for substantially all retired employees of our U.S. based operations. FAS 106 requires the accrual of the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.
      Measurement of our postretirement benefit obligations requires the use of several assumptions about factors that will affect the amount and timing of future benefit payments. The assumed health care cost trend rates are the most critical assumptions for measurement of the postretirement benefits obligation. Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations.
      Century assumes medical inflation is initially 9%, declining to 5% over six years and thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2006:

	One	One
	Percentage	Percentage
	Point Increase	Point Decrease

	(In thousands)
Effect on total of service and interest cost components	$1,381	$(1,275)
Effect on accumulated postretirement benefit obligation	$32,915	$(26,115)

Forward Delivery Contracts and Financial Instruments
      We routinely enter into market-priced physical and fixed-priced financial contracts for the sale of primary aluminum and the purchase of raw materials in future periods. We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” in accounting for these types of contracts. For those physical delivery contracts which management believes are probable of future delivery, such contracts are classified as normal purchases and normal sales and are not accounted for as derivatives.
      The aluminum-based financial and physical delivery contracts that are derivatives, as provided for in current accounting standards, are marked-to-market using the LME spot and forward market for primary aluminum. Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium. Fluctuations in the LME price of primary aluminum have a significant impact on gains and losses included in our financial statements from period to period. Unrealized gains and losses are either included in Other comprehensive income (loss) (for cash flow hedges) or Net gain (loss) on forward contracts (for derivative instruments), depending on criteria as provided for in the accounting standards.
      The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas. Fluctuations in the NYMEX price of natural gas can have a significant impact on gains and losses included in our financial statements from period to period. We have designated these forward contracts as cash flow hedges for forecasted natural gas transactions in accordance with the provisions of SFAS No. 133 (as amended). We assess the effectiveness of these cash flow hedges quarterly. The effective portion of the gains and losses are recorded in other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.
      The principal contracts affected by these standards and the resulting effects on the financial statements are described in Note 14 to the consolidated financial statements included herein.
Results of Operations
      The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations. The following table includes the results from our additional 20% interest in Hawesville since its acquisition in April 2003, the results from our purchase of Nordural since its acquisition in April 2004 and the results from our interest in the Gramercy assets since its acquisition in October 2004.

	Percentage of Net Sales

	2005	2004	2003

		Restated	Restated
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(85.7)	(82.5)	(94.5)

Gross profit	14.3	17.5	5.5
Selling, general and administrative expenses	(3.1)	(2.4)	(2.6)

Operating income	11.2	15.1	2.9
Interest expense	(2.3)	(3.8)	(5.5)
Interest income	0.1	0.1	—
Loss on early extinguishment of debt	(0.1)	(4.5)	—
Other expense	—	(0.1)	(0.1)
Net gain (loss) on forward contracts	(27.2)	(2.0)	3.3

Income (loss) before income taxes, minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	(18.3)	4.8	0.6
Income tax benefit (expense)	7.1	(1.7)	(0.1)

Income (loss) before minority interest, equity in earnings of joint venture and cumulative effect of accounting change	(11.2)	3.1	0.5
Minority interest	—	—	0.1
Equity in earnings of joint venture	0.9	0.1	—

Income (loss) before cumulative effect of change in accounting principle	(10.3)	3.2	0.6
Cumulative effect of change in accounting principle	—	—	(0.8)

Net income (loss)	(10.3)%	3.2%	(0.2)%

      The following table sets forth, for the periods indicated, the pounds and the average sales price per pound shipped:

	Primary Aluminum

	Direct			Toll

	Metric Tons	Pounds (000)	$/Pound	Metric Tons	Pounds (000)	$/Pound

2005
Fourth Quarter	132,712	292,581	$0.88	23,302	51,372	$0.69
Third Quarter	129,555	285,619	0.83	23,435	51,665	0.64
Second Quarter	130,974	288,748	0.86	23,025	50,761	0.67
First Quarter	130,083	286,783	0.88	22,756	50,168	0.67

Total	523,324	1,153,731	$0.86	92,518	203,966	$0.67

2004
Fourth Quarter	133,940	295,287	$0.87	23,324	51,421	$0.64
Third Quarter	132,893	292,978	0.83	23,232	51,218	0.61
Second Quarter(2)	133,726	294,816	0.82	16,148	35,600	0.60
First Quarter	134,601	296,743	0.78	—	—	—

Total	535,160	1,179,824	$0.83	62,704	138,239	$0.62

2003
First Quarter	116,592	257,040	$0.70	—	—	$—
Second Quarter(1)	131,552	290,023	0.68	—	—	—
Third Quarter	132,706	292,567	0.69	—	—	—
Fourth Quarter	130,141	286,912	0.72	—	—	—

Total	510,991	1,126,542	$0.69	—	—	$—

(1)	The table includes the results from our additional 20% interest in Hawesville since its acquisition in April 2003.

(2)	The table includes the results from our purchase of Nordural since its acquisition in April 2004.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
      Net sales: Net sales for the year ended December 31, 2005 increased $71.6 million or 7% to $1,132 million. Higher price realizations for primary aluminum in 2005, due to an improved LME price and Midwest premium for primary aluminum, contributed an additional $41.7 million in sales. This amount was partially offset by a $21.5 million decrease in direct shipment revenues. Direct shipments were 26.1 million pounds less than the previous year due to reduced pot count at Hawesville and fewer days in 2005 versus 2004. The additional revenue provided by Nordural tolling activities for the year ended December 31, 2005 contributed $51.4 million to the 2005 net sales increase.
      Gross profit: For the year ended December 31, 2005, gross profit decreased $23.6 million to $161.7 million. Improved price realizations net of increased alumina costs improved gross profit by $42.6 million. Increased shipment volume, the result of the Nordural acquisition, contributed $11.6 million in additional gross profit. Offsetting these gains were $77.8 million in net cost increases comprised of: higher raw material costs and replacement of pot cells, $22.9 million; increased cost of Gramercy alumina, $19.5 million; higher power and natural gas costs, $17.6 million; increased net amortization and depreciation charges, $6.2 million; increased pension and other post-employment benefit accruals, $3.3 million and other increased spending, $8.3 million.
      Selling, general and administrative expenses: Selling, general and administrative expenses for the year ended December 31, 2005 increased $9.9 million to $34.8 million relative to the same period in 2004.

Approximately 63%, or $6.2 million of the increase, was a result of increased compensation and pension expense, with the remaining increase associated with increased professional fees and other general expenses. In addition, allowance for bad debts was reduced $0.6 million in 2004, reflecting the settlement of a claim.
      Interest expense, net: Interest expense for the year ended December 31, 2005 declined $14.9 million to $24.3 million. The reduction in interest expense was a direct result of our refinancing activities during the year 2004.
      Net gain/loss on forward contracts: For the year ended December 31, 2005, net loss on forward contracts was $309.7 million as compared to a net loss on forward contracts of $21.5 million for the same period in 2004. The loss reported for the year ended December 31, 2005 was primarily a result of mark-to-market losses associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting. The losses reported for the year ended December 31, 2004 primarily relate to the early termination of a fixed price forward sales contract with Glencore.
      Loss on early extinguishment of debt: For the year ended December 31, 2005, we recorded a loss of $0.8 million with the redemption of the remaining $9.9 million of outstanding 11.75% senior secured first mortgage notes. For the year ended December 31, 2004, we recorded a loss of $47.4 million for the cost of tendering the first mortgage notes.
      Tax provision: We recorded an income tax benefit for the year ended December 31, 2005 of $80.7 million, a change of $98.9 million from the recorded tax expense of $18.2 million for the year ended December 31, 2004. The change in the tax provision is due to changes in the income (loss) before income taxes and the discontinuance of accrual for United States taxes on Nordural’s earnings, resulting from a decision made in 2005 that such earnings would remain invested outside the United States indefinitely. These items were partially offset by changes in equity in earnings of joint ventures.
      Equity in earnings of joint venture: Equity in earnings from the Gramercy and SABL investments, which were acquired on October 1, 2004, was $10.7 million for the year ended December 31, 2005. These earnings represent our share of profits from third-party bauxite, hydrate and chemical grade alumina sales.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net sales. Net sales for the year ended December 31, 2004 increased $278.3 million or 36% to $1,060.7 million. Higher price realizations for primary aluminum in 2004, due to an improved LME price and Midwest premium for primary aluminum, contributed an additional $155.4 million in sales. Shipment volume increased 191.5 million pounds, primarily associated with the Nordural acquisition beginning in late April 2004 and the acquisition of the additional 20% interest in Hawesville beginning in April 2003. Tolling revenues from the Nordural acquisition contributed an additional $85.4 million in net sales. The remaining $37.5 million increase was associated with increased direct shipment volumes.
      Gross profit. For the year ended December 31, 2004, gross profit improved $141.9 million to $185.3 million. Improved price realizations net of increased alumina costs improved gross profit by $120.9 million with increased shipment volume, primarily a result of Nordural acquisition in April 2004 and the acquisition of the additional 20% interest in Hawesville beginning in April 2003, contributing $36.8 million in additional gross profit. Offsetting these gains were increased power costs due to lower efficiencies and price, $7.7 million; raw material quality issues, $4.6 million; and costs associated with the replacement of pot cells and its effect on operational performance, $3.5 million.
      Selling, general and administrative expenses. Selling, general and administrative expenses for the year ended December 31, 2004 increased $4.1 million from the same period in 2003. The increase was primarily a result of incentive compensation expense accruals and increased fees associated with Sarbanes Oxley Section 404 compliance work during the year.
      Interest expense, net: Interest expense during the year ended December 31, 2004 declined $4.3 million to $39.2 million. The change in interest expense was a direct result of our refinancing activities in 2004.

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
      Loss on early extinguishment of debt. For the year ended December 31, 2004, we recorded a loss on early extinguishment of debt of $47.4 million for the one-time cost of tendering the first mortgage notes.
      Tax provision. Income tax expense for the year ended December 31, 2004 increased $17.1 million due to the changes in income before income taxes discussed above.
      Equity in earnings of joint venture: Equity in earnings from the Gramercy assets, which were acquired on October 1, 2004, was $0.8 million in the current period.
Liquidity and Capital Resources
      Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility and Nordural’s term loan facility. We believe these sources of cash will be sufficient to meet our near-term working capital needs. We have not determined the sources of funding for our long-term debt repayment requirements; however, it is likely that these sources would include cash flow from operations, available borrowing under our revolving credit facility and to the extent necessary and/or economically attractive, future financial market activities. Our principal uses of cash are operating costs, payments of interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.
      As of December 31, 2005, we had $671.9 million of indebtedness outstanding, including $175.0 million of principal under our 1.75% convertible senior notes, $250.0 million of principal under our 7.5% senior notes, $222.0 million of indebtedness outstanding under the term loan outstanding at Nordural, $8.1 million of borrowings under our revolving credit facility, $7.8 million of principal under our industrial revenue bonds, and $9.0 million indebtedness outstanding for various site loans at Nordural. More information concerning the various debt instruments and our borrowing arrangements is available in Note 6 to the Consolidated Financial Statements included herein.

Adjusted Working Capital
Adjusted Working Capital Calculation as of December 31,

	2005	2004

		Restated
	(Dollars in thousands)
Current assets	$294,493	$285,774
Current liabilities	(467,045)	(387,458)

Working capital	(172,552)	(101,684)

Adjustments(1):
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815

Adjusted working capital	$10,263	$81,131

(1)	The convertible senior notes mature in 2024. The industrial revenue bonds mature in 2028. Due to certain features of these debt instruments, they are classified as current liabilities. For example, the convertible senior notes are classified as current because they may be converted by the holder at any time.
      Our adjusted working capital decreased during 2005 because our Due to Affiliates liability increased, primarily as a result of the mark-to-market of derivative contracts with Glencore that settle in 2006. We expect working capital to increase as the Nordural expansion comes on line in 2006. With the exception of

Nordural and mark-to-market adjustments on our derivative contracts, we do not anticipate significant changes in working capital.

Capital Resources
      Capital expenditures for 2005 were $298.1 million, $280.1 million of which was related to the expansion project at Nordural, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. We anticipate capital expenditures of approximately $15.0 to $20.0 million in 2006, exclusive of the Nordural expansion. The Nordural expansion will require approximately $134.0 million of capital expenditures in 2006. Through December 31, 2005, we had outstanding capital commitments related to the Nordural expansion of $89.9 million. Our cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona. As of December 31, 2005, we had no hedges to mitigate our foreign currency exposure.

Historical
      Our Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	2005	2004	2003

	(Dollars in thousands)
Net cash provided by operating activities	$134,936	$105,828	$87,379
Net cash used in investing activities	(305,339)	(275,286)	(78,695)
Net cash (used in) provided by financing activities	143,987	185,422	(25,572)

Increase (decrease) in cash and cash equivalents	$(26,416)	$15,964	$(16,888)

      Net cash from operating activities of $134.9 million in 2005 was $29.1 million higher than the same period in 2004. Exclusive of the $50.3 million cash payment in 2004 for the tender premium plus accrued interest for the refinancing of our first mortgage notes, net cash from operating activities decreased $21.2 million in 2005. This decrease was a direct result of lower gross profit, offset by lower debt service costs related to the 2004 debt refinancing.
      Net cash from operating activities of $105.8 million in 2004 was $18.4 million higher than the same period in 2003. Exclusive of the $35.5 million settlement received in 2003 from the termination of a primary aluminum sales contract and entering into the Glencore Metal Agreement I for the years 2005 through 2009 and the $50.3 million cash payment in 2004 for the tender premium plus accrued interest for the refinancing of our first mortgage notes, net cash from operating activities increased $104.2 million in 2004. This increase was a direct result of improved price realizations and the added margin contributions from Nordural which was acquired in April 2004.
      Net cash used in investing activities in 2005 was $305.3 million, an increase of $30.0 million from 2004. Exclusive of the net acquisition cost of $7.0 million for a Southwire contingency payment in April 2005, related to the Hawesville acquisition in 2001, the combined net acquisition cost of Nordural in April 2004 and the Gramercy assets in October 2004 of $198.6 million, net cash used in investing activities increased $221.6 million. Purchases of property, plant and equipment, including the Nordural expansion costs, were $298.1 million in 2005 as compared to the purchases of property, plant and equipment of $75.0 million in 2004.
      Century’s net cash used in investing activities in 2004 was $275.3 million, an increase of $196.6 million from 2003. The combined net acquisition cost of Nordural in April 2004 and the Gramercy assets in October 2004 was $198.6 million as compared to the net acquisition cost for the additional 20% interest in Hawesville in April 2003 of $59.8 million. Purchases of property, plant and equipment, including the Nordural expansion costs, were $75.0 million in 2004 as compared to the 2003 purchases of property, plant and equipment of $18.9 million.

      Net cash provided by financing activities during 2005 was $144.0 million, a decrease of $41.4 million from the previous year. During 2005, we borrowed $222.9 million under Nordural’s new term loan facility, borrowed $8.1 million under our revolving credit facility, and received proceeds from the issuance of common stock of $1.4 million. The additional borrowings were partially offset by debt repayments of $83.3 million, consisting of payments of $9.9 million for the remaining first mortgage notes tendered in a debt refinancing, $68.5 million for the prior Nordural term loan facility and $4.9 million for other miscellaneous debt payments. Additionally, we paid $5.1 million of financing fees for Nordural’s new term loan facility and our revolving credit facility.
      Net cash provided by financing activities during 2004 was $185.4 million, an increase of $211.0 million from the previous year. The increase was primarily due to the issuance of $425.9 million of debt, and the issuance of $215.8 million of common stock. This increase was partially offset by debt repayments of $439.9 million, consisting of $315.1 million for the first mortgage notes tendered in a debt refinancing, $106.9 million for the Nordural term loan facility, $14.0 million for the repayment of the Glencore note, and $3.9 million for other miscellaneous debt payments. Additionally, Century paid $13.1 million of financing fees for the debt issued in the fourth quarter of 2004 and $3.3 million payment of accrued preferred dividends in the second quarter of 2004.
Contractual Obligations
      In the normal course of business, we have entered into various contractual obligations that will be settled in cash. These obligations consist primarily of long-term debt obligations and purchase obligations. The expected future cash flows required to meet these obligations are shown in the table below. The purchase obligations consist of long-term supply contracts for alumina and electrical power. The Pension and OPEB obligations includes the estimated benefit payments through 2015 for our pension, SERB, other postretirement benefits plans. Other long-term liabilities include asset retirement obligations and workers’ compensation liabilities. More information is available about these contractual obligations in the notes to the Consolidated Financial Statements included herein.

	Payments Due by Period

	Total	2006	2007	2008	2009	2010	Thereafter

	(Dollars in millions)
Long-term debt(1)	$671.9	$0.6	$30.1	$28.6	$28.7	$145.3	$438.6
Estimated interest payments(2)	272.1	37.9	37.0	35.2	34.3	25.7	102.0
Purchase obligations(3)	1,565.8	427.1	298.8	220.1	214.7	213.0	192.1
OPEB obligations(4)	76.9	5.0	5.6	6.2	6.9	7.6	45.6
Other long-term liabilities(5)	189.3	7.1	6.5	10.4	6.3	6.3	152.7

Total	$2,776.0	$477.7	$378.0	$300.5	$290.9	$397.9	$931.0

(1)	Debt includes principal repayments on the 7.5% senior notes, 1.75% convertible senior notes, the IRBs, borrowing on our revolving credit facility, and the Nordural debt.

(2)	Estimated interest payments on our long-term debt are based on several assumptions, including the borrowing under the term loan facility for the Nordural expansion project and assumptions for the interest rates for our variable rate debt. Our variable rate debt is based primarily on the Eurodollar rate plus an applicable margin. We assume that the Eurodollar rate will be 4.50% in 2006 increasing to 5.00% in 2009 and remaining steady thereafter. The IRB’s interest rate is variable and our estimated future payments based on a rate of 3.30%. In addition, we assume the 7.5% senior notes due 2014 and 1.75% convertible senior notes due in 2024 will remain outstanding until their respective due dates. The borrowings on our revolving credit facility are assumed to remain outstanding through 2010 (the term of the credit facility) and the interest rate is assumed to be 7.0%.

(3)	Purchase obligations include long-term alumina, electrical power contracts, anode contracts and the Nordural expansion project commitments. Nordural’s power contracts and our domestic alumina contracts, except for our Gramercy alumina contract, are priced as a percentage of the LME price of primary aluminum. We assumed an LME price of $1,900 per metric ton for 2006, $1,800 per metric ton for 2007, $1,650 per metric ton for 2008 and $1,550 per metric ton thereafter for purposes of calculating expected future cash flows for these contracts. Our Gramercy long-term alumina contract has variable cost-based pricing. We used GAL cost forecasts to calculate the expected future cash flows for this contract. The Nordural anode contract and some Nordural expansion contract commitments are denominated in euros. We assumed a $1.20/ Euro conversion rate to estimate the obligations under these contracts.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2015, which are unfunded.

(5)	Other long-term liabilities include our expected pension contributions, SERB benefit payments, workers’ compensation benefit payments, estimated tax payments and asset retirement obligations. Expected benefit payments for the SERB plans, which are unfunded, are included for 2006 through 2015. Our estimated contributions to the pension plans are included for 2006. Estimated contributions for 2007 and beyond are not included in the table because these estimates would be heavily dependent upon assumptions about future events, including, among other things, future regulatory changes, changes to tax laws, future interest rates levels and future return on plan assets. Asset retirement obligations consist primarily of disposal costs for spent potliner. The amount and timing of these costs are estimated based on the number of operating pots and their expected pot life.
Environmental Expenditures and Other Contingencies
      We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.
      The aggregate environmental related accrued liabilities were $0.5 million and $0.6 million at December 31, 2005 and December 31, 2004, respectively. We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.
      We have planned environmental capital expenditures of approximately $1.8 million for 2006. In addition, we expect to incur operating expenses relating to environmental matters of approximately $11.4 million, $11.9 million, and $12.5 million in 2006, 2007 and 2008, respectively. These amounts do not include any projected capital expenditures or operating expenses for our joint venture interest in the Gramercy assets. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Note 13 “Commitments and Contingencies.”
      Century’s income tax returns are periodically examined by various tax authorities. We are currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. We are reviewing the issues raised by the IRS and plan to contest the proposed tax deficiencies. We believe that our tax position is well-supported and, based on current information, do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.
      We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings.”

Recently Adopted Accounting Standards
      In March 2005, the FASB issued Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies certain guidance used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted FIN 47 in December 2005 and recorded an adjustment to our asset retirement obligations.
      When we initially adopted SFAS No. 143 in 2003, we recognized asset retirement obligations related to the disposal of spent pot liner used in the reduction cells of our facilities. In our initial calculation of the asset retirement obligations, we included our costs to remove the spent potliner as part of our asset retirement obligations. Under FIN 47, these removal costs should not have been included in our asset retirement obligations and should have been accounted for as maintenance costs. The adoption of FIN 47 did not have a material effect on our financial position, statement of operations, and liquidity.
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains services in share-based payment transactions. This Statement will require us to recognize the grant date fair value of an award of equity-based instruments to employees and the cost will be recognized over the period in which the employees are required to provide service. The Statement is effective for fiscal year 2006 and thereafter.
      We have adopted SFAS No. 123(R) effective January 1, 2006. We have elected to use the Modified Prospective Application Method. Under this method, we will recognize the fair value of employee stock-based compensation awards as compensation cost beginning January 1, 2006. SFAS No. 123(R) will apply to new awards granted subsequent to our adoption and for any portion of previous awards that had not vested as of January 1, 2006. The compensation cost recognized from the unvested awards will be based on the original grant-date fair value used to calculate our pro forma financial disclosure under SFAS No. 123. We would recognize stock-based compensation expense before income tax benefit of approximately $3.3 million ($1.8 million in 2006, $1.2 million in 2007, and $0.3 million in 2008) related to the stock option awards outstanding at December 31, 2005.
Recently Issued Accounting Standards
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads be based on the facilities’ normal production capacity. The Statement is effective for fiscal year 2006 and thereafter. We are currently assessing the Statement and have not yet determined the impact of adopting SFAS No. 151 on our financial position and results of operations,

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Sensitivity
      We are exposed to the price of primary aluminum. We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments, as well as by purchasing alumina under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions. The following table shows our forward priced sales as a percentage of our estimated production capacity.

Forward Priced Sales as of December 31, 2005

	2006(1)(2)	2007(2)	2008(2)	2009(2)	2010(2)	2011-2015(2)

Base Volume:
Pounds (000)	437,381	374,565	240,745	231,485	231,485	826,733
Metric tons	198,393	169,900	109,200	105,000	105,000	375,000
Percent of capacity	28%	22%	14%	14%	14%	10%
Potential additional volume(2):
Pounds (000)	55,556	111,113	220,903	231,485	231,485	826,733
Metric tons	25,200	50,400	100,200	105,000	105,000	375,000
Percent of capacity	4%	7%	13%	14%	14%	10%

(1)	The forward priced sales in 2006 exclude January 2006 shipments to customers that are priced based upon the prior month’s market price.

(2)	Certain financial contracts included in the forward priced sales base volume for the period 2006 through 2015 contain clauses that trigger potential additional sales volume when the market price for a contract month is above the base contract ceiling price. These contacts will be settled monthly and, if the market price exceeds the ceiling price for all contract months through 2015, the potential sales volume would be equivalent to the amounts shown above.
      Apart from the contracts described under “Key Long-Term Primary Aluminum Sales Contracts,” we had forward delivery contracts to sell 107,546 metric tons and 113,139 metric tons of primary aluminum at December 31, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 4,643 metric tons and 6,033 metric tons of primary aluminum at December 31, 2005 and December 31, 2004, respectively, of which, 186 metric tons at December 31, 2005 were with Glencore (none in 2004).

Financial Sales Agreements
      To mitigate the volatility in our unpriced forward delivery contracts, we enter into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts are accounted for as cash flow hedges depending on our designation of each contract at its inception. Glencore is our counterparty for all of these financial sales contracts.
      Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 760,800 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at December 31, 2005 or December 31, 2004.

Primary Aluminum Financial Sales Contracts as of:

	December 31, 2005			December 31, 2004

	Cash Flow			Cash Flow
	Hedges	Derivatives	Total	Hedges	Derivatives	Total

	(Metric Tons)
2005	—	—	—	193,083	—	193,083
2006	142,750	51,000	193,750	142,750	25,200	167,950
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	75,000	84,000
2009	—	105,000	105,000	—	75,000	75,000
2010	—	105,000	105,000	—	75,000	75,000
2011-2015	—	375,000	375,000	—	—	—

Total	271,250	786,600	1,057,850	464,333	300,600	764,933

      Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. One decatherm (“DTH”) is equivalent to one million British Thermal Units (“BTU”).
Natural Gas Fixed Price Financial Purchase Contracts as of:

	December 31,

	2005	2004

	(Thousands of DTH)
2005	—	2,880
2006	1,680	480
2007	780	480
2008	480	480

Total	2,940	4,320

      On a hypothetical basis, a $100 per metric ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $17.4 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $50.3 million on net income for the contracts designated as derivatives, for the period ended December 31, 2005 as a result of the forward primary aluminum financial sales contracts outstanding at December 31, 2005.
      On a hypothetical basis, a $1.00 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.9 million after tax on accumulated other comprehensive income for the period ended December 31, 2005 as a result of the forward natural gas financial purchase contracts outstanding at December 31, 2005.
      Our metals and natural gas risk management activities are subject to the control and direction of senior management. These activities are regularly reported to Century’s board of directors.
      This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of our alumina contracts, except Hawesville alumina contract with Gramercy are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production. As of December 31, 2005, approximately 49% (excluding 25,200 metric tons of potential additional volume under our derivative sales contracts) of our production for 2006 was either hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.

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
      Nordural is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona. Under its Toll Conversion and power contracts, Nordural’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars. There is no currency risk associated with these contracts. However, Nordural’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Nordural’s operating margins.
      Nordural does not currently have financial instruments to hedge commodity or currency risk. Nordural may hedge such risks in the future, including the purchase of aluminum put options to hedge Nordural’s commodity risk.
Interest Rates
      Interest Rate Risk. Century’s primary debt obligations at December 31, 2005 were the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, the Nordural debt, including $222.0 million of borrowings under Nordural’s term loan facility, $8.1 million of borrowing under the revolving credit facility, and the $7.8 million in industrial revenue bonds. The senior unsecured notes and convertible notes bear a fixed rate of interest, so changes in interest rates do not subject Century to changes in future interest expense with respect to these borrowings. Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the revolving credit facility. The industrial revenue bonds bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At December 31, 2005, Nordural had approximately $231.0 million of long-term debt consisting primarily of obligations under the Nordural term loan facility. Borrowings under Nordural’s term loan facility bear interest at a margin over the applicable Eurodollar rate. At December 31, 2005, Nordural had $224.1 million of liabilities which bear interest at a variable rate.
      At December 31, 2005, Century had $240.0 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $2.4 million, assuming no debt reduction. We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of our floating rate debt.
      Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S ANNUAL REPORT ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining an adequate system of internal controls over financial reporting for the company. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, a system of internal controls over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system of internal controls contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.
      As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2005. Management’s evaluation was based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Century Aluminum Company:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Century Aluminum Company and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report on those financial statements, dated March 14, 2006 expresses an unqualified opinion and includes an explanatory paragraph as to the change in method of accounting for inventory and the adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Century Aluminum Company:
      We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
      As discussed in Note 3 to the consolidated financial statements, in 2005 the Company changed its method of accounting for its last-in, first out (“LIFO”) inventory and, retroactively, restated the 2004 and 2003 consolidated financial statements for the change. Also, as discussed in Note 15 to the consolidated financial statements, on January 1, 2003, the Company adopted Statement of Financial Standards No. 143, Accounting for Asset Retirement Obligations.
/s/ DELOITTE & TOUCHE LLP
Pittsburgh, Pennsylvania
March 14, 2006

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		Restated
	(Dollars in thousands,
	except share data)
ASSETS
ASSETS:
Cash and cash equivalents	$17,752	$44,168
Restricted cash	2,028	1,678
Accounts receivable — net	83,016	79,576
Due from affiliates	18,638	14,371
Inventories	111,436	111,284
Prepaid and other current assets	23,918	10,055
Deferred taxes — current portion	37,705	24,642

Total current assets	294,493	285,774
Property, plant and equipment — net	1,070,158	806,250
Intangible asset — net	74,643	86,809
Goodwill	94,844	95,610
Other assets	143,293	58,110

TOTAL	$1,677,431	$1,332,553

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$61,919	$47,479
Due to affiliates	158,682	84,815
Accrued and other current liabilities	53,715	53,309
Long term debt — current portion	581	10,582
Accrued employee benefits costs — current portion	9,333	8,458
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815

Total current liabilities	467,045	387,458

Senior unsecured notes payable	250,000	250,000
Nordural debt	230,436	80,711
Revolving credit facility	8,069	—
Accrued pension benefits costs — less current portion	10,350	10,685
Accrued postretirement benefits costs — less current portion	96,660	85,549
Due to affiliates — less current portion	337,416	30,416
Other liabilities	28,010	34,961
Deferred taxes	16,890	68,273

Total noncurrent liabilities	977,831	560,595

CONTINGENCIES AND COMMITMENTS (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized, and no shares outstanding)	—	—
Common stock (one cent par value, 100,000,000 shares authorized; 32,188,165 and 32,038,297 shares issued and outstanding at December 31, 2005 and 2004, respectively)	322	320
Additional paid-in capital	419,009	415,453
Accumulated other comprehensive loss	(91,418)	(52,186)
Retained earnings (accumulated deficit)	(95,358)	20,913

Total shareholders’ equity	232,555	384,500

TOTAL	$1,677,431	$1,332,553

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

		Restated	Restated
	(In thousands, except per share amounts)
NET SALES:
Third-party customers	$961,335	$897,538	$660,593
Related parties	171,027	163,209	121,886

	1,132,362	1,060,747	782,479
Cost of goods sold	970,685	875,460	739,109

Gross profit	161,677	185,287	43,370
Selling, general and administrative expenses	34,773	24,916	20,833

Operating income	126,904	160,371	22,537
Interest expense — third party	(25,668)	(39,946)	(41,269)
Interest expense — related party	—	(380)	(2,579)
Interest income	1,367	1,086	339
Net gain (loss) on forward contracts	(309,698)	(21,521)	25,691
Loss on early extinguishment of debt	(835)	(47,448)	—
Other income (expense) — net	275	(1,305)	(688)

Income (loss) before income taxes, minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	(207,655)	50,857	4,031
Income tax benefit (expense)	80,697	(18,196)	(1,095)

Income (loss) before minority interest, equity in earnings of joint venture and cumulative effect of change in accounting principle	(126,958)	32,661	2,936
Minority interest	—	—	986
Equity in earnings of joint venture	10,703	821	—

Income (loss) before cumulative effect of change in accounting principle	(116,255)	33,482	3,922
Cumulative effect of change in accounting principle, net of tax benefit of $3,430	—	—	(5,878)

Net income (loss)	(116,255)	33,482	(1,956)
Preferred dividends	—	(769)	(2,000)

Net income (loss) applicable to common shareholders	$(116,255)	$32,713	$(3,956)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(3.62)	$1.14	$0.09
Cumulative effect of change in accounting principle	—	—	(0.28)

Net income (loss)	$(3.62)	$1.14	$(0.19)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
		Convertible		Additional	Other	Retained	Total
	Comprehensive	Preferred	Common	Paid-In	Comprehensive	Earnings	Shareholders’
	Income (Loss)	Stock	Stock	Capital	Income (Loss)	(Deficit)	Equity

	(Dollars in thousands)
Balance, December 31, 2002 (Restated)		$25,000	$211	$172,133	$1,173	$(7,291)	$191,226
Comprehensive income (loss) — 2003
Net loss — 2003	$(1,956)					(1,956)	(1,956)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $2,171 in tax	(3,940)
Net amount reclassified to income, net of $3,531 in tax	(6,262)
Minimum pension liability adjustment, net of $(1,371) in tax	3,807

Other comprehensive loss	(6,395)				(6,395)		(6,395)

Total comprehensive loss	$(8,351)

Dividends on common stock						(11)	(11)
Issuance of common stock — compensation plans		—		1,005			1,005

Balance, December 31, 2003 (Restated)		$25,000	$211	$173,138	$(5,222)	$(9,258)	$183,869
Comprehensive income (loss) — 2004						$
Net income — 2004	$33,482					33,482	33,482
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $29,380 in tax	(51,554)
Net amount reclassified to income, net of $(2,196) in tax	3,950
Minimum pension liability adjustment, net of $(360) in tax	640

Other comprehensive loss	(46,964)				(46,964)		(46,964)

Total comprehensive loss	$(13,482)

Dividends on common stock						(42)	(42)
Dividends on preferred stock						(3,269)	(3,269)
Preferred stock conversion		(25,000)	14	24,986
Issuance of common stock — equity offering			90	208,121			208,211
Issuance of common stock — compensation plans			5	9,208		—	9,213

Balance, December 31, 2004 (Restated)		$—	$320	$415,453	$(52,186)	$20,913	$384,500
Comprehensive income (loss) — 2005
Net loss — 2005	$(116,255)					(116,255)	(116,255)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $36,420 in tax	(64,710)
Net amount reclassified to income, net of $(14,655) in tax	25,365
Minimum pension liability adjustment, net of $63 in tax	(113)

Other comprehensive loss	(39,232)				(39,232)		(39,232)

Total comprehensive loss	$(155,487)

Dividends on common stock						(16)	(16)
Issuance of common stock — compensation plans			2	3,556			3,558

Balance, December 31, 2005		$—	$322	$419,009	$(91,418)	$(95,358)	$232,555

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

		Restated	Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(116,255)	$33,482	$(1,956)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	306,756	2,405	6,325
Depreciation and amortization	56,533	50,254	51,264
Deferred income taxes	(59,834)	11,818	387
Pension and other post retirement benefits	12,381	8,040	10,986
Workers’ compensation	(1,572)	820	1,426
(Gain) loss on disposal of assets	(32)	761	1,040
Non-cash loss on early extinguishment of debt	253	9,659	—
Minority interest	—	—	(986)
Cumulative effect of change in accounting principle	—	—	9,308
Change in operating assets and liabilities:
Accounts receivable — net	(3,440)	(19,440)	(5,130)
Due from affiliates	(4,267)	(3,623)	(2,155)
Inventories	(152)	(16,023)	(5,616)
Prepaids and other assets	(10,092)	(3,590)	(261)
Accounts payable, trade	8,528	2,602	(2,928)
Due to affiliates	920	16,179	3,660
Accrued and other current liabilities	(32,664)	13,614	8,970
Other — net	(22,127)	(1,130)	13,045

Net cash provided by operating activities	134,936	105,828	87,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(18,027)	(15,240)	(18,858)
Nordural expansion	(280,086)	(59,784)	—
Business acquisitions, net of cash acquired	(7,000)	(198,584)	(59,837)
Restricted cash deposits	(350)	(1,678)	—
Proceeds from sale of property, plant, and equipment	124	—	—

Net cash used in investing activities	(305,339)	(275,286)	(78,695)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	222,937	425,883	—
Repayment of long-term debt — third party	(83,279)	(425,881)	—
Repayment of long-term debt — related party	—	(14,000)	(26,000)
Net borrowing under revolving credit facility	8,069	—	—
Financing fees	(5,132)	(13,062)	(297)
Issuance of common stock	1,408	215,793	736
Dividends	(16)	(3,311)	(11)

Net cash provided by (used in) financing activities	143,987	185,422	(25,572)

INCREASE (DECREASE) IN CASH	(26,416)	15,964	(16,888)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	44,168	28,204	45,092

CASH AND CASH EQUIVALENTS, END OF YEAR	$17,752	$44,168	$28,204

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2005, 2004 and 2003
(Dollars in Thousands, except Per Share Amounts)

1.	Summary of Significant Accounting Policies
      Organization and Basis of Presentation — Century Aluminum Company (“Century,” “we” or “us”) is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. (“Century of West Virginia”), Berkeley Aluminum, Inc. (“Berkeley”), Century Kentucky, Inc. (“Century Kentucky”) and Nordural ehf (“Nordural”). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”). Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly. The remaining interest in the partnership and the remaining undivided interest in Mt. Holly are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa (“ASC”). ASC manages and operates Mt. Holly pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes their own alumina, for conversion to aluminum, and is responsible for their pro rata share of the operating and conversion costs.
      Prior to April 1996, we were an indirect, wholly-owned subsidiary of Glencore International AG (“Glencore” and, together with its subsidiaries, the “Glencore Group”). In April 1996, we completed an initial public offering of our common stock. At December 31, 2005, Glencore owned 29.0% of Century’s outstanding common stock. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, alumina and forward primary aluminum financial sales contracts.
      Our historical results of operations included in the accompanying consolidated financial statements may not be indicative of the results of operations to be expected in the future.
      Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all significant intercompany transactions and accounts. Berkeley’s interest in the Mt. Holly partnership and our interest in the Gramercy and St. Ann Bauxite joint ventures, see Note 2, are accounted for under the equity method. Our equity in the earnings of St. Ann Bauxite is recorded net of Jamaican taxes. There are no material undistributed earnings in the Mt. Holly partnership or the Gramercy and St. Ann Bauxite joint ventures.
      Revenue — Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms. In some instances, we invoice our customers prior to physical shipment of goods. In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a fixed commitment to purchase the product. The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer. We must retain no performance obligations and a delivery schedule must be obtained. Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.
      Cash and Cash Equivalents — Cash equivalents are comprised of cash and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash equivalents approximates fair value.
      Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $1,000 and $1,020 at December 31, 2005 and 2004, respectively.
      Inventories — The majority of our inventories, including alumina and aluminum inventories, are stated at the lower of cost (using the first-in, first-out (“FIFO”) method) or market. The remaining inventories (principally supplies) are valued at the lower of average cost or market.
      Property, Plant and Equipment  — Property, plant and equipment is stated at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with resulting gains or losses included in earnings. Maintenance and repairs are expensed as incurred. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

Buildings and improvements	14 to 45 years
Machinery and equipment	5 to 22 years
      We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.
      Goodwill and Intangible Asset — We recognized $94,844 of goodwill in the Nordural acquisition, see Note 2. In the first quarter of 2005, goodwill decreased $766 from previously recorded amounts as the result of asset allocation adjustments. We will annually test our goodwill for impairment in the second quarter of the fiscal year and other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized. The fair value is estimated using market comparable information.
      The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”). The contract value is being amortized over its term (10 years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of December 31, 2005 and 2004, the gross carrying amount of the intangible asset was $155,986 and $153,592, respectively, with accumulated amortization of $81,343 and $66,783, respectively. In April 2005, we made a $7,000 post-closing payment to the Southwire Company (“Southwire”), a privately held wire and cable manufacturing company, related to the acquisition of Hawesville. This payment satisfied in full our obligation to pay contingent consideration to Southwire under the acquisition agreement. This post-closing payment obligation was allocated to the acquired fixed assets and intangible asset based on the allocation percentages used in the original acquisition. The gross carrying amount of the intangible asset increased $2,394 as a result of this liability.
      For the years ended December 31, 2005, 2004 and 2003, amortization expense for the intangible asset totaled $14,561, $12,327, and $18,680, respectively. The estimated aggregate amortization expense for the intangible asset for the following five years is as follows:

	For the Year Ending December 31,

	2006	2007	2008	2009	2010

Estimated Amortization Expense	$13,048	$13,991	$15,076	$16,149	$16,379
      The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.
      Other Assets — At December 31, 2005 and 2004, other assets consist primarily of Century’s investment in the Mt. Holly partnership, the investment in the Gramercy and St. Ann Bauxite joint venture, deferred financing costs, deferred tax assets, deferred pension assets, and intangible pension assets. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint venture. Deferred financing costs are amortized on a straight-line basis over the life of the related financing. In 2005 and 2004, we

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
recorded an additional minimum liability related to employee pension plan obligations as required under SFAS No. 87.
      We account for our 49.7% interest in the Mt. Holly partnership using the equity method of accounting. Additionally, our 49.7% undivided interest in certain property, plant and equipment of Mt. Holly is held outside of the partnership and the undivided interest in these assets of the facility is accounted for in accordance with the EITF Issue No. 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures.” Accordingly, the undivided interest in these assets and the related depreciation are being accounted for on a proportionate gross basis.
      Income Taxes — We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.
      During the second quarter of 2005, we determined that certain Nordural earnings would remain invested outside the United States indefinitely.
      Tax reserves have been established which we believe to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted only when there is more information available or when an event occurs necessitating a change to the reserves.
      Postemployment Benefits — We provide certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” The statement requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.
      Forward Contracts and Financial Instruments — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. We also enter into fixed price financial sales contracts to be settled in cash to manage our exposure to changing primary aluminum prices. We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices.
      All aluminum-based financial and physical delivery contracts are marked-to-market using the LME spot and forward market for primary aluminum. Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium. The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas. Fluctuations in the NYMEX price of natural gas can have a significant impact on gains and losses included in our financial statements from period to period.
      Certain financial sales contracts for primary aluminum and all financial purchase contracts for natural gas have been designated as cash flow hedges in accordance with the provisions of SFAS No. 133 (as amended). We assess the effectiveness of these cash flow hedges quarterly. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs when the realized gain or loss is recognized as revenue or cost of goods sold, as applicable, in the Statement of Operations. Any ineffective

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
portion of the gain or loss is reported in earnings immediately. Mark-to-market gains and losses are recorded in net gain (loss) on forward contracts in the period delivery is no longer deemed probable.
      The aluminum-based financial and physical delivery contracts that are not designated cash flow hedges or do not qualify for cash flow hedge treatment, as provided for in current accounting standards, are marked-to-market monthly. Fluctuations in the LME price of primary aluminum have a significant impact on gains and losses included in our financial statements from period to period. Unrealized gains and losses are included in net gain (loss) on forward contracts.
      The effectiveness of our hedges is measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, then gains or losses will be recorded in net gain (loss) on forward contracts. To date, high correlation has always been achieved. During 2005 and 2004, we did not recognize any gains or losses for ineffective portions of hedging instruments. As of December 31, 2005 and 2004, we had recorded in other comprehensive income deferred losses of $88,458 and $49,113, respectively, on our cash flow hedges, net of tax.
      Financial Instruments — Our financial instruments (principally receivables, payables, debt related to industrial revenue bonds (the “IRBs”) and forward financial contracts) are carried at amounts that approximate fair value. At December 31, 2005, our 7.5% senior unsecured notes due 2014 and 1.75% convertible senior notes due 2024 had carrying amounts of $250,000 and $175,000, respectively. At December 31, 2005, the estimated fair value of the 7.5% senior unsecured notes due 2014 and 1.75% convertible senior notes due 2024 were $249,375 and $177,734, respectively.
      Concentration of Credit Risk — Financial instruments, which potentially expose Century to concentrations of credit risk, consist principally of cash investments and trade receivables. We place our cash investments with highly rated financial institutions. At times, such investments may be in excess of the FDIC insurance limit. Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers.
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
      Stock-Based Compensation — We elected not to adopt the recognition provisions for employee stock-based compensation as permitted in SFAS No. 123, “Accounting for Stock-Based Compensation,” but have adopted SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. As such, through December 31, 2005, we accounted for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost has been recognized for the stock option portions of the plan because the exercise prices of the stock options granted were equal to the market value of our stock on the date of grant. Had compensation cost for the Stock Incentive Plan, see Note 10, been determined using the fair value method provided under SFAS No. 123, our

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

		2005	2004	2003

			Restated	Restated
Net income (loss) applicable to common shareholders	As Reported	$(116,255)	$32,713	$(3,956)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		2,840	1,767	1,441
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(3,570)	(2,148)	(2,106)

Pro forma net income (loss)		$(116,985)	$32,332	$(4,621)

Basic income (loss) per share	As Reported	$(3.62)	$1.14	$(0.19)
	Pro Forma	$(3.64)	$1.13	$(0.22)
Diluted income (loss) per share	As Reported	$(3.62)	$1.14	$(0.19)
	Pro Forma	$(3.64)	$1.12	$(0.22)
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003:

	2005	2004	2003

Weighted average fair value per option granted during the year	$15.19	$14.12	$7.78
Dividends per quarter	$0.00	$0.00	$0.00
Risk-free interest rate	4.29%	3.54%	3.11%
Expected volatility	67%	70%	75%
Expected lives (in years)	5.5	5	5
      Recently Adopted Accounting Standards — In March 2005, the Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies certain guidance used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” We adopted FIN 47 in December 2005 and recorded an adjustment to our asset retirement obligations.
      When we initially adopted SFAS No. 143 in 2003, we recognized asset retirement obligations related to the disposal of spent pot liner used in the reduction cells of our facilities. In our initial calculation of the asset retirement obligations, we included our costs to remove the spent potliner as part of our asset retirement obligations. Under FIN 47, these removal costs should not have been included in our asset retirement obligations and should have been accounted for as maintenance costs. The adoption of FIN 47 did not have a material effect on our financial position, statement of operations, and liquidity.
      In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains services in share-based payment transactions. This Statement will require us to recognize the grant date fair value of an award of equity-based instruments to employees and the cost will be recognized over the period in which the employees are required to provide service. The Statement is effective for fiscal year 2006 and thereafter.
      We have adopted SFAS No. 123(R) effective January 1, 2006. We have elected to use the Modified Prospective Application Method. Under this method, we will recognize the fair value of employee stock-based compensation awards as compensation cost beginning January 1, 2006. SFAS No. 123(R) will apply to new

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awards granted subsequent to our adoption and for any portion of previous awards that had not vested as of January 1, 2006. The compensation cost recognized from the unvested awards will be based on the original grant-date fair value used to calculate our pro forma financial disclosure under SFAS No. 123. Over the next three years, we will recognize stock-based compensation expense before income tax benefit of approximately $3,288 ($1,760 in 2006, $1,217 in 2007, and $311 in 2008) related to the unvested stock option awards outstanding at December 31, 2005.
      Recently Issued Accounting Standard — In November 2004, the FASB issued SFAS No. 151, “Inventory Costs.” This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads be based on the facilities’ normal production capacity. The Statement is effective for fiscal year 2006 and thereafter. We are currently assessing the Statement and have not yet determined the impact of adopting SFAS No. 151 on our financial position and results of operations,
      Foreign Currency — Our Nordural subsidiary located in Iceland uses the U.S. Dollar as its functional currency. Certain operating and construction expenses are denominated and payable in foreign currencies. For example, Nordural’s revenues are denominated in U.S. Dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and result in transaction gains and losses which are reflected in the Consolidated Statement of Operations.

2.	Acquisitions

The Gramercy Acquisition
      On October 1, 2004, Century and Falconbridge Limited (successor by merger to Noranda Inc., “Falconbridge”) completed the joint purchase of the Gramercy, Louisiana alumina refinery (“Gramercy”) owned by Kaiser Aluminum and Chemical Corporation (“Kaiser”) and Kaiser’s 49% interest in a Jamaican bauxite mining partnership (“St. Ann Bauxite”). The purchase price was $23.0 million, subject to working capital adjustments. Century and Falconbridge each paid one-half of the purchase price. All of the bauxite mined by the partnership is used for the production of alumina at the Gramercy refinery and at a third party refinery in Texas. The Gramercy refinery chemically refines bauxite into alumina, the principal raw material in the production of primary aluminum. Hawesville purchases virtually all of its alumina requirements from Gramercy. We use the equity method of accounting for our investment in Gramercy and St. Ann Bauxite.

Nordural Acquisition
      On April 27, 2004, we completed the acquisition of Nordural from Columbia Ventures Corporation. Nordural is an Icelandic company that owns and operates a primary aluminum reduction facility located in Grundartangi, Iceland. The results of operations of Nordural are included in our Statement of Operations beginning April 28, 2004.
      We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, “Business Combinations.” We recognized $94,844 of goodwill in the transaction. None of the goodwill is expected to be deductible for Icelandic tax purposes; however, all of the goodwill is expected to be deductible for U.S. tax purposes.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

	Year Ended December 31,

	2004	2003

	(Unaudited)
Net sales	$1,099,122	$883,418
Income before cumulative effect of change in accounting principle	40,298	18,040
Net income	40,298	12,162
Net income available to common shareholders	39,529	10,162
Earnings per share:
Basic	$1.25	$0.34
Diluted	$1.25	$0.34

The Acquisition of Glencore interest in Hawesville
      On April 1, 2003, we completed the acquisition of the remaining 20% interest in Hawesville. The operating results of the 20% interest in Hawesville have been included in our consolidated financial statements from the date of acquisition. Century paid a purchase price of $99,400 which it financed with approximately $59,400 of available cash and $40,000 from a note payable to Glencore. We made the final payment on the note in April 2004. In connection with the acquisition, we assumed all of Glencore’s obligations related to the 20% interest in Hawesville.

3.	Change in Accounting Principle
      During the second quarter of fiscal 2005, we changed our method of inventory costing from last-in-first-out (LIFO) to first-in-first-out (FIFO). We believe that using the FIFO method provides better matching of expenses and revenues and provides more consistent inventory costing on a company-wide basis. Prior to the change, approximately 69% of our inventory was valued based upon the LIFO method. Our net loss for the year ended December 31, 2005 would have increased $6,318 to $122,573 had we reported using the LIFO

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
method of inventory costing. The change has been applied retroactively and the financial statements have been restated for all prior periods presented. The effect of the change on net income for 2004 and 2003 is as follows:

	Year Ended
	December 31,

	2004	2003

Net income (loss) applicable to common shareholders as reported	$27,202	$(1,034)
Change in inventory costing method, net of tax	5,511	(2,922)

Net income (loss) applicable to common shareholders as restated	$32,713	$(3,956)

Basic and Diluted earnings (loss) per share as reported	$0.95	$(0.05)
Change in inventory costing method, net of tax	0.19	(0.14)

Basic and Diluted earnings (loss) per share as restated	$1.14	$(0.19)

4.	Inventories
      Inventories, at December 31, consist of the following:

	2005	2004

		Restated
Raw materials	$47,352	$48,631
Work-in-process	11,461	10,215
Finished goods	5,446	8,954
Operating and other supplies	47,177	43,484

	$111,436	$111,284

      Inventories are stated at the lower of cost, using the first-in, first-out method, or market.

5.	Property, Plant and Equipment
      Property, plant and equipment, at December 31, consist of the following:

	2005	2004

Land and improvements	$13,652	$13,412
Buildings and improvements	122,356	116,695
Machinery and equipment	856,577	849,815
Construction in progress	358,674	68,718

	1,351,259	1,048,640
Less accumulated depreciation	(281,101)	(242,390)

	$1,070,158	$806,250

      For the years ended December 31, 2005 and 2004, we recorded depreciation expense of $41,972 and $37,927, respectively.
      At December 31, 2005 and 2004, the cost of property, plant and equipment includes $157,162 and $154,209, respectively, and accumulated depreciation includes $64,932 and $57,102, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

	December 31,

	2005	2004

Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually(1)(2)(5)(7)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt(3)(7)	581	10,582
Long-term debt:
7.5% senior unsecured notes payable due 2014, interest payable semiannually(5)(7)(9)	250,000	250,000
Nordural
Senior term loan facility maturing in 2010, variable interest rate, principal and interest payments due semiannually through 2010(4)(6)(8)	222,000	—
Nordural
Senior term loan facility maturing in 2018, variable interest rate, principal and interest payments due semiannually through 2018	—	68,494
Nordural
Various loans, with interest rates ranging from 2.70% to 6.75% due 2012 to 2020, less current portion	8,436	12,217
Borrowings under revolving credit facility(7)	8,069	—

Total Debt	$671,901	$524,108

(1)	The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The convertible notes are classified as current because they are convertible at any time by the holder. The IRB interest rate at December 31, 2005 was 3.81%.

(2)	The convertible notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of convertible notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a convertible note, the holder of such convertible note shall receive cash equal to the principal amount of the convertible note and, at our election, either cash or Century common stock, or a combination thereof, for the convertible notes conversion value in excess of such principal amount, if any.

(3)	In April 2005, we exercised our right to call the remaining $9,945 of 11.75% senior secured first mortgage notes due 2008 that remained outstanding at 105.875% of the principal balance, plus accrued and unpaid interest. The 11.75% senior secured first mortgage notes, less unamortized discounts on the notes of $67, were classified as a current liability at December 31, 2004 based on our intention to call the notes.

(4)	All outstanding principal must be repaid at final maturity on February 28, 2010.

(5)	The obligations of Century pursuant to the notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our existing domestic restricted subsidiaries.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	Nordural’s obligations under the term loan facility are secured by a pledge of all of Nordural’s shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural’s assets are pledged as security under the loan facility.

(7)	The indentures governing these obligations contain customary covenants, including limitations on our ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

(8)	Senior term loan interest rate at December 31, 2005 was 5.93%. Nordural’s $365.0 million loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006. Nordural is required to make the following minimum repayments of principal on the facility: $15.5 million on February 28, 2007 and $14.0 million on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009, and all remaining outstanding principal amount on February 28, 2010.

(9)	On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principle amount, plus accrued and unpaid interest, beginning on August 15, 2012.
      In September 2005, we replaced our revolving credit facility that was due to expire in March 2006 with a new $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility will mature September 19, 2010. Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We had $8,069 outstanding borrowings under the Credit Facility as of December 31, 2005 with an interest rate of 7.00%. As of December 31, 2005, we had a borrowing availability of $91,931 under the Credit Facility. We pay a commitment fee for the unused portion of the line.

Refinanced Secured First Mortgage Notes
      In August 2004, we completed a tender offer and consent solicitation for our 11.75% senior secured first mortgage notes due 2008 (the “Notes”). The principal purpose of the tender offer and consent solicitation was to refinance Century’s outstanding Notes with debt bearing a lower interest rate, thereby reducing our annual interest expense.
      Following the tender offer, we had outstanding a principal amount of $9,945 of Notes. On April 15, 2005, we exercised our right to call the remaining Notes at 105.875% of the principal balance, plus accrued and unpaid interest.
      We financed the tender offer and consent solicitation with a portion of the proceeds from the private placement of our 7.5% Senior Unsecured Notes due 2014 (“Senior Unsecured Notes”) in the aggregate principal amount of $250,000 and 1.75% Senior Convertible Notes due 2024 (“Convertible Notes”) in the

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
aggregate principal amount of $175,000. We used the remaining proceeds from these offerings and available cash to repay a portion of the outstanding debt at Nordural and for general corporate purposes.
      In 2005 and 2004, we recognized a loss on early extinguishment of debt of $835 and $47,448, respectively, related to the refinancing of the 11.75% senior secured first mortgage notes due 2008. The loss was composed of the following:

	2005	2004

Purchase price premium, less consent fee	$582	$30,516
Consent payments	—	6,301
Write-off of capitalized financing fees	190	7,373
Write-off of bond discount	63	2,286
Other tender costs	—	972

	$835	$47,448

Principal Payments on Long Term Debt
      Principal payments on our long term debt in the next five years and thereafter are as follows:

	Total	2006	2007	2008	2009	2010	Thereafter

7.5% senior notes due August 2014	$250,000	$—	$—	$—	$—	$—	$250,000
Nordural debt	230,436	—	30,105	28,631	28,658	137,186	5,856
Borrowing under revolving credit facility	8,069	—	—	—	—	8,069	—

Total	$488,505	$—	$30,105	$28,631	$28,658	$145,255	$255,856

7.	Accumulated Other Comprehensive Loss at December 31

	2005	2004

Components of Accumulated Other Comprehensive Loss:
Unrealized loss on financial instruments, net of tax of $49,776 and $28,011	$(88,458)	$(49,113)
Minimum pension liability adjustment, net of tax of $1,665 and $1,728	(2,960)	(3,073)

	$(91,418)	$(52,186)

8.	Pension and Other Postretirement Benefits

Pension Benefits
      We maintain noncontributory defined benefit pension plans for all of our domestic hourly and salaried employees. For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at Ravenswood, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. Our funding policy is to contribute annually an amount based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. In addition, we provide supplemental executive retirement benefits (“SERB”) for certain executive officers. We use a measurement date of December 31st to determine the pension and OPEB benefit liabilities.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The hourly employees at Hawesville are part of a United Steelworkers of America (“USWA”) sponsored multi-employer plan. Our contributions to the plan are determined at a fixed rate per hour worked. During the years ended December 31, 2005, 2004 and 2003, we contributed $1,531, $1,454 and $1,407, respectively, to the plan, and had no outstanding liability at year end.
      As of December 31, 2005 and 2004, our accumulated pension benefit obligation exceeded the fair value of the pension plan assets at year end. At December 31, 2005 and 2004, we recorded a minimum pension liability, which related to Mt. Holly and the SERB plan, of $2,960 and $3,073, net of tax, respectively, which is included in other comprehensive income. In the future, the amount of the minimum pension liability will vary depending on changes in market conditions, performance of pension investments, and the level of company contributions to the pension plans. We evaluate and adjust the minimum pension liability on an annual basis.

Other Postretirement Benefits (OPEB)
      In addition to providing pension benefits, we provide certain healthcare and life insurance benefits for substantially all domestic retired employees. We account for these plans in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.” SFAS No. 106 requires companies to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.
      The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB

	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$80,293	$67,249	$147,936	$117,525
Service cost	4,015	3,369	5,032	4,082
Interest cost	4,676	4,261	8,878	7,336
Plan changes	1,893	114	—	(4,717)
Losses	3,612	8,379	21,828	28,467
Benefits paid	(3,281)	(3,079)	(5,224)	(4,757)

Benefit obligation at end of year	$91,208	$80,293	$178,450	$147,936

Change in plan assets
Fair value of plan assets at beginning of year	$67,190	$53,095	$—	$—
Actual return (loss) on plan assets	3,492	7,321	—	—
Employer contributions	10,341	9,853	5,224	4,757
Benefits paid	(3,281)	(3,079)	(5,224)	(4,757)

Fair value of assets at end of year	$77,742	$67,190	$—	$—

Funded status of plans
Funded status	$(13,466)	$(13,103)	$(178,450)	$(147,936)
Unrecognized actuarial loss	18,237	12,852	81,363	63,248
Unrecognized transition obligation	—	60	—	—
Unrecognized prior service cost	3,540	4,549	(4,544)	(5,422)

Net asset (liability) recognized	$8,311	$4,358	$(101,631)	$(90,110)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Pension		OPEB

	2005	2004	2005	2004

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$19,130	$15,043	$—	$—
Accrued benefit liability	(11,543)	(10,685)	(101,631)	(90,110)
Intangible asset	—	—	—	—
Accumulated other comprehensive loss	724	—	—	—

Net amount recognized	$8,311	$4,358	$(101,631)	$(90,110)

      Our pension plans projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit		Accumulated Benefit		Fair Value of
	Obligation		Obligation		Plan assets

	2005	2004	2005	2004	2005	2004

Hourly pension plan	$46,227	$43,941	$45,768	$43,512	48,464	$44,606
Salaried pension plan	32,140	27,300	26,609	22,579	29,278	22,584
Supplemental executive benefits pension plan (“SERB”)	12,841	9,052	11,544	9,052	—	—
      There are no plan assets in the SERB due to the nature of the plan.
      Net periodic benefit costs were comprised of the following elements:

	Year Ended December 31,

	Pension			OPEB

	2005	2004	2003	2005	2004	2003

Service cost	$4,015	$3,369	$3,339	$5,032	$4,082	$3,757
Interest cost	4,676	4,261	3,761	8,878	7,336	6,823
Expected return on plan assets	(5,899)	(4,750)	(3,454)	—	—	—
Net amortization and deferral	3,596	1,167	2,055	2,836	1,493	1,148

Net periodic cost	$6,388	$4,047	$5,701	$16,746	$12,911	$11,728

      Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension
	Benefits		OPEB

	2005	2004	2005	2004

Discount rate	5.50%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB

	2005	2004	2003	2005	2004	2003

Measurement date	12/31/2004	12/31/2003	12/31/2002	12/31/2004	12/31/2003	12/31/2002
Fiscal year end	12/31/2005	12/31/2004	12/31/2003	12/31/2005	12/31/2004	12/31/2003
Discount rate	5.75%	6.25%	6.50%	5.75%	6.25%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—
      In developing the long-term rate of return assumption for pension fund assets, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions. Projected returns are based on historical returns of broad equity and bond indices. We also considered our historical 10-year compound returns. We anticipate that our investments will generate long-term rates of return of 9.0%, based on target asset allocations discussed below.

Effect of Medicare Part D
      Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law on December 8, 2003. The approach used to measure this impact is based on our understanding of FASB Staff Position (“FSP”) 106-2 published May 19, 2004. The impact was recognized during 2004 on a prospective basis. The effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation by $22,901, a decrease of approximately 12.8% for Century. In addition, FSP 106-2 requires that employers disclose the effect of the Medicare Part D subsidy on the components of net periodic benefit cost.
      The following table shows the effect of the Medicare Part D Subsidy on the components of our 2005 net periodic postretirement benefit cost.

	Year Ended
	December 31, 2005

	Included	Excluded

Service cost	$5,032	$5,650
Interest cost	8,878	9,999
Expected return on plan assets	—	—
Net amortization and deferral	2,836	3,968

Net periodic cost	$16,746	$19,617

      For measurement purposes, medical cost inflation is initially 9%, declining to 5% over six years and thereafter.
      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2006:

	One Percent	One Percent
	Increase	Decrease

Effect on total of service and interest cost components	$1,381	$(1,275)
Effect on accumulated postretirement benefit obligation	$32,915	$(26,115)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century providing matching contributions of 60% of the first 6% of a participant’s annual compensation contributed to the savings plan. One half of our contribution is invested in the common stock of Century and the other half of our contribution is invested based on employee election. Our contributions to the savings plan were $560, $602 and $590 for the years ended December 31, 2005, 2004 and 2003, respectively. Shares of common stock of Century may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service. A year of service is defined as a plan year in which the employee works at least 1,000 hours.

Plan Assets
      Our pension plans weighted average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Pension Plan
	Assets At
	December 31,

	2005	2004

Equity securities	65%	65%
Debt securities	35%	35%

	100%	100%

      We seek a balanced return on plan assets through a diversified investment strategy. Our weighted average target allocation for plan assets is 65% equity securities and funds and 35% fixed income funds.
      Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows
Contributions
      We expect to contribute approximately $1,200 to our pension plans and approximately $5,000 to our other postretirement benefit plans for the year ending December 31, 2006.
Estimated Future Benefit Payments
      The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits

2006	$4,938	$4,969
2007	5,118	5,584
2008	5,348	6,177
2009	5,658	6,882
2010	5,741	7,572
Years 2011-2015	30,151	45,577

9.	Shareholders’ Equity
      Preferred Stock — Under our Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, with a par value of one cent per share, in one or more series. The authorized, but unissued preferred shares may be issued with such dividend rates, conversion privileges,

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
voting rights, redemption prices and liquidation preferences as the Board of Directors may determine, without action by shareholders. At December 31, 2005 and 2004, we had no outstanding Preferred Stock.
      Common Stock — In 2005, our shareholders voted to approve an amendment of our Restated Certificate of Incorporation to increase the total number of shares of common stock that Century has the authority to issue from 50 million to 100 million.

10.	Stock Based Compensation
      1996 Stock Incentive Plan — We adopted the 1996 Stock Incentive Plan (the “Stock Incentive Plan”) for the purpose of awarding performance share units and granting qualified incentive stock options and nonqualified stock options to our salaried officers and other key employees. The Stock Incentive Plan was amended in 2005 and its term was extended four years through February 28, 2015. Additionally, the number of shares available for issuance was increased 2,000,000 shares to a total of 5,000,000 shares and non-employee directors will be eligible for awards under the Stock Incentive Plan, as amended. Granted stock options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates, and have a term of 10 years. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.
      The Stock Incentive Plan provides for grants of performance share units upon the passage of time or the attainment of certain established performance goals. As of December 31, 2005, approximately 518,000 performance share units have been authorized and will vest upon the attainment of the performance goals.
      We recognized $4,437, $2,761, and $2,254 of expense related to the Stock Incentive Plan in 2005, 2004 and 2003, respectively. Service based performance share units do not affect the issued and outstanding shares of common stock until conversion at the end of the vesting periods. However, the service based performance share units are considered common stock equivalents and therefore are included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations. Goal based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.
      Non-Employee Directors Stock Option Plan — We adopted a non-employee directors’ stock option plan for the purpose of granting non-qualified stock options to non-employee directors. The number of shares available under this plan is 200,000, of which options for 179,000 shares have been awarded. The initial options vest one-third on the grant date and an additional one-third on each of the first and second anniversary dates. Subsequent options vest one-fourth each calendar quarter. Each option granted under this plan will be exercisable for a period of 10 years from the date of grant.
      A summary of the status of our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan as of December 31, 2005, 2004 and 2003 and changes during the year ended on those dates is presented below:

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Options	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	321,430	$16.15	677,020	$12.94	691,200	$12.58
Granted	221,850	24.79	90,750	23.54	161,750	14.06
Exercised	(86,952)	13.07	(445,840)	12.73	(60,630)	12.48
Forfeited	(2,667)	22.14	(500)	7.98	(115,300)	12.70

Outstanding at end of year	453,661	$20.93	321,430	$16.15	677,020	$12.94

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

	Number	Weighted Avg.		Number	Weighted
	Outstanding at	Remaining	Weighted Avg.	Exercisable at	Avg. Exercise
Range of Exercise Prices	12/31/05	Contractual Life	Exercise Price	12/31/05	Price

$23.18 to $30.05	307,269	9.5 years	$24.45	108,063	$24.41
$12.86 to $19.01	98,890	4.4 years	$15.83	98,890	$15.83
$ 7.03 to $11.59	47,502	5.7 years	$8.81	47,502	$8.81

	453,661			254,455

11.	Earnings (Loss) Per Share
      Basic earnings per common share (“EPS”) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. In accordance with current accounting guidance, for the purpose of calculating EPS, the cumulative preferred stock dividends accumulated for the period were deducted from net income, as if declared. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table provides a reconciliation of the computation of the basic and diluted earnings (loss) per share for income (loss) before cumulative effect of change in accounting principle (shares in thousands):

	For the fiscal Year Ended December 31,

				2004			2003
	2005			Restated			Restated

	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share

Income (loss) before cumulative effect of change in accounting principle	$(116,255)			$33,482			$3,922
Less: Preferred stock dividends	—			(769)			(2,000)

Basic EPS:
Income (loss) applicable to common shareholders	(116,255)	32,136	$(3.62)	32,713	28,668	$1.14	1,922	21,073	$0.09
Effect of Dilutive Securities:
Plus:
Incremental Shares from assumed conversion	—	—
Options	—	—		—	107		—	26

Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(116,255)	32,136	$(3.62)	$32,713	28,775	$1.14	$1,922	21,099	$0.09

      For the period ended December 31, 2005, 453,661 options to purchase common stock and 59,000 performance share grants were outstanding, but were excluded from the calculation of diluted earnings per share because of the antidilutive effect. For the periods ended December 31, 2004 and 2003, 2,500 and 59,750 options to purchase common stock, respectively, were excluded from the calculation of diluted earnings per share because of the antidilutive effect. In 2003, convertible preferred stock, convertible at the holder’s option into 1,395,089 shares of our common stock, was excluded in the computation of dilutive EPS because of their antidilutive effect.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2005 and 2004, we assumed no conversion of our outstanding 1.75% convertible senior notes in calculating dilutive EPS because the conversion price had not been met.

12.	Income Taxes
      Significant components of the income tax expense, before minority interest, equity in earnings in joint venture, and cumulative effect of a change in accounting principle consist of the following:

	Year Ended December 31,

	2005	2004	2003

Current:
U.S. federal current benefit (expense)	$18,136	$(6,378)	$—
State current benefit (expense)	2,727	—	(708)

Total current	20,863	(6,378)	(708)

Deferred:
U.S. federal deferred benefit (expense)	61,325	(8,748)	(310)
Foreign deferred expense	(10,348)	(2,084)	—
State deferred benefit (expense)	8,857	(986)	(77)

Total deferred tax benefit (expense)	59,834	(11,818)	(387)

Total income tax benefit (expense)	$80,697	$(18,196)	$(1,095)

      A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) before cumulative effect of a change in accounting principle is as follows:

	2005	2004	2003

Federal statutory rate	35%	35%	35%
Effect of:
Permanent differences	—	—	(19)
State taxes, net of Federal benefit	4	1	11
Foreign earnings not taxed	(7)	—	—
Foreign taxes	5	—	—
Equity earnings in joint ventures	2	—	—

	39%	36%	27%

      Permanent differences primarily relate to our settlement of prior year tax examinations, meal and entertainment disallowance, certain state income tax credits and other nondeductible expenses.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2005	2004

Deferred tax assets:
Accrued postretirement benefit cost	$32,393	$17,721
Accrued liabilities	9,359	9,930
NOL carried forward	—	5,425
Pension	2,998	5,925
Derivative and hedging contracts	114,939	—
Foreign tax credit	16,459	11,359
Valuation allowance	(11,359)	(11,359)
Equity contra — other comprehensive loss	51,442	29,739
Other	1,304	—

Total deferred tax assets	217,535	68,740
Deferred tax liabilities:
Tax over financial statement depreciation	(109,545)	(107,825)
Unrepatriated foreign earnings	(8,449)	(3,500)
Foreign basis differences	(10,566)	—
Other	(12,107)	(1,046)

Net deferred tax asset (liability)	$76,868	$(43,631)

      The net deferred tax asset of $76,868 at December 31, 2005, is net of a non-current deferred foreign income tax liability of $16,890 and includes $37,705 of current deferred tax assets and $56,053 of non-current deferred tax assets.
      We have not recorded deferred income taxes applicable to unrepatriated foreign earnings that are permanently reinvested outside the United States. If Nordural’s earnings were not permanently reinvested, an additional deferred tax liability of $7,015 would have been reported at December 31, 2005.

13.	Contingencies and Commitments
     Environmental Contingencies
      We believe our current environmental liabilities do not have, and are not likely to have, a material adverse effect on our financial condition, results of operations or liquidity. However, there can be no assurance that future requirements or conditions at currently or formerly owned or operated properties will not result in liabilities which may have a material adverse effect.
      Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) continues to perform remedial measures at Ravenswood pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA. We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire is to perform all obligations under the ROD. Century Aluminum of Kentucky LLC (“Century Kentucky”) has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.
      Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed — Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through December 31, 2005, we have expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $200, which may be offset in part by sales of recoverable hydrocarbons.
      In May 2005, Century and Vialco were among the defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands. The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery. Lockheed has tendered indemnity and defense of the case to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. The complaint seeks unspecified monetary damages, costs and attorney fees.
      It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $532 and $596 at December 31, 2005 and December 31, 2004, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
      Because of the issues and uncertainties described above, and our inability to predict the requirements of the future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on our future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on our financial condition, results of operations, or liquidity.
     Legal Contingencies
      We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental and safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on our financial condition, results of operations, or liquidity.
     Power Commitments
      Hawesville currently purchases substantially all of its power from Kenergy Corporation (“Kenergy”), a local retail electric cooperative, under a fixed price power supply contract that expires at the end of 2010. Kenergy acquires the power it provides to Hawesville mostly from a subsidiary of LG&E Energy Corporation

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(“LG&E”), with delivery guaranteed by LG&E. We recently priced 131 megawatts (“MW”) of previously unpriced power for 2006. All of Hawesville’s power requirements are at fixed prices, except for 2.5% (or 12 MW) which will remain variably priced. However, Hawesville’s unpriced power requirements increase to 27% (130 MW) of its power requirements in calendar years 2007 through 2010. We are reviewing our options for our unpriced energy requirements.
      We purchased all of the electricity requirements for Ravenswood from Ohio Power Company, a unit of American Electric Power Company, under a fixed price power supply agreement that ran through December 31, 2005. Under Ravenswood’s new power contract, Appalachian Power Company supplies power to Ravenswood. After December 31, 2007, Century Aluminum of West Virginia, Inc. may terminate the agreement by providing 12 months notice of termination. Power delivered under the new power supply agreement will be as set forth in currently published tariffs. Appalachian Power Company filed a rate case on September 26, 2005, seeking increases in its tariff rates. It has advised Century it expects those rates to become effective July 1, 2006. We intend to contest the rate increase.
      Mt. Holly purchases all of its power from the South Carolina Public Service Authority at rates established by published schedules. Mt. Holly’s current power contract expires December 31, 2015. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.
      The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a long-term contract due to expire in 2019. The power delivered by Landsvirkjun is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources. For the expansion, Nordural has entered into a power contract with Hitaveita Sudurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) to supply of the power required for the 130,000 metric tons of capacity. The price for power delivered by HS and OR is also LME-based. In addition, OR has conditionally agreed to supply the power required to further expand the plant’s production capacity to 260,000 metric tons per year by late 2008. Power under these agreements will be generated from geothermal resources and prices will be LME-based. Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should HS or OR be unable to meet the obligations of their contract to provide power for the Nordural expansion.
     Labor Commitments
      Approximately 82% of our U.S. based work force are represented by the United Steelworker’s of America (the “USWA”) and are working under agreements that expire as follows: March 31, 2006 (Hawesville) and May 31, 2006 (Ravenswood).
      Approximately 89% of Nordural’s work force is represented by six labor unions under an agreement that expires on December 31, 2009.
     Other Commitments and Contingencies
      Our income tax returns are periodically examined by various tax authorities. We are currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. We are reviewing the issues raised by the IRS and have filed an administrative appeal with the IRS, contesting the proposed tax deficiencies. We believe our tax position is well supported and based on current information, we do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.
      At December 31, 2005 and December 31, 2004, we had outstanding capital commitments related to the Nordural expansion of $89,910 and $218,800, respectively. Our cost commitments for the Nordural expansion

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.

14.	Forward Delivery Contracts and Financial Instruments
      As a producer of primary aluminum products, we are exposed to fluctuating raw material and primary aluminum prices. We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
     Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing

Alcan Metal Agreement(1)	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Based on U.S. Midwest market
Glencore Metal Agreement I(2)	Glencore	50,000 metric tons per year (“mtpy”)	Through December 31, 2009	LME-based
Glencore Metal Agreement II(3)	Glencore	20,000 mtpy	Through December 31, 2013	Based on U.S. Midwest market
Southwire Metal Agreement(4)	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Based on U.S. Midwest market

(1)	Alcan has the right, upon 12 months notice, to reduce its purchase obligations by 50% under this contract.

(2)	We account for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. We have not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(3)	We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Tolling Contracts

Contract	Customer	Volume	Term	Pricing

Billiton Tolling Agreement(1)(2)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Tolling Agreement(3)(4)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1)	Substantially all of Nordural’s existing sales consist of tolling revenues earned under a long-term Alumina Supply, Toll Conversion and Aluminum Metal Supply Agreement (the “Billiton Tolling Agreement”) between Nordural and a subsidiary of BHP Billiton Ltd (together with its subsidiaries, “BHP Billiton”). Under the Billiton Tolling Agreement, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum.

(2)	In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the per annum production capacity at Nordural effective upon the completion of the expansion.

(3)	Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. The term of the agreement is expected to begin in July 2006.

(4)	In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum AS (“Hydro”) for the period 2007 to 2010.
      Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 107,546 metric tons and 113,126 metric tons of primary aluminum at December 31, 2005 and December 31, 2004, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 4,643 metric tons and 6,033 metric tons of primary aluminum at December 31, 2005 and December 31, 2004, respectively, of which 186 metric tons were with Glencore at December 31, 2005 and none were with Glencore at December 31, 2004.
     Financial Sales Agreements
      To mitigate the volatility in our unpriced forward delivery contracts, we enter into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts are accounted for as cash flow hedges

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
depending on our designation of each contract at its inception. Glencore is the counterparty for all of the contracts summarized below:
Primary Aluminum Financial Sales Contracts as of:

	December 31, 2005			December 31, 2004

	Cash Flow			Cash Flow
	Hedges	Derivatives	Total	Hedges	Derivatives	Total

	(Metric Tons)
2005	—	—	—	193,083	—	193,083
2006	142,750	51,000	193,750	142,750	25,200	167,950
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	75,000	84,000
2009	—	105,000	105,000	—	75,000	75,000
2010	—	105,000	105,000	—	75,000	75,000
2010-2015	—	375,000	375,000	—	—	—

Total	271,250	786,600	1,057,850	464,333	300,600	764,933

      Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 760,800 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at December 31, 2005 or December 31, 2004.
      Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
Natural Gas Financial Purchase Contracts as of:

	December 31,

	2005	2004

	(Thousands
	of DTH)
2005	—	2,880
2006	1,680	480
2007	780	480
2008	480	480

Total	2,940	4,320

      Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of December 31, 2005, an accumulated other comprehensive loss of $54,510 is expected to be reclassified as a reduction to earnings over the next 12 month period.
      The forward financial sales and purchase contracts are subject to the risk of non-performance by the counterparties. However, we only enter into forward financial contracts with counterparties we determine to be creditworthy. If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Asset Retirement Obligations
      With the adoption of SFAS No. 143 on January 1, 2003, we recorded an ARO asset of $6,848, net of accumulated amortization of $7,372, a deferred tax asset of $3,430 and an ARO liability of $14,220. The net amount initially recognized as a result of applying the Statement is reported as a cumulative effect of a change in accounting principle. We recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle.
      Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our facilities.
      We adopted FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations” in 2005, and recorded an adjustment to our asset retirement obligations, the effect of which was not material.
      The reconciliation of the changes in the asset retirement obligations is presented below:

	For the Year Ended
	December 31,

	2005	2004

Beginning balance, ARO liability	$17,232	$16,495
Additional ARO liability incurred	1,849	1,383
ARO liabilities settled	(3,330)	(3,379)
Accretion expense	1,370	2,733
FIN 47 adoption	(5,313)	—

Ending balance, ARO liability	$11,808	$17,232

16.	Related Party Transactions
      The significant related party transactions occurring during the years ended December 31, 2005, 2004, and 2003, are described below.
      The Chairman of the Board of Directors of Century is a member of the Board of Directors of Glencore International AG. One of Century’s Board members is the Chairman of the Board of Directors of Glencore International AG.
      We enter into forward financial sales and hedging contracts with Glencore to help manage exposure to fluctuating primary aluminum prices. Management believes that all of our forward financial sales and hedge contracts with Glencore approximated market at the time of placing the contracts.
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
      Century of Kentucky has purchased alumina in transactions with Gramercy at prices which management believes approximated market.
      Mr. Stuart M. Schreiber, a director, is the managing director and owner of Integis, Inc., which we paid approximately $840 in fees for management and executive search services provided to us in 2005.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2003, all of Century’s facilities participated in primary aluminum swap arrangements with Glencore at prices which management believes approximated market.
     Summary
      A summary of the aforementioned related party transactions for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Net sales to Glencore	$171,027	$163,209	$121,886
Purchases from Glencore	129,757	131,427	99,185
Management fees from Glencore	—	—	121
Gramercy alumina purchases	138,022	26,680	—
      See Note 14 for a discussion of our fixed-price commitments, forward financial contracts, and contract settlements with related parties.

17.	Supplemental Cash Flow Information

	Year Ended December 31,

	2005	2004	2003

Cash paid for:
Interest	$30,358	$37,587	$40,289
Income taxes	12,649	248	257
Cash received from:
Interest	1,388	1,088	341
Income tax refunds	—	80	9,489
Non-cash investing activities:
Accrued Nordural expansion costs	6,170	5,591	—
     Non-Cash Activities
      In the year ended December 31, 2005, we had a significant non-cash equity transaction. In the second quarter of 2005, we issued approximately 59,000 shares of common stock to satisfy a performance share liability of $1,965 to certain key employees. In the year ended December 31, 2004, we had two significant non-cash equity transactions. In April 2004, we issued approximately 67,000 shares of common stock to satisfy a performance share liability of $1,630 to certain key employees. Additionally, in May 2004, Glencore exercised its option to convert its shares of cumulative convertible preferred stock. We issued 1,395,089 shares of common stock in exchange for Glencore’s $25,000 of preferred stock. During 2003, we incurred $40,000 of borrowings in the form of seller financing related to the acquisition of the 20% interest in Hawesville.
      During the years ended December 31, 2005, 2004 and 2003, we capitalized interest cost incurred in the construction of equipment of $8,711, $668 and $685, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Business Segments
      We operate in one reportable business segment, primary aluminum.
      A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment Assets(1)	2005	2004	2003

Primary	$1,648,351	$1,307,168	$787,017
Corporate, Unallocated	29,080	25,385	17,225

Total Assets	$1,677,431	$1,332,553	$804,242

(1)	Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.
     Geographic information
      Included in the consolidated financial statements are the following amounts related to geographic locations:

	2005	2004	2003

Net Sales:
United States	$992,442	$974,481	$779,229
Other	139,920	86,266	3,250
Long-lived assets:
United States	$604,411	$615,618	$622,921
Other	722,474	431,161	—
     Major Customer information
      In 2005, we had four major customers whose sales revenue exceeded 10% of our net sales. In 2004 and 2003, we had three major customers whose sales revenue exceeded 10% of our net sales. The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,

	2005		2004		2003

	$	%	$	%	$	%

Alcan	356,347	31.5	301,033	28.4	198,448	25.4
Southwire	294,468	26.0	258,320	24.4	199,067	25.4
Glencore	171,027	15.1	163,209	15.4	121,886	15.6
BHP Billiton	137,736	12.2	—	—	—	—

19.	Quarterly Information (Unaudited)
      The following information includes the results from Nordural since we acquired it in April 2004 and the equity in earnings of the GAL and SABL joint venture since we acquired our interest in October 2004.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Financial results by quarter for the years ended December 31, 2005 and 2004 (restated for change in accounting principle) are as follows:

				Net Income
			Net Income	(Loss) Per
	Net Sales	Gross Profit	(Loss)	Share

2005:
4th Quarter(2)	$292,874	$34,704	$(148,658)	$(4.62)
3rd Quarter(3)	270,836	30,058	(20,071)	(0.62)
2nd Quarter	283,256	45,348	40,744	1.27
1st Quarter	285,396	51,567	11,730	0.37
2004:
4th Quarter	$290,603	$56,773	$24,643	$0.77
3rd Quarter(1)	274,317	43,482	(15,973)	(0.50)
2nd Quarter	263,733	46,679	19,219	0.63
1st Quarter	232,094	38,353	5,593	0.24

(1)	The third quarter 2004 net income includes a charge of $30,367, net of tax, for a loss on the early extinguishment of debt.

(2)	The fourth quarter of 2005 net income includes a charge of $164,620, net of tax, for loss on forward contracts.

(3)	The third quarter of 2005 net income includes a charge of $34,228, net of tax, for loss on forward contracts.

20.	Condensed Consolidating Financial Information
      Our 7.5% senior notes due 2014 and 1.75% convertible senior notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries. These notes are not guaranteed by our foreign subsidiaries (the “Non-Guarantor Subsidiaries”). During the second quarter of 2005, Century Aluminum of Kentucky, LLC (the “LLC”) became a guarantor subsidiary. In the periods presented prior to 2005, the LLC was classified with the Non-Guarantor Subsidiaries. We allocate corporate expenses or income to our subsidiaries. For the years ended December 31, 2005, 2004, and 2003 we allocated total corporate expenses of $2,211, $1,452 and $9,139 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.
      The following summarized condensed consolidating balance sheets as of December 31, 2005 and December 31, 2004, condensed consolidating statements of operations for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 and the condensed consolidating statements of cash flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.
      This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$—	$19,005	$(1,253)	$—	$17,752
Restricted cash	2,028	—	—	—	2,028
Accounts receivable — net	73,540	9,476	—	—	83,016
Due from affiliates	60,246	—	703,995	(745,603)	18,638
Inventories	96,347	15,372	—	(283)	111,436
Prepaid and other assets	7,693	8,627	7,598	—	23,918
Deferred taxes — current portion	46,339	—	—	(8,634)	37,705

Total current assets	286,193	52,480	710,340	(754,520)	294,493
Investment in subsidiaries	15,205	—	146,166	(161,371)	—
Property, plant and equipment — net	458,618	613,368	308	(2,136)	1,070,158
Intangible asset — net	74,643	—	—	—	74,643
Goodwill	—	94,844	—	—	94,844
Other assets	54,049	8,951	156,242	(75,949)	143,293

Total assets	$888,708	$769,643	$1,013,056	$(993,976)	$1,677,431

Liabilities and Shareholders’ Equity:
Accounts payable — trade	$36,670	$25,249	$—	$—	$61,919
Due to affiliates	138,615	52,208	15,485	(47,626)	158,682
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	19,994	3,357	31,514	(1,150)	53,715
Accrued and other current liabilities	—	581	—	—	581
Accrued employee benefits costs — current portion	8,139	—	1,194	—	9,333
Deferred tax liability — current	—	—	8,634	(8,634)	—
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	211,233	81,395	231,827	(57,410)	467,045

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	230,436	—	—	230,436
Revolving credit facility			8,069	—	8,069
Accrued pension benefit costs — less current portion	—	—	10,350	—	10,350
Accrued postretirement benefit costs — less current portion	95,731	—	929	—	96,660
Other liabilities/intercompany loan	397,778	327,073	—	(696,841)	28,010
Due to affiliates — less current portion	58,090	—	279,326	—	337,416
Deferred taxes	83,019	12,225	—	(78,354)	16,890

Total noncurrent liabilities	634,618	569,734	548,674	(775,195)	977,831

Shareholders’ equity:
Common stock	60	12	322	(72)	322
Additional paid-in capital	259,148	85,190	419,009	(344,338)	419,009
Accumulated other comprehensive income (loss)	(90,953)	—	(91,418)	90,953	(91,418)
Retained earnings (accumulated deficit)	(125,398)	33,312	(95,358)	92,086	(95,358)

Total shareholders’ equity	42,857	118,514	232,555	(161,371)	232,555

Total liabilities and shareholders’ equity	$888,708	$769,643	$1,013,056	$(993,976)	$1,677,431

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004
(Restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Assets:
Cash and cash equivalents	$185	$1,759	$42,224	$—	$44,168
Restricted cash	1,174	504	—	—	1,678
Accounts receivable — net	71,051	8,449	76	—	79,576
Due from affiliates	168,328	8,142	684,458	(846,557)	14,371
Inventories	72,264	39,020	—	—	111,284
Prepaid and other assets	1,514	4,299	4,242	—	10,055
Deferred taxes — current portion	24,349	293	—	—	24,642

Total current assets	338,865	62,466	731,000	(846,557)	285,774
Investment in subsidiaries	66,393	—	270,178	(336,571)	—
Property, plant and equipment — net	464,418	341,692	140	—	806,250
Intangible asset — net	—	86,809	—	—	86,809
Goodwill	—	95,610	—	—	95,610
Other assets	20,391	16,792	20,927	—	58,110

Total assets	$890,067	$603,369	$1,022,245	$(1,183,128)	$1,332,553

Liabilities and Shareholders’ Equity:
Accounts payable — trade	$12,000	$35,479	$—	$—	$47,479
Due to affiliates	83,819	1,911	162,150	(163,065)	84,815
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	15,545	10,023	27,741	—	53,309
Long term debt — current portion	—	704	9,878	—	10,582
Accrued employee benefits costs — current portion	6,507	1,951	—	—	8,458
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	125,686	50,068	374,769	(163,065)	387,458

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	80,711	—	—	80,711
Accrued pension benefit costs — less current portion	—	—	10,685	—	10,685
Accrued postretirement benefit costs — less current portion	56,947	27,812	790	—	85,549
Other liabilities/intercompany loan	479,213	239,124	—	(683,376)	34,961
Due to affiliates — less current portion	30,416	—	—	—	30,416
Deferred taxes	47,509	19,379	1,501	(116)	68,273

Total noncurrent liabilities	614,085	367,026	262,976	(683,492)	560,595

Shareholders’ Equity:
Common stock	59	13	320	(72)	320
Additional paid-in capital	188,424	242,818	415,453	(431,242)	415,453
Accumulated other comprehensive income (loss)	(51,665)	(521)	(52,186)	52,186	(52,186)
Retained earnings (accumulated deficit)	13,478	(56,035)	20,913	42,557	20,913

Total shareholders’ equity	150,296	186,275	384,500	(336,571)	384,500

Total liabilities and shareholders’ equity	$890,067	$603,369	$1,022,245	$(1,183,128)	$1,332,553

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net sales:
Third-party customers	$824,072	$137,263	$—	$—	$961,335
Related parties	171,027	—	—	—	171,027

	995,099	137,263	—	—	1,132,362
Cost of goods sold	884,241	95,820	—	(9,376)	970,685

Gross profit (loss)	110,858	41,443	—	9,376	161,677
Selling, general and admin expenses	34,314	459	—	—	34,773

Operating income	76,544	40,984	—	9,376	126,904
Interest expense — third party	(24,832)	(836)	—	—	(25,668)
Interest expense — affiliates	24,451	(24,451)	—	—	—
Interest income	1,011	356	—	—	1,367
Net gain (loss) on forward contracts	(309,698)	—	—	—	(309,698)
Loss on early extinguishment of debt	(835)	—	—	—	(835)
Other income (expense) — net	(428)	703	—	—	275

Income (loss) before taxes and equity in earnings (loss) of subsidiaries	(233,787)	16,756	—	9,376	(207,655)
Income tax (expense) benefit	81,803	2,298	—	(3,404)	80,697

Net income (loss) before equity in earnings (loss) of subsidiaries	(151,984)	19,054	—	5,972	(126,958)
Equity earnings (loss) of subsidiaries and joint ventures	8,847	4,932	(116,255)	113,179	10,703

Net income (loss)	$(143,137)	$23,986	$(116,255)	$119,151	$(116,255)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004 (Restated)

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated

Net sales:
Third-party customers	$811,705	$85,833	$—	$—	$897,538
Related parties	163,209	—	—	—	163,209

	974,914	85,833	—	—	1,060,747
Cost of goods sold	805,267	407,650	—	(337,457)	875,460
Reimbursement from owners	—	(337,738)	—	337,738	—

Gross profit (loss)	169,647	15,921	—	(281)	185,287
Selling, general and admin expenses	24,916	—	—	—	24,916

Operating income (loss)	144,731	15,921	—	(281)	160,371
Interest expense — third party	(36,281)	(3,665)	—	—	(39,946)
Interest expense — related party	(380)	(9,078)	—	9,078	(380)
Interest income	9,872	172	—	(8,958)	1,086
Net gain (loss) on forward contracts	(21,521)	—	—	—	(21,521)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense) — net	(1,380)	43	—	32	(1,305)

Income (loss) before taxes and equity in earnings (loss) of subsidiaries	47,593	3,393	—	(129)	50,857
Income tax (expense) benefit	(17,218)	(5,709)	—	4,731	(18,196)

Net income (loss) before equity in earnings (loss) of subsidiaries	30,375	(2,316)	—	4,602	32,661
Equity earnings (loss) of subsidiaries	(7,642)	821	33,482	(25,840)	821

Net income (loss)	$22,733	$(1,495)	$33,482	$(21,238)	$33,482

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2003 (Restated)

	Combined			Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiary	Company	Eliminations	Consolidated

Net sales:
Third-party customers	$660,593	$—	$—	$—	$660,593
Related parties	121,886	—	—	—	121,886

	782,479	—	—	—	782,479
Cost of goods sold	720,484	334,020	—	(315,395)	739,109
Reimbursement from owners	—	(315,519)	—	315,519	—

Gross profit (loss)	61,995	(18,501)	—	(124)	43,370
Selling, general and admin expenses	20,833	—	—	—	20,833

Operating income (loss)	41,162	(18,501)	—	(124)	22,537
Interest expense — third party	(41,248)	(124)	—	103	(41,269)
Interest expense — related party	(2,579)	—	—	—	(2,579)
Interest income	339	—	—	—	339
Net gain on forward contracts	25,691	—	—	—	25,691
Other income (expense) — net	(653)	(56)	—	21	(688)

Income (loss) before taxes, minority interest and cumulative effect of a change in accounting principle	22,712	(18,681)	—	—	4,031
Income tax (expense) benefit	(7,818)	—	—	6,723	(1,095)

Net income (loss) before minority interest and cumulative effect of a change in accounting principle	14,894	(18,681)	—	6,723	2,936
Minority interest	—	—	—	986	986

Net income (loss) before cumulative effect of a change in accounting principle	14,894	(18,681)	—	7,709	3,922
Cumulative effect of a change in accounting principle	(5,878)	—	—	—	(5,878)
Equity earnings (loss) of subsidiaries	(10,972)	—	(1,956)	12,928	—

Net income (loss)	$(1,956)	$(18,681)	$(1,956)	$20,637	$(1,956)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Combined	Combined
	Guarantor	Non-Guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated

Net cash provided by operating activities	$103,122	$31,814	$—	$134,936

Investing activities:
Purchase of property, plant and equipment	(15,515)	(2,176)	(336)	(18,027)
Nordural expansion	—	(280,086)	—	(280,086)
Acquisitions	—	—	(7,000)	(7,000)
Proceeds from sale of property, plant and equipment	6	118		124
Restricted cash deposits	(350)	—	—	(350)

Net cash used in investing activities	(15,859)	(282,144)	(7,336)	(305,339)

Financing activities:
Borrowings	—	222,937	—	222,937
Repayment of third party debt	—	(73,334)	(9,945)	(83,279)
Borrowings under revolving credit facility	—	—	8,069	8,069
Financing fees	—	(4,307)	(825)	(5,132)
Dividends	—	—	(16)	(16)
Intercompany transactions	(87,448)	122,280	(34,832)	—
Issuance of common stock	—	—	1,408	1,408

Net cash provided by (used in) financing activities	(87,448)	267,576	(36,141)	143,987

Net increase (decrease) in cash	(185)	17,246	(43,477)	(26,416)
Beginning cash and cash equivalents	185	1,759	42,224	44,168

Ending cash and cash equivalents	$—	$19,005	$(1,253)	$17,752

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
(RESTATED)

	Combined	Combined
	Guarantor	Non-Guarantor	The
	Subsidiaries	Subsidiaries	Company	Consolidated

Net cash provided by operating activities	$14,071	$91,757	$—	$105,828

Investing activities:
Purchase of property, plant and equipment	(6,814)	(8,426)	—	(15,240)
Nordural expansion	—	(59,784)	—	(59,784)
Acquisitions	—	—	(198,584)	(198,584)
Restricted cash deposits	(1,174)	(504)	—	(1,678)

Net cash used in investing activities	(7,988)	(68,714)	(198,584)	(275,286)

Financing activities:
Borrowings	—	883	425,000	425,883
Repayment of third party debt	—	(110,826)	(315,055)	(425,881)
Repayment of related party debt	—	—	(14,000)	(14,000)
Financing fees	—	—	(13,062)	(13,062)
Dividends	—	—	(3,311)	(3,311)
Intercompany transactions	(6,002)	88,659	(82,657)	—
Issuance of common stock	—	—	215,793	215,793

Net cash provided by (used in) financing activities	(6,002)	(21,284)	212,708	185,422

Net increase in cash and cash equivalents	81	1,759	14,124	15,964
Beginning cash and cash equivalents	104	—	28,100	28,204

Ending cash and cash equivalents	$185	$1,759	$42,224	$44,168

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2003
(RESTATED)

	Combined
	Guarantor	Non-Guarantor	The
	Subsidiaries	Subsidiary	Company	Consolidated

Net cash provided by operating activities	$72,825	$14,554	$—	$87,379

Investing activities:
Purchase of property, plant and equipment	(15,809)	(3,049)	—	(18,858)
Acquisitions	—	—	(59,837)	(59,837)

Net cash used in investing activities	(15,809)	(3,049)	(59,837)	(78,695)

Financing activities:
Payments	—	—	(26,000)	(26,000)
Financing fees	—	—	(297)	(297)
Dividends	—	—	(11)	(11)
Intercompany transactions	(57,657)	(11,505)	69,162	—
Issuance of common stock	—	—	736	736

Net cash provided by (used in) financing activities	(57,657)	(11,505)	43,590	(25,572)

Net decrease in cash and cash equivalents	(641)	—	(16,247)	(16,888)
Beginning cash and cash equivalents	745	—	44,347	45,092

Ending cash and cash equivalents	$104	$—	$28,100	$28,204

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
      As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
Internal Control over Financial Reporting
      The Management’s Annual Report on Internal Control over Financial Reporting is included herein at Item 8 prior to the Consolidated Financial Statement presentation.
      The Attestation Report of the Registered Public Accounting Firm is included herein at Item 8 prior to the Consolidated Financial Statement presentation.

Changes in Internal Control over Financial Reporting
      During the year ended December 31, 2005, we had changes in the following processes of internal control over financial reporting:

•	Nordural ehf converted information systems to SAP from Concord.

•	Century Aluminum of West Virginia converted information systems to SAP from Oracle.

•	We changed our payroll processing service to SAP from ADP.
      Apart from these items, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant
Our Executive Officers
      Executive officers are appointed by and serve at the discretion of the Board of Directors. Below is certain information concerning our executive officers as of March 10, 2006.

Name	Age	Position and Duration

Logan W. Kruger	55	President and Chief Executive Officer since December 2005.
Gerald J. Kitchen	65	Executive Vice President, General Counsel, Chief Administrative Officer and Secretary for more than five years.
David W. Beckley	61	Executive Vice President and Chief Financial Officer for more than five years.
Michael A. Bless	40	Executive Vice President and Chief Financial Officer of the Company since January 2006.
E. Jack Gates	64	Executive Vice President and Chief Operating Officer since October 2003; Vice President, Reduction Operations, of the Company since December 2000.
Daniel J. Krofcheck	52	Vice President and Treasurer of the Company for more than five years.
Giulio Casello	46	Vice President of Bauxite and Alumina Operations since December 2005.
Steve Schneider	50	Vice President and Corporate Controller since April 2002; Corporate Controller since April 2001.
Peter C. McGuire	58	Vice President and Associate General Counsel since April 2002; Associate General Counsel for more than five years.
      In December 2005, Logan Kruger succeeded Craig Davis as our President and Chief Executive Officer upon the retirement of Mr. Davis. Prior to joining the Company, Mr. Kruger served as President, Asia/ Pacific for Inco Limited, from September 2005 to November 2005; Executive Vice-President, Technical Services from September 2003 to September 2005; Chief Executive Officer of Anglo American Chile Ltd., from July 2002 through September 2003; and President and Chief Executive Officer, Hudson Bay Mining and Smelting Co., Limited, from September 1996 until June 2002. Craig Davis will continue to serve as Chairman of the Board.
      In January 2006, Michael Bless succeeded David Beckley as our Executive Vice President and Chief Financial Officer upon the resignation of Mr. Beckley. Prior to joining the Company, Mr. Bless served as managing director of M. Safra & Co., Inc., from February 2005 to January 2006 and Executive Vice President and Chief Financial Officer of Maxtor Corporation from August 2004 to October 2004. From August 1997 through January 2004, Mr. Bless served in a number of senior executive positions with Rockwell Automation, Inc. (formerly known as Rockwell International Corporation), a leading industrial automation hardware, software and services company, including as Senior Vice President and Chief Financial Officer from June 2001 to January 2004.
      Mr. Giulio Casello has served as Vice President of Bauxite and Alumina Operations since December 2005. Mr. Casello served as Vice President of Century Alumina, Inc. from September 2005 to December 2005. Prior to joining the Company, Mr. Casello served in a number of senior positions with Alcoa World Alumina Australia from 1986 to 2005, including as Director of Western Australian Operations from January

2003 to September 2005; General Manager of Alcoa World Chemicals from April 2001 to December 2002; and Kwinana Alumina Refinery Location Manager from April 1999 to April 2001.
Our Directors
      Our Board of Directors currently consists of 10 members, divided into three classes: Class I, Class II and Class III. Directors in each class are elected to serve for three-year terms, with each class standing for election in successive years. Set forth below is certain information concerning our directors.
Class I Directors with Terms to Expire in 2006

			Director
Name and Age		Business Experience; Other Directorships	Since

Logan W. Kruger	55	President and Chief Executive Officer since December 2005.	2005
Willy R. Strothotte	61	Chairman of the Board of Glencore International AG since 1994 and Chief Executive Officer from 1993 to December 2001; Chairman of the Board of Xstrata AG (formerly Südelektra Holding AG) since 1990. Mr. Strothotte was designated to serve as a director by Glencore International AG.	1996
Jarl Berntzen	39	Managing Director — Mergers and Acquisitions, ThinkEquity Partners LLC since March 2006. Senior Vice President, Barrington Associates, LLC from April 2005 to February 2006; Founder of Berntzen Capital Management, LLC from March 2003 to April 2005; Managing Director of Providence Capital, Inc. from September 2002 to March 2003; Vice President, Mergers & Acquisitions of Goldman, Sachs & Co. from July 1998 to December 2001.	2006
Stuart M. Schreiber	52	Founder and Managing Director of Integis, Inc. since 1997; partner of Heidrick & Struggles from 1988 to 1997.	1999
Roman A. Bninski	59	Partner, law firm of Curtis, Mallet-Prevost, Colt & Mosle LLP, since 1984.	1996
Class II Directors with Terms to Expire in 2007

			Director
Name and Age		Business Experience; Other Directorships	Since

John C. Fontaine	74	Of Counsel, law firm of Hughes Hubbard & Reed LLP since January 2000 and partner from July 1997 to December 1999; President of Knight-Ridder, Inc. from July 1995 to July 1997; Chairman of the Samuel H. Kress Foundation; Trustee of the National Gallery of Art.	1996

			Director
Name and Age		Business Experience; Other Directorships	Since

John P. O’Brien	64	Managing Director of Inglewood Associates Inc. since 1990; Chairman of Allied Construction Products since March 1993; Director of Oglebay Norton Company since April 2003; Director of International Total Services, Inc. from August 1999 to January 2003; Director of American Italian Pasta Company from March 1997 to November 2002; Chairman and CEO of Jeffrey Mining Products L.P. from October 1995 to June 1999.	2000
Class III Directors with Terms to Expire in 2008

			Director
Name and Age		Business Experience; Other Directorships	Since

Craig A. Davis	65	Chairman of the Board since August 1995; Chief Executive Officer from August 1995 to December 2002 and from October 2003 to December 13, 2005; Director of Glencore International AG since December 1993 and Executive of Glencore from September 1990 to June 1996.	1995
Robert E. Fishman, PhD	54	Executive Vice President of Calpine Corporation since 2001; President of PB Power, Inc. from 1998 to 2001 and Senior Vice President from 1991 to 1998.	2002
Jack E. Thompson	56	Director of Stillwater Mining Co. since 2002; Director of Phelps Dodge Corp. since 2003; Director of Tidewater Inc. since 2005; Vice Chairman of Barrick Gold Corporation from December 2001 to April 2005; Chairman of the Board and Chief Executive Officer of Homestake Mining Company from 1998 to 2001, and Chairman, President and Chief Executive Officer from 1998 to 1999; serves on the advisory board of Resource Capital Funds III, LLP	2005
      Two of our Class I directors, Mr. Roman Bninski and Mr. Stuart Schreiber, each notified the Board of Directors on March 8, 2006 that they will not stand for reelection when their current terms expire on the date of our 2006 annual meeting of stockholders. On March 8, 2006, the Board elected Jarl Berntzen to serve as a Class I director.

Independent Directors
      For the year ended December 31, 2005, the Board of Directors determined that each of Roman A. Bninski, Robert E. Fishman, John C. Fontaine, Jack E. Thompson and John P. O’Brien is “independent” under the criteria established by NASDAQ. Mr. Jarl Berntzen, who was elected to the board on March 8, 2006, also is independent.

Board Committees and Meetings
      The table below identifies the members of each committee of our Board of Directors during the year ended December 31, 2005 and the number of times each committee met in 2005. Effective December 9, 2005, Mr. Fishman and Mr. Thompson were appointed to the Governance and Nominating Committee and

Mr. O’Brien resigned from that committee. Effective March 8, 2006, Mr. Fontaine was replaced on the Audit Committee by Jarl Berntzen, who was elected to the board on March 8, 2006.

Governance &
Name	Audit	Compensation	Nominating

Robert E. Fishman	X
John C. Fontaine	X	X	X
John P. O’Brien	X	X	X
Jack E. Thompson	X	X	X

Total meetings in fiscal 2005	4	8	23

     Audit Committee
      The Audit Committee’s responsibilities include:

•	overseeing the financial reporting process for which management is responsible;

•	approving the engagement of the independent auditors;

•	monitoring the independence of the independent auditors and reviews;

•	approving all audit and non-audit services and fees to the independent auditors;

•	reviewing the scope and results of the audit with the independent auditors;

•	reviewing the scope and results of internal audit procedures with our internal auditors;

•	evaluating and discussing with the independent auditors and management the effectiveness of our system of internal accounting controls;

•	approving transactions with Glencore International AG and its subsidiaries (collectively, “Glencore”); and

•	making inquiries into other matters within the scope of its duties.
      The Board of Directors has determined that Mr. O’Brien, Chairman of the Audit Committee, is an “audit committee financial expert,” as defined in Item 401(h) of Regulation S-K under the Securities Act of 1933, as amended. Each member of this committee is an independent director and meets each of the other requirements for audit committee members under applicable NASDAQ listing standards.

Directors’ Compensation
      Directors that are also full-time salaried employees are not compensated for their service on the board or on any board committee. Non-employee directors receive an annual retainer of $25,000 for their services. In addition, each non-employee director received a fee of $2,000 during 2005 for each board or board committee meeting attended. Mr. O’Brien, as Chairman of the Audit Committee, receives an additional $5,000 annual retainer and an additional $1,000 per Audit Committee meeting attended. All directors are reimbursed for their travel and other expenses incurred in attending board and board committee meetings.
      Each non-employee director receives a one-time grant of options to purchase 10,000 shares of our common stock. Mr. Bninski’s grant became effective upon the closing of the Company’s initial public offering at an exercise price equal to the initial public offering price, while grants to Messrs. Berntzen, Fishman, Fontaine, O’Brien, Schreiber, Strothotte and Thompson became effective upon their election as directors at an exercise price equal to the market price of our common stock at such times. One-third of the options vest on the grant date, and an additional one-third vest on each of the first and second anniversaries of the grant date. In addition, each non-employee director continuing in office after the annual meeting of stockholders each year receives an annual grant of options at an exercise price equal to the market price of such shares on the date of the grant. During 2005, non-employee directors each received options to purchase 3,000 shares.

Changes to Nominating Procedures
      There were no material changes to the procedures by which our stockholders may recommend nominees to the board since the proxy statement for our 2005 annual meeting of stockholders.

Code of Ethics
      We have adopted a code of ethics that applies to all employees. A copy of the code of ethics is available on our Internet website at www.centuryaluminum.com and a copy will be mailed to any person, without charge, upon written request addressed to:

Corporate Secretary Century Aluminum Company 2511 Garden Road, Bldg. A, Suite 200 Monterey, California 93940
      We intend to disclose any amendments to or waivers of our code of ethics on behalf of our Chief Executive Officer, Chief Financial Officer, Controller, and persons performing similar functions, on our website at the Internet website address set forth above.
Compensation Committee Interlocks and Insider Participation
      During 2005, the members of the Compensation Committee were John C. Fontaine, Jack E. Thompson and John P. O’Brien. No member of this committee was at any time during 2005 or at any other time an officer or employee of Century or any of our subsidiaries.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons owning more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of our equity securities. These same persons are also required to furnish us with copies of all such forms. Based solely on a review of the copies of the forms furnished to us and, in certain cases, written representations that no Form 5 filings were required, we believe that, with respect to the 2005 fiscal year, all required Section 16(a) filings were timely made, except that the Form 3 for Mr. Guilio Casello was not timely filed.

Item 11.	Executive Compensation

Summary Compensation Table
      The following table sets forth the compensation earned by each person who served as chief executive officer during 2005 and the four other most highly compensated executive officers (referred to collectively as the “Named Executive Officers”) for services rendered to us in all capacities for each of the last three fiscal years.
Summary Compensation Table

		Annual Compensation			Long-Term
					Compensation
				Other	Awards/Payouts
				Annual
Name and				Compensation	LTIP	All Other
Principal Position	Year	Salary ($)	Bonus ($)	($)(1)	Payouts ($)(2)	Compensation ($)(3)

Logan W. Kruger(4)	2005	$62,500	$475,000	—	—	—
Chief Executive Officer	2004	—	—	—	—	—
and President	2003	—	—	—	—	—
Craig A. Davis(4)	2005	$876,562	$3,658,750	—	$1,360,578	$7,650
Chairman and Chief	2004	$809,167	$1,810,000	—	$1,233,515	$9,600
Executive Officer	2003	$558,333	$525,000	—	$1,092,036	$8,400
Gerald J. Kitchen	2005	$298,167	$215,000	—	$562,983	$12,074
Executive Vice President,	2004	$281,292	$497,775	—	$339,591	$24,848
General Counsel,	2003	$269,333	$130,000	—	$292,917	$27,179
Chief Administrative
Officer and Secretary
David W. Beckley(5)	2005	$295,667	$337,500	—	$557,162	$11,365
Executive Vice President	2004	$279,083	$431,200	—	$335,971	$13,065
and Chief Financial	2003	$266,896	$129,000	—	$289,929	$10,845
Officer
E. Jack Gates(6)	2005	$332,292	$225,000	—	$476,207	$11,681
Executive Vice President	2004	$310,417	$511,250	—	$207,019	$14,249
and Chief Operating	2003	$235,842	$125,000	—	$165,539	$13,114
Officer
Daniel J. Krofcheck	2005	$206,375	$100,000	—	$302,655	$10,845
Vice President and	2004	$195,292	$341,700	—	$173,164	$13,202
Treasurer	2003	$187,135	$86,000	$5,795	$159,340	$14,456

(1)	Represents reimbursement of interest on funds borrowed to pay estimated taxes due upon the vesting of performance share grants.

(2)	On March 7, 2006, our compensation committee awarded performance share units to the Named Executive Officers based on our attainment of certain award targets for the three-year period from 2003 through 2005. LTIP Payouts for 2005 represent the value realized by the Named Executive Officers for performance share units that vested based on our achievement of award targets for the three-year period from 2003 through 2005. The value of the vested performance share units was calculated using a per share price of $36.27, the average of the high and low sales price of our common stock on the NASDAQ National Market on March 7, 2006, the date of vesting. See “Long-Term Incentive Plan Awards Table.” LTIP Payouts for 2004 represent the value realized by the Named Executive Officers for performance share units that vested based on our achievement of award targets for the three-year period from 2002 through 2004. The value of the vested performance share units was calculated using a per share price of $33.37, the average of the high and low sales price of our common stock on the NASDAQ National Market on March 21, 2005, the date of vesting. Also includes accrued dividend equivalents paid to Messrs. Davis, Kitchen, Beckley, Gates and Krofcheck upon the vesting of the performance share units in the amounts of $5,744, $1,520, $1,503, $926 and $775, respectively. LTIP Payouts for 2003 represent the value realized by the Named Executive Officers for performance share units that vested based on our achievement of award targets for the three-year period from 2001 through 2003. The value of the vested performance share units was calculated using a per share price of $24.35, the average of the high and low sales price of our common stock on the NASDAQ National Market on April 13, 2004, the date of vesting. Also includes accrued dividend equivalents paid to Messrs. Davis, Kitchen, Beckley, Gates and Krofcheck upon the vesting of the performance share units in the amounts of $15,474, $4,151, $4,108, $2,346 and $2,258, respectively.

(3)	All other compensation is comprised of matching contributions under our Defined Contribution Retirement Plan for each of the Named Executive Officers. In 2005, those contributions were $7,650, $7,967, $7,900, $7,560, and $7,430 for each of Messrs. Davis, Kitchen, Beckley, Gates and Mr. Krofcheck, respectively. All other compensation also includes Company-paid life insurance premiums in 2005 in the amounts of, $3,465, $2,445, $4,055 and $3,415 for Messrs. Kitchen, Beckley, Gates and Krofcheck, respectively

(4)	Mr. Davis served as our Chief Executive Officer from August 1995 to December 2002 and from October 2003 through his retirement on December 13, 2005, when he was succeeded by Logan W. Kruger. Mr. Davis will continue to serve as Chairman of the Board, a position he has held since August 1995.

(5)	Mr. Beckley retired as our Executive Vice President and Chief Financial Officer effective January 23, 2006.

(6)	Mr. Gates was elected Executive Vice President effective April 1, 2003.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Value Table
      The following table sets forth information regarding the shares acquired and value realized by the Named Executive Officers upon the exercise of options during 2005 and the aggregate number and value of options held by the Named Executive Officers at December 31, 2005.
Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Shares
			Underlying		Value of
			Unexercised Options		Unexercised Options
	Shares		at December 31, 2005 (#)		at December 31, 2005 ($)(2)
	Acquired On	Value Realized
Name	Exercise (#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Logan W. Kruger	—	—	—	100,000	—	$223,000
Craig A. Davis	23,000	$324,150	—	—	—	—
Gerald J. Kitchen	—	—	—	—	—	—
David W. Beckley	—	—	—	—	—	—
E. Jack Gates	10,000	$134,900	—	—	—	—
Daniel J. Krofcheck	—	—	10,000	—	$99,600	—

(1)	The value realized represents the difference between the exercise price of the options and the last reported sale price of the Company’s common stock on the NASDAQ National Market on the respective dates the options were exercised.
      Value of unexercised options is calculated on the basis of the difference between the respective option exercise prices and $26.21, the last reported sale price for the Company’s common stock on the NASDAQ National Market on December 30, 2005.

Long-Term Incentive Plan Awards Table
      The following table sets forth information with respect to performance shares awarded to the Named Executive Officers during 2005 under the 1996 Plan.
Long-Term Incentive Plans — Awards in Last Fiscal Year

		Performance or
		Other Period	Estimated Future Common Stock Payouts
		Until	Under Non-Stock Price-Based Plans
	Performance	Maturation or
Name	Shares (#)(1)	Payout	Threshold (#)	Target (#)(2)	Maximum (#)(3)

Logan W. Kruger	—	2005-2007	-0-	—	—
Craig A. Davis	29,778	2005-2007	-0-	29,778	44,667
Gerald J. Kitchen	8,600	2005-2007	-0-	8,600	12,900
David W. Beckley	8,526	2005-2007	-0-	8,526	12,789
E. Jack Gates	9,588	2005-2007	-0-	9,588	14,382
Daniel J. Krofcheck	4,469	2005-2007	-0-	4,469	6,704

(1)	Performance shares represent shares of our common stock that, upon vesting, are issued to the award recipient. Except as described herein, performance shares are forfeited if the award recipient is not employed full-time by us at the end of the award cycle period. Upon death, disability or retirement, the award recipient will receive a pro rata award based upon the number of weeks employed during the award cycle period. As a result, Messrs. Davis and Beckley will continue to participate in the 2004-2006 and 2005-2007 awards, while retired. To the extent dividends are paid on our common stock, dividend equivalents accrue on performance shares and are paid upon vesting.

(2)	Target payouts represent the target number of shares that will vest if we achieve specified performance targets (“Award Targets”) in their entirety for the period. Award Targets are based upon guidelines adopted under the 1996 Plan. Our Compensation Committee has retained full discretion to modify awards under the guidelines. If Award Targets are not achieved in their entirety, awards may be adjusted downward or eliminated in their entirety. In addition, regardless of performance against Award Targets, the committee’s discretion includes the right to determine that, should circumstances warrant, no award would be payable.

(3)	Maximum payouts represent the maximum number of shares that the Compensation Committee is authorized to award if we exceed all of its Award Targets. In cases where the target is exceeded, the number of shares vested in excess of the target number of shares is calculated by converting the excess award into cash and reconverting the excess award into shares at the greater of (i) the share price at the time of the award, or (ii) the average share price for the month preceding the month in which the shares vest.

Pension Plan Table
      We maintain a non-contributory defined benefit pension plan for our salaried employees who meet certain eligibility requirements. The following table shows estimated annual benefits payable upon retirement in specified compensation and years of service classifications. The figures shown include supplemental benefits payable to the Named Executive Officers, exclusive of benefits payable under the enhanced supplemental retirement plan described below.

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
      The plan provides lifetime monthly benefits starting at age 62 equal to the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25, multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under plans of a predecessor employer, with a minimum benefit of $225 per month. Certain highly compensated participants’ lifetime monthly benefits are a higher dollar amount that is set forth in the Plan. Final average monthly compensation means the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants’ pension rights vest after a five-year period of service. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available.
      The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Internal Revenue Code of 1986, as amended (the “Code”). The years of credited service for Messrs. Kruger, Davis, Kitchen, Beckley, Gates and Krofcheck at December 31, 2005, were approximately 0, 13, 10, 10, 5 and 8, respectively.

Supplemental Retirement Income Benefit Plan
      We adopted a Supplemental Retirement Income Benefit Plan (the “SRP”), in 2001. The SRP provides selected senior executives with supplemental benefits in addition to those benefits they are entitled to receive under our qualified retirement plans. Those benefits include an unfunded supplemental amount equal to the amount that would normally be paid under our qualified retirement plans if there were no limitations under Sections 415 and 401(a)(17) of the Code. In addition, final average monthly compensation for purposes of calculating the supplemental benefit will be based on the greater of (i) projected final annual compensation, assuming specified annual increases until retirement age, or (ii) the average of the highest three years’ annual compensation over the last 10 years of employment. Messrs. Kruger, Bless, Davis, Gates, Kitchen and Beckley are eligible participate in these benefits. Mr. Davis retired on December 31, 2005.
      The SRP also permits selected senior executives to achieve estimated levels of retirement income when, due to the executive’s age and potential years of service at normal retirement age, benefits under our existing qualified and nonqualified defined benefit pension plans are projected to be less than a specified percentage of the executive’s estimated final average annual compensation (the “Enhanced SRP”). Subject to certain vesting requirements, Messrs. Kruger, Davis, Kitchen and Beckley were selected to participate in the Enhanced SRP at 50% of their final average compensation. We believe this level of retirement benefits is commensurate with retirement benefits paid to senior executives of comparable companies. Each of Messrs. Davis, Kitchen and Beckley are fully vested in their Enhanced SRP benefit. The estimated annual retirement benefits under our qualified and nonqualified defined benefit pension plans payable Messrs Davis, Kitchen and Beckley are $930,000, $293,000, and, $258,000, respectively. Mr. Davis retired December 31, 2005. Mr. Kruger’s right to participate in the Enhanced SRP benefit begins on the fifth anniversary of his employment and vests 20 percent per year thereafter. If Mr. Kruger remains employed by the Company for a period of 10 years he will be fully vested in his Enhanced SRP benefit. We have invested funds to meet a portion of our Enhanced SRP obligations through the purchase of key-man life insurance policies on the lives of the vested participating executives that are held in a rabbi trust to fund part of our payment obligations.
Employment Agreements
      We have an employment agreement with Logan W. Kruger effective December 13, 2005, the date Mr. Kruger succeeded Craig A. Davis as our President and Chief Executive Officer. Under the terms of his employment agreement, Mr. Kruger will receive a base salary of $750,000 per year and will be eligible to receive an annual performance-based cash bonus under the Company’s incentive compensation plan of up to 100% of his base salary, subject to the discretion of the Compensation Committee. Mr. Kruger’s agreement provides that his annual cash bonus for 2006 will be no less than $325,000. In addition, he received a one-time cash signing bonus of $475,000, options to purchase 100,000 shares of our common stock and a one-time grant of 50,000 shares of restricted stock. Mr. Kruger is also eligible for bonuses in accordance with our annual incentive plan and stock option grants and performance share awards under the 1996 Plan.
      Our employment agreement with Craig A. Davis set forth the terms of his employment through December 31, 2005. Mr. Davis retired as our Chief Executive Officer on December 13, 2005, but remained our employee for the remaining term of his employment agreement. On December 8, 2005, the Compensation Committee approved the payment of a retention bonus of $913,750 and a success bonus of $3 million to Mr. Davis, as provided for under the terms of his employment agreement. Mr. Davis received $1 million of his $3 million success bonus in 2004. The Committee also approved the compensation to be paid to Mr. Davis for his continued service as Chairman of the Board of Directors following his retirement. For the period from January 1, 2006 to June 30, 2006, Mr. Davis will receive $250,000 for his services. Thereafter, he will receive an annual retainer of $100,000 for his services. In addition, beginning July 1, 2006, as a non-employee director Mr. Davis will receive a fee of $2,000 for each Board or Board Committee meeting attended and will be reimbursed for his travel and other expenses incurred in attending Board and Board Committee meetings, together with the other compensation generally paid to our directors.
      On December 8, 2005, our employment agreements with Gerald J. Kitchen and David W. Beckley were each amended to extend their employment through March 31, 2006, the date Messrs. Kitchen and Beckley will retire as full-time employees. From January 1, 2006 to March 31, 2006, Messrs. Kitchen and Beckley will receive additional monthly payments of $24,417 and $24,000, respectively, in addition to the base salaries provided for under their employment agreements. Under the terms of Mr. Beckley’s employment agreement, he was paid a special bonus in January 2006 equal to 50% of his base pay at the time of his retirement. Mr. Beckley has agreed to be available to act as a consultant following his retirement. Mr. Kitchen has entered into a consulting agreement pursuant to which he has agreed to act as a consultant following his retirement. Under his consulting agreement, Mr. Kitchen will provide up to 900 hours of general consulting services during the 12 months following his retirement as reasonably requested by the Board or our Chief Executive Officer. The consulting agreement provides that Mr. Kitchen will be paid a monthly retainer equal to his monthly base pay at the time of his retirement. We amended our employment agreement with E. Jack Gates on December 8, 2005, to extend the term of his employment through December 31, 2006. Under the terms of Mr. Gates’ agreement, his base salary is subject to increase from time to time at the discretion of the Board of Directors, although it may not be reduced below $342,500 per year. In addition, Mr. Gates is eligible for bonuses in accordance with our annual incentive plan and stock option grants and performance share awards under the 1996 Plan.
      Our employment agreements with Messrs. Kruger, Kitchen, Beckley and Gates each provide that upon termination of employment “without cause,” the terminated executive will be entitled to receive termination payments equal to 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year’s salary plus bonus). Any termination payments under the employment agreements may not be duplicated under the severance compensation agreements described below.
Severance Compensation Arrangements
      The Company is party to severance compensation agreements with each of Messrs. Logan W. Kruger, David W. Beckley, Gerald J. Kitchen, Michael A. Bless, Daniel J. Krofcheck and E. Jack Gates. The agreements provide that if we experience a change in control and within 36 months thereafter the executive’s employment is terminated either: (i) by us for other than cause or disability, or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times or two times, as the case may be, the aggregate of the highest base salary and the highest bonus received by such executive in any of the most recent five years. Also, upon a change in control, the exercisability of stock options and the vesting of performance shares held by such executives will be accelerated.
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
Security Ownership of Certain Beneficial Owners and Management
      As of March 10, 2006, we had 32,321,891 shares of common stock outstanding. The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 10, 2005 (except as otherwise noted) by: (i) each person known by us to be the beneficial owner of five percent or more of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table under the heading “Executive Compensation” below, and (iv) all of our directors and executive officers as a group.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership(1)		Percentage of Class

Glencore International AG	9,320,089	(2)	28.8
Wellington Management Company, LLP	2,936,240	(3)	9.1
Credit Suisse	1,797,986	(4)	5.6
David W. Beckley	41,576		*
Jarl Berntzen	3,333	(5)	*
Michael A. Bless	10,000	(6)	*
Roman A. Bninski	18,000	(7)	*
Craig A. Davis	147,467	(8)	*
Robert E. Fishman	—		*
John C. Fontaine	11,750	(9)	*
E. Jack Gates	19,596		*
Gerald J. Kitchen	28,944		*
Daniel J. Krofcheck	4,669		*
Logan W. Kruger	—		*
John P. O’Brien	14,500	(10)	*
Stuart M. Schreiber	4,500	(11)	*
Willy R. Strothotte	18,000	(12)	*
Jack E. Thompson	10,166	(13)	*
All directors and executive officers as a group (18 persons)	354,892	(14)	1.1

*	Less than one percent.

(1)	Each individual or entity has sole voting and investment power, except as otherwise indicated.

(2)	Based upon information set forth in a Schedule 13D filing dated May 25, 2004, Glencore International AG beneficially owns such shares through its subsidiary, Glencore AG. The principal business address of each of Glencore International AG and Glencore AG is Baarermattstrasse 3, P.O. Box 555, CH 6341, Baar, Switzerland.

(3)	Based upon information set forth in a Schedule 13G filing dated February 14, 2006, Wellington Management Company, LLP beneficially owns such shares in its capacity as an investment advisor. The business address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(4)	Based upon information set forth in a Schedule 13G filed on February 14, 2005 by Credit Suisse on behalf of its Investment Banking division, such shares are beneficially owned through Credit Suisse subsidiaries to the extent they constitute the Investment Banking division. The principal business address of Credit Suisse in the United States is Eleven Madison Avenue, New York, New York 10010

(5)	Includes 3,333 shares which are presently exercisable options.

(6)	Includes 10,000 shares which are presently exercisable options.

(7)	Includes 18,000 shares which are presently exercisable options.

(8)	Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Davis is a director.

(9)	Includes 11,500 shares which are subject to presently exercisable options. Also includes 250 shares that Mr. Fontaine owns jointly with his wife.

(10)	Includes 9,500 shares which are subject to presently exercisable options.

(11)	Includes 4,500 shares which are subject to presently exercisable options.

(12)	Includes 18,000 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG, of which Mr. Strothotte serves as Chairman.

(13)	Includes 8,166 shares which are subject to presently exercisable options

(14)	Includes 91,332 shares which are subject to presently exercisable options. Excludes 9,320,089 shares beneficially owned by Glencore International AG.
Securities Authorized for Issuance under Equity Compensation Plans
Equity Compensation Plan Information(1)
As of December 31, 2005

			Number of Shares Remaining
		Weighted	Available for Future Issuance
	Number of Shares to be	Average	Under Equity Compensation
	Issued Upon Exercise of	Exercise	Plans, Excluding
Plan Category	Outstanding Options	Price	Outstanding Options(2)

Equity compensation plans approved by security holders	453,661	$20.93	3,633,651

Total	453,661	$20.93	3,633,651

(1)	All equity compensation plan information presented in this table relates to the following plans approved by the Company’s shareholders:

1996 Plan

Non-Employee Directors Stock Option Plan

Effective August 10, 2005, the 1996 Plan replaced our Non-Employee Directors Stock Option Plan as the plan by which we award equity to our non-employee directors.

(2)	Includes 517,655 unvested performance shares to be awarded pursuant to the 1996 Plan upon attainment of certain performance objectives. The performance shares vest and are issued in accordance with the guidelines accompanying the 1996 Plan, as implemented by our Board of Directors.
Item 13.     Certain Relationships and Related Transactions
Purchases from Glencore
      In 2005, we purchased alumina and primary aluminum from Glencore International AG and its subsidiaries (collectively, “Glencore”). Such purchases, which management believes were made on an arms’-length basis at market prices, totaled $129.8 million in 2005. During 2005, we purchased from Glencore all of our alumina requirements for Ravenswood and our 49.67% interest in Mt. Holly under separate supply agreements. The supply agreements for Ravenswood and 54% of our alumina requirements for Mt. Holly run through 2006. The supply agreement for the remaining 46% of our requirements for Mt. Holly runs through January 31, 2008.
Sales to Glencore
      We sold primary aluminum to Glencore in 2005 on an arms’-length basis at market prices. For the year ended December 31, 2005, net sales to Glencore amounted to $171.0 million, including gains and losses realized on the settlement of financial contracts. Sales of primary aluminum to Glencore amounted to 15.1% of the Company’s total revenues in 2005.
      We have a contract to sell Glencore approximately 50,000 metric tons of primary aluminum produced at Mt. Holly each year through December 31, 2009 at a variable price determined by reference to the LME. We have a contract to sell Glencore 20,000 metric tons per year of primary aluminum produced at Ravenswood and Mt. Holly through December 31, 2013 at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest premium.
      As of December 31, 2005, we had outstanding forward financial sales contracts with Glencore for 1,057,850 metric tons of primary aluminum, of which 271,250 metric tons were designated as cash flow hedges. These financial sales contracts are scheduled for settlement at various dates through 2008. In November 2004 and June 2005, we entered into forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively. These sales contracts, which are for a minimum of 300,600 and 460,200 metric tons of primary aluminum, respectively, contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. These contracts will be settled monthly, and if the market price exceeds the ceiling price for all contract months through each contracts term, the maximum additional shipment volume under each set of contracts would be 300,600 and 460,200 metric tons, respectively.
Other Transactions with Glencore

Nordural Tolling Agreement
      Effective as of February 10, 2005, we amended and restated our alumina tolling agreement with Glencore dated August 1, 2004. The agreement is a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of expansion capacity being added at Nordural. In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum AS for the period 2007 to 2010. The term of the agreement is expected to begin in July 2006. See Item 7 “— Key Long-Term Primary Aluminum Sales Contracts.”

Letter of Credit for Industrial Revenue Bonds
      Until June 30, 2005, the IRBs were secured by a Glencore guaranteed letter of credit. Under that arrangement we had agreed to reimburse Glencore for all costs related the letter of credit, including servicing costs, and we secured this reimbursement obligation with a first priority security interest in 20% of our ownership of Hawesville. On June 30, 2005 we replaced the Glencore letter of credit and our corresponding security obligations to Glencore were released.
Certain Business Relationships
      Mr. Craig A. Davis, the Chairman of our Board of Directors, is a director of Glencore International AG and was an executive of Glencore International AG and Glencore AG from September 1990 until June 1996.
      Mr. Willy R. Strothotte, a director, is Chairman of the Board of Directors of Glencore International AG and served as its Chief Executive Officer from 1993 through 2001.
      Mr. Roman A. Bninski, a director, is a partner of Curtis, Mallet-Prevost, Colt & Mosle LLP, which furnishes legal services to us and Glencore. On March 8, 2006, Mr. Bninski informed the Board that he will not stand for reelection when his current term expires on the date of our 2006 annual meeting of stockholders.
      Mr. Stuart M. Schreiber, a director, is the managing director and owner of Integis, Inc., which we paid $839,000 in fees for management and executive search services provided to us in 2005. In addition, Mr. Schreiber, who is not independent, serves as a consultant to both the Compensation Committee and the Nominating Committee. Our Board of Directors determined that his service to these committees was in our and our stockholders’ best interest due to his unique industry experience and knowledge. Mr. Schreiber receives a fee of $2,000 per committee meeting he attends as a consultant. In 2005, Mr. Schreiber attended 4 Compensation Committee and 12 Nominating Committee meetings. On March 8, 2006, Mr. Schreiber informed the Board that he will not stand for reelection when his current term expires on the date of our 2006 annual meeting of stockholders.

Item 14.	Principal Accountant Fees and Services
      In addition to performing the audit of our consolidated financial statements, Deloitte & Touche LLP provided various other services during the last two years. The aggregate fees billed for the last two years for each of the following categories of services are set forth below:

	2005	2004

Audit Fees	$1,857,000	$2,264,000
Audit-Related Fees	99,000	90,000
Tax Fees	371,000	275,000
All Other Fees	—	—

Total All Fees	$2,327,000	$2,629,000

      Audit Fees. Audit Fees include professional services rendered in connection with the audit of our consolidated financial statements, audit of management’s assessment of the effectiveness of our internal control over financial reporting, audit of the effectiveness of our internal control over financial reporting, audit of the opening balance sheet of acquisitions accounted for as a purchase, reviews of the consolidated financial statements included in our quarterly reports on Form 10-Q, consultation on accounting matters, and review of documents filed with the Securities and Exchange Commission.
      Audit-Related Fees. Audit-Related Fees include audits of the Company’s employee benefit plans and consultation on accounting matters or transactions.
      Tax Fees. Tax fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance, and acquisitions.
      All Other Fees. The aggregate fees for all other services include actuarial services and evaluation and design of various employee benefit matters including consultation on employee benefit matters.
      All services rendered by Deloitte & Touche LLP are pre-approved by the Audit Committee in accordance with the Committee’s pre-approval procedures. Under those procedures, the terms and fees of annual audit services, and changes thereto, must be approved by the Audit Committee. The Audit Committee also pre-approves the scope of audit-related, tax and other non-audit services that may be performed by our independent auditors during the fiscal year, subject to dollar limitations set by the Committee. The foregoing pre-approval procedures are subject to the de minimis exceptions for non-audit services described in Section 10A (i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit. All of the audit and non-audit services furnished were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) List of Financial Statements
      The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets at December 31, 2005 and 2004.
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003.
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.
Notes to the Consolidated Financial Statements.
      (a)(2) List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.
Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.
      (a)(3) List of Exhibits
Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Century Aluminum Company, as amended	8-K	000-27918	August 16, 2005

3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005

4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995

4.2	Purchase Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated August 10, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.3	Registration Rights Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, the guarantors party thereto and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers	8-K	000-27918	September 1, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.4	Indenture for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	September 1, 2004

4.5	Supplemental Indenture No. 1 for Century Aluminum Company’s 7.5% Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee	10-Q	000-27918	August 9, 2005

4.6	Supplemental Indenture No. 2 for Century Aluminum Company’s 7.5% Senior Notes dated as of December 29, 2005, among Century Aluminum Company, NSA General Partnership, as a Guarantor and Wilmington Trust Company, as Trustee				X

4.7	Purchase Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of July 30, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.8	Registration Rights Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the initial purchasers set forth therein	S-1	333-121255	December 14, 2004

4.9	Indenture for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.10	Supplemental Indenture No. 1 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.11	Supplemental Indenture No. 2 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.12	Supplemental Indenture No. 3 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee	10-Q	000-27918	August 9, 2005

4.13	Supplemental Indenture No. 4 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, NSA General Partnership, as a Guarantor and Wilmington Trust Company, as Trustee				X

10.1	Agreement, dated June 12, 1992, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL- CIO, Local 5668	S-1	33-95486	March 28, 1996

10.2	Agreement, dated November 30, 1994, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668	S-1	33-95486	March 28, 1996

10.3	Extension of Labor Agreement, dated February 21, 2002, by and between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO	10-Q	000-27918	May 14, 2002

10.4	Collective Bargaining Agreement, effective April 2, 2001, by and between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC	10-Q	000-27918	August 14, 2001

10.5	Amended and Restated Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Craig A. Davis*	10-K	000-27918	February 26, 2004

10.6	Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Craig A. Davis*	10-Q	000-27918	August 9, 2005

10.7	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 2002

10.8	Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen*	10-K	000-27918	February 26, 2004

10.9	Second Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.10	Omnibus Amendment Agreement, dated as of December 8, 2005, by and between Century Aluminum Company and Gerald J. Kitchen				X

10.11	Consulting Agreement, effective as of April 1, 2006, by and between Century Aluminum Company and Gerald J. Kitchen (as modified by Omnibus Agreement)	10-Q	000-27918	August 9, 2005

10.12	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 2002

10.13	First Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley*	10-K	000-27918	February 26, 2004

10.14	Second Amendment to Employment Agreement, dated as of March 22, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 5, 2005

10.15	Third Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005

10.16	Omnibus Amendment Agreement, dated as of December 8, 2005, by and between Century Aluminum Company and David W. Beckley				X

10.17	Employment Agreement, effective as October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004

10.18	Amendment Agreement, dated as of December 8, 2005, by and between Century Aluminum Company and E. Jack Gates.				X

10.19	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*				X

10.20	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005

10.21	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.22	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and E. Jack Gates*	10-Q	000-27918	August 9, 2005

10.23	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Daniel J. Krofcheck*	10-Q	000-27918	August 9, 2005

10.24	Severance Protection Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W Kruger*				X

10.25	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996

10.26	Century Aluminum Company Incentive Compensation Plan*	10-Q	000-27918	August 14, 1998

10.27	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005

10.28	Form of Non-Qualified Stock Option Agreement — Employee				X

10.29	Form of Non-Qualified Stock Option Agreement — Non-Employee Director				X

10.30	Form of Incentive Stock Option Agreement				X

10.31	Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001)*				X

10.32	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002

10.33	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005

10.34	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005

10.35	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996

10.36	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C	S-1	33-95486	March 28, 1996

10.37	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.38	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000

10.39	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996

10.40	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996

10.41	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996

10.42	Alumina Supply Contract, dated January 1, 2001, by and between Century Aluminum of West Virginia and Glencore Ltd.	10-Q	000-27918	May 14, 2002

10.43	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002

10.44	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004

10.45	Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee	S-1/A	333-121255	February 16, 2005

10.46	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005

10.47	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.48	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.49	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.50	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.51	Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and Century Aluminum of Kentucky General Partnership	10-Q	000-27918	November 9, 2005

10.52	Joinder Agreement, dated as of December 31, 2005, among NSA General Partnership, the Lenders party thereto, the existing Borrowers party thereto, and Bank of America, N.A., in its capacity as Agent under that certain Loan and Security Agreement, dated as of September 19, 2005				X

10.53	Letter Agreement, dated March 5, 2006, from Integis, Inc. and Century Aluminum Company				X

21.1	List of Subsidiaries				X

23.1	Consent of Deloitte & Touche LLP				X

24.1	Powers of Attorney				X

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer				X

32.1	Section 1350 Certifications				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY ALUMINUM COMPANY

By:	/s/ MICHAEL A. BLESS

Michael A. Bless
Executive Vice President
and Chief Financial Officer
Dated: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature		Title	Date

/s/ LOGAN W. KRUGER Logan W. Kruger		Chief Executive Officer	March 16, 2006

/s/ MICHAEL A. BLESS Michael A. Bless		Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006

* Craig A. Davis		Chairman	March 16, 2006

* Jarl Berntzen		Director	March 16, 2006

* Roman A. Bninski		Director	March 16, 2006

* Robert E. Fishman		Director	March 16, 2006

* John C. Fontaine		Director	March 16, 2006

* John P. O’Brien		Director	March 16, 2006

* Stuart M. Schreiber		Director	March 16, 2006

* Willy R. Strothotte		Director	March 16, 2006

* Jack E. Thompson		Director	March 16, 2006

*By:	/s/ GERALD J. KITCHEN Gerald J. Kitchen, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Century Aluminum Company:
      We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 14, 2006 (the report on the audit of the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph as to the change in method of accounting for inventory and the adoption of Statement of Financial Accounting Standards No. 143, Accounting for the Asset Retirement Obligations); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Deloitte & Touche LLP
Pittsburgh, Pennsylvania
March 14, 2006

CENTURY ALUMINUM COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged To		Balance at
	Beginning	Cost and		End of
	of Period	Expense	Deductions	Period

	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2003:
Allowance for doubtful trade accounts receivable	$4,053	$—	$85	$3,968
YEAR ENDED DECEMBER 31, 2004:
Allowance for doubtful trade accounts receivable	$3,968	$279	$3,227	$1,020
YEAR ENDED DECEMBER 31, 2005:
Allowance for doubtful trade accounts receivable	$1,020	$—	$20	$1,000

Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

3.1	Restated Certificate of Incorporation of Century Aluminum Company, as amended	8-K	000-27918	August 16, 2005

3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005

4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995

4.2	Purchase Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated August 10, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.3	Registration Rights Agreement for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, the guarantors party thereto and Credit Suisse First Boston LLC, as Representative of the Initial Purchasers	8-K	000-27918	September 1, 2004

4.4	Indenture for Century Aluminum Company’s 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	September 1, 2004

4.5	Supplemental Indenture No. 1 for Century Aluminum Company’s 7.5% Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee	10-Q	000-27918	August 9, 2005

4.6	Supplemental Indenture No. 2 for Century Aluminum Company’s 7.5% Senior Notes dated as of December 29, 2005, among Century Aluminum Company, NSA General Partnership, as a Guarantor and Wilmington Trust Company, as Trustee				X

4.7	Purchase Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of July 30, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the several purchasers	10-Q	000-27918	November 9, 2004

4.8	Registration Rights Agreement for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company and Credit Suisse First Boston LLC, as representative of the initial purchasers set forth therein	S-1	333-121255	December 14, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

4.9	Indenture for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.10	Supplemental Indenture No. 1 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.11	Supplemental Indenture No. 2 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004

4.12	Supplemental Indenture No. 3 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee	10-Q	000-27918	August 9, 2005

4.13	Supplemental Indenture No. 4 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, NSA General Partnership, as a Guarantor and Wilmington Trust Company, as Trustee				X

10.1	Agreement, dated June 12, 1992, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL- CIO, Local 5668	S-1	33-95486	March 28, 1996

10.2	Agreement, dated November 30, 1994, by and between Ravenswood Aluminum Corporation and United Steelworkers of America AFL-CIO, Local 5668	S-1	33-95486	March 28, 1996

10.3	Extension of Labor Agreement, dated February 21, 2002, by and between Century Aluminum of West Virginia, Inc. and the United Steelworkers of America AFL-CIO	10-Q	000-27918	May 14, 2002

10.4	Collective Bargaining Agreement, effective April 2, 2001, by and between Century Aluminum of Kentucky, LLC and the United Steelworkers of America, AFL-CIO-CLC	10-Q	000-27918	August 14, 2001

10.5	Amended and Restated Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Craig A. Davis*	10-K	000-27918	February 26, 2004

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.6	Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Craig A. Davis*	10-Q	000-27918	August 9, 2005

10.7	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 2002

10.8	Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen*	10-K	000-27918	February 26, 2004

10.9	Second Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005

10.10	Omnibus Amendment Agreement, dated as of December 8, 2005, by and between Century Aluminum Company and Gerald J. Kitchen				X

10.11	Consulting Agreement, effective as of April 1, 2006, by and between Century Aluminum Company and Gerald J. Kitchen (as modified by Omnibus Agreement)	10-Q	000-27918	August 9, 2005

10.12	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 2002

10.13	First Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley*	10-K	000-27918	February 26, 2004

10.14	Second Amendment to Employment Agreement, dated as of March 22, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 5, 2005

10.15	Third Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005

10.16	Omnibus Amendment Agreement, dated as of December 8, 2005, by and between Century Aluminum Company and David W. Beckley				X

10.17	Employment Agreement, effective as October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004

10.18	Amendment Agreement, dated as of December 8, 2005, by and between Century Aluminum Company and E. Jack Gates.				X

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.19	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*				X

10.20	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005

10.21	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005

10.22	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and E. Jack Gates*	10-Q	000-27918	August 9, 2005

10.23	Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Daniel J. Krofcheck*	10-Q	000-27918	August 9, 2005

10.24	Severance Protection Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W Kruger*				X

10.25	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996

10.26	Century Aluminum Company Incentive Compensation Plan*	10-Q	000-27918	August 14, 1998

10.27	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005

10.28	Form of Non-Qualified Stock Option Agreement — Employee				X

10.29	Form of Non-Qualified Stock Option Agreement — Non-Employee Director				X

10.30	Form of Incentive Stock Option Agreement				X

10.31	Century Aluminum Company 1996 Stock Incentive Plan Implementation Guidelines (as amended December 14, 2001)*				X

10.32	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002

10.33	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005

10.34	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.35	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996

10.36	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C	S-1	33-95486	March 28, 1996

10.37	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996

10.38	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000

10.39	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996

10.40	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996

10.41	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996

10.42	Alumina Supply Contract, dated January 1, 2001, by and between Century Aluminum of West Virginia and Glencore Ltd.	10-Q	000-27918	May 14, 2002

10.43	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002

10.44	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004

10.45	Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee	S-1/A	333-121255	February 16, 2005

10.46	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005

10.47	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith

10.48	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.49	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.50	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005

10.51	Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and Century Aluminum of Kentucky General Partnership	10-Q	000-27918	November 9, 2005

10.52	Joinder Agreement, dated as of December 31, 2005, among NSA General Partnership, the Lenders party thereto, the existing Borrowers party thereto, and Bank of America, N.A., in its capacity as Agent under that certain Loan and Security Agreement, dated as of September 19, 2005				X

10.53	Letter Agreement, dated March 5, 2006, from Integis, Inc. and Century Aluminum Company				X

21.1	List of Subsidiaries				X

23.1	Consent of Deloitte & Touche LLP				X

24.1	Powers of Attorney				X

31.1	Rule 13a-14(a)/15d-14(a) Certification — Chief Executive Officer				X

31.2	Rule 13a-14(a)/15d-14(a) Certification — Chief Financial Officer				X

32.1	Section 1350 Certifications				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.