Form 10-Q
period 2006-03-31
CENTURY ALUMINUM CO
filed 2006-05-10
CIK 949157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006.
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
Registrant’s telephone number, including area code: (831) 642-9300
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
     Large Accelerated Filer ☐    Accelerated Filer ☑   Non-Accelerated Filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     The registrant had 32,406,104 shares of common stock outstanding at April 30, 2006.

PART I — FINANCIAL INFORMATION
Item 1. — Financial Statements.
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
ASSETS:
Cash and cash equivalents	$17,512	$17,752
Restricted cash	6,029	2,028
Accounts receivable — net	98,656	83,016
Due from affiliates	21,703	18,638
Inventories	127,965	111,436
Prepaid and other current assets	23,190	23,918
Deferred taxes — current portion	50,475	37,705

Total current assets	345,530	294,493
Property, plant and equipment — net	1,124,584	1,070,158
Intangible asset — net	71,381	74,643
Goodwill	94,844	94,844
Other assets	246,727	143,293

TOTAL	$1,883,066	$1,677,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable — trade	$61,110	$61,919
Due to affiliates	207,755	158,682
Accrued and other current liabilities	47,598	53,715
Long term debt — current portion	16,087	581
Accrued employee benefits costs — current portion	9,333	9,333
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815

Total current liabilities	524,698	467,045

Senior unsecured notes payable	250,000	250,000
Nordural debt	273,787	230,436
Revolving credit facility	5,100	8,069
Accrued pension benefits costs — less current portion	10,638	10,350
Accrued postretirement benefits costs — less current portion	99,875	96,660
Due to affiliates – less current portion	605,416	337,416
Other liabilities	28,988	28,010
Deferred taxes	16,890	16,890

Total noncurrent liabilities	1,290,694	977,831

CONTINGENCIES AND COMMITMENTS (NOTE 6)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized, and no shares outstanding)	—	—
Common stock (one cent par value, 100,000,000 shares authorized; 32,402,106 and 32,188,165 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively)	324	322
Additional paid-in capital	427,668	419,009
Accumulated other comprehensive loss	(123,389)	(91,418)
Accumulated deficit	(236,929)	(95,358)

Total shareholders’ equity	67,674	232,555

TOTAL	$1,883,066	$1,677,431

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended March 31,
	2006	2005
NET SALES:
Third-party customers	$298,473	$247,410
Related parties	48,473	37,971

	346,946	285,381
Cost of goods sold	270,478	233,814

Gross profit	76,468	51,567

Selling, general and administrative expenses	12,119	8,796

Operating income	64,349	42,771

Interest expense	(6,751)	(6,822)
Interest income	196	218
Net loss on forward contracts	(286,760)	(23,495)
Other income (expense)	(161)	545

Income (loss) before income taxes and equity in earnings of joint ventures	(229,127)	13,217
Income tax benefit (expense)	84,356	(4,853)

Income (loss) before equity in earnings of joint ventures	(144,771)	8,364
Equity in earnings of joint ventures	3,200	3,366

Net income (loss)	$(141,571)	$11,730

EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(4.39)	$0.37
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000):
Basic	32,263	32,057
Diluted	32,263	32,129
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(141,571)	$11,730
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	286,138	22,269
Depreciation and amortization	14,897	13,794
Deferred income taxes	(84,356)	4,853
Pension and other post retirement benefits	3,503	3,214
Stock-based compensation	2,559	—
Excess tax benefit from share-based compensation	(855)	—
Changes in operating assets and liabilities:
Accounts receivable – net	(15,640)	(8,202)
Due from affiliates	(3,064)	102
Inventories	(16,529)	4,169
Prepaids and other current assets	(3,398)	(1,395)
Accounts payable – trade	4,724	(3,175)
Due to affiliates	(11,206)	(9,146)
Accrued and other current liabilities	(16,325)	(7,951)
Other – net	(2,838)	(3,138)

Net cash provided by operating activities	16,039	27,124

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(68,769)	(48,988)
Purchase of other property, plant and equipment	(2,632)	(2,540)
Restricted cash deposits	(4,001)	—

Net cash used in investing activities	(75,402)	(51,528)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	59,000	105,325
Repayment of debt	(143)	(68,658)
Net borrowings under revolving credit facility	(2,969)	—
Financing fees	—	(4,617)
Excess tax benefits from shared-based compensation	855	—
Issuance of common stock	2,380	949

Net cash provided by financing activities	59,123	32,999

NET CHANGE IN CASH AND CASH EQUIVALENTS	(240)	8,595

Cash and cash equivalents at the beginning of the year	17,752	44,168

Cash and cash equivalents at the end of the period	$17,512	$52,763

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements
Three month periods ending March 31, 2006 and 2005
(Dollars in thousands, except per share amounts)
(Unaudited)
1. General
     The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications of 2005 information were made to conform to the 2006 presentation. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, “Century Aluminum,” “Century,” “we,” “us,” “our” and “ours” refer to Century Aluminum Company and its consolidated subsidiaries. “Glencore” refers to Glencore International AG and its subsidiaries.
2. Stock-Based Compensation
     We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006. Prior to January 1, 2006, we accounted for stock based compensation in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Prior to the adoption of SFAS 123(R), we recognized expense for our performance share units and service-based stock awards, but not our stock option awards because the exercise prices of the stock options granted were equal to the market value of our common stock on the date of grant. Had compensation cost for these awards been determined using the fair value method provided under SFAS No. 123(R), our net income and earnings per share would have changed to the pro forma amounts indicated as follows:

		Three months ended
		March 31, 2005
Net income applicable to common shareholders	As Reported	$11,730
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		1,431
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(1,561)

Pro forma net income		$11,600

Basic and Diluted earnings per share	As reported	$0.37
	Pro forma	$0.36
     1996 Stock Incentive Plan — We award performance-based and service-based (time vested) stock awards and grant qualified incentive stock options and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 5,000,000 shares authorized for issuance with approximately 3,618,000 shares remaining in the reserve. Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant. Our non-employee director’s annual option grants vest one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting. As of March 31, 2006, approximately 83,500 restricted stock awards have been authorized and will vest upon the employees rendering service for the requisite service periods.
     The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals. The performance share units represent the right to receive common stock, on a one-

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements – (continued)
for-one basis on their vesting dates. As of March 31, 2006, approximately 141,000 performance share units have been authorized and will vest upon the attainment of the performance goals.
     Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan. As of March 31, 2006, this plan has 64,000 outstanding options, but no new options will be issued out of this plan. The remaining shares available under this plan were transferred to the Stock Incentive Plan.
     Option Pricing Model – The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for 2006 and 2005.

	2006	2005
Weighted average fair value per option granted during the period	$19.01	$15.19
Risk-free interest rate	4.32—4.75%	3.98—4.29%
Expected dividend yield	$0.00	$0.00
Expected volatility	67%	67%
Expected forfeiture rate	5%	—
Expected lives (years)	5.5	5.5
     The risk-free interest rate is based on the yield on the measurement date for five year zero-coupon U. S. Treasury bonds. The dividend yield is based on our current expectation to not pay dividends for the foreseeable future. Expected volatility is based on the historical volatility of the price of our common stock over the expected term of the options. The expected forfeiture rate is based on our historical forfeiture rate after 1999 (the divestiture of our rolling business). The expected life of the options is estimated using the method specified in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.
     A summary of the changes in shares outstanding under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the three months ended March 31, 2006 is presented below:
Options

		Weighted Average
	Number	Exercise Price
Outstanding at January 1, 2006	453,661	$20.93
Granted	40,000	30.79
Exercised	(134,893)	17.62
Forfeited	(667)	24.32

Outstanding at March 31, 2006	358,101	$23.27

Service-based stock awards (1)

Number
Outstanding at January 1, 2006	59,000
Granted	24,500

Outstanding at March 31, 2006	83,500

(1)	All of our service-based stock awards require the employees to provide a certain length of service in return for the award. Common stock is awarded upon vesting.
     The following table summarizes information about outstanding stock options at March 31, 2006:
Options Outstanding:

	Number	Weighted Avg.	Weighted Avg.
Range of	Outstanding	Remaining	Exercise	Aggregate
Exercise Prices	at 3/31/2006	Contractual Life	Price	Intrinsic Value
$24.10 to $34.78	164,158	9.5 years	$26.67	$1,313
$12.86 to $23.98	169,309	8.6 years	$22.17	2,116
$ 7.03 to $11.59	24,634	5.9 years	$8.21	652

	358,101			$4,081

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
Exercisable Options:

	Number	Weighted Avg.	Weighted Avg.
Range of	Exercisable at	Remaining	Exercise	Aggregate
Exercise Prices	3/31/2006	Contractual Life	Price	Intrinsic Value
$24.10 to $34.78	68,836	9.3 years	$26.66	$551
$12.86 to $23.98	53,333	6.5 years	$18.49	863
$ 7.03 to $11.59	24,634	5.9 years	$8.21	652

	146,803			$2,066

     The following table summarizes the shares of non-vested stock options for the three months ended March 31, 2006 and March 31, 2005:
     Non-vested Options:

	2006		2005
		Weighted Average		Weighted Average
	Number	Fair Value	Number	Fair Value
Non-vested options at January 1,	197,214	$14.57	70,588	$13.50
Granted	26,668	19.00	6,667	18.11
Vested	(11,917)	16.07	(8,583)	14.51
Forfeited	(667)	14.48	—	—

Non-vested options at March 31,	211,298	$15.04	68,672	$13.82

     The following table summarizes the compensation cost recognized for the three months ended March 31, 2006 and 2005, respectively, for all options and service-based stock awards. No stock-based compensation cost was capitalized during these periods.

	Three months ended March 31,
	2006	2005
Compensation expense reported:
Stock option grants	$2,006	$—
Service-based stock awards	441	—
Performance-based stock grants	2,536	2,236

Total compensation expense, before income tax	4,983	2,236
Income tax benefit	(1,779)	(805)

Total compensation expense net of income tax benefit	$3,204	$1,431

     As of March 31, 2006, we had unrecognized compensation expense of $3,621 before taxes, related to non-vested stock options and service-based stock awards. This expense will be recognized over a weighted average period of 1.7 years. The unrecognized compensation expense is expected to be recognized over the following periods:

	Remainder
	2006	2007	2008
Stock-based compensation expense (pre-tax)	$1,786	$1,609	$226
     During the three month period ended March 31, 2006, we received $2,380 from employees for the exercise of stock options. We recorded a tax benefit of $855 related to these stock option exercises. In addition, we issued

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
approximately 79,000 net performance shares in the first quarter 2006 to satisfy a performance share liability of $5,208.
     It has been our policy to issue new shares to satisfy the requirements of our stock-based compensation plans. We do not expect to repurchase shares in the future to support our stock-based compensation plans.
3. Inventories
Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials	$54,864	$47,352
Work-in-process	16,160	11,461
Finished goods	6,006	5,446
Operating and other supplies	50,935	47,177

	$127,965	$111,436

     Inventories are stated at the lower of cost, using the first-in, first-out method, or market.
4. Goodwill and Intangible Asset
     We test our goodwill for impairment annually in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized. The fair value is estimated using market comparable information.
     The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”). The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of March 31, 2006, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $84,605.
     For the three month periods ended March 31, 2006 and March 31, 2005, amortization expense for the intangible asset totaled $3,262 and $3,540, respectively.
     For the year ending December 31, 2006, the estimated aggregate amortization expense for the intangible asset will be approximately $13,048. The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

	2007	2008	2009	2010
Estimated Amortization Expense	$13,991	$15,076	$16,149	$16,379
     The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
5. Debt

	March 31,	December 31,
	2006	2005
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(3)(4)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028 (“IRBs”), interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	16,087	581
Long-term debt:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(4)(6)	250,000	250,000
Nordural Senior term loan facility maturing in 2010, variable interest rate, principal and interest payments due semiannually through 2010, less current portion (5)	265,500	222,000
Various Nordural loans, with interest rates ranging from 2.70% to 6.75% due 2012 to 2020, less current portion	8,287	8,436
Borrowings under revolving credit facility (4)	5,100	8,069

Total Debt	$727,789	$671,901

(1)	The convertible notes are classified as current because they are convertible at any time by the holder. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2006 was 3.47%.

(2)	The convertible notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of convertible notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a convertible note, the holder of such convertible note shall receive cash equal to the principal amount of the convertible note and, at our election, either cash or Century common stock, or a combination thereof, for the convertible note’s conversion value in excess of such principal amount, if any.

(3)	The obligations of Century pursuant to the notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our existing domestic restricted subsidiaries.

(4)	The indentures governing our note obligations contain customary covenants, including limitations on our ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock. Our revolving credit facility contains customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

(5)	The senior term loan interest rate at March 31, 2006 was 6.37%. Nordural’s $365,000 loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006. Nordural’s obligations under the term loan facility are secured by a pledge of all of Nordural’s shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural’s assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15,500 on February 28, 2007 and $14,000 on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009, and all remaining outstanding principal amount on February 28, 2010.

(6)	On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principle amount, plus accrued and unpaid interest, beginning on August 15, 2012.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
Revolving Line of Credit
     In September 2005, we replaced our revolving credit facility that was due to expire in March 2006 with a new $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility will mature September 19, 2010. Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We had $5,100 of outstanding borrowings under the Credit Facility as of March 31, 2006 with an interest rate of 7.50%. As of March 31, 2006, we had a borrowing availability of $94,699 under the Credit Facility. We pay a commitment fee for the unused portion of the line.
6. Contingencies and Commitments
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
     Century Aluminum of West Virginia, Inc. (“Century of West Virginia”) continues to perform remedial measures at our Ravenswood, West Virginia facility (“Ravenswood”) pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). Century of West Virginia also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. Century of West Virginia has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA. We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.
     Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire is to perform all obligations under the ROD. Century Aluminum of Kentucky, LLC (“Century Kentucky”) has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.
     Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through March 31, 2006, we have expended approximately $440 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $200, which may be offset in part by sales of recoverable hydrocarbons.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
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
     It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $655 and $532 at March 31, 2006 and December 31, 2005, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Power Commitments
     Hawesville currently purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Approximately 73% of this power is at fixed prices. Kenergy acquires the power it provides to Hawesville mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. In the fourth quarter of 2005, we priced an additional 10% of this power through 2006. In the first quarter of 2006 we priced all but two percent of previously unpriced power for 2006. Hawesville’s unpriced power requirements increase to 27% of its total power requirements in calendar years 2007 through 2010. We are reviewing our options for our unpriced energy requirements.
     Appalachian Power Company supplies all of Ravenswood’s power requirements. After December 31, 2007, Century Aluminum of West Virginia, Inc. may terminate the agreement by providing 12 months notice of termination. Power delivered under the new power supply agreement will be as set forth in currently published tariffs. Appalachian Power Company filed a rate case on September 26, 2005, seeking increases in its tariff rates. It has advised Century it expects those rates to become effective July 28, 2006. We are endeavoring to reach a negotiated settlement with the parties in the rate case.
     The Mt. Holly facility (“Mt. Holly”) purchases all of its power from the South Carolina Public Service Authority at rates established by published schedules. Mt. Holly’s current power contract expires December 31, 2015. Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.
     The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a long-term contract due to expire in 2019. The power delivered by Landsvirkjun is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources. Nordural has entered into a power contract with Hitaveita Suðurnesja hf.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
(“HS”) and Orkuveita Reykjavíkur (“OR”) to supply the power required for the additional 130,000 metric tons of capacity. The price for power delivered by HS and OR is also LME-based.
     In April 2006, we announced that we will accelerate the further expansion of the Nordural facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy. The construction of the additional 40,000 mtpy in expansion capacity is expected to be completed by the fourth quarter of 2007. We had previously announced that OR had agreed to deliver the power for the additional expansion by late 2008. Landsvirkjun, Iceland’s national power company, has agreed on an interim basis to deliver power to facilitate the early startup of the expansion in July 2007 until power is available from OR in late 2008.
     Power under Nordural’s agreements with HS and OR will be generated from geothermal resources and prices will be LME-based. Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should HS or OR be unable to meet the obligations of their contract to provide power for the Nordural expansion.
Labor Commitments
     Approximately 82% of our U.S. based work force is represented by the United Steelworker’s of America (the “USWA”). A tentative agreement reached with the USWA covering production and maintenance employees at Hawesville was not ratified in voting on May 1, 2006. Century Aluminum of Kentucky and the USWA have agreed to extend their current labor agreement through May 19, 2006 and to meet in good faith during the extension period to resolve all outstanding issues.
     Our Ravenswood labor agreement expires May 31, 2006.
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
     At March 31, 2006 and December 31, 2005, we had outstanding capital commitments related to the Nordural expansion of $45,363 and $89,910, respectively. Our cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona.
7. Forward Delivery Contracts and Financial Instruments
     As a producer of primary aluminum products, we are exposed to fluctuating raw material and primary aluminum prices. We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The following tables present our long-term primary aluminum sales and tolling contracts.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	LME-based
Glencore Metal Agreement II (3)	Glencore	20,000 mtpy	Through December 31, 2013	Based on U.S. Midwest market
Southwire Metal Agreement (4)	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Based on U.S. Midwest market

		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Based on U.S. Midwest market

(1)	Alcan has the right, upon 12 months notice, to reduce its purchase obligations by 50% under this contract.

(2)	We account for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. We have not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(3)	We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.
Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based

Glencore Tolling Agreement (2)(3)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1)	In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the per annum production capacity at Nordural effective upon the completion of the expansion.

(2)	Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. The term of the agreement is expected to begin in July 2006.

(3)	In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum AS for the period 2007 to 2010.
     Apart from the contracts listed in the Primary Aluminum Sales Contracts table above, we had forward delivery contracts to sell 92,121 metric tons and 107,546 metric tons of primary aluminum at March 31, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 2,679 metric

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
tons and 4,643 metric tons of primary aluminum at March 31, 2006 and December 31, 2005, respectively, of which 186 metric tons were with Glencore at December 31, 2005 (none were with Glencore at March 31, 2006).
Financial Sales Agreements
     To mitigate the volatility in our unpriced forward delivery contracts, we enter into fixed price financial sales contracts which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts are accounted for as cash flow hedges depending on our designation of each contract at its inception. Glencore is the counterparty for all of the contracts summarized below:
     Primary Aluminum Financial Sales Contracts as of:

			(Metric Tons)
	March 31, 2006			December 31, 2005
	Cash Flow			Cash Flow
	Hedges	Derivatives	Total	Hedges	Derivatives	Total
2006	109,500	31,800	141,300	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	—	105,000	105,000	—	105,000	105,000
2010	—	105,000	105,000	—	105,000	105,000
2010—2015	—	375,000	375,000	—	375,000	375,000

Total	238,000	767,400	1,005,400	271,250	786,600	1,057,850

     In the event of a material adverse change in our creditworthiness, our counterparty under these primary aluminum financial sales contracts has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.
     Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 754,500 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at March 31, 2006 or December 31, 2005.
     Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
Natural Gas Financial Purchase Contracts as of:

	(Thousands of DTH)
	March 31,	December 31,
	2006	2005
2006	2,920	1,680
2007	780	780
2008	480	480

Total	4,180	2,940

     Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of March 31, 2006, an accumulated other comprehensive loss of $73,210 is expected to be reclassified as a reduction to earnings over the next 12 month period.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
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
8. Supplemental Cash Flow Information

	Three months ended March 31,
	2006	2005
Cash paid for:
Interest	$15,080	$11,377
Income tax	6,698	2,465

Cash received for:
Interest	196	208
Income tax refunds	135	—

Non-cash investing activities:
Accrued Nordural expansion costs	(5,534)	11,287
9. Asset Retirement Obligations
     The reconciliation of the changes in the asset retirement obligations is as follows:

	For the three months	For the year ended
	ended March 31,	December 31,
	2006	2005
Beginning balance, ARO liability	$11,808	$17,232
Additional ARO liability incurred	1,085	1,849
ARO liabilities settled	(797)	(3,330)
Accretion expense	248	1,370
FIN 47 adoption	—	(5,313)

Ending balance, ARO liability	$12,344	$11,808

10. Recently Adopted Accounting Standards
     We adopted SFAS No. 151, “Inventory Costs” in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads be based on the facilities’ normal production capacity. The adoption of SFAS No. 151 did not impact our financial position and results of operations.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
11. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
     Comprehensive Income:

	Three months ended March 31,
	2006	2005
Net income (loss)	$(141,571)	$11,730
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of tax of $26,613 and $13,454, respectively	(47,272)	(23,472)
Net amount reclassified to income, net of tax of $(8,719) and $(4,190), respectively	15,301	7,304

Comprehensive income (loss)	$(173,542)	$(4,438)

     Components of Accumulated Other Comprehensive Loss:

	March 31, 2006	December 31, 2005
Unrealized loss on financial instruments, net of tax of $67,670 and $49,776	$(120,429)	$(88,458)
Minimum pension liability adjustment, net of tax of $1,665 and $1,665	(2,960)	(2,960)

	$(123,389)	$(91,418)

12. Earnings Per Share
     The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the Three months ended March 31,
	2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share

Net income (loss)	$(141,571)			$11,730

Basic EPS:

Income (loss) applicable to common shareholders	(141,571)	32,263	$(4.39)	11,730	32,057	$0.37
Effect of Dilutive Securities:
Plus:
Options	—	—		—	72

Diluted EPS:

Income (loss) applicable to common shareholders with assumed conversion	$(141,571)	32,263	$(4.39)	$11,730	32,129	$0.37

     Options to purchase 358,101 and 282,912 shares of common stock were outstanding during the periods ended March 31, 2006 and 2005, respectively. There were 83,500 unvested shares of service-based stock outstanding during period ended March 31, 2006. Based on the average price for our common stock in the three months ended March 31, 2006, we would have been required to issue approximately 683,000 shares upon an assumed conversion of our convertible debt. For the three month period ending March 31, 2006 all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share. For the three month period ending March 31, 2005, 10,000 options were excluded from the calculation of diluted EPS because the option exercise prices were greater than the average market price of the underlying common shares.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
     Service-based stock for which vesting is based upon continued service are not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore would have been included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations, if they had had a dilutive effect on earnings per share. Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.
13. Components of Net Periodic Benefit Cost

			Other Postemployment
	Pension Benefits		Benefits
	Three months ended March 31,
	2006	2005	2006	2005
Service cost	$1,030	$1,031	$1,468	$1,338
Interest cost	1,214	1,119	2,420	2,094
Expected return on plan assets	(1,700)	(1,443)	—	—
Amortization of prior service cost	103	182	(219)	(220)
Amortization of net gain	214	113	1,035	765

Net periodic benefit cost	$861	1,002	$4,704	$3,977

14. Condensed Consolidating Financial Information
     Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). During the second quarter of 2005, Century Kentucky became a guarantor subsidiary. In the periods presented prior to the current reporting period, Century Kentucky was classified with the Non-Guarantor Subsidiaries. Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries. For the three months ended March 31, 2006 and March 31, 2005, we allocated total corporate income (expense) of ($3,601) and $518 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.
     The following summarized condensed consolidating balance sheets as of March 31, 2006 and December 31, 2005, condensed consolidating statements of operations for the three months ended March 31, 2006 and March 31, 2005 and the condensed consolidating statements of cash flows for the three months ended March 31, 2006 and March 31, 2005 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.
     This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2006

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Assets:

Cash and cash equivalents	$—	$19,968	$(2,456)	$—	$17,512
Restricted cash	6,029	—	—	—	6,029
Accounts receivable — net	84,120	14,536	—	—	98,656
Due from affiliates	77,713	—	884,341	(940,351)	21,703
Inventories	106,536	21,917	—	(488)	127,965
Prepaid and other assets	5,834	11,666	5,690	—	23,190
Deferred taxes — current portion	59,109	—	—	(8,634)	50,475

Total current assets	339,341	68,087	887,575	(949,473)	345,530
Investment in subsidiaries	16,323	—	(30,116)	13,793	—
Property, plant and equipment — net	449,246	675,052	286	—	1,124,584
Intangible asset — net	71,381	—	—	—	71,381
Goodwill	—	94,844	—	—	94,844
Other assets	53,787	9,501	270,437	(86,998)	246,727

Total assets	$930,078	$847,484	$1,128,182	$(1,022,678)	$1,883,066

Liabilities and shareholders’ equity:
Accounts payable – trade	$33,207	$27,902	$1	$—	$61,110
Due to affiliates	365,525	53,451	47,860	(259,081)	207,755
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	16,087	—	—	16,087
Accrued and other current liabilities	18,228	3,739	25,631	—	47,598
Accrued employee benefits costs — current portion	8,139	—	1,194	—	9,333
Deferred tax liability – current	—	—	8,634	(8,634)	—
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	432,914	101,179	258,320	(267,715)	524,698

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	273,787	—	—	273,787
Revolving credit facility	—	—	5,100	—	5,100
Accrued pension benefit costs — less current portion	—	—	10,638	—	10,638
Accrued postretirement benefit costs — less current portion	98,904	—	971	—	99,875
Other liabilities/intercompany loan	372,942	333,571	—	(677,525)	28,988
Due to affiliates — less current portion	69,937	—	535,479	—	605,416
Deferred taxes	96,402	11,719	—	(91,231)	16,890

Total noncurrent liabilities	638,185	619,077	802,188	(768,756)	1,290,694

Shareholders’ equity:
Common stock	60	12	324	(72)	324
Additional paid-in capital	259,148	85,190	427,668	(344,338)	427,668
Accumulated other comprehensive income (loss)	(122,924)	—	(123,389)	122,924	(123,389)
Retained earnings (accumulated deficit)	(277,305)	42,026	(236,929)	235,279	(236,929)

Total shareholders’ equity	(141,021)	127,228	67,674	13,793	67,674

Total liabilities and shareholders’ equity	$930,078	$847,484	$1,128,182	$(1,022,678)	$1,883,066

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Combined	Combined		Reclassifications
	Guarantor	Non-Guarantor	The	and
	Subsidiaries	Subsidiaries	Company	Eliminations	Consolidated
Assets:

Cash and cash equivalents	$—	$19,005	$(1,253)	$—	$17,752
Restricted cash	2,028	—	—	—	2,028
Accounts receivable — net	73,540	9,476	—	—	83,016
Due from affiliates	60,246	—	703,995	(745,603)	18,638
Inventories	96,347	15,372	—	(283)	111,436
Prepaid and other assets	7,693	8,627	7,598	—	23,918
Deferred taxes — current portion	46,339	—	—	(8,634)	37,705

Total current assets	286,193	52,480	710,340	(754,520)	294,493
Investment in subsidiaries	15,205	—	146,166	(161,371)	—
Property, plant and equipment — net	458,618	613,368	308	(2,136)	1,070,158
Intangible asset — net	74,643	—	—	—	74,643
Goodwill	—	94,844	—	—	94,844
Other assets	54,049	8,951	156,242	(75,949)	143,293

Total assets	$888,708	$769,643	$1,013,056	$(993,976)	$1,677,431

Liabilities and shareholders’ equity:
Accounts payable – trade	$36,670	$25,249	$—	$—	$61,919
Due to affiliates	138,615	52,208	15,485	(47,626)	158,682
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	581	—	—	581
Accrued and other current liabilities	19,994	3,357	31,514	(1,150)	53,715
Accrued employee benefits costs — current portion	8,139	—	1,194	—	9,333
Deferred tax liability – current	—	—	8,634	(8,634)	—
Convertible senior notes	—	—	175,000	—	175,000

Total current liabilities	211,233	81,395	231,827	(57,410)	467,045

Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	230,436	—	—	230,436
Revolving credit facility			8,069	—	8,069
Accrued pension benefit costs — less current portion	—	—	10,350	—	10,350
Accrued postretirement benefit costs — less current portion	95,731	—	929	—	96,660
Other liabilities/intercompany loan	397,778	327,073	—	(696,841)	28,010
Due to affiliates — less current portion	58,090	—	279,326	—	337,416
Deferred taxes	83,019	12,225	—	(78,354)	16,890

Total noncurrent liabilities	634,618	569,734	548,674	(775,195)	977,831

Shareholders’ equity:
Common stock	60	12	322	(72)	322
Additional paid-in capital	259,148	85,190	419,009	(344,338)	419,009
Accumulated other comprehensive income (loss)	(90,953)	—	(91,418)	90,953	(91,418)
Retained earnings (accumulated deficit)	(125,398)	33,312	(95,358)	92,086	(95,358)

Total shareholders’ equity	42,857	118,514	232,555	(161,371)	232,555

Total liabilities and shareholders’ equity	$888,708	$769,643	$1,013,056	$(993,976)	$1,677,431

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2006

	Combined	Combined Non-
	Guarantor	Guarantor		Reclassifications
	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated
Net sales:
Third-party customers	$253,181	$45,292	$—	$—	$298,473
Related parties	48,473	—	—	—	48,473

	301,654	45,292	—	—	346,946

Cost of goods sold	241,214	29,967	—	(703)	270,478

Gross profit (loss)	60,440	15,325	—	703	76,468

Selling, general and admin expenses	11,968	151	—	—	12,119

Operating income	48,472	15,174	—	703	64,349

Interest expense – third party	(6,390)	(361)	—	—	(6,751)
Interest expense – affiliates	7,449	(7,449)	—	—	—
Interest income	56	140	—	—	196
Net gain (loss) on forward contracts	(286,760)	—	—	—	(286,760)
Loss on early extinguishment of debt	—	—	—	—	—
Other income (expense) — net	(106)	(55)	—	—	(161)

Income (loss) before taxes and equity in earnings (loss) of subsidiaries	(237,279)	7,449	—	703	(229,127)
Income tax (expense) benefit	84,129	480	—	(253)	84,356

Net income (loss) before equity in earnings (loss) of subsidiaries	(153,150)	7,929	—	450	(144,771)
Equity earnings (loss) of subsidiaries and joint ventures	3,534	784	(141,571)	140,453	3,200

Net income (loss)	$(149,616)	$8,713	$(141,571)	$140,903	$(141,571)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months ended March 31, 2005

	Combined	Combined Non-
	Guarantor	Guarantor		Reclassifications
	Subsidiaries	Subsidiaries	The Company	and Eliminations	Consolidated
Net sales:
Third-party customers	$213,710	$33,700	$—	$—	$247,410
Related parties	37,971	—	—	—	37,971

	251,681	33,700	—	—	285,381
Cost of goods sold	207,378	113,634	—	(87,198)	233,814
Reimbursement from owners	—	(87,198)	—	87,198	—

Gross profit (loss)	44,303	7,264	—	—	51,567
Selling, general and admin expenses	8,796	—	—	—	8,796

Operating income (loss)	35,507	7,264	—	—	42,771

Interest expense – third party	(6,418)	(404)	—	—	(6,822)
Interest income (expense) – affiliates	4,749	(4,749)	—	—	—
Interest income	167	51	—	—	218
Net gain (loss) on forward contracts	(23,495)	—	—	—	(23,495)
Other income (expense) — net	3	542	—	—	545

Income (loss) before taxes and equity in earnings (loss) of subsidiaries	10,513	2,704	—	—	13,217
Income tax (expense) benefit	(2,760)	(2,093)	—	—	(4,853)

Net income (loss) before equity in earnings (loss) of subsidiaries	7,753	611	—	—	8,364
Equity earnings (loss) of subsidiaries	(3,540)	3,365	11,730	(8,189)	3,366

Net income (loss)	$4,213	$3,976	$11,730	$(8,189)	$11,730

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements — (continued)
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2006

	Combined	Combined Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$13,212	$2,827	$—	$16,039

Investing activities:
Purchase of property, plant and equipment	(647)	(1,981)	(4)	(2,632)
Nordural expansion	—	(68,769)	—	(68,769)
Restricted cash deposits	(4,001)	—	—	(4,001)

Net cash used in investing activities	(4,648)	(70,750)	(4)	(75,402)

Financing activities:
Borrowings	—	59,000	—	59,000
Repayment of third party debt	—	(143)	—	(143)
Payments for revolving credit facility	—	—	(2,969)	(2,969)
Excess tax benefits from share-based compensation	—	—	855	855
Intercompany transactions	(8,564)	10,029	(1,465)	—
Issuance of common stock	—	—	2,380	2,380

Net cash provided by (used in) financing activities	(8,564)	68,886	(1,199)	59,123

Net increase (decrease) in cash	—	963	(1,203)	(240)
Beginning cash and cash equivalents	—	19,005	(1,253)	17,752

Ending cash and cash equivalents	$—	$19,968	$(2,456)	$17,512

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2005

	Combined	Combined Non-
	Guarantor	Guarantor
	Subsidiaries	Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$23,303	$3,821	$—	$27,124

Investing activities:
Purchase of property, plant and equipment	(957)	(1,292)	(291)	(2,540)
Nordural expansion	—	(48,988)	—	(48,988)

Net cash used in investing activities	(957)	(50,280)	(291)	(51,528)

Financing activities:
Borrowings	—	105,325	—	105,325
Repayment of third party debt	—	(68,658)	—	(68,658)
Financing fees	—	(4,617)	—	(4,617)
Intercompany transactions	(22,531)	36,380	(13,849)	—
Issuance of common stock	—	—	949	949

Net cash provided by (used in) financing activities	(22,531)	68,430	(12,900)	32,999

Net increase (decrease) in cash	(185)	21,971	(13,191)	8,595
Beginning cash and cash equivalents	185	1,759	42,224	44,168

Ending cash and cash equivalents	$—	$23,730	$29,033	$52,763

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.
     This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Financial Statements and Supplementary Data,” and:
•	Our high level of indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;

•	The loss of a customer to whom we deliver molten aluminum would increase our production costs;

•	Glencore International AG owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;

•	We could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to one or more of our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•	Due to volatile prices for alumina and electricity, the principal cost components of primary aluminum production, our production costs could be materially impacted if we experience changes to or disruptions in our current alumina or power supply arrangements, production costs at our alumina refining operation increase significantly, if we are unable to obtain economic replacement contracts for our alumina supply or power for those portions of our power requirements that are currently unpriced, or if we are subject to significant fuel cost adjustments under our existing power contracts;

•	By expanding our geographic presence and diversifying our operations through the acquisition of bauxite mining, alumina refining and additional aluminum reduction assets, we are exposed to new risks and uncertainties that could adversely affect the overall profitability of our business;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect our margins;

•	Most of our employees are unionized and any labor dispute or failure to successfully renegotiate an existing labor agreement could materially impair our ability to conduct our production operations at our unionized facilities;

•	We are subject to a variety of existing environmental laws that could result in unanticipated costs or liabilities;

•	We may not realize the expected benefits of our growth strategy if we are unable to successfully integrate the businesses we acquire; and

•	We cannot guarantee that our subsidiary Nordural will be able to complete its ongoing expansions in the time forecast or without significant cost overruns or that we will be able to realize the expected benefits of the ongoing expansions.
     We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this filing. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. When reading any forward-looking statements in this filing, the reader should consider the risks described above and elsewhere in this report as well as those described in our Annual

Report on Form 10-K for the year ended December 31, 2005. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
     Nordural Expansion Schedule Accelerated
     In April 2006, we announced that we will accelerate the further expansion of our Nordural facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy. The construction of the expansion is expected to be completed by the fourth quarter of 2007. We had previously announced that OR had agreed to deliver the power for the additional expansion by late 2008. Landsvirkjun, Iceland’s national power company, has agreed on an interim basis to deliver power to facilitate the early startup of the expansion in July 2007 until power is available from OR in late 2008.
     Alumina Supply Contract with Glencore
     Effective as of April 26, 2006, Century entered into a three year alumina supply contract with Glencore for the supply of alumina. Glencore will supply approximately 330,000 metric tons per year of alumina beginning January 1, 2007 through December 31, 2009. The contract pricing will be variable, based on the LME price for primary aluminum.
Labor Agreement with USWA at Hawesville Extended
     A tentative agreement reached with the USWA covering production and maintenance employees at Hawesville was not ratified in voting on May 1, 2006. Century Aluminum of Kentucky and the USWA have agreed to extend their current labor agreement through May 19, 2006 and to meet in good faith during the extension period and anticipate finding resolution to resolve all outstanding issues.
Helguvik Harbor and Site agreements
     In furtherance of a joint action plan to evaluate the possible construction of a new aluminum smelter in the vicinity of Helguvik, Iceland, approximately 30 miles from the city of Reykjavik, we signed a harbor and site agreement with the Reykjanesbaer Municipal Council and the Reykjanes Harbour Board.
New Executive Vice President and General Counsel
     Effective May 1, 2006, Robert R. Nielsen succeeded Gerald J. Kitchen as executive vice president, general counsel and secretary. Mr. Kitchen retired April 30, 2006. Mr. Kitchen, who joined Century in 1995 prior to our initial public offering, will continue to work for us on a contract basis.
Results of Operations
     The following discussion reflects our historical results of operations. The results for the three months ended March 31, 2005 have been restated to reflect our change in inventory valuation during the second quarter of 2005

Century’s financial highlights include:

	Three months ended
	March 31,
	2006	2005
	(In thousands, except per share data)
Net sales
Third-party customers	$298,473	$247,410
Related party customers	48,473	37,971

Total	$346,946	$285,381

Net income (loss)	$(141,571)	$11,730
Net income (loss) applicable to common shareholders	$(141,571)	$11,730

Earnings (loss) per common share:
Basic and Diluted	$(4.39)	$0.37
     Net sales: Net sales for the three months ended March 31, 2006 increased $61.6 million or 22% to $346.9 million. Higher price realizations for primary aluminum in the first quarter 2006, due to improved London Metal Exchange (“LME”) prices for primary aluminum, contributed $54.7 million to the sales increase. Additional sales volume contributed $6.9 million to the sales increase. Direct shipments were 5.1 million pounds more than the previous year period due to increased smelter production. Toll shipments were 4.0 million pounds more than the previous year period due to ongoing Nordural expansion capacity coming on-stream during the current quarter.
     Gross profit: Gross profit for the three months ended March 31, 2006 increased $24.9 million or 48% to $76.5 million from $51.6 million for the same period in 2005. Improved price realizations on direct shipments, net of increased alumina costs, improved gross profit by $30.2 million. Improved price realizations on toll shipments, net of Nordural power cost increases, improved gross profit by $5.0 million. Increased shipment volume contributed $1.5 million in additional gross profit. Partially offsetting these gains were $11.8 million in net cost increases during the current quarter comprised of: increased power costs at our U.S. smelters, $7.0 million; increased costs for maintenance and supplies, $2.9 million; increased net amortization and depreciation charges, $1.1 million; other spending increases, $0.8 million.
     Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended March 31, 2006 increased $3.3 million to $12.1 million. Approximately 73%, or $2.4 million of the increase is due to the adoption of SFAS 123R, Stock Option Expense, and another 13% is due to recruitment and relocation of new executive management personnel. The remainder of the increase is due to compensation expense associated with our long-term incentive performance share award program which is impacted by the market price for our common stock.
     Net loss on forward contracts: Net loss on forward contracts for the three months ended March 31, 2006 was $286.8 million as compared to a net loss on forward contracts of $23.5 million for the same period in 2005. The losses reported for the three month periods ended March 31, 2006 and 2005, were primarily a result of mark-to-market losses associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting.
     Tax provision: Our recorded income tax benefit for the three months ended March 31, 2006 was $84.4 million. Tax expense of $4.9 million was recorded for the same period in 2005. The change in the income tax provision was a result of the change in pre-tax loss.

     Equity in earnings of joint ventures: Equity in earnings from the Gramercy and SABL investments were $3.2 million for the three months ended March 31, 2006 compared to $3.4 for the same period in 2005. These earnings represent our share of profits from third party bauxite, hydrate and chemical grade alumina sales.
     Liquidity and Capital Resources
     Our statements of cash flows for the three months ended March 31, 2006 and 2005 are summarized below:

	Three months ended
	March 31,
	2006	2005
	(dollars in thousands)
Net cash provided by operating activities	$16,039	$27,124
Net cash used in investing activities	(75,402)	(51,528)
Net cash provided by financing activities	59,123	32,999

Net increase (decrease) in cash and cash equivalents	$(240)	$8,595

     Net cash from operating activities in the first three months of 2006 was $16.0 million due to improved market conditions as discussed above, that were partially offset by increases in working capital.
     Our net cash used in investing activities for the three month period ended March 31, 2006 was $75.4 million, primarily a result of the ongoing expansion of the Nordural facility. The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and cash placed on deposit to support future energy purchases. During the three month period ended March 31, 2005, we used cash for the Nordural expansion project and for capital expenditures to maintain and improve plant operations.
     Net cash provided by financing activities during the first three months of 2006 was $59.1 million. We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $59.0 million. We also received proceeds from the issuance of common stock of $2.4 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.8 million, which were offset by repayments on our revolving credit facility of $3.0 million and on our long-term debt of $0.1 million. During the three months ended March 31, 2005, we borrowed $105.3 million under Nordural’s new term loan facility, used cash of $68.5 million to retire the prior Nordural term loan facility, and paid $4.6 million in financing fees.
Liquidity
     Our principal sources of liquidity are cash flow from operations, available borrowings under our revolving credit facility and Nordural’s term loan facility. We believe these sources will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. At March 31, 2006, we had borrowing availability of $94.7 million under its revolving credit facility, subject to customary covenants, with $5.1 million of outstanding borrowings. As of March 31, 2006, Nordural had borrowing availability of $84.0 million under their $365.0 million term loan facility.
     We are party to fixed price financial sales contracts for primary aluminum with Glencore. In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.
     Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, payments on our derivative contracts, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

Capital Resources
     Capital expenditures for the three months ended March 31, 2006 were $71.4 million, $68.8 million of which was for the expansion project at Nordural, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. Exclusive of the Nordural expansion, we anticipate capital expenditures of approximately $15.0 to $20.0 million in 2006. The Nordural expansion will require approximately $143.0 million of capital expenditures in 2006 to complete the expansion to 220,000 mtpy. We expect to spend approximately an additional $30 million in 2006 for the expansion from 220,000 mtpy to 260,000 mtpy. At March 31, 2006, we had outstanding capital commitments related to the Nordural expansion of $45.4 million. Our cost commitments for the Nordural expansions may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona. As of March 31, 2006, we had no hedges to mitigate our foreign currency exposure.
Other Contingencies
     Our income tax returns are periodically examined by various tax authorities. We are currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. We are reviewing the issues raised by the IRS and have filed an administrative appeal within the IRS, contesting the proposed tax deficiencies. We believe that our tax position is well-supported and, based on current information, do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Sensitivity
     We are exposed to changes in the price of primary aluminum. We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments, as well as by purchasing alumina under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions. The following table shows our forward priced sales as a percentage of our estimated production capacity.
Forward Priced Sales as of March 31, 2006

	2006 (1)(2)	2007(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)
Base Volume:
Pounds (000)	317,418	374,565	240,745	231,485	231,485	826,733
Metric tons	143,979	169,900	109,200	105,000	105,000	375,000
Percent of capacity	26%	22%	14%	14%	14%	10%
Potential additional volume (2):
Pounds (000)	41,667	111,113	220,903	231,485	231,485	826,733
Metric tons	18,900	50,400	100,200	105,000	105,000	375,000
Percent of capacity	4%	7%	13%	14%	14%	10%

(1)	The forward priced sales in 2006 exclude April 2006 shipments to customers that are priced based upon the prior month’s market price.

(2)	Certain financial contracts included in the forward priced sales base volume for the period 2006 through 2015 contain clauses that trigger potential additional sales volume when the market price for a contract month is above the base contract ceiling price. These contacts will be settled monthly and, if the market price exceeds the ceiling price for all contract months through 2015, the potential sales volume would be equivalent to the amounts shown above.

     Apart from the forward sales contracts described in Note 7 of the Notes to the Consolidated Financial Statements, we had forward delivery contracts to sell 92,121 metric tons and 107,546 metric tons of primary aluminum at March 31, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 2,679 metric tons and 4,643 metric tons of primary aluminum at March 31, 2006 and December 31, 2005, respectively, of which, 186 metric tons at December 31, 2005 were with Glencore (none as of March 31, 2006).
Primary Aluminum Financial Sales Contracts as of:

	(Metric Tons)
	March 31, 2006			December 31, 2005
	Cash Flow			Cash Flow
	Hedges	Derivatives	Total	Hedges	Derivatives	Total
2006	109,500	31,800	141,300	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	—	105,000	105,000	—	105,000	105,000
2010	—	105,000	105,000	—	105,000	105,000
2010—2015	—	375,000	375,000	—	375,000	375,000

Total	238,000	767,400	1,005,400	271,250	786,600	1,057,850

     Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 754,500 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at March 31, 2006 or December 31, 2005.
     Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
Natural Gas Financial Purchase Contracts as of:

	(Thousands of DTH)
	March 31,	December 31,
	2006	2005
2006	2,920	1,680
2007	780	780
2008	480	480

Total	4,180	2,940

     On a hypothetical basis, a $100 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $15.2 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $49.1 million on net income for the contracts designated as derivatives, for the period ended March 31, 2006 as a result of the forward primary aluminum financial sales contracts outstanding at March 31, 2006.
     On a hypothetical basis, a $1.00 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $2.7 million after tax on accumulated other comprehensive income for the period ended March 31, 2006 as a result of the forward natural gas financial purchase contracts outstanding at March 31, 2006.
     Our metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

     This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of our alumina contracts, except the Hawesville alumina contract with Gramercy are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production. As of May 1, 2006, approximately 52% of the our production for 2006 was either hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.
     Nordural. Presently, all of Nordural’s revenues are derived from toll conversion agreements whereby Nordural converts alumina provided into primary aluminum for a fee based on the LME price for primary aluminum. Because of these agreements, Nordural’s revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum.
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
Interest Rates
     Interest Rate Risk. Our primary debt obligations are the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, the Nordural debt, including $265.5 million of borrowings under its term loan facility, the $7.8 million in industrial revenue bonds (“IRBs”) and borrowings under our revolving credit facility. Because the senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates do not subject us to changes in future interest expense with respect to these borrowings. Borrowings under our revolving credit facility, which total $5.1 million at March 31, 2006, are at variable rates at a margin over LIBOR or the bank base rate, as defined in the revolving credit facility. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. At March 31, 2006, we had $295.9 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $3.0 million, assuming no debt reduction. We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of our floating rate debt.
     Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.
b. Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2006, there have not been any changes in our internal controls over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Stockholders
None.
Item 6. Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith
10.1	Employment Agreement, dated January 23, 2006, between Century Aluminum Company and Michael A. Bless	8-K		1/25/06

10.2	Severance Protection Agreement, dated January 23, 2006, between Century Aluminum Company and Michael A. Bless	8-K		1/25/06

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date: May 10, 2006	By:	/s/ Logan W. Kruger

Logan W. Kruger
President and Chief Executive Officer

Date: May 10, 2006	By:	/s/ Michael A. Bless

Michael A. Bless
Executive Vice-President/Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit					Filed
Number	Description of Exhibit	Form	File No.	Filing Date	Herewith
10.1	Employment Agreement, dated January 23, 2006, between Century Aluminum Company and Michael A. Bless	8-K		1/25/06

10.2	Severance Protection Agreement, dated January 23, 2006, between Century Aluminum Company and Michael A. Bless	8-K		1/25/06

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X