Form 10-Q
period 2006-06-30
CENTURY ALUMINUM CO
filed 2006-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐     Accelerated Filer ☒  Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

The registrant had 32,426,835 shares of common stock outstanding at August 1, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
Notes to Consolidated Financial Statements
1. General
2. Stock-Based Compensation
3. Inventories
4. Goodwill and Intangible Asset
5. Debt
6. Contingencies and Commitments
7. Forward Delivery Contracts and Financial Instruments
8. Supplemental Cash Flow Information
9. Asset Retirement Obligations
10. Recently Adopted Accounting Standards
11. New Accounting Standard
12. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)
13. Earnings Per Share
14. Components of Net Periodic Benefit Cost
15. Other Assets
16. Condensed Consolidating Financial Information
17. Subsequent Events

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
Results of Operations
Liquidity and Capital Resources
Other Contingencies

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Commodity Price Sensitivity
Interest Rates

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1A. Risk Factors

Item 4. Submission of Matters to a Vote of Stockholders

Item 6. Exhibit Index

SIGNATURES

EXHIBT 31.1 - Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

EXHIBT 31.2 - Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

EXHIBT 32.1 - SECTION 1350 CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
	June 30, 2006	December 31, 2005
ASSETS
ASSETS:
Cash and cash equivalents	$29,175	$17,752
Restricted cash	6,029	2,028
Accounts receivable — net	118,191	83,016
Due from affiliates	15,635	18,638
Inventories	132,956	111,436
Prepaid and other current assets	21,375	23,918
Deferred taxes — current portion	53,281	37,705
Total current assets	376,642	294,493
Property, plant and equipment — net	1,155,732	1,070,158
Intangible asset — net	68,118	74,643
Goodwill	94,844	94,844
Other assets	251,358	143,293
TOTAL	$1,946,694	$1,677,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable — trade	$59,291	$61,919
Due to affiliates	221,650	158,682
Accrued and other current liabilities	52,691	53,715
Long term debt — current portion	16,093	581
Accrued employee benefits costs — current portion	9,333	9,333
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	541,873	467,045
Senior unsecured notes payable	250,000	250,000
Nordural debt	283,636	230,436
Revolving credit facility	--	8,069
Accrued pension benefits costs — less current portion	10,904	10,350
Accrued postretirement benefits costs — less current portion	103,245	96,660
Due to affiliates — less current portion	592,550	337,416
Other liabilities	28,420	28,010
Deferred taxes	16,890	16,890
Total noncurrent liabilities	1,285,645	977,831

CONTINGENCIES AND COMMITMENTS (NOTE 6)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized, and no shares outstanding)	--	--
Common stock (one cent par value, 100,000,000 shares authorized; 32,426,835 and 32,188,165 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively)	324	322
Additional paid-in capital	429,797	419,009
Accumulated other comprehensive loss	(119,816)	(91,418)
Accumulated deficit	(191,129)	(95,358)
Total shareholders’ equity	119,176	232,555
TOTAL	$1,946,694	$1,677,431

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
NET SALES:
Third-party customers	$356,242	$243,329	$654,715	$490,754
Related parties	49,734	39,927	98,207	77,898
	405,976	283,256	752,922	568,652
Cost of goods sold	297,972	237,908	568,450	471,737
Gross profit	108,004	45,348	184,472	96,915

Selling, general and administrative expenses	8,376	8,046	20,495	16,842
Operating income	99,628	37,302	163,977	80,073

Interest expense	(8,799)	(6,517)	(15,550)	(13,201)
Interest income	152	275	348	493
Net gain (loss) on forward contracts	(30,456)	24,496	(317,216)	1,001
Other income (expense)	37	(472)	(124)	(65)
Income (loss) before income taxes and equity in earnings of joint ventures	60,562	55,084	(168,565)	68,301
Income tax benefit (expense)	(19,109)	(17,880)	65,247	(22,733)
Income (loss) before equity in earnings of joint ventures	41,453	37,204	(103,318)	45,568
Equity in earnings of joint ventures	4,347	3,540	7,547	6,906
Net income (loss)	$45,800	$40,744	$(95,771)	$52,474

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.41	$1.27	$(2.96)	$1.63
Diluted	$1.35	$1.27	$(2.96)	$1.63
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000):
Basic	32,419	32,140	32,341	32,099
Diluted	34,297	32,196	32,341	32,162

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six months ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(95,771)	$52,474
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on forward contracts	283,573	(3,429)
Depreciation and amortization	32,224	28,050
Deferred income taxes	(29,806)	7,681
Pension and other post retirement benefits	7,139	7,421
Stock-based compensation	3,872	--
Excess tax benefits from share-based compensation	(1,090)	--
(Gain) loss on disposal of assets	45	(4)
Non-cash loss on early extinguishment of debt	--	253

Changes in operating assets and liabilities:
Accounts receivable - net	(35,175)	(24,999)
Due from affiliates	3,003	327
Inventories	(17,880)	6,834
Prepaid and other current assets	(3,459)	(5,712)
Accounts payable - trade	(710)	(6,745)
Due to affiliates	2,173	(9,548)
Accrued and other current liabilities	(69,243)	11,104
Other - net	(11,605)	(4,983)
Net cash provided by operating activities	67,290	58,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(109,002)	(113,654)
Purchase of other property, plant and equipment	(7,568)	(5,481)
Business acquisitions, net of cash acquired	--	(7,000)
Restricted cash deposits	(4,001)	(350)
Proceeds from sale of property, plant and equipment	10	59
Net cash used in investing activities	(120,561)	(126,426)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	69,000	145,378
Repayment of debt	(288)	(83,023)
Net repayments under revolving credit facility	(8,069)	--
Financing fees	--	(4,617)
Excess tax benefits from shared-based compensation	1,090	--
Dividends	--	(16)
Issuance of common stock	2,961	986
Net cash provided by financing activities	64,694	58,708
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,423	(8,994)

Cash and cash equivalents at the beginning of the period	17,752	44,168
Cash and cash equivalents at the end of the period	$29,175	$35,174

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements
 Six month periods ending June 30, 2006 and 2005
 (Dollars in thousands, except per share amounts)
 (Unaudited)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications of 2005 information were made to conform to the 2006 presentation. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

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

		Three months ended	Six months ended
		June 30, 2005	June 30, 2005

Net income applicable to common shareholders	As reported	$40,744	$52,474
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		252	1,683
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(392)	(1,953)
Pro forma net income		$40,604	$52,204

Basic earnings per share	As reported	$1.27	$1.63
	Pro forma	$1.26	$1.63
Diluted earnings per share	As reported	$1.27	$1.63
	Pro forma	$1.26	$1.62

1996 Stock Incentive Plan— We award performance-based and service-based (time vested) stock awards and grant qualified incentive stock options and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 5,000,000 shares authorized for issuance with approximately 3,599,920 shares remaining in reserve. Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant. Our non-employee director’s annual option grants vest one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting. As of June 30, 2006, options to purchase 384,372 shares of common stock were outstanding and approximately 98,500 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. As of June 30, 2006, approximately 195,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

CENTURY ALUMINUM COMPANY
 Notes to Consolidated Financial Statements - (continued)

Non-Employee Directors Stock Option Plan— Our non-employee directors’ stock option plan is no longer an active plan. As of June 30, 2006, this plan has 57,334 outstanding options, but no new options will be issued out of this plan.

Option Pricing Model - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for 2006 and 2005.
	2006	2005
Weighted average fair value per option granted during the period	$26.81	$15.19
Risk-free interest rate	4.30-4.99%	3.98-4.29%
Expected dividend yield	$0.00	$0.00
Expected volatility	60%	67%
Expected forfeiture rate	5%	--
Expected lives (years)	5.5	5.5

The risk-free interest rate is based on the yield on the measurement date for five year zero-coupon U.S. Treasury bonds. The dividend yield is based on our current expectation to not pay dividends on our common stock for the foreseeable future. Expected volatility is based on the historical volatility of the price of our common stock over the expected term of the options. The expected forfeiture rate is based on our historical forfeiture rate after 1999 (the year we sold our rolling business). The expected life of the options is estimated using the method specified in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

A summary of the changes in options outstanding under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the six months ended June 30, 2006 is presented below:

Options	Number	Weighted Average Exercise Price
Outstanding at January 1, 2006	453,661	$20.93
Granted	91,000	37.27
Exercised	(159,622)	18.55
Forfeited	(667)	24.32
Outstanding at June 30, 2006	384,372	$25.78

Service-based stock awards (1)	Number
Outstanding at January 1, 2006	59,000
Granted	39,500
Outstanding at June 30, 2006	98,500

(1) All of our service-based stock awards require the recipients to remain an employee for a certain period of time before the award vests. Recipients receive common stock upon vesting.

The following table summarizes information about outstanding stock options at June 30, 2006:

Options Outstanding:
Range of Exercise Prices	Number Outstanding at 6/30/2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$26.70 to $47.61	113,834	9.6 years	$35.19	$920
$23.98 to $24.70	188,010	9.3 years	$24.25	3,575
$7.03 to $23.18	82,528	6.3 years	$16.21	2,233
	384,372			$6,728

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

Exercisable Options:
Range of Exercise Prices	Number Exercisable at 6/30/2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$26.70 to $47.61	37,581	9.5 years	$33.20	$379
$23.98 to $24.70	27,929	8.6 years	$24.35	528
$7.03 to $23.18	63,597	5.7 years	$14.13	1,853
	129,107			$2,760

The following table summarizes the changes in non-vested stock options during the six months ended June 30, 2006:
Non-vested Options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2006	205,430	$14.59
Granted	67,669	22.98
Vested	(17,167)	16.05
Forfeited	(667)	14.48
Non-vested options at June 30, 2006	255,265	$16.72

The following table summarizes the compensation cost recognized for the three and six months ended June 30, 2006 and 2005, respectively, for all options and service-based stock awards. No stock-based compensation cost was capitalized during these periods.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Compensation expense reported:
Stock option grants	$916	$--	$2,921	$--
Service-based stock awards	398	--	839	--
Performance-based stock grants	231	394	2,767	2,630
Total compensation expense before income tax	1,545	394	6,527	2,630
Income tax benefit	(552)	(142)	(2,330)	(947)
Total compensation expense, net of income tax benefit	$993	$252	$4,197	$1,683

As of June 30, 2006, we had unrecognized compensation expense of $4,332 before taxes, related to non-vested stock options and service-based stock awards. This expense will be recognized over a weighted average period of 1.3 years. The unrecognized compensation expense is expected to be recognized over the following periods:

	Remainder 2006	2007	2008	2009
Stock-based compensation expense (pre-tax)	$1,564	$2,195	$516	$57

During the six month periods ended June 30, 2006, we received $2,961 from employees for the exercise of stock options. For the three and six month periods ended June 30, 2006, we recorded a tax benefit of $235 and $1,090, respectively, related to these stock option exercises. In addition, we issued approximately 79,000 common shares (net of shares withheld to satisfy tax liabilities) in the first quarter 2006 to satisfy a performance share liability of $5,208.

It has been our policy to issue new shares to satisfy the requirements of our stock-based compensation plans. We do not expect to repurchase shares in the future to support our stock-based compensation plans.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

3.	Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005

Raw materials	$57,086	$47,352
Work-in-process	18,235	11,461
Finished goods	5,410	5,446
Operating and other supplies	52,225	47,177
	$132,956	$111,436

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

4.	Goodwill and Intangible Asset

We test our goodwill for impairment annually in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value an impairment loss will be recognized. No impairment loss was recorded in 2006 or 2005. The fair value is estimated using market comparable information.

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”). The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of June 30, 2006, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $87,868.

For the three month periods ended June 30, 2006 and June 30, 2005, amortization expense for the intangible asset totaled $3,262 and $3,674, respectively. For the six month periods ended June 30, 2006 and June 30, 2005, amortization expense for the intangible asset totaled $6,524 and $7,214, respectively.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

5.	Debt

	June 30,	December 31,
	2006	2005
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(3)(4)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028 (“IRBs”), interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	16,093	581
Long-term debt:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(4)(6)	250,000	250,000
Nordural Senior term loan facility maturing in 2010, variable interest rate, principal and interest payments due semiannually through 2010, less current portion (5)	275,500	222,000
Various Nordural loans, with interest rates ranging from 2.70% to 6.75% due 2012 to 2020, less current portion	8,136	8,436
Borrowings under revolving credit facility (4)	--	8,069
Total Debt	$732,544	$671,901

(1) The convertible notes are classified as current because they are convertible at any time by the holder. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2006 was 4.27%.

(2) The convertible notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of convertible notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion, the holder of the convertible note shall receive cash equal to the principal amount of the convertible note and, at our election, either cash or Century common stock, or a combination thereof, for the conversion value in excess of such principal amount, if any.

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

(5) The senior term loan interest rate at June 30, 2006 was 6.87%. Nordural's $365,000 loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006. Nordural's obligations under the term loan facility are secured by a pledge of all of Nordural's shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural's assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15,500 on February 28, 2007 and $14,000 on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009, and all remaining outstanding principal amount on February 28, 2010.

(6) On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principle amount, plus accrued and unpaid interest, beginning on August 15, 2012.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

Revolving Line of Credit

In September 2005, we replaced our revolving credit facility that was due to expire in March 2006 with a new $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks. The Credit Facility will mature September 19, 2010. Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. We issued two letters of credit totaling $800 in June 2006. Other than the letters of credit issued, we had no other outstanding borrowings under the Credit Facility as of June 30, 2006. As of June 30, 2006, we had a borrowing availability of $99,053 under the Credit Facility. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. We pay a commitment fee for the unused portion of the line.

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through June 30, 2006, we have expended approximately $440 on the Recovery Plan. Although there is no limit on our obligation to make indemnification payments, we expect the future potential indemnification payments related to the Order will be approximately $200, which may be offset in part by sales of recoverable hydrocarbons.

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

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

In July 2006, Century was named as a defendant together with certain affiliates of Alcan Inc. in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC (formerly Pechiney Rolled Products, LLC) in July 1999. The complaint also seeks costs and attorney fees.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $729 and $532 at June 30, 2006 and December 31, 2005, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

Because of the issues and uncertainties described above, and our inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on our future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on our financial condition, results of operations, or liquidity.

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

Power Commitments

Hawesville currently purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Approximately 73% of this power is at fixed prices. Kenergy acquires the power it provides to Hawesville mostly from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. For 2006, all but two percent of our power requirements at Hawesville are priced. Hawesville’s unpriced power requirements increase to 27% of its total power requirements in calendar years 2007 through 2010.

Appalachian Power Company supplies all of Ravenswood’s power requirements. After December 31, 2007, Century Aluminum of West Virginia, Inc. (“CAWV”) may terminate the agreement by providing 12 months notice of termination. Power delivered under the supply agreement is as set forth published tariffs. Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates. Under the experimental rate, CAWV may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

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

The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a long-term contract due to expire in 2019. The power delivered by Landsvirkjun is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources. Nordural has entered into a power contract with Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) to supply the power required for the expansion from 90,000 to 220,000 metric tons (“mtpy”) of production capacity.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

In April 2006, we announced that a further expansion of the Nordural facility from 220,000 mtpy to 260,000 mtpy is expected to be completed by the fourth quarter of 2007. Previously, we announced that OR had agreed to deliver the power for the additional expansion by late 2008. Landsvirkjun has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

In June 2006, Nordural signed a memorandum of understanding (“MOU”) to purchase power from HS and OR for a planned primary aluminum reduction project in Helguvik, Iceland. Under the agreement, power will be supplied to the new Helguvik plant in stages, beginning with an initial phase of up to 250 megawatts (“MW”), which will support production capacity of up to 150,000 mtpy. HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW. Electricity delivery for this first phase is targeted for 2010. The MOU provides for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreement is subject to the satisfaction of certain conditions.

Power under Nordural’s agreements with HS and OR will be generated from geothermal resources and prices will be LME-based. Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural’s Grundartangi smelter should HS or OR be unable to meet the obligations of their contract to provide power for the Nordural expansion.

Labor Commitments

Approximately 82% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”). In May 2006, our Hawesville, Kentucky plant employees represented by the USWA ratified a four-year collective bargaining agreement that will extend through April 1, 2010. The agreement covers approximately 600 hourly workers at the Hawesville plant.

Our Ravenswood USWA workers issued a 72 hour strike notice on July 29, 2006. On August 1, 2006 Century and the United Steelworkers jointly announced that they reached a tentative agreement on a restructured offer. As a result, the union rescinded a 72 hour notice to strike and extended the current labor contract to permit a ratification vote on the tentative agreement. On August 4, 2006, the membership of United Steelworkers Local 5668 voted to ratify a three-year labor agreement covering approximately 580 hourly workers at the Ravenswood facility.

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

At June 30, 2006 and December 31, 2005, we had outstanding capital commitments related to the Nordural expansion of approximately $88,759 and $89,910, respectively. Our cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona.

In May 2006, we purchased foreign currency options with a notional value of $41,627 to hedge a portion of our foreign currency risk in the Icelandic krona associated with capital expenditures from the ongoing 40,000 mtpy expansion to 260,000 mtpy at Nordural. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS 133, have maturities through November 2007.  The critical terms of the contracts match those of the underlying exposure.

As of June 30, 2006, the fair value of the foreign currency options of $1,483 is recorded in other assets.  The accumulated other comprehensive income balance includes an unrealized loss of $595, net of taxes.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

7.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum products, we are exposed to fluctuating raw material and primary aluminum prices. We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The following tables present our long-term primary aluminum sales and tolling contracts. “Glencore” refers to Glencore International AG and its subsidiaries.

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing

Alcan Metal Agreement (1)	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Based on U.S. Midwest market
Southwire Metal Agreement (4)	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Based on U.S. Midwest market

(1) Alcan has the right, upon 12 months notice, to reduce its purchase obligations by 50% under this contract. Following receipt of a 72 hour notice to strike by the USWA, we commenced an orderly shutdown of the Ravenswood facility and on August 2, 2006 delivered a force majeure notice to Alcan informing it that deliveries under the Alcan Metal Agreement were being reduced. USWA workers approved a new labor agreement on August 4, 2006 and full deliveries under the Alcan Metal Agreement are expected to resume in three months. See Note 17, Subsequent Events.

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

(3) We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium. Following receipt of a 72 hour notice to strike by the USWA, we commenced an orderly shutdown of the Ravenswood facility and on August 2, 2006 delivered a force majeure notice to Glencore informing it that deliveries under the Glencore Metal Agreement II were being reduced. USWA workers approved a new labor agreement on August 4, 2006 and full deliveries under the Alcan Metal Agreement are expected to resume in three months. See Note 17, Subsequent Events.

(4) The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

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

(2) Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. In July 2006, we began deliveries under the Glencore Tolling agreement.

(3) In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum for the period 2007 to 2010.

Apart from the contracts listed in the Primary Aluminum Sales Contracts table above, we had forward delivery contracts to sell 79,526 metric tons and 107,546 metric tons of primary aluminum at June 30, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 3,879 metric tons and 4,643 metric tons of primary aluminum at June 30, 2006 and December 31, 2005, respectively, of which 186 metric tons were with Glencore at December 31, 2005 (none were with Glencore at June 30, 2006).

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

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tons)
	June 30, 2006			December 31, 2005
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2006	73,000	12,600	85,600	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011-2015	--	375,000	375,000	--	375,000	375,000
Total	201,500	748,200	949,700	271,250	786,600	1,057,850

In the event of a material adverse change in our creditworthiness, our counterparty under these primary aluminum financial sales contracts has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 748,200 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at June 30, 2006 or December 31, 2005.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of DTH)
	June 30, 2006	December 31, 2005

2006	2,500	1,680
2007	780	780
2008	480	480
Total	3,760	2,940

Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of June 30, 2006, an accumulated other comprehensive loss of $76,238 is expected to be reclassified as a reduction to earnings over the next 12 month period.

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

8.	Supplemental Cash Flow Information

	Six months ended June 30,
	2006	2005
Cash paid for:
Interest	$20,273	$13,514
Income tax	31,448	2,975

Cash received for:
Interest	300	415
Income tax refunds	577	--

Non-cash investing activities:
Accrued Nordural expansion costs	$(1,918)	$7,192

9.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligations is as follows:

	For the six months ended June 30, 2006	For the year ended December 31, 2005
Beginning balance, ARO liability	$11,808	$17,232
Additional ARO liability incurred	1,332	1,849
ARO liabilities settled	(1,474)	(3,330)
Accretion expense	851	1,370
FIN 47 adoption	--	(5,313)
Ending balance, ARO liability	$12,517	$11,808

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

10.	Recently Adopted Accounting Standards

We adopted SFAS No. 151, “Inventory Costs” in the first quarter of 2006. This Statement amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting treatment for certain inventory costs. In addition, the Statement requires that the allocation of production overheads to the cost of conversion be based on the normal capacity of the production facilities. The adoption of SFAS No. 151 did not impact our financial position and results of operations.

11.	New Accounting Standard

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.

The Interpretation was issued to provide consistent criteria to recognize, derecognize, and measure benefits related to income taxes. SFAS No. 109 contains no specific guidance on how to address uncertainty in accounting for income tax assets and liabilities. Disclosure provisions of the Interpretation will provide more information about the uncertainty in income taxes and liabilities.

The Interpretation will be effective for our 2007 fiscal year. We are currently assessing the Interpretation and have not yet determined the impact of adopting FIN No. 48 on our financial position and results of operations.

12.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income:
	Six months ended June 30,
	2006	2005
Net income (loss)	$(95,771)	$52,474
Other comprehensive income (loss):
Net unrealized (gain) loss on financial instruments, net of tax of $37,319 and $(8,762), respectively	(66,647)	15,205
Net amount reclassified to income, net of tax of $(21,625) and $(9,413), respectively	38,249	16,354
Comprehensive income (loss)	$(124,169)	$84,033

Components of Accumulated Other Comprehensive Loss:
	June 30, 2006	December 31, 2005
Unrealized loss on financial instruments, net of tax of $65,471 and $49,776	$(116,856)	$(88,458)
Minimum pension liability adjustment, net of tax of $1,665	(2,960)	(2,960)
Accumulated other comprehensive loss	$(119,816)	$(91,418)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

13.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended June 30,
	2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income	$45,800			$40,744
Basic EPS:
Income applicable to common shareholders	45,800	32,419	$1.41	40,744	32,140	$1.27
Effect of Dilutive Securities: Plus:
Options	--	99		--	56
Service-based stock awards	--	93		--	--
Assumed conversion of convertible debt	490	1,686		--	--
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$46,290	34,297	$1.35	$40,744	32,196	$1.27

	For the six months ended June 30,
	2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income (loss)	$(95,771)			$52,474
Basic EPS:
Income (loss) applicable to common shareholders	(95,771)	32,341	$(2.96)	52,474	32,099	$1.63
Effect of Dilutive Securities: Plus:
Options	--	--		--	63
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(95,771)	32,341	$(2.96)	$52,474	32,162	$1.63

Options to purchase 384,372 and 276,913 shares of common stock were outstanding during the periods ended June 30, 2006 and 2005, respectively. There were 98,500 unvested shares of service-based stock outstanding during the period ended June 30, 2006. Based on the average price for our common stock in the three months ended June 30, 2006, we would have been required to issue approximately 1,686,000 shares upon an assumed conversion of our convertible debt. For the three month period ending June 30, 2006, 25,000 options were excluded from the calculation of diluted EPS because the option exercise prices were greater than the average market price of the underlying common shares. For the six month period ending June 30, 2006 all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore was included in average common shares outstanding for diluted earnings per share computations, if they had a dilutive effect on earnings per share. Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

14.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$1,030	$929	$2,060	$1,962
Interest cost	1,214	1,222	2,427	2,341
Expected return on plan assets	(1,700)	(1,506)	(3,400)	(2,950)
Amortization of prior service cost	103	1,299	207	1,481
Amortization of net gain	214	202	427	314
Net periodic benefit cost	$861	$2,146	$1,721	$3,148

	Other Postemployment Benefits
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Service cost	$1,468	$1,178	$2,936	$2,516
Interest cost	2,420	2,345	4,840	4,439
Expected return on plan assets	--	--	--	--
Amortization of prior service cost	(219)	(220)	(438)	(439)
Amortization of net gain	1,035	1,093	2,070	1,857
Net periodic benefit cost	$4,704	$4,396	$9,408	$8,373

15.	Other Assets

	June 30, 2006	December 31, 2005
Deferred tax assets	$156,940	$56,053
Other assets (primarily investment in joint ventures)	80,107	71,640
Deferred financing fees	14,311	15,600
Other assets	$251,358	$143,293

16.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). During the second quarter of 2005, Century Kentucky became a guarantor subsidiary. In the periods presented prior to the current reporting period, Century Kentucky was classified with the Non-Guarantor Subsidiaries. Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries. For the three months ended June 30, 2006 and June 30, 2005, we allocated total corporate income (expense) of $149 and $2,505 to our subsidiaries, respectively. For the six months ended June 30, 2006 and June 30, 2005, we allocated total corporate income (expense) of ($3,452) and $1,986 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of June 30, 2006 and December 31, 2005, condensed consolidating statements of operations for the three and six months ended June 30, 2006 and June 30, 2005 and the condensed consolidating statements of cash flows for the three months ended June 30, 2006 and June 30, 2005 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$11,554	$17,621	$—	$29,175
Restricted cash	6,029	—	—	—	6,029
Accounts receivable — net	102,830	15,361	—	—	118,191
Due from affiliates	63,628	—	843,540	(891,533)	15,635
Inventories	109,161	25,126	—	(1,331)	132,956
Prepaid and other assets	3,906	12,178	5,291	—	21,375
Deferred taxes — current portion	61,915	—	—	(8,634)	53,281
Total current assets	347,469	64,219	866,452	(901,498)	376,642
Investment in subsidiaries	18,354	—	18,283	(36,637)	—
Property, plant and equipment — net	442,772	712,632	328	—	1,155,732
Intangible asset — net	68,118	—	—	—	68,118
Goodwill	—	94,844	—	—	94,844
Other assets	56,003	12,024	301,659	(118,328)	251,358
Total assets	$932,716	$883,719	$1,186,722	$(1,056,463)	$1,946,694

Liabilities and shareholders’ equity:
Accounts payable - trade	$29,510	$29,765	$16	$—	$59,291
Due to affiliates	363,753	54,563	53,914	(250,580)	221,650
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	16,093	—	—	16,093
Accrued and other current liabilities	19,545	3,681	29,465	—	52,691
Accrued employee benefits costs — current portion	8,139	—	1,194	—	9,333
Deferred tax liability - current	—	—	8,634	(8,634)	—
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	428,762	104,102	268,223	(259,214)	541,873
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	283,636	—	—	283,636
Accrued pension benefit costs — less current portion	—	—	10,904	—	10,904
Accrued postretirement benefit costs — less current portion	102,233	—	1,012	—	103,245
Other liabilities/intercompany loan	324,450	340,206	—	(636,236)	28,420
Due to affiliates — less current portion	55,143	—	537,407	—	592,550
Deferred taxes	128,553	12,713	—	(124,376)	16,890
Total noncurrent liabilities	610,379	636,555	799,323	(760,612)	1,285,645
Shareholders’ equity:
Common stock	60	12	324	(72)	324
Additional paid-in capital	259,148	85,190	429,797	(344,338)	429,797
Accumulated other comprehensive income (loss)	(118,832)	(595)	(119,816)	119,427	(119,816)
Retained earnings (accumulated deficit)	(246,801)	58,455	(191,129)	188,346	(191,129)
Total shareholders’ equity	(106,425)	143,062	119,176	(36,637)	119,176
Total liabilities and shareholders’ equity	$932,716	$883,719	$1,186,722	$(1,056,463)	$1,946,694

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$—	$(1,253)	$—	$17,752
Restricted cash	2,028	—	—	—	2,028
Accounts receivable — net	73,540	9,476	—	—	83,016
Due from affiliates	60,246	—	703,995	(745,603)	18,638
Inventories	96,347	15,372	—	(283)	111,436
Prepaid and other assets	7,693	8,627	7,598	—	23,918
Deferred taxes — current portion	46,339	—	—	(8,634)	37,705
Total current assets	286,193	52,480	710,340	(754,520)	294,493
Investment in subsidiaries	15,205	—	146,166	(161,371)	—
Property, plant and equipment — net	458,618	613,368	308	(2,136)	1,070,158
Intangible asset — net	74,643	—	—	—	74,643
Goodwill	—	94,844	—	—	94,844
Other assets	54,049	8,951	156,242	(75,949)	143,293
Total assets	$888,708	$769,643	$1,013,056	$(993,976)	$1,677,431

Liabilities and shareholders’ equity:
Accounts payable - trade	$36,670	$25,249	$—	$—	$61,919
Due to affiliates	138,615	52,208	15,485	(47,626)	158,682
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	581	—	—	581
Accrued and other current liabilities	19,994	3,357	31,514	(1,150)	53,715
Accrued employee benefits costs — current portion	8,139	—	1,194	—	9,333
Deferred tax liability - current	—	—	8,634	(8,634)	—
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	211,233	81,395	231,827	(57,410)	467,045
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	230,436	—	—	230,436
Revolving credit facility			8,069	—	8,069
Accrued pension benefit costs — less current portion	—	—	10,350	—	10,350
Accrued postretirement benefit costs — less current portion	95,731	—	929	—	96,660
Other liabilities/intercompany loan	397,778	327,073	—	(696,841)	28,010
Due to affiliates — less current portion	58,090	—	279,326	—	337,416
Deferred taxes	83,019	12,225	—	(78,354)	16,890
Total noncurrent liabilities	634,618	569,734	548,674	(775,195)	977,831
Shareholders’ equity:
Common stock	60	12	322	(72)	322
Additional paid-in capital	259,148	85,190	419,009	(344,338)	419,009
Accumulated other comprehensive income (loss)	(90,953)	—	(91,418)	90,953	(91,418)
Retained earnings (accumulated deficit)	(125,398)	33,312	(95,358)	92,086	(95,358)
Total shareholders’ equity	42,857	118,514	232,555	(161,371)	232,555
Total liabilities and shareholders’ equity	$888,708	$769,643	$1,013,056	$(993,976)	$1,677,431

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months ended June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$278,358	$77,884	$—	$—	$356,242
Related parties	49,734	—	—	—	49,734
	328,092	77,884	—	—	405,976

Cost of goods sold	248,134	51,357	—	(1,519)	297,972
Gross profit	79,958	26,527	—	1,519	108,004

Selling, general and admin expenses	8,191	185	—	—	8,376
Operating income	71,767	26,342	—	1,519	99,628

Interest expense - third party	(6,160)	(2,639)	—	—	(8,799)
Interest expense - affiliates	7,598	(7,598)	—	—	—
Interest income	60	92	—	—	152
Net loss on forward contracts	(30,456)	—	—	—	(30,456)
Other income (expense) - net	(43)	80	—	—	37
Income before taxes and equity in earnings (loss) of subsidiaries	42,766	16,277	—	1,519	60,562
Income tax expense	(17,439)	(1,123)	—	(547)	(19,109)
Net income before equity in earnings (loss) of subsidiaries	25,327	15,154	—	972	41,453
Equity earnings (loss) of subsidiaries and joint ventures	5,181	1,273	45,800	(47,907)	4,347
Net income (loss)	$30,508	$16,427	$45,800	$(46,935)	$45,800

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months ended June 30, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$208,879	$34,450	$—	$—	$243,329
Related parties	39,927	—	—	—	39,927
	248,806	34,450	—	—	283,256

Cost of goods sold	220,967	21,649	—	(4,708)	237,908
Gross profit	27,839	12,801	—	4,708	45,348

Selling, general and admin expenses	8,046	—	—	—	8,046
Operating income	19,793	12,801	—	4,708	37,302

Interest expense - third party	(6,236)	(281)	—	—	(6,517)
Interest income (expense) - affiliates	6,584	(6,584)	—	—	—
Interest income	252	23	—	—	275
Net gain on forward contracts	24,496	—	—	—	24,496
Other income (expense) - net	(890)	418	—	—	(472)
Income before taxes and equity in earnings (loss) of subsidiaries	43,999	6,377	—	4,708	55,084
Income tax (expense) benefit	(19,028)	2,843	—	(1,695)	(17,880)
Net income before equity in earnings (loss) of subsidiaries	24,971	9,220	—	3,013	37,204
Equity earnings (loss) of subsidiaries	8,390	(1,309)	40,744	(44,285)	3,540
Net income (loss)	$33,361	$7,911	$40,744	$(41,272)	$40,744

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months ended June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$531,539	$123,176	$—	$—	$654,715
Related parties	98,207	—	—	—	98,207
	629,746	123,176	—	—	752,922
Cost of goods sold	489,348	81,324	—	(2,222)	568,450
Gross profit	140,398	41,852	—	2,222	184,472
Selling, general and administrative expenses	20,159	336	—	—	20,495
Operating income	120,239	41,516	—	2,222	163,977
Interest expense - third party	(12,550)	(3,000)	—	—	(15,550)
Interest income (expense) - affiliates	15,047	(15,047)	—	—	—
Interest income	116	232	—	—	348
Net loss on forward contracts	(317,216)	—	—	—	(317,216)
Other income (expense), net	(149)	25	—	—	(124)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(194,513)	23,726	—	2,222	(168,565)
Income tax benefit (expense)	66,690	(643)	—	(800)	65,247
Income (loss) before equity in earnings (loss) of subsidiaries	(127,823)	23,083	—	1,422	(103,318)
Equity in earnings (loss) of subsidiaries and joint ventures	8,715	2,057	(95,771)	92,546	7,547
Net income (loss)	$(119,108)	$25,140	$(95,771)	$93,968	$(95,771)

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Six Months ended June 30, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$422,589	$68,165	$—	$—	$490,754
Related parties	77,898	—	—	—	77,898
	500,487	68,165	—	—	568,652
Cost of goods sold	428,346	48,099	—	(4,708)	471,737
Gross profit	72,141	20,066	—	4,708	96,915
Selling, general and administrative expenses	16,842	—	—	—	16,842
Operating income	55,299	20,066	—	4,708	80,073
Interest expense - third party	(12,654)	(547)	—	—	(13,201)
Interest income (expense) - affiliates	11,333	(11,333)	—	—	—
Interest income	419	74	—	—	493
Net gain on forward contracts	1,001	—	—	—	1,001
Other income (expense) - net	(887)	822	—	—	(65)
Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	54,511	9,082	—	4,708	68,301
Income tax benefit (expense)	(21,788)	750	—	(1,695)	(22,733)
Income before equity in earnings (loss) of subsidiaries	32,723	9,832	—	3,013	45,568
Equity in earnings (loss) of subsidiaries and joint ventures	4,850	2,056	52,474	(52,474)	6,906
Net income (loss)	$37,573	$11,888	$52,474	$(49,461)	$52,474

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$55,402	$11,888	$—	$67,290

Investing activities:
Purchase of property, plant and equipment	(3,556)	(4,008)	(4)	(7,568)
Nordural expansion	—	(109,002)	—	(109,002)
Proceeds from sale of property	10	—	—	10
Restricted cash deposits	(4,001)	—	—	(4,001)
Net cash used in investing activities	(7,547)	(113,010)	(4)	(120,561)

Financing activities:
Borrowings	—	69,000	—	69,000
Repayment of third party debt	—	(288)	—	(288)
Payments for revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,090	1,090
Intercompany transactions	(47,855)	24,959	22,896	—
Issuance of common stock	—	—	2,961	2,961
Net cash provided by (used in) financing activities	(47,855)	93,671	18,878	64,694
Net change in cash and cash equivalents	—	(7,451)	18,874	11,423
Cash and cash equivalents, beginning of period	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of period	$—	$11,554	$17,621	$29,175

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2005
	Combined Guarantor Subsidiaries	Combined Non-guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$4,666	$54,058	$—	$58,724

Investing activities:
Nordural expansion	—	(113,654)	—	(113,654)
Purchase of property, plant and equipment, net	(3,572)	(1,584)	(325)	(5,481)
Business acquisitions, net of cash acquired	—	—	(7,000)	(7,000)
Restricted cash deposits	(350)	—	—	(350)
Proceeds from sale of property, plant and equipment	6	53	—	59
Net cash used in investing activities	(3,916)	(115,185)	(7,325)	(126,426)

Financing activities:
Borrowings	—	145,378	—	145,378
Repayment of debt	—	(72,494)	(10,529)	(83,023)
Financing fees	—	(4,617)	—	(4,617)
Intercompany transactions	(935)	11,364	(10,429)	—
Dividends	—	—	(16)	(16)
Issuance of common stock	—	—	986	986
Net cash provided by (used in) financing activities	(935)	79,631	(19,988)	58,708
Net change in cash and cash equivalents	(185)	18,504	(27,313)	(8,994)
Cash and cash equivalents, beginning of period	185	1,759	42,224	44,168
Cash and cash equivalents, end of period	$—	$20,263	$14,911	$35,174

CENTURY ALUMINUM COMPANY
Notes to Consolidated Financial Statements - (continued)
17.	Subsequent Events

On July 29, we received a 72-hour Notice of Termination of Extension Agreement and Intent to Strike the Employer from the United Steelworkers, which represents the 580 hourly workers at the Ravenswood facility. Based on the USWA’s notice to strike, we completed an orderly shut down of one of the four potlines at the Ravenswood facility. On August 1, 2006, Century and the United Steelworkers jointly announced that they reached a tentative agreement on a restructured offer. As a result, the USWA rescinded the 72 hour notice to strike and extended the current labor contract to permit a ratification vote on the tentative agreement. On August 4, 2006, the membership of the United Steelworkers Local 5668 voted to ratify a three-year labor agreement covering the hourly workers at the Ravenswood facility. Following the ratification of the labor contract, we began the process of restarting the shutdown potline. Based on preliminary information, the restart is expected to cost approximately $4,000 and we estimate that it will take up to three months to achieve full production on that line and in the plant.

As a result of the potline shutdown at Ravenswood, we delivered force majeure notices to Alcan and Glencore and reduced deliveries under the Alcan Metal Agreement and the Glencore Metal Agreement II. Until full production resumes at the Ravenswood facility, we will continue to deliver reduced volumes under the Alcan Metal Agreement and the Glencore Metal Agreement II.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential,” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Financial Statements and Supplementary Data,” and:

•	Our high level of indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;

•	The loss of a customer to whom we deliver molten aluminum would increase our production costs;

•	Glencore International AG (together with its subsidiaries, “Glencore”) owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;

•
We could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to one or more of our facilities, such interruptions could be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•
Due to volatile prices for alumina and electricity, the principal cost components of primary aluminum production, our production costs could be materially impacted if we experience changes to or disruptions in our current alumina or power supply arrangements, production costs at our alumina refining operation increase significantly, if we are unable to obtain economic replacement contracts for power for those portions of our power requirements that are currently unpriced, or if we are subject to significant fuel cost adjustments under our existing power contracts;

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Labor Agreement with USWA at Ravenswood Ratified

On July 29, we received a 72-Hour Notice of Termination of Extension Agreement and Intent to Strike the Employer from the United Steelworkers of America (“USWA”), which represents the 580 hourly workers at the Ravenswood facility. On August 1, 2006, Century and the United Steelworkers jointly announced that they reached a tentative agreement on a restructured offer. As a result, the USWA rescinded the 72 hour notice to strike and extended the current labor contract to permit a ratification vote on the tentative agreement. On August 4, 2006, the membership of the United Steelworkers Local 5668 voted to ratify a three-year labor agreement covering the hourly workers at the Ravenswood facility.

Potline Shutdown and Restart at Ravenswood

Based on the USWA’s notice to strike, we completed an orderly shut down of one of the four potlines at the Ravenswood facility. Following the ratification of the labor contract, we began the process of restarting the shutdown potline. Based on preliminary information, the restart is expected to cost approximately $4.0 million and we estimate that it will take up to three months to achieve full production on that line and in the plant.

As a result of the strike notice and subsequent potline shutdown at Ravenswood, we delivered force majeure notices to Alcan and Glencore and reduced deliveries under the Alcan Metal Agreement and the Glencore Metal Agreement II. Until full production resumes at the Ravenswood facility, we will continue to deliver reduced volumes under the Alcan Metal Agreement and the Glencore Metal Agreement II. Our power supply agreement with Appalachian Power Company allows us to reduce our monthly consumption of power to 60% of our contracted rate.

Labor Agreement with USWA at Hawesville Ratified

In May 2006, our Hawesville, Kentucky plant employees represented by the United Steelworkers ratified a four-year collective bargaining agreement that will extend through April 1, 2010. The agreement covers approximately 600 hourly workers at the Hawesville plant.

Nordural Expansion Schedule Accelerated

In April 2006, we announced that we will accelerate the further expansion of our Nordural facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy. The construction of the expansion is expected to be completed by the fourth quarter of 2007. We had previously announced that Orkuveita Reykjavíkur (“OR”) had agreed to deliver the power for the additional expansion by late 2008. Landsvirkjun, Iceland's national power company, has agreed on an interim basis to deliver power to facilitate the early startup of the expansion beginning in July 2007 until power is available from OR in late 2008.

Alumina Supply Contract with Glencore

Effective April 26, 2006, Century entered into a three year supply contract with Glencore for the supply of alumina. Glencore will supply approximately 330,000 metric tons per year of alumina beginning January 1, 2007 through December 31, 2009. The contract pricing will be variable, based on the LME price for primary aluminum.

Coal Tar Pitch Supplier declares force majeure

On July 20, 2006, the coal tar pitch supplier for our Ravenswood and Hawesville smelters declared a force majeure for the coal tar pitch supply contracts for those smelters. As a result, we expect to receive reduced quantities of pitch in the near future and possibly a reduction in the quality of the pitch received. The reduction is not expected to have a significant impact on operations in the near term. However, a prolonged shortage could deplete our inventory which could significantly impact future operations unless we can purchase additional coal tar pitch supplies economically. The duration of the production shortfall is not known at this time.

Helguvik Power memorandum of understanding signed

In furtherance of an action plan to evaluate the possible construction of a new aluminum smelter in the vicinity of Helguvik, Iceland, approximately 30 miles from the city of Reykjavik, Nordural signed a memorandum of understanding (“MOU”) to purchase electrical energy. The agreement was reached with the two major Icelandic geothermal power producers, Hitaveita Sudurnesja (“HS”) and OR. Under the agreement, power will be supplied to the new Helguvik plant in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 metric tons per year (mtpy). HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW. Electricity delivery for this first phase is targeted for 2010. The MOU provides for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreement is subject to the satisfaction of certain conditions.

Joint Venture with Minmetals Aluminum Company

In May 2006, we entered into a joint venture agreement with Minmetals Aluminum Company to explore the potential of developing a bauxite mine and associated 1.5 million mtpy alumina refining facility in Jamaica.

The first stage of the project, a pre-feasibility stage, will assess the quality and quantity of bauxite reserves. This stage is expected to take up to 18 months. If this stage is successful, a full feasibility study would follow. The parties estimate that the mine and alumina refinery could be operational within three years following the completion of the feasibility study.

New Executive Vice President and General Counsel

Effective May 1, 2006, Robert R. Nielsen succeeded Gerald J. Kitchen as executive vice president, general counsel and secretary. Mr. Kitchen retired April 30, 2006. Mr. Kitchen, who joined Century in 1995 prior to our initial public offering, will continue to work for us on a contract basis.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net sales:
Third-party customers	$356,242	$243,329	$654,715	$490,754
Related party customers	49,734	39,927	98,207	77,898
Total	$405,976	$283,256	$752,922	$568,652

Net income (loss)	$45,800	$40,744	$(95,771)	$52,474

Earnings (loss) per common share:
Basic	$1.41	$1.27	$(2.96)	$1.63
Diluted	$1.35	$1.27	$(2.96)	$1.63

Net sales: Net sales for the three months ended June 30, 2006 increased $122.7 million or 43% to $406.0 million. Higher price realizations for primary aluminum in the second quarter 2006, due to improved London Metal Exchange ("LME") prices for primary aluminum, contributed $95.8 million to the sales increase. Additional sales volume contributed $26.9 million to the sales increase. Direct shipments were 3.6 million pounds more than the previous year period due to increased smelter production. Toll shipments were 35.5 million pounds more than the previous year period due to ongoing Nordural expansion capacity coming on-stream during the current quarter.

Net sales for the six months ended June 30, 2006 increased $184.3 million or 32% to $752.9 million. Higher price realizations for primary aluminum in the first half of 2006, due to improved London Metal Exchange ("LME") prices for primary aluminum, contributed $150.6 million to the sales increase. Additional sales volume contributed $33.7 million to the sales increase. Direct shipments were 8.6 million pounds more than the previous year period due to increased smelter production. Toll shipments were 39.5 million pounds more than the previous year period due to ongoing Nordural expansion capacity coming on-stream during the current period.

Gross profit: Gross profit for the three months ended June 30, 2006 increased $62.7 million or 138% to $108.0 million from $45.3 million for the same period in 2005. Improved price realizations on direct shipments, net of increased market based alumina costs, improved gross profit by $64.4 million. Improved price realizations on toll shipments, net of Nordural power cost increases, improved gross profit by $10.7 million. Increased shipment volume contributed $9.4 million in additional gross profit. Partially offsetting these gains were $21.8 million in net cost increases during the current quarter comprised of: increased power and natural gas costs at our U.S. smelters, $8.2 million; increased costs for Gramercy alumina, $5.3 million; increased costs for maintenance, materials and supplies, $2.8 million; increased net amortization and depreciation charges, $3.1 million; other spending increases, $2.4 million.

Gross profit for the six months ended June 30, 2006 increased $87.6 million or 90% to $184.5 million from $96.9 million for the same period in 2005. Improved price realizations on direct shipments, net of increased market based alumina costs, improved gross profit by $101.6 million. Improved price realizations on toll shipments, net of Nordural power cost increases, improved gross profit by $15.9 million. Increased shipment volume contributed $10.1 million in additional gross profit. Partially offsetting these gains were $40.0 million in net cost increases during the six month period comprised of: increased power and natural gas costs at our U.S. smelters, $16.8 million; increased costs for Gramercy alumina, $12.3 million; increased costs for maintenance, supplies and materials, $9.0 million; increased net amortization and depreciation charges, $4.2 million. Other spending decreases of $2.3 million offset these spending increases.

Selling, general and administrative expenses: Selling, general and administrative expenses for the three months ended June 30, 2006 increased $0.3 million to $8.4 million from the same period in 2005. Increased expenses of $1.3 million due to the adoption of SFAS 123R, “Share-Based Payment” were offset by net decreases in expenses of $1.0 million in other selling, general and administrative expenses.

 Selling, general and administrative expenses for the six months ended June 30, 2006 increased $3.7 million to $20.5 million from the same period in 2005 primarily due to adoption of SFAS No. 123(R), “Share-Based Payment.”

Interest expense, net: Interest expense for the three months ended June 30, 2006 increased $2.4 million to $8.6 million from the same period in 2005 due to increased interest on the Nordural debt.

Interest expense for the six months ended June 30, 2006 increased $2.5 million to $15.2 million from the same period in 2005 due to increased interest on the Nordural debt.

Net loss on forward contracts: Net loss on forward contracts for the three months ended June 30, 2006 was $30.5 million as compared to a net gain on forward contracts of $24.5 million for the same period in 2005. The loss and gain reported for the three month periods ended June 30, 2006 and 2005, were primarily a result of mark-to-market adjustments associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting.

Net loss on forward contracts for the six months ended June 30, 2006 was $317.2 million compared to a net gain on forward contracts of $0.1 million for the same period in 2005. The loss and gain reported for the six month periods ended June 30, 2006 and 2005, were primarily a result of mark-to-market adjustments associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting.

Tax provision: Our recorded income tax expense for the three months ended June 30, 2006 was $19.1 million. Tax expense of $17.9 million was recorded for the same period in 2005. The change in the income tax provision was primarily a result of the change in pre-tax income.

Our recorded income tax benefit for the six months ended June 30, 2006 was $65.2 million. Tax expense of $22.7 million was recorded for the same period in 2005. The change in the income tax provision was primarily a result of the change in pre-tax loss.

Equity in earnings of joint ventures: Equity in earnings from the Gramercy and St. Ann Bauxite Ltd. (“SABL”) investments were $4.3 million for the three months ended June 30, 2006 compared to $3.5 million for the same period in 2005. These earnings represent our share of profits from third party bauxite, hydrate and chemical grade alumina sales.

Equity in earnings from the Gramercy and SABL investments were $7.5 million for the six months ended June 30, 2006 compared to $6.9 million for the same period in 2005. These earnings represent our share of profits from third party bauxite, hydrate and chemical grade alumina sales.

Liquidity and Capital Resources

Our statements of cash flows for the six months ended June 30, 2006 and 2005 are summarized below:

	Six months ended June 30,
	2006	2005
	(dollars in thousands)
Net cash provided by operating activities	$67,290	$58,724
Net cash used in investing activities	(120,561)	(126,426)
Net cash provided by financing activities	64,694	58,708
Net change in cash and cash equivalents	$11,423	$(8,994)

Net cash from operating activities in the first six months of 2006 was $67.3 million due to improved market conditions as discussed above, were partially offset by increases in working capital.

Our net cash used in investing activities for the six month period ended June 30, 2006 was $120.6 million, primarily a result of the ongoing expansion of the Nordural facility. The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and cash placed on deposit to support future energy purchases. During the six month period ended June 30, 2005, we used cash for the Nordural expansion project and for capital expenditures to maintain and improve plant operations. In addition, we made a payment of $7.0 million to Southwire in connection with the 2001 acquisition of the Hawesville facility. We were required to make post-closing payments of up to $7.0 million if the LME price exceeded specified levels during any of the seven years following closing. The payment was made in April 2005.

Net cash provided by financing activities during the first six months of 2006 was $64.7 million. We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $69.0 million. We also received proceeds from the issuance of common stock of $3.0 million related to the exercise of stock options and excess tax benefits from share-based compensation of $1.1 million, which were offset by repayments on our revolving credit facility of $8.1 million and on our long-term debt of $0.3 million. During the six months ended June 30, 2005, we borrowed $145.4 million under Nordural’s new term loan facility, used cash of $83.0 million to retire the Nordural Senior Term Loan, the Senior Secured First Mortgage Loan and the Landsvirkjun Power Contract Debt, and paid $4.6 million in financing fees. We also received proceeds from the issuance of common stock of $1.0 million related to the exercise of stock options.

Liquidity

Our principal sources of liquidity are cash flow from operations, available borrowings under Nordural’s term loan facility and our revolving credit facility. We believe these sources will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. As of June 30, 2006, Nordural had borrowing availability of $74.0 million under their $365.0 million term loan facility. At June 30, 2006, we had borrowing availability of $99.1 million under our revolving credit facility, subject to customary covenants. We issued two letters of credit totaling $0.8 million in June 2006. Other than the letters of credit issued, we had no other outstanding borrowings under the Credit Facility as of June 30, 2006. We could issue up to a maximum of $25.0 million in letters of credit under the Credit Facility.

We are party to fixed price financial sales contracts for primary aluminum with Glencore. In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

On August 4, 2006, Moody's Investors Service upgraded our public debt rating to Ba3 from B1.

Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, payments on our derivative contracts, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

Capital Resources

Capital expenditures for the six months ended June 30, 2006 were $116.6 million, $109.0 million of which was for the expansion project at Nordural, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. Exclusive of the Nordural expansion, we anticipate capital expenditures of approximately $15.0 to $20.0 million in 2006. The Nordural expansion will require approximately $143.0 million of capital expenditures in 2006 to complete the expansion to 220,000 mtpy. We expect to spend approximately an additional $30 million in 2006 for the expansion from 220,000 mtpy to 260,000 mtpy. At June 30, 2006, we had outstanding capital commitments related to the Nordural expansion of approximately $88.8 million. Our cost commitments for the Nordural expansions may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona.

In May 2006, we purchased foreign currency options with a notional value of $41.6 million to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the ongoing Nordural expansion project to 260,000 mtpy. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS 133, have maturities through November 2007. The critical terms of the contracts match those of the underling exposure.

As of June 30, 2006, the fair value of the foreign currency options of $1.5 million was recorded in other assets.  Accumulated other comprehensive income net of taxes includes an unrealized loss of $0.6 million related to the foreign currency options.

Other Contingencies

Our income tax returns are periodically examined by various tax authorities. We are currently under audit by the Internal Revenue Service ("IRS") for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. We are reviewing the issues raised by the IRS and have filed an administrative appeal within the IRS, contesting the proposed tax deficiencies. We believe that our tax position is well-supported and, based on current information, do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Sensitivity

We are exposed to changes in the price of primary aluminum. We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments, as well as by purchasing alumina and power under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include trading or speculative transactions. The following table shows our forward priced sales as a percentage of our estimated production capacity.

Forward Priced Sales as of June 30, 2006

	2006 (1)(2)	2007(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)
Base Volume:
Pounds (000)	197,267	374,565	240,745	231,485	231,485	826,733
Metric tons	89,479	169,900	109,200	105,000	105,000	375,000
Percent of capacity	24%	22%	14%	13%	13%	9%
Potential additional volume (2):
Pounds (000)	27,778	111,113	220,903	231,485	231,485	826,733
Metric tons	12,600	50,400	100,200	105,000	105,000	375,000
Percent of capacity	3%	7%	12%	13%	13%	9%

(1) The forward priced sales in 2006 exclude July 2006 shipments to customers that are priced based upon the prior month’s market price.

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

Apart from the forward sales contracts described in Note 7 of the Notes to the Consolidated Financial Statements, we had forward delivery contracts to sell 79,526 metric tons and 107,546 metric tons of primary aluminum at June 30, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 3,879 metric tons and 4,643 metric tons of primary aluminum at June 30, 2006 and December 31, 2005, respectively, of which, 186 metric tons at December 31, 2005 were with Glencore (none as of June 30, 2006).

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tons)
	June 30, 2006			December 31, 2005
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2006	73,000	12,600	85,600	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011-2015	--	375,000	375,000	--	375,000	375,000
Total	201,500	748,200	949,700	271,250	786,600	1,057,850

Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 748,200 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at June 30, 2006 or December 31, 2005.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of DTH)
	June 30, 2006	December 31, 2005
2006	2,500	1,680
2007	780	780
2008	480	480
Total	3,760	2,940

On a hypothetical basis, a $100 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $12.9 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $47.9 million on net income for the contracts designated as derivatives, for the period ended June 30, 2006 as a result of the forward primary aluminum financial sales contracts outstanding at June 30, 2006.

On a hypothetical basis, a $1.00 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $2.4 million after tax on accumulated other comprehensive income for the period ended June 30, 2006 as a result of the forward natural gas financial purchase contracts outstanding at June 30, 2006.

Our metals and natural gas risk management activities are subject to the control and direction of senior management. The metals related activities are regularly reported to the Board of Directors of Century.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. As of June 30, 2006, approximately 48% of our production for the second half of 2006 is hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.

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

Nordural does not currently have financial instruments to hedge commodity price risk. Nordural may hedge such risks in the future, including the purchase of aluminum put options. We have entered into currency options to mitigate a portion of our foreign currency exposure to the Icelandic krona for the capital plant expansion. These cash flow currency hedges were entered into to mitigate the foreign currency risk associated with the capital expenditures from the 40,000 mpty expansion project to 260,000 mtpy at Nordural, see the discussion in the Capital Resources section of Management’s Discussion and Analysis.

Interest Rates

Interest Rate Risk. Our primary debt obligations are the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, the $7.8 million in industrial revenue bonds (“IRBs”), borrowings under our revolving credit facility, and the Nordural debt, including $291.0 million of borrowings under its term loan facility. Because the senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates do not subject us to changes in future interest expense with respect to these borrowings. Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the credit agreement. There were no outstanding borrowings on our revolving credit facility at June 30, 2006. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. Borrowings under Nordural's term loan facility bear interest at a margin over the applicable Eurodollar rate. At June 30, 2006, we had $300.8 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $3.0 million, assuming no debt reduction. We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of our floating rate debt.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2006, there have not been any changes in our internal controls over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1A. Risk Factors

We may be unable to restore full production at our Ravenswood facility as forecasted .

On August 1, 2006, we completed an orderly shut down of one of the four potlines at the Ravenswood facility in anticipation of a planned strike of USWA workers at the Ravenswood facility. As a result of the potline shutdown at Ravenswood, we delivered force majeure notices to Alcan and Glencore and reduced deliveries under the Alcan Metal Agreement and the Glencore Metal Agreement II. Until full production resumes at the Ravenswood facility, we will continue to deliver reduced volumes under the Alcan Metal Agreement and the Glencore Metal Agreement. Although we expect to return to full production at Ravenswood in three months, it may take longer than anticipated and the cost may exceed current estimates, which would further impact the profitability of our operations at the Ravenswood facility.

Item 4. Submission of Matters to a Vote of Stockholders

The Annual Meeting of our stockholders was held June 9, 2006. The following are the results of stockholder voting on proposals that were presented and adopted:

1. The election of the following directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2009:

	For	Withheld
Logan W. Kruger	29,402,452	714,952
Willy R. Strothotte	29,380,953	736,451
Jarl Berntzen	30,035,878	81,526

2. To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005.

	For	Against	Withheld
Ratify Deloitte and Touche LLP	29,750,794	361,778	4,832

Item 6. Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

10.3	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen	8-K		5/4/2006

10.4	Severance Protection Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen	8-K		5/4/2006

10.5	Alumina Purchase Agreement, effective April 26, 2006, between Century Aluminum of West Virginia, Inc. and Glencore AG.	8-K		5/11/2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 9, 2006	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	August 9, 2006	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President/Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

10.3	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen	8-K		5/4/2006

10.4	Severance Protection Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen	8-K		5/4/2006

10.5	Alumina Purchase Agreement, effective April 26, 2006, between Century Aluminum of West Virginia, Inc. and Glencore AG.	8-K		5/11/2006

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X