Form 10-Q
period 2006-09-30
CENTURY ALUMINUM CO
filed 2006-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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
☐ Yes     ☒ No

The registrant had 32,456,835 shares of common stock outstanding at October 31, 2006.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Notes to Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Item 4. Controls and Procedures

PART II - OTHER INFORMATION

Item 6. Exhibit Index

SIGNATURES

EXHIBT 31.1 - Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer

EXHIBT 31.2 - Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer

EXHIBT 32.1 - SECTION 1350 CERTIFICATIONS

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)
(Unaudited)
	September 30, 2006	December 31, 2005
ASSETS
ASSETS:
Cash and cash equivalents	$50,094	$17,752
Restricted cash	2,026	2,028
Accounts receivable — net	82,388	83,016
Due from affiliates	28,200	18,638
Inventories	145,739	111,436
Prepaid and other current assets	25,905	23,918
Deferred taxes — current portion	70,831	37,705
Total current assets	405,183	294,493
Property, plant and equipment — net	1,189,182	1,070,158
Intangible asset — net	64,856	74,643
Goodwill	94,844	94,844
Other assets	165,995	143,293
TOTAL	$1,920,060	$1,677,431

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable — trade	$58,820	$61,919
Due to affiliates	227,004	158,682
Accrued and other current liabilities	55,644	53,715
Long term debt — current portion	30,099	581
Accrued employee benefits costs — current portion	9,333	9,333
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	563,715	467,045
Senior unsecured notes payable	250,000	250,000
Nordural debt	289,484	230,436
Revolving credit facility	--	8,069
Accrued pension benefits costs — less current portion	10,953	10,350
Accrued postretirement benefits costs — less current portion	107,062	96,660
Due to affiliates — less current portion	338,140	337,416
Other liabilities	28,395	28,010
Deferred taxes	16,890	16,890
Total noncurrent liabilities	1,040,924	977,831

CONTINGENCIES AND COMMITMENTS (NOTE 6)

SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized, and no shares outstanding)	--	--
Common stock (one cent par value, 100,000,000 shares authorized; 32,456,835 and 32,188,165 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively)	325	322
Additional paid-in capital	431,153	419,009
Accumulated other comprehensive loss	(98,867)	(91,418)
Accumulated deficit	(17,190)	(95,358)
Total shareholders’ equity	315,421	232,555
TOTAL	$1,920,060	$1,677,431

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
NET SALES:
Third-party customers	$312,038	$222,811	$966,753	$713,565
Related parties	69,239	48,025	167,446	125,923
	381,277	270,836	1,134,199	839,488
Cost of goods sold	310,303	240,778	878,753	712,515
Gross profit	70,974	30,058	255,446	126,973

Selling, general and administrative expenses	8,144	8,104	28,639	24,946
Operating income	62,830	21,954	226,807	102,027

Interest expense	(10,271)	(6,213)	(25,822)	(19,413)
Interest income	448	596	797	1,088
Net gain (loss) on forward contracts	210,268	(53,481)	(106,948)	(52,480)
Loss on early extinguishment of debt	--	--	--	(835)
Other income (expense)	3	(67)	(121)	703
Income (loss) before income taxes and equity in earnings of joint ventures	263,278	(37,211)	94,713	31,090
Income tax benefit (expense)	(92,922)	15,155	(27,675)	(7,578)
Income (loss) before equity in earnings of joint ventures	170,356	(22,056)	67,038	23,512
Equity in earnings of joint ventures	3,583	1,985	11,130	8,891
Net income (loss)	$173,939	$(20,071)	$78,168	$32,403

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$5.36	$(0.62)	$2.41	$1.01
Diluted	$5.26	$(0.62)	$2.38	$1.01
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (000):
Basic	32,438	32,162	32,374	32,120
Diluted	33,148	32,162	33,515	32,163

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,168	$32,403
Adjustments to reconcile net income to net cash provided by operating activities:
Unrealized net loss on forward contracts	62,766	49,934
Depreciation and amortization	50,090	42,306
Deferred income taxes	(26,224)	17,606
Pension and other post retirement benefits	11,005	11,253
Stock-based compensation	4,603	--
Excess tax benefits from share-based compensation	(1,244)	--
(Gain) loss on disposal of assets	43	(20)
Non-cash loss on early extinguishment of debt	--	253
Changes in operating assets and liabilities:
Accounts receivable - net	628	(934)
Due from affiliates	(9,562)	(3,246)
Inventories	(29,084)	5,076
Prepaid and other current assets	(4,564)	(2,437)
Accounts payable - trade	(784)	6,668
Due to affiliates	3,129	2,480
Accrued and other current liabilities	(6,381)	(23,209)
Other - net	(15,079)	(10,909)
Net cash provided by operating activities	117,510	127,224

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(155,756)	(200,641)
Purchase of other property, plant and equipment	(10,610)	(9,629)
Business acquisitions, net of cash acquired	--	(7,000)
Restricted and other cash deposits	(3,998)	(350)
Proceeds from sale of property, plant and equipment	22	101
Net cash used in investing activities	(170,342)	(217,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings	89,000	188,937
Repayment of debt	(434)	(83,138)
Net repayments under revolving credit facility	(8,069)	--
Financing fees	--	(5,132)
Excess tax benefits from shared-based compensation	1,244	--
Dividends	--	(16)
Issuance of common stock	3,433	1,323
Net cash provided by financing activities	85,174	101,974
NET CHANGE IN CASH AND CASH EQUIVALENTS	32,342	11,679
Cash and cash equivalents at the beginning of the period	17,752	44,168
Cash and cash equivalents at the end of the period	$50,094	$55,847

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements
Nine months ended September 30, 2006 and 2005
(Dollars in thousands, except share and per share amounts)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. Certain reclassifications of 2005 information were made to conform to the 2006 presentation. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

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

		Three months ended	Nine months ended
		September 30, 2005	September 30, 2005

Net income (loss) applicable to common shareholders	As reported	$(20,071)	$32,403
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		514	2,197
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(678)	(2,631)
Pro forma net income (loss)		$(20,235)	$31,969

Basic earnings (loss) per share	As reported	$(0.62)	$1.01
Pro forma		$(0.63)	$1.00
Diluted earnings (loss) per share	As reported	$(0.62)	$1.01
Pro forma		$(0.63)	$0.99

1996 Stock Incentive Plan— We award performance-based and service-based (time vested) stock awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 5,000,000 shares authorized for issuance with approximately 3,589,420 shares remaining in reserve at September 30, 2006. Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant. Our non-employee director’s annual option grants vest one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting. As of September 30, 2006, options to purchase 360,872 shares of common stock were outstanding and approximately 94,000 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. As of September 30, 2006, approximately 195,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

Non-Employee Directors Stock Option Plan— Our non-employee directors’ stock option plan is no longer an active plan. As of September 30, 2006, this plan has 37,834 outstanding options, but no new options will be issued out of this plan.

Option Pricing Model - The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model using the following assumptions for 2006 and 2005.

	2006	2005
Weighted average fair value per option granted during the period	$27.00	$15.19
Risk-free interest rate	4.30-4.99%	3.98-4.36%
Expected dividend yield	$0.00	$0.00
Expected volatility	60%	67%
Expected forfeiture rate	5%	--
Expected lives (years)	4.9	5.5

The risk-free interest rate is based on the yield on the measurement date for zero-coupon U.S. Treasury bonds with a term similar to the expected life of the option. The dividend yield is based on our current expectation to not pay dividends on our common stock for the foreseeable future. Expected volatility is based on the historical volatility of the price of our common stock over the expected term of the options. The expected forfeiture rate is based on our historical forfeiture rate after 1999. The expected lives of the options are estimated using the method specified in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.

A summary of the changes in options outstanding under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the nine months ended September 30, 2006 is presented below:

Options	Number	Weighted Average Exercise Price
Outstanding at January 1, 2006	453,661	$20.93
Granted	93,000	36.93
Exercised	(185,122)	18.55
Forfeited	(667)	24.32
Outstanding at September 30, 2006	360,872	$26.27

Service-based stock awards (1)	Number
Outstanding at January 1, 2006	59,000
Granted	39,500
Vested (Awarded)	(4,500)
Outstanding at September 30, 2006	94,000

(1) All of our service-based stock awards require the recipients to remain an employee for a certain period of time before the award vests. Recipients receive common stock upon vesting.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

The following table summarizes information about outstanding stock options at September 30, 2006:

Options Outstanding:
Range of Exercise Prices	Number Outstanding at 9/30/2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$26.70 to $47.61	109,834	9.4 years	$35.47	$240
$23.98 to $24.70	182,010	9.1 years	$24.26	1,741
$7.03 to $23.18	69,028	6.4 years	$16.94	1,165
	360,872			$3,146

Exercisable Options:
Range of Exercise Prices	Number Exercisable at 9/30/2006	Weighted Avg. Remaining Contractual Life	Weighted Avg. Exercise Price	Aggregate Intrinsic Value
$26.70 to $47.61	42,748	9.3 years	$33.74	$3
$23.98 to $24.70	30,262	8.7 years	$24.46	283
$7.03 to $23.18	50,097	5.7 years	$14.59	964
	123,107			$1,250

The following table summarizes the changes in non-vested stock options during the nine months ended September 30, 2006:

Non-vested Options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2006	205,430	$14.59
Granted	69,002	22.33
Vested	(36,000)	16.63
Forfeited	(667)	14.48
Non-vested options at September 30, 2006	237,765	$16.53

The following table summarizes the compensation cost recognized for the three and nine months ended September 30, 2006 and 2005, respectively, for all options and service-based stock awards. No stock-based compensation cost was capitalized during these periods.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Compensation expense reported:
Stock option grants	$563	$--	$3,485	$--
Service-based stock awards	168	--	1,007	--
Performance-based stock grants	236	803	3,003	3,433
Total compensation expense before income tax	967	803	7,495	3,433
Income tax benefit	(344)	(289)	(2,674)	(1,236)
Total compensation expense, net of income tax benefit	$623	$514	$4,821	$2,197

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

As of September 30, 2006, we had unrecognized compensation expense of $3,575 before taxes, related to non-vested stock options and service-based stock awards. This expense will be recognized over a weighted average period of 1.3 years. The unrecognized compensation expense is expected to be recognized over the following periods:

	Remainder 2006	2007	2008	2009
Stock-based compensation expense (pre-tax)	$715	$2,111	$693	$56

During the nine month period ended September 30, 2006, we received $3,433 from employees for the exercise of stock options. For the three and nine month periods ended September 30, 2006, we recorded a tax benefit of $154 and $1,244, respectively, related to these stock option exercises. The intrinsic value of the options exercised in the three and nine month period ended September 30, 2006 was $427 and $3,455, respectively. In addition, we issued approximately 79,000 common shares (net of shares withheld to satisfy tax liabilities) in the first quarter 2006 to satisfy a performance share liability of $5,208.

It has been our policy to issue new shares to satisfy the requirements of our stock-based compensation plans. We do not expect to repurchase shares in the future to support our stock-based compensation plans.

3.	Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials	$63,623	$47,352
Work-in-process	20,809	11,461
Finished goods	5,865	5,446
Operating and other supplies	55,442	47,177
	$145,739	$111,436

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

4.	Goodwill and Intangible Asset

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

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”). The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of September 30, 2006, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $91,130.

For the three month periods ended September 30, 2006 and 2005, amortization expense for the intangible asset totaled $3,263 and $3,673, respectively. For the nine month periods ended September 30, 2006 and 2005, amortization expense for the intangible asset totaled $9,787 and $10,887, respectively.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

5.	Debt

	September 30,	December 31,
	2006	2005
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(3)(4)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028 (“IRBs”), interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Long-term debt - current portion	30,099	581
Long-term debt:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(4)(6)	250,000	250,000
Nordural senior term loan facility maturing in 2010, variable interest rate, principal and interest payments due semiannually through 2010, less current portion (5)	281,500	222,000
Various Nordural loans, with interest rates ranging from 2.70% to 6.75% due 2012 to 2020, less current portion	7,984	8,436
Borrowings under revolving credit facility (4)	--	8,069
Total Debt	$752,398	$671,901

(1) The convertible notes are classified as current because they are convertible at any time by the holder. The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2006 was 4.04%.

(2) The convertible notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of our common stock per one thousand dollars of principal amount of convertible notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of our common stock. Upon conversion, the holder of the convertible note will receive cash equal to the principal amount of the convertible note and, at our election, either cash or our common stock, or a combination thereof, for the conversion value in excess of such principal amount, if any.

(3) Our obligations pursuant to the notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our existing domestic restricted subsidiaries.
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

(5) The Nordural senior term loan interest rate at September 30, 2006 was 6.88%. Nordural's $365,000 loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006. Nordural's obligations under the term loan facility are secured by a pledge of all of Nordural's shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural's assets are pledged as security under the loan facility. Nordural is required to make the following minimum repayments of principal on the facility: $15,500 on February 28, 2007 and $14,000 on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009, and all remaining outstanding principal amount on February 28, 2010.

(6) On or after August 15, 2009, we may redeem any of the senior unsecured notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principle amount, plus accrued and unpaid interest, beginning on August 15, 2012.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

Revolving Line of Credit

Our $100,000 senior secured revolving credit facility (“Credit Facility”) will mature September 19, 2010. Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. We issued two letters of credit totaling $800 in June 2006. Other than the letters of credit issued, we had no other outstanding borrowings under the Credit Facility as of September 30, 2006. As of September 30, 2006, we had a borrowing availability of $98,958 under the Credit Facility. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. We pay a commitment fee for the unused portion of the line.

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

Century Aluminum of West Virginia, Inc. (“CAWV”) continues to perform remedial measures at our Ravenswood, West Virginia facility (“Ravenswood”) pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA. We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through September 30, 2006, we have expended approximately $597 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $100, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, Century and Vialco were among the defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands. The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery. Lockheed has tendered indemnity and defense of the case to Vialco pursuant to terms of the Lockheed-Vialco Asset Purchase Agreement. The complaint seeks unspecified monetary damages, costs and attorney fees. Vialco and the other defendants have filed separate motions to dismiss asserting certain affirmative defenses including the statute of limitations.  No ruling on those motions has been rendered as of this date.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $706 and $532 at September 30, 2006 and December 31, 2005, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Power Commitments

Hawesville currently purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Approximately 73% of this power is at fixed prices. Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. For 2006, all but two percent of our power requirements at Hawesville are priced. For 2007, all but three percent (14 megawatts (“MW”)) of our power requirements at Hawesville are priced. Hawesville’s unpriced power requirements increase to 27% (126 MW) of its total power requirements in calendar years 2008 through 2010.

Appalachian Power Company supplies all of Ravenswood’s power requirements. After December 31, 2007, CAWV may terminate the agreement by providing 12 months notice of termination. Power delivered under the supply agreement is as set forth in published tariffs. Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates. Under the experimental rate, CAWV may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

The Nordural facility purchases power from Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, under a long-term contract due to expire in 2019. The power delivered by Landsvirkjun is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources. Nordural has entered into a power contract with Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) to supply the power required for the expansion from 90,000 to 220,000 metric tons per year (“mtpy”) of production capacity. Power under Nordural’s agreements with HS and OR will be generated from geothermal resources and prices will be LME-based. Landsvirkjun has agreed on a best commercial efforts basis to provide backup power to Nordural should HS or OR be unable to meet the obligations of their contract to provide power for the Nordural expansion.

In April 2006, we announced that a further expansion of the Nordural facility from 220,000 mtpy to 260,000 mtpy is expected to be completed in the fourth quarter of 2007. OR has agreed to deliver the power for the additional expansion capacity by late 2008. Landsvirkjun has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

In June 2006, Nordural signed a memorandum of understanding (“MOU”) to purchase power from HS and OR for a planned primary aluminum reduction facility in Helguvik, Iceland. Under the agreement, power will be supplied to the planned Helguvik facility in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 mtpy. HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW. Electricity delivery for this first phase is targeted for 2010. The MOU provides for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreement is subject to the satisfaction of certain conditions related to the construction of the Helguvik facility.

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

Other Commitments and Contingencies

Our income tax returns are periodically examined by various tax authorities. We are currently under audit by the Internal Revenue Service (“IRS”) for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies. We are reviewing the issues raised by the IRS and have filed an administrative appeal with the IRS, contesting the proposed tax deficiencies. We believe our tax position is well supported and, based on current information, we do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.

At September 30, 2006 and December 31, 2005, we had outstanding capital commitments related to the Nordural expansion of approximately $82,898 and $89,910, respectively. Our cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Icelandic krona and the Euro.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

In May 2006, we purchased foreign currency options with a notional value of $41,627 to hedge a portion of our foreign currency risk in the Icelandic krona associated with capital expenditures from the ongoing 40,000 mtpy expansion to 260,000 mtpy at Nordural. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”) have maturities through November 2007.  The critical terms of the contracts match those of the underlying exposure.

As of September 30, 2006, the fair value of the options of $2,786 is recorded in other assets.  Included in accumulated other comprehensive income net of taxes is an unrealized gain of $617.

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

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Based on U.S. Midwest market
Southwire Metal Agreement (4)	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Based on U.S. Midwest market
		48 million pounds per year (standard-grade molten aluminum)	Through December 31, 2007	Based on U.S. Midwest market

(1) Following receipt of a 72 hour notice to strike by the USWA, we commenced an orderly shutdown of the Ravenswood facility and on August 2, 2006 delivered a force majeure notice to Alcan informing it that deliveries under the Alcan Metal Agreement were being reduced. USWA workers approved a new labor agreement on August 4, 2006 and full deliveries under the Alcan Metal Agreement are expected to resume by December 2006.

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

(3) We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium. Following receipt of a 72 hour notice to strike by the USWA, we commenced an orderly shutdown of the Ravenswood facility and on August 2, 2006 delivered a force majeure notice to Glencore informing it that deliveries under the Glencore Metal Agreement II were being reduced. USWA workers approved a new labor agreement on August 4, 2006 and full deliveries under this agreement are expected to resume by December 2006.

(4) The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement I (2)(3)	Glencore	90,000 mtpy	Through July 2016	LME-based
Glencore Toll Agreement II (4)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

(1) In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the per annum production capacity at Nordural effective upon the completion of the expansion to 220,000 mtpy.

(2) Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the capacity at Nordural. In July 2006, we began deliveries under the Glencore Tolling agreement.

(3) In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum for the period 2007 to 2010.
(4) The term of the Glencore Toll Agreement II will commence upon the completion of the Nordural expansion to 260,000 mtpy, which is expected to be in the fourth quarter of 2007.

Apart from the contracts listed in the Primary Aluminum Sales Contracts table above, we had forward delivery contracts to sell 100,470 metric tons and 107,546 metric tons of primary aluminum at September 30, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 2,964 metric tons and 4,643 metric tons of primary aluminum at September 30, 2006 and December 31, 2005, respectively, of which none were with Glencore.

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

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tons)
	September 30, 2006			December 31, 2005
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2006	36,500	6,300	42,800	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011-2015	--	375,000	375,000	--	375,000	375,000
Total	165,000	741,900	906,900	271,250	786,600	1,057,850

In the event of a material adverse change in our creditworthiness, our counterparty under these primary aluminum financial sales contracts has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

The contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 741,900 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at September 30, 2006 or December 31, 2005.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of DTH)
	September 30, 2006	December 31, 2005
2006	1,530	1,680
2007	780	780
2008	480	480
Total	2,790	2,940

Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of September 30, 2006, an accumulated other comprehensive loss of $74,084 is expected to be reclassified as a reduction to earnings over the next 12 month period.

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

8.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2006	2005
Cash paid for:
Interest	$36,763	$27,098
Income tax	56,745	12,627

Cash received for:
Interest	575	893
Income tax refunds	577	--

Non-cash investing activities:
Accrued Nordural expansion costs	$(2,316)	$6,311

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

9.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the nine months ended September 30, 2006	For the year ended December 31, 2005
Beginning balance, ARO liability	$11,808	$17,232
Additional ARO liability incurred	1,817	1,849
ARO liabilities settled	(2,110)	(3,330)
Accretion expense	1,176	1,370
FIN 47 adoption	--	(5,313)
Ending balance, ARO liability	$12,691	$11,808

10.	Recently Adopted Accounting Standards

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

11.	New Accounting Standards

SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment to SFAS No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, the statement requires additional disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

We will adopt the recognition and disclosure provisions of SFAS No. 158 as of December 31, 2006. The requirement to measure plan assets and benefit obligations as of the date of our year-end statement of financial position is effective for Century for fiscal years ending after December 15, 2008.

We are currently assessing the new pronouncement, but we expect to record a liability of approximately $101,000, approximately $65,000 of other comprehensive income, and approximately $36,000 of deferred tax assets as a result of adopting SFAS No. 158.

SFAS No. 157, Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other existing accounting pronouncements that require or permit fair value measurements. The pronouncement does not require any new fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years. We are currently assessing the new pronouncement and have not yet determined the impact of adopting SFAS No. 157 on our financial position and results of operations.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

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

12.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income:
	Nine months ended September 30,
	2006	2005
Net income	$78,168	$32,403
Other comprehensive income (loss):
Net unrealized (gain) loss on financial instruments, net of tax of $38,630 and $93, respectively	(68,203)	(410)
Net amount reclassified to income, net of tax of $(34,281) and $(11,062), respectively	60,754	19,208
Comprehensive income	$70,719	$51,201

Components of Accumulated Other Comprehensive Loss:
	September 30, 2006	December 31, 2005
Unrealized loss on financial instruments, net of tax of $54,126 and $49,776	$(95,907)	$(88,458)
Minimum pension liability adjustment, net of tax of $1,665	(2,960)	(2,960)
Accumulated other comprehensive loss	$(98,867)	$(91,418)

13.	Related Parties

In August 2006, Falconbridge, our indirect partner in the Gramercy Alumina and St. Ann Bauxite joint ventures, was acquired by Xstrata PLC. Glencore, our largest shareholder, is a major shareholder in Xstrata. At September 30, 2006, Glencore holds approximately 28.7% of our outstanding common stock.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

14.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended September 30,
	2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share

Net income (loss)	$173,939			$(20,071)
Basic EPS:
Income (loss) applicable to common shareholders	173,939	32,438	$5.36	(20,071)	32,162	$(0.62)
Effect of Dilutive Securities: Plus:
Options	--	60		--	--
Service-based stock awards	--	94		--	--
Assumed conversion of convertible debt	490	556		--	--
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$174,429	33,148	$5.26	$(20,071)	32,162	$(0.62)

	For the nine months ended September 30,
	2006			2005
	Income	Shares	Per-Share	Income	Shares	Per-Share

Net income	$78,168			$32,403
Basic EPS:
Income applicable to common shareholders	78,168	32,374	$2.41	32,403	32,120	$1.01
Effect of Dilutive Securities: Plus:
Options	--	78		--	43
Service-based stock awards	--	88		--	--
Assumed conversion of convertible debt	1,470	975		--	--
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$79,638	33,515	$2.38	$32,403	32,163	$1.01

Options to purchase 360,872 and 299,413 shares of common stock were outstanding during the periods ended September 30, 2006 and 2005, respectively. There were 94,000 unvested shares of service-based stock outstanding during the period ended September 30, 2006. Based on the average price for our common stock in the three months ended September 30, 2006, we would have been required to issue approximately 556,000 shares upon an assumed conversion of our convertible debt.

For the three month period ending September 30, 2006, 63,000 options were excluded from the calculation of diluted EPS because the option exercise prices were greater than the average market price of the underlying common shares. For the three month period ending September 30, 2005, all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

For the nine month period ending September 30, 2006, approximately 33,000 options were excluded from the calculation because the option exercise prices were greater than the average market price of the underlying common shares. For the nine month period ending September 30, 2005, approximately 31,000 options were excluded from the calculation of diluted EPS because their exercise price exceeded the average market price of the common stock. For the nine month period ending September 30, 2005, we assumed no conversion of our outstanding convertible senior notes in the calculation of diluted EPS because the average market price of the common stock was less than the conversion price of these notes.

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

15.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$722	$980	$2,782	$2,941
Interest cost	1,465	1,171	3,892	3,512
Expected return on plan assets	(1,700)	(1,475)	(5,100)	(4,425)
Amortization of prior service cost	202	741	409	2,222
Amortization of net gain	431	157	858	471
Net periodic benefit cost	$1,120	$1,574	$2,841	$4,721

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Service cost	$1,669	$1,258	$4,605	$3,774
Interest cost	2,956	2,219	7,795	6,658
Expected return on plan assets	--	--	--	--
Amortization of prior service cost	(925)	(219)	(1,364)	(658)
Amortization of net gain	1,346	929	3,417	2,786
Net periodic benefit cost	$5,046	$4,187	$14,453	$12,560

16.	Other Assets

	September 30, 2006	December 31, 2005
Other assets (primarily investment in joint ventures)	$88,028	$71,640
Deferred tax assets	64,323	56,053
Deferred financing fees	13,644	15,600
Other assets	$165,995	$143,293

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

17.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries. For the three months ended September 30, 2006 and September 30, 2005, we allocated total corporate income (expense) of ($35) and $579 to our domestic subsidiaries, respectively. For the nine months ended September 30, 2006 and September 30, 2005, we allocated total corporate income (expense) of ($3,488) and ($838) to our domestic subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of September 30, 2006 and December 31, 2005, condensed consolidating statements of operations for the three and nine months ended September 30, 2006 and September 30, 2005, and the condensed consolidating statements of cash flows for the nine months ended September 30, 2006 and September 30, 2005, present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$6,874	$43,220	$—	$50,094
Restricted cash	2,026	—	—	—	2,026
Accounts receivable — net	76,133	6,255	—	—	82,388
Due from affiliates	221,931	5,481	798,531	(997,743)	28,200
Inventories	115,145	30,998	—	(404)	145,739
Prepaid and other assets	7,332	13,916	4,657	—	25,905
Deferred taxes — current portion	59,824	—	11,007	—	70,831
Total current assets	482,391	63,524	857,415	(998,147)	405,183
Investment in subsidiaries	19,997	—	212,172	(232,169)	—
Property, plant and equipment — net	436,394	752,259	529	—	1,189,182
Intangible asset — net	64,856	—	—	—	64,856
Goodwill	—	94,844	—	—	94,844
Other assets	60,979	13,944	236,069	(144,997)	165,995
Total assets	$1,064,617	$924,571	$1,306,185	$(1,375,313)	$1,920,060

Liabilities and shareholders’ equity:
Accounts payable - trade	$29,802	$28,995	$23	$—	$58,820
Due to affiliates	358,960	55,649	214,524	(402,129)	227,004
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	30,099	—	—	30,099
Accrued and other current liabilities	22,250	4,241	29,153	—	55,644
Accrued employee benefits costs — current portion	8,139	—	1,194	—	9,333
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	426,966	118,984	419,894	(402,129)	563,715
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	289,484	—	—	289,484
Accrued pension benefit costs — less current portion	—	—	10,953	—	10,953
Accrued postretirement benefit costs — less current portion	106,012	—	1,050	—	107,062
Other liabilities/intercompany loan	271,301	346,996	—	(589,902)	28,395
Due to affiliates — less current portion	29,273	—	308,867	—	338,140
Deferred taxes	154,764	13,239	—	(151,113)	16,890
Total noncurrent liabilities	561,350	649,719	570,870	(741,015)	1,040,924
Shareholders’ equity:
Common stock	60	12	325	(72)	325
Additional paid-in capital	259,148	85,190	431,153	(344,338)	431,153
Accumulated other comprehensive income (loss)	(98,942)	617	(98,867)	98,325	(98,867)
Retained earnings (accumulated deficit)	(83,965)	70,049	(17,190)	13,916	(17,190)
Total shareholders’ equity	76,301	155,868	315,421	(232,169)	315,421
Total liabilities and shareholders’ equity	$1,064,617	$924,571	$1,306,185	$(1,375,313)	$1,920,060

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$266,118	$45,920	$—	$—	$312,038
Related parties	33,432	35,807	—	—	69,239
	299,550	81,727	—	—	381,277
Cost of goods sold	253,258	58,603	—	(1,558)	310,303
Gross profit	46,292	23,124	—	1,558	70,974
Selling, general and admin expenses	7,974	170	—	—	8,144
Operating income	38,318	22,954	—	1,558	62,830
Interest expense - third party	(6,033)	(4,238)	—	—	(10,271)
Interest expense - affiliates	7,749	(7,749)	—	—	—
Interest income	410	38	—	—	448
Net loss on forward contracts	210,268	—	—	—	210,268
Other income (expense) - net	5	(2)	—	—	3
Income before taxes and equity in earnings (loss) of subsidiaries	250,717	11,003	—	1,558	263,278
Income tax expense	(92,102)	(259)	—	(561)	(92,922)
Net income before equity in earnings (loss) of subsidiaries	158,615	10,744	—	997	170,356
Equity earnings (loss) of subsidiaries and joint ventures	4,218	853	173,939	(175,427)	3,583
Net income (loss)	$162,833	$11,597	$173,939	$(174,430)	$173,939

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three months ended September 30, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$189,456	$33,355	$--	$--	$222,811
Related parties	48,025	--	--	--	48,025
	237,481	33,355	--	--	270,836
Cost of goods sold	217,924	23,345	--	(491)	240,778
Gross profit	19,557	10,010	--	491	30,058
Selling, general and admin expenses	7,904	200	--	--	8,104
Operating income	11,653	9,810	--	491	21,954
Interest expense - third party	(6,158)	(55)	--	--	(6,213)
Interest expense - affiliates	6,283	(6,283)	--	--	--
Interest income	446	150	--	--	596
Net loss on forward contracts	(53,481)	--	--	--	(53,481)
Other income (expense) - net	86	(153)	--	--	(67)
Income before taxes and equity in earnings (loss) of subsidiaries	(41,171)	3,469	--	491	(37,211)
Income tax benefit (expense)	14,366	966	--	(177)	15,155
Net income before equity in earnings (loss) of subsidiaries	(26,805)	4,435	--	314	(22,056)
Equity earnings (loss) of subsidiaries and joint ventures	1,316	669	(20,071)	20,071	1,985
Net income (loss)	$(25,489)	$5,104	$(20,071)	$20,385	$(20,071)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$797,657	$169,096	$—	$—	$966,753
Related parties	131,639	35,807	—	—	167,446
	929,296	204,903	—	—	1,134,199
Cost of goods sold	742,606	139,927	—	(3,780)	878,753
Gross profit	186,690	64,976	—	3,780	255,446
Selling, general and administrative expenses	28,133	506	—	—	28,639
Operating income	158,557	64,470	—	3,780	226,807
Interest expense - third party	(18,584)	(7,238)	—	—	(25,822)
Interest income (expense) - affiliates	22,796	(22,796)	—	—	—
Interest income	527	270	—	—	797
Net loss on forward contracts	(106,948)	—	—	—	(106,948)
Other income (expense), net	(144)	23	—	—	(121)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	56,204	34,729	—	3,780	94,713
Income tax expense	(25,412)	(902)	—	(1,361)	(27,675)
Income (loss) before equity in earnings (loss) of subsidiaries	30,792	33,827	—	2,419	67,038
Equity in earnings (loss) of subsidiaries and joint ventures	12,933	2,910	78,168	(82,881)	11,130
Net income (loss)	$43,725	$36,737	$78,168	$(80,462)	$78,168

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine months ended September 30, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$612,045	$101,520	$--	$--	$713,565
Related parties	125,923	--	--	--	125,923
	737,968	101,520	--	--	839,488
Cost of goods sold	646,270	71,444	--	(5,199)	712,515
Gross profit	91,698	30,076	--	5,199	126,973
Selling, general and administrative expenses	24,746	200	--	--	24,946
Operating income	66,952	29,876	--	5,199	102,027
Interest expense - third party	(18,811)	(602)	--	--	(19,413)
Interest income (expense) - affiliates	17,616	(17,616)	--	--	--
Interest income	864	224	--	--	1,088
Net loss on forward contracts	(52,480)	--	--	--	(52,480)
Loss on early extinguishment of debt	(835)	--	--	--	(835)
Other income (expense), net	34	669	--	--	703
Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	13,340	12,551	--	5,199	31,090
Income tax benefit (expense)	(7,422)	1,716	--	(1,872)	(7,578)
Income before equity in earnings (loss) of subsidiaries	5,918	14,267	--	3,327	23,512
Equity in earnings (loss) of subsidiaries and joint ventures	6,166	2,725	32,403	(32,403)	8,891
Net income (loss)	$12,084	$16,992	$32,403	$(29,076)	$32,403

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements -(continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$91,442	$26,068	$—	$117,510

Investing activities:
Purchase of property, plant and equipment	(5,950)	(4,656)	(4)	(10,610)
Nordural expansion	—	(155,756)	—	(155,756)
Proceeds from sale of property	10	12	—	22
Restricted and other cash deposits	(3,998)	—	—	(3,998)
Net cash used in investing activities	(9,938)	(160,400)	(4)	(170,342)
Financing activities:
Borrowings	—	89,000	—	89,000
Repayment of third party debt	—	(434)	—	(434)
Payments for revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,244	1,244
Intercompany transactions	(81,504)	33,635	47,869	—
Issuance of common stock	—	—	3,433	3,433
Net cash provided by (used in) financing activities	(81,504)	122,201	44,477	85,174
Net change in cash and cash equivalents	—	(12,131)	44,473	32,342
Cash and cash equivalents, beginning of period	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of period	$—	$6,874	$43,220	$50,094

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine months ended September 30, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$45,562	$81,662	$--	$127,224

Investing activities:
Nordural expansion	--	(200,641)	--	(200,641)
Purchase of property, plant and equipment	(7,689)	(1,604)	(336)	(9,629)
Business acquisitions, net of cash acquired	--	--	(7,000)	(7,000)
Restricted and other cash deposits	(350)	--	--	(350)
Proceeds from sale of property	48	53	--	101
Net cash used in investing activities	(7,991)	(202,192)	(7,336)	(217,519)
Financing activities:
Borrowings	--	188,937	--	188,937
Repayment of debt	--	(73,193)	(9,945)	(83,138)
Financing fees	--	(4,617)	(515)	(5,132)
Intercompany transactions	(20,242)	13,235	7,007	--
Dividends	--	--	(16)	(16)
Issuance of common stock	--	--	1,323	1,323
Net cash provided by (used in) financing activities	(20,242)	124,362	(2,146)	101,974
Net change in cash and cash equivalents	17,329	3,832	(9,482)	11,679
Cash and cash equivalents, beginning of period	185	1,759	42,224	44,168
Cash and cash equivalents, end of period	$17,514	$5,591	$32,742	$55,847

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

•
Due to volatile prices for alumina and electricity, the principal cost components of primary aluminum production, our production costs could be materially impacted if we experience changes to or disruptions in our current alumina or power supply arrangements, production costs at our alumina refining operation increase significantly, we are unable to obtain economic replacement contracts for power for those portions of our power requirements that are currently unpriced, or we are subject to significant fuel cost adjustments under our existing power contracts;

•
By expanding our geographic presence and diversifying our operations through the acquisition of bauxite mining, alumina refining and additional aluminum reduction assets, we are exposed to new risks and uncertainties that could adversely affect the overall profitability of our business;

•	Changes in the relative cost of certain raw materials and energy compared to the price of primary aluminum could affect our margins;

•	Most of our employees are unionized and any labor dispute could materially impair our ability to conduct our production operations at our unionized facilities;

•	We are subject to a variety of existing environmental laws that could result in unanticipated costs or liabilities;

•	We may not realize the expected benefits of our growth strategy if we are unable to successfully integrate the businesses we acquire; and

•
We cannot guarantee that our subsidiary Nordural will be able to complete its ongoing expansions in the time forecast or without significant cost overruns or that we will be able to realize the expected benefits of the ongoing expansions.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this filing. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. When reading any forward-looking statements in this filing, the reader should consider the risks described above and elsewhere in this report as well as those described under the headings “Risk Factors” and “Managements Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission. Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

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

Potline Shutdown and Restart at Ravenswood

Based on the USWA’s notice to strike, we completed an orderly shut down of one of the four potlines at the Ravenswood facility. Following the ratification of the labor contract, we began the process of restarting the shutdown potline. The restart is expected to cost approximately $4.0 million and full production on that line and in the plant is expected by December 2006. As of September 30, 2006, we have spent approximately $2.2 million on the restart.

As a result of the strike notice and subsequent potline shutdown at Ravenswood, we delivered force majeure notices to Alcan and Glencore and, pursuant these notices, reduced deliveries under the Alcan Metal Agreement and the Glencore Metal Agreement II. Until full production resumes at the Ravenswood facility, we will continue to deliver reduced volumes under the Alcan Metal Agreement and the Glencore Metal Agreement II.

Nordural Expansion Schedule Accelerated

In April 2006, we announced that we will accelerate the further expansion of our Nordural facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy. The construction of the expansion is expected to be completed in the fourth quarter of 2007. We had previously announced that Orkuveita Reykjavíkur (“OR”) had agreed to deliver the power for the additional expansion by late 2008. Landsvirkjun, Iceland's national power company, has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

Coal Tar Pitch Supplier declares force majeure

On July 20, 2006, the coal tar pitch supplier for our Ravenswood and Hawesville smelters declared a force majeure under the coal tar pitch supply contracts for those smelters. As a result, we have received reduced quantities of pitch and expect to continue to receive reduced quantities in the near future and possibly a reduction in the quality of the pitch received. On October 5, 2006, our supplier notified us that the force majeure conditions continue, but that it believes it will be able to continue to supply pitch through the force majeure period. The reduction of pitch deliveries has not had and is not expected to have a significant impact on operations in the near term. However, a prolonged shortage could deplete our inventory which could significantly impact future operations unless we can purchase additional coal tar pitch supplies at comparable rates. The extent and duration of our pitch supplier’s production shortfall is not known at this time, but we have been advised that the force majeure conditions may end prior to December 31, 2006.

Helguvik Power memorandum of understanding signed

In furtherance of an action plan to evaluate the possible construction of a new aluminum smelter in the vicinity of Helguvik, Iceland, approximately 30 miles from the city of Reykjavik, Nordural signed a memorandum of understanding (“MOU”) to purchase electrical energy with the two major Icelandic geothermal power producers, Hitaveita Sudurnesja (“HS”) and Orkuveita Reykjavikur (“OR”). Under the agreement, power will be supplied to the planned Helguvik facility in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 mtpy. HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW. Electricity delivery for this first phase is targeted for 2010. The MOU provides for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreement is subject to the satisfaction of certain conditions, including conditions relating to the construction of the new facility.

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

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
Net sales:
Third-party customers	$312,038	$222,811	$966,753	$713,565
Related party customers	69,239	48,025	167,446	125,923
Total	$381,277	$270,836	$1,134,199	$839,488

Net income (loss)	$173,939	$(20,071)	$78,168	$32,403

Earnings (loss) per common share:
Basic	$5.36	$(0.62)	$2.41	$1.01
Diluted	$5.26	$(0.62)	$2.38	$1.01

Net Sales (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$381.3	$270.8	$110.5	40.8%
Nine months ended September 30,	$1,134.2	$839.5	$294.7	35.1%

Higher price realizations for primary aluminum in the third quarter 2006, due to improved London Metal Exchange ("LME") prices for primary aluminum, contributed $88.0 million to the sales increase. Additional net sales volume contributed $22.5 million to the sales increase. Direct shipments were 6.1 million pounds less than the previous year period due to the potline shutdown at Ravenswood, partially offset by additional sales from our other domestic smelters. Toll shipments were 42.7 million pounds more than the previous year period due to the Nordural expansion capacity continuing to come on-stream during the current quarter.

Higher price realizations for primary aluminum in the first nine months of 2006, due to LME prices for primary aluminum, contributed $238.5 million to the sales increase. Additional sales volume contributed $56.2 million to the sales increase. Direct shipments were 2.6 million pounds more than the previous year period due to increased domestic smelter production. Toll shipments were 82.2 million pounds more than the previous year period due to the Nordural expansion capacity continuing to come on-stream during the current period.

Gross Profit (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$71.0	$30.1	$40.9	135.9%
Nine months ended September 30,	$255.4	$127.0	$128.4	101.1%

During the three months ended September 30, 2006, improved price realizations on direct shipments, net of increased market based alumina costs, improved gross profit by $52.8 million. Improved price realizations on toll shipments, net of Nordural power cost increases, improved gross profit by $12.5 million. Increased shipment volume contributed $8.3 million in additional gross profit. Partially offsetting these gains were $32.6 million in net cost increases during the current quarter comprised of: increased power and natural gas costs at our U.S. smelters, $11.0 million; increased costs for maintenance, materials and supplies, $9.3 million; restart and increased average costs due to the potline shutdown at Ravenswood, $6.1 million; increased costs for Gramercy alumina, $1.5 million; increased net amortization and depreciation charges, primarily at Nordural, $3.6 million; other spending increases, $1.0 million.

During the nine months ended September 30, 2006, improved price realizations on direct shipments, net of increased market based alumina costs, improved gross profit by $155.1 million. Improved price realizations on toll shipments, net of Nordural power cost increases, improved gross profit by $28.0 million. Increased shipment volume contributed $18.5 million in additional gross profit. Partially offsetting these gains were $73.2 million in net cost increases during the nine month period comprised of: increased power and natural gas costs at our U.S. smelters, $27.8 million; increased costs for maintenance, supplies and materials, $18.0 million; increased costs for Gramercy alumina, $13.8 million; restart and increased average costs due to the potline shutdown at Ravenswood, $6.1 million; increased net amortization and depreciation charges, primarily at Nordural, $7.8 million; other spending decreases, $0.3 million.

Selling, general and administrative expenses (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$8.1	$8.1	--	0.0%
Nine months ended September 30,	$28.6	$24.9	$3.7	14.9%

The increase in selling, general and administrative expenses for the nine months ended September 30, 2006 is primarily due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

Interest expense, net (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$9.8	$5.6	$4.2	75.0%
Nine months ended September 30,	$25.0	$18.3	$6.7	36.6%

Increases in interest expense for the three and nine months ended September 30, 2006 from the same periods in 2005 are due to increased interest on the Nordural debt due to higher loan balances.

Net loss on forward contracts (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$210.3	$(53.5)	$263.8	493.1%
Nine months ended September 30,	$(106.9)	$(52.5)	$(54.4)	(103.6)%

The gain and loss on forward contracts reported for the three and nine month periods ended September 30, 2006 and 2005, respectively, were primarily a result of mark-to-market adjustments associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting.

Tax provision (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$(92.9)	$15.2	$(108.1)	(711.2)%
Nine months ended September 30,	$(27.7)	$(7.6)	$(20.1)	(264.5)%

The changes in the income tax provision were primarily a result of the changes in pre-tax income.

Equity in earnings of joint venture (in millions)	2006	2005	$ Difference	% Difference
Three months ended September 30,	$3.6	$2.0	$1.6	80.0%
Nine months ended September 30,	$11.1	$8.9	$2.2	24.7%

These earnings represent our share of profits from third party bauxite, hydrate and chemical grade alumina sales from the Gramercy and St. Ann Bauxite Ltd investments.

Liquidity and Capital Resources

Our statements of cash flows for the nine months ended September 30, 2006 and 2005 are summarized below:

	Nine months ended September 30,
	2006	2005
	(dollars in thousands)
Net cash provided by operating activities	$117,510	$127,224
Net cash used in investing activities	(170,342)	(217,519)
Net cash provided by financing activities	85,174	101,974
Net change in cash and cash equivalents	$32,342	$11,679

Net cash from operating activities in the first nine months of 2006 of $117.5 million was due to improved market conditions as discussed above, partially offset by increases in working capital.

Our net cash used in investing activities for the nine month period ended September 30, 2006 was $170.3 million, primarily a result of the ongoing expansion of the Nordural facility. The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and cash placed on deposit to support future energy purchases. During the nine month period ended September 30, 2005, we used cash for the Nordural expansion project and for capital expenditures to maintain and improve plant operations. In addition, we made a payment of $7.0 million to Southwire in connection with the 2001 acquisition of the Hawesville facility. We were required to make post-closing payments of up to $7.0 million if the LME price exceeded specified levels during any of the seven years following closing. The payment was made in April 2005.

Net cash provided by financing activities during the first nine months of 2006 was $85.2 million. We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $89.0 million. We also received proceeds from the issuance of common stock of $3.4 million related to the exercise of stock options and excess tax benefits from share-based compensation of $1.2 million, which were partially offset by repayments on our revolving credit facility of $8.1 million and on our long-term debt of $0.4 million. Net cash provided by  financing activities during the first nine months of 2005 was $102.0 million as a result of borrowings under Nordural’s senior term loan facility. In addition, we used cash of $83.0 million to retire Nordural's previous senior term loan facility, our senior secured first mortgage notes and debt related to the Landsvirkjun power contract.

Liquidity

Our principal sources of liquidity are cash flow from operations, available borrowings under Nordural’s term loan facility and our $100 million senior secured revolving credit facility (“Credit Facility”). We believe these sources will provide sufficient liquidity to meet working capital needs, fund capital improvements, and provide for debt service requirements. As of September 30, 2006, Nordural had borrowing availability of $54.0 million under their $365.0 million term loan facility. At September 30, 2006, we had borrowing availability of $99.0 million under our Credit Facility, subject to customary covenants. We issued two letters of credit totaling $0.8 million in June 2006. Other than the letters of credit issued, we had no other outstanding borrowings under the Credit Facility as of September 30, 2006. We could issue up to a maximum of $25.0 million in letters of credit under the Credit Facility.

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

Capital Resources

Capital expenditures for the nine months ended September 30, 2006 were $166.4 million, $155.8 million of which was for the expansion project at Nordural, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. Exclusive of the Nordural expansion, we anticipate capital expenditures of approximately $15.0 to $20.0 million in 2006. The Nordural expansion will require approximately $200.0 million of capital expenditures in 2006, $140.0 million to complete the expansion to 220,000 mtpy and an additional $60 million for the expansion from 220,000 mtpy to 260,000 mtpy. At September 30, 2006, we had outstanding capital commitments related to the Nordural expansion of approximately $82.9 million, of which $73.3 million was for the expansion from 220,000 mtpy to 260,000 mtpy. Our cost commitments for the Nordural expansions may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona.

In May 2006, we purchased foreign currency options with a notional value of $41.6 million to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the ongoing Nordural expansion project to 260,000 mtpy. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through November 2007. The critical terms of the contracts match those of the underlying exposure.

As of September 30, 2006, the fair value of the foreign currency options of $2.8 million was recorded in other assets.  Accumulated other comprehensive income net of taxes includes an unrealized gain of $0.6 million related to the foreign currency options.

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

    Forward Priced Sales as of September 30, 2006

	2006 (1)(2)	2007(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)

Base Volume:
Pounds (000)	100,891	374,565	240,745	231,485	231,485	826,733
Metric tons	45,763	169,900	109,200	105,000	105,000	375,000
Percent of capacity	25%	22%	14%	13%	13%	9%
Potential additional volume (2):
Pounds (000)	13,889	111,113	220,903	231,485	231,485	826,733
Metric tons	6,300	50,400	100,200	105,000	105,000	375,000
Percent of capacity	3%	7%	12%	13%	13%	9%

(1) The forward priced sales in 2006 exclude October 2006 shipments to customers that are priced based upon the prior month’s market price.
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

Apart from the contracts listed in the Primary Aluminum Sales Contracts table above, we had forward delivery contracts to sell 100,470 metric tons and 107,546 metric tons of primary aluminum at September 30, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 2,964 metric tons and 4,643 metric tons of primary aluminum at September 30, 2006 and December 31, 2005, respectively, of which none were with Glencore.

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tons)
	September 30, 2006			December 31, 2005
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2006	36,500	6,300	42,800	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011-2015	--	375,000	375,000	--	375,000	375,000
Total	165,000	741,900	906,900	271,250	786,600	1,057,850

Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 741,900 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at September 30, 2006 or December 31, 2005.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of DTH)
	September 30, 2006	December 31, 2005
2006	1,530	1,680
2007	780	780
2008	480	480
Total	2,790	2,940

On a hypothetical basis, a $100 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $10.6 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $47.5 million on net income for the contracts designated as derivatives, for the period ended September 30, 2006 as a result of the forward primary aluminum financial sales contracts outstanding at September 30, 2006.

On a hypothetical basis, a $1.00 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.8 million after tax on accumulated other comprehensive income for the period ended September 30, 2006 as a result of the forward natural gas financial purchase contracts outstanding at September 30, 2006.

Our metals and natural gas risk management activities are subject to the control and direction of senior management. These activities are regularly reported to the Board of Directors of Century.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. As of September 30, 2006, approximately 48% of our production for the remainder of 2006 is hedged by the alumina contracts, Nordural electrical power and tolling contracts, and/or by fixed price forward delivery and financial sales contracts.

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

Nordural does not currently have financial instruments to hedge commodity price risk. Nordural may hedge such risks in the future, including the purchase of aluminum put options. We have entered into currency options to mitigate a portion of our foreign currency exposure to the Icelandic krona for the capital plant expansion. These cash flow currency hedges were entered into to mitigate the foreign currency risk associated with the capital expenditures for the further expansion of our Nordural facility from 220,000 mtpy to 260,000 mtpy, see the discussion in the Capital Resources section of Management’s Discussion and Analysis.

Interest Rates

Interest Rate Risk. Our primary debt obligations are the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, the $7.8 million in industrial revenue bonds (“IRBs”), borrowings under our revolving credit facility, and the Nordural debt, including $311.0 million of borrowings under its term loan facility. Because the senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates do not subject us to changes in future interest expense with respect to these borrowings. Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the credit agreement. There were no outstanding borrowings on our revolving credit facility at September 30, 2006. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. Borrowings under Nordural's term loan facility bear interest at a margin over the applicable Eurodollar rate. At September 30, 2006, we had $320.7 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $3.2 million, assuming no debt reduction. We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of our floating rate debt.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2006, there have not been any changes in our internal controls over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
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

Century Aluminum Company

Date:	November 9, 2006	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	November 9, 2006	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President/Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X