Form 10-K
period 2006-12-31
CENTURY ALUMINUM CO
filed 2007-03-01
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27918
CENTURY ALUMINUM COMPANY
(Exact name of registrant as specified in its charter)
Delaware	13-3070826
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

2511 Garden Road	93940
Building A, Suite 200	(Zip Code)
Monterey, California
(Address of registrant’s principal offices)

Registrant’s telephone number, including area code
(831) 642-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large Accelerated Filer ☒ Accelerated Filer ☐ Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2006, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $819,647,000. As of February 28, 2007, 32,522,340 shares of common stock of the registrant were issued and outstanding.

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

PART I

Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” “will,” “scheduled,” “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” and:

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;

•	The loss of a customer to whom we deliver molten aluminum would increase our production costs;

•	Glencore International AG owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;

•
We enter into forward sales and hedging contracts with Glencore International AG that help us manage our exposure to fluctuating aluminum prices. Because Glencore is our sole metal hedge counterparty, a material change in our relationship with Glencore, could affect how we hedge our exposure to metal price risk;

•
We could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to one or more of our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•
Due to volatile prices for alumina and electricity, the principal cost components of primary aluminum production, our production costs could be materially impacted if we experience changes to or disruptions in our current alumina or power supply arrangements, production costs at our alumina refining operation increase significantly, or if we are unable to obtain economic replacement contracts for our alumina supply or power as those contracts expire;

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

•
We are subject to a variety of existing environmental laws that could result in unanticipated costs or liabilities and our planned environmental spending over the next three years may be inadequate to meet our requirements;

•	We may not realize the expected benefits of our growth strategy if we are unable to successfully integrate the businesses we acquire;

•	We cannot guarantee that our subsidiary Nordural will be able to complete its expansion from 220,000 metric tons to 260,000 metric tons in the time forecast or without cost overruns; and

•	Our high level of indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy.

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

Item 1. Business

Overview

Prior to our initial public offering in April 1996, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”). As of February 23, 2007, Glencore, our largest shareholder, owned approximately 28.7% of our outstanding common stock.

We produce primary aluminum. Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (“LME”). Our primary aluminum facilities produce value-added and standard-grade primary aluminum products. We are the third largest primary aluminum producer in North America, behind ALCOA Inc. (together with its affiliates, “ALCOA”) and Alcan Inc. (together with its affiliates, “Alcan”). In April 2004, we acquired Nordural, an Icelandic primary aluminum facility which became our first production facility located outside of the United States. We produced approximately 680,000 metric tons of primary aluminum in 2006 with net sales of approximately $1.6 billion. Our current primary aluminum production capacity is 745,000 metric tons per year (“mtpy”). With the scheduled expansion of our Nordural facility from 220,000 mtpy to 260,000 mtpy (“Phase V expansion”) in the fourth quarter of 2007, our rated production capacity will increase to 785,000 mtpy. In addition to our primary aluminum assets, we have 50 percent joint venture interests in the Gramercy alumina refinery, located in Gramercy, Louisiana and a related bauxite mining operation in Jamaica. The Gramercy refinery supplies substantially all of the alumina used for the production of primary aluminum at our Hawesville, Kentucky primary aluminum facility.

Primary Aluminum Facilities:

Facility	Location	Operational	Capacity (mtpy)	Ownership Percent
Nordural (1)	Grundartangi, Iceland	1998	220,000	100%
Hawesville (2)	Hawesville, Kentucky, USA	1970	244,000	100%
Ravenswood	Ravenswood, West Virginia, USA	1957	170,000	100%
Mt. Holly (3)	Mount Holly, South Carolina, USA	1980	224,000	49.7%

(1) Nordural’s rated production capacity is scheduled to increase to 260,000 mtpy in the fourth quarter of 2007 upon completion of the Phase V expansion.
(2) The facility completed an expansion in 1999, increasing the capacity at the facility to 244,000 mtpy of primary aluminum.
(3) ALCOA holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s capacity is approximately 111,000 mtpy.

Bauxite and Alumina Facilities:

Facility	Location	Type	Capacity	Ownership Percent
Gramercy	Gramercy, Louisiana, USA	Alumina Refinery	1.2 million mtpy	50%
St. Ann Limited (1)	St. Ann, Jamaica	Bauxite	4.5 million mtpy	50%

(1) The Government of Jamaica has granted St. Ann Bauxite Limited (“SABL”) rights to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030.

Our strategic objectives are to: (i) increase our primary aluminum business in Iceland by expanding our existing capacity and building additional greenfield capacity; (ii) expand our primary aluminum business by investing in or acquiring additional capacity that offers favorable returns and lowers our per unit production costs; (iii) further diversify our geographic presence; and (iv) pursue upstream opportunities in bauxite mining and alumina refining. The following table shows our primary aluminum shipment volumes since 2000.

To date, our growth activities have included:

•	acquiring an additional 23% interest in the Mt. Holly facility (“Mt. Holly”) in April 2000;

•	acquiring an 80% interest in the Hawesville facility (“Hawesville”) in April 2001;

•	acquiring the remaining 20% interest in Hawesville in April 2003;

•	acquiring the Grundartangi facility (“Nordural”) in April 2004;

•	acquiring a 50% joint venture in the Gramercy facility (“Gramercy”), our first alumina refining facility, together with related bauxite mining assets in October 2004, and;

•
an ongoing expansion of Nordural’s production capacity to 260,000 metric tons of primary aluminum (from 90,000 mtpy at the time of our acquisition), which is expected to be completed in the fourth quarter of 2007.

Recent Developments

More information on our recent developments is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Competition

The market for primary aluminum is global, and demand for aluminum varies widely from region to region. We compete with U.S. and international companies in the aluminum industry primarily in the areas of price, quality and service. In addition, aluminum competes with materials such as steel, copper, plastic and glass, which may be substituted for aluminum in certain applications.

Our Hawesville and Ravenswood plants are each located adjacent to their largest customer which allows them to deliver metal in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. Our Hawesville plant also has a competitive advantage due to its ability to produce the high purity aluminum needed by its largest customer for the manufacture of electrical transmission lines.

Customer Base

In 2006, we derived approximately 84% of our consolidated sales from the following four major customers: Southwire, Alcan, Glencore and BHP Billiton. Additional information about the revenues and percentage of sales to these major customers is available in Note 17 of the Consolidated Financial Statements included herein. A loss of any of these customers could have a material adverse effect on our results of operations. We currently have long-term primary aluminum sales or tolling contracts with Southwire, Glencore and BHP Billiton (The Alcan Metal agreement expires in July 2007). More information about these contracts is available at “Key Long-term Primary Aluminum Sales Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, primary aluminum. Additional information about our primary aluminum segment and certain geographic information is available in Note 17 to the Consolidated Financial Statements included herein. For a description of certain risks attendant to our foreign operations, see Item 1A “Risk Factors.”

Energy, Key Supplies and Raw Materials

We consume the following key supplies and raw materials in the primary aluminum reduction process:

•	electricity	•	carbon	•	silicon carbide
•	alumina	•	cathode blocks	•	caustic soda
•	aluminum fluoride	•	liquid pitch	•	calcined petroleum coke
•	natural gas

Electrical power, alumina, and labor are the principal components of cost of goods sold. These components together represented over 70 percent of our 2006 cost of goods sold. We have long-term contracts to ensure the future availability of many of these cost components. Additional information about our long-term supply and labor contracts is available under “Key Long-term Supply Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a description of certain risks attendant to our raw material supplies and labor, see Item 1A “Risk Factors.”

Pricing

Our operating results are sensitive to changes in the price of primary aluminum and the raw materials used in our production. As a result, we try to mitigate the effects of fluctuations in primary aluminum and raw material prices through the use of various fixed-price commitments and financial instruments.

We offer a number of pricing alternatives to our customers which, combined with our metals risk management activities, are designed to achieve a certain level of price stability on our primary aluminum sales. Generally, we price our products at an indexed or “market” price, in which the customer pays an agreed-upon premium over the LME price or other market indices.

Nordural derives substantially all of its revenues from tolling arrangements whereby it converts alumina provided by its customers into primary aluminum for a fee based on the LME price for primary aluminum. Nordural's revenues are subject to market price risk for the LME price of primary aluminum; however, because it produces primary aluminum under a tolling arrangement, Nordural is not exposed to fluctuations in the price for alumina, the principal raw material used in the production of primary aluminum. Nordural’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the European Union (“EU”) import duty for primary aluminum. The European Commission has considered and is currently considering various proposals that would phase-out this import duty. While the import duty remains intact to date, any decrease in the EU import duty will negatively impact Nordural’s revenue. In addition, under its current power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum. By linking its most significant production cost to the LME price for primary aluminum, Nordural is hedged against downswings in the market for primary aluminum; however, this hedge also limits Nordural's upside as the LME price increases.

Primary Aluminum Facilities

Nordural

The Nordural facility located in Grundartangi, Iceland, is owned and operated by our subsidiary, Nordural ehf. Nordural is our most modern and lowest cost facility. Operations at Nordural began in 1998 and production capacity was expanded in 2001 and again in 2006. The facility has an annual rated production capacity of 220,000 metric tons, which is scheduled to increase 40,000 metric tons to 260,000 metric tons upon completion of the Phase V expansion expected in the fourth quarter of 2007.

Nordural operates under various long-term agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities). These agreements include: (i) an investment agreement which establishes Nordural's tax status and the Government's obligations to grant certain permits; (ii) a reduction plant site agreement by which Nordural leases the property through 2020, subject to renewal at its option; and (iii) a harbor agreement by which Nordural is granted access to the port at Grundartangi. In connection with its expansion, Nordural has entered into amendments to the investment agreement and the reduction plant site agreements with the Government of Iceland.

Expansion Project. In late 2006, we completed the expansion of the Nordural facility from an annual production capacity of 90,000 mtpy to 220,000 metric tons at a total cost of approximately $482 million. A further expansion to 260,000 metric tons of annual production capacity began in 2006 and is projected to be completed in the fourth quarter of 2007 at an estimated total cost of approximately $132 million. We expect to fund the remaining costs of the expansion with operating cash flow generated by Nordural’s operations and with the remaining borrowing availability under Nordural’s $365 million senior term loan facility.

 Tolling Agreements.  Nordural has a long-term alumina tolling contract with a subsidiary of BHP Billiton which expires December 31, 2013. Under this contract, which is for approximately 130,000 metric tons of Nordural’s annual capacity, Nordural receives an LME-based fee for the conversion of alumina, supplied by BHP Billiton, into primary aluminum. Nordural’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the European Union (“EU”) import duty for primary aluminum. Nordural has entered into a 10-year alumina tolling contract with Glencore for 90,000 metric tons of annual capacity that expires in 2016. Deliveries under this agreement started in July 2006. Nordural receives an LME-based fee under the Glencore contract. In 2005, Glencore assigned 45,000 mtpy of its tolling rights under this agreement to Hydro Aluminum AS (“Hydro”) for the period 2007 to 2010. Nordural consented to the assignment.

Power. Landsvirkjun, a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments, provides power for 90,000 mtpy of the Nordural facility’s production capacity under a long-term contract due to expire in 2019. The power delivered by Landsvirkjun is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources. Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) supply the power required for Nordural’s remaining 130,000 mtpy of production capacity. The price paid by Nordural for power delivered by HS and OR is also LME-based. OR has agreed to deliver additional power, on a long-term basis, which will allow a further expansion of Nordural’s production capacity to 260,000 mtpy. Delivery of power from OR under the additional agreement is scheduled to start in late 2008. Nordural has made a short term agreement with Landsvirkjun which will allow startup of the further expansion to 260,000 mtpy in the fourth quarter of 2007. The power agreement and the construction of additional production capacity are each subject to the satisfaction of certain conditions.

Employees. Our employees at Nordural are represented by five labor unions that operate under a labor contract that establishes wages and work rules for covered employees for the period through December 31, 2009.

Hawesville

Hawesville is owned by our subsidiary, Century Kentucky, Inc. Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970. Hawesville has five reduction potlines with an annual rated production capacity of 244,000 metric tons.

Hawesville's original four potlines have an annual production capacity of approximately 195,000 metric tons and are specially configured and operated to produce high purity primary aluminum. The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%. High purity primary aluminum is sold at a premium to standard-purity aluminum. The high purity primary aluminum provides the conductivity required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications. A fifth potline added in 1999 has an annual capacity of approximately 49,000 metric tons of standard-purity aluminum.

Metal Sales Agreement. Hawesville has a long-term aluminum sales contract with Southwire (the “Southwire Metal Agreement”). The Southwire Metal Agreement expires March 31, 2011, subject to automatic renewal for additional five-year terms, unless either party provides 12 months’ notice that it has elected not to renew. The price for the molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies 240 million pounds (approximately 109,000 metric tons) of high-purity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility. Under this contract, Southwire will also purchase 60 million pounds (approximately 27,000 metric tons) of standard-grade molten aluminum each year through December 2010. Southwire has an option to purchase an equal amount of standard-grade molten aluminum in 2011. In addition, Southwire will purchase an additional 48 million pounds (approximately 22,000 metric tons) of standard grade molten aluminum during 2007.

Alumina. Hawesville purchases alumina under a supply agreement with Gramercy Alumina LLC (“GAL”). GAL is a joint venture company owned by Century and Xstrata (as successor by merger with Falconbridge Limited), which owns and operates the Gramercy alumina refinery. The alumina supply agreement runs through December 31, 2010 and the contract pricing varies based on GAL’s cost of production.

Power. Hawesville purchases all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires December 31, 2010. Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corp., with delivery guaranteed by LG&E. In 2007, Hawesville has unpriced power requirements of approximately 14 megawatts (“MW”) or about 3% of its power requirements. All unpriced power will be priced at market prices. Hawesville has unpriced power requirements of 126 MW or 27% of its power requirements from 2008 through 2010. We are currently reviewing our options for pricing the unpriced power in 2008 through 2010. In addition, we are working with Big Rivers Electric Corporation (“Big Rivers”) and Kenergy on a proposal that would restructure and extend the existing power supply contract from 2008 through 2023.

Employees. The bargaining unit employees at Hawesville are represented by the United Steelworkers of America (“USWA”). Century’s collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires March 31, 2010.

Ravenswood

The Ravenswood facility (“Ravenswood”) is owned and operated by our subsidiary, Century Aluminum of West Virginia, Inc. (“Century of West Virginia”). Built in 1957, Ravenswood operates four potlines with an annual rated production capacity of 170,000 metric tons. The facility is located adjacent to the Ohio River near Ravenswood, West Virginia.

Metal Sales Agreements. Ravenswood produces molten aluminum that is delivered to Alcan’s adjacent fabricating facility and standard-grade ingot that we sell in the marketplace. We have a contract with Alcan under which Alcan purchases 23 to 27 million pounds (approximately 10,500 to 12,250 metric tons) per month of molten aluminum produced at Ravenswood through July 31, 2007 (the “Alcan Metal Agreement”). The price for primary aluminum delivered under the Alcan Metal Agreement is variable and determined by reference to the U.S. Midwest Market Price. This contract requires us to deliver molten aluminum, which reduces our casting and shipping costs. Ravenswood also sells 10,200 metric tons per year of primary aluminum under a contract with Glencore (the “Glencore Metal Agreement II”) through December 31, 2013. Under the Glencore Metal Agreement II, Glencore purchases 20,400 metric tons per year of the primary aluminum produced at the Ravenswood and Mt. Holly facilities, at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium.

Alumina. Glencore supplies the alumina used at Ravenswood under a contract that expires on December 31, 2009. The contract pricing varies based on the LME price for primary aluminum.

Power. Appalachian Power Company supplies all of Ravenswood’s power requirements. After December 31, 2007, Ravenswood may terminate the agreement by providing 12 months notice of termination. Power delivered under the supply agreement is as set forth in published tariffs. Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates. Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

Employees. The bargaining unit employees at Ravenswood are represented by the USWA. The collective bargaining agreement that covers all of the represented hourly employees at Ravenswood expires May 31, 2009.

Mt. Holly

Mt. Holly, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed aluminum reduction facility in the United States. The facility consists of two potlines with a total annual rated production capacity of 224,000 metric tons and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at a premium to standard-grade primary aluminum. Our 49.7% interest represents approximately 111,000 metric tons of the facility’s annual production capacity.

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

Metal Sales Agreements. We have a contract to sell to Glencore 50,000 metric tons of primary aluminum produced at Mt. Holly each year through December 31, 2009 (the “Glencore Metal Agreement I”). The Glencore Metal Agreement I provides for variable pricing determined by reference to the quoted LME price of primary aluminum. Mt. Holly also sells 10,200 metric tons per year of primary aluminum under the Glencore Metal Agreement II. More information on the Glencore Metal Agreement II is available under “Key Long-term Primary Aluminum Sales Contracts” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Alumina. Glencore supplies approximately 46% of our alumina requirements for Mt. Holly under a contract which expires January 31, 2008. As of January 1, 2007, under an agreement that extends through 2013, Trafigura AG provides us with 54% of Mt. Holly’s alumina requirements for 2007 and will provide all of Mt. Holly’s alumina requirements when our agreement with Glencore expires in 2008. The price for alumina under our contracts with Trafigura and Glencore are variable and based on the LME price for primary aluminum.

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

Joint Venture Facilities

On October 1, 2004, Century and Xstrata (as successor by merger with Falconbridge Limited), through joint venture companies, acquired equal interests in an alumina refinery in Gramercy, Louisiana and related bauxite mining assets in Jamaica (collectively, the “Gramercy assets”) from Kaiser Aluminum & Chemical Company (“Kaiser”). Glencore, our largest shareholder, is a major shareholder in Xstrata.

Gramercy Alumina LLC

The alumina refinery in Gramercy, owned by GAL, began operations in 1959 and consists of a production facility, a powerhouse for steam and electricity production, a deep water dock and a barge loading facility. Extensive portions of the Gramercy plant were rebuilt and modernized between 2000 and 2002, including a double digestion system.

Alumina Operations. The Gramercy plant has an annual rated capacity rate of 1.2 million metric tons of alumina per year. Gramercy’s production consists of approximately 80% smelter grade alumina and 20% alumina hydrate or chemical grade alumina. GAL sells approximately 50% of its smelter grade alumina to Hawesville at prices based on Gramercy's production costs under an alumina supply contract due to expire on December 31, 2010. All of the chemical grade alumina production is currently sold under existing short-term and long-term contracts with approximately 20 third party purchasers.

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

St. Ann Bauxite Limited

SABL, which owns the bauxite mining operations, is jointly owned by Century and Xstrata. The bauxite mining operations are comprised of: (i) a concession from the Government of Jamaica (“GOJ”) to mine bauxite in Jamaica (the “mining rights,”) and (ii) a 49% interest in a Jamaican partnership that owns certain mining assets in Jamaica (the “mining assets.”) The GOJ owns the remaining 51% interest in the partnership. The mining assets consist primarily of rail facilities, other mobile equipment, dryers, and loading and dock facilities.

Bauxite Mining Rights. Under the terms of the mining rights, SABL manages the operations of the partnership, pays operating costs and is entitled to all of its bauxite production. The GOJ receives: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ's 51% interest in the mining assets and (iii) certain fees for lands owned by the GOJ that are covered by the mining rights. SABL also pays to the GOJ customary income taxes and certain other fees pursuant to an agreement with the GOJ that establishes a fiscal regime for SABL. A production levy normally applicable to bauxite mined in Jamaica has been waived for SABL through December 2007. If the levy is subsequently assessed on bauxite produced by SABL, the Establishment Agreement provides that certain payments to the GOJ will be reduced and SABL and the GOJ will negotiate amendments to SABL's fiscal regime in order to mitigate the effects of the levy.

Under the terms of the mining rights, SABL mines the land covered by the mining rights and the GOJ retains surface rights and ownership of the land. The GOJ granted the mining rights and entered into other agreements with SABL for the purpose of ensuring the St. Ann facility is able to provide the Gramercy plant with sufficient reserves to meet its annual alumina requirements and existing or contemplated future obligations under third party contracts.

Under the mining rights, the GOJ has granted SABL the rights to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030. The GOJ will provide additional land if the land covered by the mining rights does not contain sufficient quantities of commercially exploitable bauxite. SABL is responsible for reclamation of the land that it mines. As of December 31, 2006, SABL’s reclamation obligations amounted to approximately $8.5 million.

Customers. Approximately 50 percent of the bauxite from St. Ann is refined into alumina at the Gramercy refinery and the remainder is sold to a third party alumina refinery in Texas (Sherwin Alumina Company). SABL and GAL have a contract under which SABL will supply the Gramercy plant's bauxite requirements through December 2010. The price for bauxite under the contract is fixed through 2008.

SABL has various short-term agreements with third parties for the supply of fuel oil, diesel fuel, container leasing and other locally provided services.

Environmental Matters

We are subject to various environmental laws and regulations. We have spent, and expect to spend, significant amounts for compliance with those laws and regulations. In addition, some of our past manufacturing activities have resulted in environmental consequences which require remedial measures. Under certain environmental laws which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century. However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas. Such future requirements may result in unanticipated costs or liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity. More information concerning our environmental contingencies can be found in Note 12 to the Consolidated Financial Statements included herein.

Intellectual Property

We own or have rights to use a number of patents or patent applications relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these patents or patent applications.

Employees

We employ a work force of approximately 1,850, consisting of 1,530 hourly employees and 320 salaried employees.

Available Information

Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com. Our website provides access to filings we have made through the SEC's EDGAR filing system, including our annual, quarterly and current reports filed on Forms 10-K, 10-Q and 8-K, respectively, and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by our directors, executive officers and beneficial owners of more than 10% of our outstanding common stock. These filings are also available on the SEC website at www.sec.gov. In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q, and Forms 8-K upon request. Requests for these documents can be made by contacting our Investor Relations Department by mail at: 2511 Garden Road, Suite A200, Monterey, CA 93940, or phone at: (831) 642-9300. Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

Item 1A. Risk Factors

The following describes certain of the risks and uncertainties we face that could cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements. These risk factors should be considered together with the other risks and uncertainties described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere herein.

The cyclical nature of the aluminum industry causes variability in our earnings and cash flows; our hedging transactions may limit our ability to benefit from increased prices.

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply conditions and other conditions. Historically, aluminum prices have been volatile and we expect there to be volatility in the future. Although we use contractual arrangements to manage our exposure to fluctuations in the commodity price, a decline in primary aluminum prices will reduce our earnings and cash flows. Any significant downturn in prices for primary aluminum will significantly reduce the amount of cash available to meet our current obligations and fund our long-term business strategies and may force the curtailment of all or a portion of our operations at one or more of our smelters.

Conversely, as prices for aluminum increase, certain of our hedging transactions, including our forward sales of primary aluminum and our LME-based alumina and power contracts, limit our ability to take advantage of the increased prices. More information about Century’s market risks is available in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

We reduce our casting and shipping costs by selling molten aluminum to the major customers of our Ravenswood and Hawesville facilities; the loss of one of these major customers would increase our production costs at those facilities.

Approximately 53% of our consolidated net sales for 2006 were derived from sales to Alcan and Southwire. Alcan's facility is located adjacent to Ravenswood and Southwire's facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to these customers, thereby eliminating our casting and shipping costs and our customers' remelting costs. Century has contracts with Alcan and Southwire which are due to expire in July 2007 and March 2011, respectively. Southwire has the right to reduce purchases under its contract by 20% beginning in 2010. We may be unable to extend or replace these contracts when they terminate. If we are unable to renew these contracts when they expire, or if either customer significantly reduces its purchases under those contracts, we will incur higher casting and shipping costs.

A material change in our relationship with Glencore could affect how we hedge our exposure to metal price risk.

We benefit from our relationship with Glencore, our largest shareholder. We enter into forward sales and hedging contracts with Glencore that help us manage our exposure to fluctuating aluminum prices. Because Glencore is our sole metal hedge counterparty, a material change in our relationship with Glencore could affect how we hedge our exposure to metal price risk, which could impact our results of operations.

Losses caused by disruptions in the supply of power would reduce the profitability of our operations.

We use large amounts of electricity to produce primary aluminum. Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown will result in a reduction in the volume of molten aluminum produced and may result in the hardening or “freezing” of molten aluminum in the pots where it is produced. Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses. Although we maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, we may be required to pay significant amounts under the deductible provisions of those insurance policies. In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events. Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand. Certain losses or prolonged interruptions in our operations may trigger a default under our revolving credit facility.

The cost of alumina used at Hawesville may be higher than under our LME-based alumina contracts.

We acquire alumina used at our Ravenswood and Mt. Holly facilities at prices based on the LME price for primary aluminum. The Gramercy refinery that Century and Xstrata acquired from Kaiser supplies all of the alumina used at Hawesville at prices based on the Gramercy refinery's production costs. Those production costs could be materially higher than the price paid under LME-based contracts during periods when aluminum prices are low and raw material costs used in the production of alumina, such as natural gas, are high.

Changes or disruptions to our current alumina supply arrangements and other raw materials could increase our raw material costs.

We depend on a limited number of suppliers for alumina, the principal raw material used to produce primary aluminum. Supply of alumina has been constrained over the past three years, and the construction of new production facilities requires substantial lead time. Disruptions to our supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier's alumina refinery. These disruptions may require Century to purchase alumina on the spot market on less favorable terms than under our current agreements.

Gramercy supplies substantially all the alumina used at Hawesville. Our joint venture bauxite mining operations in St. Ann, Jamaica supplies all of the bauxite used in the production of alumina at the Gramercy alumina refinery. If there is a significant disruption of bauxite shipments in the future, the joint venture could incur additional costs if it is required to use bauxite from other sources.

Our business depends upon the adequate supply of other raw materials, including caustic soda, aluminum fluoride and calcined petroleum coke, pitch, and cathodes, at competitive prices. Although worldwide there remain multiple sources for these raw materials, consolidation among certain North American suppliers has reduced the number of available suppliers in this industry. A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials or other unforeseen factors may adversely affect our operating results if we are unable to secure alternate supplies of these materials at reasonable prices.

Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including alumina, caustic soda, aluminum fluoride and calcined petroleum coke, pitch, and cathodes. Because we sell our products based on the LME price for primary aluminum, we can not pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations for raw materials through the use of various fixed-price commitments and financial instruments, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials. In addition, because we have sold forward a certain amount of our production capacity in future years, rising raw material and energy prices would negatively impact our earnings and cash flow, all other things being equal. See “Item 7A - Quantitative and Qualitative Disclosures About Market Risk.”

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. While we purchase virtually all of our electricity for our existing U.S. facilities under fixed-price contracts through 2007, portions of the contracted cost of the electricity supplied to Mt. Holly vary with the supplier's fuel costs. An increase in these fuel costs would increase the price this facility pays for electricity. Hawesville has unpriced power requirements of approximately 27% of its power requirements from 2008 through 2010.The profitability of our Hawesville operations could be adversely affected if we are unable to obtain power for the unpriced portions of Hawesville’s power requirements at economic rates. In addition, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

Unexpected events, including fires or explosions at our facilities, natural disasters, such as hurricanes, unplanned power outages, supply disruptions, or equipment failures, may increase our cost of doing business or otherwise disrupt our operations.

We are subject to the risk of union disputes.

The bargaining unit employees at our Ravenswood and Hawesville facilities and at the Gramercy refinery are represented by the United Steel Workers of America. Century’s labor contracts at Hawesville, Ravenswood and Gramercy expire in March 2010, May 2009, and September 2010, respectively. In addition, our contract with Nordural’s employees expires in 2009. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future. As a result of a threatened strike in July 2006, we commenced an orderly shut down of one of the four potlines at the Ravenswood facility. Although the notice to strike was rescinded after we reached agreement with the USWA on a new labor contract, our production at the Ravenswood facility was curtailed while we restarted the potline. Any threatened or actual work stoppage in the future could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse affect on our financial results.

We are subject to a variety of environmental laws that could result in costs or liabilities.

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of Iceland, the European Economic Area and Jamaica. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former manufacturing facilities or for the amelioration of damage to natural resources. For example, we, along with others, including former owners of our former St. Croix facility, have been sued for alleged natural resources damages at the facility. In addition, in December, 2006, we and the company that purchased the assets of our St. Croix facility in 1995 were sued by the Commissioner of the Department of Planning and Natural Resources alleging our failure to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994.  Although our known liabilities with respect to these and other matters relating to compliance and cleanup, based on current information, are not expected to be material, if more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity and our operating results. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Environmental Expenditures and Other Contingencies” and Note 12 to our consolidated financial statements for additional information regarding our environmental matters and associated costs and risks.

Acquisitions may present difficulties.

We have a history of making strategic acquisitions and we expect to make strategic acquisitions in the future. We are subject to numerous risks as a result of our acquisitions, including the following:

• it may be challenging for us to manage our existing business as we integrate acquired operations;

• we may not achieve the anticipated benefits from our acquisitions; and

• management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming, and difficult to maintain.

Accordingly, our recent or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated.

Operating in foreign countries exposes us to political, regulatory, currency and other related risks.

Nordural is our first facility located outside of the United States and following completion of the ongoing expansion, it will represent approximately 33% of our overall primary aluminum production capacity. The bauxite operations related to the Gramercy plant are located in Jamaica. . In February 2007, we signed a memorandum of understanding (“MOU”) with the Republic of the Congo (“ROC”) for the exclusive right to develop an aluminum business in the ROC consisting of an aluminum smelter, an alumina refinery and a bauxite mine. We may in the future consider other investments in foreign countries. International operations may expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. For example, Nordural's revenues are denominated in U.S. dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. In addition, a majority of our costs in connection with the ongoing expansion of the Nordural facility are denominated in currencies other than the U.S. dollar.

Our historical financial information may not be comparable to our results for future periods.

Our historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows. For example, our historical financial data does not reflect the effects of:

• the 130,000 mtpy expansion capacity of Nordural that was completed in the fourth quarter of 2006;

• our acquisition of Nordural prior to April 27, 2004; and

• the equity in the earnings of our joint ventures prior to October 1, 2004.

Our high level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth strategy.

We are highly leveraged. We have an aggregate of approximately $772.3 million of outstanding indebtedness as of December 31, 2006. In addition, we could borrow additional amounts under our $100.0 million credit facility and Nordural has access to an additional $34.0 million under its $365.0 million term loan facility. The level of our indebtedness could have important consequences, including:

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

• placing us at a disadvantage compared to our competitors who may have less debt and greater financing flexibility than we do; and

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

We are also exposed to risks of interest rate increases. We had approximately $340.6 million of debt with variable interest rates at December 31, 2006, of which, $331.0 million are borrowings under Nordural’s $365.0 million senior term loan facility. Nordural's annual debt service requirements will vary, as amounts outstanding under its term loan facility bear interest at a variable rate.

Our ability to pay interest and to repay or refinance our indebtedness, including Nordural’s senior term loan facility, our senior unsecured notes and convertible notes, and to satisfy other commitments, including funding the ongoing Nordural expansion, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, including the notes, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. There can be no assurance that we will be able to accomplish those actions on satisfactory terms.

Restrictive covenants in our credit facility and the indenture governing our senior notes limit our ability to incur additional debt and pursue our growth strategy.

Our revolving credit facility and the indenture governing our senior unsecured notes each contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, which may impair our ability to pursue our growth strategy. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources - Debt Service.” Any failure to comply with those covenants may constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.

Substantially all of Nordural's assets are pledged as security under its term loan facility. In addition, the shares of Nordural have been pledged to the lenders as collateral. If Nordural is unable to comply with the covenants in its term loan, the lenders would be able to cancel commitments under this facility, cause all or part of the amounts outstanding under the loan facility to be immediately due and payable and foreclose on any collateral securing the loan facility. The term loan facility also contains restrictions on Nordural's ability to pay dividends, including a requirement that Nordural make a repayment of principal in an amount equal to 50% of any dividend paid to shareholders. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources.” Based on Nordural's needs for cash to finance its expansion and operations, we do not currently anticipate that Nordural will distribute any cash in the foreseeable future.

Further metals industry consolidation could provide competitive advantages to our competitors.

The metals industry has experienced consolidation over the past several years and there may be more consolidation transactions in the future. Consolidation by our competitors may enhance their capacity and their access to resources, lower their cost structure and put us at a competitive disadvantage. Continued consolidation may limit our ability to implement our strategic objectives effectively. We cannot reliably predict the impact on us of further consolidation in the aluminum industry.

We depend upon dividends from our subsidiaries to meet our debt service obligations.

We are a holding company and conduct all of our operations through our subsidiaries. Our ability to meet our debt service obligations depends upon the receipt of dividends from our subsidiaries. Nordural's senior term loan facility places significant limitations on Nordural's ability to pay dividends. Subject to the restrictions contained in our revolving credit facility and the indentures governing our senior and convertible notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on the payment of dividends by those subsidiaries. In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.

The price of our common stock may fluctuate significantly.

The market price of our common stock has experienced significant volatility from time to time, and this volatility may continue in the future. From January 1, 2006, through February 28, 2007, the intra-day sales price of our common stock on NASDAQ ranged from $26.14 to $56.57 per share. In addition, the securities markets have experienced significant price and volume fluctuations. The market price for our common stock may be affected by a number of factors, including actual or anticipated variations in our quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommendations by securities analysts, changes in research coverage by securities analysts, any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry and sales of substantial numbers of shares by current holders of our common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to our operating performance may cause the market price of our common stock to be volatile.

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

• require stockholders to give advance notice prior to submitting proposals for consideration at stockholders' meetings or to nominate persons for election as directors; and

• restrict, under our charter documents, certain business combinations between us and any person who beneficially owns 10% or more of our outstanding voting stock.

In addition, several of our officers have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of Century. Our 1996 Stock Incentive Plan, as amended, also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change of control, and our Non-Employee Directors’ Stock Option Plan provides for acceleration of an option holder's ability to exercise stock options upon a change of control.

This list of important risk factors is not all-inclusive or necessarily in order of importance.

Item 1B. Unresolved Staff Comments

We have no unresolved comments with the Securities and Exchange Commission.

Item 2. Properties

We own the property on which our Hawesville and Ravenswood facilities are located. The 220 acres upon which the Nordural facility is situated is leased from the Government of Iceland under a long-term lease that runs through 2020, renewable at our option. In addition, substantially all of Nordural’s assets (including, but not limited to, all of Nordural's property, plant and equipment related to the smelter and the harbor area) are pledged as security for Nordural’s obligations under its term loan facility. Our corporate offices are subject to an operating lease that expires in June 2010. We hold a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property that the Mt. Holly facility is located. The remaining interest in the undivided property at Mt. Holly is owned by Alumax of South Carolina, Inc., a subsidiary of ALCOA.

All of our facilities are operating at or near their productive capacity. We believe all of our facilities are suitable and adequate for our current operations. Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

Item 3. Legal Proceedings

We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes the ultimate disposition will not have a material adverse effect on our financial condition, results of operations, or liquidity. For a description of certain environmental matters involving Century, see Note 12 to the Consolidated Financial Statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors. The following table details certain information about our executive officers as of February 28, 2007.

Name	Age	Position and Duration
Logan W. Kruger	56	President and Chief Executive Officer since December 2005.
Michael A. Bless	41	Executive Vice President and Chief Financial Officer since January 2006.
E. Jack Gates (1)	65	Executive Vice President and Chief Operating Officer since April 2003; Vice President, Reduction Operations from December 2000 to March 2003.
Robert R. Nielsen	62	Executive Vice President, General Counsel and Secretary since May 2006.
Steve Schneider	51	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller since April 2002; Corporate Controller for more than five years.
Giulio Casello	47	Vice President of Bauxite and Alumina Operations since December 2005.
Peter C. McGuire	59	Vice President and Associate General Counsel since April 2002; Associate General Counsel for more than five years.
Michelle M. Lair	31	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer since November 2005; Corporate Financial Analyst for more than five years.

(1) On February 28, 2007, we announced that Wayne R. Hale had been appointed to succeed E. Jack Gates as Executive Vice President and Chief Operating Officer, effective March 1, 2007. Mr. Gates will continue as an employee of the Company through June 30, 2007 and will then serve as a consultant through December 31, 2007.

Prior to joining Century, Mr. Kruger served as President, Asia/Pacific for Inco Limited, from September 2005 to November 2005; Executive Vice-President, Technical Services from September 2003 to September 2005; Chief Executive Officer of Anglo American Chile Ltd., from July 2002 through September 2003; and President and Chief Executive Officer, Hudson Bay Mining and Smelting Co., Limited, from September 1996 until June 2002.

Prior to joining Century, Mr. Nielsen served as Executive Vice President, General Counsel and Secretary for Tanimura and Antle, Inc. from July 2005 to April 2006, and Vice President, General Counsel and Secretary from March 1993 to June 2005.

Prior to joining Century, Mr. Bless served as managing director of M. Safra & Co., Inc., from February 2005 to January 2006 and Executive Vice President and Chief Financial Officer of Maxtor Corporation from August 2004 to October 2004. From August 1997 through January 2004, Mr. Bless served in a number of senior executive positions with Rockwell Automation, Inc. (formerly known as Rockwell International Corporation), a leading industrial automation hardware, software and services company, including as Senior Vice President and Chief Financial Officer from June 2001 to January 2004.

Mr. Giulio Casello has served as Vice President of Bauxite and Alumina Operations since December 2005. Mr. Casello served as Vice President of Century Alumina, Inc. from September 2005 to December 2005. Prior to joining Century, Mr. Casello served in a number of senior positions with ALCOA World Alumina Australia from 1986 to 2005, including as Director of Western Australian Operations from January 2003 to September 2005; General Manager of ALCOA World Chemicals from April 2001 to December 2002; and Kwinana Alumina Refinery Location Manager from April 1999 to April 2001.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: CENX. The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years. Our common stock reached a record intra-day high of $56.57 on May 11, 2006 and closed at $45.53 on February 28, 2007.

Year	2006		2005
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$44.50	$26.14	$34.70	$23.69
Second quarter	$56.57	$31.28	$32.18	$20.16
Third quarter	$39.16	$29.60	$27.60	$20.00
Fourth quarter	$47.34	$30.31	$26.79	$17.82

Holders

As of January 31, 2007, there were 14 holders of record, which does not include the number of beneficial owners whose common stock was held in street name.

Dividend Information

We did not declare dividends in 2006 or 2005 on our common stock. We do not anticipate paying cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing our senior notes contain restrictions which limit our ability to pay dividends. Nordural’s term loan facility contains restrictions on Nordural’s ability to pay dividends. Additional information about the terms of our long-term borrowing agreements is available at Note 5 to the Consolidated Financial Statements included herein.

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2006 and 2005 and the selected consolidated statement of operations data for each of the years ended December 31, 2006, 2005, and 2004 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2004, 2003 and 2002 and the selected consolidated statement of operations data for each of the years ended December 31, 2003 and 2002 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein. Our selected historical results of operations include:

•	the results of operations from the remaining 20% interest in Hawesville since we acquired it in April 2003;

•	the results of operations from Nordural since we acquired it in April 2004;

•	our equity in the earnings of our joint venture investments in Gramercy Alumina LLC and St. Ann Bauxite Ltd. since we acquired an interest in those companies in October 2004; and

•	the results of operations from our 130,000 mtpy expansion of Nordural which became fully operational in the fourth quarter of 2006.

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2006 and may not be indicative of our future financial position or results of operations. The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2006 (1)	2005 (2)	2004 (3)	2003 (4)	2002
	(in thousands, except per share data)
Net sales revenue	$1,558,566	$1,132,362	$1,060,747	$782,479	$711,338
Gross profit	348,522	161,677	185,287	43,370	20,360
Operating income	309,159	126,904	160,371	22,537	4,577
Income (loss) before cumulative effect of change in accounting principle	(40,955)	(116,255)	33,482	3,922	(18,443)
Net income (loss)	(40,955)	(116,255)	33,482	(1,956)	(18,443)
Earnings (loss) per share:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(1.26)	$(3.62)	$1.14	$0.09	$(0.99)
Cumulative effect of change in accounting principle	--	--	--	(0.28)	--
Net income (loss) per share	$(1.26)	$(3.62)	$1.14	$(0.19)	$(0.99)
Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.15
Total assets	$2,185,234	$1,677,431	$1,332,553	$804,242	$763,751
Total debt (5)	772,251	671,901	524,108	344,125	329,667
Long-term debt obligations (6)	559,331	488,505	330,711	336,310	321,852
Other information:
Shipments - Primary aluminum:
Direct shipment pounds (000)	1,152,617	1,153,731	1,179,824	1,126,542	1,049,295
Toll shipment pounds (000) (7)	346,390	203,966	138,239	--	--
Average LME per pound	$1.166	$0.861	$0.778	$0.649	$0.612
Average Midwest premium per pound	$0.055	$0.056	$0.068	$0.037	$0.041
Average realized price per pound:
Direct shipments	$1.09	$0.86	$0.83	$0.69	$0.68
Toll shipments	$0.88	$0.67	$0.62	--	--

(1) Income (loss) before cumulative effect of change in accounting principle and Net income (loss) include an after-tax charge of $241.7 million, or $7.19 per diluted share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting and by a gain on the sale of surplus land.

(2) Income (loss) before cumulative effect of change in accounting principle and Net income (loss) include an after-tax charge of $198.2 million, or $6.17 per diluted share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.

(3) Income (loss) before cumulative effect of change in accounting principle and Net income (loss) include an after-tax charge of $30.4 million, or $1.06 per diluted share for a loss on early extinguishment of debt, see Note 5 in the Consolidated Financial Statements included herein.

(4) We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. As a result, we recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle.

(5) Total debt includes all long-term debt obligations and any debt classified as short-term obligations, including, current portion of long-term debt, the industrial revenue bonds (“IRBs”) and the 1.75% convertible senior notes, excluding any outstanding preferred stock.

(6) Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of long-term debt.
(7) Nordural completed a 130,000 mtpy capacity expansion in the fourth quarter of 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reflects our historical results of operations, which do not include results from:

•	the 130,000 mtpy expansion capacity of Nordural that was completed in the fourth quarter of 2006;

•	our ownership of Nordural until acquired in late April 2004, and;

•	our ownership interest in the Gramercy assets until acquired in October 2004.

Accordingly, the results for fiscal years 2004 and 2005 are not fully comparable to the results of operations for fiscal year 2006. Our historical results are not indicative of our current business. You should read the following discussion in conjunction with our consolidated financial statements included herein.

Overview

We produce primary aluminum. The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand. The key determinants of our results of operations and cash flow from operations are as follows:

•	Our selling price is based on the LME and U.S. Midwest prices of primary aluminum and fixed price sales contracts.

•	Our facilities operate at or near capacity, and fluctuations in volume, other than through acquisitions, generally are small.

•
The principal components of cost of goods sold are alumina, electrical power, and labor, which in aggregate were in excess of 70% of the 2006 cost of goods sold. Many of these costs are covered by long-term contracts, as described below.

Shipment volumes, average realized price and cost of goods sold per pound shipped are our key performance indicators. Revenue can vary significantly from period to period due to fluctuations in the LME and Midwest price of primary aluminum. Any adverse changes in the conditions that affect shipment volumes or the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows. Revenue is also impacted by our hedging activities. Fluctuations in working capital are influenced by shipments, the LME and Midwest price of primary aluminum and by the timing of cash receipts and disbursements from major customers and suppliers.

Cost of goods sold, excluding alumina and energy costs, is expected to remain relatively stable because our facilities generally operate near capacity and our major cost drivers are covered by long-term contracts. Fluctuations in the cost of alumina in our U.S. facilities are expected as the pricing in these contracts is variable and except for the Gramercy alumina contract, is based on LME prices. Power contracts for our U.S. facilities primarily provide for fixed priced power through 2009, subject to adjustments for fuel costs in Mt. Holly and possible adjustments in tariff rates in Ravenswood. Approximately 27% of Hawesville’s power requirements (126 MW) are unpriced beginning in 2008 through 2010. We have negotiated short-term contracts to cover this requirement through 2007 at approximately market prices. We are currently reviewing our options for pricing the unpriced power in 2008 through 2010. We are working with Big Rivers Electric Corporation and Kenergy Corporation on a proposal that would restructure and extend Hawesville’s existing power supply contract from 2008 through 2023. We expect power rates for the unpriced power to be significantly higher than the rates paid under our current long-term power contracts. Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in conjunction with an increase in the applicable tariff rates. Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels. Power contract pricing for Nordural is variable and based on LME prices.

In 2006, we entered into LME based, long-term alumina contracts for the supply of alumina to our Ravenswood and Mt. Holly facilities beginning in January 2007 and expiring at the end of 2009 and 2013, respectively. These contracts were negotiated during a period of tight supply in the alumina market and as a result, the LME pricing in our new alumina contracts will be higher than under the contracts they replaced. Labor agreements with the United Steelworkers of America at our Hawesville and Ravenswood facilities were ratified in 2006 and will expire in 2010 and 2009, respectively.

Through our ownership of Ravenswood, Hawesville and Nordural, and our ownership interest in Mt. Holly, we have an annual rated production capacity of approximately 745,000 metric tons of primary aluminum. Our annual production capacity should increase to 785,000 metric tons by the end of 2007 as a result of expansions at Nordural.

Recent Developments

Reservoir water levels on the Cumberland River may impact Hawesville’s power costs

In February 2007, we were informed that the Corps of Engineers (“COE”) is planning to lower water levels in reservoirs on the Cumberland River for repair and maintenance. This will reduce electrical production from the dams of these reservoirs that were expected to provide a portion of the electrical power we purchase from Big Rivers Electrical Corp. for the use by our Hawesville facility during 2007.

Based on current expectations of reservoir levels, we expect any impact to be limited to the summer months, when usage rates on the Big Rivers system are at peak consumption. Based on our most recent information from the COE, we expect this to affect only approximately 1.5% of Hawesville’s load requirements during this period.  We are exploring alternative sources of energy during the summer period.  We may have to pay a premium over and above our power contracts for this energy.  Based on the current market for electrical power, we don’t expect the premium to have a material adverse effect on our financial condition, results of operation or liquidity.

Republic of the Congo aluminum venture memorandum of understanding signed

In February 2007, we signed a memorandum of understanding (“MOU”) with the Republic of the Congo (“ROC”) for the exclusive right to develop an integrated aluminum business in the ROC consisting of an aluminum smelter, an alumina refinery and a bauxite mine. The MOU is subject to satisfaction of certain conditions and the project that it contemplates is in the early stages of feasibility study and review.

The ROC port area of Pointe Noire has been identified as a potential site for the aluminum smelter and alumina refinery. The location of the bauxite mine is dependent upon a future assessment and mapping of the ROC bauxite reserves. The MOU specifies that the Government of ROC will provide a minimum commitment of 500 MW of gas-generated electrical energy to the facility.

Anode Supplier declares Force Majeure

On February 16, 2007, the anode supplier for Nordural’s 130,000 mtpy expansion, Alcan Trading Ltd, declared a Force Majeure due to delays in their raw material supply. The reduction in anode deliveries is not expected to have a significant impact on operations in the near term. However, a prolonged shortage could deplete Nordural’s inventory which could significantly impact Nordural’s future operations. Alcan Trading has informed us that they expect anode delivery schedules to return to normal in April 2007.

Helguvik Power memorandum of understanding signed

In June 2006, Nordural signed a MOU to purchase electrical energy with two major Icelandic geothermal power producers, Hitaveita Sudurnesja (“HS”) and Orkuveita Reykjavikur (“OR”). Under the MOU, power will be supplied to the planned Helguvik facility in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 mtpy. HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW. Electricity delivery for this first phase is targeted for 2010. The MOU provides for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The MOU is subject to the satisfaction of certain conditions, including conditions relating to environmental licensing and the construction of the new facility. It is our intention to sign an electrical energy agreement in 2007.

Helguvik Harbor and Site agreements

In April 2006, in furtherance of a joint action plan to evaluate the possible construction of a new aluminum smelter in the vicinity of Helguvik, Iceland, approximately 30 miles from the city of Reykjavik, we signed a harbor and site agreement with the Reykjanesbaer Municipal Council, the Gardur Municipal Council and the Reykjanes Harbour Board.

Nordural Phase V Expansion Schedule Accelerated

In April 2006, we announced an acceleration in the further expansion of our Nordural facility from 220,000 mtpy to 260,000 mtpy. The construction of the expansion is expected to be completed in the fourth quarter of 2007. We had previously announced that OR had agreed to deliver the power for the additional expansion by late 2008. Landsvirkjun, Iceland's national power company, has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

Alumina Supply Contract with Glencore

In April 2006, Century entered into a three year supply contract with Glencore for the supply of alumina to our Ravenswood facility. Glencore will supply approximately 330,000 metric tons per year of alumina beginning January 1, 2007 through December 31, 2009. The contract pricing is variable, based on the LME price for primary aluminum.

Ravenswood Electrical Power Supply Agreements

Appalachian Power Company supplies all of Ravenswood’s power requirements. Power delivered under the supply agreement is as set forth in published tariffs. Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates. Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the rate if aluminum prices as quoted on the LME fall below pre-determined levels. After December 31, 2007, Ravenswood may terminate the agreement by providing 12 months notice of termination.

Labor Agreement with USWA at Hawesville Ratified

In May 2006, our Hawesville, Kentucky plant employees represented by the United Steelworkers of America (“USWA”) ratified a four-year collective bargaining agreement that will extend through March 31, 2010. The agreement covers approximately 600 hourly workers at the Hawesville plant.

Labor Agreement with USWA at Ravenswood Ratified

On August 4, 2006, the membership of the USWA Local 5668 voted to ratify a three-year labor agreement covering the hourly workers at the Ravenswood facility.

Potline Shutdown and Restart at Ravenswood

On July 29, 2006, we received a 72-Hour Notice of Termination of Extension Agreement and Intent to Strike the Employer from the USWA, which represents the 580 hourly workers at the Ravenswood facility. Based on the USWA’s notice to strike, we completed an orderly shut down of one of the four potlines at the Ravenswood facility. Following the ratification of the labor contract on August 4, 2006, we began the process of restarting the affected potline. As of December 31, 2006, Ravenswood reached full production on that line and in the plant.

As a result of the strike notice and subsequent potline shutdown at Ravenswood, on August 2, 2006, we delivered force majeure notices to Alcan and Glencore and, pursuant to these notices, reduced deliveries under the Alcan Metal Agreement and the Glencore Metal Agreement II. On November 2, 2006, we rescinded the force majeure notices and have resumed full deliveries under these contracts.

Joint Venture with Minmetals Aluminum Company

In May 2006, we entered into a joint venture agreement with Minmetals Aluminum Company to explore the potential of developing a bauxite mine and associated 1.5 million mtpy alumina refining facility in Jamaica.

The first stage of the project, a pre-feasibility stage, will assess the quality and quantity of bauxite reserves. This stage is expected to take up to 18 months. If this stage is successful, a full feasibility study would follow. The parties estimate that the mine and alumina refinery could be operational within three years following the completion of the full feasibility study.

Key Long-Term Contracts

Primary Aluminum Sales Contracts

We routinely enter into market priced contracts for the sale of primary aluminum. A summary of Century’s long-term primary aluminum sales contracts is provided below.

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (2)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high purity molten aluminum) (3)	Through March 31, 2011	Variable, based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum) (3)	Through December 31, 2010	Variable, based on U.S. Midwest market
		48 million pounds per year (standard-grade molten aluminum)	Through December 31, 2007	Variable, based on U.S. Midwest market

(1) We account for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. We have not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(2) We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(3) The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)(4)	BHP Billiton	130,000 mtpy	Through December 2013	LME-based
Glencore Tolling Agreement (2)(3)(4)	Glencore	90,000 mtpy	Through July 2016	LME-based

1) In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the annual production capacity at Nordural effective upon the completion of the expansion to 220,000 mtpy.

(2) Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. Deliveries under this agreement started in July 2006.

(3) In December 2005, Glencore assigned to Hydro 50% of its tolling rights under this agreement for the period 2007 to 2010. Nordural consented to the assignment.
(4) Nordural’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum. The European Commission has considered and is currently considering various proposals that would phase-out this import duty. While the import duty remains intact to date, any decrease in the EU import duty will negatively impact Nordural’s revenue.

Key Long-Term Supply Agreements

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below. Nordural toll converts alumina provided by BHP Billiton, Hydro and Glencore.

Facility	Supplier	Term	Pricing
Mt. Holly	Glencore	Through January 31, 2008 (46% of requirements)	Variable, LME-based
Mt. Holly (1)	Trafigura	January 1, 2007 through December 31, 2013	Variable, LME-based
Hawesville	Gramercy Alumina	Through December 31, 2010	Variable, Cost-based
Ravenswood	Glencore	January 1, 2007 through December 31, 2009	Variable, LME-based

(1) The alumina supply contract with Trafigura will provide Century with 125,000 metric tons in 2007 and 220,000 metric tons in 2008 through 2013.

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process. A summary of these power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)(2)	Appalachian Power Company	Through June 30, 2009	Based on published tariff, with provisions for pricing based on the LME price for primary aluminum
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010
Hawesville	Kenergy	Through December 31, 2010	Fixed price through 2010 (approximately 73% of Hawesville’s requirement)
Nordural (3)	Landsvirkjun	Through 2019	Variable rate based on the LME price for primary aluminum
Nordural (4)	Hitaveita Suðurnesja	Through 2026-2028	Variable rate based on the LME price for primary aluminum
Nordural (4)	Orkuveita Reykjavíkur	Through 2026-2028	Variable rate based on the LME price for primary aluminum

(1) Appalachian Power supplies all of Ravenswood’s power requirements. After December 31, 2007, Ravenswood may terminate the agreement by providing 12 months notice of termination. Effective July 28, 2006, the Public Service Commission of the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates. Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

(2) This contract contains LME-based pricing provisions that are considered an embedded derivative. The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly. Gains and losses on the embedded derivative are included in the Net gain (loss) on forward contracts on the Consolidated Statement of Operations.

(3) In April 2006, we announced an expansion of the Nordural facility from 220,000 mtpy to 260,000 mtpy which is expected to be completed in the fourth quarter of 2007. OR has agreed to deliver the power for the additional expansion capacity by late 2008. Landsvirkjun has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

(4) The power agreement for the power requirements for the expansion to 220,000 mtpy is through 2026. The term of the power agreement for the expansion to 260,000 mtpy is until 2028.

Labor Agreements

Our labor costs at Ravenswood and Hawesville are subject to the terms of labor contracts which generally have provisions for annual fixed increases in hourly wages and benefits adjustments. The five labor unions represented at Nordural operate under a labor contract that establishes wages and work rules for covered employees. The employees at Mt. Holly are employed by ALCOA and are not unionized. A summary of key labor agreements is provided below.

Facility	Organization	Term
Hawesville	USWA	Through March 31, 2010
Ravenswood	USWA	Through May 31, 2009
Nordural	Icelandic labor unions	Through December 31, 2009
Gramercy	USWA	Through September 30, 2010
St. Ann (1)	Jamaican labor unions	Through April 30, 2007

(1) St. Ann has two labor unions, the University and Allied Workers Union (the “UAWU”) and the Union of Technical and Supervisory Personnel (the “UTASP”). The UAWU labor agreement will expire on April 30, 2007. On February 14, 2006, the UTASP agreed to a labor contract that will expire on December 31, 2007.

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

The Citigroup Pension Liability Index was specifically developed to meet the criteria set forth in paragraph 186 of SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  The published information at the end of each calendar month includes spot rate yields (zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Citigroup Pension Liability Index rate represents the discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan.

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

Therefore, as of December 31, 2006, Century selected a discount rate of 5.75% for all of the pension and post-employment benefit plans and 5.25% for our worker’s compensation plans.

Although the duration of the Supplemental Executive Retirement Benefits (“SERB”) Plan is slightly shorter than our other pension plans, Century Aluminum will also use a 5.75% discount rate for this plan, because we do not believe that the difference in duration is significant, and because the obligations of the SERB are small in comparison to the other plans, we believe that the disclosure of a single rate that was used for the majority of the obligations will enhance the reader’s understanding of the employee benefit footnote, rather than a weighted average rate that may complicate any determinations the reader may have.

Lowering the expected long-term rate of return by 0.5% (from 9.0% to 8.5%) would have increased our pension expense for the year ended December 31, 2006 by approximately $0.3 million. Lowering the discount rate assumptions by 0.5% would have increased our pension expense for the year ended December 31, 2006 by approximately $0.4 million.

Century provides postemployment benefit plans that provide health care and life insurance benefits for substantially all retired employees of our U.S. based operations. SFAS No. 106 requires the accrual of the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.

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

Century assumes medical inflation is initially 10%, declining to 5% over six years and thereafter. A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2007:

	One Percentage Point Increase	One Percentage Point Decrease
	(in thousands)
Effect on total of service and interest cost components	$3,786	$(2,808)
Effect on accumulated postretirement benefit obligation	$38,024	$(30,417)

Forward Delivery Contracts and Financial Instruments

Estimating the fair value of certain of our forward financial and physical delivery contracts requires us to make assumptions about future market prices of primary aluminum and the U.S. Midwest premium. We routinely enter into market priced physical and fixed-priced financial contracts for the sale of primary aluminum and the purchase of raw materials in future periods. We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” in accounting for these types of contracts. We have fixed price financial contracts for the sale of primary aluminum with settlement dates through 2015, but the LME futures quotes run through 2012. Determining the fair value of these forward contracts requires us to make certain assumptions about future market prices of primary aluminum beyond the quoted future market prices in 2012. In addition, our Glencore Metal Agreement II forward physical sales contract is accounted for as derivative and contains pricing provisions based on the U.S. Midwest market price of primary aluminum. Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for us to estimate the U.S. Midwest premium for future periods. For those physical delivery contracts which management believes are probable of future delivery, such contracts are classified as normal purchases and normal sales and are not accounted for as derivatives.

The aluminum-based financial and physical delivery contracts that are derivatives and do not qualify for the normal purchases and normal sales exception, as provided for in current accounting standards, are marked-to-market using the LME spot and forward market for primary aluminum. For derivative contracts extending beyond the quoted LME market periods, we estimate the forward LME market price beyond the quoted periods based upon market price trends in the final months of the quoted LME market. We estimate the U.S. Midwest premium by using third party expectations for future U.S. Midwest premiums, when available. Third-party estimates rarely extend beyond 24 months. For periods beyond the third-party information, we estimate the U.S. Midwest premium by using its 10-year rolling average. Fluctuations in the LME price of primary aluminum and U.S. Midwest premium have a significant impact on gains and losses included in our financial statements from period to period. Unrealized gains and losses are either included in Other comprehensive income (loss) (for cash flow hedges) or Net gain (loss) on forward contracts (for derivative instruments), depending on criteria as provided for in the accounting standards.

The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas. Fluctuations in the NYMEX price of natural gas can have an impact on Other comprehensive income in our financial statements from period to period. We have designated these forward contracts as cash flow hedges for forecasted natural gas transactions in accordance with the provisions of SFAS No. 133 (as amended). We assess the effectiveness of these cash flow hedges quarterly. The effective portion of the gains and losses are recorded in Other comprehensive income (loss) and subsequently reclassified into earnings when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately.

The principal contracts affected by these standards and the resulting effects on the financial statements are described in Note 13 to the Consolidated Financial Statements included herein.

Results of Operations

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations. The following table includes the results from our purchase of Nordural since its acquisition in April 2004 and the results from our interest in the Gramercy assets since its acquisition in October 2004.

	Percentage of Net Sales
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(77.6)	(85.7)	(82.5)
Gross profit	22.4	14.3	17.5
Selling, general and administrative expenses	(2.5)	(3.1)	(2.4)
Operating income	19.9	11.2	15.1
Interest expense	(2.4)	(2.3)	(3.8)
Interest income	0.1	0.1	0.1
Loss on early extinguishment of debt	—	(0.1)	(4.5)
Other expense	0.4	—	(0.1)
Net loss on forward contracts	(25.0)	(27.2)	(2.0)
Income (loss) before income taxes and equity in earnings of joint ventures	(7.0)	(18.3)	4.8
Income tax benefit (expense)	3.3	7.1	(1.7)
Income (loss) before equity in earnings of joint ventures	(3.7)	(11.2)	3.1
Equity in earnings of joint ventures	1.1	0.9	0.1
Net income (loss)	(2.6)%	(10.3)%	3.2%

The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per pound shipped:

	Primary Aluminum
	Direct (1)			Toll (2)(3)
	Metric Tons	Pounds (000)	$/Pound	Metric Tons	Pounds (000)	$/Pound
2006
Fourth Quarter	131,041	288,895	$1.12	50,634	111,630	$0.90
Third Quarter	126,810	279,568	1.07	42,788	94,331	0.86
Second Quarter	132,590	292,311	1.12	39,125	86,255	0.90
First Quarter	132,378	291,843	1.03	24,573	54,174	0.83
Total	522,819	1,152,617	$1.09	157,120	346,390	$0.88

2005
Fourth Quarter	132,712	292,581	$0.88	23,302	51,372	$0.69
Third Quarter	129,555	285,619	0.83	23,435	51,665	0.64
Second Quarter	130,974	288,748	0.86	23,025	50,761	0.67
First Quarter	130,083	286,783	0.88	22,756	50,168	0.67
Total	523,324	1,153,731	$0.86	92,518	203,966	$0.67

2004
Fourth Quarter	133,940	295,287	$0.87	23,324	51,421	$0.64
Third Quarter	132,893	292,978	0.83	23,232	51,218	0.61
Second Quarter	133,726	294,816	0.82	16,148	35,600	0.60
First Quarter	134,601	296,743	0.78	—	—	—
Total	535,160	1,179,824	$0.83	62,704	138,239	$0.62

(1) Direct shipments do not include toll shipments from Nordural.
(2) Nordural expansion capacity start-up began in February 2006. Full expansion production of 220,000 mtpy was reached in the fourth quarter of 2006.
(3) The table includes the results from our purchase of Nordural since its acquisition in April 2004.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales: Net sales for the year ended December 31, 2006 increased $426.2 million or 38% to $1,558.6 million. Higher price realizations for primary aluminum in 2006, due to improved LME prices and Midwest premiums, contributed $331.5 million of the sales increase. This amount was partially offset by a $1.0 million decrease in direct shipment revenues. Direct shipments were 1.1 million pounds less than the previous year due to the potline shutdown at Ravenswood, offset by production increases at the other U.S. smelters. The additional revenue provided by the increase in Nordural tolling shipments for the year ended December 31, 2006 contributed $95.7 million to the 2006 net sales increase.

Gross profit: For the year ended December 31, 2006, gross profit increased $186.8 million to $348.5 million. Improved price realizations net of increased LME-based alumina costs improved gross profit by $213.6 million. Improved tolling fee realizations net of increased LME-based power costs improved gross profit by $48.2 million. Increased shipment volume, the result of the Nordural expansion, contributed $33.3 million in additional gross profit. Offsetting these gains were $108.3 million in net cost increases comprised of: higher power and natural gas costs, $41.2 million; higher raw materials, supplies and maintenance costs, $26.3 million; increased cost for Gramercy alumina, $12.3 million; restart and increased average costs due to the temporary potline shutdown at Ravenswood, $7.3 million; increased net amortization and depreciation charges, $12.7 million; increased pension and other postemployment benefit accruals, $4.6 million, and other increased spending, $3.9 million.

Selling, general and administrative expenses: Selling, general and administrative expenses for the year ended December 31, 2006 increased $4.6 million to $39.4 million relative to the same period in 2005. The increase is primarily due to the adoption of SFAS No. 123(R), “Share-Based Payments.”

Interest expense, net: Interest expense for the year ended December 31, 2006 increased $11.0 million to $35.3 million. The increase in interest expense is due to higher Nordural debt loan balances.

Net gain/loss on forward contracts: For the year ended December 31, 2006, net loss on forward contracts was $389.8 million compared to a net loss on forward contracts of $309.7 million for 2005. The losses reported for the years ended December 31, 2006 and 2005 were primarily a result of mark-to-market losses associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting. Cash settlements of financial metal sales contracts that do not qualify for cash flow hedge treatment accounted for $54.2 million of the net loss, of which $2.6 million loss is due to the non-cash settlements of derivatives associated with the Glencore Metal agreements. The remaining $335.6 million is unrealized losses consisting of: $335.4 million unrealized losses related to our outstanding financial metals sales contracts that do not qualify for treatment as cash flow hedges due for settlement in 2007 through 2015, and $0.2 million unrealized loss due to an embedded derivative in our Ravenswood power contract.

Tax provision: We recorded an income tax benefit for the year ended December 31, 2006 of $52.0 million, a reduction of $28.7 million from the recorded tax benefit of $80.7 million for the year ended December 31, 2005. The reduction in the tax benefit is due to the reduced loss before income taxes and increased equity in earnings of joint ventures.

Equity in earnings of joint venture: Equity in earnings from the Gramercy and SABL investments improved to $16.1 million for the year ended December 31, 2006 from $10.7 million in 2005. These earnings represent our share of profits from third party bauxite, hydrate and chemical grade alumina sales.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net sales: Net sales for the year ended December 31, 2005 increased $71.6 million or 7% to $1,132.0 million. Higher price realizations for primary aluminum in 2005, due to an improved LME price and Midwest premium, contributed an additional $41.7 million in sales. This amount was partially offset by a $21.5 million decrease in direct shipment revenues. Direct shipments were 26.1 million pounds less than the previous year due to a reduced pot count at Hawesville and fewer days in 2005 versus 2004. The additional revenue provided by Nordural tolling activities for the year ended December 31, 2005 contributed $51.4 million to the 2005 net sales increase.

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

Loss on early extinguishment of debt: For the year ended December 31, 2005, we recorded a loss of $0.8 million related to the redemption of the remaining $9.9 million of outstanding 11.75% senior secured first mortgage notes. For the year ended December 31, 2004, we recorded a loss of $47.4 million for the cost of tendering for the first mortgage notes.

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

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility and Nordural's term loan facility. We believe these sources of cash will be sufficient to meet our near-term working capital needs. We have not determined the sources of funding for our long-term debt repayment requirements; however, we believe that our cash flow from operations, available borrowing under our revolving credit facility and, to the extent necessary and/or economically attractive, future financial market activities will be adequate to address our long-term liquidity requirements. Our principal uses of cash are operating costs, payments of interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

As of December 31, 2006, we had $772.3 million of indebtedness outstanding, including $175.0 million of principal under our 1.75% convertible senior notes, $250.0 million of principal under our 7.5% senior notes, $331.0 million of indebtedness under the term loan at Nordural, $7.8 million of principal under our industrial revenue bonds, and $8.5 million indebtedness for various site loans at Nordural. More information concerning the various debt instruments and our borrowing arrangements is available in Note 5 to the Consolidated Financial Statements included herein.

Adjusted Working Capital

Adjusted Working Capital Calculation as of December 31,
(dollars in thousands)
	2006	2005
Current assets	$517,639	$294,493
Current liabilities	(646,277)	(467,045)
Working capital	(128,638)	(172,552)
Adjustments (1):
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Adjusted working capital	$54,177	$10,263

(1) The Convertible senior notes mature in 2024. The industrial revenue bonds mature in 2028. Due to certain features of these debt instruments, they are classified as current liabilities. For example, the convertible senior notes are classified as current because they may be converted by the holder at any time.

Our adjusted working capital increased during 2006 primarily due to higher market prices for primary aluminum, which drove increases in accounts receivable, inventory and cash. This increase was offset somewhat by increases in our current due to affiliates and current portion of long-term debt. Our due to affiliates and deferred tax asset increased primarily as a result of the mark-to-market of derivative contracts with Glencore that settle in 2007.

Capital Resources

Capital expenditures for 2006 were $217.1 million, $193.5 million of which was related to the expansion projects at Nordural, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements. We anticipate capital expenditures of approximately $30.0 to $35.0 million in 2007, exclusive of costs associated with Nordural’s expansion to 220,000 mtpy (“Phase IV”) and Nordural’s Phase V expansion. We expect the Nordural expansion projects will require approximately $95 million of capital expenditures in 2007. Through December 31, 2006, we had outstanding capital commitments related to the Nordural expansion of $67.7 million related to Phase IV and Phase V expansion projects. We expect to incur approximately $5 to $10 million in capital expenditures for the Helguvik greenfield project in 2007. Our cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona. In May 2006, we purchased foreign currency options with a notional value of $41.6 million to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the Phase V expansion project. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through November 2007. The critical terms of the contracts match those of the underlying exposure.

As of December 31, 2006, the fair value of the foreign currency options of $2.2 million was recorded in other assets.  Accumulated other comprehensive income net of taxes includes an unrealized gain of $0.4 million, net of tax, related to the foreign currency options.

Historical

Our Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004 are summarized below:

	2006	2005	2004
	(dollars in thousands)
Net cash provided by operating activities	$185,353	$134,936	$105,828
Net cash used in investing activities	(211,938)	(305,339)	(275,286)
Net cash provided by financing activities	105,197	143,987	185,422
Increase (decrease) in cash and cash equivalents	$78,613	$(26,416)	$15,964

Net cash from operating activities of $185.4 million in 2006 was $50.5 million higher than the same period in 2005. This increase was a direct result of improved price realizations and the added margin contributions from the expansion capacity at Nordural.

Net cash from operating activities of $134.9 million in 2005 was $29.1 million higher than the same period in 2004. Exclusive of the $50.3 million cash payment in 2004 for the tender premium plus accrued interest for the refinancing of our first mortgage notes, net cash from operating activities decreased $21.2 million in 2005. This decrease was a direct result of increased cost of goods sold, offset by lower debt service costs related to the 2004 debt refinancing.

Net cash used in investing activities in 2006 was $211.9 million, a decrease of $93.4 million from 2005. Exclusive of the $7.8 million proceeds from the sale of property, plant, and equipment in 2006 and net acquisition cost of $7.0 million for a Southwire contingency payment in April 2005, related to the Hawesville acquisition in 2001, the decrease was $78.6 million. This decrease was due primarily to lower expenditures on the Nordural expansion project of $86.6 million, offset by higher purchases of property, plant and equipment and restricted and other cash deposits during the year of $8.0 million.

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

Net cash provided by financing activities during 2006 was $105.2 million, a decrease of $38.8 million from the previous year. During 2006, we borrowed $109.0 million under Nordural’s term loan facility and repaid $8.7 million, consisting of payments of $8.1 million for the repayment of the revolving credit facility and $0.6 million for other miscellaneous debt payments. We received proceeds of $3.5 million from the issuance of common stock and realized a $1.4 million tax benefit from our share-based compensation programs.

Net cash provided by financing activities during 2005 was $144.0 million, a decrease of $41.4 million from the previous year. During 2005, we borrowed $222.9 million under Nordural’s new term loan facility, borrowed $8.1 million under our revolving credit facility, and received proceeds from the issuance of common stock of $1.4 million. The additional borrowings were partially offset by debt repayments of $83.3 million, consisting of payments of $9.9 million for the remaining first mortgage notes tendered in a debt refinancing, $68.5 million for the prior Nordural term loan facility and $4.9 million for other miscellaneous debt payments. Additionally, we paid $5.1 million of financing fees for Nordural’s new term loan facility and the refinancing of our revolving credit facility.

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

	Payments Due by Period
	Total	2007	2008	2009	2010	2011	Thereafter
	(dollars in millions)
Long-term debt (1)	$772	$30	$29	$29	$246	$1	$437
Estimated interest payments (2)	299	46	44	42	32	24	111
Purchase obligations (3)	3,084	684	508	470	327	182	913
OPEB obligations (4)	103	7	7	8	10	11	60
Other long-term liabilities (5)	43	6	5	5	5	5	17
Total	$4,301	$773	$593	$554	$620	$223	$1,538

(1) Debt includes principal repayments on the 7.5% senior notes, 1.75% convertible senior notes, the IRBs and the Nordural debt.
(2) Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that our term loan debt is repaid on established schedules and is not refinanced. Our variable rate debt is based primarily on the Eurodollar rate plus an applicable margin. We assume that the Eurodollar rate will be 5.50% in 2007 and remaining steady thereafter. The IRB interest rate is variable and our estimated future payments are based on a rate of 4.20%. In addition, we assume the 7.5% senior notes due 2014 and 1.75% convertible senior notes due in 2024 will remain outstanding until their respective due dates.

(3) Purchase obligations include long-term alumina, electrical power contracts, anode contracts and the Nordural expansion project commitments. Nordural's power contracts and our domestic alumina contracts, except for our Gramercy alumina contract, are priced as a percentage of the LME price of primary aluminum. We assumed an LME price consistent with the LME forward market at December 31, 2006, decreasing to the 10-year average LME and steady thereafter for purposes of calculating expected future cash flows for these contracts. Our Gramercy long-term alumina contract has variable cost-based pricing. We used GAL cost forecasts to calculate the expected future cash flows for this contract. The Nordural anode contract and some Nordural expansion contract commitments are denominated in euros. We assumed a $1.30/Euro conversion rate to estimate the obligations under these contracts.

(4) Includes the estimated benefit payments for our OPEB obligations through 2015, which are unfunded.
(5) Other long-term liabilities include our expected SERB benefit payments, workers' compensation benefit payments and asset retirement obligations. Expected benefit payments for the SERB plans, which are unfunded, are included for 2007 through 2015. Asset retirement obligations are estimated disposal costs for the existing spent potliner.

For a discussion of our related party transactions, see Footnote 15 to the Consolidated Financial Statements included herein.

Environmental Expenditures and Other Contingencies

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.6 million and $0.5 million at December 31, 2006 and December 31, 2005, respectively. We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We have planned environmental capital expenditures of approximately $2.0 million for 2007. In addition, we expect to incur operating expenses relating to environmental matters of approximately $10 to $15 million each year during 2007, 2008 and 2009, respectively. These amounts do not include any projected capital expenditures or operating expenses for our joint venture interest in the Gramercy assets. As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts. See Note 12 “Commitments and Contingencies” to the Consolidated Financial Statements included herein.

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

Recently Adopted Accounting Standards

SFAS 158. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment to SFAS No. 87, 88, 106, and 132(R).” This statement required us to recognize the funded status of a defined benefit and other postretirement plan obligations in our financial statements and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. In addition, the statement requires additional disclosure about certain effects on net periodic benefit cost that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation.

We have adopted SFAS No. 158 as of December 31, 2006. The impacts of the new pronouncement are discussed in the Pension and Other Postretirement Benefits note (Note 7) to our Consolidated Financial Statements, included herein.

SFAS 123(R). In December 2004, the FASB issued SFAS No. 123(R), “Share Based Payment.” This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement focuses primarily on accounting for transactions in which a company obtains services in share-based payment transactions. This Statement requires us to recognize the grant date fair value of an award of equity-based instruments to employees and the cost to be recognized over the period in which the employees are required to provide service. The Statement is effective for fiscal year 2006 and thereafter.

We have adopted SFAS No. 123 (R) effective January 1, 2006. We have elected to use the Modified Prospective Application Method. Under this method, we will recognize the fair value of employee stock-based compensation awards as compensation cost beginning January 1, 2006. SFAS No. 123 (R) will apply to new awards granted subsequent to our adoption and for any portion of previous awards that had not vested as of January 1, 2006. The compensation cost recognized from the unvested awards will be based on the original grant-date fair value used to calculate our pro forma financial disclosure under SFAS No. 123. The impacts of the new pronouncement are discussed in the Stock Compensation note (Note 9) to our Consolidated Financial Statements, included herein.

Recently Issued Accounting Standards

FIN 48. In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure and transition.

The Interpretation was issued to provide consistent criteria to recognize, derecognize and measure benefits related to income taxes. SFAS No. 109 contains no specific guidance on how to address uncertainty in accounting for income tax assets and liabilities. Disclosure provisions of the Interpretation will provide more information about the uncertainty in income taxes and liabilities.

The Interpretation will be effective for our 2007 fiscal year. We are currently assessing the Interpretation and have not yet determined the impact of adopting FIN No. 48 on our financial position and results of operations.

SFAS No. 157. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This pronouncement applies to other existing accounting pronouncements that require or permit fair value measurements. The pronouncement does not require any new fair value measurements. SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years. We are currently assessing the new pronouncement and have not yet determined the impact of adopting SFAS No. 157 on our financial position and results of operations.

SFAS No. 159. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement would permit us to measure certain financial instruments and other items at their fair value. The objective of the Statement is to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This fair value option would allow us to choose to measure eligible items at fair value at a specified election date.

The Statement is effective for us as of January 1, 2008. We are currently assessing the Statement and have not yet determined what, if any, impact the adoption of SFAS No. 159 will have on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Sensitivity

We are exposed to price risk for primary aluminum. We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments, as well as by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions. The following table shows our forward priced sales as a percentage of our estimated production capacity.

Forward Priced Sales as of December 31, 2006

	2007(1)(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)
Base Volume:
Pounds (000)	380,160	240,745	231,485	231,485	826,733
Metric tons	172,438	109,200	105,000	105,000	375,000
Percent of capacity	22%	14%	13%	13%	9%
Potential additional volume (2):
Pounds (000)	111,113	220,903	231,485	231,485	826,733
Metric tons	50,400	100,200	105,000	105,000	375,000
Percent of capacity	7%	12%	13%	13%	9%

(1) The forward priced sales in 2007 exclude January 2007 shipments to customers that are priced based upon the prior month’s market price.
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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 132,726 metric tons and 107,546 metric tons of primary aluminum at December 31, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 2,538 metric tons and 4,643 metric tons of primary aluminum at December 31, 2006 and December 31, 2005, respectively, of which none were with Glencore at December 31, 2006 and 186 metric tons were with Glencore at December 31, 2005.

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

Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 735,600 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at December 31, 2006 or December 31, 2005.

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tons)
	December 31, 2006			December 31, 2005
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2006	--	--	--	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	128,500	735,600	864,100	271,250	786,600	1,057,850

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas. One decatherm (“DTH”) is equivalent to one million British Thermal Units (“BTU”).

Natural Gas Financial Purchase Contracts as of:
	(Thousands of DTH)
	December 31,
	2006	2005
2006	--	1,680
2007	2,200	780
2008	480	480
Total	2,680	2,940

On a hypothetical basis, a $200 per metric ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $16.2 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $92.8 million on net income for the contracts designated as derivatives, for the period ended December 31, 2006 as a result of the forward primary aluminum financial sales contracts outstanding at December 31, 2006.

On a hypothetical basis, a $1.00 per DTH decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.7 million after tax on accumulated other comprehensive income for the period ended December 31, 2006 as a result of the forward natural gas financial purchase contracts outstanding at December 31, 2006.

Our metals and natural gas risk management activities are subject to the control and direction of senior management. These activities are regularly reported to Century’s board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production. As of December 31, 2006, approximately 52% (including 50,400 metric tons of potential additional volume under our derivative sales contracts) of our production for 2007 was hedged by our LME-based alumina contracts, Nordural’s electrical power and tolling contracts, and by fixed price forward delivery and financial sales contracts.

Nordural. Substantially all of Nordural’s revenues are derived from toll conversion agreements with Glencore, Hydro and a subsidiary of BHP Billiton Ltd. whereby Nordural converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum. Nordural’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Nordural is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its power contract, Nordural purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Nordural with a natural hedge against downswings in the market for primary aluminum. Nordural’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the European Union (“EU”) import duty for primary aluminum. The European Commission has considered and is currently considering various proposals that would phase-out this import duty. While the import duty remains intact to date, any decrease in the EU import duty will negatively impact Nordural’s revenue.

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

Nordural does not currently have financial instruments to hedge commodity price risk. Nordural may hedge such risks in the future, including through the purchase of aluminum put options. We have entered into currency options to mitigate a portion of our foreign currency exposure to the Icelandic krona for the Phase V expansion capital expenditures. See the discussion in the Capital Resources section of Item 7,  "Management’s Discussion and Analysis."

Interest Rates

Interest Rate Risk. Our primary debt obligations are the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, $7.8 million in industrial revenue bonds (“IRBs”), borrowings under our revolving credit facility, and the Nordural debt, including $331.0 million of borrowings under its term loan facility. Our senior unsecured notes and convertible notes bear a fixed rate of interest, so changes in interest rates do not subject us to changes in future interest expense with respect to these borrowings. Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the credit agreement. There were no outstanding borrowings on our revolving credit facility at December 31, 2006. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. Borrowings under Nordural's term loan facility bear interest at a margin over the applicable Eurodollar rate. At December 31, 2006, we had $340.6 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase our net loss by $2.8 million, assuming no debt reduction. We have not hedged our interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of our floating rate debt.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page
Management’s Annual Report on Internal Control over Financial Reporting	38
Reports of Independent Registered Public Accounting Firm	39-40
Consolidated Balance Sheets at December 31, 2006 and 2005	41
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	42
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	44
Notes to the Consolidated Financial Statements	45-77

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2006. Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited management's assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Century Aluminum Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 28, 2007 expressed an unqualified opinion and includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

As discussed in Note 7 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania

February 28, 2007

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2006	2005
	(Dollars in thousands, except share data)
ASSETS
ASSETS:
Cash and cash equivalents	$96,365	$17,752
Restricted cash	2,011	2,028
Accounts receivable — net	113,371	83,016
Due from affiliates	37,542	18,638
Inventories	145,410	111,436
Prepaid and other current assets	19,830	23,918
Deferred taxes — current portion	103,110	37,705
Total current assets	517,639	294,493
Property, plant and equipment — net	1,218,777	1,070,158
Intangible asset — net	61,594	74,643
Goodwill	94,844	94,844
Other assets	292,380	143,293
TOTAL	$2,185,234	$1,677,431
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$64,849	$61,919
Due to affiliates	282,282	158,682
Accrued and other current liabilities	75,143	53,715
Long term debt — current portion	30,105	581
Accrued employee benefits costs — current portion	11,083	9,333
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	646,277	467,045
Senior unsecured notes payable	250,000	250,000
Nordural debt	309,331	230,436
Revolving credit facility	--	8,069
Accrued pension benefits costs — less current portion	19,239	10,350
Accrued postretirement benefits costs — less current portion	206,415	96,660
Due to affiliates - less current portion	554,864	337,416
Other liabilities	27,811	28,010
Deferred taxes	41,587	16,890
Total noncurrent liabilities	1,409,247	977,831
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 32,457,670 and 32,188,165 shares issued and outstanding at December 31, 2006 and 2005, respectively)	325	322
Additional paid-in capital	432,270	419,009
Accumulated other comprehensive loss	(166,572)	(91,418)
Accumulated deficit	(136,313)	(95,358)
Total shareholders’ equity	129,710	232,555
TOTAL	$2,185,234	$1,677,431

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2006	2005	2004
	(In Thousands, Except Per Share Amounts)
NET SALES:
Third-party customers	$1,299,035	$961,335	$897,538
Related parties	259,531	171,027	163,209
	1,558,566	1,132,362	1,060,747
Cost of goods sold	1,210,044	970,685	875,460
Gross profit	348,522	161,677	185,287
Selling, general and administrative expenses	39,363	34,773	24,916
Operating income	309,159	126,904	160,371
Interest expense - third party	(37,002)	(25,668)	(39,946)
Interest expense - related party	—	—	(380)
Interest income	1,705	1,367	1,086
Net loss on forward contracts	(389,839)	(309,698)	(21,521)
Loss on early extinguishment of debt	—	(835)	(47,448)
Other income (expense) — net	6,898	275	(1,305)
Income (loss) before income taxes and equity in earnings of joint ventures	(109,079)	(207,655)	50,857
Income tax benefit (expense)	52,041	80,697	(18,196)
Income (loss) before equity in earnings of joint ventures	(57,038)	(126,958)	32,661
Equity in earnings of joint ventures	16,083	10,703	821
Net income (loss)	(40,955)	(116,255)	33,482
Preferred dividends	—	—	(769)
Net income (loss) applicable to common shareholders	$(40,955)	$(116,255)	$32,713
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(1.26)	$(3.62)	$1.14

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Comprehensive Income (Loss)	Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2003		$25,000	$211	$173,138	$(5,222)	$(9,258)	$183,869
Comprehensive income (loss) - 2004
Net income - 2004	$33,482					33,482	33,482
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $29,380 in tax	(51,554)
Net amount reclassified to income, net of $(2,196) in tax	3,950
Minimum pension liability adjustment, net of $(360) in tax	640
Other comprehensive loss	(46,964)				(46,964)		(46,964)
Total comprehensive loss	$(13,482)
Dividends on common stock						(42)	(42)
Dividends on preferred stock						(3,269)	(3,269)
Preferred stock conversion		(25,000)	14	24,986
Issuance of common stock - equity offering			90	208,121			208,211
Issuance of common stock - compensation plans			5	9,208		-	9,213
Balance, December 31, 2004		$--	$320	$415,453	$(52,186)	$20,913	$384,500
Comprehensive income (loss) - 2005
Net loss - 2005	$(116,255)					(116,255)	(116,255)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $36,420 in tax	(64,710)
Net amount reclassified to income, net of $(14,655) in tax	25,365
Minimum pension liability adjustment, net of $63 in tax	113
Other comprehensive loss	(39,232)				(39,232)		(39,232)
Total comprehensive loss	$(155,487)
Dividends on common stock						(16)	(16)
Issuance of common stock - compensation plans			2	3,556			3,558
Balance, December 31, 2005		$--	$322	$419,009	$(91,418)	$(95,358)	$232,555
Comprehensive income (loss) - 2006
Net loss - 2006	$(40,955)					(40,955)	(40,955)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $57,556 tax	(85,309)
Net amount reclassified to income, net of $(48,734) tax	83,186
Minimum pension liability adjustment, net of $1,631 in tax	(2,532)
Other comprehensive loss	(4,655)				(4,655)		(4,655)
Total comprehensive loss	$(45,610)
Adjustment to initially apply SFAS No. 158, net of $46,161 tax					(70,499)		(70,499)
Share-based compensation expense				5,582			5,582
Issuance of common stock - compensation plans			3	7,679			7,682
Balance, December 31, 2006		$--	$325	$432,270	$(166,572)	$(136,313)	$129,710

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
	(Dollars in Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(40,955)	$(116,255)	$33,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	333,081	306,756	2,405
Depreciation and amortization	69,220	56,533	50,254
Deferred income taxes	(126,342)	(59,834)	11,818
Pension and other post retirement benefits	14,561	12,381	8,040
Workers’ compensation	987	(1,572)	820
Stock-based compensation	5,582	--	--
Excess tax benefits from share-based compensation	(1,394)	--	--
(Gain) loss on disposal of assets	(6,851)	(32)	761
Non-cash loss on early extinguishment of debt	--	253	9,659
Change in operating assets and liabilities:
Accounts receivable — net	(30,355)	(3,440)	(19,440)
Due from affiliates	(18,904)	(4,267)	(3,623)
Inventories	(28,524)	(152)	(16,023)
Prepaid and other current assets	89	(10,092)	(3,590)
Accounts payable, trade	9,608	8,528	2,602
Due to affiliates	9,701	920	16,179
Accrued and other current liabilities	18,965	(32,664)	13,614
Other — net	(23,116)	(22,127)	(1,130)
Net cash provided by operating activities	185,353	134,936	105,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(23,602)	(18,027)	(15,240)
Nordural expansion	(193,511)	(280,086)	(59,784)
Business acquisitions, net of cash acquired	--	(7,000)	(198,584)
Restricted and other cash deposits	(2,583)	(350)	(1,678)
Proceeds from sale of property, plant, and equipment	7,759	124	--
Net cash used in investing activities	(211,937)	(305,339)	(275,286)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	109,000	222,937	425,883
Repayment of long-term debt - third party	(581)	(83,279)	(425,881)
Repayment of long-term debt - related party	--	--	(14,000)
Net borrowings (repayments) under revolving credit facility	(8,069)	8,069	--
Excess tax benefits from share-based compensation	1,394	--	--
Financing fees	--	(5,132)	(13,062)
Issuance of common stock	3,453	1,408	215,793
Dividends	--	(16)	(3,311)
Net cash provided by financing activities	105,197	143,987	185,422
CHANGE IN CASH AND CASH EQUIVALENTS	78,613	(26,416)	15,964
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	17,752	44,168	28,204
CASH AND CASH EQUIVALENTS, END OF YEAR	$96,365	$17,752	$44,168

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004
(Dollars in Thousands, except Per Share Amounts)

1. Summary of Significant Accounting Policies

Organization and Basis of Presentation — Century Aluminum Company (“Century,” “we”, “us”, “our” or “ours”) is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. (“Century of West Virginia”), Berkeley Aluminum, Inc. (“Berkeley”), Century Kentucky, Inc. (“Century Kentucky”) and Nordural ehf (“Nordural”). Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”). Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly. The remaining interest in the partnership and the remaining undivided interest in Mt. Holly are owned by Alumax of South Carolina, Inc., a subsidiary of ALCOA (“ASC”). ASC manages and operates Mt. Holly pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes their own alumina, for conversion to aluminum, and is responsible for their pro rata share of the operating and conversion costs.

Prior to April 1996, we were an indirect, wholly-owned subsidiary of Glencore International AG (“Glencore” and, together with its subsidiaries, the “Glencore Group”). In April 1996, we completed an initial public offering of our common stock. At December 31, 2006, Glencore owned 28.7% of Century’s outstanding common stock. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase of alumina, tolling agreements and forward primary aluminum financial sales contracts.

Our historical results of operations included in the accompanying consolidated financial statements may not be indicative of the results of operations to be expected in the future.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all significant intercompany transactions and accounts. Berkeley’s interest in the Mt. Holly partnership and our interest in the Gramercy and St. Ann Bauxite joint ventures are accounted for under the equity method. Our equity in the earnings of St. Ann Bauxite is recorded net of Jamaican taxes.

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

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $1,000 at December 31, 2006 and 2005.

Inventories — The majority of our inventories, including alumina and aluminum inventories, are stated at the lower of cost (using the first-in, first-out (“FIFO”) method) or market. The remaining inventories (principally operating and other supplies) are valued at the lower of average cost or market.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Property, Plant and Equipment— Property, plant and equipment is stated at cost. Additions, renewals and improvements are capitalized. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in other income (expense). Maintenance and repairs are expensed as incurred. We capitalize interest for the construction of qualifying assets. Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

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

Goodwill and Intangible Asset - We recognized $94,844 of goodwill as a result of the acquisition of Nordural in 2004. We test our goodwill annually for impairment in the second quarter of the fiscal year and other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized. No impairment loss was recorded in 2006 or 2005. The fair value is estimated using market comparable information.

Our intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”). The contract value is being amortized over its term (10 years) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of December 31, 2006 and 2005, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $94,392 and $81,343, respectively. In April 2005, we made a $7,000 post-closing payment to Southwire related to the acquisition of Hawesville. This post-closing payment obligation was allocated to the acquired fixed assets and intangible asset based the allocation percentages used in the original acquisition. The gross carrying amount of the intangible asset increased $2,394 as a result of this payment.

For the years ended December 31, 2006, 2005 and 2004, amortization expense for the intangible asset totaled $13,049, $14,561, and $12,327, respectively. The estimated aggregate amortization expense for the intangible asset for the remainder of the contract term is as follows:

	For the year ending December 31,
	2007	2008	2009	2010
Estimated Amortization Expense	$13,991	$15,076	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

Other Assets — At December 31, 2006 and 2005, other assets consist primarily of Century’s investment in the Mt. Holly partnership, the investment in the Gramercy and St. Ann Bauxite joint ventures, deferred financing costs, deferred tax assets, deferred pension assets, and cash surrender value of life insurance policies. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint venture. Deferred financing costs are amortized on a straight-line basis over the life of the related financing.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Forward Contracts and Financial Instruments — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. We also enter into fixed price financial sales contracts to be settled in cash to manage our exposure to changing primary aluminum prices. We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices. In addition in 2006, we entered into option contracts to purchase Icelandic krona to manage our exposure to fluctuations in the krona exchange rate for future cash flows associated with capital expenditures for our Phase V expansion project at Nordural.

All aluminum-based financial and physical delivery contracts are marked-to-market using the LME spot and forward market for primary aluminum. Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium. The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas. Fluctuations in the NYMEX price of natural gas can have an impact on our other comprehensive income included in our financial statements from period to period.

Certain financial sales contracts for primary aluminum, our foreign currency option contracts and all financial purchase contracts for natural gas have been designated as cash flow hedges in accordance with the provisions of SFAS No. 133 (as amended). We assess the effectiveness of these cash flow hedges quarterly. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred in the balance sheet as accumulated other comprehensive income until the hedged transaction occurs when the realized gain or loss is recognized as revenue or cost of goods sold, as applicable, in the Statement of Operations. Any ineffective portion of the gain or loss is reported in earnings immediately.

Our power supply agreement at Ravenswood contains LME-based pricing provisions that are considered an embedded derivative. The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly. Gains and losses on the embedded derivative are recorded in net gain (loss) on forward contracts on the Consolidated Statement of Operations.

The financial and physical delivery contracts for primary aluminum that are not designated cash flow hedges or do not qualify for cash flow hedge treatment, as provided for in current accounting standards, are marked-to-market quarterly. Fluctuations in the LME price of primary aluminum have a significant impact on gains and losses included in our financial statements from period to period. Unrealized and realized gains and losses are included in net gain (loss) on forward contracts.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The effectiveness of our cash flow hedges for primary aluminum and natural gas are measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item. If high correlation ceases to exist, then gains or losses will be recorded in net gain (loss) on forward contracts. To date, high correlation has always been achieved. Our cash flow hedges for foreign currency are option contracts that provide “one-sided” protection from Icelandic krona appreciation. If the krona appreciates to any level below the strike price, the option will be exercised, creating a perfectly effective hedge. If the krona depreciates to any level above the strike price, the option will expire unexercised and the Company will buy krona at an equivalent or better price than allowed by the option strike price. During 2006, 2005 and 2004, we did not recognize any gains or losses for ineffective portions of our cash flow hedges. As of December 31, 2006 and 2005, we had recorded in other comprehensive income deferred losses of $90,728 and $88,458, respectively, on our cash flow hedges, net of tax.

Financial Instruments — Our receivables, payables, debt related to industrial revenue bonds (“IRBs”), Nordural debt and forward financial contracts are carried at amounts that approximate fair value. At December 31, 2006, our 7.5% senior unsecured notes due 2014 and 1.75% convertible senior notes due 2024 had carrying amounts of $250,000 and $175,000, respectively. At December 31, 2006, the estimated fair value of the 7.5% senior unsecured notes due 2014 and 1.75% convertible senior notes due 2024 were $252,500 and $277,900, respectively.

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

Stock-Based Compensation — We adopted SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006. As such, through December 31, 2005, we accounted for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost was recognized for the stock option portions of the plan prior to January 1, 2006 because the exercise prices of the stock options granted were equal to the market value of our stock on the date of grant. Had compensation cost for the Stock Incentive Plan, see Note 9, been determined using the fair value method provided under SFAS No. 123, our net income (loss) and earnings (loss) per share would have changed to the pro forma amounts indicated below:

		2005	2004
Net income (loss) applicable to common shareholders	As Reported	$(116,255)	$32,713
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		2,840	1,767
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(3,570)	(2,148)
Pro forma net income (loss)		$(116,985)	$32,332

Basic income (loss) per share	As Reported	$(3.62)	$1.14
Pro Forma		$(3.64)	$1.13
Diluted income (loss) per share	As Reported	$(3.62)	$1.14
Pro Forma		$(3.64)	$1.12

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

The fair value of our stock option grants and service-based share awards is estimated on the date of grant using the Black-Scholes option-pricing model. Information about our assumptions used to value the grants in 2006, 2005 and 2004 is available in Note 9.

Recently Adopted Accounting Standards — In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment to SFAS No. 87, 88, 106, and 132(R).” This statement requires an employer to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. The statement requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. In addition, the statement requires additional disclosure about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. We adopted SFAS No. 158 as of December 31, 2006. The incremental effect on our financial statements as a result of the adoption of SFAS No. 158 is disclosed in our Pension and Other Postretirement Benefits note (Note 7).

We adopted SFAS No. 123 (R) effective January 1, 2006. We elected to use the Modified Prospective Application Method. Under this method, we recognized the fair value of employee stock-based compensation awards as compensation cost beginning January 1, 2006. SFAS No. 123 (R) was applied to new awards granted subsequent to our adoption and for any portion of previous awards that had not vested as of January 1, 2006. The compensation cost recognized from the unvested awards will be based on the original grant-date fair value used to calculate our pro forma financial disclosure under SFAS No. 123. Our financial statements have not been restated for share-based payment expense for periods prior to January 1, 2006.

Recently Issued Accounting Standard - In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement would permit us to choose to measure certain financial instruments and other items at their fair value. The objective of the Statement is to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This fair value option would allow us to choose to measure eligible items at fair value at a specified election date.

The Statement is effective for us as of January 1, 2008. We are currently assessing the Statement and have not yet determined what, if any, impact the adoption of SFAS No. 159 will have on our financial position or results of operations.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Foreign Currency - Our Nordural subsidiary uses the U.S. Dollar as its functional currency. Certain operating and construction expenses are denominated and payable in foreign currencies. Nordural’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and result in transaction gains and losses which are reflected in other income (expense) in the Consolidated Statement of Operations.

2. Acquisitions

The Gramercy Acquisition

In October 2004, Century and Xstrata (successor by merger with Falconbridge) completed the joint purchase of the Gramercy, Louisiana alumina refinery (“Gramercy”) owned by Kaiser Aluminum and Chemical Corporation (“Kaiser”) and Kaiser’s 49% interest in a Jamaican bauxite mining partnership (“St. Ann Bauxite”). The purchase price was $23.0 million, subject to working capital adjustments. Century and Xstrata each paid one-half of the purchase price. All of the bauxite mined by the partnership is used for the production of alumina at the Gramercy refinery and at a third party refinery in Texas. The Gramercy refinery chemically refines bauxite into alumina, the principal raw material in the production of primary aluminum. Hawesville purchases virtually all of its alumina requirements from Gramercy. We use the equity method of accounting for our investment in Gramercy and St. Ann Bauxite.

Nordural Acquisition

In April 2004, we completed the acquisition of Nordural. Nordural is an Icelandic company that owns and operates a primary aluminum reduction facility located in Grundartangi, Iceland. The results of operations of Nordural are included in our Statement of Operations beginning April 28, 2004.

We accounted for the acquisition as a purchase using the accounting standards established in SFAS No. 141, “Business Combinations.” We recognized $94,844 of goodwill in the transaction. None of the goodwill is expected to be deductible for Icelandic tax purposes; however, all of the goodwill is expected to be deductible for U.S. tax purposes.

The following tables represent the unaudited pro forma results of operations for the year ended December 31, 2004 assuming the acquisition occurred on January 1, 2004. The unaudited pro forma amounts may not be indicative of the results that actually would have occurred if the transaction described above had been completed and in effect for the period indicated.

Year ended December 31,
2004
(unaudited)
Net sales	$1,099,122
Income before cumulative effect of change in accounting principle	40,298
Net income	40,298
Net income available to common shareholders	39,529
Earnings per share:
Basic	$1.25
Diluted	$1.25

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

3.   Inventories

Inventories, at December 31, consist of the following:

	2006	2005
Raw materials	$61,749	$47,352
Work-in-process	20,528	11,461
Finished goods	5,435	5,446
Operating and other supplies	57,698	47,177
Inventories	$145,410	$111,436

4.	Property, Plant and Equipment

Property, plant and equipment, at December 31, consist of the following:

	2006	2005
Land and improvements	$13,061	$13,652
Buildings and improvements	247,128	122,356
Machinery and equipment	1,201,371	856,577
Construction in progress	93,588	358,674
	1,555,148	1,351,259
Less accumulated depreciation	(336,371)	(281,101)
Property, plant and equipment - net	$1,218,777	$1,070,158

For the years ended December 31, 2006, 2005 and 2004, we recorded depreciation expense of $56,171, $41,972 and $37,927, respectively.

At December 31, 2006 and 2005, the cost of property, plant and equipment includes $158,911 and $157,162, respectively, and accumulated depreciation includes $72,300 and $64,932, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

5.   Debt

	December 31,
	2006	2005
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(5)(6)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	30,105	581
Debt classified as non-current liabilities::
7.5% senior unsecured notes payable due 2014, interest payable semiannually (5)(6)(7)	250,000	250,000
Nordural’s senior term loan facility maturing in 2010, variable interest rate, principal and interest payments due semiannually through 2010 (3)(4)	301,500	222,000
Nordural’s various loans, with interest rates ranging from 2.70% to 6.75% due through 2020, less current portion	7,831	8,436
Borrowings under revolving credit facility	--	8,069
Total Debt	$772,251	$671,901

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The convertible notes are classified as current because they are convertible at any time by the holder. The IRB interest rate at December 31, 2006 was 4.21%.

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

(3) Nordural’s senior term loan interest rate at December 31, 2006 was 6.90%. The $365.0 million loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006. Nordural is required to make the following minimum repayments of principal on the facility: $15.5 million on February 28, 2007 and $14.0 million on each of August 31, 2007, February 29, 2008, August 31, 2008, February 28, 2009, August 31, 2009, and all remaining outstanding principal amount on February 28, 2010.

(4) Nordural's obligations under the term loan facility are secured by a pledge of all of Nordural's shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural's assets are pledged as security under the loan facility.

(5) The obligations of Century pursuant to the notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by all of our existing domestic restricted subsidiaries.
(6) The indentures governing these obligations contain customary covenants, including limitations on our ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

(7) On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010. Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. In 2006, we issued two letters of credit totaling $800. Other than the letters of credit, we had no other outstanding borrowings under the Credit Facility as of December 31, 2006. As of December 31, 2006, we had a borrowing availability of $99,025 under the Credit Facility. We pay a commitment fee for the unused portion of the line.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Principal Payments on Long Term Debt

Principal payments on our long term debt in the next five years and thereafter are as follows:

	Total	2007	2008	2009	2010	2011	Thereafter
7.5% senior notes due August 2014	$250,000	$--	$--	$--	$--	$--	$250,000
Nordural debt	339,436	30,105	28,631	28,658	246,186	716	5,140
Total	$589,436	$30,105	$28,631	$28,658	$246,186	$716	$255,140

6. Composition of certain balance sheet accounts at December 31

Components of Other Assets:	2006	2005
Deferred tax assets - noncurrent	$203,452	$56,053
Other assets (primarily investments in joint ventures)	75,950	71,640
Capitalized financing fees	12,978	15,600
	$292,380	$143,293

Components of Accrued and other current liabilities:	2006	2005
Accrued and other current liabilities	$32,105	$31,685
Income taxes payable	34,679	13,671
Accrued bond interest	8,359	8,359
	$75,143	$53,715

Components of Accumulated Other Comprehensive Loss:	2006	2005
Unrealized loss on financial instruments, net of $58,452 and $49,776 tax benefit	$(90,728)	$(88,458)
Pension and other postretirement benefit plan liabilities, net of $48,864 tax benefit (1)	(75,844)	--
Minimum pension liability adjustment, net of $1,665 tax benefit	--	(2,960)
	$(166,572)	$(91,418)

(1) This amount includes pension and other postretirement benefit liabilities of Century, as well as those of our interest in the joint ventures in Gramercy Alumina LLC and St. Ann Bauxite Ltd, and our interest in the Mt. Holly Aluminum Company. The pension and other postretirement benefit liabilities of our interest in the joint ventures in Gramercy Alumina LLC and St. Ann Bauxite Ltd, and our interest in the Mt. Holly Aluminum Company were $2,362, net of $1,522 tax benefit at December 31, 2006.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

7.	Pension and Other Postretirement Benefits

SFAS No. 158

We adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” in our 2006 financial statements. SFAS No. 158 requires us to record on our balance sheet previously unrecognized obligations of our pension and other postretirement plans as of December 31, 2006. The following table shows the adjustments that were recorded upon adoption of SFAS No. 158. Pension and other postretirement benefit liabilities of our joint ventures and our interest in the Mt. Holly Aluminum Company are not included in these tables.

Incremental Effect of Applying SFAS No. 158 on certain line items in the Consolidated Balance Sheet:
	Before application of SFAS No. 158	Adjustment for Additional Minimum Liability (“AML”)	Before SFAS No. 158 with AML adjustment	SFAS No. 158 adoption adjustments	After application of SFAS No. 158
Other assets (1)	$258,988	$1,631	$260,619	$31,761	$292,380
Total assets	2,153,473	1,631	2,153,473	31,761	2,185,234
Accrued employee benefit cost - current	9,552	--	9,552	1,531	11,083
Total current liabilities	644,746		644,746	1,531	646,277
Accrued pension benefit costs - noncurrent	10,456	4,163	14,619	4,620	19,239
Accrued postretirement benefit costs - noncurrent	110,306	--	110,306	96,109	206,415
Total noncurrent liabilities	1,304,355	4,163	1,308,518	100,729	1,409,247
Accumulated other comprehensive income	(93,541)	(2,532)	(96,073)	(70,499)	(166,572)
Total shareholders' equity	202,741	(2,532)	200,209	(70,499)	129,710

(1) The change in Other assets due to SFAS No. 158 adoption adjustments includes an increase in deferred tax assets of $46,161 and a decrease in pension assets of $14,400.

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

The hourly employees at Hawesville are part of a United Steelworkers of America (“USWA”) sponsored multi-employer plan. Our contributions to the plan are determined at a fixed rate per hour worked. During the years ended December 31, 2006, 2005 and 2004, we contributed $1,585, $1,531 and $1,454, respectively, to the plan, and had no outstanding liability at year end.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2006	2005	2006	2005
Change in benefit obligation Benefit obligation at beginning of year	$91,208	$80,293	$178,450	$147,936
Service cost	3,710	4,015	6,140	5,032
Interest cost	5,190	4,676	10,394	8,878
Plan changes	1,093	1,893	(4,840)	—
Losses	3,104	3,612	28,396	21,828
Benefits paid	(4,981)	(3,281)	(5,579)	(5,224)
Benefit obligation at end of year	$99,324	$91,208	$212,961	$178,450

Change in plan assets Fair value of plan assets at beginning of year	$77,742	$67,190	$—	$—
Actual return (loss) on plan assets	7,923	3,492	—	—
Employer contributions	1,169	10,341	5,579	5,224
Benefits paid	(4,981)	(3,281)	(5,579)	(5,224)
Fair value of assets at end of year	$81,853	$77,742	$—	$—

	Pension		OPEB
	2006	2005	2006	2005
Funded status of plans Funded status	$(17,471)	$(13,466)	$(212,961)	$(178,450)
Unrecognized actuarial loss	19,095	18,237	105,206	81,363
Unrecognized prior service cost (benefit)	4,089	3,540	(7,566)	(4,544)
Net asset (liability) recognized	$5,713	$8,311	$(115,321)	$(101,631)

Amounts Recognized in the Statement of Financial Position
BEFORE ADOPTION OF SFAS NO. 158:
Prepaid benefit cost	$17,402	$19,130	$—	$—
Accrued benefit liability	(12,413)	(11,543)	(115,321)	$(101,631)
Accumulated other comprehensive loss	724	724	—	—
Net amount recognized	$5,713	$8,311	$(115,321)	$(101,631)
AFTER ADOPTION OF SFAS NO. 158:
Non-current assets	$3,002	$—	$—	$—
Current liabilities	(1,234)	—	(6,546)	—
Non-current liabilities	(19,239)	—	(206,415)	—
Net amount recognized	$(17,471)	$—	$(212,961)	$—

Amounts Recognized in accumulated other comprehensive loss (pre-tax):
Net unrecognized actuarial loss	$19,095	$—	$105,206	$—
Unrecognized prior service cost (benefit)	4,089	—	(7,566)	—
	$23,184	$—	$97,640	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2006	2005	2006	2005	2006	2005
Hourly pension plan	$47,780	$46,227	$47,334	$45,768	$50,782	$48,464
Salaried pension plan	35,692	32,140	30,348	26,609	31,071	29,278
Supplemental executive benefits pension plan (“SERB”)	15,852	12,841	15,852	11,544	—	—

There are no plan assets in the SERB due to the nature of the plan.

Components of Net periodic benefit cost and other amounts recognized in other comprehensive income:

Net Periodic Benefit Cost:
	Year Ended December 31,
	Pension			OPEB
	2006	2005	2004	2006	2005	2004
Service cost	$3,710	$4,015	$3,369	$6,140	$5,032	$4,082
Interest cost	5,190	4,676	4,261	10,394	8,878	7,336
Expected return on plan assets	(6,800)	(5,899)	(4,750)	—	—	—
Amortization of prior service costs	544	2,962	499	(1,818)	(879)	(337)
Amortization of net loss	1,144	634	668	4,555	3,715	1,830
Net periodic benefit cost	$3,788	$6,388	$4,047	$19,271	$16,746	$12,911

The estimated net unrecognized actuarial loss and unrecognized prior service cost (benefit) for our defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 are $905 and $727, respectively. The estimated net unrecognized actuarial loss and unrecognized prior service cost (benefit) for our OPEB plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2007 is $5,751 and $(2,162), respectively.

Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension Benefits		OPEB
	2006	2005	2006	2005
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%
Measurement date	12/31/2006	12/31/2005	12/31/2006	12/31/2005

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2006	2005	2004	2006	2005	2004
Measurement date	12/31/2005	12/31/2004	12/31/2003	12/31/2005	12/31/2004	12/31/2003
Fiscal year end	12/31/2006	12/31/2005	12/31/2004	12/31/2006	12/31/2005	12/31/2004
Discount rate	5.50%	5.75%	6.25%	5.50%	5.75%	6.25%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	9.00%	9.00%	9.00%	—	—	—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law on December 8, 2003. The approach used to measure this impact is based on our understanding of FASB Staff Position (“FSP’) 106-2 published May 19, 2004. The impact was recognized during 2004 on a prospective basis. The effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation as of December 31, 2006 by $24,403, a decrease of approximately 10.3%.

For measurement purposes, medical cost inflation is initially estimated to be 10%, declining to 5% over six years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2006:

	One Percent Increase	One Percent Decrease
Effect on total of service and interest cost components	$3,786	$(2,808)
Effect on accumulated postretirement benefit obligation	$38,024	$(30,417)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century. In 2006, 2005 and 2004, we provided matching contributions of 60% of the first 6% of a participant’s annual compensation contributed to the savings plan. One half of our contribution is invested in the common stock of Century and the other half of our contribution is invested based on employee election. Our contributions to the savings plan were $558, $560, and $602 for the years ended December 31, 2006, 2005 and 2004, respectively. Shares of common stock of Century may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service. A year of service is defined as a plan year in which the employee works at least 1,000 hours.

Plan Assets

Our pension plans’ weighted average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

	Pension Plan Assets
	At December 31,
	2006	2005
Equity securities	66%	65%
Debt securities	34%	35%
	100%	100%

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

We seek a balanced return on plan assets through a diversified investment strategy. Our weighted average target allocation for plan assets is 65% equity securities and funds and 35% fixed income funds.

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows

Contributions

We expect to make approximately $1,200 in benefit payments for our unfunded SERB plan for 2007. While no mandatory pension plan contributions are required at this time, we may decide to make a voluntary contribution to the plans during the year. We expect to provide approximately $6,500 for benefit payments for our other postretirement benefit plans for the year ending December 31, 2007.

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits
2007	$5,501	$6,546
2008	5,710	7,400
2009	5,965	8,429
2010	6,096	9,550
2011	6,223	10,509
2012 - 2016	33,718	60,649

8. Shareholders’ Equity

Preferred Stock— Under our Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, with a par value of one cent per share, in one or more series. The authorized, but unissued preferred shares may be issued with such dividend rates, conversion privileges, voting rights, redemption prices and liquidation preferences as the Board of Directors may determine, without action by shareholders. At December 31, 2006 and 2005, we had no outstanding Preferred Stock.

Common Stock — Under our Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 100 million shares of common stock.

9. Stock Based Compensation

1996 Stock Incentive Plan— We award performance-based and service-based (time vested) stock awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 5,000,000 shares authorized for issuance with approximately 2,700,000 shares remaining in reserve at December 31, 2006. Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant. Our non-employee director’s annual option grants vest one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

As of December 31, 2006, options to purchase 385,703 shares of common stock were outstanding and approximately 91,500 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals. The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates. As of December 31, 2006, approximately 230,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

Non-Employee Directors Stock Option Plan— Our non-employee directors’ stock option plan is no longer an active plan. As of December 31, 2006, this plan has 37,834 outstanding options, but no new options will be issued out of this plan.

A summary of the changes in options outstanding under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2006 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	453,661	$20.93
Granted	156,500	39.78
Exercised	(185,957)	18.54
Forfeited	(667)	24.32
Outstanding and expected to vest at December 31, 2006 (1)	423,537	$28.94	8.7	$6,726
Fully vested and exercisable at December 31, 2006	222,666	$26.04	8.1	$4,173

(1) We expect all of our outstanding options to vest as our forfeitures are immaterial.

Service-based share awards (1)	Number
Outstanding at January 1, 2006	59,000
Granted	39,500
Vested (Awarded)	(4,500)
Forfeited	(2,500)
Outstanding at December 31, 2006	91,500

(1) All of our service-based stock awards require the recipients to remain an employee for a certain period of time before the award vests. Recipients receive common stock upon vesting.

Non-vested Options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2006	205,430	$14.59
Granted	111,336	24.02
Vested	(115,228)	15.37
Forfeited	(667)	14.48
Non-vested options at December 31, 2006	200,871	$19.37

	Year ended December 31,
	2006	2005	2004
Weighted average per share fair value of:
Stock options grants	$24.38	$14.96	$14.12
Service-based share awards	36.12	24.15	23.15
Total intrinsic value of option exercises	3,632	1,329	5,382
Share-based liabilities paid (1)	5,208	3,499	2,880
Total fair value of shares vested during the period	1,771	1,255	816

(1) Share based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Option Pricing Model - We estimate the fair value of each option and service-based share award using the Black-Scholes option-pricing model on the date of grant. We used the following assumptions to estimate the fair value of our share awards for 2006 and 2005.

	2006	2005
Risk-free interest rate	4.30-4.99%	3.98-4.36%
Expected dividend yield	$0.00	$0.00
Expected volatility	60%	67%
Expected forfeiture rate	5%	--
Expected term (years)	5.2	5.5

We estimated the expected term of the options using the method specified in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107. The risk-free interest rate is based on the yield on the measurement date for zero-coupon U.S. Treasury bonds with terms similar to the expected life of the option. The dividend yield is zero, based on our current expectation to not pay dividends on our common stock for the foreseeable future. Expected volatility is estimated using the historical volatility of the price of our common stock over the expected term of the options. The expected forfeiture rate is based on our historical forfeiture rate after 1999.

The following table summarizes the compensation cost recognized for the year ended December 31, 2006, 2005 and 2004, respectively, for all options, service-based share and performance-based share awards. No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2006, 2005, or 2004.

	Year ended December 31,
	2006	2005	2004
Compensation expense reported:
Stock option grants	$4,358	$--	$--
Service-based stock awards	1,224	--	--
Performance-based stock grants	3,947	4,437	2,761
Total compensation expense before income tax	9,529	4,437	2,761
Income tax benefit	(3,516)	(1,597)	(994)
Total compensation expense, net of income tax benefit	$6,013	$2,840	$1,767

As of December 31, 2006, we had unrecognized compensation expense of $3,749 before taxes, related to non-vested stock options and service-based stock awards. This expense will be recognized over a weighted average period of 1.1 years. The unrecognized compensation expense is expected to be recognized over the following periods:

	2007	2008	2009
Stock-based compensation expense (pre-tax)	$2,607	$1,086	$56

During the year ended December 31, 2006, we received $3,453 from employees for the exercise of stock options. For the year ended December 31, 2006, we recorded a tax benefit of $1,394 related to these stock option exercises.

It has been our policy to issue new shares to satisfy the requirements of our stock-based compensation plans. We do not expect to repurchase shares in the future to support our stock-based compensation plans.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

10. Earnings (Loss) Per Share

Basic earnings per common share (“EPS”) amounts are computed by dividing earnings after the deduction of preferred stock dividends by the average number of common shares outstanding. The cumulative preferred stock dividends accumulated for the period were deducted from net income, as if declared, for the purpose of calculating EPS. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table provides a reconciliation of the computation of the basic and diluted earnings (loss) per share for income (loss) (shares in thousands):

	For the fiscal year ended December 31,
	2006			2005			2004
	Income	Shares	Per-Share	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income (loss)	$(40,955)			$(116,255)			$33,482
Less: Preferred stock dividends	--			--			(769)
Basic EPS:
Net income (loss) applicable to common shareholders	(40,955)	32,395	$(1.26)	(116,255)	32,136	$(3.62)	32,713	28,668	$1.14
Effect of Dilutive Securities:
Incremental Shares from assumed conversion of stock options	--	--		--	--		--	107
Diluted EPS:
Net income (loss) applicable to common shareholders with assumed conversion	$(40,955)	32,395	$(1.26)	$(116,255)	32,136	$(3.62)	$32,713	28,775	$1.14

For the period ended December 31, 2006, 423,537 options to purchase common stock and 91,500 service-based share awards were outstanding, but were excluded from the calculation of diluted earnings per share because of the antidilutive effect. Based on the average price for our common stock for the year ended December 31, 2006, we would have issued approximately 1,091,000 shares upon an assumed conversion of our convertible debt. These shares were also excluded from the calculation of diluted earnings per share because of the antidilutive effect.

For the period ended December 31, 2005, 453,661 options to purchase common stock and 59,000 service-based share awards were outstanding, but were excluded from the calculation of diluted earnings per share because of the antidilutive effect. For the period ended December 31, 2004, 2,500 options to purchase common stock were excluded from the calculation of diluted earnings per share because of the antidilutive effect.

In 2005 and 2004, we assumed no conversion of our outstanding 1.75% convertible senior notes in calculating dilutive EPS because the conversion price had not been met.

CENTURY ALUMINUM
COMPANY NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

11. Income Taxes

Significant components of the income tax expense consist of the following:

	Year Ended December 31,
	2006	2005	2004
Current:
U.S. federal current expense (benefit)	$62,279	$18,136	$6,378
State current expense (benefit)	11,840	2,727	--
Foreign current expense (benefit)	182	--	--
Total current expense (benefit)	74,301	$20,863	$6,378

Deferred:
U.S. federal deferred expense (benefit)	(135,760)	(100,069)	8,748
State deferred benefit expense (benefit)	(27,165)	8,857	986
Foreign deferred expense (benefit)	36,583	(10,348)	2,084
Total deferred tax benefit expense (benefit)	(126,342)	(101,560)	11,818
Total income tax benefit expense (benefit)	$(52,041)	$(80,697)	$18,196

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:

	2006	2005	2004
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Permanent differences	(0.8)	--	--
State taxes, net of Federal benefit	6.1	4.0	1.0
Foreign earnings taxed at rates different than the U.S.	10.8	2.0	--
Equity earnings in joint ventures	(3.4)	(2.0)	--
	47.7%	39.0%	36.0%

Permanent differences primarily relate to domestic production deduction, nondeductible executive compensation, meal and entertainment disallowance and other nondeductible expenses.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2006	2005
Deferred tax assets:
Accrued postretirement benefit cost	$38,549	$32,393
Accrued liabilities	8,536	9,359
Pension	--	2,998
Share-based compensation	2,159	--
Derivative and hedging contracts	252,760	114,939
Equity contra - other comprehensive loss	107,316	51,442
Other	675	6,404
Total deferred tax assets	$409,995	$217,535
Deferred tax liabilities:
Tax over financial statement depreciation	$(76,810)	$(109,545)
Pension	(1,955)	--
Income from domestic partnership	(12,636)	(12,107)
Unrepatriated foreign earnings	(12,032)	(8,449)
Foreign basis differences	(41,587)	(10,566)
Total deferred tax liabilities	$(145,020)	$(140,667)
Net deferred tax asset	$264,975	$76,868

The net deferred tax asset of $264,975 at December 31, 2006, is net of a non-current deferred foreign income tax liability of $41,587 and includes $103,110 of current deferred tax assets and $203,452 of non-current deferred tax assets. The net deferred tax asset of $76,868 at December 31, 2005, is net of a non-current deferred foreign income tax liability of $16,890 and includes $37,705 of current deferred tax assets and $56,053 of non-current deferred tax assets.

At December 31, 2006, we had net operating loss carryforwards of $4,500 which begin to expire in 2008.

We have not recorded deferred income taxes applicable to unrepatriated foreign earnings that are permanently reinvested outside the United States. If Nordural’s earnings were not permanently reinvested, an additional deferred tax liability of $13,613 would have been reported at December 31, 2006.

12. Contingencies and Commitments

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through December 31, 2006, we have expended approximately $708 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

In December, 2006, Vialco and the company that purchased the assets of Vialco in St. Croix in 1995 were named as defendants in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources. The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October, 1994, and seeks statutory and other unspecified monetary penalties for the alleged violations.  Vialco recently filed its answer to the complaint asserting factual and affirmative defenses.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $605 and $532 at December 31, 2006 and December 31, 2005, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Legal Contingencies

We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on our financial condition, results of operations, or liquidity.

Power Commitments

Hawesville currently purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a local retail electric cooperative, under a power supply contract that expires at the end of 2010. Approximately 73% of this power is at fixed prices. Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E. For 2007, all but three percent (approximately 14 megawatts (“MW”)) of our power requirements at Hawesville are priced. Hawesville’s unpriced power requirements increase to 27% (126 MW) of its total power requirements in calendar years 2008 through 2010. Appalachian Power Company supplies all of Ravenswood’s power requirements. After December 31, 2007, CAWV may terminate the agreement by providing 12 months notice of termination. Power delivered under the supply agreement is as set forth in published tariffs. Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates. Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

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

The Nordural facility purchases power from Landsvirkjun, a power company owned by the Republic of Iceland, Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) under long-term contracts due to expire in 2019 and 2026 - 2028, respectively. The power delivered to Nordural is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources.

In April 2006, we announced an expansion of the Nordural facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy (“Phase V expansion”) which is expected to be completed in the fourth quarter of 2007. OR has agreed to deliver the power for the additional expansion capacity by late 2008. Landsvirkjun has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

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

Labor Commitments

Approximately 81% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”). In May 2006, our Hawesville, Kentucky plant employees represented by the USWA ratified a four-year collective bargaining agreement that will extend through April 1, 2010. The agreement covers approximately 600 hourly workers at the Hawesville plant.

On August 4, 2006, the membership of United Steelworkers Local 5668 voted to ratify a three-year labor agreement covering approximately 580 hourly workers at the Ravenswood facility that will extend through May 31, 2009.

Approximately 90% of Nordural’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

At December 31, 2006 and December 31, 2005, we had outstanding capital commitments related to the completion of Nordural’s expansion to 220,000mtpy capacity (“Phase III/IV expansion”) and the Phase V expansion projects of approximately $67,732 and $89,910, respectively. Our cost commitments for the Nordural expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Icelandic krona and the Euro.

In May 2006, we purchased foreign currency options with a notional value of $41,627 to hedge a portion of our foreign currency risk from our exposure to the Icelandic krona associated with capital expenditures from the ongoing 40,000 mtpy expansion to 260,000 mtpy at Nordural. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”) have maturities through November 2007. The critical terms of the contracts match those of the underlying exposure.

As of December 31, 2006, the fair value of the options of $2,123 is recorded in other assets. Included in accumulated other comprehensive income is an after-tax unrealized gain of $317.

13.   Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum products, we are exposed to fluctuating raw material and primary aluminum prices. We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement	Alcan	276 to 324 million pounds per year	Through July 31, 2007	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (2)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high purity molten aluminum) (3)	Through March 31, 2011	Variable, based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market
		48 million pounds per year (standard-grade molten aluminum)	Through December 31, 2007	Variable, based on U.S. Midwest market

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1) We account for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133. We have not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation. Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(2) We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133. Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(3) The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)(4)	BHP Billiton	130,000 mtpy	Through December 2013	LME-based
Glencore Tolling Agreement (2)(3)(4)	Glencore	90,000 mtpy	Through June 2016	LME-based

(1) In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tons to 130,000 metric tons of the annual production capacity at Nordural effective upon the completion of the Phase III/IV expansion to 220,000 mtpy.

(2) Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 metric tons of the expansion capacity at Nordural. Deliveries under this agreement started in July 2006.

(3) In December 2005, Glencore assigned to Hydro 50% of its tolling rights under this agreement for the period 2007 to 2010. Nordural consented to the assignment.
(4) Nordural’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum. The European Commission has considered and is currently considering various proposals that would phase-out this import duty. While the import duty remains intact to date, any decrease in the EU import duty will negatively impact Nordural’s revenue.

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, we had forward delivery contracts to sell 132,726 metric tons and 107,546 metric tons of primary aluminum at December 31, 2006 and December 31, 2005, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 2,538 metric tons and 4,643 metric tons of primary aluminum at December 31, 2006 and December 31, 2005, respectively, of which none were with Glencore at December 31, 2006 and 186 metric tons were with Glencore at December 31, 2005.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tons)
	December 31, 2006			December 31, 2005
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2006	--	--	--	142,750	51,000	193,750
2007	119,500	50,400	169,900	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	128,500	735,600	864,100	271,250	786,600	1,057,850

Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 735,600 metric tons. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at December 31, 2006 or December 31, 2005.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.
Natural Gas Financial Purchase Contracts as of:
	(Thousands of DTH)
	December 31, 2006	December 31, 2005
2006	--	1,680
2007	2,200	780
2008	480	480
Total	2,680	2,940

Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of December 31, 2006, an accumulated other comprehensive loss (related to these contracts) of $83,786 is expected to be reclassified as a reduction to earnings over the next 12 month period.

We are party to fixed price financial sales contracts for primary aluminum with Glencore. In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

The forward financial sales and purchase contracts are subject to the risk of counterparty credit risk. However, we only enter into forward financial contracts with counterparties we determine to be creditworthy. If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

14. Asset Retirement Obligations

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our facilities.

We adopted FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” in 2005, and recorded an adjustment to our asset retirement obligations, the effect of which was not material.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2006	2005
Beginning balance, ARO liability	$11,808	$17,232
Additional ARO liability incurred	2,302	1,849
ARO liabilities settled	(2,236)	(3,330)
Accretion expense	990	1,370
FIN 47 adoption	--	(5,313)
Ending balance, ARO liability	$12,864	$11,808

15. Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2006, 2005, and 2004, are described below.

The Chairman of the Board of Directors of Century is a member of the Board of Directors of Glencore International AG. One of Century’s Board members is the Chairman of the Board of Directors of Glencore International AG and Xstrata AG.

We enter into forward financial sales and hedging contracts with Glencore to help manage exposure to fluctuating primary aluminum prices. Management believes that all of our forward financial sales and hedge contracts with Glencore approximated market at the time of placing the contracts.

In August 2006, Falconbridge Limited, our indirect partner in the Gramercy Alumina and St. Ann Bauxite joint venture, was acquired by Xstrata PLC. Glencore, our largest shareholder, is a major shareholder in Xstrata.

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

Century of Kentucky has purchased alumina in transactions with Gramercy at cost.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Year Ended December 31,
	2006	2005	2004
Net sales to Glencore	$259,531	$171,027	$163,209
Purchases from Glencore	185,462	129,757	131,427
Realized loss on financial sales contracts that do not qualify for cash flow hedge accounting	54,236	--	--
Gramercy alumina purchases	134,178	138,022	26,680

See Note 13 for a discussion of our fixed-price commitments, forward financial contracts, and contract settlements with related parties.

16. Supplemental Cash Flow Information

	Year Ended December 31,
	2006	2005	2004
Cash paid for:
Interest	$42,607	$30,358	$37,587
Income taxes	58,476	15,449	248
Cash received from:
Interest	1,331	1,388	1,088
Income tax refunds	587	--	80

Non-cash investing activities:
Accrued Nordural expansion costs	$(6,679)	$6,170	$5,591

Non-Cash Activities

In 2006, 2005, and 2004, we issued shares of common stock to certain key employees as part of our performance share program. We issued shares to satisfy performance share liabilities of $2,867, $1,965, and $1,630 during the years 2006, 2005 and 2004, respectively. In May 2004, Glencore exercised its option to convert its shares of cumulative convertible preferred stock. We issued shares of common stock in exchange for Glencore’s $25,000 of preferred stock.

During the years ended December 31, 2006, 2005, and 2004, we capitalized interest costs incurred in the construction of equipment of $8,861, $8,711, and $668, respectively.

17. Business Segments

We operate in one reportable business segment, primary aluminum.

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment Assets (1)	2006	2005	2004
Primary	$2,159,429	$1,648,351	$1,307,168
Corporate, Unallocated	25,805	29,080	25,385
Total Assets	$2,185,234	$1,677,431	$1,332,553

(1) Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2006	2005	2004
Net Sales:
United States	$1,245,167	$992,442	$974,481
Other	313,399	139,920	86,266
Long-lived assets:
United States	$569,124	$604,411	$615,618
Other	895,020	722,474	431,161

Major Customer information

In 2006 and 2005, we had four major customers whose sales revenue exceeded 10% of our net sales. In 2004, we had three major customers whose sales revenue exceeded 10% of our net sales. The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,
	2006		2005		2004
	$	%	$	%	$	%
Southwire	420,100	27.0	294,468	26.0	258,320	24.4
Alcan	400,908	25.7	356,347	31.5	301,033	28.4
Glencore	259,531	16.7	171,027	15.1	163,209	15.4
BHP Billiton	229,524	14.7	137,736	12.2	--	--

18. Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2006 and 2005 are as follows:

	Net Sales	Gross Profit	Net Income (Loss)	Net Income (Loss) Per Share
2006
4th Quarter(1)	$424,367	$93,076	$(119,123)	$(3.67)
3rd Quarter(2)	381,277	70,974	173,939	5.36
2nd Quarter(3)	405,976	108,004	45,800	1.41
1st Quarter (4)	346,946	76,468	(141,571)	(4.39)

2005
4th Quarter (5)	$292,874	$34,704	$(148,658)	$(4.62)
3rd Quarter (6)	270,836	30,058	(20,071)	(0.62)
2nd Quarter	283,256	45,348	40,744	1.27
1st Quarter	285,396	51,567	11,730	0.37

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(1) The fourth quarter of 2006 net income includes a charge of $174,250, net of tax, for loss on forward contracts offset by a gain on the sale of surplus land.
(2) The third quarter of 2006 net income includes a gain of $134,572, net of tax, for gain on forward contracts.
(3) The second quarter of 2006 net income includes a charge of $19,492, net of tax, for loss on forward contracts.
(4) The first quarter of 2006 net income includes a charge of $183,526, net of tax, for loss on forward contracts.
(5) The fourth quarter of 2005 net income includes a charge of $164,620, net of tax, for loss on forward contracts.
(6) The third quarter of 2005 net income includes a charge of $34,228, net of tax, for loss on forward contracts.

19. Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014 and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). During the second quarter of 2005, Century Aluminum of Kentucky, LLC (the “LLC”) became a guarantor subsidiary. In the periods presented prior to 2005, the LLC was classified with the Non-Guarantor Subsidiaries. We allocate corporate expenses or income to our subsidiaries. For the years ended December 31, 2006, 2005, and 2004 we allocated total corporate expenses of $6,460, $2,211, and $1,452 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2006 and December 31, 2005, condensed consolidating statements of operations for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 and the condensed consolidating statements of cash flows for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$11,866	$84,499	$—	$96,365
Restricted cash	2,011	—	—	—	2,011
Accounts receivable — net	98,690	14,681	—	—	113,371
Due from affiliates	55,853	6,779	752,954	(778,044)	37,542
Inventories	112,975	32,604	—	(169)	145,410
Prepaid and other assets	4,603	12,981	2,246	—	19,830
Deferred taxes — current portion	66,530	—	11,007	25,573	103,110
Total current assets	340,662	78,911	850,706	(752,640)	517,639
Investment in subsidiaries	22,229	—	20,967	(43,196)	—
Property, plant and equipment — net	436,980	780,879	918	—	1,218,777
Intangible asset — net	61,594	—	—	—	61,594
Goodwill	—	94,844	—	—	94,844
Other assets	41,599	19,297	368,913	(137,429)	292,380
Total assets	$903,064	$973,931	$1,241,504	$(933,265)	$2,185,234

Liabilities and shareholders’ equity:
Accounts payable - trade	$34,993	$29,804	$52	$—	$64,849
Due to affiliates	381,853	56,665	73,734	(229,970)	282,282
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	30,105	—	—	30,105
Accrued and other current liabilities	21,381	4,522	49,240	—	75,143
Accrued employee benefits costs — current portion	9,803	—	1,280	—	11,083
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	455,845	121,096	299,306	(229,970)	646,277
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	309,331	—	—	309,331
Accrued pension benefit costs — less current portion	3,624	—	15,615	—	19,239
Accrued postretirement benefit costs — less current portion	205,092	—	1,323	—	206,415
Other liabilities/intercompany loan	215,839	353,997	—	(542,025)	27,811
Due to affiliates — less current portion	9,314	—	545,550	—	554,864
Deferred taxes	143,421	16,240	—	(118,074)	41,587
Total noncurrent liabilities	577,290	679,568	812,488	(660,099)	1,409,247
Shareholders’ equity:
Common stock	60	12	325	(72)	325
Additional paid-in capital	259,248	85,190	432,270	(344,438)	432,270
Accumulated other comprehensive income (loss)	(172,685)	2,791	(166,572)	169,894	(166,572)
Retained earnings (accumulated deficit)	(216,694)	85,274	(136,313)	131,420	(136,313)
Total shareholders’ equity	(130,071)	173,267	129,710	(43,196)	129,710
Total liabilities and shareholders’ equity	$903,064	$973,931	$1,241,504	$(933,265)	$2,185,234

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,071,670	$227,365	$—	$—	$1,299,035
Related parties	180,478	79,053	—	—	259,531
	1,252,148	306,418	—	—	1,558,566
Cost of goods sold	1,000,879	213,469	—	(4,304)	1,210,044
Gross profit	251,269	92,949	—	4,304	348,522
Selling, general and admin expenses	38,567	796	—	—	39,363
Operating income	212,702	92,153	—	4,304	309,159
Interest expense - third party	(24,632)	(12,370)	—	—	(37,002)
Interest expense - affiliates	30,699	(30,699)	—	—	—
Interest income	1,254	451	—	—	1,705
Net loss on forward contracts	(389,839)	—	—	—	(389,839)
Other income (expense) - net	7,132	(234)	—	—	6,898
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(162,684)	49,301	—	4,304	(109,079)
Income tax (expense) benefit	56,297	(2,707)	—	(1,549)	52,041
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(106,387)	46,594	—	2,755	(57,038)
Equity in earnings (loss) of subsidiaries and joint ventures	17,383	5,366	(40,955)	34,289	16,083
Net income (loss)	$(89,004)	$51,960	$(40,955)	$37,044	$(40,955)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$824,072	$137,263	$—	$—	$961,335
Related parties	171,027	—	—	—	171,027
	995,099	137,263	—	—	1,132,362
Cost of goods sold	884,241	95,820	—	(9,376)	970,685
Gross profit	110,858	41,443	—	9,376	161,677
Selling, general and admin expenses	34,314	459	—	—	34,773
Operating income	76,544	40,984	—	9,376	126,904
Interest expense - third party	(24,832)	(836)	—	—	(25,668)
Interest expense - affiliates	24,451	(24,451)	—	—	—
Interest income	1,011	356	—	—	1,367
Net loss on forward contracts	(309,698)	—	—	—	(309,698)
Loss on early extinguishment of debt	(835)	—	—	—	(835)
Other income (expense) - net	(428)	703	—	—	275
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(233,787)	16,756	—	9,376	(207,655)
Income tax (expense) benefit	81,803	2,298	—	(3,404)	80,697
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(151,984)	19,054	—	5,972	(126,958)
Equity in earnings (loss) of subsidiaries and joint ventures	8,847	4,932	(116,255)	113,179	10,703
Net income (loss)	$(143,137)	$23,986	$(116,255)	$119,151	$(116,255)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2004
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$811,705	$85,833	$—	$—	$897,538
Related parties	163,209	—	—	—	163,209
	974,914	85,833	—	—	1,060,747
Cost of goods sold	805,267	407,650	—	(337,457)	875,460
Reimbursement from owners	—	(337,738)	—	337,738	—
Gross profit (loss)	169,647	15,921	—	(281)	185,287
Selling, general and admin expenses	24,916	—	—	—	24,916
Operating income (loss)	144,731	15,921	—	(281)	160,371
Interest expense - third party	(36,281)	(3,665)	—	—	(39,946)
Interest expense - related party	(380)	(9,078)	—	9,078	(380)
Interest income	9,872	172	—	(8,958)	1,086
Net loss on forward contracts	(21,521)	—	—	—	(21,521)
Loss on early extinguishment of debt	(47,448)	—	—	—	(47,448)
Other income (expense) - net	(1,380)	43	—	32	(1,305)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	47,593	3,393	—	(129)	50,857
Income tax (expense) benefit	(17,218)	(5,709)	—	4,731	(18,196)
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	30,375	(2,316)	—	4,602	32,661
Equity earnings (loss) of subsidiaries and joint ventures	(7,642)	821	33,482	(25,840)	821
Net income (loss)	$22,733	$(1,495)	$33,482	$(21,238)	$33,482

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$146,868	$38,485	$—	$185,353
Investing activities:
Purchase of property, plant and equipment	(15,599)	(7,294)	(709)	(23,602)
Nordural expansion	—	(193,511)	—	(193,511)
Proceeds from sale of property, plant and equipment	7,620	139	—	7,759
Restricted and other cash deposits	(2,583)	—	—	(2,583)
Net cash used in investing activities	(10,562)	(200,666)	(709)	(211,937)
Financing activities:
Borrowings of long-term debt	—	109,000	—	109,000
Repayment of long-term debt	—	(581)	—	(581)
Repayment of revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,394	1,394
Intercompany transactions	(136,306)	46,623	89,683	—
Issuance of common stock	—	—	3,453	3,453
Net cash provided by (used in) financing activities	(136,306)	155,042	86,461	105,197
Net increase (decrease) in cash and cash equivalents	—	(7,139)	85,752	78,613
Cash and cash equivalents, beginning of the period	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of period	$—	$11,866	$84,499	$96,365

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$103,122	$31,814	$—	$134,936
Investing activities:
Purchase of property, plant and equipment	(15,515)	(2,176)	(336)	(18,027)
Nordural expansion	—	(280,086)	—	(280,086)
Acquisitions	—	—	(7,000)	(7,000)
Proceeds from sale of property, plant and equipment	6	118		124
Restricted cash deposits	(350)	—	—	(350)
Net cash used in investing activities	(15,859)	(282,144)	(7,336)	(305,339)
Financing activities:
Borrowings of long-term debt	—	222,937	—	222,937
Repayment of long-term debt	—	(73,334)	(9,945)	(83,279)
Borrowings under revolving credit facility	—	—	8,069	8,069
Financing fees	—	(4,307)	(825)	(5,132)
Dividends	—	—	(16)	(16)
Intercompany transactions	(87,448)	122,280	(34,832)	—
Issuance of common stock	—	—	1,408	1,408
Net cash provided by (used in) financing activities	(87,448)	267,576	(36,141)	143,987
Net increase (decrease) in cash and cash equivalents	(185)	17,246	(43,477)	(26,416)
Cash and cash equivalents, beginning of the period	185	1,759	42,224	44,168
Cash and cash equivalents, end of period	$—	$19,005	$(1,253)	$17,752

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$14,071	$91,757	$—	$105,828
Investing activities:
Purchase of property, plant and equipment	(6,814)	(8,426)	—	(15,240)
Nordural expansion	—	(59,784)	—	(59,784)
Acquisitions	—	—	(198,584)	(198,584)
Restricted cash deposits	(1,174)	(504)	—	(1,678)
Net cash used in investing activities	(7,988)	(68,714)	(198,584)	(275,286)
Financing activities:
Borrowings of long-term debt	—	883	425,000	425,883
Repayment of long-term debt	—	(110,826)	(315,055)	(425,881)
Repayment of related party debt	—	—	(14,000)	(14,000)
Financing fees	—	—	(13,062)	(13,062)
Dividends	—	—	(3,311)	(3,311)
Intercompany transactions	(6,002)	88,659	(82,657)	—
Issuance of common stock	—	—	215,793	215,793
Net cash provided by (used in) financing activities	(6,002)	(21,284)	212,708	185,422
Net increase in cash and cash equivalents	81	1,759	14,124	15,964
Cash and cash equivalents, beginning of the period	104	—	28,100	28,204
Cash and cash equivalents, end of period	$185	$1,759	$42,224	$44,168

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

Internal Control over Financial Reporting

The Management’s Annual Report on Internal Control over Financial Reporting is included herein at Item 8 prior to the Consolidated Financial Statement presentation.

The Attestation Report of the Independent Registered Public Accounting Firm is included herein at Item 8 prior to the Consolidated Financial Statement presentation.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2007, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2007. Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11.  Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2007, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2007, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2007.

Item 13. Certain Relationships and Related Transactions

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2007, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2007.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2007, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2007.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1) List of Financial Statements

The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to the Consolidated Financial Statements.

(a)(2) List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

(a)(3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Century Aluminum Company, as amended	8-K	000-27918	August 16, 2005
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
4.2
Indenture for Century Aluminum Company's 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee
		8-K	000-27918	September 1, 2004
4.3
Supplemental Indenture No. 1 for Century Aluminum Company's 7.5% Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee
		10-Q	000-27918	August 9, 2005
4.4
Supplemental Indenture No. 2 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 29, 2006 among Century Aluminum Company, as Issuer, NSA General Partnership, as a Guarantor and Wilmington Trust Company, as Trustee
		10-K	000-27918	March 16, 2006

4.5
Supplemental Indenture No. 3 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 21, 2006 among Century Aluminum Company, as Issuer, Century California LLC, as a Guarantor and Wilmington Trust Company, as Trustee
X
4.6	Indenture for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004
4.7
Supplemental Indenture No. 1 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee
		8-K	000-27918	November 1, 2004
4.8
Supplemental Indenture No. 2 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee
		8-K	000-27918	November 1, 2004
4.9
Supplemental Indenture No. 3 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee
		10-Q	000-27918	August 9, 2005
4.10
Supplemental Indenture No. 4 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, as issuer, NSA General Partnership, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 16, 2006
4.11
Supplemental Indenture No. 5 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 21, 2006, among Century Aluminum Company, as issuer, Century California LLC, as a Guarantor, and Wilmington Trust Company, as trustee
X
10.1	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 2002
10.2	Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen*	10-K	000-27918	February 26, 2004
10.3	Second Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005
10.4	Consulting Agreement, effective as of January 1, 2006, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005
10.5	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 2002
10.6	First Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley*	10-K	000-27918	February 26, 2004

10.7	Second Amendment to Employment Agreement, dated as of March 22, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 5, 2005
10.8	Third Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005
10.9	Employment Agreement, effective as October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004
10.10	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.11	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.12	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.13	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005
10.14	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005
10.15	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and E. Jack Gates*	10-Q	000-27918	August 9, 2005
10.16	Severance Protection Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W Kruger*	10-K	000-27918	March 16, 2006
10.17	Severance Protection Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 23, 2006
10.18	Severance Protection Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.19	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.20	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.21	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005
10.22	Form of Stock Option Agreement - Employee	10-K	000-27918	March 16, 2006
10.23	Form of Stock Option Agreement - Non-Employee Director	10-K	000-27918	March 16, 2006
10.24	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.25	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002

10.26	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005
10.27	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005
10.28	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.29	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.30	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.31	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.32	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.33	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.34	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.35	Alumina Supply Contract, dated April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.36	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002
10.37	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.38	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.39
Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee
		S-1/A	333-121255	February 16, 2005
10.40	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005
10.41	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.42	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.43	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.44
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD.
		10-Q	000-27918	November 9, 2005
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer				X
32.1	Section 1350 Certifications				X
____________________________

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTURY ALUMINUM COMPANY

By:   /s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice President
and Chief Financial Officer

Dated: March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ LOGAN W. KRUGER	Chief Executive Officer	March 1, 2007
Logan W. Kruger
/s/ MICHAEL A. BLESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2007
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	March 1, 2007
Steve Schneider
*	Chairman	March 1, 2007
Craig A. Davis
*	Director	March 1, 2007
Jarl Berntzen
*	Director	March 1, 2007
Robert E. Fishman
*	Director	March 1, 2007
John C. Fontaine
*	Director	March 1, 2007
John P. O’Brien
*	Director	March 1, 2007
Willy R. Strothotte
*	Director	March 1, 2007
Jack E. Thompson
*By: /s/ ROBERT R. NIELSEN Robert R. Nielsen, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007 (the report on the audit of the consolidated financial statements expressed an unqualified opinion and includes an explanatory paragraph as to the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 28, 2007

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Deductions	Balance at End of Period
	(Dollars in Thousands)
YEAR ENDED DECEMBER 31, 2004: Allowance for doubtful trade accounts receivable	$3,968	$279	$3,227	$1,020
YEAR ENDED DECEMBER 31, 2005: Allowance for doubtful trade accounts receivable	$1,020	$—	$20	$1,000
YEAR ENDED DECEMBER 31, 2006: Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Century Aluminum Company, as amended	8-K	000-27918	August 16, 2005
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
4.2
Indenture for Century Aluminum Company's 7.5% Senior Notes, dated as of August 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee
		8-K	000-27918	September 1, 2004
4.3
Supplemental Indenture No. 1 for Century Aluminum Company's 7.5% Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee
		10-Q	000-27918	August 9, 2005
4.4
Supplemental Indenture No. 2 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 29, 2006 among Century Aluminum Company, as Issuer, NSA General Partnership, as a Guarantor and Wilmington Trust Company, as Trustee
		10-K	000-27918	March 16, 2006

4.5
Supplemental Indenture No. 3 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 21, 2006 among Century Aluminum Company, as Issuer, Century California LLC, as a Guarantor and Wilmington Trust Company, as Trustee
X
4.6	Indenture for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004
4.7
Supplemental Indenture No. 1 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee
		8-K	000-27918	November 1, 2004
4.8
Supplemental Indenture No. 2 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of October 26, 2004, among Century Aluminum Company, as issuer, the guarantors party thereto and Wilmington Trust Company, as trustee
		8-K	000-27918	November 1, 2004
4.9
Supplemental Indenture No. 3 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of July 27, 2005, among Century Aluminum Company, as issuer, Century Kentucky, LLC, as a guarantor, and Wilmington Trust Company, as trustee
		10-Q	000-27918	August 9, 2005
4.10
Supplemental Indenture No. 4 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, as issuer, NSA General Partnership, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 16, 2006
4.11
Supplemental Indenture No. 5 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 21, 2006, among Century Aluminum Company, as issuer, Century California LLC, as a Guarantor, and Wilmington Trust Company, as trustee
X
10.1	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	May 14, 2002
10.2	Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and Gerald J. Kitchen*	10-K	000-27918	February 26, 2004
10.3	Second Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005
10.4	Consulting Agreement, effective as of January 1, 2006, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005
10.5	Employment Agreement, effective as of January 1, 2002, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 14, 2002
10.6	First Amendment to Employment Agreement, effective as of December 9, 2003, by and between Century Aluminum Company and David W. Beckley*	10-K	000-27918	February 26, 2004

10.7	Second Amendment to Employment Agreement, dated as of March 22, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	May 5, 2005
10.8	Third Amendment to Employment Agreement, dated as of June 28, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005
10.9	Employment Agreement, effective as October 14, 2003, by and between Century Aluminum Company and E. Jack Gates*	10-K	000-27918	February 26, 2004
10.10	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.11	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.12	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.13	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and Gerald J. Kitchen*	10-Q	000-27918	August 9, 2005
10.14	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and David W. Beckley*	10-Q	000-27918	August 9, 2005
10.15	Amended and Restated Severance Protection Agreement, dated as of August 1, 2005, by and between Century Aluminum Company and E. Jack Gates*	10-Q	000-27918	August 9, 2005
10.16	Severance Protection Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W Kruger*	10-K	000-27918	March 16, 2006
10.17	Severance Protection Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 23, 2006
10.18	Severance Protection Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.19	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.20	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.21	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005
10.22	Form of Stock Option Agreement - Employee	10-K	000-27918	March 16, 2006
10.23	Form of Stock Option Agreement - Non-Employee Director	10-K	000-27918	March 16, 2006
10.24	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.25	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002

10.26	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005
10.27	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005
10.28	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.29	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.30	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.31	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.32	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.33	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.34	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.35	Alumina Supply Contract, dated April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.36	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002
10.37	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.38	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.39
Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee
		S-1/A	333-121255	February 16, 2005
10.40	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005
10.41	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.42	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

10.43	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.44
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD.
		10-Q	000-27918	November 9, 2005
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification - Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification - Chief Financial Officer				X
32.1	Section 1350 Certifications				X
____________________________

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

.