Form 10-Q
period 2007-03-31
CENTURY ALUMINUM CO
filed 2007-05-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007.

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
☐ Yes ☒ No

The registrant had 32,585,080 shares of common stock outstanding at April 30, 2007.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$168,124	$96,365
Restricted cash	2,011	2,011
Accounts receivable — net	112,924	113,371
Due from affiliates	22,468	37,542
Inventories	163,843	145,410
Prepaid and other current assets	19,573	19,830
Deferred taxes — current portion	95,567	103,110
Total current assets	584,510	517,639
Property, plant and equipment — net	1,230,084	1,218,777
Intangible asset — net	58,097	61,594
Goodwill	94,844	94,844
Other assets	280,411	292,380
TOTAL	$2,247,946	$2,185,234
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$84,471	$64,849
Due to affiliates	279,318	282,282
Accrued and other current liabilities	55,549	75,143
Long term debt — current portion	14,611	30,105
Accrued employee benefits costs — current portion	11,083	11,083
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	627,847	646,277
Senior unsecured notes payable	250,000	250,000
Nordural debt	325,176	309,331
Accrued pension benefits costs — less current portion	19,912	19,239
Accrued postretirement benefits costs — less current portion	210,885	206,415
Due to affiliates - less current portion	502,669	554,864
Other liabilities	42,974	27,811
Deferred taxes	47,461	41,587
Total noncurrent liabilities	1,399,077	1,409,247
CONTINGENCIES AND COMMITMENTS (NOTE 7)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 32,580,662 and 32,457,670 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively)	326	325
Additional paid-in capital	437,375	432,270
Accumulated other comprehensive loss	(136,715)	(166,572)
Accumulated deficit	(79,964)	(136,313)
Total shareholders’ equity	221,022	129,710
TOTAL	$2,247,946	$2,185,234

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three months ended March 31,
	2007	2006
NET SALES:
Third-party customers	$380,853	$298,473
Related parties	66,804	48,473
	447,657	346,946
Cost of goods sold	337,005	270,478
Gross profit	110,652	76,468
Selling, general and administrative expenses	12,967	12,119
Operating income	97,685	64,349
Interest expense	(11,043)	(6,751)
Interest income	2,013	196
Net gain (loss) on forward contracts	390	(286,760)
Other expense - net	(156)	(161)
Income (loss) before income taxes and equity in earnings of joint ventures	88,889	(229,127)
Income tax (expense) benefit	(28,087)	84,356
Income (loss) before equity in earnings of joint ventures	60,802	(144,771)
Equity in earnings of joint ventures	3,447	3,200
Net income (loss)	$64,249	$(141,571)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$1.98	$(4.39)
Diluted	$1.87	$(4.39)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	32,508	32,263
Diluted	34,426	32,263

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$64,249	$(141,571)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on forward contracts	(27,399)	286,138
Depreciation and amortization	18,905	14,897
Deferred income taxes	8,087	(84,356)
Pension and other post retirement benefits	5,143	3,503
Stock-based compensation	1,521	2,559
Loss on disposal of assets	180	--
Excess tax benefits from share-based compensation	(330)	(855)
Changes in operating assets and liabilities:
Accounts receivable - net	447	(15,640)
Due from affiliates	15,074	(3,064)
Inventories	(18,433)	(16,529)
Prepaid and other current assets	(1,217)	(3,398)
Accounts payable, trade	24,429	4,724
Due to affiliates	5,381	(11,206)
Accrued and other current liabilities	(4,611)	(16,325)
Other - net	6,692	(2,838)
Net cash provided by operating activities	98,118	16,039

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(29,175)	(68,769)
Purchase of property, plant and equipment	(2,438)	(2,632)
Restricted and other cash deposits	2,600	(4,001)
Net cash used in investing activities	(29,013)	(75,402)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	30,000	59,000
Repayment of long-term debt	(29,649)	(143)
Net repayments under revolving credit facility	--	(2,969)
Excess tax benefits from shared-based compensation	330	855
Issuance of common stock	1,973	2,380
Net cash provided by financing activities	2,654	59,123
NET CHANGE IN CASH AND CASH EQUIVALENTS	71,759	(240)
Cash and cash equivalents, beginning of the period	96,365	17,752
Cash and cash equivalents, end of the period	$168,124	$17,512

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements
Three months ended March 31, 2007 and 2006
(Dollars in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended March 31,
	2007			2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income (loss)	$64,249			$(141,571)
Basic EPS:
Income (loss) applicable to common shareholders	64,249	32,508	$1.98	(141,571)	32,263	$(4.39)
Effect of Dilutive Securities: Plus:
Options	--	53		--	--
Service-based stock awards	--	69		--	--
Assumed conversion of convertible debt	--	1,796		--	--
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$64,249	34,426	$1.87	$(141,571)	32,263	$(4.39)

Options to purchase 443,697 and 358,101 shares of common stock were outstanding during the periods ended March 31, 2007 and 2006, respectively. There were 83,334 and 83,500 unvested shares of service-based stock outstanding at March 31, 2007 and March 31, 2006, respectively. Based on the average price for our common stock in the three months ended March 31, 2007 and March 31, 2006, we would have been required to issue approximately 1,796,000 and 683,000 shares, respectively, upon an assumed conversion of our convertible debt. For the three month period ending March 31, 2007, 85,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock. For the three month period ending March 31, 2006, all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore is included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share. Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

3.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. As a result of adoption, we decreased our January 1, 2007 retained earnings balance approximately $7,900. As of the adoption date, we had unrecognized tax benefits of $21,800. If recognized, $18,300 of this amount would affect the effective tax rate.

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. We recognized approximately $5,000 of interest at January 1, 2007 which is included as a component of the $21,800 unrecognized tax benefit noted above. During the three months ended March 31, 2007, we recognized approximately $700 in potential interest associated with uncertain tax positions.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and Iceland. We have substantially concluded all material U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2002 are currently under examination by the Internal Revenue Service (IRS). In connection with these examinations, the IRS has raised issues and proposed tax deficiencies. We have filed an administrative appeal with the IRS and it is likely that this examination will conclude in 2007. Returns beginning in 2003 are subject to examination. Material state and local income tax matters have been concluded for years through 2002. West Virginia income tax returns for 2003 through 2005 are currently under examination and the majority of other state returns beginning in 2003 are subject to examination. We are not currently under examination for our Icelandic filed tax returns and income tax matters have been concluded for years through 2001.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months with the exception of reductions for potential payments to the IRS to settle the examination as noted above.

4.	Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Raw materials	$77,192	$61,749
Work-in-process	26,693	20,528
Finished goods	6,054	5,435
Operating and other supplies	53,904	57,698
Inventories	$163,843	$145,410

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

5.	Goodwill and Intangible Asset

We test our goodwill for impairment annually in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized. No impairment loss was recorded in 2007 or 2006. The fair value is estimated using market comparable information.

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”). The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract. As of March 31, 2007, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $97,889.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

For the three month periods ended March 31, 2007 and 2006, amortization expense for the intangible asset totaled $3,497 and $3,262, respectively. For the year ending December 31, 2007, the estimated aggregate amortization expense for the intangible asset will be approximately $13,991. The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

	2008	2009	2010
Estimated Amortization Expense	$15,076	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

6.	Debt

	March 31, 2007	December 31, 2006
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(5)(6)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	14,611	30,105
Debt classified as non-current liabilities:
7.5% senior unsecured notes due 2014, interest payable semiannually (5)(6)(8)	250,000	250,000
Nordural’s senior term loan facility maturing in 2010, variable interest rate, principal and interest payments due semiannually through 2010, less current portion (3)(4)(7)	317,500	301,500
Nordural’s various loans, with interest rates ranging from 2.70% to 6.75% due through 2020, less current portion	7,676	7,831
Total Debt	$772,602	$772,251

(1) The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The convertible notes are classified as current because they are convertible at any time by the holder. The IRB interest rate at March 31, 2007 was 3.95%.

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

(3) Nordural’s senior term loan interest rate at March 31, 2007 was 6.87%. The $365.0 million loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements. Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006.

(4) Nordural's obligations under the term loan facility are secured by a pledge of all of Nordural's shares pursuant to a share pledge agreement with the lenders. In addition, substantially all of Nordural's assets are pledged as security under the loan facility.

 CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

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

(7) The term loan agreement repayment schedule was amended in March 2007 to allow a prepayment of the August 2007 principal payment on March 31, 2007. A further amendment in April 2007 and associated prepayment of principal eliminated all periodic principal payments. All remaining outstanding principal amount is due February 28, 2010.

(8) On or after August 15, 2009, we have the option to redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010. Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., Century California, LLC and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers. The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory. Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin. The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. We have issued letters of credit totaling $2,117 as of March 31, 2007. We had no other outstanding borrowings under the Credit Facility as of March 31, 2007. As of March 31, 2007, we had a borrowing availability of $97,646 under the Credit Facility. We pay a commitment fee for the unused portion of the line.

7.	Contingencies and Commitments

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility. Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement. Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments. Through March 31, 2007, we have expended approximately $700 on the Recovery Plan. Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

In December 2006, Vialco and the company that purchased the assets of Vialco in St. Croix in 1995 were named as defendants in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources. The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October, 1994, and seeks statutory and other unspecified monetary penalties for the alleged violations.  Vialco recently filed its answer to the complaint asserting factual and affirmative defenses.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $817 and $605 at March 31, 2007 and December 31, 2006, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

In February 2007, we were informed that the Corps of Engineers (“COE”) is planning to lower reservoir water levels on the Cumberland River for repair and maintenance. This may reduce electrical production from the dams of these reservoirs that were expected to provide a portion of the electrical power we purchase from Big Rivers Electrical Corporation (“Big Rivers”) for use by our Hawesville facility during 2007.

Based on current expectations of reservoir levels, we expect any impact to be limited to the summer months, when usage rates on the Big Rivers system are at peak consumption. Based on our most recent information from the COE, we expect this to affect only approximately 1.5% of Hawesville’s load requirements during this period.  We are exploring alternative sources of energy during the summer period and we may have to pay a premium over and above our power contracts for this energy. Based on the current market for electrical power, we do not expect the premium to have a material adverse effect on our financial condition, results of operation or liquidity.

Appalachian Power Company supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change. In 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design through June 2009 in connection with an increase in the applicable tariff rates. Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels. After December 31, 2007, CAWV may terminate the agreement by providing 12 months notice of termination.

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

The Nordural facility at Grundartangi, Iceland (“Grundartangi”) purchases power from Landsvirkjun (a power company owned by the Republic of Iceland), Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) under long-term contracts due to expire in 2019, 2026 and 2028. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources.

In April 2006, we announced an expansion of the Grundartangi facility from 220,000 metric tonnes per year (“mtpy”) to 260,000 mtpy (“Phase V expansion”) which is expected to be completed in the fourth quarter of 2007. OR has agreed to deliver the power for the additional expansion capacity by late 2008. Landsvirkjun has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

In June 2006, Nordural signed a memorandum of understanding (“MOU”) to purchase power from HS and OR for a planned primary aluminum reduction facility in Helguvik, Iceland. Under the agreement, power will be supplied to the planned Helguvik facility in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 mtpy. HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW. Electricity delivery for this first phase is targeted for late 2010. The MOU provides for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreement is subject to the satisfaction of certain conditions related to the construction of the Helguvik facility.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Labor Commitments

Approximately 81% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”). In May 2006, our Hawesville, Kentucky plant employees represented by the USWA ratified a four-year collective bargaining agreement that will extend through April 1, 2010. The agreement covers approximately 600 hourly workers at the Hawesville plant. In August 2006, our Ravenswood plant employees represented by the USWA ratified a three-year labor agreement that will extend through May 31, 2009. The agreement covers approximately 580 hourly employees at the Ravenswood plant.

Approximately 90% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

Other Commitments and Contingencies

At March 31, 2007 and December 31, 2006, we had outstanding capital commitments of approximately $57,376 and $67,732, respectively, primarily related to the Grundartangi Phase V expansion project. Our cost commitments for the Grundartangi expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Icelandic krona and the Euro.

In May 2006, we purchased foreign currency options with a notional value of $41,627 to hedge a portion of our foreign currency risk from our exposure to the Icelandic krona associated with capital expenditures from the ongoing Phase V project at Grundartangi. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”) have maturities through November 2007. The critical terms of the contracts match those of the underlying exposure.

As of March 31, 2007, the fair value of the options of $2,937 is recorded in other assets. Included in accumulated other comprehensive income is an after-tax unrealized gain of $2,326.

8.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum products, we are exposed to fluctuating raw material and primary aluminum prices. We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods. The following tables present our long-term primary aluminum sales and tolling contracts. Certain contracts are with a related party, Glencore International AG (together with its subsidiaries, “Glencore”).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Forward Physical Delivery Agreements

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

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)(4)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (2)(3)(4)	Glencore	90,000 mtpy	Through July 2016	LME-based

(1) In September 2005, Nordural and BHP Billiton amended the Billiton Tolling Agreement to increase the tolling arrangement from 90,000 metric tonnes to 130,000 metric tonnes of the per annum production capacity at Grundartangi effective in the fourth quarter of 2006.

(2) Nordural entered into a 10-year LME-based alumina tolling agreement with Glencore for 90,000 mtpy of the Phase III/IV expansion capacity at Grundartangi. Deliveries on this contract began in July 2006.

(3) In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum for the period 2007 to 2010.
(4) Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum.  In May 2007, the European Union members reduced the European Union (“EU”) import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years. This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, we had forward delivery contracts to sell 100,436 metric tonnes and 132,726 metric tonnes of primary aluminum at March 31, 2007 and December 31, 2006, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 102 metric tonnes and 2,538 metric tonnes of primary aluminum at March 31, 2007 and December 31, 2006, respectively, of which none were with Glencore.

Financial Sales Agreements

To mitigate the volatility in our variable priced forward delivery contracts, we enter into fixed price financial sales contracts which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts are accounted for as cash flow hedges depending on our designation of each contract at its inception. Glencore is the counterparty for all of the contracts summarized below:

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tonnes)
	March 31, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	81,000	37,800	118,800	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	90,000	723,000	813,000	128,500	735,600	864,100

The contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 723,000 metric tonnes. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at March 31, 2007 or December 31, 2006.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	March 31, 2007	December 31, 2006
2007	810	2,200
2008	480	480
Total	1,290	2,680

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of March 31, 2007, an accumulated other comprehensive loss of $63,703 is expected to be reclassified as a reduction to earnings over the next 12 month period.

In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

The forward financial sales and purchase contracts are subject to counterparty credit risk. However, we only enter into forward financial contracts with counterparties we determine to be creditworthy. If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

9.	Supplemental Cash Flow Information

	Three months ended March 31,
	2007	2006
Cash paid for:
Interest	$17,127	$15,080
Income tax	17,640	6,698

Cash received for:
Interest	1,596	196
Income tax refunds	--	135

Non-cash investing activities:
Accrued Grundartangi expansion costs	(3,656)	(5,534)

Non-cash Activities

In the first quarter of 2007, we issued 50,985 shares of common stock as part of our performance share program to satisfy a $2,281 performance share liability to certain key employees. In addition, we recorded a $7,900 noncash adjustment to the beginning balance of our retained earnings as part of the adoption of FIN 48, see Note 3.

During the three month periods ended March 31, 2007 and 2006, we capitalized interest costs incurred in the construction of equipment of $1,216, and $3,852, respectively.

10.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the three months ended March 31, 2007	For the year ended December 31, 2006
Beginning balance, ARO liability	$12,864	$11,808
Additional ARO liability incurred	510	2,302
ARO liabilities settled	(587)	(2,236)
Accretion expense	258	990
Ending balance, ARO liability	$13,045	$12,864

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

11.	Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The Statement would permit us to choose to measure certain financial instruments and other items at their fair value. The objective of the Statement is to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This fair value option would allow us to choose to measure eligible items at fair value at a specified election date. The Statement is effective for us as of January 1, 2008. We are currently assessing the new pronouncement and have not yet determined the impact of adopting SFAS No. 159 on our financial position and results of operations.

12.	Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive Income:
	Three months ended March 31,
	2007	2006
Net income (loss)	$64,249	$(141,571)
Other comprehensive income (loss):
Net unrealized (gain) loss on financial instruments, net of tax of $1,452 and $26,613, respectively	1,178	(47,272)
Net amount reclassified to income, net of tax of $(19,234) and $(8,719), respectively	29,248	15,301
Adjustment of pension and other postretirement benefit plan liabilities, net of tax of $375	(570)	--
Comprehensive income (loss)	$94,105	$(173,542)

Components of Accumulated Other Comprehensive Loss:
	March 31, 2007	December 31, 2006
Unrealized loss on financial instruments, net of $40,059 and $58,452 tax benefit	$(60,912)	$(90,728)
Pension and other postretirement benefit plan liabilities, net of $49,850 and $48,864 tax benefit, respectively	(75,803)	(75,844)
	$(136,715)	$(166,572)

13.	Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2007	2006	2007	2006
Service cost	$974	$1,030	$1,761	$1,468
Interest cost	1,403	1,214	2,997	2,420
Expected return on plan assets	(1,695)	(1,700)	--	--
Amortization of prior service cost	182	103	(540)	(219)
Amortization of net gain	280	214	1,369	1,035
Net periodic benefit cost	$1,144	$861	$5,587	$4,704

14.	Other Assets

Components of Other Assets:	March 31, 2007	December 31, 2006
Deferred tax assets - noncurrent	$188,567	$203,452
Other assets (primarily investments in joint ventures)	79,533	75,950
Capitalized financing fees	12,311	12,978
	$280,411	$292,380

15.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. The subsidiary guarantors are each 100% owned by Century. All guarantees are full and unconditional and all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries. For the three months ended March 31, 2007 and March 31, 2006, we allocated total corporate expense of $2,646 and $3,601 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of March 31, 2007 and December 31, 2006, condensed consolidating statements of operations for the three months ended March 31, 2007 and March 31, 2006 and the condensed consolidating statements of cash flows for the three months ended March 31, 2007 and March 31, 2007 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$34,419	$133,705	$—	$168,124
Restricted cash	2,011	—	—	—	2,011
Accounts receivable — net	97,270	15,654	—	—	112,924
Due from affiliates	302,034	2,312	933,800	(1,215,678)	22,468
Inventories	133,095	30,932	—	(184)	163,843
Prepaid and other assets	2,631	14,693	2,249	—	19,573
Deferred taxes — current portion	53,291	—	11,006	31,270	95,567
Total current assets	590,332	98,010	1,080,760	(1,184,592)	584,510
Investment in subsidiaries	25,344	—	108,535	(133,879)	—
Property, plant and equipment — net	429,858	799,212	1,014	—	1,230,084
Intangible asset — net	58,097	—	—	—	58,097
Goodwill	—	94,844	—	—	94,844
Other assets	44,225	19,413	373,373	(156,600)	280,411
Total assets	$1,147,856	$1,011,479	$1,563,682	$(1,475,071)	$2,247,946

Liabilities and shareholders’ equity:
Accounts payable - trade	$53,516	$30,916	$39	$—	$84,471
Due to affiliates	586,743	57,807	348,174	(713,406)	279,318
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	14,611	—	—	14,611
Accrued and other current liabilities	16,866	5,759	32,924	—	55,549
Accrued employee benefits costs — current portion	9,802	—	1,281	—	11,083
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	674,742	109,093	557,418	(713,406)	627,847
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	325,176	—	—	325,176
Accrued pension benefit costs — less current portion	4,003	—	15,909	—	19,912
Accrued postretirement benefit costs — less current portion	209,520	—	1,365	—	210,885
Other liabilities/intercompany loan	162,648	361,024	15,299	(495,997)	42,974
Due to affiliates — less current portion	—	—	502,669	—	502,669
Deferred taxes	160,612	18,638	—	(131,789)	47,461
Total noncurrent liabilities	536,783	704,838	785,242	(627,786)	1,399,077
Shareholders’ equity:
Common stock	60	12	326	(72)	326
Additional paid-in capital	259,248	85,190	437,375	(344,438)	437,375
Accumulated other comprehensive income (loss)	(142,892)	4,690	(136,715)	138,202	(136,715)
Retained earnings (accumulated deficit)	(180,085)	107,656	(79,964)	72,429	(79,964)
Total shareholders’ equity	(63,669)	197,548	221,022	(133,879)	221,022
Total liabilities and shareholders’ equity	$1,147,856	$1,011,479	$1,563,682	$(1,475,071)	$2,247,946

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$293,748	$87,105	$—	$—	$380,853
Related parties	39,413	27,391	—	—	66,804
	333,161	114,496	—	—	447,657
Cost of goods sold	262,490	74,869	—	(354)	337,005
Gross profit	70,671	39,627	—	354	110,652
Selling, general and admin expenses	11,103	1,864	—	—	12,967
Operating income	59,568	37,763	—	354	97,685
Interest expense - third party	(6,019)	(5,024)	—	—	(11,043)
Interest expense - affiliates	8,061	(8,061)	—	—	—
Interest income	1,599	414	—	—	2,013
Net gain on forward contracts	390	—	—	—	390
Other income (expense) - net	91	(247)	—	—	(156)
Income before taxes and equity in earnings (loss) of subsidiaries and joint ventures	63,690	24,845	—	354	88,889
Income tax expense	(24,730)	(3,230)	—	(127)	(28,087)
Net income before equity in earnings (loss) of subsidiaries and joint ventures	38,960	21,615	—	227	60,802
Equity earnings (loss) of subsidiaries and joint ventures	5,551	768	64,249	(67,121)	3,447
Net income (loss)	$44,511	$22,383	$64,249	$(66,894)	$64,249

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$253,181	$45,292	$—	$—	$298,473
Related parties	48,473	—	—	—	48,473
	301,654	45,292	—	—	346,946
Cost of goods sold	241,214	29,967	—	(703)	270,478
Gross profit	60,440	15,325	—	703	76,468
Selling, general and admin expenses	11,968	151	—	—	12,119
Operating income	48,472	15,174	—	703	64,349
Interest expense - third party	(6,390)	(361)	—	—	(6,751)
Interest expense - affiliates	7,449	(7,449)	—	—	—
Interest income	56	140	—	—	196
Net loss on forward contracts	(286,760)	—	—	—	(286,760)
Loss on early extinguishment of debt	—	—	—	—	—
Other expense - net	(106)	(55)	—	—	(161)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(237,279)	7,449	—	703	(229,127)
Income tax benefit (expense)	84,129	480	—	(253)	84,356
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(153,150)	7,929	—	450	(144,771)
Equity earnings (loss) of subsidiaries and joint ventures	3,534	784	(141,571)	140,453	3,200
Net income (loss)	$(149,616)	$8,713	$(141,571)	$140,903	$(141,571)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$65,420	$32,698	$—	$98,118
Investing activities:
Purchase of property, plant and equipment	(1,410)	(899)	(129)	(2,438)
Nordural expansion	—	(29,175)	—	(29,175)
Restricted cash deposits	2,600	—	—	2,600
Net cash provided by (used in) investing activities	1,190	(30,074)	(129)	(29,013)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(29,649)	—	(29,649)
Excess tax benefits from share-based compensation	—	—	330	330
Intercompany transactions	(66,610)	19,578	47,032	—
Issuance of common stock	—	—	1,973	1,973
Net cash provided by (used in) financing activities	(66,610)	19,929	49,335	2,654
Net change in cash and cash equivalents	—	22,553	49,206	71,759
Beginning cash and cash equivalents	—	11,866	84,499	96,365
Ending cash and cash equivalents	$—	$34,419	$133,705	$168,124

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$13,212	$2,827	$—	$16,039
Investing activities:
Purchase of property, plant and equipment	(647)	(1,981)	(4)	(2,632)
Nordural expansion	—	(68,769)	—	(68,769)
Restricted cash deposits	(4,001)	—	—	(4,001)
Net cash used in investing activities	(4,648)	(70,750)	(4)	(75,402)
Financing activities:
Borrowings of long-term debt	—	59,000	—	59,000
Repayment of long-term debt	—	(143)	—	(143)
Net repayments under revolving credit facility	—	—	(2,969)	(2,969)
Excess tax benefits from share-based compensation	—	—	855	855
Intercompany transactions	(8,564)	10,029	(1,465)	—
Issuance of common stock	—	—	2,380	2,380
Net cash provided by (used in) financing activities	(8,564)	68,886	(1,199)	59,123
Net change in cash and cash equivalents	—	963	(1,203)	(240)
Beginning cash and cash equivalents	—	19,005	(1,253)	17,752
Ending cash and cash equivalents	$—	$19,968	$(2,456)	$17,512

16.	Subsequent Event

On April 30, 2007, Nordural made a $70,000 optional principal payment under its term loan.

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events. Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Financial Statements and Supplementary Data,” and:

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;

•	The loss of a customer to whom we deliver molten aluminum would increase our production costs and potentially our sales and marketing costs;

•	Glencore International AG owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;

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

•
We cannot guarantee that our subsidiary Nordural will be able to complete its planned expansion of its facility at Grundartangi (“Grundartangi”) from 220,000 mtpy to 260,000 mtpy in the time forecast or without cost overruns; and

•	Our high level of indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy.

•	Continued consolidation of the metals industry may limit our ability to implement our strategic goals effectively.

•	If we are unable to procure a reliable source of power, the proposed Helguvik project will not be feasible.

•	Any further reduction in the duty on primary aluminum imports into the European Union would further decrease our revenue at Grundartangi.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Century signs power contract for Helguvik project

In April 2007, we entered into an electrical power supply agreement with Hitaveita Suðurnesja hf. (“HS”) to supply part of the power for the Helguvik project. The price of the power provided under the contract will be based on the LME price of primary aluminum. The contract is subject to various conditions.

EU lowers European import duty for primary aluminum

In May 2007, the European Union members reduced the European Union (“EU”) import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years. This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended March 31,
	2007	2006
	(In thousands, except per share data)
Net sales:
Third-party customers	$380,853	$298,473
Related party customers	66,804	48,473
Total	$447,657	$346,946

Gross profit	$110,652	$76,468

Net income (loss)	$64,249	$(141,571)

Earnings (loss) per common share:
Basic	$1.98	$(4.39)
Diluted	$1.87	$(4.39)

Shipments - primary aluminum (millions of pounds):
Direct	290.1	291.8
Toll	117.0	54.2
Total	407.1	346.0

Net Sales (in millions)	2007	2006	$ Difference	% Difference
Three months ended March 31,	$447.7	$346.9	$100.8	29.1%

Higher price realizations for primary aluminum in the first quarter of 2007, due to improved London Metal Exchange ("LME") prices for primary aluminum, contributed $50.2 million to the sales increase. Additional net sales volume contributed $50.6 million to the sales increase. Direct shipments were 1.8 million pounds less than the previous year period. Toll shipments increased 62.8 million pounds from the previous year period due to the Grundartangi expansion capacity that came on-stream during 2006.

Gross Profit (in millions)	2007	2006	$ Difference	% Difference
Three months ended March 31,	$110.7	$76.4	$34.3	44.9%

During the three months ended March 31, 2007, improved price realizations, net of increased market-based alumina costs and LME-based power cost increases, improved gross profit by $35.8 million. Increased shipment volume contributed $21.0 million in additional gross profit. Partially offsetting these gains were $22.5 million in net cost increases comprised of: increased costs for maintenance, materials and supplies, $7.6 million; increased power and natural gas costs at our U.S. smelters, $3.8 million; increased costs for Gramercy supplied alumina, $0.9 million; increased post-retirement costs, $2.2 million; increased net amortization and depreciation charges, primarily at Grundartangi, $4.0 million; and other spending increases, $4.0 million.

Selling, general and administrative expenses (in millions)	2007	2006	$ Difference	% Difference
Three months ended March 31,	$13.0	$12.1	$0.9	7.4%

The increase in selling, general and administrative expenses for the three months ended March 31, 2007 from the same period in 2006 was primarily due to spending on the proposed Helguvik project.

Interest expense (in millions)	2007	2006	$ Difference	% Difference
Three months ended March 31,	$11.0	$6.8	$4.2	61.8%

The increase in interest expense for the three months ended March 31, 2007 from the same period in 2006 was due to higher loan balances on the Nordural debt and a reduction in capitalized interest associated with reduced spending for the Grundartangi expansion.

Net gain (loss) on forward contracts (in millions)	2007	2006	$ Difference	% Difference
Three months ended March 31,	$0.4	$(286.8)	$287.2	(100.1)%

The gain (loss) on forward contracts reported for the three month periods ended March 31, 2007 and 2006, respectively, was primarily a result of mark-to-market adjustments associated with our long term financial sales contracts that do not qualify for cash flow hedge accounting.

Tax provision (in millions)	2007	2006	$ Difference	% Difference
Three months ended March 31,	$28.1	$(84.4)	$(112.5)	(133.3%)

The changes in the income tax provision were primarily a result of the changes in pre-tax income.

Liquidity and Capital Resources

Our statements of cash flows for the three months ended March 31, 2007 and 2006 are summarized below:

	Three months ended March 31,
	2007	2006
	(dollars in thousands)
Net cash provided by operating activities	$98,118	$16,039
Net cash used in investing activities	(29,013)	(75,402)
Net cash provided by financing activities	2,654	59,123
Net change in cash and cash equivalents	$71,759	$(240)

Net cash from operating activities in the first three months of 2007 was $98.1 million due to improved market conditions, additional shipment volume from Grundartangi and increases in our working capital as discussed above.

Our net cash used in investing activities for the three month period ended March 31, 2007 was $29.0 million, primarily a result of the ongoing Phase V expansion of the Grundartangi facility. The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and the return of cash placed on deposit for energy purchases. Our net cash used in investing activities for the three-month period ended March 31, 2006 was $75.4 million, primarily a result of the expansion of the Grundartangi facility to 220,000 mpty capacity (Phase III/IV expansion). The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and cash placed on deposit to support future energy purchases.

Net cash provided by financing activities during the first three months of 2007 was $2.7 million. We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $30.0 million, which was offset by principal payments of $29.6 million on Nordural debt. We received proceeds from the issuance of common stock of $2.0 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.3 million. Net cash provided by financing activities during the first three months of 2006 was $59.1 million. We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $59.0 million. We also received proceeds from the issuance of common stock of $2.4 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.8 million, which were offset by repayments on our revolving credit facility of $3.0 million and other long-term debt of $0.1 million.

Liquidity

Our principal sources of liquidity are cash flow from operations and available borrowings under our $100 million senior secured revolving credit facility (“Credit Facility”). We believe these sources of cash will be sufficient to meet our near-term working capital needs. We have not determined the sources of funding for our long-term debt repayment requirements; however, we believe that our cash flow from operations, available borrowing under our revolving credit facility and, to the extent necessary and/or economically attractive, future financial market activities will be adequate to address our long-term liquidity requirements. Our principal uses of cash are operating costs, settlement payments on our derivative contracts, payments of interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

As of March 31, 2007, we had borrowing availability of $97.6 million under our Credit Facility, subject to customary covenants. We issued letters of credit totaling $2.1 million. We had no other outstanding borrowings under the Credit Facility as of March 31, 2007. We could issue up to a maximum of $25.0 million in letters of credit under the Credit Facility.

We are party to fixed price financial sales contracts for primary aluminum with Glencore. In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

Capital Resources

Capital expenditures for the three months ended March 31, 2007 were $31.6 million, $29.2 million of which was for the Phase V expansion project at Grundartangi, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements. Exclusive of the Grundartangi expansion, we anticipate capital expenditures of approximately $30.0 to $35.0 million in 2007. The Phase V expansion will require approximately $95.0 million of capital expenditures in 2007 to complete the expansion to 260,000 mtpy. At March 31, 2007, we had outstanding capital commitments of approximately $57.4 million, primarily related to the Grundartangi Phase V expansion project. We expect to incur approximately $10.0 million for preliminary project development costs for the Helguvik greenfield project in 2007, of which approximately 75 percent of the preliminary project costs will be expensed (not capitalized) in selling, general and administrative expenses in 2007. Our cost commitments for the Grundartangi expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona.

In May 2006, we purchased foreign currency options with a notional value of $41.6 million to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the ongoing Grundartangi expansion project to 260,000 mtpy. The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through November 2007. The critical terms of the contracts match those of the underlying exposure.

As of March 31, 2007, the fair value of the foreign currency options of $2.9 million was recorded in other assets. Accumulated other comprehensive loss includes an unrealized gain, net of tax, of $2.3 million related to the foreign currency options.

Other Contingencies

In February 2007, we were informed that the Corps of Engineers (“COE”) is planning to lower reservoir water levels on the Cumberland River for repair and maintenance. This may reduce electrical production from the dams of these reservoirs that were expected to provide a portion of the electrical power we purchase from Big Rivers Electrical Corporation (“Big Rivers”) for use by our Hawesville facility during 2007.

Based on current expectations of reservoir levels, we expect any impact to be limited to the summer months, when usage rates on the Big Rivers system are at peak consumption. Based on our most recent information from the COE, we expect this to affect only approximately 1.5% of Hawesville’s load requirements during this period.  We are exploring alternative sources of energy during the summer period and we may have to pay a premium over and above our power contracts for this energy. Based on the current market for electrical power, we do not expect the premium to have a material adverse effect on our financial condition, results of operation or liquidity.

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

Forward Priced Sales as of March 31, 2007

	2007(1)(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)
Base Volume:
Pounds (000)	262,134	240,745	231,485	231,485	826,733
Metric tonnes	118,902	109,200	105,000	105,000	375,000
Percent of capacity	21%	14%	13%	13%	9%
Potential additional volume (2):
Pounds (000)	83,335	220,903	231,485	231,485	826,733
Metric tonnes	37,800	100,200	105,000	105,000	375,000
Percent of capacity	6%	12%	13%	13%	9%

(1)	The forward priced sales in 2007 exclude April 2007 shipments to customers that are priced based upon the prior month’s market price.
(2)
Certain financial contracts included in the forward priced sales base volume for the period 2007 through 2015 contain clauses that trigger potential additional sales volume when the market price for a contract month is above the base contract ceiling price. These contacts will be settled monthly and, if the market price exceeds the ceiling price for all contract months through 2015, the potential sales volume would be equivalent to the amounts shown above.

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, which are described in Primary Aluminum Sales Contract table in Note 8 of the Consolidated Financial Statements, we had forward delivery contracts to sell 100,436 metric tonnes and 132,726 metric tonnes of primary aluminum at March 31, 2007 and December 31, 2006, respectively. Of these forward delivery contracts, we had fixed price commitments to sell 102 metric tonnes and 2,538 metric tonnes of primary aluminum at March 31, 2007 and December 31, 2006, respectively, of which none were with Glencore.

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tonnes)
	March 31, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	81,000	37,800	118,800	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	90,000	723,000	813,000	128,500	735,600	864,100

Substantially all of the contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price. If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 723,000 metric tonnes. These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at March 31, 2007 and December 31, 2006.

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	March 31, 2007	December 31, 2006
2007	810	2,200
2008	480	480
Total	1,290	2,680

On a hypothetical basis, a $200 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $10.9 million after tax on accumulated other comprehensive loss for the contracts designated as cash flow hedges, and $87.7 million on net income for the contracts designated as derivatives, for the period ended March 31, 2007 as a result of the forward primary aluminum financial sales contracts outstanding at March 31, 2007.

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.8 million after tax on accumulated other comprehensive loss for the period ended March 31, 2007 as a result of the forward natural gas financial purchase contracts outstanding at March 31, 2007.

Our metals and natural gas risk management activities are subject to the control and direction of senior management. These activities are regularly reported to our board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production. As of March 31, 2007, approximately 50% (including 37,800 metric tonnes of potential additional volume under our derivative sales contracts) of our production for the remainder of 2007 is hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed price forward delivery and financial sales contracts.

Nordural. Substantially all of Nordural’s revenues are derived from toll conversion agreements with Glencore, Hydro Aluminum and a subsidiary of BHP Billiton Ltd. whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum. Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum. In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a natural hedge against downswings in the market for primary aluminum. Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the European Union (“EU”) import duty for primary aluminum.  In May 2007, the European Union members reduced the European Union (“EU”) import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years. This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues.

Grundartangi is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Euro and the Icelandic krona. Grundartangi’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars. There is no currency risk associated with these contracts. Grundartangi’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in Euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

Nordural does not currently have financial instruments to hedge commodity price risk. Nordural may hedge such risks in the future, including through the purchase of aluminum put options. We have entered into currency options to mitigate a portion of our foreign currency exposure to the Icelandic krona for the Phase V expansion capital expenditures. See the discussion in the Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Interest Rates

Interest Rate Risk. Our primary debt obligations are the $250.0 million of outstanding senior unsecured notes, $175.0 million of outstanding convertible notes, the $7.8 million in industrial revenue bonds (“IRBs”), borrowings under our revolving credit facility and the Nordural debt, including $331.5 million of borrowings under its term loan facility. Our senior unsecured notes and convertible notes bear a fixed rate of interest, changes in interest rates and do not subject us to changes in future interest expense with respect to these borrowings. Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the credit agreement. There were no outstanding borrowings on our revolving credit facility at March 31, 2007. The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market. Borrowings under Nordural's term loan facility bear interest at a margin over the applicable LIBOR rate. At March 31, 2007, we had $341.0 million of variable rate borrowings. A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $3.4 million, assuming no debt reduction. We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps which would have the effect of fixing a portion of our floating rate debt.

On April 30, 2007, Nordural made a $70.0 million payment that was applied to amounts outstanding under the term loan facility. When combined with the $15.5 million payment made by Nordural on February 26, 2007 and the $14.0 million payment made by Nordural on March 30, 2007, the principal amount outstanding under the Nordural term loan facility has been reduced to $261.5 million as of April 30, 2007.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities which are considered cash equivalents.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2007, there have not been any changes in our internal controls over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

The cyclical nature of the aluminum industry causes variability in our earnings and cash flows; our hedging transactions may limit our ability to benefit from increased aluminum prices which are currently near historical highs.

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions. Historically, aluminum prices have been volatile and we expect such volatility to continue. Currently, aluminum prices are near historical highs. These prices are driven, in part, by global demand for aluminum arising from favorable global economic conditions and strong demand in China. Although we use contractual arrangements to manage our exposure to fluctuations in the commodity price, a decline in primary aluminum prices would reduce our earnings and cash flows. Any significant downturn in prices for primary aluminum would significantly reduce the amount of cash available to meet our current obligations and fund our long-term business strategies and may force the curtailment of all or a portion of our operations at one or more of our smelters.

Conversely, as prices for aluminum increase, certain of our hedging transactions, including our forward sales of primary aluminum and our LME-based alumina and power contracts, limit our ability to take advantage of these increased prices.

We reduce our casting and shipping costs by selling molten aluminum to the major customers of Ravenswood and Hawesville; the loss of one of these major customers would increase our production costs at those facilities and could increase our sales and marketing costs.

Approximately 53% of our consolidated net sales for 2006 was derived from sales to Alcan and Southwire. Alcan’s facility is located adjacent to Ravenswood and Southwire’s facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to these customers, thereby eliminating our casting and shipping costs and our customers’ freight and remelting costs and reducing our sales and marketing costs. Century has contracts with Alcan and Southwire which are due to expire in July 2007 and March 2011, respectively. We may be unable to extend or replace these contracts when they terminate. If we are unable to renew these contracts when they expire, or if either customer significantly reduces its purchases under those contracts, we would incur higher casting and shipping costs and potentially higher sales and marketing costs.

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

We use large amounts of electricity to produce primary aluminum. Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced and may result in the hardening or “freezing” of molten aluminum in the pots where it is produced. Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses. We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible provisions of those insurance policies. In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events. Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand. Certain losses or prolonged interruptions in our operations may trigger a default under our revolving credit facility.

The cost of alumina used at Hawesville may be higher than under our LME-based alumina contracts.

We acquire alumina used at Ravenswood and Mt. Holly at prices based on the LME price for primary aluminum. Gramercy supplies all of the alumina used at Hawesville at prices based on Gramercy’s production costs. Those production costs could be materially higher than the price paid under LME-based contracts during periods when aluminum prices are low and raw material costs used in the production of alumina, such as natural gas, are high.

Changes or disruptions to our current alumina and other raw material supply arrangements could increase our raw material costs.

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

Gramercy supplies substantially all the alumina used at Hawesville. Our joint venture bauxite mining operation in St. Ann, Jamaica supplies all of the bauxite used in the production of alumina at Gramercy. If there is a significant disruption of St. Ann bauxite shipments in the future, Gramercy could incur additional costs if it is required to use bauxite from other sources. For example, in the fourth quarter of 2006, a disruption in our Gramercy power supply increased our costs as we replaced Gramercy - supplied alumina with more expensive spot market.

Our business also depends upon the adequate supply of other raw materials, including caustic soda, aluminum fluoride, calcined petroleum coke, pitch, and cathodes, at competitive prices. Although worldwide there remain multiple sources for these raw materials, consolidation among certain North American suppliers has reduced the number of available suppliers in this industry. A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials or other unforeseen factors may adversely affect our operating results if we are unable to secure alternate supplies of these materials at reasonable prices.

Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including alumina, caustic soda, aluminum fluoride, calcined petroleum coke, pitch, and cathodes. Because we sell our products based on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments and financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials. In addition, because we have sold forward a certain amount of our production capacity in future years, rising raw material and energy prices would negatively impact our earnings and cash flow.

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. While we purchase virtually all of our electricity for our existing U.S. facilities under fixed-price contracts through 2007, portions of the contracted cost of the electricity supplied to Mt. Holly vary with the supplier’s fuel costs. An increase in these fuel costs would increase the price this facility pays for electricity. Hawesville has unpriced power requirements of approximately 27% of its power requirements from 2008 through 2010. The profitability of Hawesville could be adversely affected if we are unable to obtain power for the unpriced portions of Hawesville’s power requirements at economic rates. We are currently reviewing our options for pricing power in 2008 through 2010 at Hawesville. We are working with a local power company on a proposal that would restructure and extend Hawesville’s existing power supply contract through 2023. If we are not successful at replacing such power requirements, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations. At Ravenswood, power prices have some variability based upon the LME price for primary aluminum and are subject to possible adjustments in the published tariff. The Ravenswood tariff is currently subject to a rate case adjustment for fuel, purchased power and unexpected capital cost. This rate case, or other possible future rate cases, could lead to an increase in the price that Ravenswood pays for electricity and thereby decrease profit margins.

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

The bargaining unit employees at Ravenswood and Hawesville and at the Gramercy refinery are represented by the United Steelworkers of America (“USWA”). Century’s USWA labor contracts at Hawesville and Ravenswood and the labor contract at Gramercy expire in March 2010, May 2009, and September 2010, respectively. Our bargaining unit employees at Grundartangi are represented by five unions under a collective bargaining agreement that expires on December 31, 2009.

If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future. As a result of a threatened strike in July 2006, we commenced an orderly shut down of one of the four potlines at Ravenswood. Although the notice to strike was rescinded after we reached agreement with the USWA on a new labor contract, our production at Ravenswood was curtailed while we restarted the potline. Any threatened or actual work stoppage in the future could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse effect on our financial results.

We are subject to a variety of environmental laws that could result in costs or liabilities.

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, the European Union (“EU”) and Jamaica. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former manufacturing facilities or for the amelioration of damage to natural resources.

We, along with others, including current and former owners of a facility on St. Croix in the Virgin Islands, formerly owned by a subsidiary of ours, have been sued for alleged natural resources damages at the facility. In addition, in December 2006, we and the company that purchased the assets of our St. Croix facility in 1995 were sued by the Commissioner of the U.S. Virgin Islands Department of Planning and Natural Resources alleging our failure to take certain actions specified in a Virgin Islands Coastal Zone management permit issued to our subsidiary Virgin Island Alumina Corporation LLC in October 1994.  Also, in July 2006, Century was named as a defendant together with certain affiliates of Alcan Inc. in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. Our known liabilities with respect to these and other matters relating to environmental compliance and cleanup, based on current information, are not expected to be material. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity and our operating results. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs.

Acquisitions may present difficulties.

We have a history of making acquisitions and we expect to make acquisitions in the future. We are subject to numerous risks as a result of our acquisitions, including the following:

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

Grundartangi, in Iceland, was our first facility located outside of the United States. Following completion of the ongoing expansion at that facility, it will represent approximately 33% of our overall primary aluminum production capacity. We also are exploring other opportunities in other countries. The St. Ann bauxite operations related to the Gramercy plant are located in Jamaica. We are considering the development of greenfield upstream aluminum projects in several foreign countries, including the Republic of Congo and Jamaica. We may in the future consider other investments in other foreign countries. International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. For example, Nordural’s revenues are denominated in U.S. dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. In addition, a majority of our costs in connection with the ongoing expansion of the Grundartangi facility are denominated in currencies other than the U.S. dollar. As we continue to expand the Grundartangi facility and explore other opportunities, our currency risk with respect to the Icelandic krona and other foreign currencies will significantly increase.

Our historical financial information may not be comparable to our results for future periods.

Our historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows. For example, certain of our historical financial data do not reflect the effects of:

•	our acquisition of Nordural prior to April 27, 2004;

•	the equity in the earnings of our joint ventures prior to October 1, 2004; and

•	the 130,000 mtpy expansion capacity of Grundartangi that was completed in the fourth quarter of 2006.

Our high level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth strategy.

We are highly leveraged. We had an aggregate of approximately $773 million of outstanding indebtedness as of March 31, 2007. In addition, we could borrow additional amounts under our $100 million credit facility. The level of our indebtedness could have important consequences, including:

•
limiting cash flow available for capital expenditures, acquisitions, dividends, working capital and other general corporate purposes because a substantial portion of our cash flow from operations must be dedicated to servicing our debt;

•	increasing our vulnerability to adverse economic and industry conditions; and

•	limiting our flexibility in planning for, or reacting to, competitive and other changes in our business and the industry in which we operate.

We will be required to settle in cash up to the principal amount of our $175 million convertible notes (which are convertible by the holder at any time) upon conversion, which could increase our debt service obligations. In addition to our indebtedness, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our ability to pursue our growth strategy. More information about our liquidity and debt service obligations is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2006 Annual Report on Form 10-K.

We are also exposed to risks of interest rate increases. We had approximately $341 million of debt with variable interest rates at March 31, 2007, of which, at March 31, 2007, approximately $332 million were borrowings under Nordural’s $365 million senior term loan facility. At April 30, 2007, Nordural had borrowings under its senior term loan facility of approximately $272 million. Nordural’s annual debt service requirements will vary, as amounts outstanding under its term loan facility bear interest at a variable rate.

Our ability to pay interest and to repay or refinance our indebtedness, including Nordural’s senior term loan facility, our senior unsecured notes and convertible notes, and to satisfy other commitments, including funding the ongoing Grundartangi expansion, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms.

Restrictive covenants in our credit facility and the indenture governing our senior notes limit our ability to incur additional debt and pursue our growth strategy.

Our revolving credit facility and the indenture governing our senior unsecured notes each contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, which may impair our ability to pursue our growth strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our 2006 Annual Report on Form 10-K. Any failure to comply with those covenants may constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.

Substantially all of Nordural’s assets are pledged as security under its term loan facility. In addition, the shares of Nordural have been pledged to the lenders as collateral. If Nordural is unable to comply with the covenants in its term loan, the lenders would be able to cause all or part of the amounts outstanding under the loan facility to be immediately due and payable and foreclose on any collateral securing the loan facility. The term loan facility also contains restrictions on Nordural’s ability to pay dividends, including a requirement that Nordural make a repayment of principal in an amount equal to 50% of any dividend paid to shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in our 2006 Annual Report on Form 10-K.

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

Reductions in the duty on primary aluminum imports into the European Union decrease our revenues at Grundartangi.

Grundartangi’s tolling revenues include a premium based on the EU import duty for primary aluminum. In May 2007, the EU members reduced the import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years. This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

We depend upon dividends from our subsidiaries to meet our debt service obligations.

We are a holding company and conduct all of our operations through our subsidiaries. Our ability to meet our debt service obligations depends upon the receipt of dividends from our subsidiaries. Nordural’s senior term loan facility places significant limitations on Nordural’s ability to pay dividends. Subject to the restrictions contained in our revolving credit facility and the indentures governing our senior and convertible notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on the payment of dividends by those subsidiaries. In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.

The price of our common stock has fluctuated significantly.

The market price of our common stock has experienced significant volatility from time to time, and this volatility may continue in the future. From January 1, 2006, through April 30, 2007, the intra-day sales price of our common stock on NASDAQ ranged from $26.14 to $56.57 per share. In addition, the securities markets have experienced significant price and volume fluctuations. The market price for our common stock may be affected by a number of factors, including actual or anticipated variations in our quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommendations by securities analysts, changes in research coverage by securities analysts, any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry, including with respect to our major competitors, and sales of substantial numbers of shares by current holders of our common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to our operating performance may cause the market price of our common stock to be volatile.

Provisions in our charter documents and state law may make it difficult for others to obtain control of Century Aluminum, even though some stockholders may consider them to be beneficial.

Certain provisions of our restated certificate of incorporation and amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, may have the effect of delaying, deferring or preventing a change in control of Century, including transactions in which our stockholders might otherwise have received a substantial premium for their shares over then-current market prices. For example, these provisions:

•
give authority to our board of directors to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions of the shares of preferred stock without any stockholder vote;

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

In addition, several of our officers have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of Century. Our 1996 Stock Incentive Plan, as amended, also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change in control, and our Non-Employee Directors’ Stock Option Plan provides for acceleration of an option holder’s ability to exercise stock options upon a change in control.

This list of important risk factors is not all-inclusive or necessarily in order of importance.

Item 6. Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

10.1	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne Hale.*				X

10.2	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne Hale.*				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 10, 2007	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	May 10, 2007	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President/Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

10.1	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne Hale.*				X

10.2	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne Hale.*				X

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X

        *Management contract or compensatory plan.