Form 10-Q
period 2007-06-30
CENTURY ALUMINUM CO
filed 2007-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007.

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
(831) 642-9300 (Registrant’s telephone number, including area code)

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

The registrant had 40,958,071 shares of common stock outstanding at July 31, 2007.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)
(UNAUDITED)
	June 30,	December 31,
	2007	2006
ASSETS
Cash	$187,727	$96,365
Restricted cash	2,012	2,011
Short-term investments	121,681	--
Accounts receivable — net	111,153	113,371
Due from affiliates	37,999	37,542
Inventories	167,344	145,410
Prepaid and other current assets	20,355	19,830
Deferred taxes — current portion	120,196	103,110
Total current assets	768,467	517,639
Property, plant and equipment — net	1,251,952	1,218,777
Intangible asset — net	54,599	61,594
Goodwill	94,844	94,844
Other assets	335,814	292,380
TOTAL	$2,505,676	$2,185,234
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$70,070	$64,849
Due to affiliates	279,820	282,282
Accrued and other current liabilities	68,473	75,143
Long term debt — current portion	618	30,105
Accrued employee benefits costs — current portion	11,083	11,083
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	612,879	646,277
Senior unsecured notes payable	250,000	250,000
Nordural debt	54,018	309,331
Accrued pension benefits costs — less current portion	20,789	19,239
Accrued postretirement benefits costs — less current portion	214,772	206,415
Due to affiliates – less current portion	655,782	554,864
Other liabilities	42,067	27,811
Deferred taxes	54,205	41,587
Total noncurrent liabilities	1,291,633	1,409,247
CONTINGENCIES AND COMMITMENTS (NOTE 8)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 40,952,070 and 32,457,670 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively)	410	325
Additional paid-in capital	853,273	432,270
Accumulated other comprehensive loss	(111,890)	(166,572)
Accumulated deficit	(140,629)	(136,313)
Total shareholders’ equity	601,164	129,710
TOTAL	$2,505,676	$2,185,234

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
NET SALES:
Third-party customers	$370,883	$356,242	$751,736	$654,715
Related parties	93,122	49,734	159,926	98,207
	464,005	405,976	911,662	752,922
Cost of goods sold	355,613	297,972	692,618	568,450
Gross profit	108,392	108,004	219,044	184,472
Selling, general and administrative expenses	14,445	8,376	27,412	20,495
Operating income	93,947	99,628	191,632	163,977
Interest expense	(8,637)	(8,799)	(19,680)	(15,550)
Interest income	1,198	152	3,211	348
Net loss on forward contracts	(205,246)	(30,456)	(204,856)	(317,216)
Other income (expense) - net	(3,139)	37	(3,295)	(124)
Income (loss) before income taxes and equity in earnings of joint ventures	(121,877)	60,562	(32,988)	(168,565)
Income tax (expense) benefit	57,045	(19,109)	28,958	65,247
Income (loss) before equity in earnings of joint ventures	(64,832)	41,453	(4,030)	(103,318)
Equity in earnings of joint ventures	4,167	4,347	7,614	7,547
Net income (loss)	$(60,665)	$45,800	$3,584	$(95,771)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(1.77)	$1.41	$0.11	$(2.96)
Diluted	$(1.77)	$1.35	$0.10	$(2.96)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	34,224	32,419	33,371	32,341
Diluted	34,224	34,297	35,597	32,341

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)
	Six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,584	$(95,771)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	150,160	283,573
Depreciation and amortization	38,012	32,224
Deferred income taxes	(48,949)	(29,806)
Pension and other post retirement benefits	9,907	7,139
Stock-based compensation	2,598	3,872
Excess tax benefits from share-based compensation	(487)	(1,090)
(Gain) loss on disposal of assets	(95)	45
Non-cash loss on early extinguishment of debt	2,461	--
Increase in short-term investments – net	(121,681)	--
Undistributed earnings of joint ventures	(7,614)	(7,547)
Changes in operating assets and liabilities:
Accounts receivable – net	2,218	(35,175)
Due from affiliates	(456)	3,003
Inventories	(21,934)	(17,880)
Prepaid and other current assets	(2,650)	(3,459)
Accounts payable, trade	7,341	(710)
Due to affiliates	15,474	2,173
Accrued and other current liabilities	(16,855)	(69,243)
Other – net	10,053	(4,058)
Net cash provided by operating activities	21,087	67,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(58,981)	(109,002)
Purchase of property, plant and equipment	(7,678)	(7,568)
Restricted and other cash deposits	2,599	(4,001)
Proceeds from sale of property, plant and equipment	543	10
Net cash used in investing activities	(63,517)	(120,561)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	30,000	69,000
Repayment of long-term debt	(314,800)	(288)
Net repayments under revolving credit facility	--	(8,069)
Excess tax benefits from shared-based compensation	487	1,090
Issuance of common stock – net of issuance costs	418,105	2,961
Net cash provided by financing activities	133,792	64,694
NET CHANGE IN CASH	91,362	11,423
Cash, beginning of the period	96,365	17,752
Cash, end of the period	$187,727	$29,175

See notes to consolidated financial statements

              CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements
        Six months ended June 30, 2007 and 2006
        (Dollars in thousands, except per share data)
        (UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first six months of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

During the three months ended June 30, 2007, we purchased short-term investments with maturities greater than 90 days that are not considered cash equivalents.  Our accounting policy for these short-term investments is as follows:

Short-term investments – We account for short-term investment securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At June 30, 2007, our short-term investments (primarily auction-rate securities) were classified as trading securities and recorded at fair value with unrealized holding gains and losses included in net earnings.

2.	Equity Offering

In June 2007, we completed a public equity offering of 8,337,500 shares of common stock, which included the exercise of the over-allotment option of 1,087,500 shares of common stock, at a price of $52.50 per share, raising $437,719 before offering costs.  We sold the 8,337,500 shares of common stock in a simultaneous offering in the United States and Iceland.  Shares of common stock offered and sold in Iceland are represented by global depositary receipts, with one depositary receipt representing one share of common stock.  The offering costs were approximately $23,686, representing underwriting discounts and commissions and offering expenses.

In June 2007, we used a portion of the net proceeds from the equity offering to repay $200,000 of principal of the Nordural senior term loan facility.  The balance of the equity offering proceeds is expected to be used as partial funding for the construction of a greenfield aluminum smelter near Helguvik, Iceland and for general corporate purposes.

3.	Earnings Per Share

The following tables provide a reconciliation of the computation of basic and diluted earnings per share:

	For the three months ended June 30,
	2007			2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income (loss)	$(60,665)			$45,800
Basic EPS:
Income (loss) applicable to common shareholders	(60,665)	34,224	$(1.77)	45,800	32,419	$1.41
Effect of Dilutive Securities:
Options	--	--		--	99
Service-based stock awards	--	--		--	93
Assumed conversion of convertible debt	--	--		490	1,686
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(60,665)	34,224	$(1.77)	$46,290	34,297	$1.35

              CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

	For the six months ended June 30,
	2007			2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income (loss)	$3,584			$(95,771)
Basic EPS:
Income (loss) applicable to common shareholders	3,584	33,371	$0.11	(95,771)	32,341	$(2.96)
Effect of Dilutive Securities:
Options	--	57		--	--
Service-based stock awards	--	75		--	--
Assumed conversion of convertible debt	--	2,094		--	--
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$3,584	35,597	$0.10	$(95,771)	32,341	$(2.96)

Options to purchase 440,289 and 384,372 shares of common stock were outstanding as of June 30, 2007 and 2006, respectively.  For the three months ended June 30, 2007, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  For the six month period ended June 30, 2007, 24,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  Based on the average price for our common stock in the six months ended June 30, 2007, we would have been required to issue approximately 2,094,000 shares upon an assumed conversion of our convertible debt.  For the three month period ended June 30, 2006, 25,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  Based on the average price for our common stock in the three months ended June 30, 2006, we would have been required to issue approximately 1,686,000 shares upon an assumed conversion of our convertible debt.  For the six month period ended June 30, 2006, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.  There were 81,834 and 98,500 unvested shares of service-based stock outstanding at June 30, 2007 and 2006, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

4.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” ("FIN 48"), on January 1, 2007. As a result of adoption, we decreased our January 1, 2007 retained earnings balance by approximately $7,900.  As of the adoption date, we had unrecognized tax benefits of $21,800.  If recognized, $18,300 of this amount would affect the effective tax rate.

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized approximately $5,000 of interest, net of federal benefits, at January 1, 2007 which is included as a component of the $21,800 net unrecognized tax benefits noted above.  During the three and six months ended June 30, 2007, we recognized as income tax expense approximately $800 and $1,500, respectively, in potential interest associated with uncertain tax positions.

          CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions within the United States, and in Iceland.  We have substantially concluded all material U.S. federal income tax matters for years through 1999.  Federal income tax returns for 2000 through 2002 are currently under examination by the Internal Revenue Service ("IRS").  In connection with these examinations, the IRS has raised issues and proposed tax deficiencies.  We have filed an administrative appeal with the IRS and it is likely that this examination will conclude in 2007.  We believe our tax position is well supported and, based on current information, we do not believe the outcome of the tax audit will have a material adverse impact on our financial condition or results of operations.  Our federal income tax returns beginning in 2003 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia income tax returns for 2003 through 2005 are currently under examination and the majority of other state returns beginning in 2003 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months with the exception of reductions for potential payments to the IRS to settle the examination as noted above.

During the three months ended June 30, 2007, we recognized a $4,311 tax benefit related to the increase in the carrying amount of deferred tax assets as a result of a tax law change in West Virginia.

5.	Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Raw materials	$78,922	$61,749
Work-in-process	21,410	20,528
Finished goods	7,003	5,435
Operating and other supplies	60,009	57,698
Inventories	$167,344	$145,410

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

6.	Goodwill and Intangible Asset

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

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of June 30, 2007, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $101,387.

For the three month periods ended June 30, 2007 and 2006, amortization expense for the intangible asset totaled $3,498 and $3,262, respectively.  For the six month periods ended June 30, 2007 and 2006, amortization expense for the intangible asset totaled $6,995 and $6,524, respectively.  For the year ending December 31, 2007, the estimated aggregate amortization expense for the intangible asset will be approximately $13,991.  The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

	2008	2009	2010
Estimated Amortization Expense	$15,076	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

7.	Debt

	June 30, 2007	December 31, 2006
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(5)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	618	30,105
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (5)(6)(8)	250,000	250,000
Nordural’s senior term loan facility maturing in 2010, variable interest rate, interest payments due semiannually through 2010 (3)(4)(7)	46,500	301,500
Nordural’s various loans, with interest rates ranging from 5.55% to 6.75% due through 2020, less current portion	7,518	7,831
Total Debt	$487,451	$772,251

(1)  The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2007 was 4.03%.

(2)  The convertible notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of convertible notes, subject to adjustments for certain events.  The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a convertible note, the holder of such convertible note shall receive cash equal to the principal amount of the convertible note and, at our election, either cash or Century common stock, or a combination thereof, for the convertible notes’ conversion value in excess of such principal amount, if any.

(3)  Nordural’s senior term loan interest rate at June 30, 2007 was 6.87%. The senior term loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements.  Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006.

(4)  Nordural's obligations under the senior term loan facility are secured by a pledge of all of Nordural's shares pursuant to a share pledge agreement with the lenders.  In addition, substantially all of Nordural's assets are pledged as security under the loan facility.

(5) Century’s obligations pursuant to the notes are unconditionally, jointly and severally guaranteed, on a senior unsecured basis by all of our existing domestic restricted subsidiaries.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

(6)  The indenture governing these obligations contain customary covenants, including limitations on our ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

(7)  The senior term loan facility agreement repayment schedule was amended in March 2007 to allow a prepayment of the August 2007 principal payment on March 31, 2007.  A further amendment in April 2007 allowing additional prepayment without penalty preceded an additional prepayment which eliminated all periodic principal payments.  The remaining outstanding principal amount is due February 28, 2010.

(8)  On or after August 15, 2009, we have the option to redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., Century California, LLC, Century Aluminum Development LLC and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility.  We have issued letters of credit totaling $2,277 as of June 30, 2007.  We had no other outstanding borrowings under the Credit Facility as of June 30, 2007.  As of June 30, 2007, we had a borrowing availability of $97,723 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

8.	Contingencies and Commitments

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

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through June 30, 2007, we have expended approximately $700 on the Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, Century and Vialco were among the defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  Lockheed has tendered indemnity and defense of the case to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  Vialco and the other defendants have filed separate motions to dismiss asserting certain affirmative defenses including the statute of limitations.  No ruling on those motions has been rendered as of this date.

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

In December 2006, Vialco and the company that purchased the assets of Vialco in St. Croix in 1995 were named as defendants in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources.  The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and seeks statutory and other unspecified monetary penalties for the alleged violations.  Vialco filed its answer to the complaint asserting factual and affirmative defenses.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $885 and $605 at June 30, 2007 and December 31, 2006, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010. Under this contract, we have locked in prices for approximately 73% of this power.  We continuously review our options to manage the balance, or 27%, of this power and lock in prices when we believe the combination of price and term are appropriate.  Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E.

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  In 2006, the Public Service Commission for the State of West Virginia (“PSC”) approved an experimental rate design through June 2009 in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  After December 31, 2007, CAWV may terminate the agreement by providing 12 months notice of termination.

In May 2007, the PSC agreed on proposed adjustments to the tariff rates paid by purchasers of electrical power from APCo.  APCo requested an increase in the tariff rate established in July 2006 for pollution control additions and higher than anticipated fuel, purchased power and capacity charges.  The agreement became effective July 1, 2007 and increased the special contract rate for CAWV by approximately ten percent.

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

In April 2006, we announced an expansion of the Grundartangi facility from 220,000 metric tonnes per year (“mtpy”) to 260,000 mtpy (“Phase V expansion”) which is expected to be completed in the fourth quarter of 2007.  OR has agreed to deliver the electrical power for the additional expansion capacity by late 2008.  In July 2007, we formalized our agreement with Landsvirkjun to deliver electrical power for the start-up of the Phase V capacity on an interim basis, if available, until electrical power is available from OR in late 2008.   To date, we have energized 53 of the 80 cells of the expansion capacity. The energizing of further cells is subject to available power. We expect that production capacity at Grundartangi will reach 260,000 mtpy by the end of the fourth quarter of 2007.

In April 2007 and June 2007, Nordural signed electrical power supply agreements with HS and OR, respectively, for the planned primary aluminum reduction facility in Helguvik, Iceland.  Under the agreements, power will be supplied to the planned Helguvik facility in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 mtpy.  HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW.  Electricity delivery for this first phase is targeted for late 2010.  The agreements provide for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreements are subject to the satisfaction of certain conditions.

Labor Commitments

Approximately 81% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”).  In May 2006, our Hawesville, Kentucky plant employees represented by the USWA ratified a four-year collective bargaining agreement that will expire on April 1, 2010.  The agreement covers approximately 600 hourly workers at the Hawesville plant.  In August 2006, our Ravenswood plant employees represented by the USWA ratified a three-year labor agreement that will expire on May 31, 2009.  The agreement covers approximately 580 hourly employees at the Ravenswood plant.

Approximately 90% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Other Commitments and Contingencies

At June 30, 2007 and December 31, 2006, we had outstanding capital commitments of approximately $27,376 and $67,732, respectively, primarily related to the Grundartangi Phase V expansion project.  Our cost commitments for the Grundartangi expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Icelandic krona and the Euro.

In May 2006, we purchased foreign currency options with a notional value of $41,627 to hedge a portion of our foreign currency risk from our exposure to the Icelandic krona associated with capital expenditures from the ongoing Phase V project at Grundartangi.  The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), have maturities through November 2007.  The critical terms of the contracts match those of the underlying exposure.  As of June 30, 2007 and December 31, 2006, the notional value outstanding on the foreign currency options was $9,916 and $31,196, respectively.

As of June 30, 2007, the fair value of the options of $2,285 is recorded in other assets.  Included in accumulated other comprehensive income is an after-tax unrealized gain of $3,510.

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

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	276 to 324 million pounds per year	Through August 31, 2007	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high purity molten aluminum) (4)	Through March 31, 2011	Variable, based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market
		48 million pounds per year (standard-grade molten aluminum)	Through December 31, 2007	Variable, based on U.S. Midwest market

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

(1) We and Alcan agreed to a one-month extension of the Alcan Metal agreement in July 2007 in order to finalize the terms of a new agreement. The contract was extended through August 31, 2007.
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

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)(2)	Glencore	90,000 mtpy	Through July 2016	LME-based
Glencore Toll Agreement (1)(3)	Glencore	40,000 mpty	Through December 31, 2014	LME-based

(1)  Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues, but it is not expected to have a material effect on our financial position and results of operations.

(2) In December 2005, Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum for the period 2007 to 2010.
(3) In April 2007, Nordural entered into a tolling agreement with Glencore for 40,000 mtpy of the Phase V expansion capacity at Grundartangi.

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, we had forward delivery contracts to sell 63,095 metric tonnes and 132,726 metric tonnes of primary aluminum at June 30, 2007 and December 31, 2006, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 4,160 metric tonnes and 2,538 metric tonnes of primary aluminum at June 30, 2007 and December 31, 2006, respectively, of which 680 metric tonnes were with Glencore at June 30, 2007 (none of the December 31, 2006 fixed price commitments were with Glencore).

Financial Sales Agreements

To mitigate the volatility in our variable priced forward delivery contracts, we enter into fixed price financial sales contracts which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts are accounted for as cash flow hedges depending on our designation of each contract at its inception.  Glencore is the counterparty for all of the primary aluminum financial sales contracts summarized below:

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tonnes)
	June 30, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	54,000	25,200	79,200	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	63,000	710,400	773,400	128,500	735,600	864,100

In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

The contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 710,400 metric tonnes at June 30, 2007.  These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at June 30, 2007 or December 31, 2006.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	June 30, 2007	December 31, 2006
2007	2,660	2,200
2008	480	480
Total	3,140	2,680

Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of June 30, 2007, an accumulated other comprehensive loss of $40,837 is expected to be reclassified as a reduction to earnings over the next 12 month period.

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

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

10.	Supplemental Cash Flow Information

	Six months ended June 30,
	2007	2006
Cash paid for:
Interest	$22,239	$20,273
Income tax	38,619	31,448

Cash received for:
Interest	3,825	300
Income tax refunds	--	577

Non-cash investing activities:
Accrued Nordural expansion costs	(982)	(1,918)

Non-cash Activities

In the first quarter of 2007, we issued 50,985 shares of common stock as part of our performance share program to satisfy a $2,281 performance share liability to certain key employees.  In addition, we recorded a $7,900 non-cash adjustment to the beginning balance of our retained earnings as part of the adoption of FIN 48, see Note 4.

In 2007, we reclassified the undistributed earnings of our joint ventures in our cash flow statement.  In 2006, these undistributed earnings were reclassified out of “Other - net.”

In the second quarter of 2007, we recorded a non-cash loss on extinguishment of debt of $2,461 from the write-off of deferred financing costs for the Nordural senior term loan facility.

During the six month period ended June 30, 2007 and 2006, we capitalized interest costs incurred in the construction of equipment of $2,858, and $6,430, respectively.

11.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the six months ended June 30, 2007	For the year ended December 31, 2006
Beginning balance, ARO liability	$12,864	$11,808
Additional ARO liability incurred	1,019	2,302
ARO liabilities settled	(1,174)	(2,236)
Accretion expense	516	990
Ending balance, ARO liability	$13,225	$12,864

12.	Recently Issued Accounting Standards

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

13.	Comprehensive Income (Loss)

Comprehensive income (loss):
	Six months ended June 30,
	2007	2006
Net income (loss)	$3,584	$(95,771)
Other comprehensive income (loss):
Net unrealized (gain) loss on financial instruments, net of tax of $4,507 and $37,319, respectively	4,379	(66,647)
Net amount reclassified to income, net of tax of $(31,937) and $(21,625), respectively	50,873	38,249
Defined benefit pension and other postemployment benefit plans adjustment, net of $375 tax	(570)	--
Comprehensive income (loss)	$58,266	$(124,169)

14.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$1,159	$1,030	$2,133	$2,060
Interest cost	1,447	1,214	2,850	2,427
Expected return on plan assets	(1,692)	(1,700)	(3,387)	(3,400)
Amortization of prior service cost	182	103	364	207
Amortization of net gain	210	214	490	427
Net periodic benefit cost	$1,306	$861	$2,450	$1,721

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Service cost	$1,741	$1,468	$3,502	$2,936
Interest cost	2,824	2,420	5,822	4,840
Expected return on plan assets	--	--	--	--
Amortization of prior service cost	(540)	(219)	(1,081)	(438)
Amortization of net gain	1,200	1,035	2,569	2,070
Net periodic benefit cost	$5,225	$4,704	$10,812	$9,408

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

15.	Other Assets

Components of Other Assets:	June 30, 2007	December 31, 2006
Deferred tax assets – noncurrent	$241,476	$203,452
Other assets (primarily investments in joint ventures)	85,154	75,950
Capitalized financing fees	9,184	12,978
	$335,814	$292,380

16.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each of the subsidiary guarantors are 100% owned by Century.  All guarantees are full and unconditional and joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries.  For the three months ended June 30, 2007 and 2006, we allocated total corporate expense of $2,323 and $149 to our subsidiaries, respectively.  For the six months ended June 30, 2007 and 2006, we allocated total corporate expense of $4,969 and $(3,452) to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of June 30, 2007 and December 31, 2006, condensed consolidating statements of operations for the three and six months ended June 30, 2007 and June 30, 2006 and the condensed consolidating statements of cash flows for the six months ended June 30, 2007 and June 30, 2006 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$16,834	$170,893	$—	$187,727
Restricted cash	2,012	—	—	—	2,012
Short-term investments	—	—	121,681	—	121,681
Accounts receivable — net	93,074	18,079	—	—	111,153
Due from affiliates	212,430	2,511	1,061,412	(1,238,354)	37,999
Inventories	136,206	32,433	—	(1,295)	167,344
Prepaid and other assets	1,800	13,428	5,127	—	20,355
Deferred taxes — current portion	43,810	—	25,351	51,035	120,196
Total current assets	489,332	83,285	1,384,464	(1,188,614)	768,467
Investment in subsidiaries	34,840	—	150,339	(185,179)	—
Property, plant and equipment — net	425,636	825,322	994	—	1,251,952
Intangible asset — net	54,599	—	—	—	54,599
Goodwill	—	94,844	—	—	94,844
Other assets	47,311	16,838	470,115	(198,450)	335,814
Total assets	$1,051,718	$1,020,289	$2,005,912	$(1,572,243)	$2,505,676

Liabilities and shareholders’ equity:
Accounts payable – trade	$38,092	$31,969	$9	$—	$70,070
Due to affiliates	557,022	85,707	246,585	(609,494)	279,820
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	618	—	—	618
Accrued and other current liabilities	18,934	6,428	43,111	—	68,473
Accrued employee benefits costs — current portion	9,803	—	1,280	—	11,083
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	631,666	124,722	465,985	(609,494)	612,879
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	54,018	—	—	54,018
Accrued pension benefit costs — less current portion	4,537	—	16,252	—	20,789
Accrued postretirement benefit costs — less current portion	213,344	—	1,428	—	214,772
Other liabilities/intercompany loan	100,254	548,676	15,301	(622,164)	42,067
Due to affiliates — less current portion	—	—	655,782	—	655,782
Deferred taxes	188,304	21,308	—	(155,407)	54,205
Total noncurrent liabilities	506,439	624,002	938,763	(777,571)	1,291,633
Shareholders’ equity:
Common stock	60	12	410	(72)	410
Additional paid-in capital	292,334	136,790	853,273	(429,124)	853,273
Accumulated other comprehensive income (loss)	(119,100)	5,874	(111,890)	113,226	(111,890)
Retained earnings (accumulated deficit)	(259,681)	128,889	(140,629)	130,792	(140,629)
Total shareholders’ equity	(86,387)	271,565	601,164	(185,178)	601,164
Total liabilities and shareholders’ equity	$1,051,718	$1,020,289	$2,005,912	$(1,572,243)	$2,505,676

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$11,866	$84,499	$—	$96,365
Restricted cash	2,011	—	—	—	2,011
Accounts receivable — net	98,690	14,681	—	—	113,371
Due from affiliates	55,853	6,779	752,954	(778,044)	37,542
Inventories	112,975	32,604	—	(169)	145,410
Prepaid and other assets	4,603	12,981	2,246	—	19,830
Deferred taxes — current portion	66,530	—	11,007	25,573	103,110
Total current assets	340,662	78,911	850,706	(752,640)	517,639
Investment in subsidiaries	22,229	—	20,967	(43,196)	—
Property, plant and equipment — net	436,980	780,879	918	—	1,218,777
Intangible asset — net	61,594	—	—	—	61,594
Goodwill	—	94,844	—	—	94,844
Other assets	41,599	19,297	368,913	(137,429)	292,380
Total assets	$903,064	$973,931	$1,241,504	$(933,265)	$2,185,234

Liabilities and shareholders’ equity:
Accounts payable – trade	$34,993	$29,804	$52	$—	$64,849
Due to affiliates	381,853	56,665	73,734	(229,970)	282,282
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	30,105	—	—	30,105
Accrued and other current liabilities	21,381	4,522	49,240	—	75,143
Accrued employee benefits costs — current portion	9,803	—	1,280	—	11,083
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	455,845	121,096	299,306	(229,970)	646,277
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	309,331	—	—	309,331
Accrued pension benefit costs — less current portion	3,624	—	15,615	—	19,239
Accrued postretirement benefit costs — less current portion	205,092	—	1,323	—	206,415
Other liabilities/intercompany loan	215,839	353,997	—	(542,025)	27,811
Due to affiliates — less current portion	9,314	—	545,550	—	554,864
Deferred taxes	143,421	16,240	—	(118,074)	41,587
Total noncurrent liabilities	577,290	679,568	812,488	(660,099)	1,409,247
Shareholders’ equity:
Common stock	60	12	325	(72)	325
Additional paid-in capital	259,248	85,190	432,270	(344,438)	432,270
Accumulated other comprehensive income (loss)	(172,685)	2,791	(166,572)	169,894	(166,572)
Retained earnings (accumulated deficit)	(216,694)	85,274	(136,313)	131,420	(136,313)
Total shareholders’ equity	(130,071)	173,267	129,710	(43,196)	129,710
Total liabilities and shareholders’ equity	$903,064	$973,931	$1,241,504	$(933,265)	$2,185,234

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$279,524	$91,359	$—	$—	$370,883
Related parties	66,555	26,567	—	—	93,122
	346,079	117,926	—	—	464,005
Cost of goods sold	278,759	77,552	—	(698)	355,613
Gross profit	67,320	40,374	—	698	108,392
Selling, general and admin expenses	11,439	3,006	—	—	14,445
Operating income	55,881	37,368	—	698	93,947
Interest expense – third party	(5,093)	(3,544)	—	—	(8,637)
Interest income (expense) – affiliates	8,835	(8,835)	—	—	—
Interest income	470	728	—	—	1,198
Net loss on forward contracts	(205,246)	—	—	—	(205,246)
Other expense – net	(416)	(2,723)	—	—	(3,139)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(145,569)	22,994	—	698	(121,877)
Income tax expense (benefit)	59,756	(2,435)	—	(276)	57,045
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(85,813)	20,559	—	422	(64,832)
Equity earnings (loss) of subsidiaries and joint ventures	6,216	673	(60,665)	57,943	4,167
Net income (loss)	$(79,597)	$21,232	$(60,665)	$58,365	$(60,665)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$278,358	$77,884	$—	$—	$356,242
Related parties	49,734	—	—	—	49,734
	328,092	77,884	—	—	405,976
Cost of goods sold	248,134	51,357	—	(1,519)	297,972
Gross profit	79,958	26,527	—	1,519	108,004
Selling, general and admin expenses	8,191	185	—	—	8,376
Operating income	71,767	26,342	—	1,519	99,628
Interest expense – third party	(6,160)	(2,639)	—	—	(8,799)
Interest income (expense) – affiliates	7,598	(7,598)	—	—	—
Interest income	60	92	—	—	152
Net loss on forward contracts	(30,456)	—	—	—	(30,456)
Other income (expense) – net	(43)	80	—	—	37
Income before taxes and equity in earnings (loss) of subsidiaries	42,766	16,277	—	1,519	60,562
Income tax expense	(17,439)	(1,123)	—	(547)	(19,109)
Income before equity in earnings (loss) of subsidiaries	25,327	15,154	—	972	41,453
Equity earnings (loss) of subsidiaries and joint ventures	5,181	1,273	45,800	(47,907)	4,347
Net income (loss)	$30,508	$16,427	$45,800	$(46,935)	$45,800

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$573,272	$178,464	$—	$—	$751,736
Related parties	105,968	53,958	—	—	159,926
	679,240	232,422	—	—	911,662
Cost of goods sold	541,249	152,421	—	(1,052)	692,618
Gross profit	137,991	80,001	—	1,052	219,044
Selling, general and administrative expenses	22,542	4,870	—	—	27,412
Operating income	115,449	75,131	—	1,052	191,632
Interest expense – third party	(11,112)	(8,568)	—	—	(19,680)
Interest income (expense) – affiliates	16,896	(16,896)	—	—	—
Interest income	2,069	1,142	—	—	3,211
Net loss on forward contracts	(204,856)	—	—	—	(204,856)
Other income (expense) – net	(325)	(2,970)	—	—	(3,295)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(81,879)	47,839	—	1,052	(32,988)
Income tax benefit (expense)	35,026	(5,665)	—	(403)	28,958
Income (loss) before equity in earnings (loss) of subsidiaries	(46,853)	42,174	—	649	(4,030)
Equity in earnings (loss) of subsidiaries and joint ventures	11,766	1,441	3,584	(9,177)	7,614
Net income (loss)	$(35,087)	$43,615	$3,584	$(8,528)	$3,584

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$531,539	$123,176	$—	$—	$654,715
Related parties	98,207	—	—	—	98,207
	629,746	123,176	—	—	752,922
Cost of goods sold	489,348	81,324	—	(2,222)	568,450
Gross profit	140,398	41,852	—	2,222	184,472
Selling, general and administrative expenses	20,159	336	—	—	20,495
Operating income	120,239	41,516	—	2,222	163,977
Interest expense – third party	(12,550)	(3,000)	—	—	(15,550)
Interest income (expense) – affiliates	15,047	(15,047)	—	—	—
Interest income	116	232	—	—	348
Net loss on forward contracts	(317,216)	—	—	—	(317,216)
Other income (expense) – net	(149)	25	—	—	(124)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(194,513)	23,726	—	2,222	(168,565)
Income tax benefit (expense)	66,690	(643)	—	(800)	65,247
Income (loss) before equity in earnings (loss) of subsidiaries	(127,823)	23,083	—	1,422	(103,318)
Equity in earnings (loss) of subsidiaries and joint ventures	8,715	2,057	(95,771)	92,546	7,547
Net income (loss)	$(119,108)	$25,140	$(95,771)	$93,968	$(95,771)

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(63,558)	$84,645	$—	$21,087
Investing activities:
Purchase of property, plant and equipment	(5,707)	(1,842)	(129)	(7,678)
Nordural expansion	—	(58,981)	—	(58,981)
Proceeds from sale of property	3	540	—	543
Restricted cash deposits	2,599	—	—	2,599
Net cash provided by (used in) investing activities	(3,105)	(60,283)	(129)	(63,517)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(314,800)	—	(314,800)
Excess tax benefits from share-based compensation	—	—	487	487
Intercompany transactions	66,663	265,406	(332,069)	—
Issuance of common stock	—	—	418,105	418,105
Net cash provided by (used in) financing activities	66,663	(19,394)	86,523	133,792
Net change in cash	—	4,968	86,394	91,362
Cash, beginning of the period	—	11,866	84,499	96,365
Cash, end of the period	$—	$16,834	$170,893	$187,727

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$55,402	$11,888	$—	$67,290
Investing activities:
Purchase of property, plant and equipment	(3,556)	(4,008)	(4)	(7,568)
Nordural expansion	—	(109,002)	—	(109,002)
Proceeds from sale of property	10	—	—	10
Restricted cash deposits	(4,001)	—	—	(4,001)
Net cash used in investing activities	(7,547)	(113,010)	(4)	(120,561)
Financing activities:
Borrowings of long-term debt	—	69,000	—	69,000
Repayment of long-term debt	—	(288)	—	(288)
Net repayments under revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,090	1,090
Intercompany transactions	(47,855)	24,959	22,896	—
Issuance of common stock	—	—	2,961	2,961
Net cash provided by (used in) financing activities	(47,855)	93,671	18,878	64,694
Net change in cash and cash equivalents	—	(7,451)	18,874	11,423
Cash and cash equivalents, beginning of period	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of period	$—	$11,554	$17,621	$29,175

17.	Subsequent Events

In July 2007, CAWV signed an extension of the Alcan metal agreement through August 31, 2007 in order to finalize the terms of a new agreement.

In July 2007, Nordural repaid the remaining $8,136 principal balance on their harbor loan and site loans.  In addition, Nordural made a $5,000 principal payment on their senior term loan facility.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words.  These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part I, Item 1, “Financial Statements,” and:

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;

•	The loss of a customer to whom we deliver molten aluminum would increase our production costs and potentially our sales and marketing costs;

•	Glencore owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;

•
We enter into forward sales and hedging contracts with Glencore that help us manage our exposure to fluctuating aluminum prices.  Because Glencore is our sole metal hedge counterparty, a material change in our relationship with Glencore could affect how we hedge our exposure to metal price risk;

•
We could suffer losses due to a temporary or prolonged interruption of the supply of electrical power to one or more of our facilities, which can be caused by unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events;

•
Due to volatile prices for alumina and electrical power, the principal cost components of primary aluminum production, our production costs could be materially impacted if we experience changes to or disruptions in our current alumina or electrical power supply arrangements, production costs at our alumina refining operation increase significantly, or if we are unable to obtain economic replacement contracts for our alumina supply or electrical power as those contracts expire;

•
By expanding our geographic presence and diversifying our operations through the acquisition of bauxite mining, alumina refining and additional aluminum reduction assets, we are exposed to new risks and uncertainties that could adversely affect the overall profitability of our business;

•	Changes in the relative cost of certain raw materials and electrical power compared to the price of primary aluminum could affect our margins;

•	Most of our employees are unionized and any labor dispute could materially impair our ability to conduct our production operations at our unionized facilities;

•
We are subject to a variety of existing environmental laws that could result in unanticipated costs or liabilities and our planned environmental spending over the next three years may be inadequate to meet our requirements;

•	We may not realize the expected benefits of our growth strategy if we are unable to successfully integrate the businesses we acquire;

•
We cannot guarantee that our subsidiary Nordural will be able to complete its planned expansion of the Grundartangi facility (“Grundartangi”) from 220,000 mtpy to 260,000 mtpy in the time forecast or without cost overruns;

•	Our indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;

•	Our planned Helguvik project is subject to various conditions and risks that may affect our ability to complete the project;

•	Continued consolidation of the metals industry may limit our ability to implement our strategic goals effectively; and

•	Any further reduction in the duty on primary aluminum imports into the European Union would further decrease our revenue at Grundartangi.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Equity Offering Raises $414 Million, Net of Offering Costs

In June 2007, we completed a public equity offering of 8,337,500 shares of common stock, which included the exercise of the over-allotment option of 1,087,500 shares of common stock, at a price of $52.50 per share, raising $437.7 million before offering costs.  We sold the 8,337,500 shares of common stock in a simultaneous offering in the United States and Iceland.  Shares of common stock offered and sold in Iceland are represented by global depositary receipts, with one depositary receipt representing one share of common stock.  The offering costs were approximately $23.7 million, representing underwriting discounts and commissions and offering expenses

Repayment of Nordural Debt

In July 2007, Nordural repaid the remaining $8.1 million principal balance on their harbor loan and site loans.  In addition, Nordural made a $5.0 million principal payment on their senior term loan facility.

In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200.0 million of principal of the Nordural senior term loan facility.  The balance of the equity offering proceeds is expected to be used as partial funding for the construction of a greenfield aluminum smelter near Helguvik, Iceland and for general corporate purposes.

Alcan Metal Agreement extended to August 31, 2007

In July 2007, Century Aluminum of West Virginia, Inc.’s (“CAWV”) and Alcan agreed to extend the existing agreement through August 31, 2007 in order to finalize the terms of a new agreement.

Increase in electrical power tariff rates in West Virginia

In May 2007, the West Virginia Public Service Commission (“PSC”) agreed on proposed adjustments to the tariff rates paid by purchasers of electrical power from Appalachian Power Company (“APCo”).  APCo supplies all the electrical power requirements for CAWV’s Ravenswood smelter.  APCo requested an increase in the tariff rate established in July 2006 for pollution control additions and higher than anticipated fuel, purchased power and capacity charges.  The agreement became effective July 1, 2007 and increased the special contract rate for CAWV by approximately ten percent.

Century signs power contracts for Helguvik project

In June 2007, we entered into an electrical power supply agreement with Orkuveita Reykjavikur (“OR”) to supply part of the electrical power for the Helguvik project.  The price of the electrical power provided under the contract will be based on the London Metal Exchange ("LME") price of primary aluminum.  The contract is subject to various conditions.

With this agreement, together with the electric power supply agreement entered into with Hitaveita Suðurnesja hf. (“HS”) in April 2007, we have secured adequate electrical power supplies for the initial phase of the Helguvik project.  The Helguvik smelter would be located approximately 30 miles from the city of Reykjavik and would be operated through our Nordural subsidiary. This site provides a flat location and existing harbor, as well as proximity to the capital and other industry. To date, we have signed a harbor agreement, site agreement and an agreement to grant, as required, the necessary construction licenses and permits and terms regarding principles of taxation, with the Reykjanesbaer Municipal Council, the Gardur Municipal Council and the Reykjanes Harbour Board. The first phase of construction is currently being planned based on the anticipated availability of up to 250 MW of power in 2010, corresponding to a production capacity of about 150,000 mtpy. An additional 185 MW is expected to become available by 2015 which would allow us to increase the Helguvik project’s capacity to approximately 250,000 mtpy. Successful completion of the Helguvik project is subject to various conditions.

EU lowers European import duty for primary aluminum

In May 2007, the European Union (“EU”) members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.  We do not expect the change in the import duty to have a material effect on our financial position or results of operations.

Century signs Memorandum of Understanding with Guangxi Investment Group Company

In June 2007, we signed a memorandum of understanding with the Guangxi Investment Group Company to explore the feasibility of developing a high purity aluminum reduction project and related bauxite and alumina supplies in China.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net sales:
Third-party customers	$370,883	$356,242	$751,736	$654,715
Related party customers	93,122	49,734	159,926	98,207
Total	$464,005	$405,976	$911,662	$752,922

Gross profit	$108,392	$108,004	$219,044	$184,472

Net income (loss)	$(60,665)	$45,800	$3,584	$(95,771)

Earnings (loss) per common share:
Basic	$(1.77)	$1.41	$0.11	$(2.96)
Diluted	$(1.77)	$1.35	$0.10	$(2.96)

Shipments – primary aluminum (millions of pounds):
Direct	292.1	292.3	582.2	584.2
Toll	123.8	86.3	240.8	140.4
Total	415.9	378.6	823.0	724.6

Net Sales (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$464.0	$406.0	$58.0	14.3%
Six months ended June 30,	$911.7	$752.9	$158.8	21.1%

Higher price realizations for primary aluminum in the three months ended June 30, 2007, due to improved LME prices for primary aluminum, contributed $24.4 million to the sales increase.  Additional net sales volume contributed $33.6 million to the sales increase.  Direct shipments were 0.2 million pounds less than the same period in 2006 with toll shipments 37.5 million pounds more than the same period in 2006 due to the Nordural expansion capacity coming on-stream during the second half of 2006.

Higher price realizations for primary aluminum in the six months +ended June 30, 2007, due to improved LME prices for primary aluminum, contributed $73.1 million to the sales increase.  Additional sales volume contributed $85.7 million to the sales increase.  Direct shipments were 2.0 million pounds less than the same period in 2006 with toll shipments 100.4 million pounds more than the same period in 2006 period due to the Nordural expansion capacity continuing to come on-stream during the second half of 2006.

Gross Profit (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$108.4	$108.0	$0.4	0.4%
Six months ended June 30,	$219.0	$184.5	$34.5	18.7%

During the three months ended June 30, 2007, improved price realizations, net of market-based alumina cost and LME-based power cost increases, improved gross profit by $4.7 million.  Increased shipment volume contributed $13.6 million in additional gross profit.  Offsetting these gains were $17.9 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $3.0 million; increased costs for maintenance, materials and supplies, $7.7 million; increased costs for Gramercy alumina, $2.6 million; increased net amortization and depreciation charges, primarily at Grundartangi, $1.8 million; other cost increases, $2.8 million.

During the six months ended June 30, 2007, improved price realizations, net of market-based alumina cost and LME-based power cost increases, improved gross profit by $40.3 million.  Increased shipment volume contributed $35.3 million in additional gross profit.  Partially offsetting these gains were $41.1 million in net cost increases comprised of:  increased power and natural gas costs at our U.S. smelters, $6.8 million; increased costs for maintenance, supplies and materials, $15.9 million; increased costs for Gramercy alumina, $4.2 million; increased net amortization and depreciation charges, primarily at Grundartangi, $5.8 million; other cost increases, $8.4 million.

Selling, general and administrative expenses (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$14.4	$8.4	$6.0	71.4%
Six months ended June 30,	$27.4	$20.5	$6.9	33.7%

The increases in selling, general and administrative expenses for the three and six months ended June 30, 2007 were primarily due to spending on the proposed Helguvik project and other expenses incurred for other business development activities.

Interest expense (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$8.6	$8.8	$(0.2)	(2.3)%
Six months ended June 30,	$19.7	$15.6	$4.1	26.3%

Decreases in interest expense for the three months ended June 30, 2007 from the same period in 2006 are due to decreased interest on the Nordural senior term loan facility due to lower average loan balances, offset by less capitalized interest.  Increases in interest expense for the six months ended June 30, 2007 from the same period in 2006 are primarily due to a reduction in capitalized interest related to the Grundartangi expansion.

Net loss on forward contracts (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$(205.2)	$(30.5)	$(174.7)	(572.8)%
Six months ended June 30,	$(204.9)	$(317.2)	$112.3	35.4%

The loss on forward contracts for the three and six months ended June 30, 2007 and 2006, respectively, were primarily a result of mark-to-market adjustments associated with our long term financial sales contracts that do not qualify for cash flow hedge accounting.  Cash settlements of financial metal sales contracts that do not qualify for cash flow hedge treatment for the three month periods ended June 30, 2007 and 2006 were $27.8 million and $19.0 million, respectively.  Cash settlements of financial metal sales contracts that do not qualify for cash flow hedge treatment for the six months ended June 30, 2007 and 2006 were $54.9 million and $32.2 million, respectively.

Tax provision (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$57.0	$(19.1)	$76.1	398.4%
Six months ended June 30,	$29.0	$65.2	$(36.2)	(55.5)%

The changes in the income tax provision were a result of the changes in pre-tax income and losses, changes in the level of earnings and losses within the various tax jurisdictions in which we operate and a change in the West Virginia tax law.  We recorded a tax benefit of $4.3 million in the three months ended June 30, 2007 to increase the carrying amount of deferred tax assets as a result of a West Virginia tax law change.

Equity in earnings of joint venture (in millions)	2007	2006	$ Difference	% Difference
Three months ended June 30,	$4.2	$4.3	$(0.1)	(2.3)%
Six months ended June 30,	$7.6	$7.5	$0.1	1.3%

Our equity in earnings of joint ventures represents our share of profits from third party bauxite, hydrate and chemical grade alumina sales from the Gramercy and St. Ann Bauxite Ltd investments.

Liquidity and Capital Resources

Our statements of cash flows for the six months ended June 30, 2007 and 2006 are summarized below:

	Six months ended June 30,
	2007	2006
	(dollars in thousands)
Net cash provided by operating activities	$21,087	$67,290
Net cash used in investing activities	(63,517)	(120,561)
Net cash provided by financing activities	133,792	64,694
Net change in cash	$91,362	$11,423

Net cash from operating activities in the six months ended June 30, 2007 was $21.1 million, which included a $121.7 million use of cash for the purchase of short-term investments.  Such investments generally yield higher returns than cash or other money market instruments.  Including those investments, our net cash from operating activities increased due to improved market conditions and additional shipment volume from Grundartangi.

Our net cash used in investing activities for the six months ended June 30, 2007 was $63.5 million, primarily a result of the ongoing Phase V expansion of the Grundartangi facility.  The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations offset by the return of cash deposits for energy purchases and proceeds from the sale of assets.  Our net cash used in investing activities for the six months ended June 30, 2006 was $120.6 million, primarily a result of the expansion of the Grundartangi facility to 220,000 mpty capacity (Phase III/IV expansion).  The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and cash placed on deposit to support future energy purchases.

Net cash provided by financing activities during the six months ended June 30, 2007 was $133.8 million.  We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $30.0 million, which was offset by principal payments of $314.8 million on Nordural debt.  We received net proceeds from the issuance of common stock of $418.1 million related to our equity offering in June 2007 and the exercise of stock options, and recognized excess tax benefits from share-based compensation of $0.5 million.  Net cash provided by financing activities during the six month periods June 30, 2006 was $64.7 million.  We increased our borrowings under Nordural’s $365.0 million senior term loan facility by $69.0 million during that period.  We also received proceeds from the issuance of common stock of $3.0 million related to the exercise of stock options and recognized excess tax benefits from share-based compensation of $1.1 million, which amounts were offset by repayments on our revolving credit facility of $8.1 million and other repayments of long-term debt of $0.3 million.

Liquidity

Our principal sources of liquidity are cash flow from operations and available borrowings under our $100 million senior secured revolving credit facility (“Credit Facility”).  We believe these sources of cash will be sufficient to meet our near-term working capital needs.  We have not determined the sources of funding for our long-term debt repayment requirements; however, we believe that our cash flow from operations, available borrowing under our revolving credit facility and, to the extent necessary and/or economically attractive, future financial market activities will be adequate to address our long-term liquidity requirements.  Our principal uses of cash are operating costs, settlement payments on our derivative contracts, payments of interest on our outstanding debt, the funding of capital expenditures, investments in related businesses, working capital and other general corporate requirements.

In June 2007, we used a portion of the proceeds of an equity offering to repay $200.0 million of principal on the Nordural senior term loan facility.  During the six months ended June 30, 2007, we made $314.5 million in principal payments on the Nordural senior term loan facility.

As of June 30, 2007, we had $487.5 million of indebtedness outstanding, including $250.0 million of principal under our 7.5% senior notes, $175.0 million of principal under our 1.75% convertible senior notes, $46.5 million in principal under the senior term loan facility at Nordural, $7.8 million of principal under our industrial revenue bonds, and $8.2 million of principal for various site loans at Nordural.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 7 to the consolidated financial statements.

As of June 30, 2007, we had borrowing availability of $97.7 million under our Credit Facility, subject to customary covenants.  We issued letters of credit totaling $2.3 million.  We had no other outstanding borrowings under the Credit Facility as of June 30, 2007.  We could issue up to a maximum of $25.0 million in letters of credit under the Credit Facility.

We are party to primary aluminum financial sales contracts with Glencore. In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral, for outstanding balances on these contracts.

Capital Resources

Capital expenditures for the six months ended June 30, 2007 were $66.7 million, $59.0 million of which was for the ongoing expansion projects at Grundartangi, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements.  Exclusive of the Grundartangi expansion, we anticipate capital expenditures of approximately $30.0 million in 2007.  The Phase V expansion will require approximately $95.0 million of capital expenditures in 2007 to complete the expansion to 260,000 mtpy.  At June 30, 2007, we had outstanding capital commitments of approximately $27.4 million, primarily related to the Grundartangi Phase V expansion project.  We expect to incur approximately $10.0 million for preliminary project development costs for the Helguvik greenfield project in 2007, of which approximately 75 percent will be expensed (not capitalized) in selling, general and administrative expenses in 2007.  Our cost commitments for the Grundartangi expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Euro and the Icelandic krona.

In May 2006, we purchased foreign currency options with a notional value of $41.6 million to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the ongoing Grundartangi expansion project to 260,000 mtpy.  As of June 30, 2007 and December 31, 2006, the notional value outstanding on the foreign currency options was $9.9 million and $31.2 million, respectively.  The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through November 2007.  The critical terms of the contracts match those of the underlying exposure.

As of June 30, 2007, the fair value of the foreign currency options of $2.3 million was recorded in other assets.  Accumulated other comprehensive loss includes an unrealized gain, net of tax, of $3.5 million related to the foreign currency options.

Other Contingencies

Hawesville Electrical Power

In February 2007, we were informed that the Corps of Engineers is planning to lower reservoir water levels on the Cumberland River for repair and maintenance.  This may reduce electrical production from the dams of these reservoirs that were expected to provide a portion of the electrical power we purchase from Big Rivers for use by our Hawesville facility during 2007.  If Big Rivers is unable to provide sufficient electricity our Hawesville facility, we will be required to purchase electricity from alternate sources at market prices.

Based on current expectations of reservoir levels, we expect any impact to be limited to the summer months, when usage rates on the Big Rivers system are at peak consumption.  We have purchased electrical power from alternative sources for the summer period and we paid market prices which represent a premium over and above our power contracts for this energy.  Based on the current market for electrical power, we do not expect the payment of the premium to have a material adverse effect on our financial condition, results of operation or liquidity.

Income Tax

Our income tax returns are periodically examined by various tax authorities.  Our federal income tax returns for 2000 through 2002 are currently under examination by the Internal Revenue Service (IRS).  In connection with these examinations, the IRS has raised issues and proposed tax deficiencies.  We have filed an administrative appeal with the IRS and it is likely that this examination will conclude in 2007.  We believe that our tax position is well-supported and, based on current information, do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.

Our federal tax returns beginning in 2003 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia income tax returns for 2003 through 2005 are currently under examination and the majority of other state returns beginning in 2003 are subject to examination.  We are not currently under examination for our Icelandic tax returns and income tax matters have been concluded for years through 2001.

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

Forward Priced Sales as of June 30, 2007
	2007(1)(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)
Base Volume:
Pounds (000)	183,777	240,745	231,485	231,485	826,733
Metric tonnes	83,360	109,200	105,000	105,000	375,000
Percent of capacity	21%	14%	13%	13%	9%
Potential additional volume (2):
Pounds (000)	55,556	220,903	231,485	231,485	826,733
Metric tonnes	25,200	100,200	105,000	105,000	375,000
Percent of capacity	7%	12%	13%	13%	9%

(1)	The forward priced sales in 2007 exclude July 2007 shipments to customers that are priced based upon the prior month’s market price.
(2)
Certain financial contracts included in the forward priced sales base volume for the period 2007 through 2015 contain clauses that trigger potential additional sales volume when the market price for a contract month is above the base contract ceiling price.  These contacts will be settled monthly and, if the market price exceeds the ceiling price for all contract months through 2015, the potential sales volume would be equivalent to the amounts shown.

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, which are described in Primary Aluminum Sales Contract table in Note 9 of the Consolidated Financial Statements, we had forward delivery contracts to sell 63,095 metric tonnes and 132,726 metric tonnes of primary aluminum at June 30, 2007 and December 31, 2006, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 4,160 metric tonnes and 2,538 metric tonnes of primary aluminum at June 30, 2007 and December 31, 2006, respectively, of which 680 metric tonnes were with Glencore at June 30, 2007 (none of the December 31, 2006 fixed price commitments were with Glencore).

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tonnes)
	June 30, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	54,000	25,200	79,200	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	63,000	710,400	773,400	128,500	735,600	864,100

The financial sales contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 710,400 metric tonnes.  These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at June 30, 2007 and December 31, 2006.

On a hypothetical basis, a $200 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $7.7 million after tax on accumulated other comprehensive loss for the contracts designated as cash flow hedges, and lower net income $86.4 million for the contracts designated as derivatives  for the period ended June 30, 2007 as a result of the primary aluminum financial sales contracts outstanding at June 30, 2007 (excluding the potential additional volumes that could be triggered under these contracts).

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	June 30, 2007	December 31, 2006
2007	2,660	2,200
2008	480	480
Total	3,140	2,680

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.9 million, after tax effect, on accumulated other comprehensive loss for the period ended June 30, 2007 as a result of the natural gas financial purchase contracts outstanding at June 30, 2007.

Our metals and natural gas risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production.  As of June 30, 2007, approximately 50% of our production for the remainder of 2007 (including 25,200 metric tonnes of potential additional volume under our derivative sales contracts) is hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed price forward delivery and financial sales contracts.

Grundartangi.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with BHP Billiton, Glencore and Hydro Aluminum whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a natural hedge against the market for primary aluminum.

Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the EU import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.  The decrease is not expected to have a material effect on our financial position or results of operations.

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

Nordural does not currently have financial instruments to hedge commodity price risk. Nordural may hedge such risks in the future.  Nordural has entered into currency options to mitigate a portion of our foreign currency exposure to the Icelandic krona for the Phase V expansion capital expenditures.  See the discussion in the Capital Resources section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Other Market Risks

Interest Rate Risk. As of June 30, 2007, our primary debt obligations are the $250.0 million of senior notes, $175.0 million of convertible senior notes, the $7.8 million in industrial revenue bonds (“IRBs”), borrowings under our revolving credit facility and the Nordural debt, including $46.5 million of borrowings under its senior term loan facility.  Our senior notes and convertible senior notes bear a fixed rate of interest and changes in interest rates do not subject us to changes in future interest expense.  Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the credit agreement.  There were no outstanding borrowings on our revolving credit facility at June 30, 2007.  The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market.  Borrowings under Nordural's senior term loan facility bear interest at a margin over the applicable LIBOR rate.  At June 30, 2007, we had approximately $56.0 million of variable rate borrowings.  A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $0.6 million, assuming no debt reduction.

We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps or other instruments which would have the effect of fixing a portion of our floating rate debt.

Auction Failure Risk.  Our short-term investments are primarily auction-rate securities and could be subject to an auction failure.  In the event of an auction failure, we would be left holding the securities until the next auction with limited access to our investments.  The auction-rate securities have a fixed rate until the next reset date (until the next auction).  If the auction fails, the rate would remain fixed at the previous rate until the next auction.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts and other highly rated liquid money market investments and government securities which are considered cash equivalents and other short-term investments, primarily auction-rate securities with maturities greater than 90 days that are not considered cash equivalents.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

b. Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there have not been any changes in our internal controls over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The following, which supersedes and replaces the risk factors described under "Risk Factors" in Item 1A. of Part I of our 2006 Annual Report on Form 10-K, describes certain of the risks and uncertainties we face that could cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements. These risk factors should be considered together with the other risks and uncertainties described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein.

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

Conversely, as prices for aluminum increase, certain of our hedging transactions, including our forward sales of primary aluminum and our LME-based alumina and power contracts, limit our ability to take advantage of these increased prices. More information about Century's market risks is available in Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

We sell molten aluminum to the major customers of Ravenswood and Hawesville; the loss of one of these major customers would increase our production costs at those facilities and could increase our sales and marketing costs.

Approximately 53% of our consolidated net sales for 2006 was derived from sales to Alcan and Southwire. Alcan’s facility is located adjacent to Ravenswood and Southwire’s facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to these customers, thereby eliminating our casting and shipping costs and our customers’ freight and remelting costs and reducing our sales and marketing costs. Century has contracts with Alcan and Southwire which are due to expire in August 2007 and March 2011, respectively. We may be unable to extend or replace these contracts when they terminate. If we are unable to renew these contracts when they expire, or if either customer significantly reduces its purchases under those contracts, we would incur higher casting and shipping costs and potentially higher sales and marketing costs.

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

Gramercy supplies substantially all the alumina used at Hawesville. Our joint venture bauxite mining operation in St. Ann, Jamaica supplies all of the bauxite used in the production of alumina at Gramercy. If there is a significant disruption of St. Ann bauxite shipments in the future, Gramercy could incur additional costs if it is required to use bauxite from other sources. For example, in the fourth quarter of 2006, a disruption in our Gramercy power supply increased our costs as we replaced Gramercy – supplied alumina with more expensive spot market.

Our business also depends upon the adequate supply of other raw materials, including caustic soda, aluminum fluoride, calcined petroleum coke, pitch, and cathodes, at competitive prices. Although there remain multiple sources for these raw materials worldwide, consolidation among certain North American suppliers has reduced the number of available suppliers in this industry. A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials or other unforeseen factors may adversely affect our operating results if we are unable to secure alternate supplies of these materials at comparable prices.

Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including alumina, caustic soda, aluminum fluoride, calcined petroleum coke, pitch, and cathodes. Because we sell our products based on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments and financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials. In addition, because we have sold forward a certain amount of our production capacity in future years, rising raw material and energy prices would negatively impact our earnings and cash flow.  See “Item 3 - Quantitative and Qualitative Disclosures About Market Risk.”

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. We purchase virtually all of our electricity for our U.S. facilities under fixed-price contracts through 2007. At Mt. Holly, portions of the contracted cost of the electricity supplied to Mt. Holly vary with the supplier’s fuel costs. An increase in these fuel costs would increase the price this facility pays for electricity. Hawesville has unpriced power requirements of approximately 27% of its power requirements from 2008 through 2010. The profitability of Hawesville could be adversely affected if we are unable to obtain power for the unpriced portions of Hawesville’s power requirements at economic rates. We are currently reviewing our options for pricing power in 2008 through 2010 at Hawesville. We are working with a local power company on a proposal that would restructure and extend Hawesville’s existing power supply contract through 2023. If we are not successful at replacing such power requirements, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations. At Ravenswood, power prices have some variability based upon the LME price for primary aluminum and are subject to possible adjustments in the published tariff. For instance, an agreement was reached in a tariff rate case pending before the West Virginia Public Service Commission, or PSC, which became effective July 1, 2007 and which increased the special contract rate for Ravenswood by approximately 10%. Other possible future rate cases could lead to a further increase in the price that Ravenswood pays for electricity and thereby decrease profit margins. We need to obtain additional electricity for our expansions in Iceland where we have entered into MOUs or contracts. If we are unable to finalize these, we will need to seek alternative sources of electricity, which could increase our costs.

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

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, the European Union (“EU”) and Jamaica. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.

We, along with others, including current and former owners of a facility on St. Croix in the Virgin Islands, formerly owned by a subsidiary of ours, have been sued for alleged natural resources damages at the facility. In addition, in December 2006, we and the company that purchased the assets of our St. Croix facility in 1995 were sued by the Commissioner of the U.S. Virgin Islands Department of Planning and Natural Resources alleging our failure to take certain actions specified in a Virgin Islands Coastal Zone management permit issued to our subsidiary, Virgin Island Alumina Corporation LLC, in October 1994. Also, in July 2006, Century was named as a defendant together with certain affiliates of Alcan Inc. in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. Our known liabilities with respect to these and other matters relating to environmental compliance and cleanup, based on current information, are not expected to be material. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity and our operating results. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Environmental Expenditures and Other Contingencies” in our 2006 Annual Report on Form 10-K and Note 8 to our consolidated financial statements herein for additional information regarding our environmental matters and associated costs and risks.

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

Accordingly, ourpast or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated.

International operations expose us to political, regulatory, currency and other related risks.

Grundartangi, in Iceland, was our first facility located outside of the United States. Following completion of the ongoing expansion at that facility, it will represent approximately 33% of our overall primary aluminum production capacity. We also intend to construct a greenfield aluminum smelter near Helguvik, Iceland and are exploring opportunities in other countries. The St. Ann bauxite operations related to the Gramercy plant are located in Jamaica. We are considering the development of greenfield upstream aluminum projects in several foreign countries, including the Republic of Congo and Jamaica. We may in the future consider other investments in other foreign countries. International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. For example, Nordural’s revenues are denominated in U.S. dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros. In addition, a majority of our costs in connection with the ongoing expansion of the Grundartangi facility are denominated in currencies other than the U.S. dollar. As we continue to expand the Grundartangi facility, construct the Helguvik facility and explore other opportunities, our currency risk with respect to the Icelandic krona and other foreign currencies will significantly increase.

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

We are highly leveraged. We had an aggregate of approximately $487.5 million of outstanding indebtedness as of June 30, 2007. In addition, we could borrow additional amounts under our $100 million credit facility, and we expect to incur additional indebtedness to finance the Helguvik project. The level of our indebtedness could have important consequences, including:

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

We will be required to settle in cash up to the principal amount of our $175 million convertible notes (which are convertible by the holder at any time) upon conversion, which could increase our debt service obligations. In addition to our indebtedness, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our ability to pursue our growth strategy. More information about our liquidity and debt service obligations is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” included herein.

We are also exposed to risks of interest rate increases. We had approximately $56.0 million of debt with variable interest rates at June 30, 2007, of which approximately $46.5 million were borrowings under Nordural’s $365 million senior term loan facility. Nordural’s annual debt service requirements will vary, as amounts outstanding under its term loan facility bear interest at a variable rate.

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

Our revolving credit facility and the indenture governing our senior unsecured notes each contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, which may impair our ability to pursue our growth strategy. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - “Liquidity and Capital Resources.” Any failure to comply with those covenants may constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.

Substantially all of Nordural’s assets are pledged as security under its term loan facility. In addition, the shares of Nordural have been pledged to the lenders as collateral. If Nordural is unable to comply with the covenants in its term loan, the lenders would be able to cause all or part of the amounts outstanding under the loan facility to be immediately due and payable and foreclose on any collateral securing the loan facility. The term loan facility also contains restrictions on Nordural’s ability to pay dividends, including a requirement that Nordural make a repayment of principal in an amount equal to 50% of any dividend paid to shareholders. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

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

The Helguvik project is subject to certain conditions and risks.

We intend to use the net proceeds from our June 2007 equity offering primarily as part of the funding for the construction of a greenfield aluminum smelter near Helguvik, Iceland. This project is subject to various Icelandic regulatory and other approvals and conditions. Recently, there has been increasing opposition among some voters in Iceland to the construction of new aluminum smelters and the further development of heavy industry in general. In March 2007, a local referendum in another area of Iceland resulted in the disapproval of a smelter expansion project proposed by another primary aluminum producer for the municipality in which the referendum was held. There can be no assurance that we will receive the necessary approvals to proceed with construction of our Helguvik smelter, on a timely basis or at all. In addition, such approvals as we do receive may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint. Even if we receive necessary approvals on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule. In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material negative impact on our financial performance and future prospects. To successfully execute this project, we will also need to arrange additional financing and either enter into tolling arrangements or secure a supply of alumina.

If we are unable to procure a reliable source of power, the proposed Helguvik project would not be feasible.

Our proposed greenfield smelter near Helguvik, Iceland will require generation and transmission of geothermally-generated electricity to power the smelter. Our wholly-owned Iceland subsidiary, Nordural Helguvik sf, has entered into agreements with two providers of geothermal power in Iceland for a substantial portion of this power. These two power company agreements are subject to certain conditions, some of which are not expected to be satisfied until the second quarter of 2008. These conditions include approvals by the boards of directors of the power companies, as well as environmental agency approvals. Additionally, Nordural Helguvik is in the process of finalizing with Iceland’s transmission company an agreement to transmit the power to the new smelter. Conclusion of this power-transmission agreement will require consent of the municipalities affected by the transmission of the power. Generation of the electrical power contracted for the Helguvik smelter will require successful development of new geothermal energy sources within designated areas in Iceland. If there are construction delays or technical difficulties in developing these new geothermal fields, power may be delayed or may not be available. Factors which could delay or impede the generation and delivery of electric power are substantially beyond our ability to control, influence or predict.

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

The market price of our common stock has experienced significant volatility from time to time, and this volatility may continue in the future. From January 1, 2006, through August 7, 2007, the intra-day sales price of our common stock on NASDAQ ranged from $26.14 to $67.85 per share. In addition, the securities markets have experienced significant price and volume fluctuations. The market price for our common stock may be affected by a number of factors, including actual or anticipated variations in our quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommendations by securities analysts, changes in research coverage by securities analysts, any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry, including with respect to our major competitors, and sales of substantial numbers of shares by current holders of our common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to our operating performance may cause the market price of our common stock to be volatile.

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

In addition, several of our officers have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of Century. Our 1996 Stock Incentive Plan, as amended, also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change in control, and our Non-Employee Directors' Stock Option Plan provides for acceleration of an option holder's ability to exercise stock options upon a change in control.

This list of significant risk factors is not all-inclusive or necessarily in order of importance.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held May 23, 2007.  The following are the results of stockholder voting on proposals that were presented and adopted:

1.  The election of the following directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2010:

	For	Withheld
John C. Fontaine	29,809,192	610,959
John P. O’Brien	30,238,856	181,295
Peter C. Jones	30,244,694	175,457

2.  To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

	For	Against	Abstain	Broker Non-votes
Ratify Deloitte and Touche LLP	30,342,135	67,616	10,400	0

Item 6.  Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

4.1
Supplemental Indenture No. 6 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
X
4.2
Supplemental Indenture No. 4 for Century Aluminum Company’s 7.5% Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
X
10.1	Toll Conversion Agreement 2, dated as of April 30, 2007 by Nordural ehf and Glencore AG. ***	8-K/A	000-27918	May 4, 2007	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certifications				X

*** - Confidential information was omitted form this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 9, 2007	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	August 9, 2007	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

4.1
Supplemental Indenture No. 6 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
X
4.2
Supplemental Indenture No. 4 for Century Aluminum Company’s 7.5% Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
X
10.1	Toll Conversion Agreement 2, dated as of April 30, 2007 by Nordural ehf and Glencore AG. ***	8-K/A	000-27918	May 4, 2007	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certifications				X

*** - Confidential information was omitted form this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.