Form 10-Q
period 2007-09-30
CENTURY ALUMINUM CO
filed 2007-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007.

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

The registrant had 40,973,805 shares of common stock outstanding at October 31, 2007.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
ASSETS	(UNAUDITED)
Cash	$64,776	$96,365
Restricted cash	867	2,011
Short-term investments	258,727	--
Accounts receivable — net	100,127	113,371
Due from affiliates	27,693	37,542
Inventories	166,400	145,410
Prepaid and other current assets	20,194	19,830
Deferred taxes — current portion	116,042	103,110
Total current assets	754,826	517,639
Property, plant and equipment — net	1,259,776	1,218,777
Intangible asset — net	51,101	61,594
Goodwill	94,844	94,844
Other assets	323,824	292,380
TOTAL ASSETS	$2,484,371	$2,185,234
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$72,859	$64,849
Due to affiliates	225,960	282,282
Accrued and other current liabilities	44,250	75,143
Long term debt — current portion	--	30,105
Accrued employee benefits costs — current portion	11,083	11,083
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	536,967	646,277
Senior unsecured notes payable	250,000	250,000
Nordural debt	20,000	309,331
Accrued pension benefits costs — less current portion	15,987	19,239
Accrued postretirement benefits costs — less current portion	209,092	206,415
Due to affiliates – less current portion	716,636	554,864
Other liabilities	40,686	27,811
Deferred taxes	59,860	41,587
Total noncurrent liabilities	1,312,261	1,409,247
CONTINGENCIES AND COMMITMENTS (NOTE 8)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 40,958,071 and 32,457,670 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively)	410	325
Additional paid-in capital	854,545	432,270
Accumulated other comprehensive loss	(86,653)	(166,572)
Accumulated deficit	(133,159)	(136,313)
Total shareholders’ equity	635,143	129,710
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,484,371	$2,185,234

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(UNAUDITED)
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
NET SALES:
Third-party customers	$360,336	$312,038	$1,112,072	$966,753
Related parties	94,035	69,239	253,961	167,446
	454,371	381,277	1,366,033	1,134,199
Cost of goods sold	369,875	310,303	1,062,493	878,753
Gross profit	84,496	70,974	303,540	255,446

Selling, general and administrative expenses	13,372	8,144	40,784	28,639
Operating income	71,124	62,830	262,756	226,807

Interest expense	(6,099)	(10,271)	(26,794)	(25,822)
Interest income	3,442	448	7,668	797
Net gain (loss) on forward contracts	(75,041)	210,268	(279,897)	(106,948)
Other income (expense) - net	(131)	3	(3,426)	(121)
Income (loss) before income taxes and equity in earnings of joint ventures	(6,705)	263,278	(39,693)	94,713
Income tax (expense) benefit	10,438	(92,922)	39,396	(27,675)
Income (loss) before equity in earnings of joint ventures	3,733	170,356	(297)	67,038
Equity in earnings of joint ventures	3,737	3,583	11,351	11,130
Net income	$7,470	$173,939	$11,054	$78,168

EARNINGS PER COMMON SHARE:
Basic	$0.18	$5.36	$0.31	$2.41
Diluted	$0.17	$5.26	$0.29	$2.38
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	40,957	32,438	35,927	32,374
Diluted	43,459	33,148	38,246	33,515

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(UNAUDITED)
	Nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,054	$78,168
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	201,999	62,766
Depreciation and amortization	57,735	50,090
Deferred income taxes	(38,822)	(26,224)
Pension and other post retirement benefits	6,499	11,005
Stock-based compensation	3,765	4,603
Excess tax benefits from share-based compensation	(516)	(1,244)
(Gain) loss on disposal of assets	(49)	43
Non-cash loss on early extinguishment of debt	2,461	--
Increase in short-term investments – net	(258,727)	--
Undistributed earnings of joint ventures	(11,351)	(11,130)
Changes in operating assets and liabilities:
Accounts receivable – net	13,244	628
Due from affiliates	9,849	(9,562)
Inventories	(20,990)	(29,084)
Prepaid and other current assets	(1,988)	(4,564)
Accounts payable – trade	11,849	(784)
Due to affiliates	12,018	3,129
Accrued and other current liabilities	(52,289)	(6,381)
Other – net	13,519	(3,949)
Net cash provided by (used in) operating activities	(40,740)	117,510

CASH FLOWS FROM INVESTING ACTIVITIES:
Nordural expansion	(79,560)	(155,756)
Purchase of property, plant and equipment	(13,693)	(10,610)
Restricted and other cash deposits	3,744	(3,998)
Proceeds from sale of property, plant and equipment	543	22
Net cash used in investing activities	(88,966)	(170,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	30,000	89,000
Repayment of long-term debt	(349,436)	(434)
Net repayments under revolving credit facility	--	(8,069)
Excess tax benefits from shared-based compensation	516	1,244
Issuance of common stock – net of issuance costs	417,037	3,433
Net cash provided by financing activities	98,117	85,174
NET CHANGE IN CASH	(31,589)	32,342
Cash, beginning of the period	96,365	17,752
Cash, end of the period	$64,776	$50,094

See notes to consolidated financial statements

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements
        Nine month periods ended September 30, 2007 and 2006
        (Dollars in thousands, except share and per share data)
        (UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first nine months of 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

During 2007, we purchased short-term investments primarily in variable-rate demand notes and auction rate securities.  These investments have underlying maturities in excess of 90 days and are not considered cash equivalents.  Our accounting policy for these short-term investments is as follows:

Short-term investments – We account for short-term investment securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At September 30, 2007, our short-term investments were classified as trading securities and recorded at fair value with unrealized holding gains and losses included in net earnings.

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

In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200,000 of principal of the Nordural senior term loan facility.  The balance of the equity offering proceeds is expected to be used as partial funding for the construction of a greenfield aluminum smelter near Helguvik, Iceland and for general corporate purposes.

3.	Earnings Per Share

The following tables provide a reconciliation of the computation of basic and diluted earnings per share:

	For the three months ended September 30,
	2007			2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income	$7,470			$173,939
Basic EPS:
Income applicable to common shareholders	7,470	40,957	$0.18	173,939	32,438	$5.36
Effect of Dilutive Securities:
Options	--	66		--	60
Service-based stock awards	--	80		--	94
Assumed conversion of convertible debt	--	2,356		490	556
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$7,470	43,459	$0.17	$174,429	33,148	$5.26

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

	For the nine months ended September 30,
	2007			2006
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income	$11,054			$78,168
Basic EPS:
Income applicable to common shareholders	11,054	35,927	$0.31	78,168	32,374	$2.41
Effect of Dilutive Securities:
Options	--	60		--	78
Service-based stock awards	--	77		--	88
Assumed conversion of convertible debt	--	2,182		1,470	975
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$11,054	38,246	$0.29	$79,638	33,515	$2.38

Options to purchase 446,288 and 360,872 shares of common stock were outstanding as of September 30, 2007 and 2006, respectively.  For the three months ended September 30, 2007, 34,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  For the nine month period ended September 30, 2007, approximately 48,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  Based on the average price for our common stock in the three and nine months ended September 30, 2007, we would have been required to issue approximately 2,356,000 and 2,182,000 shares, respectively, upon an assumed conversion of our convertible debt.

For the three month period ended September 30, 2006, 63,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  Based on the average price for our common stock in the three and nine months ended September 30, 2006, we would have been required to issue approximately 556,000 and 975,000 shares, respectively, upon an assumed conversion of our convertible debt.  For the nine month period ending September 30, 2006, approximately 33,000 options were excluded from the calculation because the option exercise prices were greater than the average market price of the underlying common shares.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.  There were 82,834 and 94,000 unvested shares of service-based stock outstanding at September 30, 2007 and 2006, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be achieved.

4.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. As a result of adoption, we decreased our January 1, 2007 retained earnings balance by approximately $7,900.  As of the adoption date, we had unrecognized tax benefits of $21,800.  If recognized, $18,300 of this amount would affect the effective tax rate.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We recognized approximately $5,000 of interest, net of federal benefits, at January 1, 2007 which is included as a component of the $21,800 net unrecognized tax benefits noted above.  During the three and nine months ended September 30, 2007, we recognized as income tax expense approximately $800 and $2,300, respectively, in potential interest associated with uncertain tax positions.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions within the United States, and in Iceland.  We have substantially concluded all material U.S. federal income tax matters for years through 1999.  Federal income tax returns for 2000 through 2002 are currently under examination by the Internal Revenue Service (“IRS”).  In connection with these examinations, the IRS has raised issues and proposed tax deficiencies.  We have filed an administrative appeal with the IRS and this examination may conclude in 2007.  We believe our tax position is well supported and, based on current information, we do not believe the outcome of the tax audit will have a material adverse impact on our financial condition or results of operations.  Our federal income tax returns beginning in 2003 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia income tax returns for 2004 through 2006 are currently under examination and the majority of other state returns beginning in 2004 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months with the exception of reductions for potential payments to the IRS to settle the examination as noted above.

During the nine months ended September 30, 2007, we recognized a $4,311 tax benefit related to the increase in the carrying amount of deferred tax assets as a result of a tax law change in West Virginia.

5.	Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Raw materials	$74,272	$61,749
Work-in-process	22,712	20,528
Finished goods	6,308	5,435
Operating and other supplies	63,108	57,698
Total Inventories	$166,400	$145,410

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

6.	Goodwill and Intangible Asset

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

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of September 30, 2007, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $104,885.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

For the three month periods ended September 30, 2007 and 2006, amortization expense for the intangible asset totaled $3,498 and $3,263, respectively.  For the nine month periods ended September 30, 2007 and 2006, amortization expense for the intangible asset totaled $10,493 and $9,787, respectively.  For the year ending December 31, 2007, the estimated aggregate amortization expense for the intangible asset will be approximately $13,991.  The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

	2008	2009	2010
Estimated amortization expense	$15,076	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with SFAS 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

7.	Debt

	September 30, 2007	December 31, 2006
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(5)	$175,000	$175,000
Hancock County industrial revenue bonds (“IRBs”) due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	--	30,105
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (5)(6)(8)	250,000	250,000
Nordural’s senior term loan facility, maturing in 2010, interest payable monthly (variable interest rate) (3)(4)(7)	20,000	301,500
Nordural’s various loans, with interest rates ranging from 5.55% to 6.75% due through 2020 (9)	--	7,831
Total Debt	$452,815	$772,251

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2007 was 4.14%.

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

(3)
Nordural’s senior term loan interest rate at September 30, 2007 was 6.68%. The senior term loan facility contains customary covenants, including limitations on additional indebtedness, investments, capital expenditures (other than related to the expansion project), dividends, and hedging agreements.  Nordural is also subject to various financial covenants, including a net worth covenant and certain maintenance covenants, including minimum interest coverage and debt service coverage beginning as of December 31, 2006.

(4)
Nordural's obligations under the senior term loan facility are secured by a pledge of all of Nordural's shares pursuant to a share pledge agreement with the lenders.  In addition, substantially all of Nordural's assets are pledged as security under the loan facility.

(5)	Century’s obligations pursuant to the notes are unconditionally, jointly and severally guaranteed, on a senior unsecured basis, by all of our existing domestic restricted subsidiaries.
(6)
The indenture governing these obligations contains customary covenants, including limitations on our ability to incur additional indebtedness, pay dividends, sell assets or stock of certain subsidiaries and purchase or redeem capital stock.

(7)
The senior term loan facility agreement repayment schedule was amended in March 2007 to allow a prepayment of the August 2007 principal payment on March 31, 2007.  In April 2007, a further amendment allowing additional prepayment without penalty preceded an additional prepayment which eliminated all periodic principal payments.  The remaining outstanding principal amount is due February 28, 2010.

(8)
On or after August 15, 2009, we have the option to redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

(9)	In July 2007, Nordural repaid the outstanding principal balance on their harbor and site lease agreements.

CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., Century California, LLC, Century Aluminum Development LLC and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar for dollar basis.  We have issued letters of credit totaling $2,777 as of September 30, 2007.  We had no other outstanding borrowings under the Credit Facility as of September 30, 2007.  As of September 30, 2007, we had a borrowing availability of $97,223 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through September 30, 2007, we have expended approximately $700 on the Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $966 and $605 at September 30, 2007 and December 31, 2006, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010. Under this contract, approximately 73% of this power is at fixed prices.  We continuously review our options to manage the balance, or 27%, of this power and price the remaining power when we believe the combination of price and term are appropriate.  Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E.

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

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

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

The Nordural facility at Grundartangi, Iceland (“Grundartangi”) purchases power from Landsvirkjun, Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) under long-term contracts due to expire in 2019, 2026 and 2028. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum and is from hydroelectric and geothermal sources.

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

In April 2007 and June 2007, Nordural signed electrical power supply agreements with HS and OR, respectively, for the planned primary aluminum reduction facility in Helguvik, Iceland.  Under the agreements, power will be supplied to the planned Helguvik facility in stages, beginning with an initial phase of up to 250 megawatts (“MW”), which will support production capacity of up to 150,000 mtpy.  HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW.  Electricity delivery for this first phase is targeted to begin in late 2010.  The agreements provide for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreements are subject to the satisfaction of certain conditions.

Labor Commitments

Approximately 81% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”).  Our Hawesville, Kentucky plant employees represented by the USWA are under a collective bargaining agreement that will expire on April 1, 2010.  The agreement covers approximately 600 hourly workers at the Hawesville plant.  Our Ravenswood plant employees represented by the USWA are under a labor agreement that will expire on May 31, 2009.  The agreement covers approximately 580 hourly employees at the Ravenswood plant.

Approximately 90% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

Other Commitments and Contingencies

At September 30, 2007 and December 31, 2006, we had outstanding capital commitments of approximately $11,300 and $67,732, respectively, primarily related to the Grundartangi Phase V expansion project.  Our cost commitments for the Grundartangi expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the Icelandic krona and the euro.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

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

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	(1)	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreements	Southwire	240 million pounds per year (high purity molten aluminum) (4)	Through March 31, 2011	Variable, based on U.S. Midwest market
		60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market
		48 million pounds per year (standard-grade molten aluminum)	Through December 31, 2007	Variable, based on U.S. Midwest market

(1)  We and Alcan have agreed to the terms of a new molten metal agreement which is being finalized.  We are currently operating under the terms of the new agreement which provides for metal sales volumes of 19 million pounds per month through December 31, 2008 and 14 million pounds per month from January 2009 through August 31, 2009.

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

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)(2)	Glencore	90,000 mtpy	Through July 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mpty	Through December 31, 2014	LME-based

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

(2) Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum through December 31, 2010.

CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, we had forward delivery contracts to sell 57,740 metric tonnes and 110,953 metric tonnes of primary aluminum at September 30, 2007 and December 31, 2006, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 2,704 metric tonnes and 2,538 metric tonnes of primary aluminum at September 30, 2007 and December 31, 2006, respectively, of which 191 metric tonnes were with Glencore at September 30, 2007 (none of the December 31, 2006 fixed price commitments were with Glencore).

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

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tonnes)
	September 30, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	27,000	12,600	39,600	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	36,000	697,800	733,800	128,500	735,600	864,100

In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral for outstanding balances on these contracts.

The contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 697,800 metric tonnes at September 30, 2007.  These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at September 30, 2007 or December 31, 2006.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	September 30, 2007	December 31, 2006
2007	1,170	2,200
2008	480	480
Total	1,650	2,680

Foreign Currency Options

In May 2006, we purchased foreign currency options with a notional value of $41,627 to hedge a portion of our foreign currency risk from our exposure to the Icelandic krona associated with capital expenditures from the ongoing Phase V project at Grundartangi.  The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No.133”), have maturities through November 2007.  The critical terms of the contracts match those of the underlying exposure.  As of September 30, 2007 and December 31, 2006, the notional value outstanding on the foreign currency options was $3,817 and $31,196, respectively.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

As of September 30, 2007, the fair value of the options of $994 is recorded in other assets.  Included in accumulated other comprehensive income is an after-tax realized and unrealized gains of $3,699.

Based on the fair value of our financial sales contracts for primary aluminum, financial purchase contracts for natural gas and foreign currency options that qualify as cash flow hedges as of September 30, 2007, an accumulated other comprehensive loss of $18,426 is expected to be reclassified as a reduction to earnings over the next 12 month period.

The forward financial sales and purchase contracts and foreign currency options are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy.  If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

10.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2007	2006
Cash paid for:
Interest	$34,058	$36,763
Income tax	48,822	56,745

Cash received for:
Interest	6,843	575
Income tax refunds	--	577

Non-cash investing activities:
Accrued Nordural expansion costs	(2,701)	(2,316)

Non-cash Activities

In the first quarter of 2007, we issued 50,985 shares of common stock as part of our performance share program to satisfy a $2,281 performance share liability to certain key employees.  In addition, we recorded a $7,900 non-cash adjustment to the beginning balance of our retained earnings as part of the adoption of FIN 48, see Note 4.

In 2007, we reclassified the undistributed earnings of our joint ventures in our cash flow statement.  In 2006, these undistributed earnings were included in our cash flow statement in. “Other – net.”

During the nine month period ended September 30, 2007 and 2006, we capitalized interest costs incurred in the construction of equipment of $3,606 and $7,933, respectively.

11.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the nine months ended September 30, 2007	For the year ended December 31, 2006
Beginning balance, ARO liability	$12,864	$11,808
Additional ARO liability incurred	1,529	2,302
ARO liabilities settled	(1,761)	(2,236)
Accretion expense	774	990
Ending balance, ARO liability	$13,406	$12,864

12.	Recently Issued Accounting Standards

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

13.	Comprehensive Income

Comprehensive income:
	Nine months ended September 30,
	2007	2006
Net income	$11,054	$78,168
Other comprehensive income (loss):
Net unrealized (gain) loss on financial instruments, net of tax of $198 and $38,630, respectively	8,454	(68,203)
Net amount reclassified to income, net of tax of $(46,833) and $(34,281), respectively	68,626	60,754
Defined benefit pension and other postemployment benefit plans adjustment, net of $(3,289) tax	2,839	--
Comprehensive income	$90,973	$70,719

14.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$1,032	$722	$3,165	$2,782
Interest cost	1,477	1,465	4,327	3,892
Expected return on plan assets	(1,820)	(1,700)	(5,207)	(5,100)
Amortization of prior service cost	182	202	546	409
Amortization of net gain	303	431	792	858
Net periodic benefit cost	$1,174	$1,120	$3,623	$2,841

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Service cost	$1,751	$1,669	$5,253	$4,605
Interest cost	2,911	2,956	8,733	7,795
Expected return on plan assets	--	--	--	--
Amortization of prior service cost	(540)	(925)	(1,621)	(1,364)
Amortization of net gain	1,284	1,346	3,853	3,417
Net periodic benefit cost	$5,406	$5,046	$16,218	$14,453

CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

Employer contributions

In September 2007, we contributed $7,000 to the Century Aluminum Employees Retirement Plan.

15.	Other Assets

Components of Other Assets:	September 30, 2007	December 31, 2006
Deferred tax assets – noncurrent	$228,966	$203,452
Other assets (primarily investments in joint ventures)	86,107	75,950
Capitalized financing fees	8,751	12,978
	$323,824	$292,380

16.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each of the subsidiary guarantors are 100% owned by Century.  All guarantees are full and unconditional and joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries.  For the three months ended September 30, 2007 and 2006, we allocated total corporate expense of $1,940 and $35 to our subsidiaries, respectively.  For the nine months ended September 30, 2007 and 2006, we allocated total corporate expense of $6,909 and $3,488 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of September 30, 2007 and December 31, 2006, condensed consolidating statements of operations for the three and nine months ended September 30, 2007 and September 30, 2006 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2007 and September 30, 2006 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$4,701	$60,075	$—	$64,776
Restricted cash	867	—	—	—	867
Short-term investments	—	—	258,727	—	258,727
Accounts receivable — net	83,133	16,994	—	—	100,127
Due from affiliates	189,284	4,301	1,022,830	(1,188,722)	27,693
Inventories	129,813	36,378	—	209	166,400
Prepaid and other assets	1,478	12,784	5,932	—	20,194
Deferred taxes — current portion	27,197	—	22,130	66,715	116,042
Total current assets	431,772	75,158	1,369,694	(1,121,798)	754,826
Investment in subsidiaries	37,951	—	186,638	(224,589)	—
Property, plant and equipment — net	422,085	836,710	981	—	1,259,776
Intangible asset — net	51,101	—	—	—	51,101
Goodwill	—	94,844	—	—	94,844
Other assets	48,835	16,591	490,598	(232,200)	323,824
Total assets	$991,744	$1,023,303	$2,047,911	$(1,578,587)	$2,484,371

Liabilities and shareholders’ equity:
Accounts payable – trade	$40,050	$31,213	$1,596	$—	$72,859
Due to affiliates	520,997	88,689	217,045	(600,771)	225,960
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	19,450	6,151	18,649	—	44,250
Accrued employee benefits costs — current portion	9,803	—	1,280	—	11,083
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	598,115	126,053	413,570	(600,771)	536,967
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	20,000	—	—	20,000
Accrued pension benefit costs — less current portion	253	—	15,734	—	15,987
Accrued postretirement benefit costs — less current portion	207,564	—	1,528	—	209,092
Other liabilities/intercompany loan	48,809	557,104	15,300	(580,527)	40,686
Due to affiliates — less current portion	—	—	716,636	—	716,636
Deferred taxes	208,234	24,327	—	(172,701)	59,860
Total noncurrent liabilities	464,860	601,431	999,198	(753,228)	1,312,261
Shareholders’ equity:
Common stock	60	12	410	(72)	410
Additional paid-in capital	292,334	136,790	854,545	(429,124)	854,545
Accumulated other comprehensive income (loss)	(89,710)	6,063	(86,653)	83,647	(86,653)
Retained earnings (accumulated deficit)	(273,915)	152,954	(133,159)	120,961	(133,159)
Total shareholders’ equity	(71,231)	295,819	635,143	(224,588)	635,143
Total liabilities and shareholders’ equity	$991,744	$1,023,303	$2,047,911	$(1,578,587)	$2,484,371

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

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$272,792	$87,544	$—	$—	$360,336
Related parties	60,914	33,121	—	—	94,035
	333,706	120,665	—	—	454,371
Cost of goods sold	289,544	81,509	—	(1,178)	369,875
Gross profit	44,162	39,156	—	1,178	84,496
Selling, general and admin expenses	9,689	3,683	—	—	13,372
Operating income	34,473	35,473	—	1,178	71,124
Interest expense – third party	(6,097)	(2)	—	—	(6,099)
Interest income (expense) – affiliates	9,324	(9,324)	—	—	—
Interest income	3,194	248	—	—	3,442
Net loss on forward contracts	(75,041)	—	—	—	(75,041)
Other expense – net	(59)	(72)	—	—	(131)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(34,206)	26,323	—	1,178	(6,705)
Income tax expense (benefit)	13,889	(3,001)	—	(450)	10,438
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(20,317)	23,322	—	728	3,733
Equity earnings (loss) of subsidiaries and joint ventures	6,083	743	7,470	(10,559)	3,737
Net income (loss)	$(14,234)	$24,065	$7,470	$(9,831)	$7,470

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$266,118	$45,920	$—	$—	$312,038
Related parties	33,432	35,807	—	—	69,239
	299,550	81,727	—	—	381,277
Cost of goods sold	253,258	58,603	—	(1,558)	310,303
Gross profit	46,292	23,124	—	1,558	70,974
Selling, general and admin expenses	7,974	170	—	—	8,144
Operating income	38,318	22,954	—	1,558	62,830
Interest expense – third party	(6,033)	(4,238)	—	—	(10,271)
Interest income (expense) – affiliates	7,749	(7,749)	—	—	—
Interest income	410	38	—	—	448
Net gain on forward contracts	210,268	—	—	—	210,268
Other income (expense) – net	5	(2)	—	—	3
Income before taxes and equity in earnings (loss) of subsidiaries	250,717	11,003	—	1,558	263,278
Income tax expense	(92,102)	(259)	—	(561)	(92,922)
Income before equity in earnings (loss) of subsidiaries	158,615	10,744	—	997	170,356
Equity earnings (loss) of subsidiaries and joint ventures	4,218	853	173,939	(175,427)	3,583
Net income (loss)	$162,833	$11,597	$173,939	$(174,430)	$173,939

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$846,064	$266,008	$—	$—	$1,112,072
Related parties	166,882	87,079	—	—	253,961
	1,012,946	353,087	—	—	1,366,033
Cost of goods sold	830,793	233,930	—	(2,230)	1,062,493
Gross profit	182,153	119,157	—	2,230	303,540
Selling, general and administrative expenses	32,231	8,553	—	—	40,784
Operating income	149,922	110,604	—	2,230	262,756
Interest expense – third party	(18,224)	(8,570)	—	—	(26,794)
Interest income (expense) – affiliates	26,220	(26,220)	—	—	—
Interest income	6,278	1,390	—	—	7,668
Net loss on forward contracts	(279,897)	—	—	—	(279,897)
Other income (expense) – net	(384)	(3,042)	—	—	(3,426)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(116,085)	74,162	—	2,230	(39,693)
Income tax benefit (expense)	48,915	(8,666)	—	(853)	39,396
Income (loss) before equity in earnings (loss) of subsidiaries	(67,170)	65,496	—	1,377	(297)
Equity in earnings (loss) of subsidiaries and joint ventures	17,850	2,184	11,054	(19,737)	11,351
Net income (loss)	$(49,320)	$67,680	$11,054	$(18,360)	$11,054

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$797,657	$169,096	$—	$—	$966,753
Related parties	131,639	35,807	—	—	167,446
	929,296	204,903	—	—	1,134,199
Cost of goods sold	742,606	139,927	—	(3,780)	878,753
Gross profit	186,690	64,976	—	3,780	255,446
Selling, general and administrative expenses	28,133	506	—	—	28,639
Operating income	158,557	64,470	—	3,780	226,807
Interest expense – third party	(18,584)	(7,238)	—	—	(25,822)
Interest income (expense) – affiliates	22,796	(22,796)	—	—	—
Interest income	527	270	—	—	797
Net loss on forward contracts	(106,948)	—	—	—	(106,948)
Other income (expense) – net	(144)	23	—	—	(121)
Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	56,204	34,729	—	3,780	94,713
Income tax expense	(25,412)	(902)	—	(1,361)	(27,675)
Income before equity in earnings (loss) of subsidiaries	30,792	33,827	—	2,419	67,038
Equity in earnings (loss) of subsidiaries and joint ventures	12,933	2,910	78,168	(82,881)	11,130
Net income (loss)	$43,725	$36,737	$78,168	$(80,462)	$78,168

        CENTURY ALUMINUM COMPANY
        Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(154,357)	$113,617	$—	$(40,740)
Investing activities:
Purchase of property, plant and equipment	(10,738)	(2,826)	(129)	(13,693)
Nordural expansion	—	(79,560)	—	(79,560)
Proceeds from sale of property	3	540	—	543
Restricted cash deposits	3,744	—	—	3,744
Net cash used in investing activities	(6,991)	(81,846)	(129)	(88,966)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(349,436)	—	(349,436)
Excess tax benefits from share-based compensation	—	—	516	516
Intercompany transactions	161,348	280,500	(441,848)	—
Issuance of common stock	—	—	417,037	417,037
Net cash provided by (used in) financing activities	161,348	(38,936)	(24,295)	98,117
Net change in cash	—	(7,165)	(24,424)	(31,589)
Cash, beginning of the period	—	11,866	84,499	96,365
Cash, end of the period	$—	$4,701	$60,075	$64,776

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$91,442	$26,068	$—	$117,510
Investing activities:
Purchase of property, plant and equipment	(5,950)	(4,656)	(4)	(10,610)
Nordural expansion	—	(155,756)	—	(155,756)
Proceeds from sale of property	10	12	—	22
Restricted cash deposits	(3,998)	—	—	(3,998)
Net cash used in investing activities	(9,938)	(160,400)	(4)	(170,342)
Financing activities:
Borrowings of long-term debt	—	89,000	—	89,000
Repayment of long-term debt	—	(434)	—	(434)
Net repayments under revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,244	1,244
Intercompany transactions	(81,504)	33,635	47,869	—
Issuance of common stock	—	—	3,433	3,433
Net cash provided by (used in) financing activities	(81,504)	122,201	44,477	85,174
Net change in cash and cash equivalents	—	(12,131)	44,473	32,342
Cash and cash equivalents, beginning of period	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of period	$—	$6,874	$43,220	$50,094
0

17.	Subsequent Events

In November 2007, Glencore and Century agreed to terms for a long-term alumina supply agreement for the period January 2010 through December 2014.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Glencore alumina  agreement

In November 2007, Glencore and Century agreed to terms for a long-term alumina supply agreement for the period January 2010 through December 2014.

Nordural receives a positive opinion on Helguvik Environmental Impact Assessment

In October 2007, Nordural received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment for our proposed greenfield smelter to be constructed near Helguvik, Iceland.

The Planning Agency concluded that the construction of the aluminum smelter would not have a significantly negative impact on the environment or communities surrounding the proposed site near Helguvik. In addition, the Planning Agency suggested to the municipalities that carbon dioxide quotas be obtained and the environmental status of related power plant and transmission lines be considered, prior to the issuance of construction licenses. We are addressing these suggestions with the municipalities and appropriate authorities and do not believe that this process will impact the timing of the project.

Transmission Agreement signed for Helguvik project

In October 2007, Nordural Helguvik signed a transmission agreement with Landsnet to provide an electrical power transmission system to the Helguvik smelter.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.

Century prices power for Hawesville

In October 2007, Century acquired 22% of the 27% unpriced position of the power requirements for Hawesville for the first six months of 2008.  The power was acquired through Kenergy from Big Rivers and Constellation Energy at fixed prices.  Approximately five percent of Hawesville’s power requirements for the first six months of 2008 and 27% for the balance of 2008 remain unpriced.

Alcan metal agreement

In August 2007, Century Aluminum of West Virginia, Inc.’s (“CAWV”) and Alcan agreed to terms for a long-term metal agreement, which is being finalized, through August 31, 2009.

Increase in electrical power tariff rates in West Virginia

In May 2007, the West Virginia Public Service Commission (“PSC”) tentatively agreed on proposed adjustments to the tariff rates paid by purchasers of electrical power from Appalachian Power Company (“APCo”).  APCo supplies all the electrical power requirements for CAWV’s Ravenswood smelter.  APCo requested an increase in the tariff rate established in July 2006 for pollution control additions and higher than anticipated fuel, purchased power and capacity charges.  The agreement became effective July 1, 2007 and increased the special contract rate for CAWV by approximately ten percent.

Equity offering raises $414 million, net of offering costs

In June 2007, we completed a public equity offering of 8,337,500 shares of common stock, which included the exercise of the over-allotment option of 1,087,500 shares of common stock, at a price of $52.50 per share, raising $437.7 million before offering costs.  We sold the 8,337,500 shares of common stock in a simultaneous offering in the United States and Iceland.  Shares of common stock offered and sold in Iceland are represented by global depositary receipts, with one depositary receipt representing one share of common stock.  The offering costs were approximately $23.7 million, representing underwriting discounts and commissions and offering expenses.

Repayment of Nordural debt

Nordural repaid a total of $349.4 million of principal balances associated with their senior term loan facility, harbor loan and site loans in the nine month period ended September 30, 2007.  In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200.0 million of principal of the Nordural senior term loan facility.  The remaining repayments were provided by available cash and cash generated from operations in the nine month period ended September 30, 2007.

Century signs power contracts for Helguvik project

In June 2007, we entered into an electrical power supply agreement with Orkuveita Reykjavikur (“OR) to supply part of the electrical power for the Helguvik project.  The price of the electrical power provided under the contract will be based on the London Metal Exchange ("LME") price of primary aluminum.  The contract is subject to various conditions.

With this agreement, together with the electric power supply agreement entered into with Hitaveita Suðurnesja hf. (“HS”) in April 2007, we have secured adequate electrical power supplies for the initial phase of the Helguvik project.  The Helguvik smelter would be located approximately 30 miles from the city of Reykjavik and would be operated through our Nordural subsidiary. This site provides a flat location and existing harbor, as well as proximity to the capital and other industry. To date, we have signed an electrical power transmission agreement, a harbor agreement, site agreement and an agreement to grant, as required, the necessary construction licenses and permits and terms regarding principles of taxation, with the Reykjanesbaer Municipal Council, the Gardur Municipal Council and the Reykjanes Harbour Board.  The first phase of construction which corresponds with a production capacity of about 150,000 mtpy is currently being planned based on our expectation that power would be available beginning in 2010 for startup of production. An additional 185 megawatts is expected to become available not later than 2015 which would allow us to increase the Helguvik project’s capacity to approximately 250,000 mtpy. Successful completion of the Helguvik project is subject to various conditions.

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

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
Net sales:
Third-party customers	$360,336	$312,038	$1,112,072	$966,753
Related party customers	94,035	69,239	253,961	167,446
Total	$454,371	$381,277	$1,366,033	$1,134,199

Gross profit	$84,496	$70,974	$303,540	$255,446

Net income	$7,470	$173,939	$11,054	$78,168

Earnings per common share:
Basic	$0.18	$5.36	$0.31	$2.41
Diluted	$0.17	$5.26	$0.29	$2.38

Shipments – primary aluminum (millions of pounds):
Direct	296,509	279,568	878,670	863,722
Toll	134,583	94,331	375,345	234,760
Total	431,092	373,899	1,254,015	1,098,482

Net Sales (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$454.4	$381.3	$73.1	19.2%
Nine months ended September 30,	$1,366.0	$1,134.2	$231.8	20.4%

Higher price realizations for primary aluminum in the three months ended September 30, 2007, due to improved LME prices for primary aluminum, contributed $20.4 million to the sales increase.  Additional net sales volume contributed $52.7 million to the sales increase.  Direct shipments increased 16.9 million pounds from the same period in 2006, primarily due to the temporary shutdown of a potline in August 2006, and toll shipments increased 40.3 million pounds from the same period in 2006 due to the Grundartangi expansion capacity that has come on-stream since September 2006.

Higher price realizations for primary aluminum in the nine months ended September 30, 2007, due to improved LME prices for primary aluminum, contributed $93.5 million to the sales increase.  Additional sales volume contributed $138.3 million to the sales increase.  Direct shipments increased 14.9 million pounds from the same period in 2006, primarily due to the temporary shutdown of a potline in August 2006, with toll shipments increasing 140.6 million pounds from the same period in 2006 due to the Grundartangi expansion capacity that has come on-stream since September 2006.

Gross Profit (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$84.5	$71.0	$13.5	19.0%
Nine months ended September 30,	$303.5	$255.4	$48.1	18.8%

During the three months ended September 30, 2007, improved price realizations, net of LME-based alumina and LME-based power cost increases, improved gross profit by $8.8 million.  Increased shipment volume contributed $14.6 million in additional gross profit.  Offsetting these gains were $9.9 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $2.7 million; increased costs for non-LME-based alumina, $6.3 million; increased net amortization and depreciation charges, primarily at Grundartangi, $1.8 million; other cost decreases, $0.9 million.

During the nine months ended September 30, 2007, improved price realizations, net of LME-based alumina and LME-based power cost increases, improved gross profit by $49.2 million.  Increased shipment volume contributed $50.6 million in additional gross profit.  Partially offsetting these gains were $51.7 million in net cost increases comprised of:  increased power and natural gas costs at our U.S. smelters, $9.8 million; increased costs for maintenance, supplies and materials, $15.3 million; increased costs for our non-LME-based alumina, $10.7 million; increased net amortization and depreciation charges, primarily at Grundartangi, $7.6 million; other cost increases, $8.3 million.

Selling, general and administrative expenses (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$13.4	$8.1	$(5.3)	(65.4)%
Nine months ended September 30,	$40.8	$28.6	$(12.2)	(42.7)%

The increases in selling, general and administrative expenses for the three and nine months ended September 30, 2007 were primarily due to spending on the proposed Helguvik project and expenses incurred for other business development activities.

Interest expense (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$6.1	$10.3	$4.2	40.8%
Nine months ended September 30,	$26.8	$25.8	$(1.0)	(3.9)%

The decrease in interest expense for the three months ended September 30, 2007 from the same periods in 2006 are a result of the substantial repayment during 2007 of Nordural’s outstanding debt, offset by less capitalized interest in 2007.  The increase in interest expense for the nine months ended September 30, 2007 from the same periods in 2006 are a result of higher outstanding debt balances early in 2007 followed by substantial repayment of Nordural’s outstanding debt, offset by less capitalized interest in 2007.

Interest income (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$3.4	$0.4	$3.0	750.0%
Nine months ended September 30,	$7.7	$0.8	$6.9	862.5%

Increases in interest income for the three and nine months ended September 30, 2007 from the same periods in 2006 are a result of the higher average cash and short-term investment balances during 2007 due to increased cash from operations, proceeds of the equity offering and reduced investing activities for the Nordural expansion, offset by the repayment of Nordural’s outstanding debt.

Net gain (loss) on forward contracts (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$(75.0)	$210.3	$(285.3)	(135.7)%
Nine months ended September 30,	$(279.9)	$(106.9)	$(173.0)	(161.8)%

The gains and losses on forward contracts for the three and nine months ended September 30, 2007 and 2006,  were primarily a result of mark-to-market adjustments to the value of our long term financial sales contracts that do not qualify for cash flow hedge accounting.  Cash settlements of financial metal sales contracts that do not qualify for cash flow hedge treatment for the three months ended September 30, 2007 and 2006 were $23.3 million and $9.7 million, respectively.  Cash settlements of financial metal sales contracts that do not qualify for cash flow hedge treatment for the nine months ended September 30, 2007 and 2006 were $78.2 million and $41.9 million, respectively.

Tax provision (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$10.4	$(92.9)	$103.3	111.2%
Nine months ended September 30,	$39.4	$(27.7)	$67.1	242.2%

The changes in the income tax provision were a result of changes in the level of earnings and losses within the various tax jurisdictions in which we operate, changes in the estimate of the current year’s effective tax rate and a change in the West Virginia tax law.  We recorded a tax benefit of $4.3 million in the nine months ended September 30, 2007 to increase the carrying amount of deferred tax assets as a result of a West Virginia tax law change.

Equity in earnings of joint venture (in millions)	2007	2006	$ Difference	% Difference
Three months ended September 30,	$3.7	$3.6	$0.1	2.8%
Nine months ended September 30,	$11.4	$11.1	$0.3	2.7%

Our equity in earnings of joint ventures represents our share of profits from third party bauxite, hydrate and chemical grade alumina sales from the Gramercy and St. Ann Bauxite Ltd investments.

Liquidity and Capital Resources

Our statements of cash flows for the nine months ended September 30, 2007 and 2006 are summarized below:

	Nine months ended September 30,
	2007	2006
	(dollars in thousands)
Net cash (used in) provided by operating activities	$(40,740)	$117,510
Net cash used in investing activities	(88,966)	(170,342)
Net cash provided by financing activities	98,117	85,174
Net change in cash	$(31,589)	$32,342

Net cash used in operating activities in the nine months ended September 30, 2007 was $40.7 million, which included a net $258.7 million use of cash for the purchase of short-term investments.  Such investments generally yield higher returns than cash or other money market instruments.  If we had not used cash to purchase those investments, our net cash from operating activities would have increased due to improved market conditions and additional shipment volume from Grundartangi.

Our net cash used in investing activities for the nine months ended September 30, 2007 was $89.0 million, primarily a result of the ongoing expansion of the Grundartangi facility.  The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations offset by the return of cash deposits for energy purchases and proceeds from the sale of assets.  Our net cash used in investing activities for the nine month period ended September 30, 2006 was $170.3 million, primarily a result of the ongoing expansion of the Grundartangi facility.  The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and cash placed on deposit to support future energy purchases.

Net cash provided by financing activities during the nine months ended September 30, 2007 was $98.1 million.  We increased our borrowings by $30.0 million; this increase was offset by principal payments of $349.4 million on Nordural debt.  We received net proceeds from the issuance of common stock of $417.0 million related to our equity offering in June 2007 and the exercise of stock options, and recognized excess tax benefits from share-based compensation of $0.5 million.  Net cash provided by financing activities during the first nine months of 2006 was $85.2 million.  We increased our borrowings by $89.0 million.  We also received proceeds from the issuance of common stock of $3.4 million related to the exercise of stock options and excess tax benefits from share-based compensation of $1.2 million, which were partially offset by repayments on our revolving credit facility of $8.1 million and on our long-term debt of $0.4 million.

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

As of September 30, 2007, we had $452.8 million of indebtedness outstanding, including $250.0 million of principal under our 7.5% senior notes, $175.0 million of principal under our 1.75% convertible senior notes, $20.0 million of principal under the senior term loan facility at Nordural and $7.8 million of principal under our industrial revenue bonds.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 7 to the consolidated financial statements.

As of September 30, 2007, we had borrowing availability of $97.2 million under our Credit Facility, subject to customary covenants.  We issued letters of credit totaling $2.8 million.  We had no other outstanding borrowings under the Credit Facility as of September 30, 2007.  We could issue up to a maximum of $25.0 million in letters of credit under the Credit Facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar for dollar basis.

We are party to primary aluminum financial sales contracts with Glencore. In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral, for outstanding balances on these contracts.

Capital Resources

Capital expenditures for the nine months ended September 30, 2007 were $93.3 million, $79.6 million of which was for the ongoing expansion projects at Grundartangi, with the balance principally related to upgrading production equipment, maintaining facilities and complying with environmental requirements.  Exclusive of the Grundartangi expansion, we anticipate capital expenditures of approximately $20.0 million in 2007.  The Phase V expansion will require approximately $95.0 million of capital expenditures in 2007 to complete the expansion to 260,000 mtpy.  At September 30, 2007, we had outstanding capital commitments of approximately $11.3 million, primarily related to the Grundartangi Phase V expansion project.  We expect to incur approximately $10.0 million for preliminary project development costs for the Helguvik greenfield project in 2007, of which approximately 75 percent will be expensed (not capitalized) in selling, general and administrative expenses in 2007.  Our cost commitments for the Grundartangi expansion may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.

In May 2006, we purchased foreign currency options with a notional value of $41.6 million to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the ongoing Grundartangi expansion project to 260,000 mtpy.  As of September 30, 2007 and December 31, 2006, the notional value outstanding on the foreign currency options was $3.8 million and $31.2 million, respectively.  The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through November 2007.  The critical terms of the contracts match those of the underlying exposure.

As of September 30, 2007, the fair value of the foreign currency options of $1.0 million was recorded in other assets.  Accumulated other comprehensive loss includes realized and unrealized gains, net of tax, of $3.7 million related to the foreign currency options.

Other Contingencies

Hawesville Electrical Power

In February 2007, we were informed that the Corps of Engineers is planning to lower reservoir water levels on the Cumberland River for repair and maintenance.  This may reduce electrical production from the dams of these reservoirs that were expected to provide a portion of the electrical power we purchase from Big Rivers for use by our Hawesville facility.  If Big Rivers is unable to provide sufficient electricity our Hawesville facility, we will be required to purchase electricity from alternate sources at market prices.

Based on current expectations of reservoir levels, we expect any impact to be limited annually to the summer months, when usage rates on the Big Rivers system are at peak consumption.  For 2007, we have purchased electrical power from alternative sources and we paid market prices which represent a premium over and above our power contracts for this energy.  Based on the current market for electrical power, we do not expect the payment of the premium to have a material adverse effect on our financial condition, results of operation or liquidity.

Income Tax

Our income tax returns are periodically examined by various tax authorities.  Our federal income tax returns for 2000 through 2002 are currently under examination by the Internal Revenue Service (“IRS”).  In connection with these examinations, the IRS has raised issues and proposed tax deficiencies.  We have filed an administrative appeal with the IRS and this examination may conclude in 2007.  We believe that our tax position is well supported and, based on current information, do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.

Our federal tax returns beginning in 2003 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia income tax returns for 2004 through 2006 are currently under examination and the majority of other state returns beginning in 2004 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

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

Forward Priced Sales as of September 30, 2007
	2007(1)(2)	2008 (2)	2009 (2)	2010 (2)	2011-2015 (2)
Base Volume:
Pounds (000)	92,843	241,745	231,485	231,485	826,733
Metric tonnes	42,113	109,654	105,000	105,000	375,000
Percent of capacity	21%	14%	13%	13%	9%
Potential additional volume (2):
Pounds (000)	27,778	220,903	231,485	231,485	826,733
Metric tonnes	12,600	100,200	105,000	105,000	375,000
Percent of capacity	6%	12%	13%	13%	9%

(1)	The forward priced sales in 2007 exclude October 2007 shipments to customers that are priced based upon the prior month’s market price.
(2)
Certain financial contracts included in the forward priced sales base volume for the period 2007 through 2015 contain clauses that trigger potential additional sales volume when the market price for a contract month is above the base contract ceiling price.  These contacts will be settled monthly and, if the market price exceeds the ceiling price for all remaining contract months through 2015, the potential sales volume would be equivalent to the amounts shown.

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, we had forward delivery contracts to sell 57,740 metric tonnes and 110,953 metric tonnes of primary aluminum at September 30, 2007 and December 31, 2006, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 2,704 metric tonnes and 2,538 metric tonnes of primary aluminum at September 30, 2007 and December 31, 2006, respectively, of which 191 metric tonnes were with Glencore at September 30, 2007 (none of the December 31, 2006 fixed price commitments were with Glencore).

Primary Aluminum Financial Sales Contracts as of:
	(Metric Tonnes)
	September 30, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	27,000	12,600	39,600	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	36,000	697,800	733,800	128,500	735,600	864,100

        The financial sales contracts accounted for as derivatives contain clauses that trigger additional volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all remaining contract months through 2015, the maximum additional shipment volume would be 697,800 metric tonnes.  These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at September 30, 2007 and December 31, 2006.

On a hypothetical basis, a $200 per metric tonne increase in the market price of primary aluminum is estimated to have an unfavorable impact of $4.4 million after tax on accumulated other comprehensive loss for the contracts designated as cash flow hedges, and lower net income $84.9 million for the contracts designated as derivatives (or $169.8 million, if the potential additional volumes that could be triggered under these contracts are included)  for the period ended September 30, 2007 as a result of the primary aluminum financial sales contracts outstanding at September 30, 2007.

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	September 30, 2007	December 31, 2006
2007	1,170	2,200
2008	480	480
Total	1,650	2,680

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.0 million, after tax effect, on accumulated other comprehensive loss for the period ended September 30, 2007 as a result of the natural gas financial purchase contracts outstanding at September 30, 2007.

Our metals and natural gas risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production.  As of September 30, 2007, approximately 50% of our production for the remainder of 2007 (including 12,600 metric tonnes of potential additional volume under our derivative sales contracts) is hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed price forward delivery and financial sales contracts.

Grundartangi.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with BHP Billiton, Glencore and Hydro Aluminum whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a natural hedge against the market price for primary aluminum.

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

Other Market Risks

Interest Rate Risk. As of September 30, 2007, our primary debt obligations are the $250.0 million of senior notes, $175.0 million of convertible senior notes, the $7.8 million in industrial revenue bonds (“IRBs”) and the remaining $20.0 million of borrowings under Nordural’s senior term loan facility.  Our senior notes and convertible senior notes bear a fixed rate of interest and changes in interest rates do not subject us to changes in future interest expense.  Borrowings under our revolving credit facility are at variable rates at a margin over LIBOR or the bank base rate, as defined in the credit agreement.  There were no outstanding borrowings on our revolving credit facility at September 30, 2007.  The IRBs bear interest at variable rates determined by reference to the interest rate of similar instruments in the industrial revenue bond market.  Borrowings under Nordural's senior term loan facility bear interest at a margin over the applicable LIBOR rate.  At September 30, 2007, we had approximately $27.8 million of variable rate borrowings.  A hypothetical one percentage point increase in the interest rate would increase our annual interest expense by $0.3 million, assuming no debt reduction.

We do not currently hedge our interest rate risk, but may do so in the future through interest rate swaps or other instruments which would have the effect of fixing a portion of our floating rate debt.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts, other highly rated liquid money market investments and government securities which are considered cash equivalents and other short-term investments, primarily variable-rate demand notes and auction rate securities, that we do not classify as cash equivalents.

 Item 4.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

b.  Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there have not been any changes in our internal controls over financial reporting that would have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.1	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*				X
10.2	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*				X
10.3	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*				X
10.4	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Robert R. Nielsen*				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certifications				X

            *     Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 9, 2007	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	November 9, 2007	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.1	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*				X
10.2	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*				X
10.3	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*				X
10.4	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Robert R. Nielsen*				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certifications				X

            *     Management contract or compensatory plan