Form 10-K
period 2007-12-31
CENTURY ALUMINUM CO
filed 2008-02-29
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27918

CENTURY ALUMINUM COMPANY

(Exact name of registrant as specified in its charter)
Delaware	13-3070826
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

2511 Garden Road	93940
Building A, Suite 200	(Zip Code)
Monterey, California
(Address of registrant’s principal offices)

Registrant’s telephone number, including area code

(831) 642-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

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
     Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

        Large Accelerated Filer ☒     Accelerated Filer ☐     Non-Accelerated Filer ☐   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐      No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 29, 2007, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,588,632,000.  As of January 31, 2008, 41,008,573 shares of common stock of the registrant were issued and outstanding.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” “will,” “scheduled,” “potential” and similar words.  These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 1, “Business,” Part I, Item 1A, “Risk Factors,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Part II, Item 8, “Financial Statements and Supplementary Data,” and:

•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows;
•	The loss of a customer to whom we deliver molten aluminum would increase our production costs and potentially our sales and marketing costs;
•	Glencore International AG (“Glencore”) owns a large percentage of our common stock and has the ability to influence matters requiring shareholder approval;
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

•	We may not realize the expected benefits of our growth strategy if we are unable to successfully integrate the businesses we acquire or establish;
•	Most of our employees are unionized and any labor dispute could materially impair our ability to conduct our production operations at our unionized facilities;
•
We are subject to a variety of existing environmental laws and regulations that could result in unanticipated costs or liabilities and our planned environmental spending over the next three years may be inadequate to meet our requirements;

•	We may not be able to renew or renegotiate existing long-term supply and sale contracts on terms that are favorable to us, or at all;
•	Our proposed Helguvik project and other projects could be subject to cost over-runs and other unanticipated expenses and delays;
•	Operating in foreign countries exposes us to political, regulatory, currency and other related risks;
•	Our indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;

•	Our proposed Helguvik project is subject to various conditions and risks that may affect our ability to complete the project;
•	Continued consolidation of the metals industry may limit our ability to implement our strategic goals effectively; and
•	Any further reduction in the duty on primary aluminum imports into the European Union would further decrease our revenue at Grundartangi.

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

Item 1. Business

Overview

We produce primary aluminum.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (“LME”).  Our primary aluminum facilities produce value-added and standard-grade primary aluminum products.  In 2004, we acquired Nordural, an Icelandic primary aluminum facility which became our first production facility located outside of the United States. We produced approximately 767,000 metric tons of primary aluminum in 2007 with net sales of approximately $1.8 billion.  Our current primary aluminum production capacity is 785,000 metric tons per year (“mtpy”), after the completed expansion of our Grundartangi facility to 260,000 mtpy (“Phase V expansion”) in the fourth quarter of 2007.  We are seeking approval to construct a primary aluminum facility in Helguvik, Iceland.  Our goal for this facility is to begin operations in late 2010 with an initial production capacity of 150,000 mtpy.

In addition to our primary aluminum assets, we have 50 percent joint venture interests in the Gramercy alumina refinery, located in Gramercy, Louisiana and a related bauxite mining operation in Jamaica.  The Gramercy refinery supplies substantially all of the alumina used for the production of primary aluminum at our Hawesville, Kentucky facility.

Primary Aluminum Facilities:

Facility	Location	Operational	Capacity (mtpy)	Ownership Percent
Grundartangi (1)	Grundartangi, Iceland	1998	260,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	244,000	100%
Ravenswood	Ravenswood, West Virginia, USA	1957	170,000	100%
Mt. Holly (2)	Mt. Holly, South Carolina, USA	1980	224,000	49.7%

(1)	Grundartangi’s production capacity increased to 260,000 mtpy in the fourth quarter of 2007 with the completion of the Phase V expansion.
(2)	Alcoa holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s capacity is approximately 111,000 mtpy.

Bauxite and Alumina Facilities:

Facility	Location	Type	Capacity	Ownership Percent
Gramercy	Gramercy, Louisiana, USA	Alumina Refinery	1.2 million mtpy	50%
St. Ann Limited (1)	St. Ann, Jamaica	Bauxite	4.5 million mtpy	50%

(1)	The Government of Jamaica has granted St. Ann Bauxite Limited (“SABL”) rights to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030.

Our strategic objectives are to: (i)  expand our primary aluminum business by investing in or acquiring additional capacity that offers favorable returns and lowers our per unit production costs;  (ii) further diversify our geographic presence; and,  (iii) pursue upstream opportunities in bauxite mining, alumina refining and the production of other key raw materials.  The following table shows our primary aluminum shipment volumes since 2001.

To date, our growth activities have included:

●	acquiring an additional 23% interest in the Mt. Holly facility (“Mt. Holly”) in April 2000;
●	acquiring an 80% interest in the Hawesville facility (“Hawesville”) in April 2001;
●	acquiring the remaining 20% interest in Hawesville in April 2003;
●	acquiring the Grundartangi facility (“Grundartangi”) in April 2004;
●	acquiring a 50% joint venture in the Gramercy facility (“Gramercy”), our first alumina refining facility, together with related bauxite mining assets in October 2004, and;
●	expanding Grundartangi’s production capacity to 260,000 mtpy of primary aluminum (from 90,000 mtpy at the time of our acquisition).

Recent Developments

Proposed power contract for Hawesville

Hawesville’s proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close late in the second quarter of 2008.

Glencore alumina agreement

In November 2007, Glencore and Century agreed to terms for a long-term alumina supply agreement for the period January 2010 through December 2014.

Nordural received a positive opinion on proposed Helguvik Environmental Impact Assessment

In October 2007, Nordural received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment for our proposed greenfield smelter to be constructed near Helguvik, Iceland.

Transmission Agreement signed for proposed Helguvik project

In October 2007, Nordural Helguvik signed a transmission agreement with Landsnet to provide an electrical power transmission system to the proposed Helguvik smelter.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.

Century prices power for Hawesville

In October 2007, Century acquired 22% of the 27% unpriced position of Hawesville’s power requirements for the first six months of 2008.  The power was acquired through Kenergy from Big Rivers and Constellation Energy at fixed prices.  Approximately five percent of Hawesville’s power requirements for the first six months of 2008 and 27% for the balance of 2008 remain unpriced.

Alcan metal agreement

Century Aluminum of West Virginia, Inc.’s (“CAWV”) and Alcan signed a contract for a long-term metal agreement through August 31, 2009.

Increase in electrical power tariff rates in West Virginia

In May 2007, the West Virginia Public Service Commission (“PSC”) agreed on proposed adjustments to the tariff rates paid by purchasers of electrical power from Appalachian Power Company (“APCo”).  APCo supplies all the electrical power requirements for our Ravenswood smelter.  The agreement became effective July 1, 2007 and increased the special contract rate for CAWV by approximately ten percent.

Equity offering raises $414 million, net of offering costs

In June 2007, we completed a public equity offering of 8,337,500 shares of common stock, which included the exercise of the over-allotment option of 1,087,500 shares of common stock, at a price of $52.50 per share, raising $437.7 million before offering costs.  We sold the 8,337,500 shares of common stock in a simultaneous offering in the United States and Iceland.  Shares of common stock offered and sold in Iceland are represented by global depositary receipts, with one depositary receipt representing one share of common stock.  The offering costs were approximately $23.6 million, representing underwriting discounts and commissions and offering expenses.

Repayment of Nordural debt

Nordural repaid all of the principal balances associated with its senior term loan facility, harbor loan and site loans in 2007.  In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200.0 million of principal of the Nordural senior term loan facility.  The remaining repayments were provided by available cash and cash generated from operations.

Century signs power contracts for the proposed Helguvik project

In June 2007, we entered into an electrical power supply agreement with Orkuveita Reykjavikur (“OR) to supply a portion of the electrical power for the proposed Helguvik project.  The price of the electrical power provided under the contract will be based on the LME price of primary aluminum.  The contract is subject to various conditions.  With this agreement, together with the electric power supply agreement entered into with Hitaveita Suðurnesja hf. (“HS”) in April 2007, we have secured adequate electrical power supplies for the initial phase of the proposed Helguvik project.  Successful completion of the proposed Helguvik project is subject to various conditions.

EU lowers European import duty for primary aluminum

In May 2007, the European Union (“EU”) members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  The decrease in the EU import duty for primary aluminum reduces Grundartangi’s revenues and any future decreases would lower Grundartangi’s revenues further.  We do not expect the change in the import duty to have a material effect on our financial position or results of operations.

Century signs memorandum of understanding with Guangxi Investment Group Company

In June 2007, we signed a memorandum of understanding with the Guangxi Investment Group Company to explore the feasibility of developing a high purity aluminum reduction project and related bauxite and alumina supplies in China.

Competition

The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with U.S. and international companies in the aluminum industry primarily in the areas of price, quality and service.  In addition, aluminum competes with materials such as steel, copper, carbon fiber, composites, plastic and glass, which may be substituted for aluminum in certain applications.

Our Hawesville and Ravenswood plants are each located adjacent to their largest customer.  This location allows the plants to deliver a portion of their production in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. Our Hawesville plant also has a competitive advantage due to its ability to produce the high purity aluminum needed by its largest customer for the manufacture of electrical transmission lines.

Customer Base

In 2007, we derived approximately 79% of our consolidated sales from our four major customers: Southwire, Alcan, Glencore and BHP Billiton.  Additional information about the revenues and percentage of sales to these major customers is available in Note 18 of the Consolidated Financial Statements included herein.  A loss of any of these customers could have a material adverse effect on our results of operations. We currently have long-term primary aluminum sales or tolling contracts with each of these customers.  More information about these contracts is available under “Primary Aluminum Sales Contracts” in Note 14 of the Consolidated Financial Statements included herein.

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, primary aluminum.  Additional information about our primary aluminum segment and certain geographic information is available in Note 18 to the Consolidated Financial Statements included herein.  For a description of certain risks attendant to our operations, see Item 1A “Risk Factors.”

Energy, Key Supplies and Raw Materials

We consume the following key supplies and raw materials in the primary aluminum reduction process:

●	electricity	●	carbon anodes	●	silicon carbide
●	alumina	●	cathode blocks	●	liquid pitch
●	aluminum fluoride	●	natural gas	●	calcined petroleum coke

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75 percent of our 2007 cost of goods sold.  We have long-term contracts to ensure the future availability of many of our cost components.  For a description of certain risks attendant to our raw material supplies and labor, see Item 1A “Risk Factors.”

Key Long-term Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi does not have alumina supply agreements because this facility tolls alumina provided by BHP Billiton, Hydro and Glencore.

Facility	Supplier	Term	Pricing
Mt. Holly	Glencore	Through January 31, 2008	Variable, LME-based
Mt. Holly (1)	Trafigura	Through December 31, 2013	Variable, LME-based
Hawesville	Gramercy Alumina	Through December 31, 2010	Variable, Cost-based
Ravenswood	Glencore	Through December 31, 2009	Variable, LME-based
Various (2)	Glencore	January 1, 2010 through December 31, 2014	Variable, LME-based

(1)	The alumina supply contract with Trafigura provided Century with 125,000 metric tons in 2007 and will provide 220,000 metric tons in 2008 through 2013.
(2)	In November 2007, we agreed to terms for a long-term supply agreement with Glencore.

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process.  In addition to the contracts listed below, we have entered into long-term power supply agreements to supply power for the proposed Helguvik project.  These contracts, described above in “Recent Developments”, are subject to various conditions.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)(2)	Appalachian Power Company	Continuous	Based on published tariff, with provisions for pricing based on the LME price for primary aluminum
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010
Hawesville (3)	Kenergy	Through December 31, 2010	Fixed price through 2010
Nordural	Landsvirkjun	Through 2019	Variable rate based on the LME price for primary aluminum
Nordural (4)(5)	Hitaveita Suðurnesja	Through 2026-2028	Variable rate based on the LME price for primary aluminum
Nordural (5)	Orkuveita Reykjavíkur	Through 2026-2028	Variable rate based on the LME price for primary aluminum

(1)
Appalachian Power supplies all of Ravenswood’s power requirements.  After December 31, 2007, Ravenswood may terminate the agreement by providing 12 months notice of termination.  Effective July 28, 2006, the Public Service Commission of the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  The experimental rate design is effective through June 30, 2009.

(2)
This contract contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Gains and losses on the embedded derivative are included in the Net gain (loss) on forward contracts in the Consolidated Statement of Operations.

(3)
Under this contract, approximately 73% of Hawesville’s power requirements are at fixed prices.  We continuously review our options to manage the balance, or 27%, of this power and price the remaining power when we believe the combination of price and term is appropriate.  We are working with Big Rivers Electric Corporation (“Big Rivers”) and Kenergy on a proposal that would restructure and extend this contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close late in the second quarter of 2008.

(4)
In April 2006, we announced an expansion of the Nordural facility from 220,000 mtpy to 260,000 mtpy which was completed in the fourth quarter of 2007.  OR has agreed to deliver the power for the additional expansion capacity by late 2008.  Landsvirkjun has agreed to deliver power for the additional capacity on an interim basis until power is available from OR in late 2008.

(5)	The power agreement for the power requirements for the expansion to 220,000 mtpy is through 2026. The term of the power agreement for the expansion to 260,000 mtpy is through 2028.

Labor Agreements

Our labor costs at Ravenswood and Hawesville are subject to the terms of labor contracts with the United Steelworkers of America (“USWA”) which generally have provisions for annual fixed increases in hourly wages and benefits adjustments.  The five labor unions represented at Grundartangi operate under a labor contract that establishes wages and work rules for covered employees.  The employees at Mt. Holly are employed by Alcoa and are not unionized.  A summary of key labor agreements is provided below.

Facility	Organization	Term
Hawesville	USWA	Through March 31, 2010
Ravenswood	USWA	Through May 31, 2009
Grundartangi	Icelandic labor unions	Through December 31, 2009
Gramercy	USWA	Through September 30, 2010
St. Ann (1)	Jamaican labor unions	Through April 30, 2007 and December 31, 2007

(1)
St. Ann has two labor unions, the University and Allied Workers Union (the “UAWU”) and the Union of Technical and Supervisory Personnel (the “UTASP”).  Contracts with both the UAWU and the UTASP expired on April 30, 2007 and December 31, 2007, respectively.  Both sides continue to develop their proposals with the expectation of prolonged negotiations, which is common in Jamaica.  There has been no change in mine operations and none is expected.  We expect any contract changes will be applied retroactively to the expiration date.

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

Grundartangi derives substantially all of its revenues from tolling arrangements whereby it converts alumina provided by its customers into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi's revenues are subject to market price risk associated with the LME price for primary aluminum; however, because it produces primary aluminum under a tolling arrangement, Grundartangi is not directly exposed to fluctuations in the price for alumina.  Grundartangi purchases power under its current power contract at a rate which is a percentage of the LME price for primary aluminum.  By linking its most significant production cost to the LME price for primary aluminum, Grundartangi is partially hedged against downswings in the market for primary aluminum; however, this hedge also limits Grundartangi's upside as the LME price increases.  Grundartangi’s tolling revenues include a premium based on the EU import duty for primary aluminum.  In May 2007, the EU members reduced the import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacted Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility located in Grundartangi, Iceland, is owned and operated by our subsidiary, Nordural ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity was expanded in 2001, 2006 and 2007.  The facility has a production capacity of 260,000 mtpy.

Grundartangi operates under various long-term agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  These agreements include: (i) an investment agreement which establishes Nordural's tax status and the Government's obligations to grant certain permits; (ii) a reduction plant site agreement by which Nordural leases the property through 2020, subject to renewal at its option; and (iii) a harbor agreement by which Nordural is granted access to the port at Grundartangi.  In connection with its expansion, Nordural has entered into amendments to the investment agreement and the reduction plant site agreements with the Government of Iceland.

Recently Completed Expansion Projects. Since our acquisition of Nordural in 2004, we have completed two major expansion projects at the Grundartangi facility.  In late 2006, we completed the expansion of the Grundartangi facility from a production capacity of 90,000 mtpy to 220,000 mtpy at a total cost of approximately $483 million.  In the fourth quarter of 2007, we completed a further expansion to 260,000 mtpy of production capacity at an estimated total cost of $131 million.

Tolling Agreements.  Grundartangi has long-term tolling agreements for all of its production capacity with BHP Billiton, Glencore and Hydro.  The tolling counterparties provide alumina and receive primary aluminum in return for tolling fees that are based on the LME price of primary aluminum.  See Note 14 in the Consolidated Financial Statements for more information about these agreements.

Power.   Grundartangi purchases power from Landsvirkjun (a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments), HS and OR under long-term contracts due to expire in 2019, 2026 and 2028. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources.  Landsvirkjun is also delivering power on an interim basis for the Phase V expansion capacity until late 2008, when OR is expected to be the primary provider of electrical power for this capacity.

Employees.  Our employees at Grundartangi are represented by five labor unions that operate under a labor contract that establishes wages and work rules for covered employees for the period through December 31, 2009.

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

Metal Sales Agreement. Hawesville has a long-term aluminum sales contract with Southwire (the “Southwire Metal Agreement”).  The Southwire Metal Agreement expires March 31, 2011, subject to automatic renewal for additional five-year terms, unless either party provides 12 months’ notice that it has elected not to renew. The price for the molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies 240 million pounds (approximately 109,000 metric tons) of high-purity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility.  Under this contract, Southwire will also purchase 60 million pounds (approximately 27,000 metric tons) of standard-grade molten aluminum each year through December 2010. Southwire has an option to purchase an equal amount of standard-grade molten aluminum in 2011.  In addition, Southwire purchased an additional 48 million pounds (approximately 22,000 metric tons) of standard grade molten aluminum during 2007.

Alumina.  Hawesville purchases alumina under a supply agreement with Gramercy Alumina LLC (“GAL”) our 50% joint venture company, which owns and operates the Gramercy alumina refinery.  The alumina supply agreement runs through December 31, 2010 and the contract pricing varies based on GAL’s cost of production.

Power.  Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately 73% of this power is at fixed prices.  We continuously review our options to manage the balance, or 27% (126 MW), of this power and price the remaining power when we believe the combination of price and term are appropriate.  In October 2007, Century acquired 22% of the 27% unpriced position of the power requirements for Hawesville for the first six months of 2008.  The power was acquired through Kenergy from Big Rivers and Constellation Energy at fixed prices.  Approximately five percent of Hawesville’s power requirements for the first six months of 2008 and 27% for the balance of 2008 remain unpriced.  Hawesville has unpriced power requirements of 126 MW or 27% of its power requirements from mid-2008 through 2010.

We are working with Big Rivers Electric Corporation (“Big Rivers”) and Kenergy on a proposal that would restructure and extend the existing power supply contract through 2023.  Hawesville’s proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close late in the second quarter of 2008.

Employees.  The bargaining unit employees at Hawesville are represented by the USWA.  Century’s collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires March 31, 2010.

Ravenswood

The Ravenswood facility (“Ravenswood”) is owned and operated by our subsidiary, Century Aluminum of West Virginia, Inc. (“Century of West Virginia”).  Built in 1957, Ravenswood operates four potlines with a production capacity of 170,000 metric tons.  The facility is located adjacent to the Ohio River near Ravenswood, West Virginia.

Metal Sales Agreements. Ravenswood produces molten aluminum that is delivered to Alcan’s adjacent fabricating facility and standard-grade ingot that we sell in the marketplace.  We have a new supply contract with Alcan under which Alcan purchases 19 million pounds (approximately 8,600 metric tons) per month of molten aluminum through December 31, 2008 and 14 million pounds (approximately 6,350 metric tons) per month of molten aluminum produced at Ravenswood through August 30, 2009 (the “Alcan Metal Agreement”).  The price for primary aluminum delivered under the Alcan Metal Agreement is variable and determined by reference to the U.S. Midwest Market Price.  This contract requires us to deliver molten aluminum, which reduces our casting and shipping costs.  Ravenswood also sells 10,200 metric tons per year of primary aluminum under a contract with Glencore (the “Glencore Metal Agreement II”) through December 31, 2013.  Under the Glencore Metal Agreement II, Glencore purchases a total of 20,400 metric tons per year of the primary aluminum produced at the Ravenswood and Mt. Holly facilities, at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium.

Alumina.  Glencore supplies the alumina used at Ravenswood under a contract that expires on December 31, 2009.  The contract pricing varies based on the LME price for primary aluminum.

Power.  Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements.  Power delivered under the supply agreement is as set forth in published tariffs.  Ravenswood may terminate the agreement by providing 12 months notice of termination.  Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

In May 2007, the West Virginia Public Service Commission (“PSC”) agreed on proposed adjustments to the tariff rates paid by purchasers of electrical power from APCo.  APCo supplies all the electrical power requirements for the Ravenswood facility.  APCo requested an increase in the tariff rate established in July 2006 for pollution control additions and higher than anticipated fuel, purchased power and capacity charges.  The agreement became effective July 1, 2007 and increased the special contract rate for Ravenswood by approximately ten percent.

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

Metal Sales Agreements.  We have a contract to sell to Glencore 50,000 metric tons of primary aluminum produced at Mt. Holly each year through December 31, 2009 (the “Glencore Metal Agreement I”).  The Glencore Metal Agreement I provides for variable pricing determined by reference to the quoted LME price of primary aluminum.  Mt. Holly also sells 10,200 metric tons per year of primary aluminum under the Glencore Metal Agreement II. More information on the Glencore Metal Agreement II is available under “Primary Aluminum Sales Contracts” in Note 14 of the Consolidated Financial Statements included herein.

Alumina.  Substantially all of our alumina requirements for Mt. Holly will be provided by Trafigura AG under an agreement that extends through 2013.  The pricing for alumina under our contract with Trafigura are variable and based on the LME price for primary aluminum.

Power. Mt. Holly purchases all of its power requirements from the South Carolina Public Service Authority (“Santee Cooper”) under a contract that runs through 2015. Power delivered through 2010 will be priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs.  Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.

Employees.  The employees at Mt. Holly are employed by Alcoa and are not unionized.

Proposed Helguvik project (expected to be operational in late 2010)

The proposed Helguvik smelter would be located approximately 30 miles from the city of Reykjavik and would be operated through our Nordural ehf subsidiary. This site provides a flat location and existing harbor, as well as proximity to the capital and other industry.

The first phase of construction which corresponds with a production capacity of at least 150,000 mtpy is currently being planned based on the expectation that power would be available beginning in late 2010 for startup of production. Additional power is expected to become available not later than 2015 which would allow us to increase the proposed Helguvik project’s capacity to approximately 250,000 mtpy.  The smelter will use AP36 technology which is capable of supporting a single potline with a production capacity of 360,000 mtpy. Successful completion of the proposed Helguvik project is subject to various conditions and approvals.

Power Supply Agreements.  In April 2007 and June 2007, Nordural signed electrical power supply agreements with HS and OR, respectively, for the proposed Helguvik smelter.  Under the agreements, power will be supplied to the proposed Helguvik facility in stages, beginning with an initial phase of up to 250 megawatts (“MW”), which will support production capacity of about 150,000 mtpy.  HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW.  Electricity delivery for this first phase is targeted to begin in late 2010.  The agreements provide for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreements are subject to the satisfaction of certain conditions.

Site and other agreements.  To date, we have signed a site agreement and a harbor agreement.

Environmental Impact Assessment. In October 2007, Nordural received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment (“EIA”) for the proposed Helguvik smelter.

Transmission Agreement. In October 2007, Nordural Helguvik signed a transmission agreement with Landsnet to provide an electrical power transmission system to the proposed Helguvik smelter.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.

Joint Venture Facilities

Gramercy Alumina LLC (“GAL”)

The alumina refinery in Gramercy, owned by GAL, is equally owned by Century and a joint venture partner.  Gramercy began operations in 1959 and consists of a production facility, a powerhouse for steam and electricity production, a deep water dock and a barge loading facility.  Extensive portions of the Gramercy plant were rebuilt and modernized between 2000 and 2002.

Alumina Operations.  The Gramercy refinery has an annual rated capacity of 1.2 million metric tons of alumina per year.  Gramercy’s production consists of approximately 80% smelter grade alumina and 20% alumina hydrate or chemical grade alumina.  GAL sells approximately 50% of its smelter grade alumina to Hawesville at prices based on Gramercy's production costs under an alumina supply contract due to expire on December 31, 2010.  All of the chemical grade alumina production is currently sold under short-term and long-term contracts with approximately twenty third-party customers.

Supply Agreements.  Bauxite is the principal raw material used in the production of alumina, and natural gas is the principal energy source.  The Gramercy plant purchases all of its bauxite requirements from SABL under a contract that expires at the end of 2010. The Gramercy plant purchases its natural gas requirements at market prices under agreements with local suppliers.

St. Ann Bauxite Limited (“SABL”)

SABL, which owns bauxite mining operations, is equally owned by Century and a joint venture partner.  The bauxite mining operations are comprised of: (i) a concession from the Government of Jamaica (“GOJ”) to mine bauxite in Jamaica (the “mining rights,”) and (ii) a 49% interest in a Jamaican partnership that owns certain mining assets in Jamaica (the “mining assets”).  The GOJ owns the remaining 51% interest in the partnership.  The mining assets consist primarily of rail facilities, other mobile equipment, dryers, and loading and dock facilities.

Bauxite Mining Rights.  Under the terms of the mining rights, SABL manages the operations of the partnership, pays operating costs and is entitled to all of its bauxite production.  The GOJ receives: (i) a royalty based on the amount of bauxite mined, (ii) an annual “asset usage fee” for the use of the GOJ's 51% interest in the mining assets and (iii) certain fees for lands owned by the GOJ that are covered by the mining rights.  SABL also pays to the GOJ customary income taxes and certain other fees pursuant to an agreement with the GOJ that establishes a fiscal regime for SABL.  A production levy normally applicable to bauxite mined in Jamaica has been waived for SABL through December 2008.  If the levy is subsequently assessed on bauxite produced by SABL, the Establishment Agreement provides that certain payments to the GOJ will be reduced and SABL and the GOJ will negotiate amendments to SABL's fiscal regime in order to mitigate the effects of the levy.

Under the terms of the mining rights, SABL mines the land covered by the mining rights and the GOJ retains surface rights and ownership of the land.  The GOJ granted the mining rights and entered into other agreements with SABL for the purpose of ensuring the St. Ann facility is able to provide its customers with sufficient reserves to meet their annual alumina requirements.

Under the mining rights, GOJ has granted SABL rights to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030.  The GOJ will provide additional land if the land covered by the mining rights does not contain sufficient quantities of commercially exploitable bauxite.  SABL is responsible for reclamation of the land that it mines.  As of December 31, 2007, SABL’s reclamation obligations amounted to approximately $8.0 million.

Customers.  Approximately 50 percent of the bauxite from St. Ann is refined into alumina at the Gramercy refinery and the remainder is sold to Sherwin Alumina Company, which is owned by Glencore, a related party.

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

Employees

We employ a work force of approximately 1,900 employees.

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

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions. Historically, aluminum prices have been volatile and we expect such volatility to continue.  Currently, we are experiencing favorable global economic conditions and continued strong demand in China and other developing regions. Although we use contractual arrangements to manage our exposure to fluctuations in the commodity price, a decline in primary aluminum prices would reduce our earnings and cash flows. Any significant downturn in prices for primary aluminum would significantly reduce the amount of cash available to meet our current obligations and fund our long-term business strategies and may force the curtailment of all or a portion of our operations at one or more of our facilities.

Conversely, as prices for aluminum increase, certain of our hedging transactions, including our forward sales of primary aluminum and our LME-based alumina and power contracts, limit our ability to take advantage of these increased prices. More information about Century's market risks is available in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”

We sell molten aluminum to the major customers of Ravenswood and Hawesville; the loss of one of these major customers would increase our production costs at those facilities and could increase our sales and marketing costs.

Approximately 45% of our consolidated net sales for 2007 were derived from sales to Alcan and Southwire. Alcan’s facility is located adjacent to Ravenswood and Southwire’s facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to these customers, thereby eliminating our casting and shipping costs and our customers’ freight and remelting costs and reducing our sales and marketing costs. Century has contracts with Alcan and Southwire which are due to expire in August 2009 and March 2011, respectively.  We may be unable to extend or replace these contracts when they terminate. If we are unable to renew these contracts when they expire, or if either customer significantly reduces its purchases under those contracts, we would incur higher casting and shipping costs and potentially higher sales and marketing costs.

A material change in our relationship with Glencore could affect how we hedge our exposure to metal price risk.

We benefit from our relationship with Glencore, our largest shareholder.  Prior to our initial public offering in April 1996, we were an indirect, wholly-owned subsidiary of Glencore.  As of January 31, 2008, Glencore owned approximately 28.5% of our outstanding common stock.  We enter into forward sales and hedging contracts with Glencore that help us manage our exposure to fluctuating aluminum prices. Because Glencore is our sole metal hedge counterparty, a material change in our relationship with Glencore could affect how we hedge our exposure to metal price risk, which could impact our results of operations.

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

We acquire alumina used at Ravenswood and Mt. Holly at prices based on the LME price for primary aluminum.  Gramercy supplies substantially all of the alumina used at Hawesville at prices based on Gramercy’s production costs.  Those production costs could be materially higher than the price paid under LME-based contracts during periods when aluminum prices are low and raw material and energy costs used in the production of alumina, such as natural gas, are high.

Changes or disruptions to our current alumina and other raw material supply arrangements could increase our raw material costs.

We depend on a limited number of suppliers for alumina. Disruptions to our supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier’s alumina refinery. These disruptions may require Century to purchase alumina on the spot market on less favorable terms than under our current agreements.

Gramercy supplies substantially all the alumina used at Hawesville. Our joint venture bauxite mining operation in St. Ann, Jamaica supplies all of the bauxite used in the production of alumina at Gramercy. If there is a significant disruption of St. Ann bauxite shipments in the future, Gramercy could incur additional costs if it is required to use bauxite from other sources. Production shortfalls at Gramercy during 2007 required spot purchases of alumina to support Hawesville’s operations which increased our cost of goods sold in 2007.

Our business also depends upon the adequate supply of other raw materials, including caustic soda, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes, at competitive prices. Although there remain multiple sources for these raw materials worldwide, consolidation among suppliers has globally reduced the number of available suppliers in this industry. A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials or other unforeseen factors may adversely affect our operating results if we are unable to secure alternate supplies of these materials at comparable prices.

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

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. We purchase virtually all of our electricity for our U.S. facilities under fixed-price contracts.  Portions of the contracted cost of the electricity supplied to Mt. Holly vary with the supplier’s fuel costs. An increase in these fuel costs would increase the price this facility pays for electricity.  Approximately five percent of Hawesville’s power requirements for the first six months of 2008 and 27% for the balance of 2008 through 2010 remain unpriced.  The profitability of Hawesville could be adversely affected if we are unable to obtain power for the unpriced portions of Hawesville’s power requirements at economic rates. We are working with a local power company on a proposal that would restructure and extend Hawesville’s existing power supply contract through 2023.  If we are not successful in replacing such power requirements, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations. At Ravenswood, power prices have some variability based upon the LME price for primary aluminum and are subject to possible adjustments in the published tariff.  An agreement was reached in a tariff rate case pending before the West Virginia Public Service Commission, or PSC, which increased the special contract rate for Ravenswood by approximately 10% effective July 1, 2007.  Other possible future rate cases could lead to a further increase in the price that Ravenswood pays for electricity and thereby decrease profit margins.

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

The bargaining unit employees at Ravenswood and Hawesville and at the Gramercy refinery are represented by the USWA.  Century’s USWA labor contracts at Ravenswood, Hawesville and the labor contract at Gramercy expire in May 2009, March 2010 and September 2010, respectively.  Our bargaining unit employees at Grundartangi are represented by five unions under a collective bargaining agreement that expires on December 31, 2009.  If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  Any threatened or actual work stoppage in the future could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse effect on our financial results.

We are subject to a variety of environmental laws and regulations that could result in costs or liabilities.

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, the EU and Jamaica.  Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.

We, along with others, including current and former owners of a facility on St. Croix in the Virgin Islands, formerly owned by a subsidiary of ours, have been sued for alleged natural resources damages at the facility. In addition, in December 2006, Century and the company that purchased the assets of our St. Croix facility in 1995 were sued by the Commissioner of the U.S. Virgin Islands Department of Planning and Natural Resources alleging our failure to take certain actions specified in a Virgin Islands Coastal Zone management permit issued to our subsidiary, Virgin Island Alumina Corporation LLC, in October 1994.  In July 2006, Century was named as a defendant together with certain affiliates of Alcan Inc. in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. Our known liabilities with respect to these and other matters relating to environmental compliance and cleanup, based on current information, are not expected to be material. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity and our operating results. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs. See “Management's Discussion and Analysis of Financial Condition and Results of Operations -- Environmental Contingencies” and Note 13 to our consolidated financial statements herein for additional information regarding our environmental matters and associated costs and risks.

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

Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated.

International operations expose us to political, regulatory, currency and other related risks.

Grundartangi, in Iceland, was our first facility located outside of the United States and it represents approximately 33% of our overall primary aluminum production capacity.  In addition, we intend to construct an aluminum smelter near Helguvik, Iceland.  The St. Ann bauxite operations related to the Gramercy plant are located in Jamaica.  International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies.  Nordural’s revenues are denominated in U.S. dollars, while its labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As we continue to explore other opportunities outside the U.S. and construct the proposed Helguvik facility, our currency risk with respect to the Icelandic krona and other foreign currencies will significantly increase.

The influence of China may negatively impact our results in the event of a slowdown in consumption.

The Chinese market has become a significant source of global demand for primary aluminum. China now represents in excess of 25 percent of aluminum demand. China’s demand for aluminum has more than doubled in the last five years. Consequently, in response to its increased demand for commodities, China is increasingly seeking self-sufficiency in key commodities, including investments in additional developments in other countries. These investments may impact future demand and supply balances and prices.

Our historical financial information may not be comparable to our results for future periods.

Our historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows. For example, certain of our historical financial data do not reflect the effects of:

•	the 130,000 mtpy expansion capacity of Grundartangi that was completed in the fourth quarter of 2006; and
•	the 40,000 mtpy expansion capacity of Grundartangi that was completed in the fourth quarter of 2007.

Our level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth strategy.

We had an aggregate of approximately $432.8 million of outstanding indebtedness as of December 31, 2007.  In addition, we could borrow additional amounts under our $100 million credit facility, and we expect to incur additional indebtedness to finance the proposed Helguvik project. The level of our indebtedness could have important consequences, including:

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

We are also exposed to risks of interest rate increases.  Our industrial revenue bonds (“IRBs”) and any borrowings on our credit facility would be at variable interest rates.  Future borrowing required to fund the construction of the proposed Helguvik facility may be at variable rates.  An increase in the interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.

Our ability to pay interest and to repay or refinance our indebtedness, including our senior unsecured notes and convertible notes and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms.

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

Further consolidation within the metals industry could provide competitive advantages to our competitors.

The metals industry has experienced consolidation over the past several years and there may be more consolidation transactions in the future. Consolidation by our competitors may enhance their capacity and their access to resources, lower their cost structure and put us at a competitive disadvantage.  Continued consolidation may limit our ability to implement our strategic objectives effectively.  We cannot reliably predict the impact on us of further consolidation in the metals industry.

The proposed Helguvik project is subject to certain conditions and risks.

We intend to use the net proceeds from our June 2007 equity offering primarily as part of the funding for the construction of a greenfield aluminum smelter near Helguvik, Iceland.  In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200 million of principal of the Nordural senior term loan facility, which is expected to increase our borrowing capacity to secure financing for the Helguvik project.  This project is subject to various Icelandic regulatory and other approvals and conditions. Recently, there has been increasing opposition among some voters in Iceland to the construction of new aluminum smelters and the further development of heavy industry in general.  There can be no assurance that we will receive the necessary approvals to proceed with construction of our proposed Helguvik smelter, on a timely basis or at all.  In addition, such approvals as we do receive may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint. Even if we receive necessary approvals on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule. In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material negative impact on our financial performance and future prospects. To successfully execute this project, we will also need to arrange additional financing and either enter into tolling arrangements or secure a supply of alumina.

If we are unable to procure a reliable source of power, the proposed Helguvik project would not be feasible.

Our proposed greenfield smelter near Helguvik, Iceland will require generation and transmission of geothermally-generated electricity to power the smelter.  Our wholly-owned Iceland subsidiary, Nordural Helguvik sf, has entered into agreements with two providers of geothermal power in Iceland for a substantial portion of this power. These two power company agreements are subject to certain conditions, some of which are not expected to be satisfied until the fourth quarter of 2008. These conditions include approvals by the boards of directors of the power companies, as well as environmental agency approvals. Generation of the electrical power contracted for the proposed Helguvik smelter will require successful development of new geothermal energy sources within designated areas in Iceland. If there are construction delays or technical difficulties in developing these new geothermal fields, power may be delayed or may not be available. Factors which could delay or impede the generation and delivery of electric power are substantially beyond our ability to control, influence or predict.  In October 2007, Nordural Helguvik signed a transmission agreement with Landsnet to provide an electrical power transmission system to the proposed Helguvik smelter.

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

We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations.

We are a holding company and conduct all of our operations through our subsidiaries.  Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  Subject to the restrictions contained in our revolving credit facility and the indentures governing our senior and convertible notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on the intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.

The price of our common stock has fluctuated significantly.

The market price of our common stock has experienced significant volatility from time to time, and this volatility may continue in the future. From January 1, 2006, through February 15, 2008, the intra-day sales price of our common stock on NASDAQ ranged from $26.14 to $67.85 per share.  In addition, the securities markets have experienced significant price and volume fluctuations. The market price for our common stock may be affected by a number of factors, including actual or anticipated variations in our quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommendations by securities analysts, changes in research coverage by securities analysts, any announcement by us of significant acquisitions, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry, including with respect to our major competitors, and sales of substantial numbers of shares by current holders of our common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to our operating performance may cause the market price of our common stock to be volatile.

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

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties

We own the property on which our Hawesville and Ravenswood facilities are located.  The site on which the Grundartangi facility is situated is leased from the Government of Iceland under a long-term lease that runs through 2020, renewable at our option.  The site for our proposed Helguvik greenfield project is leased from Reykjaneshofn, an independent public authority owned by the Municipality of Reykjanesbaer, under a long-term lease expected to run through 2060, with an automatic extension provision.  Our corporate offices are subject to an operating lease that expires in June 2010.  We hold a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina and a 49.7% undivided interest in the property on which the Mt. Holly facility is located.  The remaining interest in the undivided property at Mt. Holly is owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of February 28, 2008.

Name	Age	Position and Duration
Logan W. Kruger	57	President and Chief Executive Officer since December 2005.
Michael A. Bless	42	Executive Vice President and Chief Financial Officer since January 2006.
Wayne R. Hale	52	Executive Vice President and Chief Operating Officer since March 2007.
Robert R. Nielsen	63	Executive Vice President, General Counsel and Secretary since May 2006.
Steve Schneider	52	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006; Corporate Controller since April 2001.
Giulio Casello	48
Senior Vice President of Business Development since April 2007, Vice President of Bauxite and Alumina Operations from December 2005 through May 2006 and Vice President of Century Alumina, Inc. from September 2005 to December 2005.

Michelle M. Lair	32	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, and Corporate Financial Analyst from May 2000 to October 2005.
William J. Leatherberry	37
Vice President, Assistant General Counsel and Assistant Secretary since January 2008.  Assistant General Counsel and Assistant Secretary since July 2007, Assistant Secretary since May 2007 and Corporate Counsel since January 2005.

Jerry E. Reed	44	Vice President of Business Development since June 2007.

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

Prior to joining Century, Mr. Hale served as Senior Vice President of Sual-Holding from April 2004 to February 2007; held various senior management positions with Kennecott Utah Copper Corporation from April 2000 to April 2004, including Chief Operating Officer from April 2002 to April 2004.

Prior to joining Century, Mr. Nielsen served as Senior Vice President, General Counsel and Secretary for Tanimura and Antle, Inc. from July 2005 to April 2006, and Vice President, General Counsel and Secretary from March 1993 to June 2005.

Prior to joining Century, Mr. Casello served in a number of senior positions with Alcoa World Alumina Australia from 1986 to 2005, including as Director of Western Australian Operations from January 2003 to September 2005; General Manager of Alcoa World Chemicals from April 2001 to December 2002.

Prior to joining Century, Mr. Leatherberry served as Senior Transactions Counsel of VarTec Telecom Inc. from September 2003 to January 2005 and Associate with the law firm of Jones Day from May 1996 to September 2003.

Prior to joining Century, Mr. Reed served as Strategic Marketing Director for Alcoa Primary Products from July 2004 to May 2007, and various senior management positions for Alcoa, including Commercial Manager for Alcoa Australia and Alumina Market Manager for Alcoa World Alumina from 2001 through 2004.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: CENX.  The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.  Our common stock reached a record intra-day high of $67.85 on July 13, 2007 and closed at $62.84 on February 15, 2008.

Year	2007		2006
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$49.83	$38.65	$44.50	$26.14
Second quarter	$58.60	$46.66	$56.57	$31.28
Third quarter	$67.85	$40.00	$39.16	$29.60
Fourth quarter	$59.40	$49.38	$47.34	$30.31

Holders

As of January 31, 2008, there were 18 holders of record of our common stock, which does not include the much larger number of beneficial owners whose common stock was held in street name.

Dividend Information

We did not declare dividends in 2007 or 2006 on our common stock.  We do not anticipate paying cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing our senior notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 to the Consolidated Financial Statements included herein.

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2007 and 2006 and the selected consolidated statement of operations data for each of the years ended December 31, 2007, 2006 and 2005 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of each of the years ended December 31, 2005, 2004 and 2003 and the selected consolidated statement of operations data for each of the years ended December 31, 2004 and 2003 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein. Our selected historical results of operations include:

•	the results of operations from the remaining 20% interest in Hawesville since we acquired it in April 2003;
•	the results of operations from Nordural since we acquired it in April 2004;
•	our equity in the earnings of our joint venture investments in Gramercy Alumina LLC and St. Ann Bauxite Ltd. since we acquired an interest in those companies in October 2004;
•	the results of operations from our 130,000 mtpy expansion of Grundartangi which became operational in the fourth quarter of 2006; and
•	the results of operations from our 40,000 mtpy expansion of Grundartangi which became operational in the fourth quarter of 2007.

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2007 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2007(1)	2006 (2)	2005 (3)	2004 (4)	2003 (5)
	(in thousands, except per share data)
Net sales	$1,798,163	$1,558,566	$1,132,362	$1,060,747	$782,479
Gross profit	363,463	348,522	161,677	185,287	43,370
Operating income	303,543	309,159	126,904	160,371	22,537
Income (loss) before cumulative effect of change in accounting principle	(101,249)	(40,955)	(116,255)	33,482	3,922
Net income (loss)	(101,249)	(40,955)	(116,255)	33,482	(1,956)
Earnings (loss) per share:
Basic and Diluted:
Income (loss) before cumulative effect of change in accounting principle	$(2.72)	$(1.26)	$(3.62)	$1.14	$0.09
Cumulative effect of change in accounting principle	--	--	--	--	(0.28)
Net income (loss) per share	$(2.72)	$(1.26)	$(3.62)	$1.14	$(0.19)
Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Total assets	$2,578,271	$2,185,234	$1,677,431	$1,332,553	$804,242
Total debt (6)	432,815	772,251	671,901	524,108	344,125
Long-term debt obligations (7)	250,000	559,331	488,505	330,711	336,310
Other information:
Shipments – Primary aluminum:
Direct shipment pounds (000)	1,171,889	1,152,617	1,153,731	1,179,824	1,126,542
Toll shipment pounds (000)	518,945	346,390	203,967	138,239	--
Average realized price per pound:
Direct shipments	$1.13	$1.09	$0.86	$0.83	$0.69
Toll shipments	$0.91	$0.88	$0.67	$0.62	--
Average LME price per pound	$1.197	$1.166	$0.861	$0.778	$0.649
Average Midwest premium per pound	$0.031	$0.055	$0.056	$0.068	$0.037

(1)
Income (loss) before cumulative effect of change in accounting principle and net income (loss) include an after-tax charge of $328.3 million, or $8.83 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.

(2)
Income (loss) before cumulative effect of change in accounting principle and net income (loss) include an after-tax charge of $241.7 million, or $7.46 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting and by a gain on the sale of surplus land.

(3)
Income (loss) before cumulative effect of change in accounting principle and net income (loss) include an after-tax charge of $198.2 million, or $6.17 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.

(4)
Income (loss) before cumulative effect of change in accounting principle and net income (loss) include an after-tax charge of $30.4 million, or $1.06 per basic share for a loss on early extinguishment of debt.

(5)
We adopted Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” on January 1, 2003. As a result, we recorded a one-time, non-cash charge of $5,878, for the cumulative effect of a change in accounting principle.

(6)	Total debt includes all long-term debt obligations and any debt classified as short-term obligations, including, current portion of long-term debt, the IRBs and the 1.75% convertible senior notes.
(7)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion reflects our historical results of operations, which do not include results from:

•	the 130,000 mtpy expansion capacity of Grundartangi until it was completed in the fourth quarter of 2006; and
•	the 40,000 mtpy expansion of Grundartangi until it was completed in the fourth quarter of 2007.

Accordingly, the results for fiscal years 2006 and 2005 are not fully comparable to the results of operations for fiscal year 2007.  Our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our consolidated financial statements included herein.

Overview

We produce primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand.  The key determinants of our results of operations and cash flow from operations are as follows:

•	Our selling price is based on the LME price of primary aluminum and is influenced by regional premiums and fixed price sales contracts.

•	Our facilities operate at or near capacity, and fluctuations in volume, other than through acquisitions or expansion, generally are small.

•
The principal components of cost of goods sold are alumina, electrical power, labor and carbon products, which in aggregate were in excess of 75% of the 2007 cost of goods sold.  Many of these costs are covered by long-term contracts.

Shipment volumes, average realized price and cost of goods sold per pound shipped are our key performance indicators.  Revenue can vary significantly from period to period due to fluctuations in the LME and Midwest price of primary aluminum.  Any adverse changes in the conditions that affect shipment volumes or the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows.  Our revenue is also impacted by our hedging activities.  Fluctuations in working capital are influenced by shipments, the LME and Midwest price of primary aluminum and by the timing of cash receipts from major customers and disbursements to our suppliers.

Cost of goods sold, excluding alumina and certain energy costs, is expected to remain relatively stable because our facilities generally operate near capacity and our major cost drivers are subject to long-term contracts.  Fluctuations in the cost of alumina in our U.S. facilities are expected as the pricing in these contracts is variable and, except for the Gramercy alumina contract, based on LME prices.  Power contracts for our U.S. facilities primarily provide for fixed priced power through 2010, subject to possible adjustments for fuel costs in Mt. Holly and adjustments in tariff rates in Ravenswood.  Power contract pricing for Nordural is variable and based on LME prices.

Approximately 27% of Hawesville’s power requirements (126 MW) are unpriced beginning in mid-2008 through 2010.  We have negotiated short-term contracts to cover most of this requirement through the first half of 2008 at approximately market prices.  We are working with Big Rivers Electric Corporation and Kenergy Corporation on a proposal that would restructure and extend Hawesville’s existing power supply contract from mid-2008 through 2023.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close late in the second quarter of 2008.  We expect power rates for the 27% of Hawesville’s requirements not covered by long-term contracts to be higher than those under our current long-term power contracts.

Results of Operations

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(79.8)	(77.6)	(85.7)
Gross profit	20.2	22.4	14.3
Selling, general and administrative expenses	(3.3)	(2.5)	(3.1)
Operating income	16.9	19.9	11.2
Interest expense	(1.8)	(2.4)	(2.3)
Interest income	0.6	0.1	0.1
Loss on early extinguishment of debt	(0.2)	—	(0.1)
Other income (expense) - net	—	0.4	—
Net loss on forward contracts	(28.3)	(25.0)	(27.2)
Loss before income taxes and equity in earnings of joint ventures	(12.8)	(7.0)	(18.3)
Income tax benefit	6.3	3.3	7.1
Loss before equity in earnings of joint ventures	(6.5)	(3.7)	(11.2)
Equity in earnings of joint ventures	0.9	1.1	0.9
Net loss	(5.6)%	(2.6)%	(10.3)%

The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per pound shipped:

	Primary Aluminum
	Direct (1)
	Metric tons	Pounds (000)	$/pound
2007	531,561	1,171,889	$1.13
2006	522,819	1,152,617	$1.09
2005	523,324	1,153,731	$0.86
	Toll (2)
	Metric tons	Pounds (000)	$/pound
2007	235,390	518,945	$0.91
2006	157,120	346,390	$0.88
2005	92,518	203,966	$0.67

(1)	Direct shipments do not include toll shipments from Grundartangi.
(2)
Grundartangi expansion capacity start-up began in February 2006.  Annual production of 220,000 mtpy was reached in the fourth quarter of 2006.  Annual production of 260,000 mtpy was reached in the fourth quarter of 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net sales:  Net sales for the year ended December 31, 2007 increased $239.6 million to $1,798.2 million.  Higher price realizations for primary aluminum in the year ended December 31, 2007, due to improved LME prices for primary aluminum, contributed $67.1 million to the sales increase.  Additional net sales volume contributed $172.5 million to the sales increase.  Direct shipments increased 19.3 million pounds from the same period in 2006, primarily due to the temporary shutdown of a potline in August 2006, and toll shipments increased 21.8 million pounds from the same period in 2006 due to the Grundartangi expansion capacity that has come on-stream since September 2006.

Gross Profit:  For the year ended December 31, 2007, gross profit increased $14.9 million to $363.4 million.  Improved price realizations, net of LME-based alumina and LME-based power contract cost increases, improved gross profit by $13.1 million.  Increased shipment volume contributed $60.0 million in additional gross profit.  Partially offsetting these gains were $58.2 million in net cost increases comprised of:  increased power costs at our U.S. smelters, $14.0 million; increased costs for maintenance, supplies and materials, $18.2 million; increased costs for our non-LME-based alumina, $11.0 million; increased net amortization and depreciation charges, primarily at Grundartangi, $8.8 million; and other cost increases, $6.2 million.

Selling, general and administrative expenses:  Selling, general and administrative expenses for the year ended December 31, 2007 increased $20.6 million to $59.9 million.  Approximately 55% of the increase is due to spending on the proposed Helguvik project, and the reminder of the increase is due primarily to compensation related expenses, outside professional support and expenses incurred for business development activities.

Interest expense:  Interest expense for the year ended December 31, 2007 decreased $4.1 million to $32.9 million. The decrease in interest expense is due to the retirement of Nordural’s outstanding debt in 2007 and offset by lower interest capitalized on the Grundartangi expansion during 2007.

Interest income:  Interest income for the year ended December 31, 2007 increased by $9.1 million to $10.8 million.  The increased interest income is a result of higher average cash and short-term investment balances during 2007 due to proceeds of the equity offering, improved operating results and reduced investing activities for the Nordural expansion, offset by the repayment of Nordural’s outstanding debt.

Net loss on forward contracts:  For the year ended December 31, 2007, the net loss on forward contracts was $508.9 million compared to a net loss on forward contracts of $389.8 million for 2006. The losses reported for the years ended December 31, 2007 and 2006 were primarily a result of mark-to-market losses associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting.  Cash settlement of financial sales contracts that do not qualify for cash flow hedge treatment accounted for $98.3 million of the 2007 net loss and accounted for $54.2 million of the 2006 net loss.  The remaining $411.0 million in net loss for 2007 are unrealized losses related to our outstanding financial sales contracts that do not qualify for cash flow hedge accounting that are due for settlement in 2008 through 2015, offset by a $0.4 million gain for non-cash settlements of physical delivery sales contracts that are accounted for as derivatives and marked-to-market.

Tax provision:  The changes in the income tax provision were a result of changes in the level of earnings and losses within the various tax jurisdictions in which we operate, changes in the current year’s effective tax rate and a change in the West Virginia tax law.  We recorded a tax benefit of $8.3 million in 2007 to increase the carrying amount of deferred tax assets as a result of the West Virginia tax law change.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net sales:  Net sales for the year ended December 31, 2006 increased $426.2 million or 38% to $1,558.6 million.  Higher price realizations for primary aluminum in 2006, due to improved LME prices and Midwest premiums, contributed $331.5 million of the sales increase.  This amount was partially offset by a $1.0 million decrease in direct shipment revenues.  Direct shipments were 1.1 million pounds less than the previous year due to the potline shutdown at Ravenswood, offset by production increases at the other U.S. smelters.  The additional revenue provided by the increase in Grundartangi tolling shipments for the year ended December 31, 2006 contributed $95.7 million to the 2006 net sales increase.

Gross profit:  For the year ended December 31, 2006, gross profit increased $186.8 million to $348.5 million.  Improved price realizations net of increased LME-based alumina costs improved gross profit by $213.6 million.  Improved tolling fee realizations net of increased LME-based power costs improved gross profit by $48.2 million.  Increased shipment volume, the result of the Grundartangi expansion, contributed $33.3 million in additional gross profit.  Offsetting these gains were $108.3 million in net cost increases comprised of:  higher power and natural gas costs, $41.2 million; higher raw materials, supplies and maintenance costs, $26.3 million; increased cost for Gramercy alumina, $12.3 million; restart and increased average costs due to the temporary potline shutdown at Ravenswood, $7.3 million; increased net amortization and depreciation charges, $12.7 million; increased pension and other postemployment benefit accruals, $4.6 million, and other increased spending, $3.9 million.

Selling, general and administrative expenses:  Selling, general and administrative expenses for the year ended December 31, 2006 increased $4.6 million to $39.4 million relative to the same period in 2005.  The increase is primarily due to the adoption of SFAS No. 123(R), “Share-Based Payments.”

Interest expense:  Interest expense for the year ended December 31, 2006 increased $11.3 million to $35.3 million.  The increase in interest expense is due to higher debt at Nordural.

Net loss on forward contracts:  For the year ended December 31, 2006, net loss on forward contracts was $389.8 million compared to a net loss on forward contracts of $309.7 million for 2005.  The losses reported for the years ended December 31, 2006 and 2005 were primarily a result of mark-to-market losses associated with our long term financial sales contracts with Glencore that do not qualify for cash flow hedge accounting.  Cash settlements of financial metal sales contracts that do not qualify for cash flow hedge treatment accounted for $54.2 million of the net loss, of which $2.6 million loss is due to the non-cash settlements of derivatives associated with the Glencore Metal agreements.  The remaining $335.6 million is unrealized losses consisting of: $335.4 million unrealized losses related to our outstanding financial metals sales contracts that do not qualify for treatment as cash flow hedges due for settlement in 2007 through 2015, and $0.2 million unrealized loss due to an embedded derivative in our Ravenswood power contract.

Tax provision:  We recorded an income tax benefit for the year ended December 31, 2006 of $52.0 million, a reduction of $28.7 million from the recorded tax benefit of $80.7 million for the year ended December 31, 2005.  The reduction in the tax benefit is due to the reduced loss before income taxes and increased equity in earnings of joint ventures.

Equity in earnings of joint ventures:  Equity in earnings from the Gramercy and SABL investments improved to $16.1 million for the year ended December 31, 2006 and $10.7 million in 2005.  These earnings represent our share of profits from third party bauxite, hydrate and chemical grade alumina sales.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility.  We believe these sources of cash will be sufficient to meet our near-term working capital needs.  We have not determined the sources of funding for our long-term capital and debt repayment requirements; however, we believe that our cash flow from operations, available borrowing under our revolving credit facility and, to the extent necessary and/or economically attractive, future financial market activities will be adequate to address our long-term liquidity requirements.  Our principal uses of cash are operating costs, settlement of our primary aluminum financial sales contracts, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

Our management believes the presentation of free cash flow is a useful measure that helps investors evaluate our capacity to fund ongoing cash operating requirements, including capital expenditures and debt service obligations, and to make acquisitions or other investments.  We define free cash flow as net cash (used in) provided by operating activities less capital expenditures (other than capital expenditures related to the expansion of Grundartangi) and including the net increase in short term investments due to their liquidity.  Our calculation of free cash flow may not be comparable to similarly titled measures reported by other companies due to differences in the components used in its calculation.  A reconciliation of free cash flow to cash flow from operating activities, which is the most directly comparable generally accepted accounting principles in the United States (“GAAP”) financial measure is provided below.  Free cash flow should not be considered as a substitute for cash flows from operating activities as determined in accordance with GAAP.

Reconciliation of Cash Flow from Operations to Free Cash Flow
	Year ended December 31,
	2007	2006	2005
Net cash (used in) provided by operating activities	$(5,755)	$185,353	$134,936
Increase in short-term investments – net	280,169	--	--
Purchase of property, plant and equipment (1)	(24,240)	(23,602)	(18,027)
Free Cash Flow	$250,174	$161,751	$116,909

(1)	Excludes capital expenditures for the Grundartangi expansion.

As of December 31, 2007, we had a borrowing availability of $97.4 million under our revolving credit facility.  We could issue up to a maximum of $25.0 million in letters of credit under the revolving credit facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar for dollar basis.  We have issued letters of credit totaling $2.6 million and had no other outstanding borrowings under the revolving credit facility as of December 31, 2007.

As of December 31, 2007, we had $432.8 million of indebtedness outstanding, including $175.0 million under our 1.75% convertible senior notes, $250.0 million under our 7.5% senior notes and $7.8 million under our industrial revenue bonds.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 6 to the Consolidated Financial Statements included herein.

We are party to primary aluminum financial sales contracts with Glencore.  In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral, for the outstanding balances on these contracts.

Capital Resources

Capital expenditures for 2007 were $113.3 million, $88.8 million of which was related to the expansion projects at Grundartangi, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We expect to incur an additional $6.0 million of capital expenditures for the completion of the Grundartangi expansion project in 2008.  We anticipate capital expenditures of approximately $75.0 million in 2008.  In addition, we expect to incur approximately $200.0 to $250.0 million in capital expenditures for the proposed Helguvik greenfield project in 2008.  We believe that we have access to financing adequate to complete the first two phases (to a minimum capacity of 250,000 mtpy) of the proposed Helguvik plant through a combination of cash on hand, short-term investments, Grundartangi’s cash from operations and borrowings under a new debt facility in Iceland which we are presently negotiating.  Our cost commitments for the proposed Helguvik project may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.  In the past, we purchased foreign currency options to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the Grundartangi expansion project.  Currently, we do not have any hedges for our exposure to foreign currency risk, but we will continue to evaluate our exposure and available hedging instruments and we may hedge our foreign currency exposure in the future.

Historical

Our Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005 are summarized below:

	2007	2006	2005
	(dollars in thousands)
Net cash (used in ) provided by operating activities	$(5,755)	$185,353	$134,936
Net cash used in investing activities	(108,571)	(211,937)	(305,339)
Net cash provided by financing activities	78,923	105,197	143,987
Change in cash	$(35,403)	$78,613	$(26,416)

Net cash used in operating activities in 2007 was $5.8 million, which included a net $280.2 million use of cash for the purchase of short-term investments.  Such investments generally yield higher returns than cash or other money market instruments.  If we had not used cash to purchase those investments, our net cash from operations would have increased due to improved price realizations and the additional shipment volume from Grundartangi compared to the same period in 2006.  See reconciliation of free cash flow above.

Net cash used in investing activities in 2007 was $108.6 million, a decrease of $103.4 million from 2006.  This decrease was due primarily to lower expenditures for the Grundartangi expansion project.

Net cash from operating activities of $185.4 million in 2006 was $50.5 million higher than the same period in 2005.  This increase was a direct result of improved price realizations and the added margin contributions from the expansion capacity at Nordural.

Net cash used in investing activities in 2006 was $211.9 million, a decrease of $93.4 million from 2005.  Exclusive of the $7.8 million proceeds from the sale of property, plant, and equipment in 2006 and net acquisition cost of $7.0 million for a Southwire contingency payment in April 2005, related to the Hawesville acquisition in 2001, the decrease was $78.6 million.  This decrease was due primarily to lower expenditures on the Grundartangi expansion project of $86.6 million, offset by higher purchases of property, plant and equipment and restricted and other cash deposits during the year of $8.0 million.

Net cash provided by financing activities during 2007 was $78.9 million.  We received $417.8 million in net proceeds from the issuance of common stock from our equity offering in June 2007 and the exercise of stock options.  We borrowed an additional $30.0 million for the Grundartangi expansion project.  This amount was offset by principal payments of $369.4 million on Nordural debt, which included $200.0 million from the proceeds of the equity offering in June 2007.

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

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of the Consolidated Financial Statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on the presentation of our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postemployment benefits, forward delivery contracts and financial instruments and the realizability of our deferred tax assets.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Pension and Other Postemployment Benefit Liabilities

We sponsor several pension and other postemployment benefit plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate and health care inflation rate.

Discount Rate Selection

It is our policy to select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to yields on zero coupon bonds.  We use the Citigroup Pension Liability Index for determining these yields.

The Citigroup Pension Liability Index was specifically developed to meet the criteria set forth in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.”  The published information at the end of each calendar month includes spot rate yields (zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Citigroup Pension Liability Index rate represents the discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan.

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

Therefore, as of December 31, 2007, we selected a discount rate of 6.5% for all our post-employment benefit plans, except for our pension plan for hourly employees for which we selected a discount rate of 6.25%.

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans in 2008:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in thousands)
Pension plans	$(5,472)	$6,038
Other postemployment benefit (“OPEB”) plans	$(12,982)	$14,563

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

Measurement of our postretirement benefit obligations requires the use of several assumptions about factors that will affect the amount and timing of future benefit payments. The assumed health care cost trend rates are the most critical estimates for measurement of the postretirement benefits obligation.  Changes in the health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations.

Century assumes medical inflation is initially 10%, declining to 5% over six years and thereafter.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2008:

	One Percent Increase	One Percent Decrease
	(dollars in thousands)
Effect on total of service and interest cost components	$4,136	$(3,190)
Effect on accumulated postretirement benefit obligation	$32,176	$(25,965)

Forward Delivery Contracts and Financial Instruments

Estimating the fair value of certain of our forward financial contracts requires us to make assumptions about future market prices of primary aluminum.  As part of our commodity price risk management activities, we enter into market priced fixed-priced financial contracts for the sale of primary aluminum in future periods.  We apply the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” in accounting for these types of contracts.  We have fixed price financial contracts for the sale of primary aluminum with settlement dates through 2015, but the current LME futures quote only provides pricing through 2013.  Determining the fair value of these forward contracts requires us to make certain assumptions about future market prices of primary aluminum beyond the quoted future market prices in 2013.

The aluminum-based financial contracts that are derivatives and do not qualify for the normal purchases and normal sales exception, as provided for in current accounting standards, are marked-to-market using the LME spot and forward market for primary aluminum.  For derivative contracts extending beyond the quoted LME market periods, we estimate the forward LME market price beyond the quoted periods based upon market price trends in the final months of the quoted LME market.  Fluctuations in the LME price of primary aluminum have a significant impact on gains and losses included in our financial statements from period to period.  Unrealized gains and losses for these derivative instruments are included in net gain (loss) on forward contracts.

The principal contracts affected by these standards and the resulting effects on the financial statements are described in Item 7A "Quantitative and Qualitative Disclosures about Market Risk" and Note 14 to the Consolidated Financial Statements included herein.

Deferred Income Tax Assets

We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will or may not be realized, a valuation allowance is established.  When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly.  Changes in the tax laws, statutory tax rates and estimates of our future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements.  If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and shareholders’ equity.

In 2007, we assessed the realizability of our deferred tax assets in Iceland following the preparation of long-range financial projections for our operations.  We concluded that due to uncertainties related to certain tax positions in Iceland and based on current circumstances, the deferred tax assets related to net tax operating loss carryforwards (NOLs) in Iceland may not be realizable prior to their expiration.  As of December 31, 2007, we established a valuation allowance for those NOLs of $13.9 million.  Previously, we assessed that it was more likely than not that we would realize our NOLs through future projected taxable income.

Environmental Expenditures

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.8 million and $0.6 million at December 31, 2007 and December 31, 2006, respectively.  We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We have planned environmental capital expenditures of approximately $2.5 million for 2008.  In addition, we expect to incur operating expenses relating to environmental matters of approximately $17 to $19 million each year during 2008, 2009 and 2010, respectively.  These amounts do not include any projected capital expenditures or operating expenses for our joint venture interests.  As part of our general capital expenditure plan, we also expect to incur capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.  See Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements included herein.

Other Contingencies

Century’s income tax returns are periodically examined by various tax authorities.  We are currently under audit by the Internal Revenue Service ("IRS") for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies.  We have reached a tentative agreement with the IRS which is subject to final approval by the Joint Committee on Taxation.  We expect that this agreement will be approved.  Based on current information, we do not believe that the outcome of the tax audit will have a material impact on our financial condition or results of operations.  In 2008, we anticipate making a settlement payment of approximately $20.0 million related to the IRS examination.

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings.” and Note 13 “Commitments and Contingencies” to the Consolidated Financial Statements included herein for additional information.

Recently Issued Accounting Standards

Information regarding recently issued accounting pronouncements is included in Note 1 of the Consolidated Financial Statements included herein.

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

	Payments Due by Period
	Total	2008	2009	2010	2011	2012	Thereafter
	(dollars in millions)
Long-term debt (1)	$433	$--	$--	$--	$--	$--	$433
Estimated interest payments (2)	181	22	22	22	22	22	71
Purchase obligations (3)	3,600	677	499	447	311	305	1,361
OPEB obligations (4)	110	7	8	10	11	11	63
Other liabilities (5)	66	27	5	5	5	5	19
Total	$4,390	$733	$534	$484	$349	$343	$1,947

(1)
Debt includes principal repayments on the 7.5% senior notes, 1.75% convertible senior notes and the IRBs and is based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  The IRB interest rate is variable and our estimated future payments are based on a rate of 4.00%.

(3)
Purchase obligations include long-term alumina, electrical power contracts and anode contracts.  Nordural's power contracts and our domestic alumina contracts, except for our Gramercy alumina contract, are priced as a percentage of the LME price of primary aluminum.  We assumed an LME price consistent with the LME forward market at December 31, 2007, decreasing to the 10-year historical LME thereafter for purposes of calculating expected future cash flows for these contracts. Our Gramercy long-term alumina contract has variable cost-based pricing. We used cost forecasts to calculate the expected future cash flows for this contract.  A portion of certain Nordural anode contracts are denominated in euros. We assumed a $1.40/euro conversion rate to estimate the obligations under these contracts.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2017, which are unfunded.
(5)
Other liabilities include our expected SERB benefit payments, workers' compensation benefit payments, settlement payments and asset retirement obligations and uncertain tax positions.  Expected benefit payments for the SERB plans, which are unfunded, are included for 2008 through 2016.  Asset retirement obligations are estimated disposal costs for the potliner in service.  In 2008, we anticipate paying approximately $20.0 million related to an IRS examination as discussed in the Note 12 to the Consolidated Financial Statements included herein.  As of December 31, 2007, the gross liability for uncertain tax positions under FIN No. 48 is approximately $40.6 million. We expect to make a $20.0 million payment to the IRS related to a portion of these obligations within the next twelve months.  We have not included the remaining FIN No. 48 obligations in the contractual obligations table as we are unable to provide a reasonable estimate of the timing of future settlements.

For a discussion of our related party transactions, see Note 16 to the Consolidated Financial Statements included herein.

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

Forward Priced Sales as of December 31, 2007
	2008 (1)(2)	2009 (2)	2010 (2)	2011(2)	2012-2015 (2)
Base Volume:
Pounds (000)	246,958	231,485	231,485	165,347	661,386
Metric tons	112,018	105,000	105,000	75,000	300,000
Percent of estimated capacity	14%	13%	13%	9%	9%
Potential additional volume (2):
Pounds (000)	220,903	231,485	231,485	165,347	661,386
Metric tons	100,200	105,000	105,000	75,000	300,000
Percent of estimated capacity	12%	13%	13%	9%	9%

(1)	The forward priced sales in 2008 exclude January 2008 shipments to customers that are priced based upon the prior month’s market price.
(2)
Certain financial contracts included in the forward priced sales base volume for the period 2008 through 2015 contain clauses that trigger potential additional sales volume when the market price for a contract month is above the base contract ceiling price.  These contacts will be settled monthly and, if the market price exceeds the ceiling price for all remaining contract months through 2015, the potential sales volume would be equivalent to the amounts shown.

Apart from our long-term primary aluminum sales contracts discussed in Note 14 of the Consolidated Financial Statements included herein (the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement), we had forward delivery contracts to sell 96,807 metric tons and 132,726 metric tons of primary aluminum at December 31, 2007 and December 31, 2006, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 2,818 metric tons and 2,538 metric tons of primary aluminum at December 31, 2007 and December 31, 2006, respectively, of which none were with Glencore at December 31, 2007 or 2006.

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

The contracts accounted for as derivatives contain clauses that trigger additional shipment volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 685,200 metric tons.  These contracts are settled monthly. We had no fixed price financial contracts to purchase aluminum at December 31, 2007 or December 31, 2006.

Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	December 31, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	--	--	--	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012	--	75,000	75,000	--	75,000	75,000
2013-2015	--	225,000	225,000	--	225,000	225,000
Total	9,000	685,200	694,200	128,500	735,600	864,100

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	December 31, 2007	December 31, 2006
2007	--	2,200
2008	1,150	480
Total	1,150	2,680

On a hypothetical basis, a $200 per metric ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $1.2 million after tax on accumulated other comprehensive income for the contracts designated as cash flow hedges, and $87.7 million on net income for the contracts designated as derivatives, for the period ended December 31, 2007 as a result of the forward primary aluminum financial sales contracts outstanding at December 31, 2007.

On a hypothetical basis, a $1.00 per MMBTU decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.7 million after tax on accumulated other comprehensive income for the period ended December 31, 2007 as a result of the forward natural gas financial purchase contracts outstanding at December 31, 2007.

Our metals and natural gas risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to Century’s board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production.  As of December 31, 2007, approximately 50% (including 100,200 metric tons of potential additional volume under our derivative sales contracts) of our production for 2008 was hedged by our LME-based alumina contracts, Nordural’s electrical power and tolling contracts, and by fixed price forward delivery and financial sales contracts.

Grundartangi.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with Glencore, Hydro and a subsidiary of BHP Billiton Ltd. whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a natural hedge against downswings in the market for primary aluminum.  Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the EU import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

Grundartangi is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona.  Grundartangi’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars.  There is no currency risk associated with these contracts.  However, Grundartangi’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

During 2006, we entered into currency options to mitigate a portion of our foreign currency exposure to the Icelandic krona for the Phase V expansion capital expenditures.  The option contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, had maturities through November 2007.  The critical terms of the contracts matched those of the underlying exposure.  We did not have any outstanding foreign currency options outstanding as of December 31, 2007.

Subprime and Related Risks

During 2007, asset-backed securities related to subprime consumer mortgages experienced a significant increase in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We are working with our pension fund trustee and we believe that approximately 2% of our pension assets may be invested in various subprime investments.  The approximate value of these assets at December 31, 2007 was $1.7 million.  We do not expect that any defaults would be material to our financial position or results from operation.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense as these losses are amortized over the service life of the participants.

At December 31, 2007, we had approximately $280.2 million invested in variable rate demand notes (“VRDN”).  These VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  We may tender the notes to the remarketing agent whenever the rates are reset, usually upon a seven-day notice.  While the underlying securities are long-term municipal bonds, the ability to tender the notes to the remarketing agent upon short notice provides liquidity.

There are two main risks associated with investments in VRDNs.  The primary risk is that the remarketing agent may not be able to repurchase the notes, in which case we would have investments in long-term municipal bonds and we would lose significant liquidity.  Our remarketing agents have standby letters-of-credit and insurance to protect us against a failed tender.  The second risk is that the underlying securities default.  We invest in highly rated municipal bonds (at December 31, 2007, our portfolio of investments was rated investment grade by Standard & Poor’s) and we diversify our investment portfolio, a hypothetical default in our largest positions at December 31, 2007 would result in a loss of approximately $21 million.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts, other highly rated liquid money market investments and government securities which are classified as cash equivalents and short-term investments, primarily variable-rate demand notes, which are classified as short-term investments.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	39 - 40
Consolidated Balance Sheets at December 31, 2007 and 2006	41
Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005	42
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005	43
Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005	44
Notes to the Consolidated Financial Statements	45 - 77

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  As discussed in Note 12 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expresses an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expresses an unqualified opinion on those financial statements and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 28, 2008

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
	December 31,
	2007	2006
	(Dollars in thousands, except share data)
ASSETS
Cash	$60,962	$96,365
Restricted cash	873	2,011
Short-term investments	280,169	--
Accounts receivable — net	93,451	113,371
Due from affiliates	26,693	37,542
Inventories	175,101	145,410
Prepaid and other current assets	40,091	19,830
Deferred taxes — current portion	69,858	103,110
Total current assets	747,198	517,639
Property, plant and equipment — net	1,260,040	1,218,777
Intangible asset — net	47,603	61,594
Goodwill	94,844	94,844
Deferred taxes – less current portion	321,068	203,452
Other assets	107,518	88,928
TOTAL	$2,578,271	$2,185,234
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$79,482	$64,849
Due to affiliates	216,754	282,282
Accrued and other current liabilities	60,482	75,143
Long term debt — current portion	--	30,105
Accrued employee benefits costs — current portion	11,997	11,083
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	551,530	646,277
Senior unsecured notes payable	250,000	250,000
Nordural debt	--	309,331
Accrued pension benefits costs — less current portion	14,427	19,239
Accrued postretirement benefits costs — less current portion	184,853	206,415
Due to affiliates – less current portion	913,683	554,864
Other liabilities	39,643	27,811
Deferred taxes	62,931	41,587
Total noncurrent liabilities	1,465,537	1,409,247
CONTINGENCIES AND COMMITMENTS (NOTE 13)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 40,988,058 and 32,457,670 shares issued and outstanding at December 31, 2007 and 2006, respectively)	410	325
Additional paid-in capital	857,787	432,270
Accumulated other comprehensive loss	(51,531)	(166,572)
Accumulated deficit	(245,462)	(136,313)
Total shareholders’ equity	561,204	129,710
TOTAL	$2,578,271	$2,185,234

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
NET SALES:
Third-party customers	$1,449,750	$1,299,035	$961,335
Related parties	348,413	259,531	171,027
	1,798,163	1,558,566	1,132,362
Cost of goods sold	1,434,700	1,210,044	970,685
Gross profit	363,463	348,522	161,677
Selling, general and administrative expenses	59,920	39,363	34,773
Operating income	303,543	309,159	126,904
Interest expense – third party	(32,899)	(37,002)	(25,668)
Interest income	10,790	1,705	1,367
Net loss on forward contracts	(508,875)	(389,839)	(309,698)
Loss on early extinguishment of debt	(2,461)	—	(835)
Other income (expense) — net	(841)	6,898	275
Loss before income taxes and equity in earnings of joint ventures	(230,743)	(109,079)	(207,655)
Income tax benefit	113,849	52,041	80,697
Loss before equity in earnings of joint ventures	(116,894)	(57,038)	(126,958)
Equity in earnings of joint ventures	15,645	16,083	10,703
Net loss	$(101,249)	$(40,955)	$(116,255)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(2.72)	$(1.26)	$(3.62)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2004		$320	$415,453	$(52,186)	$20,913	$384,500
Comprehensive income (loss) – 2005
Net loss – 2005	$(116,255)				(116,255)	(116,255)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $36,420 in tax	(64,710)
Net amount reclassified to income, net of $(14,655) in tax	25,365
Minimum pension liability adjustment, net of $63 in tax	113
Other comprehensive loss	(39,232)			(39,232)		(39,232)
Total comprehensive loss	$(155,487)
Dividends on common stock					(16)	(16)
Issuance of common stock – compensation plans		2	3,556			3,558
Balance, December 31, 2005		$322	$419,009	$(91,418)	$(95,358)	$232,555
Comprehensive income (loss) – 2006
Net loss – 2006	$(40,955)				(40,955)	(40,955)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $57,556 tax	(85,309)
Net amount reclassified to income, net of $(48,734) in tax	83,186
Minimum pension liability adjustment, net of $1,631 in tax	(2,532)
Other comprehensive loss	(4,655)			(4,655)		(4,655)
Total comprehensive loss	$(45,610)
Adjustment to initially apply SFAS No. 158, net of $46,161 tax				(70,499)		(70,499)
Excess tax benefits from share-based compensation			1,394			1,394
Share-based compensation expense			5,582			5,582
Issuance of common stock – compensation plans		3	6,285			6,288
Balance, December 31, 2006		$325	$432,270	$(166,572)	$(136,313)	$129,710
Comprehensive income (loss) – 2007
Net loss – 2007	$(101,249)				(101,249)	(101,249)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $448 tax	7,730
Net amount reclassified to income, net of $(57,773) tax	82,512
Defined benefit plans and other postretirement benefits:
Net gain, net of $(15,424) tax	20,730
Prior service cost, net of $2 tax	(3)
Amortization of net loss, net of $(2,643) tax	3,553
Amortization of prior service cost, net of $612 tax	(822)
Change in equity in investee other comprehensive income, net of $(2,229) tax:	1,341
Other comprehensive income	115,041			115,041		115,041
Total comprehensive income	$13,792
Adjustment to retained earnings upon adoption of FIN 48					(7,900)	(7,900)
Excess tax benefits from share-based compensation			588			588
Share-based compensation expense			5,962			5,962
Issuance of common stock – compensation plans		2	4,904			4,906
Issuance of common stock – equity offering, net		83	414,063			414,146
Balance, December 31, 2007		$410	$857,787	$(51,531)	$(245,462)	$561,204

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(101,249)	$(40,955)	$(116,255)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Unrealized net loss on forward contracts	411,023	333,081	306,756
Depreciation and amortization	78,060	69,220	56,533
Deferred income taxes	(131,819)	(126,342)	(59,834)
Pension and other post retirement benefits	12,688	14,561	12,381
Workers’ compensation	(743)	987	(1,572)
Stock-based compensation	5,962	5,582	--
Excess tax benefits from share-based compensation	(588)	(1,394)	--
(Gain) loss on disposal of assets	69	(6,851)	(32)
Non-cash loss on early extinguishment of debt	2,461	--	253
Undistributed earnings of joint ventures	(15,645)	(16,083)	(10,703)
Change in operating assets and liabilities:
Accounts receivable — net	19,920	(30,355)	(3,440)
Purchase of short-term trading securities	(721,271)	--	--
Sale of short-term trading securities	441,102	--	--
Due from affiliates	10,850	(18,904)	(4,267)
Inventories	(26,080)	(28,524)	(152)
Prepaids and other current assets	(12,540)	89	(10,092)
Accounts payable, trade	18,211	9,608	8,528
Due to affiliates	13,188	9,701	920
Accrued and other current liabilities	(16,912)	18,965	(32,664)
Other — net	7,558	(7,033)	(11,424)
Net cash (used in) provided by operating activities	(5,755)	185,353	134,936
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(24,240)	(23,602)	(18,027)
Nordural expansion	(88,764)	(193,511)	(280,086)
Business acquisitions, net of cash acquired	--	--	(7,000)
Restricted and other cash deposits	3,738	(2,583)	(350)
Proceeds from sale of property, plant, and equipment	695	7,759	124
Net cash used in investing activities	(108,571)	(211,937)	(305,339)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	30,000	109,000	222,937
Repayment of long-term debt – third party	(369,436)	(581)	(83,279)
Net borrowings (repayments) under credit facility	--	(8,069)	8,069
Excess tax benefits from share-based compensation	588	1,394	--
Financing fees	--	--	(5,132)
Issuance of common stock, net	417,771	3,453	1,408
Dividends	--	--	(16)
Net cash provided by financing activities	78,923	105,197	143,987
CHANGE IN CASH	(35,403)	78,613	(26,416)
CASH, BEGINNING OF YEAR	96,365	17,752	44,168
CASH, END OF YEAR	$60,962	$96,365	$17,752

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005
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

Prior to April 1996, we were an indirect, wholly-owned subsidiary of Glencore International AG, together with its subsidiaries, (“Glencore”).  In April 1996, we completed an initial public offering of our common stock. At December 31, 2007, Glencore owned 28.5% of Century’s outstanding common stock. Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase of alumina, tolling agreements and forward primary aluminum financial sales contracts.

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

Short-term investments – We account for short-term investment securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At December 31, 2007, our short-term investments primarily consist of investments in municipal variable rate demand notes.  These investments were classified as trading securities and recorded at fair value with unrealized holding gains and losses included in interest income.

Our variable rate demand notes (“VRDN”) are tax-exempt municipal bonds that are purchased from a remarketing agent.  We may tender the notes to the remarketing agent whenever the rates are reset, usually upon a seven-day notice.  While the underlying securities are long-term municipal bonds, the ability to tender the notes to the remarketing agent upon short notice provides liquidity and allow the investments to be classified as current assets.

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $1,000 at December 31, 2007 and 2006.

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

Goodwill and Intangible Asset – We recognized $94,844 of goodwill as a result of the acquisition of Nordural.  We test our goodwill annually for impairment in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized.  No impairment loss was recorded in 2007 or 2006.  The fair value is estimated using market comparable information.

Our intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its remaining term (through 2010) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of December 31, 2007 and 2006, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $108,383 and $94,392, respectively.

For the years ended December 31, 2007, 2006 and 2005, amortization expense for the intangible asset totaled $13,991, $13,049 and $14,561, respectively.  The estimated aggregate amortization expense for the intangible asset for the remainder of the contract term is as follows:

	For the year ending December 31,
	2008	2009	2010
Estimated amortization expense	$15,076	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

Other Assets — At December 31, 2007 and 2006, other assets consist primarily of Century’s investment in the Mt. Holly partnership, the investment in the Gramercy and St. Ann Bauxite joint ventures, deferred financing costs, deferred pension assets, and cash surrender value of life insurance policies. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.   Deferred financing costs are amortized on a straight-line basis over the life of the related financing.

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

We have determined that certain Nordural earnings would remain invested outside the United States indefinitely.

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

Forward Contracts and Financial Instruments — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts to be settled in cash to manage our exposure to changing primary aluminum prices. We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices.  See Note 14 for additional information about these contracts.  In 2006, we purchased option contracts to manage our exposure to fluctuations in the Icelandic krona exchange rate for future cash flows associated with our latest expansion project at Grundartangi, none were outstanding at December 31, 2007.

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

Certain financial sales contracts for primary aluminum, our foreign currency option contracts and all financial purchase contracts for natural gas have been designated as cash flow hedges in accordance with the provisions of SFAS No. 133 (as amended).  We assess the effectiveness of these cash flow hedges quarterly. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred on the balance sheet as accumulated other comprehensive income.  When the hedged transaction occurs, we recognize the realized gain or loss as revenue or cost of goods sold, as applicable, in the Consolidated Statement of Operations.  Any ineffective portion of the gain or loss is reported in earnings immediately.

The effectiveness of our cash flow hedges for primary aluminum and natural gas are measured by a historical and probable future high correlation of changes in the fair value of the hedging instruments with changes in value of the hedged item.  If high correlation is not achieved, then gains or losses will be recorded in net gain (loss) on forward contracts.  To date, high correlation has been achieved.  Our cash flow hedges for foreign currency were option contracts that provided “one-sided” protection from Icelandic krona appreciation.  If the krona appreciated to any level below the strike price, the option was exercised, creating a perfectly effective hedge.  If the krona depreciated to any level above the strike price, the option was allowed to expire unexercised and we purchased krona at an equivalent or better price than was allowed by the option strike price.  During 2007, 2006 and 2005, we did not recognize any gains or losses for ineffective portions of our cash flow hedges.  As of December 31, 2007 and 2006, we had recorded in other comprehensive income deferred losses of $170 and $90,728, respectively, on our cash flow hedges, net of tax.

In July 2006, we entered into a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Gains and losses on the embedded derivative are recorded in net gain (loss) on forward contracts on the Consolidated Statement of Operations.  Gains and losses on the embedded derivative were not material to our financial position or results of operations during 2007 and 2006.

Certain physical delivery and financial sales contracts for primary aluminum that are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the LME price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net gain (loss) on forward contracts.

Financial Instruments — Our receivables, payables, debt related to industrial revenue bonds (“IRBs”) and forward financial contracts are carried at amounts that approximate fair value. At December 31, 2007 and 2006, our 7.5% senior unsecured notes and 1.75% convertible senior notes had carrying amounts of $250,000 and $175,000, respectively.  At December 31, 2007, the estimated fair value of the 7.5% senior unsecured notes and 1.75% convertible senior notes were $251,250 and $325,589, respectively.  At December 31, 2006, the estimated fair value of the 7.5% senior unsecured notes and 1.75% convertible senior notes were $252,250 and $277,900, respectively.

Concentration of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables and short-term investments.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers.  At December 31, 2007, we had approximately $280,169 invested in variable rate demand notes (“VRDN”).  These VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  We may tender the notes to the remarketing agent whenever the rates are reset, usually upon a seven-day notice.  While the underlying securities are long-term municipal bonds, the ability to tender the notes to the remarketing agent upon short notice provides liquidity.

There are two main risks associated with investments in VRDNs.  The primary risk is that the remarketing agent may not be able to repurchase the notes, in which case we would have investments in long-term municipal bonds and we would lose significant liquidity.  Our remarketing agents have standby letters-of-credit and insurance to protect us against a failed tender.  The second risk is a default in the underlying securities.

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

Stock-Based Compensation — We adopted SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006.  Through December 31, 2005, we accounted for stock based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25 “Accounting for Stock Issued to Employees.” No compensation cost was recognized for the stock option portions of the plan prior to January 1, 2006 because the exercise prices of the stock options granted were equal to the market value of our stock on the date of grant.  Our stock incentive plans are described in Note 10.  If we determined the compensation cost in 2005 for the stock incentive plans using the fair value method provided under SFAS No. 123, our net loss and loss per share would have changed to the pro forma amounts indicated below:

		2005
Net loss	As Reported	$(116,255)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects		2,840
Deduct: Stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(3,570)
Pro forma net loss		$(116,985)

Basic and diluted loss per share	As Reported	$(3.62)
	Pro Forma	$(3.64)

We use the Black-Scholes option-pricing model to estimate the fair value of our stock option grants and service-based share awards on the grant date of the share award.  Information about our assumptions used to value the grants in 2007, 2006 and 2005 is available in Note 10.

Recently Issued Accounting Standard – SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.

SFAS No. 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  We are currently assessing the new pronouncement and have not determined what, if any, impact the adoption of SFAS No. 160 will have on our financial position and results of operations.

SFAS No. 157.  In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to other existing accounting pronouncements that require or permit fair value measurements.  The pronouncement does not require any new fair value measurements.  SFAS No. 157 will be effective for financial statements issued for fiscal years beginning after November 15, 2007, and the interim periods within those years.  We are currently assessing the new pronouncement and do not believe the impact of adopting SFAS No. 157 will have a material effect on our financial position and results of operations.

SFAS No. 159.  In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  The Statement would permit us to measure certain financial instruments and other items at their fair value.  The objective of the Statement is to mitigate the volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This fair value option would allow us to choose to measure eligible items at fair value at a specified election date.  The Statement is effective for us as of January 1, 2008.  We do not intend to adopt the provisions of SFAS No. 159.

Foreign Currency – Our Nordural subsidiary uses the U.S. dollar as its functional currency, however a portion of the Nordural facility at Grundartangi’s operating and construction expenses are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) in the Consolidated Statement of Operations.

2.	Equity Offering

In June 2007, we completed a public equity offering of 8,337,500 shares of common stock, which included the exercise of the over-allotment option of 1,087,500 shares of common stock, at a price of $52.50 per share, raising $437,719 before offering costs.  We sold the 8,337,500 shares of common stock in a simultaneous offering in the United States and Iceland.  Shares of common stock offered and sold in Iceland are represented by global depositary receipts, with one depositary receipt representing one share of common stock.  The offering costs were approximately $23,573, representing underwriting discounts and commissions and offering expenses.

In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200,000 of principal of the Nordural senior term loan facility.  The balance of the equity offering proceeds is expected to be used as partial funding for the construction of a proposed greenfield aluminum smelter near Helguvik, Iceland and for general corporate purposes.

3.	Short-term Investments

At December 31, 2007, the composition of our short-term investments was as follows:

2007
Trading securities:
Municipal securities	$265,107
Municipal short-term paper	15,062
Short-term investments	$280,169

4.	Inventories

Inventories, at December 31, consist of the following:

	2007	2006
Raw materials	$73,926	$61,749
Work-in-process	22,201	20,528
Finished goods	7,968	5,435
Operating and other supplies	71,006	57,698
Inventories	$175,101	$145,410

5.	Property, Plant and Equipment

Property, plant and equipment, at December 31, consist of the following:

	2007	2006
Land and improvements	$13,061	$13,061
Buildings and improvements	297,548	247,128
Machinery and equipment	1,317,781	1,201,371
Construction in progress	25,922	93,588
	1,654,312	1,555,148
Less accumulated depreciation	(394,272)	(336,371)
Property, plant and equipment - net	$1,260,040	$1,218,777

For the years ended December 31, 2007, 2006 and 2005, we recorded depreciation expense of $64,069, $56,171 and $41,972, respectively.

At December 31, 2007 and 2006, the cost of property, plant and equipment includes $163,790 and $158,911, respectively, and accumulated depreciation includes $78,738 and $72,300, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

6.	Debt

	December 31,
	2007	2006
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(3)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Current portion of long-term debt	--	30,105
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(4)	250,000	250,000
Nordural’s senior term loan facility (5)	--	301,500
Nordural’s various loans, less current portion	--	7,831
Total Debt	$432,815	$772,251

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The convertible notes are classified as current because they are convertible at any time by the holder.  The IRB interest rate at December 31, 2007 was 3.72%.

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

(4)
On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

(5)
Nordural repaid all of the principal balances associated with its senior term loan facility, harbor loan and site loans in 2007.  In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200,000 of principal of the Nordural senior term loan facility.  The remaining repayments were provided by available cash and cash generated from operations.  In 2007, we recognized a $2,461 loss on extinguishment of long-term debt related to the write-off of deferred financing fees associated with the Nordural senior term loan facility.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of December 31, 2007, we have letters of credit totaling $2,577 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.  Other than the letters of credit, we had no other outstanding borrowings under the Credit Facility as of December 31, 2007.  As of December 31, 2007, we had a borrowing availability of $97,423 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

Principal Payments on Long Term Debt

Principal payments on our long term debt in the next five years and thereafter are as follows:

	Total	2008	2009	2010	2011	2012	Thereafter
7.5% senior notes due August 2014	$250,000	$--	$--	$--	$--	$--	$250,000

7.	Composition of certain balance sheet accounts at December 31

Components of Prepaid and other current assets:	2007	2006
Other current assets	$11,100	$8,629
Domestic income tax receivable	9,990	--
Foreign withholding tax receivable	9,922	106
VAT receivable, net	4,605	8,165
Prepaid assets	4,474	2,930
	$40,091	$19,830

Components of Accrued and other current liabilities:	2007	2006
Other accrued and current liabilities	$23,017	$24,234
Accrued expenses	11,954	1,895
Accrued tax reserve	9,200	--
Accrued bond interest	8,359	8,359
Accrued vacation pay	7,486	5,976
Income taxes payable	466	34,679
	$60,482	$75,143

Components of Accumulated Other Comprehensive Loss:	2007	2006
Unrealized loss on financial instruments, net of $1,443 and $58,452 tax benefit	$(170)	$(90,728)
Defined benefit plan liabilities, net of $28,581 and $50,386 tax benefit	(51,334)	(78,206)
Equity in investee other comprehensive income, net of $286 and $(1,522) tax (1)	(27)	2,362
	$(51,531)	$(166,572)

(1)
Includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income consists primarily of pension and other postretirement benefit obligations.

8.	Pension and Other Postretirement Benefits

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

Incremental Effect of Applying SFAS No. 158 on certain line items in the Consolidated Balance Sheet:
	Before application of SFAS No. 158	Adjustment for Additional Minimum Liability (“AML”)	Before SFAS No. 158 with AML adjustment	SFAS No. 158 adoption adjustments	After application of SFAS No. 158
Other assets (1)	$258,988	$1,631	$260,619	$31,761	$292,380
Total assets	2,151,842	1,631	2,153,473	31,761	2,185,234
Accrued employee benefit cost - current	9,552	--	9,552	1,531	11,083
Total current liabilities	644,746	--	644,746	1,531	646,277
Accrued pension benefit costs - noncurrent	10,456	4,163	14,619	4,620	19,239
Accrued postretirement benefit costs - noncurrent	110,306	--	110,306	96,109	206,415
Total noncurrent liabilities	1,304,355	4,163	1,308,518	100,729	1,409,247
Accumulated other comprehensive income	(93,541)	(2,532)	(96,073)	(70,499)	(166,572)
Total shareholders' equity	202,741	(2,532)	200,209	(70,499)	129,710

(1)	The change in Other assets due to SFAS No. 158 adoption adjustments includes an increase in deferred tax assets of $46,161 and a decrease in pension assets of $14,400.

Pension Benefits

We maintain noncontributory defined benefit pension plans for all of our domestic hourly and salaried employees.  For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at Ravenswood, plan benefits are based primarily on a formula that provides a specific benefit for each year of service. Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. equity securities, growth funds and fixed income accounts. In addition, we provide supplemental executive retirement benefits (“SERB”) for certain current and former executive officers.  We use a measurement date of December 31st to determine the pension and OPEB liabilities.

The hourly employees at Hawesville are part of a United Steelworkers of America (“USWA”) sponsored multi-employer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.  During the years ended December 31, 2007, 2006 and 2005, we contributed $1,409, $1,585 and $1,531, respectively, to the plan, and had no outstanding liability at year end.

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

Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2007	2006	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of year	$99,324	$91,208	$212,961	$178,450
Service cost	4,220	3,710	7,004	6,140
Interest cost	5,770	5,190	11,644	10,394
Plan changes	5	1,093	—	(4,840)
Medicare subsidy reimbursements	—	—	336	—
(Gains) losses	(3,957)	3,104	(33,822)	28,396
Benefits paid	(5,367)	(4,981)	(5,870)	(5,579)
Benefit obligation at end of year	$99,995	$99,324	$192,253	$212,961
Change in plan assets:
Fair value of plan assets at beginning of year	$81,853	$77,742	$—	$—
Actual return on plan assets	5,296	7,923	—	—
Employer contributions	8,234	1,169	5,870	5,579
Benefits paid	(5,367)	(4,981)	(5,870)	(5,579)
Fair value of assets at end of year	$90,016	$81,853	$—	$—
Funded status of plans:
Funded status	$(9,979)	$(17,471)	$(192,253)	$(212,961)
Amounts Recognized in the Statement of Financial Position:
Non-current assets	$5,741	$3,002	$—	$—
Current liabilities	(1,293)	(1,234)	(7,400)	(6,546)
Non-current liabilities	(14,427)	(19,239)	(184,853)	(206,415)
Net amount recognized	$(9,979)	$(17,471)	$(192,253)	$(212,961)
Amounts Recognized in accumulated other comprehensive loss (pre-tax):
Net unrecognized actuarial loss	$15,707	$19,095	$66,245	$105,206
Unrecognized prior service cost (benefit)	3,367	4,089	(5,404)	(7,566)
	$19,074	$23,184	$60,841	$97,640

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2007	2006	2007	2006	2007	2006
Hourly pension plan	$48,600	$47,780	$48,119	$47,334	$51,299	$50,782
Salaried pension plan	35,674	35,692	30,734	30,348	38,717	31,071
Supplemental executive benefits pension plan (“SERB”)	15,721	15,852	15,602	15,852	—	—

There are no plan assets in the SERB due to the nature of the plan.

Components of Net periodic benefit cost and other amounts recognized in other comprehensive income:

Net Periodic Benefit Cost:
	Year Ended December 31,
	Pension			OPEB
	2007	2006	2005	2007	2006	2005
Service cost	$4,220	$3,710	$4,015	$7,004	$6,140	$5,032
Interest cost	5,770	5,190	4,676	11,643	10,394	8,878
Expected return on plan assets	(6,943)	(6,800)	(5,899)	—	—	—
Amortization of prior service costs	727	544	2,962	(2,162)	(1,818)	(879)
Amortization of net loss	1,057	1,144	634	5,139	4,555	3,715
Net periodic benefit cost	$4,831	$3,788	$6,388	$21,624	$19,271	$16,746

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax):
	Year Ended December 31,
	Pension	OPEB
	2007	2007
Net gain	$(2,309)	$(33,822)
Prior service cost	5	--
Amortization of net loss	(1,057)	(5,139)
Amortization of prior service costs	(728)	2,162
Total amount recognized in other comprehensive income	(4,089)	(36,799)
Net periodic benefit cost	4,831	21,624
Total recognized in net periodic benefit cost and other comprehensive income	$742	$(15,175)

The estimated net loss and prior service cost (benefit) for our defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 are $477 and $727, respectively.  The estimated net loss and prior service cost for our OPEB plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 is $3,180 and $(2,162), respectively.

Weighted average assumptions were used to determine benefit obligations at December 31:

	Salaried and SERB Pension Benefits		Hourly Pension Benefits		OPEB
	2007	2006	2007	2006	2007	2006
Discount rate	6.50%	5.75%	6.25%	5.75%	6.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Measurement date	12/31/2007	12/31/2006	12/31/2007	12/31/2006	12/31/2007	12/31/2006

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:
	Pension			OPEB
	2007	2006	2005	2007	2006	2005
Measurement date	12/31/2006	12/31/2005	12/31/2004	12/31/2006	12/31/2005	12/31/2004
Fiscal year end	12/31/2007	12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Discount rate	5.75%	5.50%	5.75%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%	9.00%	9.00%	—	—	—

In developing the long-term rate of return assumption for pension fund assets, we evaluated input from our actuaries, including their review of asset class return expectations as well as long-term inflation assumptions.  Projected returns are based on historical returns of broad equity and bond indices.  We also considered our historical 10-year compound returns. We anticipate that our investments will generate long-term rates of return of 8.5%, based on target asset allocations.

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy.  The approach used to measure this impact is based on our understanding of FASB Staff Position (“FSP’) 106-2.  During 2004, we recognized the impact of these changes on a prospective basis.  As of December 31, 2007, the effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation of our OPEB plans by $21,493, a decrease of approximately 11.2%.

For measurement purposes, medical cost inflation is initially estimated to be 10%, declining to 5% over six years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2007:

	1% Increase	1% Decrease
Effect on total of service and interest cost components	$4,136	$(3,190)
Effect on accumulated postretirement benefit obligation	$32,176	$(25,965)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  In 2007, for our eligible employees, we matched 100% of the first 3% of a participants annual compensation and 50% of the next 2% of their annual compensation contributed to the savings plan.  In 2006 and 2005, we provided matching contributions of 60% of the first 6% of a participant’s annual compensation contributed to the savings plan.  In all years, one half of our contribution is invested in the common stock of Century and the other half of our contribution is invested based on employee election.  Our contributions to the savings plan were $1,017, $558, and $560 for the years ended December 31, 2007, 2006 and 2005, respectively. Shares of common stock of Century may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service.  A year of service is defined as a plan year in which the employee works at least 1,000 hours.

Pension Plan Assets

Our pension plans’ weighted average asset allocations at December 31, 2007 and 2006, by asset category are as follows:

	Pension Plan Assets
	December 31,
	2007	2006
Equity securities	65%	66%
Debt securities	35%	34%
	100%	100%

We seek a balanced return on plan assets through a diversified investment strategy. Our weighted average target allocation for plan assets is 65% equity securities and funds and 35% fixed income funds.

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows

Contributions

We expect to make approximately $1,300 in benefit payments for our unfunded SERB plan for 2008.  While no mandatory pension plan contributions are required at this time, we may decide to make a voluntary contribution to the plans during the year.  We expect to provide approximately $7,400 for benefit payments for our other postretirement benefit plans for the year ending December 31, 2008.

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits
2008	$5,748	$7,400
2009	6,001	8,429
2010	6,127	9,550
2011	6,260	10,509
2012	6,395	11,087
2013 - 2017	35,264	63,047

9.	Shareholders’ Equity

Preferred Stock — Under our Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock, with a par value of one cent per share, in one or more series. The authorized, but unissued preferred shares may be issued with such dividend rates, conversion privileges, voting rights, redemption prices and liquidation preferences as the Board of Directors may determine, without action by shareholders. At December 31, 2007 and 2006, we had no outstanding preferred stock.

Common Stock — Under our Restated Certificate of Incorporation, the Board of Directors is authorized to issue up to 100,000,000 shares of common stock.

10.	Stock Based Compensation

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) stock awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 5,000,000 shares authorized for issuance with approximately 2,900,000 shares remaining in reserve at December 31, 2007.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant. Our non-employee director’s annual option grants vest one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

As of December 31, 2007, options to purchase 451,717 shares of common stock were outstanding and approximately 82,834 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  As of December 31, 2007, approximately 218,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan. As of December 31, 2007, this plan has 33,000 outstanding options, but no new options will be issued out of this plan.

A summary of the changes in options outstanding under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2007 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	423,537	$28.94
Granted	163,750	52.45
Exercised	(98,736)	26.59
Forfeited	(3,834)	24.73
Outstanding and expected to vest at December 31, 2007 (1)	484,717	$37.40	8.4	$8,294
Fully vested and exercisable at December 31, 2007	301,380	$33.25	8.0	$6,336

(1) We expect all of our outstanding options to vest as our forfeitures are immaterial.

Service-based share awards (1)	Number
Outstanding at January 1, 2007	91,500
Granted	34,500
Vested (Awarded)	(43,166)
Forfeited	--
Outstanding at December 31, 2007	82,834

(1)	All of our service-based stock awards require the recipients to remain an employee for a certain period of time before the award vests. Recipients receive common stock upon vesting.

Non-vested Options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2007	200,871	$19.37
Granted	163,750	28.80
Vested	(180,284)	22.43
Forfeited	(1,000)	22.48
Non-vested options at December 31, 2007	183,337	$25.14

	Year ended December 31,
	2007	2006	2005
Weighted average per share fair value of:
Stock options grants	$28.80	$24.38	$14.96
Service-based share grants	48.43	36.12	24.15
Total intrinsic value of option exercises	2,615	3,632	1,329
Share-based liabilities paid (1)	2,281	5,208	3,499
Total fair value of shares vested during the period	4,044	1,771	1,255

(1)	Share based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

Option Pricing Model – We estimate the fair value of each option and service-based share award using the Black-Scholes option-pricing model on the date of grant.  We used the following assumptions to estimate the fair value of our share awards for 2007 and 2006.

	2007	2006
Risk-free interest rate	3.60-5.02%	4.30-4.99%
Expected dividend yield	$0.00	$0.00
Expected volatility	45 - 60%	60%
Expected forfeiture rate	0% - 3%	5%
Expected term (years)	3.0 – 6.25	5.2

Through December 31, 2007, we estimated the expected term of the options using the method specified in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  The risk-free interest rate is based on the yield on the measurement date for zero-coupon U.S. Treasury bonds with terms similar to the expected life of the option.  The dividend yield is zero, based on our current expectation to not pay dividends on our common stock for the foreseeable future.  Expected volatility is estimated using the historical volatility of the price of our common stock over the expected term of the options.  The expected forfeiture rate is based on our historical forfeiture rate and recent historical forfeiture rates by employee class.

The following table summarizes the compensation cost recognized for the year ended December 31, 2007, 2006 and 2005, respectively, for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2007, 2006, or 2005.

	Year ended December 31,
	2007	2006	2005
Share-based compensation expense reported:
Stock option grants	$4,478	$4,358	$--
Service-based stock awards	1,484	1,224	--
Performance-based stock grants	2,946	3,947	4,437
Total share-based compensation expense before income tax	8,908	9,529	4,437
Income tax benefit	(3,274)	(3,516)	(1,597)
Total share-based compensation expense, net of income tax benefit	$5,634	$6,013	$2,840

As of December 31, 2007, we had unrecognized compensation expense of $4,467 before taxes, related to non-vested stock options and service-based stock awards.  This expense will be recognized over a weighted average period of 0.75 years.  The unrecognized compensation expense is expected to be recognized over the following periods:

	2008	2009	2010
Stock-based compensation expense (pre-tax)	$3,276	$1,131	$60

During the year ended December 31, 2007, we received $2,626 from employees for the exercise of stock options.  For the year ended December 31, 2007, we recorded an excess tax benefit of $588 related to these stock option exercises.

It has been our policy to issue new shares to satisfy the requirements of our share-based compensation plans.  We do not expect to repurchase shares in the future to support our share-based compensation plans.

11.	Earnings (Loss) Per Share

Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  During 2007, 2006 and 2005, we reported net losses, so any dilutive common shares would be antidilutive to EPS.  The following table shows the basic and diluted earnings (loss) per share for these periods:

	For the fiscal year ended December 31,
	2007			2006			2005
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Basic and Diluted EPS:
Net loss	$(101,249)	37,199	$(2.72)	$(40,955)	32,395	$(1.26)	$(116,255)	32,136	$(3.62)

For the period ended December 31, 2007, 484,717 options to purchase common stock and 82,834 service-based share awards were outstanding, but were excluded from the calculation of diluted earnings per share because of the antidilutive effect.  Based on the average price for our common stock for the year ended December 31, 2007, we would have issued approximately 2,566,000 shares upon an assumed conversion of our convertible debt.  These shares were also excluded from the calculation of diluted earnings per share because of the antidilutive effect.

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

For the period ended December 31, 2005, 453,661 options to purchase common stock and 59,000 service-based share awards were outstanding, but were excluded from the calculation of diluted earnings per share because of the antidilutive effect.  In 2005, we assumed no conversion of our outstanding 1.75% convertible senior notes in calculating dilutive EPS because the conversion price had not been met.

12.	Income Taxes

The components of pre-tax loss consist of the following:
	Year Ended December 31,
	2007	2006	2005
U.S.	$(315,153)	$(158,380)	$(248,921)
Foreign	84,410	49,301	41,266
Total	$(230,743)	$(109,079)	$(207,655)

Significant components of the income tax expense consist of the following:
	Year Ended December 31,
	2007	2006	2005
Current:
U.S. federal current expense	$24,471	$62,279	$18,136
State current expense (benefit)	(3,205)	11,840	2,727
Foreign current expense (benefit)	(3,296)	182	--
Total current expense	17,970	74,301	20,863
Deferred:
U.S. federal deferred benefit	(162,208)	(135,760)	(100,069)
State deferred expense (benefit)	7,918	(27,165)	8,857
Foreign deferred tax expense (benefit)	22,471	36,583	(10,348)
Total deferred benefit	(131,819)	(126,342)	(101,560)
Total income tax benefit	$(113,849)	$(52,041)	$(80,697)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2007	2006	2005
Federal Statutory Rate	35.0%	35.0%	35.0%
Effect of:
Permanent differences	1.0%	(0.8)%	--
State taxes, net of Federal benefit	5.7%	6.1%	4.0%
Foreign earnings taxed at different rates than U.S.	17.2%	10.8%	2.0%
Equity earnings in joint ventures	(2.4)%	(3.4)%	(2.0)%
Valuation allowance	(6.0)%	--	--
Other	(1.0)%	--	--
	49.4%	47.7%	39.0%

Our permanent differences primarily relate to tax-exempt interest income, domestic production deduction, nondeductible executive compensation, meals and entertainment disallowance and other nondeductible expenses.

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:
	2007	2006
Deferred tax assets:
Accrued postretirement benefit cost	$42,099	$38,549
Accrued liabilities	7,798	8,536
Share-based compensation	4,012	2,159
Derivative and hedging contracts	390,791	252,760
Equity contra - other comprehensive loss	30,310	107,316
State net operating losses	1,885	--
Foreign net operating losses	15,968	4,492
Other	339	675
Total deferred tax assets	493,202	414,487
Valuation allowance	(13,881)	--
Net deferred tax assets	$479,321	$414,487
Deferred tax liabilities:
Tax over financial statement depreciation	$(68,474)	$(76,810)
Pension	(3,145)	(1,955)
Income from domestic partnership	(3,339)	(12,636)
Unrepatriated foreign earnings	(12,311)	(12,032)
Foreign basis differences	(64,057)	(46,079)
Total deferred tax liabilities	(151,326)	(149,512)
Net deferred tax asset	$327,995	$264,975

The net deferred tax asset of $327,995 at December 31, 2007, is net of a non-current deferred foreign income tax liability of $62,931 and includes $69,858 of current deferred tax assets and $321,068 of non-current deferred tax assets.  The net deferred tax asset of $264,975 at December 31, 2006, is net of a non-current deferred foreign income tax liability of $41,587 and includes $103,110 of current deferred tax assets and $203,452 of non-current deferred tax assets.

Under SFAS No.109, “Accounting for Income Taxes,” a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance would be based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We recorded a valuation allowance of $13,881 against a portion of our Icelandic NOL deferred tax assets as of December 31, 2007, due to our belief that it is more likely than not that these assets will not be realized.

At December 31, 2007, we had state net operating loss carryforwards of $1,550 and Icelandic net operating loss carryforwards of $15,968.  State net operating losses begin to expire in 2008, and Icelandic net operating losses begin to expire in 2016.

We have not recorded deferred income taxes applicable to unrepatriated foreign earnings that are permanently reinvested outside the United States.  If Nordural’s earnings were not permanently reinvested, an additional deferred tax liability of $34,864 would have been reported at December 31, 2007.

FIN 48 Adoption

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No 109," as of January 1, 2007.  As a result of the adoption of FIN 48, we increased our January 1, 2007 retained deficit balance approximately $7,900.  As of the adoption date, we had unrecognized tax benefits of $21,800 (including interest and net of federal benefit).  We recognized an additional net accrual of $2,500 for the year ended December 31, 2007, for a total reserve of $24,300 (net of federal benefit).  If recognized, $20,800 of this amount would affect the effective tax rate.

A reconciliation of the beginning and ending gross amounts of unrecognized tax benefits (excluding interest) is as follows:
Balance as of January 1, 2007	$18,100
Additions based on tax positions related to the current year	6,600
Additions based on tax positions of prior years	16,200
Reductions for tax positions of prior years	(300)
Settlements	--
Balance as of December 31, 2007	$40,600

Included in the above $40,600 balance at December 31, 2007 are $21,600 of tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. Included in the balance at December 31, 2007, are estimates of uncertain tax positions related to state tax filings.

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  We have recognized approximately $5,300 of interest at January 1, 2007, and an additional $1,800 for the year ended December 31, 2007.  The net accrued interest of $7,100 as of December 31, 2007 is included as a component of the $24,300 unrecognized tax benefit noted above.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and Iceland. We have substantially concluded all material U.S. federal income tax matters for years through 1999. Federal income tax returns for 2000 through 2002 are currently under examination by the Internal Revenue Service (”IRS”). In connection with these examinations, the IRS has raised issues and proposed tax adjustments. We have filed an administrative appeal with the IRS and it is likely that this examination will conclude in 2008.  In 2008, we anticipate paying approximately $20,000 related to the IRS examination. Our federal income tax returns beginning in 2003 are subject to examination. Material state and local income tax matters have been concluded for years through 2002.  West Virginia income tax returns for 2004 through 2006 are currently under examination and the majority of other state returns beginning in 2004 are subject to examination. We are not currently under examination for our Icelandic filed tax returns and income tax matters have been concluded for years through 2001.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months with the exception of reductions for payments to the IRS to settle the examination as noted above.

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

Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire is to perform all obligations under the ROD.  Century Aluminum of Kentucky General Partnership (“Century Kentucky”) has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through December 31, 2007, we have expended approximately $700 on the Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $790 and $605 at December 31, 2007 and 2006, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately 73% of this power is at fixed prices.  In October 2007, Century acquired 22% of the 27% unpriced position of the power requirements for Hawesville for the first six months of 2008.  The power was acquired through Kenergy from Big Rivers and Constellation Energy at fixed prices.  Approximately five percent of Hawesville’s power requirements for the first six months of 2008 and 27% for the balance of 2008 remain unpriced.  Hawesville has unpriced power requirements of 126 MW or 27% of its power requirements from mid-2008 through 2010.  Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E.

We are working with Big Rivers and Kenergy on a proposal that would restructure and extend the existing power supply contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close late in the second quarter of 2008.

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  In 2006, the Public Service Commission for the State of West Virginia (“PSC”) approved an experimental rate design through June 30, 2009 in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  After December 31, 2007, CAWV may terminate the agreement by providing 12 months notice of termination.

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

In April 2006, we announced an expansion of the Grundartangi facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy (“Phase V expansion”) which was completed in the fourth quarter of 2007.  OR has agreed to deliver the electrical power for the additional expansion capacity by late 2008.  In July 2007, we formalized our agreement with Landsvirkjun to deliver electrical power for the start-up of the Phase V capacity on an interim basis, if available, until electrical power is available from OR in late 2008.

In April 2007 and June 2007, Nordural signed electrical power supply agreements with HS and OR, respectively, for the planned primary aluminum reduction facility in Helguvik, Iceland.  Under the agreements, power will be supplied to the proposed Helguvik facility in stages, beginning with an initial phase of up to 250 megawatts (“MW”), which will support production capacity of up to 150,000 mtpy.  HS will provide up to 150 MW in this initial stage, and OR will supply up to 100 MW.  Electricity delivery for this first phase is targeted to begin in late 2010.  The agreements provide for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreements are subject to the satisfaction of certain conditions.

Labor Commitments

Approximately 81% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”).  Our Hawesville, Kentucky plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers approximately 600 hourly workers at the Hawesville plant.  Our Ravenswood plant employees represented by the USWA are under a labor agreement that will expire on May 31, 2009.  The agreement covers approximately 570 hourly employees at the Ravenswood plant.

Approximately 90% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

Other Commitments and Contingencies

At December 31, 2007 and 2006, we had outstanding capital commitments of approximately $8,521 and $67,732, respectively, primarily related to the Grundartangi Phase V expansion project.

14.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum products, we are exposed to fluctuating raw material and primary aluminum prices.  We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	19 million pounds per month in 2008. 14 million pounds per month in 2009	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high purity molten aluminum) (4)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)	Metal sales volumes under the Alcan Metal Agreement will be 19 million pounds per month through December 31, 2008 and 14 million pounds per month from January 2009 through August 31, 2009.
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

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)(2)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 96,807 metric tons and 132,726 metric tons of primary aluminum at December 31, 2007 and December 31, 2006, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 2,818 metric tons and 2,538 metric tons of primary aluminum at December 31, 2007 and December 31, 2006, respectively, of which none were with Glencore at December 31, 2007 or 2006.

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

Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	December 31, 2007			December 31, 2006
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2007	--	--	--	119,500	50,400	169,900
2008	9,000	100,200	109,200	9,000	100,200	109,200
2009	--	105,000	105,000	--	105,000	105,000
2010	--	105,000	105,000	--	105,000	105,000
2011	--	75,000	75,000	--	75,000	75,000
2012-2015	--	300,000	300,000	--	300,000	300,000
Total	9,000	685,200	694,200	128,500	735,600	864,100

Our contracts accounted for as derivatives contain clauses that trigger additional sales volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional sales volume would be 685,200 metric tons.  These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at December 31, 2007 or December 31, 2006.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	December 31, 2007	December 31, 2006
2007	--	2,200
2008	1,150	480
Total	1,150	2,680

Based on the fair value of our financial sales contracts for primary aluminum and financial purchase contracts for natural gas that qualify as cash flow hedges as of December 31, 2007, an accumulated other comprehensive loss (related to these contracts) of $(3,779) is expected to be reclassified as a reduction to earnings over the next 12 month period.

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

15.	Asset Retirement Obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2007	2006
Beginning balance, ARO liability	$12,864	$11,808
Additional ARO liability incurred	2,038	2,302
ARO liabilities settled	(2,348)	(2,236)
Accretion expense	1,032	990
Ending balance, ARO liability	$13,586	$12,864

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2007, 2006, and 2005, are described below.

The Chairman of the Board of Directors of Century as of December 31, 2007 is a member of the Board of Directors of Glencore International AG.  One of Century’s Board members is the Chairman of the Board of Directors of Glencore International AG.

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

Century of Kentucky has purchased alumina and sold primary aluminum in transactions with Glencore at prices which management believes approximated market.

Century of Kentucky has purchased alumina in transactions with Gramercy at cost.

St. Ann Bauxite sells alumina to Sherwin Alumina at prices which management believes approximated market. Since May 1, 2007, Sherwin Alumina has been owned by Glencore.

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Year Ended December 31,
	2007	2006	2005
Net sales to Glencore	$348,413	$259,531	$171,027
Purchases from Glencore	178,971	185,462	129,757
Cash settlement of financial sales contracts that do not qualify for cash flow hedge accounting	98,259	54,236	--
Gramercy alumina purchases	139,383	134,178	138,022
St. Ann Bauxite sales to Sherwin Alumina (owned by Glencore since May 1, 2007)	18,721	--	--

See Note 14 for a discussion of our fixed-price commitments, forward financial contracts, and contract settlements with related parties.

17.	Supplemental Cash Flow Information

	Year Ended December 31,
	2007	2006	2005
Cash paid for:
Interest	$34,321	$42,607	$30,358
Income taxes	53,338	58,476	15,449
Cash received from:
Interest	9,878	1,331	1,388
Income tax refunds	--	587	--

Non-cash investing activities:
Accrued Nordural expansion costs	$(3,592)	$(6,679)	$6,170

Non-Cash Activities

In 2007, 2006 and 2005, we issued shares of common stock to certain key employees as part of our performance share program.  We issued shares to satisfy performance share liabilities of $2,281, $2,867 and $1,965 during the years 2007, 2006 and 2005, respectively.

During the years ended December 31, 2007, 2006 and 2005, we capitalized interest costs incurred in the construction of equipment of $3,739, $8,861 and $8,711, respectively.

In 2007, we recorded a $2,461 non-cash loss on extinguishment of debt arising from the write-off of deferred financing costs for the Nordural senior term loan facility.

18.	Business Segments

We operate in one reportable business segment, primary aluminum.  A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2007	2006	2005
Primary	$2,547,432	$2,159,429	$1,648,351
Corporate, unallocated	30,839	25,805	29,080
Total assets	$2,578,271	$2,185,234	$1,677,431

(1)
Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2007	2006	2005
Net sales:
United States	$1,318,435	$1,245,167	$992,442
Other	479,728	313,399	139,920
Long-lived assets:(1)
United States	$548,782	$569,124	$604,411
Iceland	932,339	880,776	712,079
Other	16,382	14,244	10,395

(1) Includes long-lived assets other than financial instruments and deferred tax assets

Major customer information

In 2007, 2006 and 2005, we had four major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,
	2007		2006		2005
	$	%	$	%	$	%
Southwire	431,460	24.0	420,100	27.0	294,468	26.0
Alcan	378,294	21.0	400,908	25.7	356,347	31.5
Glencore	348,413	19.4	259,531	16.7	171,027	15.1
BHP Billiton	255,646	14.2	229,524	14.7	137,736	12.2

19.	Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2007 and 2006 are as follows:

	Net sales	Gross profit	Net income (loss)	Net income (loss) per share
2007:
4th Quarter(1)	$432,130	$59,923	$(112,303)	$(2.74)
3rd Quarter(2)	454,371	84,496	7,470	0.18
2nd Quarter(3)	464,005	108,392	(60,665)	(1.77)
1st Quarter	447,657	110,652	64,249	1.98

2006:
4th Quarter(4)	$424,367	$93,076	$(119,123)	$(3.67)
3rd Quarter(5)	381,277	70,974	173,939	5.36
2nd Quarter(6)	405,976	108,004	45,800	1.41
1st Quarter (7)	346,946	76,468	(141,571)	(4.39)

(1)	The fourth quarter of 2007 net income includes a charge of $147,737, net of tax, for loss on forward contracts
(2)	The third quarter of 2007 net income includes a charge of $46,206 net of tax, for loss on forward contracts.
(3)	The second quarter of 2007 net income includes a charge of $125,091, net of tax, for loss on forward contracts.
(4)	The fourth quarter of 2006 net income includes a charge of $174,250, net of tax, for loss on forward contracts offset by a gain on the sale of surplus land.
(5)	The third quarter of 2006 net income includes a gain of $134,572, net of tax, for gain on forward contracts.
(6)	The second quarter of 2006 net income includes a charge of $19,492, net of tax, for loss on forward contracts.
(7)	The first quarter of 2006 net income includes a charge of $183,526, net of tax, for loss on forward contracts.

20.	Investment in unconsolidated 50% owned joint ventures

We have 50% interest in joint ventures with St. Ann Bauxite, Gramercy Alumina and Mincenco.  Mincenco is our joint venture with Minmetals Aluminum Company to explore the potential of developing a bauxite mine and associated 1.5 million ton alumina refining facility in Jamaica.  These investments are accounted for using the equity method and the investments are included in other assets in the consolidated balance sheet.

The summarized financial information presented below represents 100% of the aggregate financial data for this group of 50% owned joint ventures after elimination of intercompany balances and profits.  These amounts do not include elimination of the intercompany profits from Century and thus are not directly comparable to our equity earnings in joint ventures reported in our Consolidated Statement of Operations.  The aggregate summarized financial data for these investments is as follows:

	December 31,
	2007	2006
Current assets	$143,227	$117,421
Total assets	237,078	197,771
Current liabilities	76,034	47,043
Total liabilities	89,830	71,184

	Year Ended December 31,
	2007	2006	2005
Net sales	$471,787	$457,300	$436,633
Gross profit	59,187	51,848	53,838
Income from continuing operations	36,972	37,199	34,025

21.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014 and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; and all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries.  For the years ended December 31, 2007, 2006 and 2005 we allocated total corporate expenses of $10,030, $6,460 and $2,211 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2007 and December 31, 2006, condensed consolidating statements of operations for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 and the condensed consolidating statements of cash flows for the years ended December 31, 2007, December 31, 2006 and December 31, 2005 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$11,128	$49,834	$—	$60,962
Restricted cash	873	—	—	—	873
Short-term investments	—	—	280,169	—	280,169
Accounts receivable — net	80,999	12,452	—	—	93,451
Due from affiliates	44,199	7,977	1,020,688	(1,046,171)	26,693
Inventories	136,766	38,937	—	(602)	175,101
Prepaid and other assets	4,667	21,884	13,540	—	40,091
Deferred taxes — current portion	17,867	—	—	51,991	69,858
Total current assets	285,371	92,378	1,364,231	(994,782)	747,198
Investment in subsidiaries	41,499	—	110,866	(152,365)	—
Property, plant and equipment — net	421,416	837,496	1,128	—	1,260,040
Intangible asset — net	47,603	—	—	—	47,603
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	575,676	(254,608)	321,068
Other assets	60,130	16,382	18,503	12,503	107,518
Total assets	$856,019	$1,041,100	$2,070,404	$(1,389,252)	$2,578,271

Liabilities and shareholders’ equity:
Accounts payable – trade	$50,601	$28,303	$578	$—	$79,482
Due to affiliates	501,271	93,431	87,415	(465,363)	216,754
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	16,514	17,743	26,225	—	60,482
Accrued employee benefits costs — current portion	10,653	—	1,344	—	11,997
Deferred taxes –current portion	—	—	24,054	(24,054)	—
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	586,854	139,477	314,616	(489,417)	551,530
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	—	—	14,427	—	14,427
Accrued postretirement benefit costs — less current portion	183,479	—	1,374	—	184,853
Other liabilities/intercompany loan	26,419	571,368	15,100	(573,244)	39,643
Due to affiliates — less current portion	—	—	913,683	—	913,683
Deferred taxes — less current portion	230,381	6,776	—	(174,226)	62,931
Total noncurrent liabilities	440,279	578,144	1,194,584	(747,470)	1,465,537
Shareholders’ equity:
Common stock	60	12	410	(72)	410
Additional paid-in capital	292,434	136,797	857,787	(429,231)	857,787
Accumulated other comprehensive income (loss)	(52,674)	5,524	(51,531)	47,150	(51,531)
Retained earnings (accumulated deficit)	(410,934)	181,146	(245,462)	229,788	(245,462)
Total shareholders’ equity	(171,114)	323,479	561,204	(152,365)	561,204
Total liabilities and shareholders’ equity	$856,019	$1,041,100	$2,070,404	$(1,389,252)	$2,578,271

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$11,866	$84,499	$—	$96,365
Restricted cash	2,011	—	—	—	2,011
Accounts receivable — net	98,690	14,681	—	—	113,371
Due from affiliates	55,853	6,779	752,954	(778,044)	37,542
Inventories	112,975	32,604	—	(169)	145,410
Prepaid and other assets	4,603	12,981	2,246	—	19,830
Deferred tax asset — current portion	66,530	—	11,007	25,573	103,110
Total current assets	340,662	78,911	850,706	(752,640)	517,639
Investment in subsidiaries	22,229	—	20,967	(43,196)	—
Property, plant and equipment — net	436,980	780,879	918	—	1,218,777
Intangible asset — net	61,594	—	—	—	61,594
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	350,502	(147,051)	203,451
Other assets	41,599	19,297	18,411	9,622	88,929
Total assets	$903,064	$973,931	$1,241,504	$(933,265)	$2,185,234

Liabilities and shareholders’ equity:
Accounts payable – trade	$34,993	$29,804	$52	$—	$64,849
Due to affiliates	381,853	56,665	73,734	(229,970)	282,282
Industrial revenue bonds	7,815	—	—	—	7,815
Long term debt — current portion	—	30,105	—	—	30,105
Accrued and other current liabilities	21,381	4,522	49,240	—	75,143
Accrued employee benefits costs — current portion	9,803	—	1,280	—	11,083
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	455,845	121,096	299,306	(229,970)	646,277
Senior unsecured notes payable	—	—	250,000	—	250,000
Nordural debt	—	309,331	—	—	309,331
Accrued pension benefit costs — less current portion	3,624	—	15,615	—	19,239
Accrued postretirement benefit costs — less current portion	205,092	—	1,323	—	206,415
Other liabilities/intercompany loan	215,839	353,997	—	(542,025)	27,811
Due to affiliates — less current portion	9,314	—	545,550	—	554,864
Deferred taxes	143,421	16,240	—	(118,074)	41,587
Total noncurrent liabilities	577,290	679,568	812,488	(660,099)	1,409,247
Shareholders’ equity:
Common stock	60	12	325	(72)	325
Additional paid-in capital	259,248	85,190	432,270	(344,438)	432,270
Accumulated other comprehensive income (loss)	(172,685)	2,791	(166,572)	169,894	(166,572)
Retained earnings (accumulated deficit)	(216,694)	85,274	(136,313)	131,420	(136,313)
Total shareholders’ equity	(130,071)	173,267	129,710	(43,196)	129,710
Total liabilities and shareholders’ equity	$903,064	$973,931	$1,241,504	$(933,265)	$2,185,234

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,101,311	$348,439	$—	$—	$1,449,750
Related parties	223,818	124,595	—	—	348,413
	1,325,129	473,034	—	—	1,798,163
Cost of goods sold	1,115,673	321,477	—	(2,450)	1,434,700
Gross profit	209,456	151,557	—	2,450	363,463
Selling, general and administrative expenses	45,250	14,670	—	—	59,920
Operating income	164,206	136,887	—	2,450	303,543
Interest expense – third party	(24,329)	(8,570)	—	—	(32,899)
Interest expense – affiliates	42,435	(42,435)	—	—	—
Interest income	9,136	1,654	—	—	10,790
Net loss on forward contracts	(508,875)	—	—	—	(508,875)
Loss on early extinguishment of debt	—	(2,461)	—	—	(2,461)
Other income (expense) - net	(176)	(665)	—	—	(841)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(317,603)	84,410	—	2,450	(230,743)
Income tax (expense) benefit	106,068	8,715	—	(934)	113,849
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(211,535)	93,125	—	1,516	(116,894)
Equity in earnings (loss) of subsidiaries and joint ventures	25,197	2,747	(101,249)	88,950	15,645
Net income (loss)	$(186,338)	$95,872	$(101,249)	$90,466	$(101,249)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,071,670	$227,365	$—	$—	$1,299,035
Related parties	180,478	79,053	—	—	259,531
	1,252,148	306,418	—	—	1,558,566
Cost of goods sold	1,000,879	213,469	—	(4,304)	1,210,044
Gross profit	251,269	92,949	—	4,304	348,522
Selling, general and administrative expenses	38,567	796	—	—	39,363
Operating income	212,702	92,153	—	4,304	309,159
Interest expense – third party	(24,632)	(12,370)	—	—	(37,002)
Interest expense – affiliates	30,699	(30,699)	—	—	—
Interest income	1,254	451	—	—	1,705
Net loss on forward contracts	(389,839)	—	—	—	(389,839)
Other income (expense) - net	7,132	(234)	—	—	6,898
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(162,684)	49,301	—	4,304	(109,079)
Income tax (expense) benefit	56,297	(2,707)	—	(1,549)	52,041
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(106,387)	46,594	—	2,755	(57,038)
Equity in earnings (loss) of subsidiaries and joint ventures	17,383	5,366	(40,955)	34,289	16,083
Net income (loss)	$(89,004)	$51,960	$(40,955)	$37,044	$(40,955)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2005

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$824,072	$137,263	$—	$—	$961,335
Related parties	171,027	—	—	—	171,027
	995,099	137,263	—	—	1,132,362
Cost of goods sold	884,241	95,820	—	(9,376)	970,685
Gross profit	110,858	41,443	—	9,376	161,677
Selling, general and administrative expenses	34,314	459	—	—	34,773
Operating income	76,544	40,984	—	9,376	126,904
Interest expense – third party	(24,832)	(836)	—	—	(25,668)
Interest expense – affiliates	24,451	(24,451)	—	—	—
Interest income	1,011	356	—	—	1,367
Net loss on forward contracts	(309,698)	—	—	—	(309,698)
Loss on early extinguishment of debt	(835)	—	—	—	(835)
Other income (expense) - net	(428)	703	—	—	275
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(233,787)	16,756	—	9,376	(207,655)
Income tax (expense) benefit	81,803	2,298	—	(3,404)	80,697
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(151,984)	19,054	—	5,972	(126,958)
Equity in earnings (loss) of subsidiaries and joint ventures	8,847	4,932	(116,255)	113,179	10,703
Net income (loss)	$(143,137)	$23,986	$(116,255)	$119,151	$(116,255)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash (used in) provided by operating activities	$(136,445)	$130,690	$—	$(5,755)
Investing activities:
Purchase of property, plant and equipment	(18,773)	(5,283)	(184)	(24,240)
Nordural expansion	—	(88,764)	—	(88,764)
Proceeds from sale of property, plant and equipment	3	692	—	695
Restricted and other cash deposits	3,738	—	—	3,738
Net cash used in investing activities	(15,032)	(93,355)	(184)	(108,571)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(369,436)	—	(369,436)
Excess tax benefits from share-based compensation	—	—	588	588
Intercompany transactions	151,477	301,363	(452,840)	—
Issuance of common stock	—	—	417,771	417,771
Net cash provided by (used in) financing activities	151,477	(38,073)	(34,481)	78,923
Net change in cash	—	(738)	(34,665)	(35,403)
Cash, beginning of the year	—	11,866	84,499	96,365
Cash, end of year	$—	$11,128	$49,834	$60,962

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$146,868	$38,485	$—	$185,353
Investing activities:
Purchase of property, plant and equipment	(15,599)	(7,294)	(709)	(23,602)
Nordural expansion	—	(193,511)	—	(193,511)
Proceeds from sale of property, plant and equipment	7,620	139	—	7,759
Restricted and other cash deposits	(2,583)	—	—	(2,583)
Net cash used in investing activities	(10,562)	(200,666)	(709)	(211,937)
Financing activities:
Borrowings of long-term debt	—	109,000	—	109,000
Repayment of long-term debt	—	(581)	—	(581)
Repayment of revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,394	1,394
Intercompany transactions	(136,306)	46,623	89,683	—
Issuance of common stock	—	—	3,453	3,453
Net cash provided by (used in) financing activities	(136,306)	155,042	86,461	105,197
Net change in cash and cash equivalents	—	(7,139)	85,752	78,613
Cash and cash equivalents, beginning of the year	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of year	$—	$11,866	$84,499	$96,365

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$103,122	$31,814	$—	$134,936
Investing activities:
Purchase of property, plant and equipment	(15,515)	(2,176)	(336)	(18,027)
Nordural expansion	—	(280,086)	—	(280,086)
Acquisitions	—	—	(7,000)	(7,000)
Proceeds from sale of property, plant and equipment	6	118		124
Restricted cash deposits	(350)	—	—	(350)
Net cash used in investing activities	(15,859)	(282,144)	(7,336)	(305,339)
Financing activities:
Borrowings of long-term debt	—	222,937	—	222,937
Repayment of long-term debt	—	(73,334)	(9,945)	(83,279)
Borrowings under revolving credit facility	—	—	8,069	8,069
Financing fees	—	(4,307)	(825)	(5,132)
Dividends	—	—	(16)	(16)
Intercompany transactions	(87,448)	122,280	(34,832)	—
Issuance of common stock	—	—	1,408	1,408
Net cash provided by (used in) financing activities	(87,448)	267,576	(36,141)	143,987
Net change in cash and cash equivalents	(185)	17,246	(43,477)	(26,416)
Cash and cash equivalents, beginning of the year	185	1,759	42,224	44,168
Cash and cash equivalents, end of year	$—	$19,005	$(1,253)	$17,752

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2007.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2007.  The effectiveness of our internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2008, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2008.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2008, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2008, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2008.

Item 13. Certain Relationships and Related Transactions

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2008, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2008.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 29, 2008, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 29, 2008.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Notes to the Consolidated Financial Statements.

(a)(2)	List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2007, 2006 and 2005.

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
		10-K	000-27918	March 1, 2007

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
4.6
Supplemental Indenture No. 4 for Century Aluminum Company’s 7.5% Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
		10-Q	000-27918	August 9, 2007
4.7	Indenture for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004
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
4.11
Supplemental Indenture No. 4 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, as issuer, NSA General Partnership, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 16, 2006
4.12
Supplemental Indenture No. 5 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 21, 2006, among Century Aluminum Company, as issuer, Century California LLC, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 1, 2007
4.13
Supplemental Indenture No. 6 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
		10-Q	000-27918	August 9, 2007
10.1	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.2	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-Q	000-27918	November 9, 2007
10.3	Severance Protection Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W Kruger*	10-K	000-27918	March 16, 2006

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.4	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Logan W. Kruger*				X
10.5	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.6	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	November 9, 2007
10.7	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.8	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.9	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*				X
10.10	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-Q	000-27918	November 9, 2007
10.11	Severance Protection Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 23, 2006
10.12	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*				X
10.13	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.14	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*				X
10.15	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-Q	000-27918	November 9, 2007
10.16	Severance Protection Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.17	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*				X
10.18	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Steve Schneider*				X

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.19	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.20	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.21	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005
10.22	Form of Stock Option Agreement – Employee	10-K	000-27918	March 16, 2006
10.23	Form of Stock Option Agreement – Non-Employee Director	10-K	000-27918	March 16, 2006
10.24	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.25	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002
10.26	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005
10.27	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005
10.28	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.29	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.30	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.31	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.32	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.33	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.34	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.35	Alumina Supply Contract, dated April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.36	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002
10.37	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.38	Toll Conversion Agreement 2, dated as of April 30, 2007 by Nordural ehf and Glencore AG.***	10-Q	000-27918	August 9, 2007
10.39	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.40
Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee
		S-1/A	333-121255	February 16, 2005
10.41	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005
10.42	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.43	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.44	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.45
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD.
		10-Q	000-27918	November 9, 2005
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer				X
32.1	Section 1350 Certifications				X

*	Management contract or compensatory plan.

**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Dated: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ LOGAN W. KRUGER	Chief Executive Officer	February 29, 2008
Logan W. Kruger
/s/ MICHAEL A. BLESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2008
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2008
Steve Schneider
*	Chairman	February 29, 2008
John P. O’Brien
*	Director	February 29, 2008
Jarl Berntzen
*	Director	February 29, 2008
Robert E. Fishman
*	Director	February 29, 2008
John C. Fontaine
*	Director	February 29, 2008
Peter C. Jones
*	Director	February 29, 2008
Willy R. Strothotte
*	Director	February 29, 2008
Jack E. Thompson
*By: /s/ ROBERT R. NIELSEN Robert R. Nielsen, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company's internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 28, 2008 (which report on the audit of the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans during 2006 and the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes during 2007); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 28, 2008

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Deductions	Balance at End of Period
	(Dollars in Thousands)
YEAR ENDED DECEMBER 31, 2005: Allowance for doubtful trade accounts receivable	$1,020	$—	$20	$1,000
YEAR ENDED DECEMBER 31, 2006: Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
YEAR ENDED DECEMBER 31, 2007: Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
Deferred tax asset - valuation allowance	$—	$13,881	$—	$13,881

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Century Aluminum Company, as amended	8-K	000-27918	August 16, 2005
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
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
		10-K	000-27918	March 1, 2007

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
4.6
Supplemental Indenture No. 4 for Century Aluminum Company’s 7.5% Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
		10-Q	000-27918	August 9, 2007
4.7	Indenture for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004
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
4.11
Supplemental Indenture No. 4 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, as issuer, NSA General Partnership, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 16, 2006
4.12
Supplemental Indenture No. 5 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 21, 2006, among Century Aluminum Company, as issuer, Century California LLC, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 1, 2007
4.13
Supplemental Indenture No. 6 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
		10-Q	000-27918	August 9, 2007
10.1	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.2	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-Q	000-27918	November 9, 2007
10.3	Severance Protection Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W Kruger*	10-K	000-27918	March 16, 2006

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.4	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Logan W. Kruger*				X
10.5	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.6	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	November 9, 2007
10.7	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.8	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.9	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*				X
10.10	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-Q	000-27918	November 9, 2007
10.11	Severance Protection Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 23, 2006
10.12	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*				X
10.13	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.14	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*				X
10.15	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-Q	000-27918	November 9, 2007
10.16	Severance Protection Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.17	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*				X
10.18	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Steve Schneider*				X

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.19	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.20	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.21	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005
10.22	Form of Stock Option Agreement – Employee	10-K	000-27918	March 16, 2006
10.23	Form of Stock Option Agreement – Non-Employee Director	10-K	000-27918	March 16, 2006
10.24	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.25	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002
10.26	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005
10.27	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005
10.28	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.29	Acquisition Agreement, dated July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.30	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.31	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.32	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.33	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.34	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.35	Alumina Supply Contract, dated April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.36	Alumina Supply Contract, dated January 1, 2001, by and between Berkeley Aluminum and Glencore AG	10-Q	000-27918	May 14, 2002
10.37	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.38	Toll Conversion Agreement 2, dated as of April 30, 2007 by Nordural ehf and Glencore AG.***	10-Q	000-27918	August 9, 2007
10.39	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.40
Loan Agreement, dated as of February 10, 2005, among Nordural ehf., the several lenders from time to time parties thereto, Landsbanki Islands hf., as administrative agent and Kaupthing Bank hf., as security trustee
		S-1/A	333-121255	February 16, 2005
10.41	Accounts Pledge Agreement, dated as of February 10, 2005, among Nordural ehf., Kaupthing Bank hf., as security trustee and Kaupthing Bank hf. and Landsbanki Íslands hf. as account banks	S-4/A	333-121729	February 11, 2005
10.42	Declaration of Pledge, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.43	Securities Pledge Agreement, dated as of February 10, 2005, among Nordural Holdings I ehf., Nordural Holdings II ehf., Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.44	General Bond, dated as of February 10, 2005, between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.45
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD.
		10-Q	000-27918	November 9, 2005
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer				X
32.1	Section 1350 Certifications				X

____________________________

*	Management contract or compensatory plan.

**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.