Form 10-Q
period 2008-03-31
CENTURY ALUMINUM CO
filed 2008-05-12
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes                ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes              ☒  No

The registrant had 41,134,927 shares of common stock outstanding at April 30, 2008.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2008	2007
	(Dollars in thousands, except share data)
ASSETS	(UNAUDITED)
Cash	$105,550	$60,962
Restricted cash equivalents	873	873
Short-term investments	261,255	280,169
Accounts receivable — net	99,807	93,451
Due from affiliates	35,206	26,693
Inventories	187,939	175,101
Prepaid and other current assets	50,130	40,091
Deferred taxes — current portion	99,246	69,858
Total current assets	840,006	747,198
Property, plant and equipment — net	1,260,687	1,260,040
Intangible asset — net	43,834	47,603
Goodwill	94,844	94,844
Deferred taxes – less current portion	456,136	321,068
Other assets	112,670	107,518
TOTAL	$2,808,177	$2,578,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$93,272	$79,482
Due to affiliates	336,992	216,754
Accrued and other current liabilities	56,357	60,482
Accrued employee benefits costs — current portion	11,997	11,997
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	681,433	551,530
Senior unsecured notes payable	250,000	250,000
Accrued pension benefits costs — less current portion	14,561	14,427
Accrued postretirement benefits costs — less current portion	187,958	184,853
Due to affiliates – less current portion	1,206,756	913,683
Other liabilities	56,788	39,643
Deferred taxes	69,744	62,931
Total noncurrent liabilities	1,785,807	1,465,537
CONTINGENCIES AND COMMITMENTS (NOTE 8)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 41,131,221 and 40,988,058 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively)	411	410
Additional paid-in capital	864,797	857,787
Accumulated other comprehensive loss	(46,013)	(51,531)
Accumulated deficit	(478,258)	(245,462)
Total shareholders’ equity	340,937	561,204
TOTAL	$2,808,177	$2,578,271

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Per Share Amounts)
(Unaudited)
	Three months ended March 31,
	2008	2007
NET SALES:
Third-party customers	$356,893	$380,853
Related parties	114,249	66,804
	471,142	447,657
Cost of goods sold	375,147	337,005
Gross profit	95,995	110,652
Selling, general and administrative expenses	18,866	12,967
Operating income	77,129	97,685
Interest expense	(6,243)	(11,043)
Interest income	2,523	2,013
Net gain (loss) on forward contracts	(448,308)	390
Other expense - net	(533)	(156)
Income (loss) before income taxes and equity in earnings of joint ventures	(375,432)	88,889
Income tax benefit (expense)	138,243	(28,087)
Income (loss) before equity in earnings of joint ventures	(237,189)	60,802
Equity in earnings of joint ventures	4,393	3,447
Net income (loss)	$(232,796)	$64,249

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(5.67)	$1.98
Diluted	$(5.67)	$1.87
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,040	32,508
Diluted	41,040	34,426

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)
	Three months ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(232,796)	$64,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on forward contracts	395,930	(27,399)
Depreciation and amortization	20,785	18,905
Deferred income taxes	(143,682)	8,087
Pension and other post retirement benefits	4,177	5,143
Stock-based compensation	8,470	1,521
Excess tax benefits from share-based compensation	(499)	(330)
Purchase of short-term trading securities	(108,536)	—
Sale of short-term trading securities	127,450	—
Undistributed earnings of joint ventures	(4,393)	(3,447)
Changes in operating assets and liabilities:
Accounts receivable – net	(6,356)	447
Due from affiliates	(8,513)	15,074
Inventories	(12,802)	(18,433)
Prepaid and other current assets	2,710	(1,217)
Accounts payable – trade	12,797	24,429
Due to affiliates	24,542	5,381
Accrued and other current liabilities	(18,974)	(4,611)
Other – net	(1,460)	10,319
Net cash provided by operating activities	58,850	98,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(8,915)	(2,438)
Nordural expansion	(7,389)	(29,175)
Restricted and other cash deposits	—	2,600
Net cash used in investing activities	(16,304)	(29,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	30,000
Repayment of long-term debt	—	(29,649)
Excess tax benefits from shared-based compensation	499	330
Issuance of common stock	1,543	1,973
Net cash provided by financing activities	2,042	2,654
NET CHANGE IN CASH	44,588	71,759
Cash, beginning of the period	60,962	96,365
Cash, end of the period	$105,550	$168,124

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three months ended March 31, 2008 and 2007
(Dollars in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first three months of 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Adoption of SFAS No. 157

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.

SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Under SFAS No. 157, fair value is an exit price and that exit price should reflect all the assumptions that market participant would use in pricing the asset or liability.

SFAS No. 157 recognizes three different valuation techniques; the market approach, income approach, and/or cost approach.  Primarily, we use the market and income approach.  We use the income approach to value our derivative contracts. Valuation techniques used to measure fair value under SFAS No. 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 – Valuations are based on quoted prices for identical assets or liabilities in an active market.

•
Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations for which all significant inputs are observable or can be corroborated by observable market data.

•
Level 3 – Assets or liabilities whose significant inputs are unobservable.  Valuations are determined using pricing models and discounted cash flow models and include management judgment and estimation which may be significant.

SFAS No. 157 requires consideration of market risks in our valuations that other market participants might consider, specifically non-performance risk and counterparty credit risk.  Consideration of the non-performance risk and counterparty credit risk could result in changes to the discount rates used in our fair value measurements.  We considered the effects of our credit risk (non-performance risk) and we reviewed the credit standing of our counterparties to develop appropriate risk-adjusted discount rates used in our fair value measurements.

The following section describes the valuation methodology used to measure financial instruments at fair value.

.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Short-term Investments.  Our short-term investments consist of variable rate demand notes (“VRDN”).  These VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  The underlying securities are long-term municipal bonds.  The market value of these investments is based upon their quoted market price.  However they are traded in markets that are not active.

Derivatives.  Our derivative contracts include natural gas forward financial purchase contracts, foreign currency forward contracts and primary aluminum financial sales contracts.  We measure the fair value of these contracts based on the quoted future market prices at the reporting date in their respective principal markets for all available periods.  We discount the expected cash flows from these contracts using a risk-adjusted discount rate.  The term of one of our primary aluminum financial sales contracts extends beyond the quoted LME futures market.  We estimate the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the current quoted LME market prices in 2013.  These future market assumptions are significant to the fair value measurements.

Fluctuations in the market prices for our primary aluminum financial sales contracts can have a significant impact on gains and losses included in our financial statements from period to period.  Unrealized gains and losses for these primary aluminum financial sales contracts are included in net gain (loss) on forward contracts.  Our other derivative contracts in natural gas forward financial purchase contracts and foreign currency forward contracts qualify for cash flow hedge treatment under SFAS No. 133.  The effective portion of these contracts is recorded in other comprehensive income; realized gains or losses and ineffective portions of these hedges are recorded in the statement of operations in cost of goods sold.

The following table sets forth by level within the SFAS No. 157 fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of January 1, 2008.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement with the fair value hierarchy levels.

Recurring Fair Value Measurements	March 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments		$261,255		$261,255
Derivative assets	$2,067			2,067
TOTAL	$2,067	$261,255	$—	$263,322

LIABILITIES:
Derivative liabilities	$(650)		$(1,477,113)	$(1,477,763)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Change in Level 3 Fair Value Measurements during the three month period ended March 31, 2008
	Beginning balance	Total gains or losses (realized/unrealized) included in earnings	Settlements	Ending balance	Amount of total gains or losses included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets and liabilities held at March 31, 2008

LIABILITIES:
Derivative liabilities	$(1,070,290)	$(448,238)	$41,415	$(1,477,113)	$(396,006)

The net gains and losses on our derivative liabilities are recorded in our statement of operations in the Net gain (loss) on forward contracts.  Derivative liabilities are included in our Due to affiliates and Due to affiliates – less current portion line items of our consolidated balance sheets.

3.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended March 31,
	2008			2007
	Income	Shares	Per-Share	Income	Shares	Per-Share
Net income (loss)	$(232,796)			$64,249
Basic EPS:
Income (loss) applicable to common shareholders	(232,796)	41,040	$(5.67)	64,249	32,508	$1.98
Effect of Dilutive Securities: Plus:
Options	—	—	—	—	53	—
Service-based stock awards	—	—	—	—	69	—
Assumed conversion of convertible debt	—	—	—	—	1,796	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(232,796)	41,040	$(5.67)	$64,249	34,426	$1.87

Options to purchase 445,843 and 443,697 shares of common stock were outstanding during the three month periods ended March 31, 2008 and 2007, respectively.  There were 42,835 and 83,334 unvested shares of service-based stock outstanding at March 31, 2008 and March 31, 2007, respectively. Based on the average price for our common stock in the three months ended March 31, 2008 and March 31, 2007, we would have been required to issue approximately 2,722,000 and 1,796,000 shares, respectively, upon an assumed conversion of our convertible debt.  For the three months ended March 31, 2008, all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  For the three months ended March 31, 2007, 85,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore is included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

In March 2008, we instituted changes to our performance share program.  Under the amended performance share plan a portion of the performance share award will be granted in time-vested performance shares at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee of Century on the award date.  Prior to the performance share plan amendments our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.  As a result of the amendment to the performance share plan, these time-vested performance share units are accounted for similar to the service-based share awards and they will be considered common stock equivalents and therefore included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.

4.	Income Taxes

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007.  As of March 31, 2008 and December 31, 2007, the total liability for unrecognized income tax benefits (including interest and net of federal benefit) was approximately $24,900 and $24,300, respectively.  If recognized, approximately $20,800 would favorably affect our effective income tax rate.  As of December 31, 2007, the gross amount of unrecognized tax benefits (excluding interest) was $40,600.  Included in this amount was $21,600 of tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion.  As of March 31, 2008, the gross amount of unrecognized tax benefits (excluding interest) has not changed.  Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.

We recognized interest related to liabilities for unrecognized income tax benefits in the income tax provision.  As of March 31, 2008, and December 31, 2007, we had approximately $11,800 and $10,900, respectively, of accrued interest related to unrecognized income tax benefits included as a liability on the Condensed Consolidated Balance Sheets, of which $900 was recorded during the three months ended March 31, 2008.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions within the United States, and in Iceland.  In connection with an audit conducted by Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We filed an administrative appeal with the IRS with respect to these examinations.  In April 2008, we received notification from the IRS Appeals Office that the Joint Committee had approved the settlement of all issues related to these examinations.  The IRS Appeals Office has provided an estimated tax due and interest computation to settle the tax years 2000 through 2002.  We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months with the exception of reductions for payments to the IRS to settle the examination as noted above.

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

During the three months ended March 31, 2008, we recognized a $2,900 tax expense for the quarter related to the decrease in the carrying amount of deferred tax assets as a result of a tax law change in West Virginia.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

5.	Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Raw materials	$78,709	$73,926
Work-in-process	22,331	22,201
Finished goods	7,371	7,968
Operating and other supplies	79,528	71,006
Inventories	$187,939	$175,101

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

6.	Goodwill and Intangible Asset

We test our goodwill for impairment annually in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value.  If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized.  No impairment loss was recorded in 2008 or 2007.  The fair value is estimated using market comparable information.

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of March 31, 2008, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $112,152.

For the three month periods ended March 31, 2008 and 2007, amortization expense for the intangible asset totaled $3,769 and $3,497, respectively.  For the year ending December 31, 2008, the estimated aggregate amortization expense for the intangible asset will be approximately $15,076.  The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

	2009	2010
Estimated Amortization Expense	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

7.	Debt

	March 31,	December 31,
	2008	2007
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(3)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(4)	250,000	250,000
Total Debt	$432,815	$432,815

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2008 was 2.51%.

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

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of March 31, 2008, we have letters of credit totaling $2,577 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.  We had no outstanding borrowings under the Credit Facility as of March 31, 2008.  As of March 31, 2008, we had a borrowing availability of $97,423 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through March 31, 2008, we have expended approximately $700 on the Hydrocarbon Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

In July 2006, Century was named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC (formerly Pechiney Rolled Products, LLC) in July 1999. The complaint also seeks costs and attorney fees.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $850 and $790 at March 31, 2008 and December 31, 2007, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately 73% of this power is at fixed prices.  In October 2007, Century acquired 22% of the 27% unpriced position of the power requirements for Hawesville for the first six months of 2008.  The power was acquired through Kenergy from Big Rivers and Constellation Energy at fixed prices.  Approximately five percent of Hawesville’s power requirements for the first six months of 2008 and 15% for the balance of 2008 remain unpriced.  Hawesville has unpriced power requirements of 126 MW or 27% of its power requirements from 2009 through 2010.  Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E.

We are working with Big Rivers and Kenergy on a proposal that would restructure and extend the existing power supply contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  We expect the transaction to close in the second half of 2008.

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

We completed an expansion of the Grundartangi facility from 220,000 metric tons per year (“mtpy”) to 260,000 mtpy (“Phase V expansion”) in the fourth quarter of 2007.  OR has agreed to deliver the electrical power for the additional expansion capacity by late 2008.  In July 2007, we formalized our agreement with Landsvirkjun to deliver electrical power for the start-up of the Phase V capacity on an interim basis, if available, until electrical power is available from OR in late 2008.

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

Labor Commitments

Approximately 81% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”).  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers approximately 600 hourly workers at the Hawesville plant.  Our Ravenswood plant employees represented by the USWA are under a labor agreement that will expire on May 31, 2009.  The agreement covers approximately 570 hourly employees at the Ravenswood plant.

Approximately 90% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

Other Commitments and Contingencies

Century’s income tax returns are periodically examined by various tax authorities.  We are currently under audit by the Internal Revenue Service ("IRS") for the tax years through 2002. In connection with such examinations, the IRS has raised issues and proposed tax deficiencies.  We have reached a tentative agreement with the IRS which was approved by the Joint Committee on Taxation.  We believe the settlement amount with interest from the IRS will be approximately $15 million and we expect to pay that amount to the IRS by the end of the second quarter of 2008.  See Note 4 Income Taxes for additional information.

9.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement	Alcan	19 million pounds per month in 2008. 14 million pounds per month in 2009	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (2)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high purity molten aluminum) (3)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 83,351 metric tons and 96,807 metric tons of primary aluminum at March 31, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,024 metric tons and 2,818 metric tons of primary aluminum at March 31, 2008 and December 31, 2007, respectively, of which 21 metric tons at March 31, 2008 and none at December 31, 2007 were with Glencore.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Financial Sales Agreements

To mitigate the volatility in our unpriced forward delivery contracts, we enter into fixed price financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts. Certain of these fixed price financial sales contracts were accounted for as cash flow hedges depending on our designation of each contract at its inception.  Glencore is the counterparty for all of the contracts summarized below:

	Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	March 31, 2008			December 31, 2007
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2008	—	75,150	75,150	9,000	100,200	109,200
2009	—	105,000	105,000	—	105,000	105,000
2010	—	105,000	105,000	—	105,000	105,000
2011	—	75,000	75,000	—	75,000	75,000
2012	—	75,000	75,000	—	75,000	75,000
2013-2015	—	225,000	225,000	—	225,000	225,000
Total	—	660,150	660,150	9,000	685,200	694,200

Our contracts accounted for as derivatives contain clauses that trigger additional sales volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional sales volume would be 660,150 metric tons.  These contracts will be settled monthly.  We had no fixed price financial contracts to purchase aluminum at March 31, 2008 or December 31, 2007.

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

	Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	March 31, 2008	December 31, 2007
2008	540	1,150
Total	540	1,150

Based on the fair value of our financial sales contracts for primary aluminum, financial purchase contracts for natural gas and foreign currency forward contracts that qualify as cash flow hedges as of March 31, 2008, an accumulated other comprehensive gain of $996 is expected to be reclassified to earnings over the next 12-month period.

In March 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the Icelandic krona associated with a portion of the operating costs paid in Icelandic krona at Grundartangi.  The forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through March 2009.  The critical terms of the contracts essentially match those of the underlying exposure.  As of March 31, 2008, accumulated other comprehensive loss includes an unrealized loss, net of tax, of $272 related to the foreign currency forward contracts.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

The foreign currency forward, primary aluminum forward financial sales and natural gas financial purchase contracts are subject to the risk of counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy.  If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

10.	Supplemental Cash Flow Information

	Three months ended March 31,
	2008	2007
Cash paid for:
Interest	$10,981	$17,127
Income tax	505	17,640

Cash received for:
Interest	1,874	1,596
Income tax refunds	—	—

Non-cash Activities

In the first quarter of 2008, we issued 58,990 shares of common stock as part of our performance share program to satisfy a $3,702 performance share liability to certain key employees.

In the first quarter of 2007, we issued 50,985 shares of common stock as part of our performance share program to satisfy a $2,281 performance share liability to certain key employees.  In addition, we recorded a $7,900 noncash adjustment to the beginning balance of our retained earnings as part of the adoption of FIN 48.

During the three month period ended March 31, 2007, we capitalized interest costs incurred in the construction of equipment of $1,216.

11.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the three months ended March 31, 2008	For the year ended December 31, 2007
Beginning balance, ARO liability	$13,586	$12,864
Additional ARO liability incurred	535	2,038
ARO liabilities settled	(616)	(2,348)
Accretion expense	269	1,032
Ending balance, ARO liability	$13,774	$13,586

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

12.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive Income (Loss):
	Three months ended March 31,
	2008	2007
Net income (loss)	$(232,796)	$64,249
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of tax of $2 and $1,452, respectively	(190)	1,178
Net amount reclassified to income, net of tax of $(2,522) and $(19,234), respectively	5,187	29,248
Adjustment of pension and other postretirement benefit plan liabilities, net of tax of $(200) and $375, respectively	521	(570)
Comprehensive income (loss)	$(227,278)	$94,105

Components of Accumulated Other Comprehensive Loss:
	March 31, 2008	December 31, 2007
Unrealized gain/(loss) on financial instruments, net of $(1,382) and $1,443 tax benefit	$4,523	$(170)
Pension and other postretirement benefit plan liabilities, net of $28,700 and $28,581 tax benefit, respectively	(50,494)	(51,334)
Equity in investee other comprehensive income, net of $272 and $286 tax (1)	(42)	(27)
Total Accumulated Other Comprehensive Loss	$(46,013)	$(51,531)

(1)
Includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income consists primarily of pension and other postretirement benefit obligations.

13.	Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Service cost	$1,028	$974	$1,642	$1,761
Interest cost	1,551	1,403	3,104	2,997
Expected return on plan assets	(1,893)	(1,695)	—	—
Amortization of prior service cost	182	182	(540)	(540)
Amortization of net gain	128	280	950	1,369
Net periodic benefit cost	$996	$1,144	$5,156	$5,587

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

14.	Recently Issued Accounting Standards

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

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 will be effective for financial statements issued for fiscal years beginning after November 15, 2008, and the interim periods within those years.  We are currently assessing the new pronouncement and have not determined what, if any, impact the adoption of SFAS No. 161 will have on our financial statement disclosures.

15.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC (collectively, the “Guarantor Subsidiaries”).  The subsidiary guarantors are each 100% owned by Century.  All guarantees are full and unconditional.  All guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries.  For the three months ended March 31, 2008 and March 31, 2007, we allocated total corporate expense of $5,104 and $2,646 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of March 31, 2008 and December 31, 2007, condensed consolidating statements of operations for the three months ended March 31, 2008 and March 31, 2007 and the condensed consolidating statements of cash flows for the three months ended March 31, 2008 and March 31, 2007 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$33,834	$71,716	$—	$105,550
Restricted cash	873	—	—	—	873
Short-term investments	—	—	261,255	—	261,255
Accounts receivable — net	86,051	13,774	—	(18)	99,807
Due from affiliates	144,104	8,287	1,344,686	(1,461,871)	35,206
Inventories	143,901	44,120	—	(82)	187,939
Prepaid and other assets	5,278	21,427	23,425	—	50,130
Deferred taxes — current portion	17,908	—	—	81,338	99,246
Total current assets	398,115	121,442	1,701,082	(1,380,633)	840,006
Investment in subsidiaries	42,649	—	(117,621)	74,972	—
Property, plant and equipment — net	415,947	843,354	1,386	—	1,260,687
Intangible asset — net	43,834	—	—	—	43,834
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	774,444	(318,308)	456,136
Other assets	63,579	17,121	19,349	12,621	112,670
Total assets	$964,124	$1,076,761	$2,378,640	$(1,611,348)	$2,808,177

Liabilities and shareholders’ equity:
Accounts payable – trade	$55,752	$36,845	$675	$—	$93,272
Due to affiliates	811,862	95,657	298,416	(868,943)	336,992
Accrued and other current liabilities	16,429	7,776	32,152	—	56,357
Accrued employee benefits costs — current portion	10,653	—	1,344	—	11,997
Deferred taxes –current portion	—	—	23,992	(23,992)	—
Convertible senior notes	—	—	175,000	—	175,000
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	902,511	140,278	531,579	(892,935)	681,433
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	—	—	14,561	—	14,561
Accrued postretirement benefit costs — less current portion	186,533	—	1,425	—	187,958
Due to affiliates — less current portion	—	—	1,206,756	—	1,206,756
Other liabilities/intercompany loan	25,545	582,840	33,382	(584,979)	56,788
Deferred taxes — less current portion	256,949	21,201	—	(208,406)	69,744
Total noncurrent liabilities	469,027	604,041	1,506,124	(793,385)	1,785,807
Shareholders’ equity:
Common stock	60	12	411	(72)	411
Additional paid-in capital	292,434	136,797	864,797	(429,231)	864,797
Accumulated other comprehensive income (loss)	(47,693)	5,214	(46,013)	42,479	(46,013)
Retained earnings (accumulated deficit)	(652,215)	190,419	(478,258)	461,796	(478,258)
Total shareholders’ equity	(407,414)	332,442	340,937	74,972	340,937
Total liabilities and shareholders’ equity	$964,124	$1,076,761	$2,378,640	$(1,611,348)	$2,808,177

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$11,128	$49,834	$—	$60,962
Restricted cash	873	—	—	—	873
Short-term investments	—	—	280,169	—	280,169
Accounts receivable — net	80,999	12,452	—	—	93,451
Due from affiliates	58,080	7,977	1,020,688	(1,060,052)	26,693
Inventories	136,766	38,937	—	(602)	175,101
Prepaid and other assets	4,667	21,884	13,540	—	40,091
Deferred taxes — current portion	17,867	—	—	51,991	69,858
Total current assets	299,252	92,378	1,364,231	(1,008,663)	747,198
Investment in subsidiaries	39,718	—	110,866	(150,584)	—
Property, plant and equipment — net	421,416	837,496	1,128	—	1,260,040
Intangible asset — net	47,603	—	—	—	47,603
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	589,557	(268,489)	321,068
Other assets	60,130	16,382	18,503	12,503	107,518
Total assets	$868,119	$1,041,100	$2,084,285	$(1,415,233)	$2,578,271

Liabilities and shareholders’ equity:
Accounts payable – trade	$50,601	$28,303	$578	$—	$79,482
Due to affiliates	501,271	93,431	101,296	(479,244)	216,754
Accrued and other current liabilities	16,514	17,743	26,225	—	60,482
Accrued employee benefits costs — current portion	10,653	—	1,344	—	11,997
Deferred taxes –current portion	—	—	24,054	(24,054)	—
Convertible senior notes	—	—	175,000	—	175,000
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	586,854	139,477	328,497	(503,298)	551,530
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	—	—	14,427	—	14,427
Accrued postretirement benefit costs — less current portion	183,479	—	1,374	—	184,853
Due to affiliates — less current portion	—	—	913,683	—	913,683
Other liabilities/intercompany loan	26,419	571,368	15,100	(573,244)	39,643
Deferred taxes — less current portion	230,381	20,657	—	(188,107)	62,931
Total noncurrent liabilities	440,279	592,025	1,194,584	(761,351)	1,465,537
Shareholders’ equity:
Common stock	60	12	410	(72)	410
Additional paid-in capital	292,434	136,797	857,787	(429,231)	857,787
Accumulated other comprehensive income (loss)	(52,674)	5,524	(51,531)	47,150	(51,531)
Retained earnings (accumulated deficit)	(398,834)	167,265	(245,462)	231,569	(245,462)
Total shareholders’ equity	(159,014)	309,598	561,204	(150,584)	561,204
Total liabilities and shareholders’ equity	$868,119	$1,041,100	$2,084,285	$(1,415,233)	$2,578,271

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$272,088	$84,805	$—	$—	$356,893
Related parties	71,470	42,779	—	—	114,249
	343,558	127,584	—	—	471,142
Cost of goods sold	285,010	90,775	—	(638)	375,147
Gross profit	58,548	36,809	—	638	95,995
Selling, general and admin expenses	18,594	272	—	—	18,866
Operating income	39,954	36,537	—	638	77,129
Interest expense – third party	(6,243)	—	—	—	(6,243)
Interest expense – affiliates	13,160	(13,160)	—	—	—
Interest income	2,326	197	—	—	2,523
Net loss on forward contracts	(448,308)	—	—	—	(448,308)
Other expense - net	(9)	(524)	—	—	(533)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(399,120)	23,050	—	638	(375,432)
Income tax benefit (expense)	139,112	(635)	—	(234)	138,243
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(260,008)	22,415	—	404	(237,189)
Equity earnings (loss) of subsidiaries and joint ventures	6,624	739	(232,796)	229,826	4,393
Net income (loss)	$(253,384)	$23,154	$(232,796)	$230,230	$(232,796)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$293,748	$87,105	$—	$—	$380,853
Related parties	39,413	27,391	—	—	66,804
	333,161	114,496	—	—	447,657
Cost of goods sold	262,490	74,869	—	(354)	337,005
Gross profit	70,671	39,627	—	354	110,652
Selling, general and admin expenses	11,103	1,864	—	—	12,967
Operating income	59,568	37,763	—	354	97,685
Interest expense – third party	(6,019)	(5,024)	—	—	(11,043)
Interest expense – affiliates	8,061	(8,061)	—	—	—
Interest income	1,599	414	—	—	2,013
Net gain on forward contracts	390	—	—	—	390
Other income (expense) - net	91	(247)	—	—	(156)
Income before taxes and equity in earnings (loss) of subsidiaries and joint ventures	63,690	24,845	—	354	88,889
Income tax expense	(24,730)	(3,230)	—	(127)	(28,087)
Net income before equity in earnings (loss) of subsidiaries and joint ventures	38,960	21,615	—	227	60,802
Equity earnings (loss) of subsidiaries and joint ventures	5,551	768	64,249	(67,121)	3,447
Net income (loss)	$44,511	$22,383	$64,249	$(66,894)	$64,249

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$41,449	$17,401	$—	$58,850
Investing activities:
Purchase of property, plant and equipment	(2,779)	(5,771)	(365)	(8,915)
Nordural expansion	—	(7,389)	—	(7,389)
Net cash used in investing activities	(2,779)	(13,160)	(365)	(16,304)
Financing activities:
Excess tax benefits from share-based compensation	—	—	499	499
Intercompany transactions	(38,670)	18,465	20,205	—
Issuance of common stock	—	—	1,543	1,543
Net cash provided by (used in) financing activities	(38,670)	18,465	22,247	2,042
Net change in cash	—	22,706	21,882	44,588
Beginning cash	—	11,128	49,834	60,962
Ending cash	$—	$33,834	$71,716	$105,550

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$65,420	$32,698	$—	$98,118
Investing activities:
Purchase of property, plant and equipment	(1,410)	(899)	(129)	(2,438)
Nordural expansion	—	(29,175)	—	(29,175)
Restricted cash deposits	2,600	—	—	2,600
Net cash provided by (used in) investing activities	1,190	(30,074)	(129)	(29,013)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(29,649)	—	(29,649)
Excess tax benefits from share-based compensation	—	—	330	330
Intercompany transactions	(66,610)	19,578	47,032	—
Issuance of common stock	—	—	1,973	1,973
Net cash provided by (used in) financing activities	(66,610)	19,929	49,335	2,654
Net change in cash	—	22,553	49,206	71,759
Beginning cash	—	11,866	84,499	96,365
Ending cash	$—	$34,419	$133,705	$168,124

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

16.	Subsequent Event

Century enters Joint Venture for Chinese Carbon Facility.  On April 1, 2008, we entered into a joint venture agreement with Pingguo Qiangqiang Carbon Co., Ltd. (“PQQ”) to acquire a 40 percent stake in Baise Haohai Carbon Co., Ltd. (“BHH”), which owns a newly constructed carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  Century will use the output from this plant to secure carbon supplies for its worldwide smelter operations.  This is our first investment in China.

IRS Settlement approved by Joint Committee.  In April 2008, we reached a tentative agreement with the IRS which was approved by the Joint Committee on Taxation.  We recently received a draft of the settlement calculation with interest from the IRS.  The proposed settlement amount of approximately $15 million is expected to be paid to the IRS by the end of the second quarter 2008.  We have included a reserve for the expected settlement amount in our FIN 48 reserve.  For additional information see Note 4 Income Taxes.

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
•
By expanding our geographic presence and diversifying our operations through the acquisition of bauxite mining, alumina refining, additional aluminum reduction assets and carbon anode and cathode facilities, we are exposed to new risks and uncertainties that could adversely affect the overall profitability of our business;

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

•	We may not be able to renew or renegotiate existing long-term supply and sale contracts on terms that are favorable to us, or at all;
•	Our Helguvik project and other projects could be subject to cost over-runs and other unanticipated expenses and delays;
•	Operating in foreign countries exposes us to political, regulatory, currency and other related risks;
•	Our indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;
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

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this filing.  However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  When reading any forward-looking statements in this filing, the reader should consider the risks described above and elsewhere in this report as well as those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission.  Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Century enters joint venture for Chinese carbon facility

On April 1, 2008, we entered into a joint venture agreement with Pingguo Qiangqiang Carbon Co., Ltd. (“PQQ”) to acquire a 40 percent stake in Baise Haohai Carbon Co., Ltd. (“BHH”), which owns a newly constructed carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The investment remains subject to government approvals and other conditions. Century will use the output from this plant to secure carbon supplies for its worldwide smelter operations.  This is our first investment in China.

Glencore alumina agreement signed

We signed a long-term agreement to buy alumina from Glencore in April 2008.  The terms of this alumina contract were previously agreed to in November 2007.  Glencore has agreed to supply Century with 290,000 metric tons of alumina in 2010, 365,000 metric tons in 2011, 450,000 metric tons in 2012, 450,000 metric tons in 2013, and 730,000 metric tons in 2014.  The alumina price will be indexed to the LME price of primary aluminum.

APCo requests an increase in electrical power tariff rates in West Virginia

In February 2008, Appalachian Power Company (“APCo”) requested adjustments to the tariff rates paid by purchasers of electrical power from the West Virginia Public Service Commission (“PSC”).  APCo supplies all the electrical power requirements for our Ravenswood smelter.  If the proposed adjustments are approved the special contract rate for Century Aluminum of West Virginia will increase by approximately 17 percent.

Site preparation initiated for Helguvik greenfield smelter

In March 2008, Nordural Helguvik sf, a wholly owned subsidiary, received construction license and building permits and started the initial site preparation for a 250,000 metric ton greenfield primary aluminum smelter to be constructed near Helguvik, Iceland.  This new facility will be constructed in stages, with the first stage of approximately 150,000 to 180,000 metric tons expected to be online by late 2010.  The site preparation now underway at the Helguvik smelter site includes the construction of access roads, fencing and a temporary project office. We anticipate that major construction work will begin in the near future. <?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended March 31,
	2008	2007
	(In thousands, except per share data)
Net sales:
Third-party customers	$356,893	$380,853
Related party customers	114,249	66,804
Total	$471,142	$447,657

Gross profit	$95,995	$110,652

Net income (loss)	$(232,796)	$64,249

Earnings (loss) per common share:
Basic	$(5.67)	$1.98
Diluted	$(5.67)	$1.87

Shipments – primary aluminum (thousands of pounds):
Direct	293,223	290,057
Toll	147,086	116,964
Total	440,309	407,021

Shipments – primary aluminum (metric tons):
Direct	133,004	131,568
Toll	66,717	53,054
Total	199,721	184,622

Net Sales (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$471.2	$447.6	$23.4	5.2%

Lower price realizations for primary aluminum in the first quarter of 2008, due to reduced LME prices for primary aluminum, resulted in a $9.9 million sales decrease.  The lower price realizations were offset by increased net sales volume, which contributed $33.5 million to the net sales increase.  Direct shipments increased 3.1 million pounds from the same period in 2007.  Toll shipments increased 30.1 million pounds from the same period in 2007 due to the additional Grundartangi expansion capacity that came on-stream during 2007.

Gross Profit (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$96.0	$110.7	$(14.7)	(13.3)%

During the three months ended March 31, 2008, decreased price realizations, along with LME-based alumina cost and LME-based power cost increases, decreased gross profit by $20.3 million. The LME-based alumina costs were higher in the three months ended March 31, 2008 due to changes in LME-based rates and delivery costs.  Increased shipment volume contributed $13.1 million in additional gross profit. In addition, we experienced $7.5 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $4.8 million; increased costs for maintenance, materials and supplies, $4.3 million; increased net amortization and depreciation charges, primarily at Grundartangi, $1.8 million; lower costs associated with Gramercy supplied alumina, $3.8 million; and other spending increases, $0.4 million.

Selling, general and administrative expenses (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$18.9	$13.0	$5.9	45.4%

The increase in selling, general and administrative expenses for the three months ended March 31, 2008 was primarily due to increased costs associated with our long term incentive program.  The increase in our common stock price, change in estimate of future costs and changes in plan design contributed to the increased expenses.

Interest expense (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$(6.2)	$(11.0)	4.8	43.6%

The decrease in interest expense for the three months ended March 31, 2008 from the same period in 2007 was due to the repayment of the Nordural debt in 2007.

Interest income (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$2.5	$2.0	$0.5	25.0%

The increase in interest income for the three months ended March 31, 2008 from the same period in 2007 results from higher average cash and short-term investment balances during 2008.

Net gain (loss) on forward contracts (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$(448.3)	$0.4	$(448.7)	—

The gains and losses on forward contracts for the three months ended March 31, 2008 and 2007 were a result of mark-to-market adjustments associated with our long term financial sales contracts that do not qualify for cash flow hedge accounting.  Cash settlements of primary aluminum forward financial sales contracts that do not qualify for cash flow hedge treatment for the three months ended March 31, 2008 and 2007 were $52.3 million and $27.1 million, respectively.

Income tax benefit (expense) (in millions)	2008	2007	$ Difference	% Difference
Three months ended March 31,	$138.2	$(28.1)	$166.3	591.8%

The changes in the income tax provision were primarily a result of the changes in pre-tax income.

Liquidity and Capital Resources

Our statements of cash flows for the three months ended March 31, 2008 and 2007 are summarized below:

	Three months ended March 31,
	2008	2007
	(dollars in thousands)
Net cash provided by operating activities	$58,850	$98,118
Net cash used in investing activities	(16,304)	(29,013)
Net cash provided by financing activities	2,042	2,654
Net change in cash and cash equivalents	$44,588	$71,759

Net cash from operating activities in the first three months of 2008 was $58.9 million primarily due to additional shipment volume from Grundartangi.

Net cash from operating activities in the first three months of 2007 was $98.1 million due to improved market conditions, additional shipment volume from Grundartangi and decreases in our working capital.

Our net cash used in investing activities for the three month period ended March 31, 2008 was $16.3 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $8.9 million, and $7.4 million for the Helguvik facility project.

Our net cash used in investing activities for the three month period ended March 31, 2007 was $29.0 million, primarily a result of the ongoing Phase V expansion of the Grundartangi facility.  The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations and the return of cash placed on deposit for energy purchases.

Net cash provided by financing activities during the first three months of 2008 was $2.0 million.  We received proceeds from the issuance of common stock of $1.5 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.5 million.

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

As of March 31, 2008, we had a borrowing availability of $97.4 million under our revolving credit facility.  We could issue up to a maximum of $25.0 million in letters of credit under the revolving credit facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar for dollar basis.  We have issued letters of credit totaling $2.6 million and had no outstanding borrowings under the revolving credit facility as of March 31, 2008.

As of March 31, 2008, we had $432.8 million of indebtedness outstanding, including $175.0 million under our 1.75% convertible senior notes, $250.0 million under our 7.5% senior notes and $7.8 million under our industrial revenue bonds.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 7 to the Consolidated Financial Statements included herein.

In March 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the Icelandic krona associated with a portion of the operating costs paid in Icelandic krona at Grundartangi.  The forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through March 2009.  The critical terms of the contracts essentially match those of the underlying exposure.  As of March 31, 2008, accumulated other comprehensive loss includes an unrealized loss, net of tax, of $0.3 million related to the foreign currency forward contracts.

We are party to primary aluminum financial sales contracts with Glencore.  In the event of a material adverse change in our creditworthiness, Glencore has the option to require a letter of credit, or any other acceptable security or collateral, for the outstanding balances on these contracts.

Capital Resources

Capital expenditures for the three months ended March 31, 2008 were $16.3 million, of which $7.4 million was related to the Helguvik project, with the balance principally related to maintaining production equipment, improving facilities and complying with environmental requirements.  We anticipate capital expenditures of approximately $75.0 million in 2008.  In addition, we expect to incur approximately $200.0 million in capital expenditures for the proposed Helguvik greenfield project in 2008.  We expect the cost for completing the first phase of the Helguvik greenfield smelter to 150,000 to 180,000 mtpy capacity to be approximately $1.2 billion.

We believe that we have access to financing adequate to complete the first two phases (to a minimum capacity of 250,000 mtpy) of the proposed Helguvik plant through a combination of cash on hand, short-term investments, Grundartangi’s cash from operations and borrowings under a new debt facility in Iceland which we are presently negotiating.  Our cost commitments for the proposed Helguvik project may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.  In the past, we purchased foreign currency options to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the Grundartangi expansion project.  Currently, we have cash flow hedges for our exposure to foreign currency risk associated with Grundartangi’s operational costs paid in Icelandic krona.  We may hedge our foreign currency exposure associated with the Helguvik project in the future.

Other Contingencies

Century’s income tax returns are periodically examined by various tax authorities.  In connection with an audit conducted by Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We have reached an agreement with the IRS with respect to those issues which has been approved by the Joint Committee on Taxation.  We believe the settlement amount with interest from the IRS will be approximately $15 million and we expect to pay that amount to the IRS by the end of the second quarter of 2008.  See Note 4 Income Taxes in the Consolidated Financial Statements included herein for additional information.

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

Forward Priced Sales as of March 31, 2008

	2008 (1) (2)	2009 (2)	2010 (2)	2011 (2)	2012-2015 (2)
Base Volume:
Pounds (000)	167,888	231,485	231,485	165,347	661,386
Metric tons	76,153	105,000	105,000	75,000	300,000
Percent of capacity	12.7%	13.0%	12.8%	9.1%	9.1%
Potential additional volume (2):
Pounds (000)	165,677	231,485	231,485	165,347	661,386
Metric tons	75,150	105,000	105,000	75,000	300,000
Percent of capacity	12.5%	13.0%	12.8%	9.1%	9.1%

(1)	The forward priced sales in 2008 exclude April 2008 shipments to customers that are priced based upon the prior month’s market price.
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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreements, which are described in Primary Aluminum Sales Contract table in Note 9 of the Consolidated Financial Statements included herein, we had forward delivery contracts to sell 83,351 metric tons and 96,807 metric tons of primary aluminum at March 31, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,024 metric tons and 2,818 metric tons of primary aluminum at March 31, 2008 and December 31, 2007, respectively, of which 21 metric tons at March 31, 2008 were with Glencore (none were with Glencore at December 31, 2007).

Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	March 31, 2008			December 31, 2007
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2008	—	75,150	75,150	9,000	100,200	109,200
2009	—	105,000	105,000	—	105,000	105,000
2010	—	105,000	105,000	—	105,000	105,000
2011	—	75,000	75,000	—	75,000	75,000
2012	—	75,000	75,000	—	75,000	75,000
2013-2015	—	225,000	225,000	—	225,000	225,000
Total	—	660,150	660,150	9,000	685,200	694,200

Our contracts accounted for as derivatives contain clauses that trigger additional sales volume when the market price for a contract month is above the contract ceiling price.  If the market price exceeds the ceiling price for all contract months through 2015, the maximum additional shipment volume would be 660,150 metric tons.  These contracts will be settled monthly. We had no fixed price financial contracts to purchase aluminum at March 31, 2008 or December 31, 2007.

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	March 31, 2008	December 31, 2007
2008	540	1,150
Total	540	1,150

On a hypothetical basis, a $200 per ton increase in the market price of primary aluminum is estimated to have an unfavorable impact of $168.4 million on net income, for the period ended March 31, 2008 as a result of the forward primary aluminum financial sales contracts outstanding at March 31, 2008 and the additional shipment volume under the contract terms.

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.3 million after tax on accumulated other comprehensive loss for the three months ended March 31, 2008 as a result of the forward natural gas financial purchase contracts outstanding at March 31, 2008.

Our metals and natural gas risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 10% of our production.  As of March 31, 2008, approximately 50% (including 75,150 metric tons of potential additional volume under our derivative sales contracts) of our production for the remainder of 2008 is hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed price forward delivery and financial sales contracts.

Iceland.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with Glencore, Hydro and a subsidiary of BHP Billiton Ltd. whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a natural hedge against downswings in the market for primary aluminum.  Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the EU import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

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

During March 2008, we entered into foreign currency forward contracts to mitigate a portion of our foreign currency exposure to the Icelandic krona for the operational costs denominated in Icelandic krona.  The forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through March 2009.  The critical terms of the contracts essentially matched those of the underlying exposure.  See Liquidity and Capital Resources for additional information concerning these foreign currency forward contracts.

We expect to incur capital expenditures for the construction of the Helguvik greenfield smelter (discussed in “Liquidity and Capital Resources”).  We expect that significant portions of the capital expenditures for the Helguvik project will be denominated in currencies other than the U.S. dollar.  While we currently do not have hedges for these expected expenditures, we may hedge our foreign currency exposure associated with the Helguvik project in the future.  Nordural does not currently have financial instruments to hedge commodity price risk, but may hedge such risks in the future.

Subprime and Related Risks

Recently, asset-backed securities related to subprime consumer mortgages experienced a significant increase in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We are working with our pension fund trustee and we believe that approximately 2.5% of our pension assets may be invested in various subprime investments.  The approximate value of these assets at March 31, 2008 was $2.0 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense as these losses are amortized over the service life of the participants.

At March 31, 2008, we had approximately $261.3 million invested in variable rate demand notes (“VRDNs”).  These VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  We may tender the notes to the remarketing agent whenever the rates are reset, usually upon a seven-day notice.  While the underlying securities are long-term municipal bonds, the ability to tender the notes to the remarketing agent upon short notice provides liquidity.

There are two main risks associated with investments in VRDNs.  The primary risk is that the remarketing agent may not be able to repurchase the notes, in which case we would have investments in long-term municipal bonds and we would lose significant liquidity.  The second risk is that the underlying securities default.  We invest in highly rated municipal bonds (at March 31, 2008, our portfolio of investments was rated investment grade by Standard & Poor’s) and we diversify our investment portfolio.  A hypothetical default in our largest position at March 31, 2008 would result in a loss of approximately $20 million.

Our other financial instruments are cash and cash equivalents, including cash in bank accounts, other highly rated liquid money market investments and government securities which are classified as cash equivalents.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

b. Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Century Aluminum Company

Date:	May 12, 2008	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	May 12, 2008	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X

32.1	Section 1350 Certifications.				X