Form 10-Q
period 2008-06-30
CENTURY ALUMINUM CO
filed 2008-08-11
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 0-27918

Century Aluminum Company

(Exact name of Registrant as specified in its Charter)
Delaware (State or other Jurisdiction of Incorporation or Organization)	13-3070826 (IRS Employer Identification No.)
2511 Garden Road Building A, Suite 200 Monterey, California (Address of principal executive offices)	93940 (Zip Code)

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

The registrant had 49,048,396 shares of common stock outstanding at July 31, 2008.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
	2008	2007
	(Dollars in thousands, except share data)
ASSETS	(Unaudited)
Cash	$351,644	$60,962
Restricted cash	2,771	873
Short-term investments	31,937	280,169
Accounts receivable — net	94,493	93,451
Due from affiliates	33,288	26,693
Inventories	205,348	175,101
Prepaid and other current assets	59,886	40,091
Deferred taxes — current portion	111,931	69,858
Total current assets	891,298	747,198
Property, plant and equipment — net	1,278,406	1,260,040
Intangible asset — net	40,065	47,603
Goodwill	94,844	94,844
Deferred taxes – less current portion	514,437	321,068
Other assets	144,567	107,518
TOTAL	$2,963,617	$2,578,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$100,913	$79,482
Due to affiliates	348,614	216,754
Accrued and other current liabilities	88,723	60,482
Accrued employee benefits costs — current portion	11,659	11,997
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	732,724	551,530
Senior unsecured notes payable	250,000	250,000
Accrued pension benefits costs — less current portion	14,709	14,427
Accrued postretirement benefits costs — less current portion	191,093	184,853
Due to affiliates – less current portion	1,320,043	913,683
Other liabilities	57,191	39,643
Deferred taxes	54,240	62,931
Total noncurrent liabilities	1,887,276	1,465,537
CONTINGENCIES AND COMMITMENTS (NOTE 9)
SHAREHOLDERS’ EQUITY:
Common stock (one cent par value, 100,000,000 shares authorized; 41,151,652 and 40,988,058 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively)	412	410
Additional paid-in capital	867,106	857,787
Accumulated other comprehensive loss	(43,302)	(51,531)
Accumulated deficit	(480,599)	(245,462)
Total shareholders’ equity	343,617	561,204
TOTAL	$2,963,617	$2,578,271

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
NET SALES:
Third-party customers	$420,032	$370,883	$776,925	$751,736
Related parties	125,165	93,122	239,414	159,926
	545,197	464,005	1,016,339	911,662
Cost of goods sold	388,973	355,613	764,120	692,618
Gross profit	156,224	108,392	252,219	219,044
Selling, general and administrative expenses	13,851	14,445	32,717	27,412
Operating income	142,373	93,947	219,502	191,632
Interest expense	(6,180)	(8,637)	(12,423)	(19,680)
Interest income	2,291	1,198	4,814	3,211
Net loss on forward contracts	(203,784)	(205,246)	(652,092)	(204,856)
Other income (expense) - net	306	(3,139)	(227)	(3,295)
Loss before income taxes and equity in earnings of joint ventures	(64,994)	(121,877)	(440,426)	(32,988)
Income tax benefit	57,087	57,045	195,330	28,958
Loss before equity in earnings of joint ventures	(7,907)	(64,832)	(245,096)	(4,030)
Equity in earnings of joint ventures	5,566	4,167	9,959	7,614
Net income (loss)	$(2,341)	$(60,665)	$(235,137)	$3,584

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(0.06)	$(1.77)	$(5.72)	$0.11
Diluted	$(0.06)	$(1.77)	$(5.72)	$0.10
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	41,143	34,224	41,092	33,371
Diluted	41,143	34,224	41,092	35,597

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(235,137)	$3,584
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	536,650	150,160
Depreciation and amortization	41,860	38,012
Deferred income taxes	(194,569)	(48,949)
Pension and other post retirement benefits	8,513	9,907
Stock-based compensation	11,658	2,598
Excess tax benefits from share-based compensation	(657)	(487)
(Gain) loss on disposal of assets	109	(95)
Non-cash loss on early extinguishment of debt	—	2,461
Purchase of short-term trading securities	(97,532)	(347,958)
Sale of short-term trading securities	345,764	226,277
Undistributed earnings of joint ventures	(9,959)	(7,614)
Changes in operating assets and liabilities:
Accounts receivable – net	(1,042)	2,218
Due from affiliates	(6,595)	(456)
Inventories	(30,212)	(21,934)
Prepaid and other current assets	(20,821)	(2,650)
Accounts payable, trade	16,693	7,341
Due to affiliates	7,726	15,474
Accrued and other current liabilities	(5,544)	(16,855)
Other – net	(2,092)	10,053
Net cash provided by operating activities	364,813	21,087

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,961)	(7,678)
Nordural expansion	(32,648)	(58,981)
Investments in joint ventures	(27,621)	—
Proceeds from sale of property, plant and equipment	5	543
Restricted and other cash deposits	(1,898)	2,599
Net cash used in investing activities	(77,123)	(63,517)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	30,000
Repayment of long-term debt	—	(314,800)
Excess tax benefits from shared-based compensation	657	487
Issuance of common stock – net of issuance costs	2,335	418,105
Net cash provided by financing activities	2,992	133,792
NET CHANGE IN CASH	290,682	91,362
Cash, beginning of the period	60,962	96,365
Cash, end of the period	$351,644	$187,727

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and six months ended June 30, 2008 and 2007
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first six months of 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Investment in Chinese carbon facility

In April 2008, we entered into a joint venture agreement whereby we acquired a 40 percent stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  As of June 30, 2008, we paid $27,600 cash for the investment with an additional $9,400 in a loan to BHH being paid in July 2008.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.  For example, our equity in earnings of joint venture for the period ended September 30, 2008 will include BHH results of operations for the period ended June 30, 2008.

The BHH facility has annual anode production capacity of 190,000 metric tons and an annual cathode production capacity of 20,000 metric tons.

3.	Adoption of SFAS No. 157

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

SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Under SFAS No. 157, fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

SFAS No. 157 recognizes three different valuation techniques: the market approach, income approach, and/or cost approach.  Primarily, we use the market and income approach.  We use the income approach to value our derivative contracts. Valuation techniques used to measure fair value under SFAS No. 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

•	Level 1 – Valuations are based on quoted prices for identical assets or liabilities in an active market.

•
Level 2 – Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for which all significant inputs are observable or can be corroborated by observable market data.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

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

Fluctuations in the market prices for our primary aluminum financial sales contracts can have a significant impact on gains and losses included in our financial statements from period to period.  Unrealized gains and losses for these primary aluminum financial sales contracts are included in net gain (loss) on forward contracts.  Our other derivative contracts in natural gas forward financial purchase contracts and foreign currency forward contracts qualify for cash flow hedge treatment under SFAS No. 133.  The effective portion of these contracts is recorded in other comprehensive income.  The realized gains or losses and ineffective portions of these hedges are recorded in the statement of operations in cost of goods sold.

The following table sets forth by level within the SFAS No. 157 fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement with the fair value hierarchy levels.

Recurring Fair Value Measurements	As of June 30, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$31,937	$—	$31,937
Derivative assets	5,626	—	—	5,626
TOTAL	$5,626	$31,937	$—	$37,563

LIABILITIES:
Derivative liabilities	$(835)	—	$(1,614,221)	$(1,615,056)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Change in Level 3 Fair Value Measurements during the three months ended June 30, 2008
	Beginning balance April 1, 2008	Total gain (loss) (realized/unrealized) included in earnings	Settlements	Ending balance	Amount of total gain(loss) included in earnings (or changes in net assets) attributable to the change in unrealized gain(loss) relating to assets and liabilities held at June 30, 2008

LIABILITIES:
Derivative liabilities	$(1,477,113)	$(203,720)	$66,612	$(1,614,221)	$140,719

Change in Level 3 Fair Value Measurements during the six months ended June 30, 2008
	Beginning balance, January 1, 2008	Total gain(loss) (realized/unrealized) included in earnings	Settlements	Ending balance	Amount of total gain(loss) included in earnings (or changes in net assets) attributable to the change in unrealized gain(loss) relating to assets and liabilities held at June 30, 2008

LIABILITIES:
Derivative liabilities	$(1,070,290)	$(651,958)	$108,027	$(1,614,221)	$536,725

The net gain (loss) on our derivative liabilities are recorded in our statement of operations under Net gain (loss) on forward contracts.  Derivative liabilities are included in our Due to affiliates and Due to affiliates – less current portion line items of our consolidated balance sheets.

4.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended June 30,
	2008			2007
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net loss	$(2,341)			$(60,665)
Basic EPS and Diluted EPS:
Loss applicable to common shareholders	$(2,341)	41,143	$(0.06)	$(60,665)	34,224	$(1.77)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

	For the six months ended June 30,
	2008			2007
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(235,137)			$3,584
Basic EPS:
Income (loss) applicable to common shareholders	(235,137)	41,092	$(5.72)	3,584	33,371	$0.11
Effect of Dilutive Securities: Plus:
Options	—	—		—	57
Service-based stock awards	—	—		—	75
Assumed conversion of convertible debt	—	—		—	2,094
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(235,137)	41,092	$(5.72)	$3,584	35,597	$0.10

Options to purchase 429,768 and 440,289 shares of common stock were outstanding as of June 30, 2008 and 2007, respectively.  For the three and six months ended June 30, 2008, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  Based on the average price for our common stock in the three and six months ended June 30, 2008, we would have been required to issue approximately 3,277,000 and 3,034,000 shares, respectively, upon an assumed conversion of our convertible debt.

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

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and therefore the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.  There were approximately 77,000 and 82,000 unvested shares of service-based stock outstanding at June 30, 2008 and 2007, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

In April 2008, we instituted changes to the equity compensation program for our directors.  Rather than stock options, continuing directors will now receive annual grants of time vested performance share awards that vest following 12 months of service.  New directors will receive a one-time initial award of 1,000 time vested performance share awards that vest 50% following 12 months of service and 50% following 24 months of service.  As a result of this change, these awards will be considered common stock equivalents and included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

In April 2008, we instituted changes to our performance share program.  Under the amended performance share plan a portion of the performance share award will be granted in time-vested performance shares at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee on the award date.  Prior to the performance share plan amendments our goal-based performance share units were not considered common stock equivalents until it became probable that performance goals would be obtained.  As a result of the amendment to the performance share plan, these time-vested performance share units are accounted for as service-based share awards and they will be considered common stock equivalents and therefore included, using the treasury stock method, in average common shares outstanding for diluted earnings per share computations, if they have a dilutive effect on earnings per share.

5.	Income Taxes

As of June 30, 2008 and December 31, 2007, we had total unrecognized tax benefits (excluding interest) of $29,600 and $40,600, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of June 30, 2008 and December 31, 2007, respectively, are $14,400 and $20,800.

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of June 30, 2008, and December 31, 2007, we had approximately $3,800 and $10,900, respectively, of accrued interest related to unrecognized income tax benefits.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions within the United States, and in Iceland.  In connection with an audit conducted by the Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We filed an administrative appeal with the IRS with respect to these examinations, and in April 2008, we received notification from the IRS Appeals Office that the Joint Committee had approved the settlement of all issues related to these examinations.  As a result of our settlement of all issues related to this examination, our unrecognized tax benefits were reduced by $20,100 which includes a reduction in accrued interest of $3,300 and recognition of a current tax payable of $16,800 which is expected to be paid in the third quarter of 2008.  We do not expect any other significant change in the balance of unrecognized tax benefits within the next twelve months.  We believe it is reasonably possible that we will close certain years to examination under relevant statutes of limitations, which may further decrease our liability for unrecognized tax benefits by approximately $4,000 in the next twelve months.

Our federal income tax returns beginning in 2003 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia completed an income tax examination for 2003 through 2005 with no changes. The majority of our other state returns beginning in 2003 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

During the three and six months ended June 30, 2008, we recognized a $2,900 tax expense and $6,800 tax benefit, respectively, related to the fluctuations in the carrying amount of deferred tax assets as a result of a tax law change in West Virginia.

Additionally, during the three and six months ended June 30, 2008, we recognized a $10,500 tax benefit, related to the decrease in the carrying amount of deferred tax assets as a  result of a tax law change in Iceland.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

6.	Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Raw materials	$84,217	$73,926
Work-in-process	23,640	22,201
Finished goods	9,614	7,968
Operating and other supplies	87,877	71,006
Inventories	$205,348	$175,101

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

7.	Goodwill and Intangible Asset

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

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of June 30, 2008, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $115,921.

For the three month periods ended June 30, 2008 and 2007, amortization expense for the intangible asset totaled $3,769 and $3,498, respectively.  For the six months ended June 30, 2008 and 2007, amortization expense for the intangible asset totaled $7,538 and $6,995, respectively.  For the year ending December 31, 2008, the estimated aggregate amortization expense for the intangible asset will be approximately $15,076.  The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

	2009	2010
Estimated Amortization Expense	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

8.	Debt

	June 30,	December 31,
	2008	2007
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(3)(4)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(2)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (4)(5)	250,000	250,000
Total debt	$432,815	$432,815

(1)	The convertible notes are classified as current because they are convertible at any time by the holder.
(2)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2008 was 1.85%.

(3)
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

(4)
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

(5)
On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of June 30, 2008, we have letters of credit totaling $11,278 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.  We had no outstanding borrowings under the Credit Facility as of June 30, 2008.  As of June 30, 2008, we had a borrowing availability of $88,722 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

9.	Contingencies and Commitments

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through June 30, 2008, we have expended approximately $770 on the Hydrocarbon Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $910 and $790 at June 30, 2008 and December 31, 2007, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to cost for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately 70% (339 MW) of Hawesville’s current power requirements are at fixed prices.  We acquire the remaining power requirements for Hawesville through a combination of short-term fixed-price contracts and deliveries at the spot market rates.  Approximately 16% (75 MW) remains unpriced for the second half of 2008.  Hawesville has unpriced power requirements of approximately 143 MW or 30% of its power requirements from 2009 through 2010.  Kenergy acquires most of the power it provides to Hawesville from a subsidiary of LG&E Energy Corporation (“LG&E”), with delivery guaranteed by LG&E.

We are working with Big Rivers and Kenergy on a proposal that would restructure and extend the existing power supply contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  We expect the transaction to close in late 2008.

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  On April 29, 2008, APCo requested a rate increase to cover the increased cost of fuel and purchased power as well as capital improvements. On May 21, 2008, APCo filed a joint stipulation, to which Century was a party, wherein the parties agreed to an approximate 11% increase in the special contract rate paid by our Ravenswood smelter. The West Virginia Public Service Commission approved the joint stipulation on June 26, 2008. The rate increase is effective July 1, 2008.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

In 2006, the Public Service Commission for the State of West Virginia (“PSC”) approved an experimental rate design through June 30, 2009 in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  We are working with the various constituents in West Virginia to extend the existing agreement that establishes an LME based cap on the tariff rates.

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

We completed an expansion of the Grundartangi facility to 260,000 mtpy (“Phase V expansion”) in the fourth quarter of 2007.  OR has agreed to deliver the electrical power for the additional expansion capacity by late 2008.  In July 2007, we formalized our agreement with Landsvirkjun to deliver electrical power for the start-up of the Phase V capacity on an interim basis, if available, until electrical power is available from OR in late 2008.

In April 2007 and June 2007, Nordural signed electrical power supply agreements with HS and OR, respectively, for the planned primary aluminum reduction facility in Helguvik, Iceland.  Under the agreements, power will be supplied to the proposed Helguvik facility in stages, beginning with an initial phase of up to 250 megawatts (“MW”), which will support production capacity of up to 150,000 mtpy.  HS will provide up to 150 MW in this initial stage, and OR will supply 100 MW.  Electricity delivery for this first phase is targeted to begin in late 2010.  The agreements provide for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreements are subject to the satisfaction of certain conditions.

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

Other Commitments and Contingencies

Century’s income tax returns are periodically examined by various tax authorities.  In connection with an audit conducted by the Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We have reached an agreement with the IRS with respect to those issues which has been approved by the Joint Committee on Taxation.  We believe the settlement amount with interest from the IRS will be approximately $16,800 and we expect to pay that amount to the IRS in the third quarter of 2008.  See Note 5 Income Taxes for additional information.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

10.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement	Alcan	19 million pounds per month in 2008. 14 million pounds per month in 2009	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (2)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement (3)	Southwire	240 million pounds per year (high purity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 68,905 metric tons and 96,807 metric tons of primary aluminum at June 30, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 2,470 metric tons and 2,818 metric tons of primary aluminum at June 30, 2008 and December 31, 2007, respectively, of which 500 metric tons at June 30, 2008 and none at December 31, 2007 were with Glencore.

Financial Sales Agreements

In the past, to mitigate the volatility in our unpriced forward delivery contracts, we entered into fixed price financial sales contracts, which settled in cash in the period corresponding to the intended delivery dates of the forward delivery contracts.  Certain of these fixed price financial sales contracts were accounted for as cash flow hedges depending on our designation of each contract at its inception.  Glencore was the counterparty for all of the contracts summarized below:

	Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	June 30, 2008			December 31, 2007
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2008	—	50,100	50,100	9,000	100,200	109,200
2009	—	105,000	105,000	—	105,000	105,000
2010	—	105,000	105,000	—	105,000	105,000
2011	—	75,000	75,000	—	75,000	75,000
2012	—	75,000	75,000	—	75,000	75,000
2013-2015	—	225,000	225,000	—	225,000	225,000
Total	—	635,100	635,100	9,000	685,200	694,200

All of the outstanding primary aluminum financial sales contracts were terminated in July 2008 in a termination transaction with Glencore.  See Note 17 Subsequent Events for additional information.  We had no fixed price financial contracts to purchase aluminum at June 30, 2008 or December 31, 2007.

Additionally, to mitigate the volatility of the natural gas markets, we enter into financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

	Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	June 30, 2008	December 31, 2007
2008	2,810	1,150
2009	440	—
Total	3,250	1,150

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona.  Grundartangi’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project.  We expect significant portions of the capital expenditures for the Helguvik project will be denominated in currencies other than the U.S. dollar.  We manage our exposure by entering into foreign currency forward contracts.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Foreign Currency Forward Contracts (ISK)
	2008	2009	Total
Contract amount (millions of ISK)	2,880	600	3,480
Average contractual exchange rate (ISK/USD)	81.09	78.90	80.70

In March 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the Icelandic krona (“ISK”) associated with a portion of the operating costs paid in Icelandic krona at Grundartangi.  In June 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures paid in Icelandic krona for the Helguvik project.  These forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through March 2009.  The critical terms of the contracts essentially match those of the underlying exposure.  The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion will be reported currently in earnings.  Each month, when we settle the foreign currency forward contracts, the realized gain or loss on our cash flow hedges for Grundartangi operating costs are recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Helguvik capital expenditures are accumulated in other comprehensive income and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.  As of June 30, 2008, accumulated other comprehensive loss includes an unrealized gain, net of tax, of $310 related to the foreign currency forward contracts.

Our counterparties for these forward contracts require collateral deposits to secure our obligations pursuant to these contracts.  Under certain conditions, we may be required to post additional collateral.  As of June 30, 2008, our collateral deposits under these contracts were approximately $1,900.

Based on the fair value of our financial purchase contracts for natural gas and foreign currency forward contracts that qualify as cash flow hedges as of June 30, 2008, an accumulated other comprehensive gain of $3,293 is expected to be reclassified to earnings over the next 12-month period.

The foreign currency forward and natural gas financial purchase contracts are subject to the risk of counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy.  If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

11.	Supplemental Cash Flow Information

	Six months ended June 30,
	2008	2007
Cash paid for:
Interest	$11,035	$22,239
Income tax	3,475	38,619

Cash received for:
Interest	4,840	3,825
Income tax refunds	—	—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Non-cash Activities

In the first quarter of 2008, we issued 58,990 shares of common stock as part of our performance share program to satisfy a $3,702 performance share liability to certain key employees.

In the first quarter of 2007, we issued 50,985 shares of common stock as part of our performance share program to satisfy a $2,281 performance share liability to certain key employees.  In addition, we recorded a $7,900 non-cash adjustment to the beginning balance of our retained earnings as part of the adoption of FIN 48, see Note 5.

In 2007, we reclassified the undistributed earnings of our joint ventures in our cash flow statement.  In 2006, these undistributed earnings were reclassified out of “Other - net.”

In the second quarter of 2007, we recorded a non-cash loss on extinguishment of debt of $2,461 from the write-off of deferred financing costs for the Nordural senior term loan facility.

12.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the six months ended June 30, 2008	For the year ended December 31, 2007
Beginning balance, ARO liability	$13,586	$12,864
Additional ARO liability incurred	1,070	2,038
ARO liabilities settled	(1,232)	(2,348)
Accretion expense	537	1,032
Ending balance, ARO liability	$13,961	$13,586

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

13.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive Income (Loss):
	Six months ended June 30,
	2008	2007
Net income (loss)	$(235,137)	$3,584
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of tax of $(670) and $(4,507), respectively	1,394	4,379
Net losses on financial instruments reclassified to income, net of tax of $(2,967) and $(31,937), respectively	5,813	50,873
Adjustment of pension and other postretirement benefit plan liabilities, net of tax of $(420) and $375, respectively	1,022	(570)
Comprehensive income (loss)	$(226,908)	$58,266

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

Components of Accumulated Other Comprehensive Loss:
	June 30, 2008	December 31, 2007
Unrealized gain/(loss) on financial instruments, net of $(2,468) and $1,443 tax benefit, respectively	$6,763	$(170)
Pension and other postretirement benefit plan liabilities, net of $28,443 and $28,581 tax benefit, respectively	(50,029)	(51,334)
Equity in investee other comprehensive income (loss), net of $278 and $286 tax, respectively (1)	(36)	(27)
	$(43,302)	$(51,531)

(1)
Includes our equity in the other comprehensive income (loss) of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income (loss) consists primarily of pension and other postretirement benefit obligations.

14.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$1,028	$1,159	$2,056	$2,133
Interest cost	1,550	1,447	3,101	2,850
Expected return on plan assets	(1,893)	(1,692)	(3,787)	(3,387)
Amortization of prior service cost	182	182	364	364
Amortization of net gain	129	210	258	490
Net periodic benefit cost	$996	$1,306	$1,992	$2,450

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Service cost	$1,642	$1,741	$3,283	$3,502
Interest cost	3,104	2,824	6,208	5,822
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(540)	(540)	(1,081)	(1,081)
Amortization of net gain	950	1,200	1,901	2,569
Net periodic benefit cost	$5,156	$5,225	$10,311	$10,812

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

15.	Recently Issued Accounting Standards

FSP APB 14-1.  In May 2008, the FASB issued FASB Staff Position (‘FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We are currently evaluating the impact of the provisions of FSP APB 14-1 on our financial position, results of operations and cash flows.

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  We are currently assessing the new pronouncement and do not believe the adoption of SFAS No. 160 will have any impact on our financial position and results of operations.

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

16.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014, and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC (collectively, the “Guarantor Subsidiaries”).  The subsidiary guarantors are each 100% owned by Century.  All guarantees are full and unconditional.  All guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries.  For the three months ended June 30, 2008 and 2007, we allocated total corporate expense of $3,222 and $2,323 to our subsidiaries, respectively.  For the six months ended June 30, 2008 and 2007, we allocated total corporate expense of $8,326 and $4,969 to our subsidiaries, respectively. Additionally, we allocate all of our net losses on forward contracts to the combined guarantor subsidiaries and we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of June 30, 2008 and December 31, 2007; condensed consolidating statements of operations for the three and six months ended June 30, 2008 and June 30, 2007; and the condensed consolidating statements of cash flows for the six months ended June 30, 2008 and June 30, 2007 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$52,192	$299,452	$—	$351,644
Restricted cash	873	1,898	—	—	2,771
Short-term investments	—	—	31,937	—	31,937
Accounts receivable — net	79,650	14,843	—	—	94,493
Due from affiliates	137,496	7,444	1,377,003	(1,488,655)	33,288
Inventories	156,275	48,400	—	673	205,348
Prepaid and other assets	5,932	43,568	10,386	—	59,886
Deferred taxes — current portion	16,651	—	14,209	81,071	111,931
Total current assets	396,877	168,345	1,732,987	(1,406,911)	891,298
Investment in subsidiaries	48,344	—	(108,753)	60,409	—
Property, plant and equipment — net	416,179	860,866	1,361	—	1,278,406
Intangible asset — net	40,065	—	—	—	40,065
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	850,693	(336,256)	514,437
Other assets	65,733	48,252	18,910	11,672	144,567
Total assets	$967,198	$1,172,307	$2,495,198	$(1,671,086)	$2,963,617

Liabilities and shareholders’ equity:
Accounts payable – trade	$61,256	$37,911	$1,746	$—	$100,913
Due to affiliates	799,008	101,398	313,221	(865,013)	348,614
Accrued and other current liabilities	18,132	16,857	40,002	13,732	88,723
Accrued employee benefits costs — current portion	10,315	—	1,344	—	11,659
Deferred taxes –current portion	—	—	—	—	—
Convertible senior notes	—	—	175,000	—	175,000
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	896,526	156,166	531,313	(851,281)	732,724
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	—	—	14,709	—	14,709
Accrued postretirement benefit costs — less current portion	189,614	—	1,479	—	191,093
Due to affiliates — less current portion	—	—	1,320,043	—	1,320,043
Other liabilities/intercompany loan	24,522	614,408	34,037	(615,776)	57,191
Deferred taxes — less current portion	293,775	24,903	—	(264,438)	54,240
Total noncurrent liabilities	507,911	639,311	1,620,268	(880,214)	1,887,276
Shareholders’ equity:
Common stock	60	12	412	(72)	412
Additional paid-in capital	296,011	142,374	867,106	(438,385)	867,106
Accumulated other comprehensive income (loss)	(45,497)	5,757	(43,302)	39,740	(43,302)
Retained earnings (accumulated deficit)	(687,813)	228,687	(480,599)	459,126	(480,599)
Total shareholders’ equity	(437,239)	376,830	343,617	60,409	343,617
Total liabilities and shareholders’ equity	$967,198	$1,172,307	$2,495,198	$(1,671,086)	$2,963,617

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$321,914	$98,118	$—	$—	$420,032
Related parties	75,593	49,572	—	—	125,165
	397,507	147,690	—	—	545,197
Cost of goods sold	292,725	96,054	—	194	388,973
Gross profit	104,782	51,636	—	(194)	156,224
Selling, general and admin expenses	13,492	359	—	—	13,851
Operating income	91,290	51,277	—	(194)	142,373
Interest expense – third party	(6,180)	—	—	—	(6,180)
Interest expense – affiliates	13,561	(13,561)	—	—	—
Interest income	1,821	470	—	—	2,291
Net loss on forward contracts	(203,784)	—	—	—	(203,784)
Other income (expense) - net	(181)	487	—	—	306
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(103,473)	38,673	—	(194)	(64,994)
Income tax benefit (expense)	60,612	(3,617)	—	92	57,087
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(42,861)	35,056	—	(102)	(7,907)
Equity earnings (loss) of subsidiaries and joint ventures	7,265	3,212	(2,341)	(2,570)	5,566
Net income (loss)	$(35,596)	$38,268	$(2,341)	$(2,672)	$(2,341)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$279,524	$91,359	$—	$—	$370,883
Related parties	66,555	26,567	—	—	93,122
	346,079	117,926	—	—	464,005
Cost of goods sold	278,759	77,552	—	(698)	355,613
Gross profit	67,320	40,374	—	698	108,392
Selling, general and admin expenses	11,439	3,006	—	—	14,445
Operating income	55,881	37,368	—	698	93,947
Interest expense – third party	(5,093)	(3,544)	—	—	(8,637)
Interest income (expense) – affiliates	8,835	(8,835)	—	—	—
Interest income	470	728	—	—	1,198
Net loss on forward contracts	(205,246)	—	—	—	(205,246)
Other expense – net	(416)	(2,723)	—	—	(3,139)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(145,569)	22,994	—	698	(121,877)
Income tax expense (benefit)	59,756	(2,435)	—	(276)	57,045
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(85,813)	20,559	—	422	(64,832)
Equity earnings (loss) of subsidiaries and joint ventures	6,216	673	(60,665)	57,943	4,167
Net income (loss)	$(79,597)	$21,232	$(60,665)	$58,365	$(60,665)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$594,002	$182,923	$—	$—	$776,925
Related parties	147,063	92,351	—	—	239,414
	741,065	275,274	—	—	1,016,339
Cost of goods sold	577,735	186,829	—	(444)	764,120
Gross profit	163,330	88,445	—	444	252,219
Selling, general and admin expenses	32,086	631	—	—	32,717
Operating income	131,244	87,814	—	444	219,502
Interest expense – third party	(12,423)	—	—	—	(12,423)
Interest expense – affiliates	26,721	(26,721)	—	—	—
Interest income	4,147	667	—	—	4,814
Net loss on forward contracts	(652,092)	—	—	—	(652,092)
Other expense - net	(190)	(37)	—	—	(227)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(502,593)	61,723	—	444	(440,426)
Income tax benefit (expense)	199,724	(4,252)	—	(142)	195,330
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(302,869)	57,471	—	302	(245,096)
Equity earnings (loss) of subsidiaries and joint ventures	13,890	3,951	(235,137)	227,255	9,959
Net income (loss)	$(288,979)	$61,422	$(235,137)	$227,557	$(235,137)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$573,272	$178,464	$—	$—	$751,736
Related parties	105,968	53,958	—	—	159,926
	679,240	232,422	—	—	911,662
Cost of goods sold	541,249	152,421	—	(1,052)	692,618
Gross profit	137,991	80,001	—	1,052	219,044
Selling, general and administrative expenses	22,542	4,870	—	—	27,412
Operating income	115,449	75,131	—	1,052	191,632
Interest expense – third party	(11,112)	(8,568)	—	—	(19,680)
Interest income (expense) – affiliates	16,896	(16,896)	—	—	—
Interest income	2,069	1,142	—	—	3,211
Net loss on forward contracts	(204,856)	—	—	—	(204,856)
Other expense – net	(325)	(2,970)	—	—	(3,295)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(81,879)	47,839	—	1,052	(32,988)
Income tax benefit (expense)	35,026	(5,665)	—	(403)	28,958
Income (loss) before equity in earnings (loss) of subsidiaries	(46,853)	42,174	—	649	(4,030)
Equity in earnings (loss) of subsidiaries and joint ventures	11,766	1,441	3,584	(9,177)	7,614
Net income (loss)	$(35,087)	$43,615	$3,584	$(8,528)	$3,584

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$347,631	$17,182	$—	$364,813
Investing activities:
Purchase of property, plant and equipment	(4,593)	(9,909)	(459)	(14,961)
Nordural expansion	—	(32,648)	—	(32,648)
Investments in joint ventures	—	—	(27,621)	(27,621)
Proceeds from sale of property	—	5	—	5
Restricted cash deposits	—	(1,898)	—	(1,898)
Net cash used in investing activities	(4,593)	(44,450)	(28,080)	(77,123)
Financing activities:
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	(343,038)	68,332	274,706	—
Issuance of common stock	—	—	2,335	2,335
Net cash provided by (used in) financing activities	(343,038)	68,332	277,698	2,992
Net change in cash	—	41,064	249,618	290,682
Beginning cash	—	11,128	49,834	60,962
Ending cash	$—	$52,192	$299,452	$351,644

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(63,558)	$84,645	$—	$21,087
Investing activities:
Purchase of property, plant and equipment	(5,707)	(1,842)	(129)	(7,678)
Nordural expansion	—	(58,981)	—	(58,981)
Proceeds from sale of property	3	540	—	543
Restricted cash deposits	2,599	—	—	2,599
Net cash provided by (used in) investing activities	(3,105)	(60,283)	(129)	(63,517)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(314,800)	—	(314,800)
Excess tax benefits from share-based compensation	—	—	487	487
Intercompany transactions	66,663	265,406	(332,069)	—
Issuance of common stock	—	—	418,105	418,105
Net cash provided by (used in) financing activities	66,663	(19,394)	86,523	133,792
Net change in cash	—	4,968	86,394	91,362
Cash, beginning of the period	—	11,866	84,499	96,365
Cash, end of the period	$—	$16,834	$170,893	$187,727

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued

17.	Subsequent Event

Century and Glencore terminate forward financial sales contracts; Century issues to Glencore shares of non-voting preferred stock convertible into 16,000,000 shares of common stock

In November 2004 and June 2005, we entered into forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively (“Financial Sales Contracts”).  On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of $730,200 in cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, convertible into 16,000,000 shares of common stock.  The termination transaction was consummated on July 8, 2008.  We have given Glencore registration rights with respect to the shares of our common stock into which the preferred stock may be converted.  Subject to certain restrictions, the preferred shares will convert into shares of our common stock if sold by Glencore in a widely-distributed registered public offering under the Securities Act of 1933, as amended.  Of the cash portion, Century initially deferred payment of $505,200 until August 31, 2008.  If Century did not pay this deferred amount by such date, we were required to make minimum monthly payments of $25,000, commencing September 1, 2008 and continuing until paid in full on December 31, 2009, on which day Century must pay the entire unpaid deferred amount.  The deferred amount accrues interest at the rate of LIBOR plus 2.50 percent per annum.  In addition, Century must apply the net proceeds received from any public or private offering of debt or equity securities (other than issuances of securities in any business combination transaction or pursuant to employee benefit plans or arrangements, or to the extent that net proceeds are used to finance the acquisition of any plant, equipment or other property or to refinance existing indebtedness) to the prepayment of the unpaid deferred amount.  Century may prepay the deferred amount at any time without penalty.  On July 16, 2008, we paid approximately $442,000 of the deferred amount using proceeds from an equity offering.  We expect to repay the remaining deferred amount by the fourth quarter of 2008.  See the “Equity Offering” section below.

Immediately after the termination transaction, Glencore beneficially owned, through common stock and preferred stock ownership, approximately 48.5% economic ownership of Century and 28.5% of our issued and outstanding common stock.  For a limited period of time, Glencore is generally prohibited from acquiring more than 28.5% of our common stock.  Subject to certain limited exceptions, Glencore has agreed to not acquire more than 28.5% of our voting securities until April 7, 2009.  From April 8, 2009 to January 7, 2010, Glencore may not acquire more than 49% of our voting securities.  Under the terms of this transaction, Glencore also has agreed to forego or restrict certain actions, including unsolicited business combination proposals, tender offers, proxy contests and sales of its common and preferred shares.

Equity Offering

On July 16, 2008, we completed a public equity offering of 7,475,000 shares of common stock, which included the exercise of an over-allotment option of 975,000 shares of common stock, at a price of $62.25 per share, raising approximately $442,000 in net proceeds (after underwriting discounts and commissions of approximately $23,266).

On July 16, 2008, we used the net proceeds from the equity offering to pay approximately $442,000 of the $505,200 deferred portion of the cash payment required in connection with the termination of the forward financial sales contracts with Glencore.

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

•	Changes in the relative cost of certain raw materials and electrical power compared to the market price of primary aluminum could affect our margins;
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

•	We may not be able to renew or renegotiate existing long-term supply and sale contracts on terms that are favorable to us, or at all;
•	Our Helguvik project and other projects could be subject to cost over-runs and other unanticipated expenses and delays;
•	Operating in foreign countries exposes us to political, regulatory, currency and other related risks;
•	Our indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;
•	Our Helguvik project is subject to various conditions and risks that may affect our ability to complete the project;
•	Continued consolidation of the metals industry may limit our ability to implement our strategic goals effectively; and
•	Any further reduction in the duty on primary aluminum imports into the European Union would further decrease our revenue at Grundartangi.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Century and Glencore terminate forward financial sales contracts; Century issues to Glencore shares of non-voting preferred stock convertible into 16,000,000 shares of common stock

On July 7, 2008, Century and Glencore agreed to terminate the forward financial sales contracts upon the payment by Century to Glencore of $730.2 million in cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, convertible into 16,000,000 shares of common stock.  Of the cash payment, Century deferred payment of $505.2 million until August 31, 2008.  If Century fails to pay this deferred amount by such date, Century is required to make minimum monthly payments of $25 million, commencing September 1, 2008 and continuing until December 31, 2009, on which day Century must pay the entire unpaid deferred amount. The deferred amount will accrue interest at the rate of LIBOR plus 2.50 percent per annum.  Century may prepay the deferred amount at any time without penalty.  On July 16, 2008, we used the net proceeds from an equity offering to pay $442 million of the deferred payment.

Equity Offering

On July 16, 2008, we completed a public equity offering of 7,475,000 shares of common stock, which included the exercise of the over-allotment option of 975,000 shares of common stock, at a price of $62.25 per share, raising approximately $442 million in net proceeds (after underwriting discounts and commissions of approximately $23 million).  On July 16, 2008, we used the net proceeds from the equity offering to pay $442 million of the deferred portion of the cash payment required in connection with the termination of the forward financial sales contracts with Glencore.

Increase in electrical power tariff rates in West Virginia

On April 29, 2008, Appalachian Power Company (APCo) requested a rate increase to cover the increased cost of fuel and purchased power as well as capital improvements. On May 21, 2008, APCo filed a joint stipulation, to which Century was a party, wherein the parties agreed to an approximate 11% increase in the special contract rate paid by our Ravenswood smelter. The West Virginia Public Service Commission approved the joint stipulation on June 26, 2008. The rate increase is effective July 1, 2008. APCo supplies all the electrical power requirements for our Ravenswood smelter.

Groundbreaking at Helguvik Project

In March 2008, Nordural Helguvik sf, a wholly owned subsidiary, received construction licenses and building permits for construction of a 250,000 metric ton greenfield primary aluminum smelter to be located near Helguvik, Iceland.  We started initial site preparation in March 2008.  This new facility will be constructed in stages, with the first stage of 150,000 to 180,000 metric tons expected to be operational by late 2010.  We formally broke ground for our greenfield Helguvik project on June 6, 2008. Site preparation is ongoing and construction work is expected to begin in the near future. We are in the final stages of finalizing the Engineering, Procurement & Construction Management contract for the project and orders are being placed for long-lead time equipment items.

Century enters joint venture for Chinese carbon facility

In April 2008, we entered into a joint venture agreement whereby we acquired a 40 percent stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  As of June 30, 2008, we paid $27,600 cash for the investment with an additional $9,400 in a loan to BHH to be paid in July 2008.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.  For example, our equity in earnings of joint venture for the period ended September 30, 2008 will include BHH results of operations for the period ended June 30, 2008.

The BHH facility has annual anode production capacity of 190,000 metric tons and an annual cathode production capacity of 20,000 metric tons.

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

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net sales:
Third-party customers	$420,032	$370,883	$776,925	$751,736
Related party customers	125,165	93,122	239,414	159,926
Total	$545,197	$464,005	$1,016,339	$911,662

Gross profit	$156,224	$108,392	$252,219	$219,044

Net income (loss)	$(2,341)	$(60,665)	$(235,137)	$3,584

Earnings (loss) per common share:
Basic	$(0.06)	$(1.77)	$(5.72)	$0.11
Diluted	$(0.06)	$(1.77)	$(5.72)	$0.10

Shipments – primary aluminum (thousands of pounds):
Direct	290,214	292,104	583,437	582,161
Toll	146,681	123,798	293,767	240,762
Total	436,895	415,902	877,204	822,923

Net Sales (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$545.2	$464.0	$81.2	17.5%
Six months ended June 30,	$1,016.3	$911.7	$104.6	11.5%

Higher price realizations for primary aluminum in the three months ended June 30, 2008, due to increased LME prices for primary aluminum, resulted in a $61.4 million sales increase.  In addition to the higher price realizations, increased sales volume contributed $19.8 million to the net sales increase.  Toll shipments increased 22.9 million pounds from the same period in 2007 due to the additional Grundartangi expansion capacity that came on-stream during 2007, with direct shipments declining 1.9 million pounds from the same period in 2007.

Higher price realizations for primary aluminum in the six months ended June 30, 2008, due to increased LME prices for primary aluminum, resulted in a $51.5 million sales increase.  In addition to the higher price realizations, increased sales volume contributed $53.1 million to the net sales increase.  Toll shipments increased 53.0 million pounds from the same period in 2007 due to the additional Grundartangi expansion capacity that came on-stream during 2007, while direct shipments increased 1.3 million pounds from the same period in 2007.

Gross Profit (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$156.2	$108.4	$47.8	44.1%
Six months ended June 30,	$252.2	219.0	$33.2	15.2%

During the three months ended June 30, 2008, increased price realizations, net of LME-based alumina cost and LME-based power cost increases, improved gross profit by $58.9 million. Increased shipment volume contributed $8.5 million in additional gross profit. In addition, we experienced $19.6 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $6.3 million; increased costs for materials, supplies and maintenance, $10.6 million; increased net amortization and depreciation charges, primarily at Grundartangi, $1.9 million; decreased costs associated with Gramercy supplied alumina, $0.7 million; and other spending increases, $1.5 million.

During the six months ended June 30, 2008, increased price realizations, net of LME-based alumina cost and LME-based power cost increases, improved gross profit by $38.7 million. Increased shipment volume contributed $21.6 million in additional gross profit. In addition, we experienced $27.1 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $11.1 million; increased costs for materials, supplies and maintenance, $14.4 million; increased net amortization and depreciation charges, primarily at Grundartangi, $3.7 million; decreased costs associated with Gramercy supplied alumina, $4.5 million; and other spending increases, $2.4 million.

Selling, general and administrative expenses (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$13.9	$14.4	$(0.5)	(3.5)%
Six months ended June 30,	$32.7	$27.4	$5.3	19.3%

The decrease in selling, general and administrative expenses for the three months ended June 30, 2008 was primarily due to the absence of spending that occurred in 2007 to support the Helguvik project.

The increase in selling, general and administrative expenses for the six months ended June 30, 2008 was primarily due to costs associated with our long term incentive program.  An increase in our common stock price, a change in the estimate of future costs and changes in plan design contributed to the increased costs.  These increased costs were partially offset by the absence of the Helguvik project related spending in 2008.

Interest expense (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$(6.2)	$(8.6)	$2.4	27.9%
Six months ended June 30,	$(12.4)	$(19.7)	$7.3	37.1%

The decrease in interest expense for the three and six months ended June 30, 2008 from the same periods in 2007 was due to the repayment of the Nordural debt in 2007.

Interest income (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$2.3	$1.2	$1.1	91.7%
Six months ended June 30,	$4.8	$3.2	$1.6	50.0%

The increase in interest income for the three and six months ended June 31, 2008 from the same periods in 2007 results from higher average cash and short-term investment balances during 2008.

Net loss on forward contracts (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$(203.8)	$(205.2)	$1.4	0.7%
Six months ended June 30,	$(652.1)	$(204.9)	$(447.2)	$(218.3)%

The gains and losses on forward contracts for the three and six months ended June 30, 2008 and 2007 were a result of mark-to-market adjustments associated with our long term financial sales contracts that did not qualify for cash flow hedge accounting.  Cash settlements of primary aluminum forward financial sales contracts that did not qualify for cash flow hedge treatment for the three months ended June 30, 2008 and 2007 were $62.8 million and $27.8 million, respectively. Cash settlements of primary aluminum forward financial sales contracts that did not qualify for cash flow hedge treatment for the six months ended June 30, 2008 and 2007 were $115.0 million and $54.9 million, respectively.

Income tax benefit (in millions)	2008	2007	$ Difference	% Difference
Three months ended June 30,	$57.1	$57.0	$0.1	0.2%
Six months ended June 30,	$195.3	$29.0	$166.3	573.4%

The changes in the income tax benefit for the three and six months ended June 30, 2008 and 2007 were primarily a result of the changes in pre-tax losses as well as a $10.5 million tax benefit in 2008 resulting principally from a reduction in non-U.S. corporate tax rates.

Liquidity and Capital Resources

Our statements of cash flows for the six months ended June 30, 2008 and 2007 are summarized below:

	Six months ended June 30,
	2008	2007
	(dollars in thousands)
Net cash provided by operating activities	$364,813	$21,087
Net cash used in investing activities	(77,123)	(63,517)
Net cash provided by financing activities	2,992	133,792
Net change in cash and cash equivalents	$290,682	$91,362

Net cash from operating activities in the first six months of 2008 was $364.8 million primarily due to the sale of short-term investments and additional shipment volume from Grundartangi.

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

Our net cash used in investing activities for the six months ended June 30, 2008 was $77.1 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $15.0 million and $32.6 million for the Helguvik project and finalizing the Grundartangi expansion project.  In addition, we made payments to date of $27.6 million for an investment in a joint venture in China.  The remaining net cash used in investing activities consisted of restricted cash deposits placed in connection with our foreign currency forward contracts.

Our net cash used in investing activities for the six months ended June 30, 2007 was $63.5 million, primarily as a result of the ongoing Phase V expansion of the Grundartangi facility.  The remaining net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations offset by the return of cash deposits for energy purchases and proceeds from the sale of assets.

Net cash provided by financing activities during the six months ended June 30, 2008 was $3.0 million.  We received proceeds from the issuance of common stock of $2.3 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.7 million.

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

Liquidity

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility.  We believe these sources of cash will be sufficient to meet our near-term working capital needs.  We have not determined the sources of funding for our long-term capital and debt repayment requirements; however, we believe that our cash flow from operations, available borrowing under our revolving credit facility and, to the extent necessary and/or economically attractive, future financial market activities will be adequate to address our long-term liquidity requirements.  Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

As of June 30, 2008, we had a borrowing availability of $88.7 million under our revolving credit facility.  We could issue up to a maximum of $25 million in letters of credit under the revolving credit facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar for dollar basis.  We have issued letters of credit totaling $11.3 million and had no outstanding borrowings under the revolving credit facility as of June 30, 2008.

As of June 30, 2008, we had $432.8 million of indebtedness outstanding, including $175.0 million under our 1.75% convertible senior notes, $250.0 million under our 7.5% senior notes and $7.8 million under our industrial revenue bonds.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 8 to the Consolidated Financial Statements included herein.

Termination Transaction.  On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the cash payment by Century to Glencore of $730.2 million in cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, convertible into 16,000,000 shares of common stock.  The transaction was consummated on July 8, 2008.  Of the cash portion, Century initially deferred payment of $505.2 million until August 31, 2008.  If Century fails to pay this deferred amount by such date, we are required to make minimum monthly payments of $25 million, commencing September 1, 2008 and continuing until December 31, 2009, on which day Century must pay the entire unpaid deferred amount. The deferred amount accrues interest at the rate of LIBOR plus 2.50 percent per annum.  In addition, Century must apply the net proceeds received from any public or private offering of debt or equity securities (other than issuances of securities in any business combination transaction or pursuant to employee benefit plans or arrangements, or to the extent that net proceeds are used to finance the acquisition of any plant, equipment or other property or to refinance existing indebtedness) to the prepayment of the unpaid deferred amount. Century may prepay the deferred amount at any time without penalty

In July 2008, we raised approximately $442 million in net proceeds after completing a public equity offering of 7,475,000 shares of common stock at a price of $62.25 per share, (after underwriting discounts and commissions of approximately $23 million).  In July 2008, we used the net proceeds from the equity offering to pay $442 million of the $505.2 million deferred portion of the cash payment required in connection with the termination of the Financial Sales Contracts with Glencore.  We expect to repay the remaining balance of the deferred amount by the fourth quarter of 2008.

Foreign Currency Forward Contracts.  In March 2008, we entered into forward contracts to hedge our foreign currency risk associated with a portion of the operating costs paid in Icelandic krona at Grundartangi.  The forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through March 2009.  The critical terms of the contracts essentially match those of the underlying exposure.

In June 2008, we entered into forward contracts to hedge our foreign currency risk associated with a portion of the capital expenditures to be paid in Icelandic krona for the Helguvik project.  The forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through December 2008.  The critical terms of the contracts essentially match those of the underlying exposure.

Our counterparties for these forward contracts require collateral deposits to secure our obligations pursuant to these contracts.  Under certain conditions, we may be required to post additional collateral.  As of June 30, 2008, our collateral deposits under these contracts were approximately $1.9 million.

As of June 30, 2008, accumulated other comprehensive loss includes an unrealized gain, net of tax, of $0.3 million related to these foreign currency forward contracts.

Capital Resources

Capital expenditures for the six months ended June 30, 2008 were $48.2 million, of which $32.6 million was related to the Helguvik project and finalizing the Grundartangi expansion project, with the balance principally related to maintaining production equipment, improving facilities and complying with environmental requirements.  We anticipate capital expenditures of approximately $70 million in 2008.  In addition, we expect to incur approximately $150 million in capital expenditures for the proposed Helguvik greenfield project in 2008.  Through 2010, we expect the cost for completing the first phase of the Helguvik greenfield smelter to be approximately $1.2 billion.

We believe that we have access to financing adequate to complete the first two phases of the Helguvik smelter (to a minimum capacity of 250,000 mtpy) through a combination of cash on hand, Grundartangi’s cash from operations and borrowings under a new debt facility in Europe which we are presently negotiating.  Our cost commitments for the proposed Helguvik project may materially change depending on the exchange rate between the U.S. dollar and certain foreign currencies, principally the euro and the Icelandic krona.  We entered into forward contracts to hedge our foreign currency risk in the Icelandic krona associated with a portion of the capital expenditures from the Helguvik project.  See "Liquidity" above in this section for additional information.

Other Contingencies

Century’s income tax returns are periodically examined by various tax authorities.  In connection with an audit conducted by the Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We have reached an agreement with the IRS with respect to those issues which has been approved by the Joint Committee on Taxation.  We believe the settlement amount with interest from the IRS will be approximately $16.8 million and we expect to pay that amount to the IRS in the third quarter of 2008.  See Note 5, Income Taxes in the Consolidated Financial Statements included herein for additional information.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Sensitivity

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery, as well as by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, which are described in Primary Aluminum Sales Contract table in Note 10 of the Consolidated Financial Statements included herein, we had forward delivery contracts to sell 68,905 metric tons and 96,807 metric tons of primary aluminum at June 30, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 2,470 metric tons and 2,818 metric tons of primary aluminum at June 30, 2008 and December 31, 2007, respectively, of which 500 metric tons at June 30, 2008 (we had no fixed priced forward delivery contracts with Glencore at December 31, 2007).

	Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	June 30, 2008			December 31, 2007
	Cash Flow Hedges	Derivatives	Total	Cash Flow Hedges	Derivatives	Total
2008	—	50,100	50,100	9,000	100,200	109,200
2009	—	105,000	105,000	—	105,000	105,000
2010	—	105,000	105,000	—	105,000	105,000
2011	—	75,000	75,000	—	75,000	75,000
2012	—	75,000	75,000	—	75,000	75,000
2013-2015	—	225,000	225,000	—	225,000	225,000
Total	—	635,100	635,100	9,000	685,200	694,200

All of the outstanding primary aluminum financial sales contracts were terminated in July 2008 in a termination transaction with Glencore.  See Note 17, Subsequent Events, in the notes to the Consolidated Financial Statements included herein for additional information.  We had no fixed price financial contracts to purchase aluminum at June 30, 2008 or December 31, 2007.

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

	Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	June 30, 2008	December 31, 2007
2008	2,810	1,150
2009	440	—
Total	3,250	1,150

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $2.0 million after tax on accumulated other comprehensive loss for the period ended June 30, 2008 as a result of the forward natural gas financial purchase contracts outstanding at June 30, 2008.

Exchange Rate Sensitivity

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona (“ISK”).  Grundartangi’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project.  We expect significant portions of the capital expenditures for the Helguvik project will be denominated in currencies other than the U.S. dollar.  We manage our exposure by entering into foreign currency forward contracts that settle monthly.  We review the projected cash flows for each currency in future periods.  These projected cash flows are considered forecasted transactions.  The functional currency cash flow variability associated with forecasted transactions is considered a cash-flow hedge.  The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion will be reported currently in earnings only to the extent the cumulative change in the fair value of the derivative instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction.  Amounts that are accumulated in other comprehensive income are reclassified as earnings when the transaction has been completed and recognized in income.

Foreign Currency Forward Contracts (ISK):
	2008	2009	Total
Contract amount (millions of ISK)	2,880	600	3,480
Average contractual exchange rate (ISK/USD)	81.09	78.90	80.70

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

Our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum.  These contracts hedge approximately 10% of our production.  As of June 30, 2008, approximately 24% of our production for the remainder of 2008 is hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed-price forward physical delivery contracts.

Iceland.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with Glencore, Hydro and a subsidiary of BHP Billiton Ltd. whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a hedge against downswings in the market for primary aluminum.  Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the EU import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

Grundartangi is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro and the Icelandic krona.  Grundartangi’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars.  There is no currency risk associated with these contracts.  However, Grundartangi’s labor and certain other operating costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

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

In June 2008, we entered into foreign currency forward contracts to hedge our foreign currency risk in the Icelandic krona associated with capital expenditures to be paid in Icelandic krona for the Helguvik project.  The forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through December 2008.  The critical terms of the contracts essentially match those of the underlying exposure.

We expect to incur capital expenditures for the construction of the Helguvik smelter project (discussed in “Liquidity and Capital Resources”).  We expect that significant portions of the capital expenditures for the Helguvik project will be denominated in currencies other than the U.S. dollar.  We have entered into foreign currency forward contracts for a portion of the projected expenditures expected to be paid in Icelandic krona.  See Liquidity and Capital Resources for additional information concerning the foreign currency forward contracts.  Nordural does not currently have financial instruments to hedge commodity price risk, but may hedge such risks in the future.

Subprime and Related Risks

Recently, asset-backed securities related to subprime consumer mortgages experienced a significant increase in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We are working with our pension fund trustee and we believe that approximately 2.6% of our pension assets may be invested in various subprime investments.  The approximate value of these assets at June 30, 2008 was $2.1 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense as these losses are amortized over the service life of the participants.

At June 30, 2008, we had approximately $31.9 million invested in variable rate demand notes (“VRDNs”).  These VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  We may tender the notes to the remarketing agent whenever the rates are reset, usually upon a seven-day notice.  While the underlying securities are long-term municipal bonds, the ability to tender the notes to the remarketing agent upon short notice provides liquidity.

There are two main risks associated with investments in VRDNs.  The primary risk is that the remarketing agent may not be able to repurchase the notes, in which case we would have investments in long-term municipal bonds and we would lose significant liquidity.  The second risk is that the underlying securities may default.  We invest in highly rated municipal bonds (at June 30, 2008, our portfolio of investments was rated investment grade by Standard & Poor’s) and we diversify our investment portfolio.  A hypothetical default in our largest position at June 30, 2008 would result in a loss of approximately $15 million.

Our other financial instruments are cash and cash equivalents, including cash in bank accounts, other highly rated liquid money market investments and government securities which are classified as cash equivalents.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation,  management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

b. Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held on June 24, 2008.  The following are the results of stockholder voting on proposals that were presented and adopted:

1.  The election of the following Class III directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2011:

	For	Withheld
Robert E. Fishman, Ph. D	37,390,369	221,480
Jack E. Thompson	37,397,044	214,805
Catherine Z. Manning	28,529,922	9,081,927

2.  To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

	For	Against	Abstain	Broker Non-votes
Ratify Deloitte and Touche LLP	37,150,914	457,151	3,784	—

Item 6.  Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.1	Amended and Restated Annual Incentive Plan*	8-K	000-27918	April 11, 2008
10.2	Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008
10.3	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.4	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.5	Alumina Supply Contract, dated April 14, 2008, by and between Century Aluminum Company and Glencore AG**	8-K	000-27918	April 22, 2008	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

*	Management contract or compensatory plan.
**	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 11, 2008	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	August 11, 2008	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President/Chief Financial Officer

Exhibit Index

Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.1	Amended and Restated Annual Incentive Plan*	8-K	000-27918	April 11, 2008
10.2	Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008
10.3	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.4	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.5	Alumina Supply Contract, dated April 14, 2008, by and between Century Aluminum Company and Glencore AG**	8-K	000-27918	April 22, 2008	X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

*	Management contract or compensatory plan.
**	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment filed separately with the Securities and Exchange Commission.