Form 10-Q
period 2008-09-30
CENTURY ALUMINUM CO
filed 2008-11-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The registrant had 49,051,396 shares of common stock outstanding at October 31, 2008.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2008	2007
	(Dollars in thousands, except share data)
ASSETS	(Unaudited)
Cash	$129,055	$60,962
Restricted cash	10,583	873
Short-term investments	29,285	280,169
Accounts receivable — net	115,854	93,451
Due from affiliates	36,463	26,693
Inventories	211,255	175,101
Prepaid and other current assets	33,275	40,091
Deferred taxes — current portion	60,299	69,858
Total current assets	626,069	747,198
Property, plant and equipment — net	1,300,932	1,260,040
Intangible asset — net	36,296	47,603
Goodwill	94,844	94,844
Deferred taxes – less current portion	581,405	321,068
Due from affiliates – less current portion	9,353	—
Other assets	145,918	107,518
TOTAL	$2,794,817	$2,578,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$106,908	$79,482
Due to affiliates	104,303	216,754
Accrued and other current liabilities	86,184	60,482
Accrued employee benefits costs — current portion	11,662	11,997
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	491,872	551,530
Senior unsecured notes payable	250,000	250,000
Accrued pension benefits costs — less current portion	14,876	14,427
Accrued postretirement benefits costs — less current portion	193,536	184,853
Due to affiliates – less current portion	—	913,683
Other liabilities	52,886	39,643
Deferred taxes	69,561	62,931
Total noncurrent liabilities	580,859	1,465,537
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized; 155,800 shares issued and outstanding at September 30, 2008 and none at December 31, 2007)	2	—
Common stock (one cent par value, 100,000,000 shares authorized; 49,048,396 and 40,988,058 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively)	490	410
Additional paid-in capital	2,239,005	857,787
Accumulated other comprehensive loss	(73,785)	(51,531)
Accumulated deficit	(443,626)	(245,462)
Total shareholders’ equity	1,722,086	561,204
TOTAL	$2,794,817	$2,578,271

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
NET SALES:
Third-party customers	$426,771	$360,336	$1,203,696	$1,112,072
Related parties	125,468	94,035	364,882	253,961
	552,239	454,371	1,568,578	1,366,033
Cost of goods sold	430,256	369,875	1,194,376	1,062,493
Gross profit	121,983	84,496	374,202	303,540
Selling, general and administrative expenses	11,253	13,372	43,970	40,784
Operating income	110,730	71,124	330,232	262,756
Interest expense	(6,036)	(6,099)	(18,460)	(26,794)
Interest expense – related parties	(1,144)	—	(1,144)	—
Interest income	1,602	3,442	6,417	7,668
Interest income – affiliates	146	—	146	—
Net loss on forward contracts	(79,103)	(75,041)	(731,195)	(279,897)
Other expense - net	(1,370)	(131)	(1,597)	(3,426)
Income (loss) before income taxes and equity in earnings of joint ventures	24,825	(6,705)	(415,601)	(39,693)
Income tax benefit	9,641	10,438	204,971	39,396
Income (loss) before equity in earnings of joint ventures	34,466	3,733	(210,630)	(297)
Equity in earnings of joint ventures	2,507	3,737	12,466	11,351
Net income (loss)	$36,973	$7,470	$(198,164)	$11,054

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.59	$0.18	$(4.57)	$0.31
Diluted	$0.57	$0.17	$(4.57)	$0.29
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	47,720	40,957	43,317	35,927
Diluted	49,975	43,459	43,317	38,246

Net income (loss) allocated to common shareholders	$28,369	$7,470	$(198,164)	$11,054

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(198,164)	$11,054
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	605,105	201,999
Depreciation and amortization	62,912	57,735
Deferred income taxes	(198,352)	(38,822)
Pension and other postretirement benefits	11,677	6,499
Stock-based compensation	12,034	3,765
Excess tax benefits from share-based compensation	(657)	(516)
(Gain) loss on disposal of assets	248	(49)
Non-cash loss on early extinguishment of debt	—	2,461
Purchase of short-term trading securities	(97,532)	(645,909)
Sale of short-term trading securities	348,416	387,182
Undistributed earnings of joint ventures	(12,466)	(11,351)
Changes in operating assets and liabilities:
Accounts receivable – net	(22,403)	13,244
Due from affiliates	(9,771)	9,849
Inventories	(36,119)	(20,990)
Prepaid and other current assets	(389)	(1,988)
Accounts payable – trade	15,266	11,849
Due to affiliates	(215,522)	12,018
Accrued and other current liabilities	(28,523)	(52,289)
Other – net	(5,001)	13,519
Net cash provided by (used in) operating activities	230,759	(40,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(26,738)	(13,693)
Nordural expansion	(53,397)	(79,560)
Investments in and advances to joint ventures	(36,973)	—
Proceeds from sale of property, plant and equipment	47	543
Restricted and other cash deposits	(9,710)	3,744
Net cash used in investing activities	(126,771)	(88,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	30,000
Repayment of long-term debt	—	(349,436)
Repayment of long-term debt – related party	(480,198)	—
Excess tax benefits from shared-based compensation	657	516
Issuance of common stock – net of issuance costs	443,646	417,037
Net cash provided by (used in) financing activities	(35,895)	98,117
NET CHANGE IN CASH	68,093	(31,589)
Cash, beginning of the period	60,962	96,365
Cash, end of the period	$129,055	$64,776

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Nine months ended September 30, 2008 and 2007
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first nine months of 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Equity Offering

In July 2008, we completed a public equity offering of 7,475,000 shares of common stock, which included the exercise of the over-allotment option of 975,000 shares of common stock, at a price of $62.25 per share, raising $465,319 before offering costs.  The offering costs were approximately $24,073, representing underwriting discounts and commissions and offering expenses.

In July 2008, we applied the net proceeds from the equity offering to pay a portion of the deferred cash payment required in connection with the termination of primary aluminum forward financial sales contracts with Glencore International AG (together with its subsidiaries, “Glencore”), described in Note 3 Termination Transaction.

3.	Termination Transaction

In November 2004 and June 2005, we entered into primary aluminum forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively (the “Financial Sales Contracts”).  On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of $730,200 in cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting perpetual preferred stock, convertible into 16,000,000 shares of common stock.

We have given Glencore certain rights with respect to the shares of our common stock into which the preferred stock may be converted.  See Note 7 Shareholders’ Equity for additional information about the convertible preferred stock.  On July 8, 2008, Century paid Glencore $225,000, and issued a note for the deferred settlement amount of $505,200.  On July 16, 2008, we paid approximately $442,000 of the deferred settlement amount using proceeds from an equity offering.  See Note 2 Equity Offering for additional information.  We made a payment on the note of approximately $38,000 in September 2008.  As of September 30, 2008, the remaining principal on the note was $25,000.  See Note 20 Subsequent Events for additional information on the payment of the deferred settlement amount.  The deferred settlement amount is recorded in Due to affiliates with outstanding deferred settlement amounts accruing interest at the rate of LIBOR plus 2.50 percent per annum.  As of September 30, 2008, Glencore beneficially owned, through common stock and preferred stock ownership, approximately 47% economic ownership of Century and 30.2% of our issued and outstanding common stock.  Through April 7, 2009, Glencore may not vote more than 28.5% of our common stock, nor, subject to certain limited exceptions, acquire more than 28.5% of our voting securities.  Any voting securities held by Glencore in excess of that amount during this period will be voted as directed by our Board of Directors.  From April 8, 2009 to January 7, 2010, Glencore may not acquire more than 49% of our voting securities.  Under the terms of this transaction, Glencore also has agreed to forego or restrict certain actions, including unsolicited business combination proposals, tender offers, proxy contests and sales of its common and preferred shares for a limited period of time.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Accounting Treatment of Financial Sales Contracts.  While these Financial Sales Contracts were outstanding, they were marked-to-market on a quarterly basis based on the LME forward market prices for primary aluminum.  Gains or losses were recognized in our consolidated statement of operations and an asset or liability was recognized on our consolidated balance sheet. The Financial Sales Contracts had a fixed volume that was net settled in cash monthly. As the contracts were in a liability position, cash payments were made to our counterparty on a monthly basis which reduced the associated contract liability.

Termination of Financial Sales Contracts.   The termination of these Financial Sales Contracts had a significant impact on our financial statements.  As of July 7, 2008, our Due to affiliates, current and non-current balances, included approximately $1,832,000 of liabilities associated with the outstanding Financial Sales Contracts, with the non-current portion accounting for approximately $1,529,000.

The termination transaction was financed with available cash and short-term investments, issuance of a note to Glencore for a deferred settlement amount and the issuance of non-voting perpetual preferred stock to Glencore.  We applied the net proceeds of an equity offering in July 2008 to pay a portion of the deferred settlement amount. See Note 2 Equity Offering for additional information about this equity offering.  The termination transaction financing was as follows:

Series A Convertible Preferred Stock	$929,480
Deferred settlement amount	505,198
Cash	225,000
Total	$1,659,678
Financial Sales Contracts liability	$1,832,056

Net gain on termination of Financial Sales Contracts, net of $(10,402) transaction costs	$161,976

The value of the preferred stock was based on the closing value of our common stock on the date of the transaction with adjustments for certain costs associated with these instruments borne by holders of the Series A Convertible Preferred Stock.

We recorded a $161,976 gain ($172,378 gain, net of $10,402 transaction costs) on forward contracts relating to the terminated Financial Sales Contracts on our statement of operations in Net loss on forward contracts.

Preferred Stock.   The Series A Convertible Preferred Stock issued in the termination transaction (which is a perpetual preferred stock) is classified as equity on our balance sheet.  See Note 7 Shareholders’ Equity for additional information on the features of the Series A Convertible Preferred Stock.

4.	Investment in Chinese carbon facility

In April 2008, we entered into a joint venture agreement whereby we acquired a 40 percent stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  As of September 30, 2008, we paid approximately $27,600 cash for the investment and transferred approximately $9,400 cash in a loan to BHH in July 2008.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.  Our Statement of Operations for the three and nine months ended September 30, 2008 includes our equity in earnings of joint venture for BHH results of operations for the three months ended June 30, 2008.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

5.	Adoption of SFAS No. 157

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

SFAS No. 157 recognizes three different valuation techniques; the market approach, income approach, and/or cost approach.  Primarily, we use the market and income approaches.  We use the income approach to value our derivative contracts. Valuation techniques used to measure fair value under SFAS No. 157 are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Short-term Investments.  Our short-term investments consist of variable rate demand notes (“VRDN”) and highly-rated municipal bonds.  The VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  The underlying securities are long-term municipal bonds.  The market value of these investments is based upon their quoted market price in markets that are not actively traded.

Derivatives.  Our derivative contracts include natural gas forward financial purchase contracts, foreign currency forward contracts and primary aluminum forward financial sales contracts.  We measure the fair value of these contracts based on the quoted future market prices at the reporting date in their respective principal markets for all available periods.  We discount the expected cash flows from these contracts using a risk-adjusted discount rate.  Prior to the termination of the Financial Sales Contracts, the term of one of our primary aluminum financial sales contracts extended beyond the quoted LME futures market.  We estimated the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the current quoted LME market prices in 2013.  These future market assumptions were significant to the fair value measurements.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Fluctuations in the market prices for our primary aluminum forward financial sales contracts had a significant impact on gains and losses from forward contracts included in our financial statements from period to period.  Unrealized gains and losses for these primary aluminum forward financial sales contracts were included in net gain (loss) on forward contracts.  Our other derivative contracts, natural gas forward financial purchase contracts and foreign currency forward contracts, qualify for cash flow hedge treatment under SFAS No. 133.  The effective portion of these contracts is recorded in other comprehensive income.  The realized gains or losses on these hedges are recorded in the statement of operations in cost of goods sold when the hedged transaction affects earnings.  The ineffective portions of these hedges are recognized immediately in the statement of operations in cost of goods sold.

The following table sets forth by level within the SFAS No. 157 fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis.  As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

Recurring Fair Value Measurements	As of September 30, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$29,285	$—	$29,285
Derivative assets	254	—	—	254
TOTAL	$254	$29,285	$—	$29,539

LIABILITIES:
Derivative liabilities	$(35,382)	—	$(2,318)	$(37,700)

Change in Level 3 Fair Value Measurements during the three months ended September 30, 2008
	Beginning balance July 1, 2008	Total loss (realized/unrealized) included in earnings	Settlements	Ending balance	Amount of total loss included in earnings attributable to the change in unrealized loss relating to liabilities held at September 30, 2008
LIABILITIES:
Derivative liabilities	$(1,614,221)	$(241,026)	$1,852,929	$(2,318)	$240,781

Change in Level 3 Fair Value Measurements during the nine months ended September 30, 2008
	Beginning balance, January 1, 2008	Total loss (realized/unrealized) included in earnings	Settlements	Ending balance	Amount of total loss included in earnings attributable to the change in unrealized loss relating to liabilities held at September 30, 2008
LIABILITIES:
Derivative liabilities	$(1,070,290)	$(892,984)	$1,960,956	$(2,318)	$777,298

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

The net loss on our derivative liabilities is recorded in our statement of operations under Net loss on forward contracts.  Our Level 3 derivative liabilities were included in our Due to affiliates and Due to affiliates – less current portion line items of our consolidated balance sheets.

6.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended September 30,
	2008			2007
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income	$36,973			$7,470
Amount allocated to common shareholders (1)	76.73%			100%
Basic EPS:
Income allocable to common shareholders	28,369	47,720	$0.59	7,470	40,957	$0.18
Effect of Dilutive Securities: Plus:
Options	—	59		—	66
Service-based stock awards	—	76		—	80
Assumed conversion of convertible debt	—	2,120		—	2,356
Convertible preferred shares (2)	—	—		—	—
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$28,369	49,975	$0.57	$7,470	43,459	$0.17

	For the nine months ended September 30,
	2008			2007
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(198,164)			$11,054
Amount allocated to common shareholders (3)	100.0%			100%
Basic EPS:
Income (loss) allocable to common shareholders	(198,164)	43,317	$(4.57)	11,054	35,927	$0.31
Effect of Dilutive Securities: Plus:
Options	—	—		—	60
Service-based stock awards	—	—		—	77
Assumed conversion of convertible debt	—	—		—	2,182
Convertible preferred shares (2)	—	—		—	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(198,164)	43,317	$(4.57)	$11,054	38,246	$0.29

(1)
Amount allocable to common shareholders of 76.73% for the three months ended September 30, 2008 was based on the weighted average common and preferred shares outstanding for the period and determined as follows:  47,720 / (47,720 + 14,472).

(2)	The impact of the assumed conversion of the convertible preferred stock into common stock was antidilutive and not included in the calculation of diluted earnings per share.
(3)
We have not allocated the net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Impact of issuance of Series A Convertible Preferred Stock on EPS

We issued 160,000 shares of Series A Convertible Preferred Stock (convertible into 16,000,000 common shares) as a portion of the consideration for the Financial Sales Contracts termination transaction.  See Note 3 Termination Transaction for additional information.  The preferred stock has similar characteristics of a “participating security” as described by SFAS No. 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”  In accordance with the guidance in SFAS No. 128 and EITF 03-6, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholders consistent with their participation rights, and diluted EPS using the If-Converted Method.

EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  Our preferred stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences.  The dividend rights of our preferred shareholder are equal to our common shareholders, as if it held of the number of common shares into which its shares of preferred stock are convertible into as of the record date.  The liquidation rights of the preferred stock mirror their dividend rights, in that the preferred stock ranks in parity to the common stock in respect of liquidation preference and would be entitled to share ratably with common stock holders in the distribution of assets in a liquidation (as though the preferred stock holders held the number of shares of common stock into which their shares of preferred stock were convertible).  See Note 7 Shareholders’ Equity for additional information about the rights and features of the preferred stock.

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we will not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

For the calculation of basic and diluted EPS for the three and nine months ended September 30, 2008, using the Two-Class Method, we allocated $8,604 and $0, respectively, of our undistributed income (loss) to the convertible preferred stock.  During 2007, there was no preferred stock outstanding and the Two-Class Method was not applied for the comparable periods in 2007.  See reconciliation below:

	Three months ended September 30, 2008			Nine months ended September 30, 2008
	Common stock	Preferred stock	Total	Common stock	Preferred stock	Total
Weighted average shares outstanding	47,720	14,472	62,192	43,317	4,824	48,141
Undistributed earnings (loss)	$28,369	$8,604	$36,973	$(198,164)	—	$(198,164)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Options to purchase 430,434 and 446,288 shares of common stock were outstanding as of September 30, 2008 and 2007, respectively.  For the three months ended September 30, 2008, approximately 108,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  For the nine months ended September 30, 2008, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  Based on the average price for our common stock in the three and nine months ended September 30, 2008, we would have been required to issue approximately 2,120,000 and 2,706,000 shares of common stock, respectively, upon an assumed conversion of our convertible debt.

For the three months ended September 30, 2007, 34,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  For the nine months ended September 30, 2007, approximately 48,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  Based on the average price for our common stock in the three and nine months ended September 30, 2007, we would have been required to issue approximately 2,356,000 and 2,182,000 shares of common stock, respectively, upon an assumed conversion of our convertible debt.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested. However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 77,000 and 83,000 unvested shares of service-based stock outstanding at September 30, 2008 and 2007, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

In April 2008, we instituted changes to the equity compensation program for our directors.  Continuing directors will now receive annual grants of service-based share awards that vest following 12 months of service, rather than an annual stock option award.  New directors will receive a one-time initial award of 1,000 service-based share awards that vest 50% following 12 months of service and 50% following 24 months of service.  These awards are included in our service-based share awards for periods after April 2008.

In April 2008, we instituted changes to our performance share program.  Under the amended performance share plan, a portion of the performance share award will be granted in service-based share awards at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee on the award date and are included in our service-based share awards for periods after April 2008.  Prior to the performance share plan amendments, our goal-based performance share units were not considered common stock equivalents until it became probable that performance goals would be obtained.

7.	Shareholders’ Equity

Common Stock

Our authorized capital stock consists of 100,000,000 shares of common stock, par value $0.01 per share.  As of September 30, 2008, we had 49,048,396 shares of our common stock outstanding.  Approximately 708,000 shares of our common stock are issuable upon exercise of outstanding stock options under our stock option plans, for awards of service-based awards, and performance share units.  We have reserved approximately 3,574,000 shares of our common stock for future issuance under our stock option plans, awards of service-based awards and performance share units, and 15,580,000 shares of our common stock are reserved for future issuance upon conversion of our Series A Convertible Preferred Stock.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.

Preferred Stock

Under our Restated Certificate of Incorporation, our Board of Directors is authorized to issue up to 5,000,000 shares of preferred stock.  Our Board of Directors may issue preferred stock in one or more series and determine for each series the dividend rights, conversion rights, voting rights, redemption rights, liquidation preferences, sinking fund terms and the number of shares constituting that series, as well as the designation thereof.  Depending upon the terms of preferred stock established by our Board of Directors, any or all of the preferred stock could have preference over the common stock with respect to dividends and other distributions and upon the liquidation of Century. In addition, issuance of any shares of preferred stock with voting powers may dilute the voting power of the outstanding common stock.

Series A Convertible Preferred Stock

Shares Authorized and Outstanding.  In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  All shares of Series A Convertible Preferred Stock are held by Glencore and were issued in connection with the termination of the Financial Sales Contracts on July 7, 2008. In July, approximately 4,200 shares of preferred stock were converted into approximately 420,000 shares of common stock.  See the Automatic Conversion section for additional information.  As of September 30, 2008, 155,800 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, were outstanding.

Dividend Rights.   So long as any shares of our Series A Convertible Preferred Stock are outstanding, we may not pay or declare any dividend or make any distribution upon or in respect of our common stock or any other capital stock ranking on a parity with or junior to the Series A Convertible Preferred Stock in respect to dividends or liquidation preference, unless we, at the same time, declare and pay a dividend or distribution on the shares of Series A Convertible Preferred Stock (a) in an amount equal to the amount such holders would receive if they were the holders of the number of shares of our common stock into which their shares of Series A Convertible Preferred Stock are convertible as of the record date fixed for such dividend or distribution, or (b) in the case of a dividend or distribution on other capital stock ranking on a parity with or junior to the Series A Convertible Preferred Stock in such amount and in such form as (based on the determination of holders of a majority of the Series A Convertible Preferred Stock) will preserve, without dilution, the economic position of the Series A Convertible Preferred Stock relative to such other capital stock.

Voting Rights.   The Series A Convertible Preferred Stock has no voting rights for the election of directors or on other matters where the shares of common stock have voting rights.  However, we may not change the powers, preferences or rights given to the Series A Convertible Preferred Stock, or authorize, create or issue any additional shares of Series A Convertible Preferred Stock without the affirmative vote of the holders of a majority of the shares of Series A Convertible Preferred Stock then outstanding (voting separately as a class).

Liquidation Rights.   Upon any liquidation, dissolution or winding-up of Century, the holders of shares of Series A Convertible Preferred Stock are entitled to receive a preferential distribution of $0.01 per share out of the assets available for distribution.  In addition, upon any liquidation, dissolution or winding-up of Century, if our assets are sufficient to make any distribution to the holders of the common stock, then the holders of shares of Series A Convertible Preferred Stock are also entitled to share ratably with the holders of common stock in the distribution of Century’s assets (as though the holders of Series A Convertible Preferred Stock were holders of that number of shares of common stock into which their shares of Series A Convertible Preferred Stock are convertible).  However, the amount of any such distribution will be reduced by the amount of the preferential distribution received by the holders of the Series A Convertible Preferred Stock.

Transfer Restrictions.   Glencore is prohibited from transferring shares of Series A Convertible Preferred Stock to any party other than an affiliate who agrees to become bound by certain agreements associated with these shares.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Automatic Conversion.   The Series A Convertible Preferred Stock automatically converts, without any further act of Century or any holders of Series A Convertible Preferred Stock, into shares of common stock, at a conversion ratio of 100 shares of common stock for each share of Series A Convertible Preferred Stock, upon the occurrence of any of the following automatic conversion events:

•
If we sell or issue shares of common stock or any other stock that votes generally with our common stock, or the occurrence of any other event, including a sale, transfer or other disposition of common stock by Glencore, as a result of which the percentage of voting stock held by Glencore decreases, an amount of Series A Convertible Preferred Stock will convert to common stock to restore Glencore to its previous ownership percentage;

•
If shares of Series A Convertible Preferred Stock are transferred to an entity that is not an affiliate of Glencore, such shares of Series A Convertible Preferred Stock will convert to shares of our common stock, provided that such transfers may only be made pursuant to an effective registration statement;

•
Upon a sale of Series A Convertible Preferred Stock by Glencore in a Rule 144 transaction in which the shares of Series A Convertible Preferred Stock and our common stock issuable upon the conversion thereof are not directed to any purchaser, such shares of Series A Convertible Preferred Stock sold will convert to shares of our common stock; and

•
Immediately prior to and conditioned upon the consummation of a merger, reorganization or consolidation to which we are a party or a sale, abandonment, transfer, lease, license, mortgage, exchange or other disposition of all or substantially all of our property or assets, in one or a series of transactions where, in any such case, all of our common stock would be converted into the right to receive, or exchanged for, cash and/or securities, other than any transaction in which the Series A Convertible Preferred Stock will be redeemed.

In July 2008, our underwriters exercised their over-allotment option in an equity offering which triggered an automatic conversion provision of the preferred stock. Glencore converted approximately 4,200 shares of preferred stock into approximately 420,000 shares of common stock to restore its ownership percentage to the percentage prior to the over-allotment exercise.

Optional Conversion.   Glencore has the option to convert the Series A Convertible Preferred Stock in a tender offer or exchange offer in which a majority of the outstanding shares of our common stock have been tendered by the holders thereof and not duly withdrawn at the expiration time of such tender or exchange offer, so long as the Series A Convertible Preferred Stock is tendered or exchanged in such offer.

Stock Combinations; Adjustments.   If, at any time while the Series A Convertible Preferred Stock is outstanding, Century combines outstanding common stock into a smaller number of shares, then the number of shares of common stock issuable on conversion of each share of Series A Convertible Preferred Stock will be decreased in proportion to such decrease in the aggregate number of shares of common stock outstanding.

Redemptions or Repurchases of Common Stock.   We may not redeem or repurchase our common stock unless we redeem or repurchase, or otherwise make a payment on, a pro rata number of shares of the Series A Convertible Preferred Stock. These restrictions do not apply to our open market repurchases or our repurchases pursuant to our employee benefit plans.

Right of Redemption.   The Series A Convertible Preferred Stock will be redeemed by Century if any of the following events occur (at a redemption price based on the trading price of our common stock prior to the announcement of such event) and Glencore votes its shares of our common stock in opposition to such events:

•
We propose a merger, reorganization or consolidation, sale, abandonment, transfer, lease, license, mortgage, exchange or other disposition of all or substantially all of our property or assets where any of our common stock would be converted into the right to receive, or exchanged for, assets other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable, or

•
We propose to dissolve and wind up and assets other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable are to be distributed to the holders of our common stock.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

8.	Income Taxes

As of September 30, 2008 and December 31, 2007, we had total unrecognized tax benefits (excluding interest) of $26,100 and $40,600, respectively.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate as of September 30, 2008 and December 31, 2007, respectively, are $14,700 and $20,800.

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of September 30, 2008, and December 31, 2007, we had approximately $3,000 and $10,900, respectively, of accrued interest related to unrecognized income tax benefits.

As of July 7, 2008, we had recorded current and long-term deferred tax assets associated with the termination of the Financial Sales Contracts. These deferred tax assets will be amortized through 2015.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions within the United States, and in Iceland.  In connection with an audit conducted by Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We filed an administrative appeal with the IRS with respect to these examinations, and in April 2008, we received notification from the IRS Appeals Office that the Joint Committee had approved the settlement of all issues related to these examinations.  As a result of our settlement of all issues related to this examination, our unrecognized tax benefits were reduced by $20,100 which includes a reduction in accrued interest of $3,300 and recognition of a current tax payable of $16,800 of which $11,247 was paid in the third quarter of 2008 and the remainder is expected to be paid in fourth quarter of 2008.  The statute of limitations for the federal income year 2004 closed September 15, 2008 which resulted in a decrease of $4,000 in our liability of unrecognized tax benefits.  We do not expect any other significant change in the balance of unrecognized tax benefits within the next twelve months.

Our federal income tax returns beginning in 2005 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia completed an income tax examination for 2003 through 2005 with no changes. The majority of our other state returns beginning in 2003 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

During the three and nine months ended September 30, 2008, we recognized $100 and $6,900 tax benefit, respectively, related to the fluctuations in the carrying amount of deferred tax assets as result of a tax law change in West Virginia.

Additionally, during the nine months ended September 30, 2008, we recognized a $10,500 tax benefit related to the decrease in the carrying amount of net deferred tax liabilities as a result of a tax law change in Iceland.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

9.	Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Raw materials	$87,271	$73,926
Work-in-process	24,143	22,201
Finished goods	7,781	7,968
Operating and other supplies	92,060	71,006
Inventories	$211,255	$175,101

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

10.	Goodwill and Intangible Asset

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

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of September 30, 2008, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $119,690.

For the three months ended September 30, 2008 and 2007, amortization expense for the intangible asset totaled $3,769 and $3,498, respectively.  For the nine months ended September 30, 2008 and 2007, amortization expense for the intangible asset totaled $11,307 and $10,493, respectively.  For the year ending December 31, 2008, the estimated aggregate amortization expense for the intangible asset will be approximately $15,076.  The estimated aggregate amortization expense for the intangible asset through the Hawesville power contract’s term is as follows:

	2009	2010
Estimated Amortization Expense	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

11.	Debt

	September 30,	December 31,
	2008	2007
Debt classified as current liabilities:
Deferred settlement – interest payable monthly (variable interest rate) (1)	$25,000	$—
1.75% convertible senior notes due 2024, interest payable semiannually (2)(3)(4)	175,000	175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(5)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (4)(6)	250,000	250,000
Total debt	$457,815	$432,815

(1)
Deferred payment amount from the termination of the Financial Sales Contracts accrues interest at LIBOR plus 2.5% per annum, payable monthly.  Amount is included in Due to affiliates and is classified as a current liability based on the terms of the deferred settlement agreement.  See Note 3 Termination Transaction.

(2)	The convertible notes are classified as current because they are convertible at any time by the holder.
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

(5)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2008 was 8.86%.

(6)
On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of September 30, 2008, we have letters of credit totaling $11,278 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.  We had no outstanding borrowings under the Credit Facility as of September 30, 2008.  As of September 30, 2008, we had a borrowing availability of $88,722 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through September 30, 2008, we have expended approximately $770 on the Hydrocarbon Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

In May 2005, Century and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included also.  Lockheed has tendered indemnity and defense of the case to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.

In July 2005, Century and Vialco and the other defendants timely filed separate motions to dismiss asserting certain affirmative defenses including the statute of limitations.  On October 31, 2008, the district judge issued his ruling on these motions.  The judge denied the defendants' motions to dismiss based on the statute of limitations, but granted the motions as to certain of the Territorial law causes of action.  As to the motions to dismiss, the judge concluded that defendants had not proved the defense based only on the pleadings and did not consider the various exhibits attached to the motions.  Accordingly, this ruling does not foreclose a later finding, after appropriate discovery is conducted, that the statute of limitations applies.

In December 2006, Vialco and the two succeeding owners of the alumina facility were named as defendants in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources of the United States Virgin Islands.  The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and seeks statutory and other unspecified monetary penalties for the alleged violations.  Vialco filed its answer to the complaint asserting factual and affirmative defenses.  The parties are currently engaged in the discovery process.

We intend to defend these lawsuits vigorously and to assert all applicable defenses.  Pursuant to the terms of the asset purchase agreement between Vialco and the purchaser of the facility in 1995, the purchaser assumed responsibility for all costs and other liabilities associated with the bauxite waste disposal facilities, including pre-closure and post-closure liabilities.  At this time, it is impossible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $886 and $790 at September 30, 2008 and December 31, 2007, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

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

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately 70% (339 megawatts (“MW”)) of Hawesville’s current power requirements are at fixed prices.  We acquire the remaining power requirements for Hawesville through a combination of short-term fixed-price contracts and deliveries at the spot market rates.

We are working with Big Rivers and Kenergy on a proposal that would restructure and extend the existing power supply contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2007.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  We expect the transaction to close in early 2009.

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  On April 29, 2008, APCo requested a rate increase to cover the increased cost of fuel and purchased power as well as capital improvements.  The West Virginia Public Service Commission approved an approximate 11% increase in the special contract rate paid by our Ravenswood smelter on June 26, 2008.  The rate increase was effective July 1, 2008.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  We are working with the various constituents in West Virginia to extend the existing agreement that establishes an LME-based cap on the tariff rates.

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

The Nordural facility at Grundartangi, Iceland (“Grundartangi”) purchases power from Landsvirkjun, Hitaveita Suðurnesja hf. (“HS”) and Orkuveita Reykjavíkur (“OR”) under long-term contracts due to expire in 2019, 2026 and 2028. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum, is paid in U.S. dollars and is from hydroelectric and geothermal sources.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

In April 2007 and June 2007, Nordural signed electrical power supply agreements with HS and OR, respectively, for the planned primary aluminum reduction facility in Helguvik, Iceland.  Under the agreements, power will be supplied to the proposed Helguvik facility in stages, beginning with an initial phase of up to 250 MW, which will support production capacity of up to 150,000 mtpy.  HS will provide up to 150 MW in this initial stage, and OR will supply 100 MW.  The agreements provide for a total of 435 MW, which will ultimately provide power for a 250,000 mtpy facility. The agreements are subject to the satisfaction of certain conditions.  We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and weakening commodity prices.

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

13.	Forward Delivery Contracts and Financial Instruments

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
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 49,822 metric tons and 96,807 metric tons of primary aluminum at September 30, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 616 metric tons and 2,818 metric tons of primary aluminum at September 30, 2008 and December 31, 2007, respectively, of which 65 metric tons at September 30, 2008 and none at December 31, 2007 were with Glencore.

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

All of the outstanding primary aluminum financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  As of September 30, 2008, we had no fixed price financial sales contracts outstanding.  See Note 3 Termination Transaction.  We had no fixed price financial contracts to purchase aluminum at September 30, 2008 or December 31, 2007.  Glencore was the counterparty for all of the contracts summarized below:

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	December 31, 2007
	Cash Flow Hedges	Derivatives	Total
2008	9,000	100,200	109,200
2009	—	105,000	105,000
2010	—	105,000	105,000
2011	—	75,000	75,000
2012	—	75,000	75,000
2013-2015	—	225,000	225,000
Total	9,000	685,200	694,200

Forwards and Financial Purchase Agreements

Natural Gas

To mitigate the volatility of the natural gas markets, we enter into fixed-price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	September 30, 2008	December 31, 2007
2008	1,710	1,150
2009	1,590	—
Total	3,300	1,150

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Grundartangi’s labor costs are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project, although we are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and weakening commodity prices.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts.  During 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the ISK associated with a portion of the forecasted operating costs paid in ISK at Grundartangi and for a portion of the forecasted capital expenditures paid in ISK for the Helguvik project.  These forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through September 2009.  The critical terms of the contracts essentially match those of the underlying exposure.  The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion will be reported currently in earnings.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Each month, when we settle the foreign currency forward contracts, the realized gain or loss on our cash flow hedges for Grundartangi operating costs are recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Helguvik capital expenditures are accumulated in other comprehensive income and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.  As of September 30, 2008, accumulated other comprehensive loss included an unrealized loss, net of tax, of $19,819 related to the foreign currency forward contracts.  See Note 20 Subsequent Events for information concerning the unwind of our foreign currency forward contracts.  At September 30, 2008, we had the following foreign currency forward contracts outstanding for ISK:

Foreign Currency Forward Contracts (ISK) as of September 30, 2008:

	2008	2009	Total
Contract amount (millions of ISK)	1,710	9,320	11,030
Average contractual exchange rate (ISK/USD)	82.43	88.57	87.56

Our counterparties for the foreign currency forward contracts require collateral deposits to secure our obligations pursuant to these contracts.  Under certain conditions, we may be required to post additional collateral.  As of September 30, 2008, our collateral deposits for the outstanding forward contracts were approximately $9,700.

Based on the fair value of our financial purchase contracts for natural gas and foreign currency forward contracts that qualify as cash flow hedges as of September 30, 2008, an accumulated other comprehensive loss of $27,102 is expected to be reclassified to earnings over the next 12-month period.

The foreign currency forward and natural gas financial purchase contracts are subject to the risk of counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  Due to the fact that we are in a liability position for almost all of our forward contracts, our counterparty risk is very minimal.  If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

14.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2008	2007
Cash paid for:
Interest	$23,029	$34,058
Income tax (1)	16,620	48,822

Cash received for:
Interest	6,791	6,843
Income tax refunds	—	—

(1)	Includes an $11,247 tax payment to the IRS in the third quarter of 2008 for settlement of an audit issues for the tax years 2000 through 2002. See Note 8 Income Taxes for additional information.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

Non-cash Activities

In July 2008, we issued 160,000 shares of Series A Convertible Preferred Stock in the termination transaction of Financial Sales Contracts.  See Note 3 Termination Transaction for additional information.  We recorded $929,480 for the preferred shares that were issued as part of this transaction.

In July 2008, as part of the consideration for the termination of the Financial Sales Contracts, we agreed to a deferred settlement amount of $505,198 payable to Glencore.  See Note 3 Termination Transaction for additional information.

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

15.	Asset Retirement Obligations

The reconciliation of the changes in the asset retirement obligation is as follows:

	For the nine months ended September 30, 2008	For the year ended December 31, 2007
Beginning balance, ARO liability	$13,586	$12,864
Additional ARO liability incurred	1,605	2,038
ARO liabilities settled	(1,848)	(2,348)
Accretion expense	806	1,032
Ending balance, ARO liability	$14,149	$13,586

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be recognized in the period in which sufficient information exists to estimate their fair value.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

16.	Comprehensive Income (Loss) and Accumulated Other Comprehensive Loss

Comprehensive Income (Loss):
	Nine months ended September 30,
	2008	2007
Net income (loss)	$(198,164)	$11,054
Other comprehensive income (loss):
Net unrealized gain (loss) on financial instruments, net of tax of $7,842 and $198, respectively	(28,032)	8,454
Net losses on cash flow hedges reclassified to income, net of tax of $(2,019) and $(46,833), respectively	4,278	68,626
Net losses on foreign currency cash flow hedges reclassified to income, net of tax of $(71)	461	—
Adjustment of pension and other postretirement benefit plan liabilities, net of tax of $(424) and $(3,289), respectively	1,039	2,839
Comprehensive income (loss)	$(220,418)	$90,973

Components of Accumulated Other Comprehensive Loss:	September 30, 2008	December 31, 2007
Unrealized loss on financial instruments, net of tax of $6,998 and $1,443, respectively	$(23,659)	$(170)
Pension and other postretirement benefit plan liabilities, net of tax of $28,364 and $28,581, respectively	(50,088)	(51,334)
Equity in investee other comprehensive income, net of tax of $276 and $286, respectively (1)	(38)	(27)
	$(73,785)	$(51,531)

(1)
Includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income consists primarily of pension and other postretirement benefit obligations.

17.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$1,201	$1,032	$3,256	$3,165
Interest cost	1,621	1,477	4,724	4,327
Expected return on plan assets	(1,805)	(1,820)	(5,592)	(5,207)
Amortization of prior service cost	181	182	545	546
Amortization of net gain	142	303	400	792
Net periodic benefit cost	$1,340	$1,174	$3,333	$3,623

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Service cost	$1,488	$1,751	$4,771	$5,253
Interest cost	2,758	2,911	8,966	8,733
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(540)	(540)	(1,621)	(1,621)
Amortization of net gain	237	1,284	2,138	3,853
Net periodic benefit cost	$3,943	$5,406	$14,254	$16,218

18.	Recently Issued Accounting Standards

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

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  We are currently assessing the new pronouncement and have not determined what, if any, impact the adoption of SFAS No. 161 will have on our financial statement disclosures.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

19.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014 and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC (collectively, the “Guarantor Subsidiaries”).  The Guarantor Subsidiaries are each 100% owned by Century.  All guarantees are full and unconditional.  All guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively, the “Non-Guarantor Subsidiaries”).  Our policy for financial reporting purposes is to allocate corporate expenses or income to subsidiaries.  For the three months ended September 30, 2008 and 2007, we allocated total corporate expense of $2,189 and $1,940 to our subsidiaries, respectively.  For the nine months ended September 30, 2008 and 2007, we allocated total corporate expense of $10,515 and $6,909 to our subsidiaries, respectively.  Additionally, we allocate all of our net losses on forward contracts to the combined Guarantor Subsidiaries and we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of September 30, 2008 and December 31, 2007, condensed consolidating statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2008 and September 30, 2007 present separate results for Century, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$72,340	$56,715	$—	$129,055
Restricted cash	887	9,696	—	—	10,583
Short-term investments	—	—	29,285	—	29,285
Accounts receivable — net	94,021	21,833	—	—	115,854
Due from affiliates	182,046	8,858	1,398,363	(1,552,804)	36,463
Inventories	155,394	54,620	—	1,241	211,255
Prepaid and other assets	376	29,750	3,149	—	33,275
Deferred taxes — current portion	22,573	—	—	37,726	60,299
Total current assets	455,297	197,097	1,487,512	(1,513,837)	626,069
Investment in subsidiaries	50,465	—	(98,603)	48,138	—
Property, plant and equipment — net	414,682	884,479	1,771	—	1,300,932
Intangible asset — net	36,296	—	—	—	36,296
Goodwill	—	94,844	—	—	94,844
Due from affiliates — less current portion	—	9,353	—	—	9,353
Deferred taxes — less current portion	—	—	935,513	(354,108)	581,405
Other assets	67,446	49,947	18,406	10,119	145,918
Total assets	$1,024,186	$1,235,720	$2,344,599	$(1,809,688)	$2,794,817

Liabilities and shareholders’ equity:
Accounts payable – trade	$61,208	$42,436	$3,264	$—	$106,908
Due to affiliates	819,913	105,860	87,430	(908,900)	104,303
Accrued and other current liabilities	30,226	35,244	20,714	—	86,184
Accrued employee benefits costs — current portion	10,317	—	1,345	—	11,662
Deferred taxes –current portion	—	—	37,423	(37,423)	—
Convertible senior notes	—	—	175,000	—	175,000
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	929,479	183,540	325,176	(946,323)	491,872
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	—	—	14,876	—	14,876
Accrued postretirement benefit costs — less current portion	191,990	—	1,546	—	193,536
Other liabilities/intercompany loan	24,219	634,433	30,915	(636,681)	52,886
Deferred taxes — less current portion	319,994	24,390	—	(274,823)	69,561
Total noncurrent liabilities	536,203	658,823	297,337	(911,504)	580,859
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	490	(72)	490
Additional paid-in capital	297,293	144,371	2,239,005	(441,664)	2,239,005
Accumulated other comprehensive income (loss)	(58,546)	(14,246)	(73,785)	72,792	(73,785)
Retained earnings (accumulated deficit)	(680,303)	263,220	(443,626)	417,083	(443,626)
Total shareholders’ equity	(441,496)	393,357	1,722,086	48,139	1,722,086
Total liabilities and shareholders’ equity	$1,024,186	$1,235,720	$2,344,599	$(1,809,688)	$2,794,817

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$330,725	$96,046	$—	$—	$426,771
Related parties	72,631	52,837	—	—	125,468
	403,356	148,883	—	—	552,239
Cost of goods sold	331,118	98,153	—	985	430,256
Gross profit	72,238	50,730	—	(985)	121,983
Selling, general and administrative expenses	10,975	278	—	—	11,253
Operating income	61,263	50,452	—	(985)	110,730
Interest expense – third party	(6,036)	—	—	—	(6,036)
Interest income (expense) – related parties and affiliates	13,263	(14,407)	—	—	(1,144)
Interest income	747	855	—	—	1,602
Interest income – affiliates	—	146	—	—	146
Net loss on forward contracts	(79,103)	—	—	—	(79,103)
Other expense - net	(204)	(1,166)	—	—	(1,370)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(10,070)	35,880	—	(985)	24,825
Income tax benefit (expense)	10,987	(1,691)	—	345	9,641
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	917	34,189	—	(640)	34,466
Equity earnings (loss) of subsidiaries and joint ventures	6,593	344	36,973	(41,403)	2,507
Net income (loss)	$7,510	$34,533	$36,973	$(42,043)	$36,973

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$272,792	$87,544	$—	$—	$360,336
Related parties	60,914	33,121	—	—	94,035
	333,706	120,665	—	—	454,371
Cost of goods sold	289,544	81,509	—	(1,178)	369,875
Gross profit	44,162	39,156	—	1,178	84,496
Selling, general and administrative expenses	9,689	3,683	—	—	13,372
Operating income	34,473	35,473	—	1,178	71,124
Interest expense – third party	(6,097)	(2)	—	—	(6,099)
Interest income (expense) – affiliates	9,324	(9,324)	—	—	—
Interest income	3,194	248	—	—	3,442
Net loss on forward contracts	(75,041)	—	—	—	(75,041)
Other expense – net	(59)	(72)	—	—	(131)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(34,206)	26,323	—	1,178	(6,705)
Income tax expense (benefit)	13,889	(3,001)	—	(450)	10,438
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(20,317)	23,322	—	728	3,733
Equity earnings (loss) of subsidiaries and joint ventures	6,083	743	7,470	(10,559)	3,737
Net income (loss)	$(14,234)	$24,065	$7,470	$(9,831)	$7,470

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$924,727	$278,969	$—	$—	$1,203,696
Related parties	219,694	145,188	—	—	364,882
	1,144,421	424,157	—	—	1,568,578
Cost of goods sold	908,853	284,982	—	541	1,194,376
Gross profit	235,568	139,175	—	(541)	374,202
Selling, general and administrative expenses	43,061	909	—	—	43,970
Operating income	192,507	138,266	—	(541)	330,232
Interest expense – third party	(18,460)	—	—	—	(18,460)
Interest income (expense) – related parties and affiliates	39,984	(41,128)	—	—	(1,144)
Interest income	4,895	1,522	—	—	6,417
Interest income – affiliates	—	146	—	—	146
Net loss on forward contracts	(731,195)	—	—	—	(731,195)
Other expense - net	(394)	(1,203)	—	—	(1,597)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(512,663)	97,603	—	(541)	(415,601)
Income tax benefit (expense)	210,711	(5,943)	—	203	204,971
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(301,952)	91,660	—	(338)	(210,630)
Equity in earnings (loss) of subsidiaries and joint ventures	20,483	4,295	(198,164)	185,852	12,466
Net income (loss)	$(281,469)	$95,955	$(198,164)	$185,514	$(198,164)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$846,064	$266,008	$—	$—	$1,112,072
Related parties	166,882	87,079	—	—	253,961
	1,012,946	353,087	—	—	1,366,033
Cost of goods sold	830,793	233,930	—	(2,230)	1,062,493
Gross profit	182,153	119,157	—	2,230	303,540
Selling, general and administrative expenses	32,231	8,553	—	—	40,784
Operating income	149,922	110,604	—	2,230	262,756
Interest expense – third party	(18,224)	(8,570)	—	—	(26,794)
Interest income (expense) – affiliates	26,220	(26,220)	—	—	—
Interest income	6,278	1,390	—	—	7,668
Net loss on forward contracts	(279,897)	—	—	—	(279,897)
Other expense – net	(384)	(3,042)	—	—	(3,426)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(116,085)	74,162	—	2,230	(39,693)
Income tax benefit (expense)	48,915	(8,666)	—	(853)	39,396
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(67,170)	65,496	—	1,377	(297)
Equity in earnings (loss) of subsidiaries and joint ventures	17,850	2,184	11,054	(19,737)	11,351
Net income (loss)	$(49,320)	$67,680	$11,054	$(18,360)	$11,054

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$182,626	$48,133	$—	$230,759
Investing activities:
Purchase of property, plant and equipment	(19,381)	(6,346)	(1,011)	(26,738)
Nordural expansion	—	(53,397)	—	(53,397)
Investments in and advances to joint ventures	—	—	(36,973)	(36,973)
Proceeds from sale of property	42	5	—	47
Restricted cash deposits	(14)	(9,696)	—	(9,710)
Net cash used in investing activities	(19,353)	(69,434)	(37,984)	(126,771)
Financing activities:
Repayment of long-term debt – related parties	—	—	(480,198)	(480,198)
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	(163,273)	82,513	80,760	—
Issuance of common stock – net of issuance costs	—	—	443,646	443,646
Net cash provided by (used in) financing activities	(163,273)	82,513	44,865	(35,895)
Net change in cash	—	61,212	6,881	68,093
Cash, beginning of the period	—	11,128	49,834	60,962
Cash, end of the period	$—	$72,340	$56,715	$129,055

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(154,357)	$113,617	$—	$(40,740)
Investing activities:
Purchase of property, plant and equipment	(10,738)	(2,826)	(129)	(13,693)
Nordural expansion	—	(79,560)	—	(79,560)
Proceeds from sale of property	3	540	—	543
Restricted cash deposits	3,744	—	—	3,744
Net cash used in investing activities	(6,991)	(81,846)	(129)	(88,966)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(349,436)	—	(349,436)
Excess tax benefits from share-based compensation	—	—	516	516
Intercompany transactions	161,348	280,500	(441,848)	—
Issuance of common stock – net of issuance costs	—	—	417,037	417,037
Net cash provided by (used in) financing activities	161,348	(38,936)	(24,295)	98,117
Net change in cash	—	(7,165)	(24,424)	(31,589)
Cash, beginning of the period	—	11,866	84,499	96,365
Cash, end of the period	$—	$4,701	$60,075	$64,776

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (UNAUDITED) - continued

20.	Subsequent Events

Unwind of foreign currency forward contracts

During 2008, Century entered into foreign currency forward contracts to hedge our exposure to fluctuations in ISK for our forecasted operations at Grundartangi and capital expenditures for the Helguvik greenfield project.  In October 2008, following the appreciable devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.  This settlement represented all of our remaining foreign currency forward contracts.  We paid our counterparties approximately $30,200, an amount based on the intrinsic values of the contracts as determined by the forward curve on the date of settlement.  See Note 13 Forward Delivery Contracts and Financial Instruments for further information about these forward contracts.

Final payment for deferred settlement agreement made

In October 2008, Century made a $25,000 final principal payment to Glencore for the deferred settlement agreement entered into in connection with the termination of the Financial Sales Contracts.  See Note 3 Termination Transaction for additional information.  We have no further payment obligations to Glencore under the deferred settlement agreement.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words.  These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1, “Financial Statements,” and:

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

•
New legislation, litigation and government regulation, including requirements for reduced emissions of sulfur, nitrogen, carbon, soot or particulate matter and other substances, may adversely impact our business and increase our costs and liabilities in excess of our planned environmental spending;

•	We may not be able to renew or renegotiate existing long-term supply and sale contracts on terms that are favorable to us, or at all;
•
Our Helguvik project and other projects could be subject to cost over-runs and other unanticipated expenses and delays and our ability to continue making capital expenditures for this project is dependent upon obtaining financing from cash flow from operations and from future borrowings;

•	Operating in foreign countries exposes us to political, regulatory, currency and other related risks;
•	Continued deterioration of economic conditions in Iceland could adversely affect our financial position and results of operations;
•	Our indebtedness reduces cash available for other purposes and limits our ability to incur additional debt and pursue our growth strategy;
•	Our proposed Helguvik project is subject to various conditions and risks that may affect our ability to complete the project;
•	Continued consolidation of the metals industry may limit our ability to implement our strategic goals effectively; and
•	Any further reduction in the duty on primary aluminum imports into the European Union would further decrease our revenue at Grundartangi.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Unwind of foreign currency forward contracts

During 2008, Century entered into foreign currency forward contracts to hedge our exposure to fluctuations in the Icelandic krona (“ISK”) for our forecasted operations at Grundartangi and forecasted capital expenditures for the Helguvik greenfield project.  In October 2008, following the appreciable devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.  This settlement encompassed all of our remaining foreign currency forward contracts.  We paid our counterparties approximately $30.2 million, an amount based on the intrinsic values of the contracts as determined by the forward curve on the date of settlement.  See Note 13 Forward Delivery Contracts and Financial Instruments in the Consolidated Financial Statements included herein for further information about these forward contracts.

Final payment for deferred settlement agreement made

In October 2008, Century made a $25 million final principal payment to Glencore in settlement of the deferred settlement agreement entered into in connection with the termination of the primary aluminum forward financial sales contracts.  See Note 3 Termination Transaction in the Consolidated Financial Statements included herein for additional information.  We have no further payment obligations under the deferred settlement agreement.

Century and Glencore terminate forward financial sales contracts; Century issues to Glencore shares of non-voting preferred stock convertible into 16,000,000 shares of common stock

In November 2004 and June 2005, we entered into primary aluminum forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively (the “Financial Sales Contracts”).  On July 7, 2008, Century and Glencore agreed to terminate the Forward Sales Contracts upon the payment by Century to Glencore of $730.2 million in cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, convertible into 16,000,000 shares of common stock.  See Note 3 Termination Transaction in the Consolidated Financial Statements included herein for additional information.  Of the cash payment, Century deferred payment of $505.2 million.  On July 16, 2008, we used the net proceeds from an equity offering to pay $442 million of the deferred settlement amount.  With payments in September and October 2008, of $38 million and $25 million, respectively, Century has fully paid the deferred settlement amount.  While outstanding, the deferred settlement amount accrued interest at the rate of LIBOR plus 2.50 percent per annum.

Equity Offering

On July 16, 2008, we completed a public equity offering of 7,475,000 shares of common stock, which included the exercise of the over-allotment option of 975,000 shares of common stock, at a price of $62.25 per share, raising approximately $442 million in net proceeds (after underwriting discounts and commissions of approximately $23 million).  On July 16, 2008, we used the net proceeds from the equity offering to pay a portion of the deferred cash payment required in connection with the termination of the Financial Sales Contracts with Glencore.

Increase in electrical power tariff rates in West Virginia

On June 26, 2008, the West Virginia Public Service Commission approved an 11% increase in the special contract rate paid by our Ravenswood smelter.  The rate increase is effective July 1, 2008.  See Note 12 Commitments and Contingencies in the Consolidated Financial Statements included herein for additional information.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net sales:
Third-party customers	$426,771	$360,336	$1,203,696	$1,112,072
Related parties	125,468	94,035	364,882	253,961
Total	$552,239	$454,371	$1,568,578	$1,366,033

Gross profit	$121,983	$84,496	$374,202	$303,540

Net income (loss)	$36,973	$7,470	$(198,164)	$11,054
Net income (loss) allocated to common shareholders	$28,369	$7,470	$(198,164)	$11,054

Earnings (loss) per common share:
Basic	$0.59	$0.18	$(4.57)	$0.31
Diluted	$0.57	$0.17	$(4.57)	$0.29

Shipments – primary aluminum (thousands of pounds):
Direct	298,065	296,509	881,502	878,670
Toll	150,835	134,583	444,602	375,345
Total	448,900	431,092	1,326,104	1,254,015

Net Sales (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$552.2	$454.4	$97.8	21.5%
Nine months ended September 30,	$1,568.6	$1,366.0	$202.6	14.8%

Higher price realizations for primary aluminum in the three months ended September 30, 2008, due to increased LME prices for primary aluminum, resulted in an $81.0 million sales increase.  In addition to the higher price realizations, increased sales volume contributed $16.8 million to the net sales increase.  Toll shipments increased 16.3 million pounds from the same period in 2007 due to the additional Grundartangi expansion capacity that came on-stream during 2007, with direct shipments increasing 1.6 million pounds from the same period in 2007.

Higher price realizations for primary aluminum in the nine months ended September 30, 2008, due to increased LME prices for primary aluminum, resulted in a $133.1 million sales increase.  In addition to the higher price realizations, increased sales volume contributed $69.5 million to the net sales increase.  Toll shipments increased 69.3 million pounds from the same period in 2007 due to the additional Grundartangi expansion capacity that came on-stream during 2007, with direct shipments increasing 2.8 million pounds from the same period in 2007.

Gross Profit (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$122.0	$84.5	$37.5	44.4%
Nine months ended September 30,	$374.2	$303.5	$70.7	23.3%

During the three months ended September 30, 2008, increased price realizations, net of LME-based alumina cost and LME-based power cost increases, improved gross profit by $69.7 million. Increased shipment volume contributed $6.7 million in additional gross profit. In addition, we experienced $38.9 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $5.7 million; increased costs for materials, supplies and maintenance, $17.5 million; increased costs associated with Gramercy supplied alumina, $13.9 million; increased net amortization and depreciation charges, primarily at Grundartangi, $1.2 million; and other spending increases, $0.6 million.

During the nine months ended September 30, 2008, increased price realizations, net of LME-based alumina cost and LME-based power cost increases, improved gross profit by $108.8 million. Increased shipment volume contributed $27.9 million in additional gross profit. In addition, we experienced $66.0 million in net cost increases comprised of: increased power and natural gas costs at our U.S. smelters, $16.8 million; increased costs for materials, supplies and maintenance, $31.8 million; increased costs associated with Gramercy supplied alumina, $9.4 million; increased net amortization and depreciation charges, primarily at Grundartangi, $4.9 million; and other spending increases, $3.1 million.

Selling, general and administrative expenses (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$11.3	$13.4	$(2.1)	(15.9)%
Nine months ended September 30,	$44.0	$40.8	$3.2	7.8%

The decrease in selling, general and administrative expenses for the three months ended September 30, 2008 was primarily due to the absence of spending that occurred in 2007 to support the Helguvik project.

The increase in selling, general and administrative expenses for the nine months ended September 30, 2008 was primarily due to costs associated with our long term incentive program.  An increase in our common stock price, a change in estimate of future costs and changes in plan design contributed to the increased costs.  These increased costs were partially offset by the absence of the Grundartangi expansion project related spending in 2008.

Interest expense (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$(6.0)	$(6.1)	$0.1	(1.0)%
Nine months ended September 30,	$(18.5)	$(26.8)	$8.3	(31.1)%

The decrease in interest expense for the nine months ended September 30, 2008 from the same period in 2007 was due to the repayment of the Nordural debt in 2007.

Interest income (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$1.6	$3.4	$(1.8)	(53.5)%
Nine months ended September 30,	$6.4	$7.7	$(1.3)	(16.3)%

The decrease in interest income for the three months ended September 30, 2008 from the same period in 2007 was the result of lower average cash and short-term investment balances and lower interest rates during the 2008 period.  The decrease in interest income for the nine months ended September 30, 2008 from the same period in 2007 results from lower interest rates during the 2008 period.

Net loss on forward contracts (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$(79.1)	$(75.0)	$(4.1)	5.4%
Nine months ended September 30,	$(731.2)	$(279.9)	$(451.3)	161.2%

In July 2008, we terminated the Financial Sales Contracts, recording a gain of $162.0 million ($172.4 million, net of $10.4 million in transaction costs) upon settlement of the contracts and a mark-to-market loss of $241.0 million due to the change in value from June 30, 2008 to the date of settlement.

The loss on forward contracts for the three months ended September 30, 2007, and the nine months ended September 30, 2008 and 2007 were a result of mark-to-market adjustments associated with our long term financial sales contracts that did not qualify for cash flow hedge accounting.  The cash settlements of primary aluminum forward financial sales contracts that did not qualify for cash flow hedge treatment for the three months ended September 30, 2008 and September 30, 2007 were $20.6 million and $23.3 million, respectively.  Cash settlements of primary aluminum forward financial sales contracts that did not qualify for cash flow hedge treatment for the nine months ended September 30, 2008 and 2007 were $115.0 million and $78.2 million, respectively.

Income tax benefit (in millions)	2008	2007	$ Difference	% Difference
Three months ended September 30,	$9.6	$10.4	$(0.8)	$(7.7)%
Nine months ended September 30,	$205.0	$39.4	$165.6	420.2%

The changes in the income tax benefit for the three and nine months ended September 30, 2008 and 2007 were primarily a result of the changes in pre-tax losses.  In addition, we recorded non-recurring tax benefits of $3.3 million and $15.9 million for the three and nine months ended September 30, 2008, respectively.

Liquidity and Capital Resources

Our statements of cash flows for the nine months ended September 30, 2008 and 2007 are summarized below:

	Nine months ended September 30,
	2008	2007
	(dollars in thousands)
Net cash provided by (used in) operating activities	$230,759	$(40,740)
Net cash used in investing activities	(126,771)	(88,966)
Net cash provided by (used in) financing activities	(35,895)	98,117
Net change in cash and cash equivalents	$68,093	$(31,589)

Net cash provided by operating activities in the first nine months of 2008 was $230.8 million primarily due to cash from operations, the net sale of short-term investments and net of changes in deferred taxes, operating liabilities and assets due to the termination of the Financial Sales Contracts.

Net cash used in operating activities in the nine months ended September 30, 2007 was $40.7 million, which included a net $258.7 million use of cash for the purchase of short-term investments.

Our net cash used in investing activities for the nine months ended September 30, 2008 was $126.8 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $26.7 million, and $53.4 million primarily for the Helguvik project.  In addition, we made payments of $37.0 million for an investment in a joint venture in China, of which $9.4 million is a note payable.  The remaining net cash used in investing activities consisted of restricted cash deposits placed in connection with our foreign currency forward contracts.

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

Net cash used in financing activities during the nine months ended September 30, 2008 was $35.9 million.  We made a series of payments totaling $480.2 million under the deferred settlement agreement entered into in connection with the termination of the Financial Sales Contracts.  We received net proceeds from the issuance of common stock of $441.2 million related to our equity offering in July 2008.  In addition, we received $2.4 million from the exercise of stock options, and recognized excess tax benefits from share-based compensation of $0.7 million.

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

Liquidity

Our principal sources of liquidity are cash flow from operations and available borrowings under our revolving credit facility.  The weakening global economy has led to a significant deterioration in the price for aluminum as determined on the LME, thus decreasing our cash flow from operations.  In addition, recent global financial and credit market disruptions have impacted certain lending institutions’ ability or willingness to fund their lending commitments.   While we believe the lenders under our revolving credit facility would be able and willing to fund their respective commitments were we to draw on this facility, we continue to monitor the situation closely.  Further, the decrease in credit available to businesses generally could impact one or several of our customers’ ability to pay us on a timely basis consistent with our agreed terms; to date, we have experienced no significant issues relating to our customers’ willingness or ability to pay us in a timely manner.  Based upon current and forward aluminum prices and current credit market conditions, we believe our cash flow from operations and available borrowings under our revolving credit facility will be sufficient to meet our near-term working capital needs.  Additional declines in aluminum prices, coupled with an inability to access funding under our revolving credit facility, would require us to seek alternate means of near-term liquidity.  We will consistently monitor and assess the changing environment.

We have not determined the sources of funding for our long-term capital and debt repayment requirements; however, we believe that our cash flow from operations, available borrowings under our revolving credit facility and, to the extent necessary and/or economically attractive, future financial market activities, will be adequate to address our long-term liquidity requirements.  Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital, income taxes and other general corporate requirements.

In October 2008, Iceland essentially nationalized its three major banks.  The majority of our cash balances in excess of amounts required to fund working capital requirements in Iceland are currently held in financial institutions outside of Iceland.  Funds held in Iceland have been guaranteed by the government of Iceland.

As of September 30, 2008, we had borrowing availability of $88.7 million under our revolving credit facility.  We could issue up to a maximum of $25.0 million in letters of credit under the revolving credit facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar for dollar basis.  We have issued letters of credit totaling $11.3 million and had no outstanding borrowings under the revolving credit facility as of September 30, 2008.

As of September 30, 2008, we had $457.8 million of indebtedness outstanding, including $175.0 million under our 1.75% convertible senior notes, $250.0 million under our 7.5% senior notes, $25.0 million under a deferred settlement agreement with Glencore entered into in connection with the termination of the Financial Sales Contracts and $7.8 million under our industrial revenue bonds.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 11 Debt to the Consolidated Financial Statements included herein.

On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of $730.2 million in cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, convertible into 16,000,000 shares of common stock.  In July 2008, we raised approximately $441 million in net proceeds after completing a public equity offering and used the net proceeds from the equity offering to pay a portion of the deferred portion of the cash payment required in connection with the termination of the Financial Sales Contracts with Glencore.  See Note 3 Termination Transaction and Note 2 Equity Offering in the Consolidated Financial Statements included herein for more information.

Foreign Currency Forward Contracts.  During 2008, we entered into forward contracts to hedge our foreign currency risk associated with a portion of the forecasted operating costs paid in ISK at Grundartangi and for the forecasted capital expenditures to be paid in ISK for the Helguvik greenfield project.  The forward contracts, which were designated as cash flow hedges and qualified for hedge accounting under SFAS No.133, had maturities through September 2009.  The critical terms of the contracts essentially matched those of the underlying exposure.

Our counterparties for these forward contracts required collateral deposits to secure our obligations pursuant to these contracts.  As of September 30, 2008, our collateral deposits under these contracts were approximately $9.7 million.

As of September 30, 2008, accumulated other comprehensive loss included an unrealized loss, net of tax, of $19.8 million related to these foreign currency forward contracts.

In October 2008, we reached an agreement with our counterparties and settled the foreign currency forward contracts that extended through September 2009.  We paid our counterparties approximately $30.2 million, an amount based on the intrinsic values of the contract as determined by the forward curve for the date of settlement.  See Note 20 Subsequent Events and Note 13 Forward Delivery Contracts and Financial Instruments in the Consolidated Financial Statements included herein for additional information.

Capital Resources

Capital expenditures for the nine months ended September 30, 2008 were $80.1 million, of which $53.4 million was primarily related to the Helguvik project, with the balance principally related to maintaining production equipment, improving facilities and complying with environmental requirements.  In light of the current global financial and economic conditions, we are reviewing our capital plans and reducing, stopping or deferring all non-critical capital expenditures in our North American facilities and our Grundartangi smelter.  We expect to incur approximately $100 million in capital expenditures for the proposed Helguvik greenfield project in 2008.  We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and weakening commodity prices.  During this evaluation process, we have significantly reduced spending on the project.

Other Contingencies

Century’s income tax returns are periodically examined by various tax authorities.  In connection with an audit conducted by the Internal Revenue Service ("IRS") for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We have reached an agreement with the IRS with respect to those issues which has been approved by the Joint Committee on Taxation.  We made an $11.2 million tax payment to the IRS in the third quarter of 2008 and paid the interest amount of $5.2 million to the IRS in the fourth quarter of 2008.  See Note 8 Income Taxes in the Consolidated Financial Statements included herein for additional information.

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, which are described in the Primary Aluminum Sales Contracts table in Note 13 of the Consolidated Financial Statements included herein, we had forward delivery contracts to sell 49,822 metric tons and 96,807 metric tons of primary aluminum at September 30, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 616 metric tons and 2,818 metric tons of primary aluminum at September 30, 2008 and December 31, 2007, respectively, of which 65 metric tons at September 30, 2008 were with Glencore (we had no fixed priced forward delivery contracts with Glencore at December 31, 2007).

All of the outstanding primary aluminum financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  See Note 3 Termination Transaction in the Consolidated Financial Statements included herein.  We had no fixed price financial contracts to purchase aluminum at September 30, 2008 or December 31, 2007.

Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	December 31, 2007
	Cash Flow Hedges	Derivatives	Total
2008	9,000	100,200	109,200
2009	—	105,000	105,000
2010	—	105,000	105,000
2011	—	75,000	75,000
2012	—	75,000	75,000
2013-2015	—	225,000	225,000
Total	9,000	685,200	694,200

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	September 30, 2008	December 31, 2007
2008	1,710	1,150
2009	1,590	—
Total	3,300	1,150

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $2.0 million after tax on accumulated other comprehensive loss for the period ended September 30, 2008 as a result of the forward natural gas financial purchase contracts outstanding at September 30, 2008.

Exchange Rate Sensitivity

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Grundartangi’s labor costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project.  We expect significant portions of the capital expenditures for the Helguvik project will be denominated in currencies other than the U.S. dollar.

During the nine months ended September 30, 2008, we managed our exposure by entering into foreign currency forward contracts that settle monthly.  We reviewed the forecasted transactions and projected cash flows for each currency in future periods.  The functional currency cash flow variability associated with forecasted transactions was considered a cash-flow hedge.  The effective portion of the forward contracts gain or loss was reported in other comprehensive income, and the ineffective portion was reported currently in earnings only to the extent the cumulative change in the fair value of the derivative instrument exceeds the cumulative change in the expected future cash flows on the hedged transaction.  Realized gains and losses are reclassified into earnings when the hedged transaction affects earnings.

During 2008, Century entered into foreign currency forward contracts to hedge our exposure to fluctuations in the ISK for our forecasted operations at Grundartangi and capital expenditures for the Helguvik greenfield project.  In October 2008, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.  This settlement represented all of our remaining foreign currency forward contracts.  We paid our counterparties approximately $30.2 million, an amount based on the intrinsic values of the contracts based on the forward curve on the date of settlement.  See Note 13 Forward Delivery Contracts and Financial Instruments in the Consolidated Financial Statements included herein for further information about these forward contracts.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

Our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum.  These contracts hedge approximately 10% of our production.  As of September 30, 2008, approximately 23% of our production for the remainder of 2008 is hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed-price forward physical delivery contracts.

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

Grundartangi is exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar relative to the euro and the ISK.  Grundartangi’s revenues and power costs are based on the LME price for primary aluminum, which is denominated in U.S. dollars.  There is no currency risk associated with these contracts.  However, Grundartangi’s labor and certain other operating costs are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

Subprime and Related Risks

Recently, asset-backed securities related to subprime consumer mortgages experienced a significant increase in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We believe that approximately 2.8% of our pension assets are invested in various subprime investments.  The approximate value of these assets at September 30, 2008 was $2.0 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense and may increase future funding requirements as these losses are amortized over the service life of the participants.

At September 30, 2008, we had approximately $29.3 million invested in short-term investments, with approximately $14.5 in variable rate demand notes (“VRDN”) and the remainder in highly-rated municipal bonds.  Underlying the VRDNs are tax-exempt municipal bonds that are purchased from a remarketing agent.  We may put the notes to the remarketing agent whenever the rates are reset, usually upon seven days’ notice.  While the underlying securities are long-term municipal bonds, the ability to put the notes to the remarketing agent upon short notice provides liquidity.

There are two main risks associated with investments in VRDNs.  The primary risk is that the remarketing agent may not be able to repurchase the notes, in which case we would have investments in long-term municipal bonds and we would lose significant liquidity.  The second risk is a default of the underlying securities.  We only invest in highly-rated municipal bonds (at September 30, 2008, our portfolio of investments was rated investment grade by Standard & Poor’s) and we diversify our investment portfolio.  A hypothetical default in our largest position at September 30, 2008 would result in a loss of approximately $14.5 million.

Our other financial instruments are cash and cash equivalents, including cash in bank accounts, other highly rated liquid money market investments and government securities which are classified as cash equivalents.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

b. Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2008, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A.  Risk Factors

The risk factors presented below update and should be considered in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

A continuation or worsening of global financial and economic conditions could adversely impact our financial position and results of operations.

The recent global financial and credit market disruptions have reduced the availability of liquidity and credit generally necessary to fund expansion of global economic activity.  The shortage of liquidity and credit, combined with recent substantial reductions in asset values, could lead to an extended worldwide economic recession. A general slowdown in economic activity caused by a recession would adversely affect our business, as the need for our products would be reduced and the price of our product, all other things being equal, would fall.  A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale or our suppliers’ ability to perform their commitments to us and could have a material adverse impact on our financial position, results of operations and cash flows.

Further declines in aluminum prices would adversely affect our financial position and results of operations and could result in suspension of operations at one or more of our facilities if alternate sources of liquidity are not available.

The price of aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction and the level of global inventories.  During recent months, there has been a significant decline as well as substantial volatility in aluminum prices, due at least in part to the deteriorating global economic environment.  Any decline in aluminum prices adversely affects our business, our financial position, our results of operations and our cash flows.  Sustained depressed prices for aluminum could have a material adverse impact on our financial position, results of operations and cash flows.  The price we realize for our products is primarily set on the London Metal Exchange; we have no ability to influence this price.  If the price we realize for our products is below our cost of production, we would have to rely on other sources of liquidity to fund our operations.  If we were unable to access such alternate forms of liquidity, we could be forced to suspend operations at one or more of our facilities.  Such a suspension would require cash expenditure which we might not be able to fund.  There can be no assurances that in these current market conditions we will be able to secure the required alternative sources of liquidity to fund our operations.

 Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects may be limited due to the deterioration of these markets.

Although we currently generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements over the long-term could, depending upon the future price for aluminum (over which we have no control) and our future capital programs (over which we have control), require substantial liquidity and access to sources of funds, including capital and credit markets.  Changes in global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  Current conditions have made, and will likely continue to make, it difficult to obtain new funding for our operating and capital needs, if required, from the credit and capital markets.  In particular, the cost of raising money in the debt and equity capital markets has increased, while the availability of funds from those markets has diminished. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining funding from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.  An inability to access capital and credit markets may have an adverse effect on our results of operations and financial position.

We currently have an available revolving credit facility from a group of banks which we can use to manage working capital needs; we have not borrowed under this credit facility since June 2006.  Due to the recent downturn in the financial markets, including the issues surrounding the solvency of many institutional lenders and the recent failure of several banks, we may be unable to utilize the full borrowing capacity under our credit facility if any of the committed lenders is unable or unwilling to fund their respective portion of any funding request we make under our credit facility.

Due to these factors, we cannot be certain that funding for our operating or capital needs will be available from the credit and capital markets if needed and to the extent required, or on acceptable terms.  If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures, or fund operations, any of which could have a material adverse effect on our revenues and results of operations.

The recent turmoil in the financial markets could have other adverse effects on our results.

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  If capital markets remain depressed, pension fund balances would remain reduced and additional cash contributions to the pension funds would be required.

If economic conditions in Iceland continue to deteriorate, our financial position and results of operations could be adversely impacted.

Approximately one-third of our existing primary aluminum production capacity is located in Iceland.  In addition, our most significant new growth activity is centered in Iceland.  In order to operate our business and pursue our growth activities, we maintain cash management accounts in Iceland with Icelandic banks.  The three major Icelandic banks were essentially nationalized during the third quarter of 2008.  As a result of concern about the stability of the Icelandic financial markets, foreign currency operations in Iceland have become more challenging.  For example, the Icelandic government is restricting the free transfer of funds outside of Iceland.  While we currently maintain the vast majority of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements.  In addition, as payables become due in Iceland, funds must transfer through the Icelandic banking system.  The Icelandic government has fully guaranteed all of the accounts in the Icelandic banks.  However, if economic conditions in Iceland continue to deteriorate, and counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to pay vendors, process payroll and receive payments could be adversely impacted.  In addition, the collapse of the Icelandic banking system, combined with other factors, has resulted in a significant deterioration in the general economic conditions in the country.  While our business is currently operating without significant difficulties, further impacts, if any, are uncertain and cannot be estimated at this time.

Our planned construction and development activities require substantial capital. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could delay or curtail our planned construction projects.

We have made and continue making capital expenditures for the construction and development of our new Helguvik smelter project. We intend to finance our future capital expenditures from our cash flow from operations and from future borrowings.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, poor economic conditions, unfavorable interest rates or our financial condition or credit rating at the time. If additional capital resources are unavailable, we may curtail construction and development activities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock to Glencore in connection with the termination of the Financial Sales Contracts on July 8, 2008 in a private offering exempt from registration under Section 4(2) of the Securities Act of 1933.  See our Current Report on Form 8-K filed on July 8, 2008.

Item 6.  Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.1	Termination Agreement, between Century Aluminum Company and Glencore, Ltd., dated July 7, 2008	8-K	000-27918	July 8, 2008
10.2	Stock Purchase Agreement, between Century Aluminum Company and Glencore Investment Pty Ltd, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.3	Standstill and Governance Agreement, between Century Aluminum Company and Glencore AG, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.4	Registration Rights Agreement, between Century Aluminum Company and Glencore Investment Pty Ltd, dated July 7, 2008	8-K	000-27918	July 8, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 10, 2008	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	November 10, 2008	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.1	Termination Agreement, between Century Aluminum Company and Glencore, Ltd., dated July 7, 2008	8-K	000-27918	July 8, 2008
10.2	Stock Purchase Agreement, between Century Aluminum Company and Glencore Investment Pty Ltd, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.3	Standstill and Governance Agreement, between Century Aluminum Company and Glencore AG, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.4	Registration Rights Agreement, between Century Aluminum Company and Glencore Investment Pty Ltd, dated July 7, 2008	8-K	000-27918	July 8, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X