Form 10-K
period 2008-12-31
CENTURY ALUMINUM CO
filed 2009-03-02
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27918

CENTURY ALUMINUM COMPANY

(Exact name of registrant as specified in its charter)
Delaware	13-3070826
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

2511 Garden Road	93940
Building A, Suite 200	(Zip Code)
Monterey, California
(Address of registrant’s principal offices)

Registrant’s telephone number, including area code:  (831) 642-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2008, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1,952,000,000.  As of February 20, 2009, 73,556,562 shares of common stock of the registrant were issued and outstanding.

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

PART I

Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” “will,” “scheduled,” “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” including further declines in the price of aluminum, additional curtailment of certain of our operations, the possible need for alternate liquidity sources, the continuation or worsening of global financial and economic conditions, our ability to access the credit and capital markets, further reductions in our selling, general and administrative expenses, our ability to meet pension funding obligations, deterioration of economic and political conditions in Iceland, further volatility in our stock price, our planned construction and development activities, including our Helguvik site, debt servicing requirements, year-end and possible future asset write downs, changes in our credit ratings, costs to curtail unprofitable operations, our ability to close a new long-term power contract at Hawesville and receipt of federal tax refunds.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those expected, estimated or projected. The risks described herein in Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” should be considered when reading any forward-looking statements in this document.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this Form 10-K. However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations, and you should not place undue reliance on these forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, you are advised to consult any additional disclosures we make in our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K filed with the SEC.  See Item 1, “Business - Available Information.”

Item 1. Business

Overview

We produce primary aluminum.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (“LME”).  Our primary aluminum facilities produce value-added and standard-grade primary aluminum products.  In 2004, we acquired Grundartangi, an Icelandic primary aluminum facility which became our first production facility located outside of the United States. We produced approximately 804,000 metric tons of primary aluminum in 2008 with net sales of approximately $2.0 billion.  Our current primary aluminum production capacity is 785,000 metric tons per year (“mtpy”).  We have begun construction on a primary aluminum facility in Helguvik, Iceland and have curtailed operations at our Ravenswood, West Virginia facility.  We are currently evaluating the Helguvik project’s cost, scope and schedule in light of global economic conditions and weakening commodity prices.  During the evaluation, we have significantly reduced spending on the project.

In addition to our primary aluminum assets, we have 50% joint venture interests in the Gramercy alumina refinery, located in Gramercy, Louisiana and a related bauxite mining operation in Jamaica and a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The Gramercy refinery supplies substantially all of the alumina used for the production of primary aluminum at our Hawesville, Kentucky facility, assuming Gramercy and Hawesville operate at full capacity.  The BHH facility has annual anode production capacity of 180,000 metric tons and an annual cathode production capacity of 20,000 metric tons and supplies a portion of the anodes used in our Grundartangi facility.

Primary Aluminum Facilities:

Facility	Location	Operational	Capacity (mtpy)	Ownership Percent
Grundartangi	Grundartangi, Iceland	1998	260,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	244,000	100%
Ravenswood(1)	Ravenswood, West Virginia, USA	1957	170,000	100%
Mt. Holly (2)	Mt. Holly, South Carolina, USA	1980	224,000	49.7%

(1)	On February 20, 2009, we curtailed all operations at the Ravenswood facility until economic conditions warrant the possibility of restarting.
(2)	Alcoa holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s capacity is approximately 111,000 mtpy.

Joint Venture Facilities:

Facility	Location	Type	Capacity	Ownership Percent
Gramercy (1)	Gramercy, Louisiana, USA	Alumina refinery	1.2 million mtpy	50%
St. Ann Limited (2)	St. Ann, Jamaica	Bauxite	4.5 million mtpy	50%
Baise Haohai Carbon Co., Ltd (3)	Guangxi Zhuang, China	Carbon anode and cathode	180,000 mtpy anode; 20,000 mtpy cathode	40%

(1)	Gramercy is currently operating at a reduced capacity of 700,000 mtpy.
(2)	The Government of Jamaica has granted St. Ann Bauxite Limited (“SABL”) rights to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030.
(3)	BHH is currently operating at 50% of its rated capacity due to the reduced operations of its main customer in China.

Our long-term strategic objectives are to: (i) expand our primary aluminum business by investing in or acquiring additional capacity that offers favorable returns and lowers our per unit production costs;  (ii) further diversify our geographic presence; and, (iii) pursue upstream opportunities in bauxite mining, alumina refining and the production of other key raw materials.  The following table shows our primary aluminum shipment volumes since 2004.

PRIMARY ALUMINUM SHIPMENTS (in thousands of metric tons):
	Shipments from U.S. Operations	Shipments from Iceland Operations	TOTAL
2004	535	63	598
2005	523	93	616
2006	523	157	680
2007	532	235	767
2008	532	272	804

Since 2004, our growth activities have included:

●	acquiring the Grundartangi facility (“Grundartangi”) in April 2004;
●	acquiring a 50% joint venture in the Gramercy facility (“Gramercy”), our first alumina refining facility, together with related bauxite mining assets in October 2004, and;
●	expanding Grundartangi’s production capacity to 260,000 mtpy of primary aluminum (from 90,000 mtpy at the time of our acquisition), and;
●	acquiring a 40% joint venture in the Baise Haohai Carbon Co. Ltd., a carbon anode and cathode facility and our first investment in China in April 2008.

Recent Developments

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

Our Hawesville and Ravenswood plants are each located adjacent to their largest customer.  This location allows the plants to deliver a portion of their production in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. Our Hawesville plant also has a competitive advantage due to its ability to produce the high purity aluminum needed by its largest customer for the manufacture of electrical transmission lines. On February 20, 2009, we curtailed all operations at the Ravenswood facility until economic conditions warrant the possibility of restarting.

Customer Base

In 2008, we derived approximately 76% of our consolidated sales from our four major customers: Southwire, Alcan, Glencore and BHP Billiton.  Additional information about the revenues and percentage of sales to these major customers is available in Note 22 of the Consolidated Financial Statements included herein.  We currently have primary aluminum sales or tolling contracts with each of these customers.  More information about these contracts is available under “Long-term Primary Aluminum Sales Contracts” in Note 18 of the Consolidated Financial Statements included herein.

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, primary aluminum.  Additional information about our primary aluminum segment and certain geographic information is available in Note 22 to the Consolidated Financial Statements included herein.  For a description of certain risks attendant to our operations, see Item 1A, “Risk Factors.”

Energy, Key Supplies and Raw Materials

We consume the following key supplies and raw materials in the primary aluminum reduction process:

●	electricity	●	carbon anodes	●	silicon carbide
●	alumina	●	cathode blocks	●	caustic soda
●	aluminum fluoride	●	liquid pitch	●	calcined petroleum coke
●	natural gas

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75% of our 2008 cost of goods sold.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks attendant to our raw material supplies and labor, see Item 1A, “Risk Factors.”

Key Long-term Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi does not have alumina supply agreements because this facility tolls alumina provided by BHP Billiton, Hydro and Glencore into primary aluminum.

Facility	Supplier	Term	Pricing
Mt. Holly	Trafigura	Through December 31, 2013	Variable, LME-based
Hawesville	Gramercy Alumina	Through December 31, 2010	Variable, Cost-based
Ravenswood (1)	Glencore	Through December 31, 2009	Variable, LME-based
Various	Glencore	January 1, 2010 through December 31, 2014	Variable, LME-based

(1)
If we are unable to use the contracted alumina in our other operations or sell the alumina at prices consistent with our contract costs, we could incur significant losses under these contracts.  As a result of the Ravenswood curtailment, we expect to incur cash losses of approximately $15 to $20 million in 2009 associated with the sale of excess alumina that will be received under this alumina supply agreement.  This estimate is based on current alumina contract pricing which is indexed to LME prices for primary aluminum, our estimate of spot alumina prices and the forecasted internal use of a portion of this material in our other smelting operations.

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process.  In addition to the contracts listed below, we have entered into long-term power supply agreements to supply power for the Helguvik project.  These contracts, described in Note 17 to the Consolidated Financial Statements included herein, are subject to various conditions.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)(2)	Appalachian Power Company	Through June 30, 2009	Based on published tariff, with provisions for pricing based on the LME price for primary aluminum
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010
Hawesville (3)	Kenergy	Through December 31, 2010	Fixed price through 2010
Grundartangi	Landsvirkjun	Through 2019 - 2029	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur
HS Orka hf.

(1)
On February 20, 2009, we curtailed all operations at the Ravenswood facility until economic conditions warrant the possibility of restarting.  Appalachian Power supplies all of Ravenswood’s power requirements.  We will be subject to minimum demand charges associated with this contract and these costs are included in our curtailment costs, see the Note 26 Subsequent Events in the Consolidated Financial Statements included herein for additional information.  Effective July 28, 2006, the Public Service Commission of the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  The experimental rate design is effective through June 30, 2009.

(2)
This contract contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Gains and losses on the embedded derivative are included in Net gain (loss) on forward contracts in the Consolidated Statement of Operations.

(3)
Under this contract, approximately 70% (339 MW) of Hawesville’s power requirements are at fixed prices.  We continuously review our options to manage the balance, or 30%, of this power and price the remaining power when we believe the combination of price and term is appropriate.  We are working with Big Rivers Electric Corporation (“Big Rivers”) and Kenergy on a proposal that would restructure and extend this contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2008.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close in the second quarter of 2009.

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

Facility	Organization	Term
Hawesville	USWA	Through March 31, 2010
Ravenswood	USWA	Through May 31, 2009
Grundartangi	Icelandic labor unions	Through December 31, 2009
Gramercy	USWA	Through September 30, 2010
St. Ann (1)	Jamaican labor unions	Through April 30, 2007 and December 31, 2010

(1)
St. Ann has two labor unions, the University and Allied Workers Union (the “UAWU”) and the Union of Technical and Supervisory Personnel (the “UTASP”).  We signed a contract with the UTASP in December 2008; the contract term is through December 31, 2010.  Contracts with the UAWU expired on April 30, 2007.  We are currently in arbitration for the UAWU contract and expect a decision in expected in the second quarter of 2009.  There has been no change in mine operations and none is expected.  We expect any contract changes will be applied retroactively to the expiration date.

Pricing

Our operating results are sensitive to changes in the price of primary aluminum, power and the raw materials used in its production.  As a result, we try to mitigate the effects of fluctuations in primary aluminum, power and raw material prices through the use of various fixed-price commitments and financial instruments.

We offer a number of pricing alternatives to our customers which, combined with our metals risk management activities, are designed to achieve a certain level of price stability on our primary aluminum sales.  Generally, we price our products at an indexed or “market” price, in which the customer pays an agreed-upon premium over the LME price or other market indices.

Grundartangi derives substantially all of its revenues from tolling arrangements whereby it converts alumina provided by its customers into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi's revenues are subject to market price risk associated with the LME price for primary aluminum; however, because its tolling revenues are based on a percentage of the LME price.  Grundartangi is not directly exposed to fluctuations in the price of alumina.  Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum.  In May 2007, the EU members reduced the import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacted Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility located in Grundartangi, Iceland, is owned and operated by our subsidiary, Nordural Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity was expanded in 2001, 2006 and 2007.  The facility has a production capacity of 260,000 mtpy.

Grundartangi operates under various long-term agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  These agreements include: (i) an investment agreement which establishes Grundartangi's tax status and the Government's obligations to grant certain permits; (ii) a reduction plant site agreement by which Grundartangi leases the property through 2020, subject to renewal at its option; and (iii) a harbor agreement by which Grundartangi is granted access to the port at Grundartangi.

Tolling Agreements.  Grundartangi has long-term tolling agreements for all of its production capacity with BHP Billiton, Glencore and Hydro.  The tolling counterparties provide alumina and receive primary aluminum in return for tolling fees that are based on the LME price of primary aluminum.  See Note 18 in the Consolidated Financial Statements for more information about these agreements.

Power. Grundartangi purchases power from Landsvirkjun (a power company jointly owned by the Republic of Iceland), HS Orka hf and Orkuveita Reykjavíkur (“OR”) under various long-term contracts due to expire between 2019 and 2029. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources.

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

Four of Hawesville's potlines are specially configured and operated to produce high purity primary aluminum and have an annual production capacity of approximately 195,000 metric tons.  The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a premium to standard-purity aluminum.  The high purity primary aluminum provides the conductivity required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications.  A fifth potline has an annual capacity of approximately 49,000 metric tons of standard-purity aluminum.

Metal Sales Agreement.  Hawesville has a long-term aluminum sales contract with Southwire (the “Southwire Metal Agreement”).  The Southwire Metal Agreement expires March 31, 2011, subject to automatic renewal for additional five-year terms, unless either party provides 12 months’ notice that it has elected not to renew. The price for the molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies 240 million pounds (approximately 109,000 metric tons) of high-conductivity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility.  Under this contract, Southwire will also purchase 60 million pounds (approximately 27,000 metric tons) of standard-grade molten aluminum each year through December 2010. Southwire has an option to purchase an equal amount of standard-grade molten aluminum in 2011.

Alumina.  Hawesville purchases alumina under a supply agreement with Gramercy Alumina LLC (“GAL”), our 50% joint venture company, which owns and operates the Gramercy alumina refinery.  The alumina supply agreement runs through December 31, 2010 and the contract pricing varies based on GAL’s cost of production.

Power.  Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately 70% of this power is at fixed prices.  We continuously review our options to manage the remaining power balance of 30% and price it when we believe the combination of price and term are appropriate.

We are working with Big Rivers Electric Corporation (“Big Rivers”) and Kenergy on a proposal that would restructure and extend the existing power supply contract through 2023.  Hawesville’s proposed new long-term power contract was filed with the Kentucky Public Service Commission in December 2008.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close in the second quarter of 2009.

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

As the rapid and significant deterioration in our industry’s conditions became evident during the second half of 2008, we began taking actions to reduce our overall cost base.  At Ravenswood, we suspended production of one potline in December 2008, representing approximately 42,500 mtpy, or approximately 25% of the plant’s capacity. We also agreed to reduce deliveries to Alcan, our major customer at Ravenswood.  In addition, we issued a Federal Worker Adjustment and Retraining Notification ("WARN") Act notice on December 17, 2008, commencing a 60-day process, which at its conclusion led to the decision to curtail the operations of the entire plant. We initiated this process due to Ravenswood’s high operating cost in relation to our other facilities.  In February 2009, we conducted an orderly curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  We expect that Ravenswood’s operations will remain curtailed until economic conditions warrant the possibility of restarting.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for additional information about the Ravenswood curtailment.

Metal Sales Agreements. We have a supply contract with Alcan under which Alcan will purchase 14 million pounds (approximately 6,350 metric tons) per month of molten aluminum through August 31, 2009 (the “Alcan Metal Agreement”).  The price for primary aluminum delivered under the Alcan Metal Agreement is variable and determined by reference to the U.S. Midwest Market Price.  Under this contract, we can deliver molten aluminum, which reduces our casting and shipping costs.  Prior to the Ravenswood curtailment in February 2009, we sold 10,200 metric tons per year of primary aluminum produced at Ravenswood under a contract with Glencore (the “Glencore Metal Agreement II”).  Under the Glencore Metal Agreement II, Glencore purchased a total of 20,400 metric tons per year of the primary aluminum produced at the Ravenswood and Mt. Holly facilities, at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium.  We plan to assign Ravenswood production requirements under this contract to Mt. Holly or Hawesville.  However, curtailing operations at Ravenswood does not relieve us of our contractual obligations.  We may continue to incur costs under these contracts to meet our contractual obligations, including potentially securing other aluminum to satisfy our obligations to Alcan and Glencore.  For a description of certain risks attendant to these agreements, see Item 1A, “Risk Factors.”

Alumina.  Glencore supplies the alumina used at Ravenswood under a contract that expires on December 31, 2009.  The contract pricing varies based on the LME price for primary aluminum.  If we are unable to use the contracted alumina in our other operations or sell the alumina at prices consistent with our contract costs, we could incur significant losses under these contracts.  As a result of the Ravenswood curtailment, we expect to incur cash losses of approximately $15 to $20 million in 2009 associated with the sale of excess alumina that will be received under this alumina supply agreement.  This estimate is based on current alumina contract pricing which is indexed to LME prices for primary aluminum, our estimate of spot alumina prices and the forecasted internal use of a portion of this material in our other smelting operations.  For a description of certain risks attendant to these agreements, see Item 1A, “Risk Factors.”

Power.  Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Effective July 28, 2006, the Public Service Commission for the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  Under our agreement with APCo, we are obligated to pay minimum demand charges through the contract term which expires June 30, 2009.  We expect that those minimum demand charges will be approximately $5.0 to $6.0 million in 2009.

In April 2008, APCo requested a rate increase to cover the increased cost of fuel and purchased power as well as capital improvements.  The West Virginia Public Service Commission approved an approximate 11% increase in the special contract rate paid by our Ravenswood smelter on June 26, 2008.  The rate increase was effective July 1, 2008.

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

Metal Sales Agreements.  We have a contract to sell to Glencore 50,000 metric tons of primary aluminum produced at Mt. Holly each year through December 31, 2009 (the “Glencore Metal Agreement I”).  The Glencore Metal Agreement I provides for variable pricing determined by reference to the quoted LME price of primary aluminum.  Mt. Holly also sells 10,200 metric tons per year of primary aluminum under the Glencore Metal Agreement II. More information on the Glencore Metal Agreement II is available under “Long-term Primary Aluminum Sales Contracts” in Note 18 of the Consolidated Financial Statements included herein.

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

Helguvik greenfield project

The Helguvik project site is located approximately 30 miles from the city of Reykjavik and is owned and would be operated through our Nordural Helguvik ehf subsidiary. This site provides a flat location and existing harbor, as well as proximity to the international airport, the capital and other industry.

We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and weakening commodity prices.  During this evaluation process, we have significantly reduced spending on the project.  See Item 1A, “Risk Factors – Construction at our Helguvik smelter site is under review” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Reduction Actions” for additional information.

We have made and continue making modest capital expenditures for the construction and development of our new Helguvik smelter project.  In 2008, we expended cash of approximately $71 million in capital expenditures for the Helguvik greenfield project, and, from inception through December 31, 2008, we expended cash of approximately $83 million for Helguvik.  We expect that capital expenditures on this project during 2009 will be in the range of $25 to $30 million until and unless a decision is made to restart major construction and engineering activities. This amount includes approximately $19 million for deferred payments to suppliers.

Power Supply Agreements.  Nordural Helguvik has signed electrical power supply agreements with HS Orka hf and OR, for the proposed Helguvik smelter.  Under the agreements, power will be supplied to the proposed Helguvik facility in four 90,000 mtpy stages, beginning with an initial phase of up to 160 megawatts (“MW”).  HS Orka hf will provide up to 150 MW in this initial stage, and OR will supply up to 47.5 MW.  Electricity delivery for this first phase is targeted to begin in late 2011.  The agreements which are subject to the satisfaction of certain conditions provide for additional power, as available to support a complete potline of 360,000 mtpy.

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

Operating License. On September 10, 2008, the Environmental Agency of Iceland issued an Operating License for the Helguvik smelter project.  The license authorizes production of up 250,000 mtpy through December 31, 2024.

Joint Venture Facilities

Baise Haohai Carbon Company, Ltd.

In April 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in Baise Haohai Carbon Co., Ltd., a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The BHH facility has annual anode production capacity of 180,000 metric tons and an annual cathode production capacity of 20,000 metric tons.  Construction on the facility was completed in 2008.

We paid $27.6 million for the investment and transferred an additional $9.4 million for a loan to BHH.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.  We received a $1.8 million payment on our loan to BHH in December 2008.

BHH is currently operating at 50% of its rated capacity due to the reduced operations of its main customer in China.

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

Alumina Operations.  The Gramercy refinery has an annual rated capacity of 1.2 million metric tons of alumina per year.  Gramercy’s production consists of approximately 80% smelter grade alumina and 20% alumina hydrate or chemical grade alumina.  GAL sells approximately 50% of its smelter grade alumina to Hawesville at prices based on Gramercy's production costs under an alumina supply contract due to expire on December 31, 2010.  All of the chemical grade alumina production is currently sold under short-term and long-term contracts with approximately twenty third-party customers. Gramercy is currently operating at a reduced capacity of 500,000 metric tons of smelter grade alumina while we and our joint venture partners assess market conditions.  Gramercy’s chemical grade alumina production has not been affected by this reduction in production.

Supply Agreements.  Bauxite is the principal raw material used in the production of alumina, and natural gas is the principal energy source.  The Gramercy plant purchases all of its bauxite requirements from St. Ann Bauxite Ltd. under a contract that expires at the end of 2010. The Gramercy plant purchases its natural gas requirements at market prices under agreements with local suppliers.

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

Under the mining rights, GOJ has granted SABL rights to mine 4.5 million dry metric tons of bauxite on specified lands annually through September 30, 2030.  The GOJ will provide additional land if the land covered by the mining rights does not contain sufficient quantities of commercially exploitable bauxite.  SABL is responsible for reclamation of the land that it mines.  As of December 31, 2008, SABL’s reclamation obligations amounted to approximately $7.4 million.

Customers.  Approximately 60% of the bauxite from St. Ann is refined into alumina at the Gramercy refinery and the remainder is sold to Sherwin Alumina Company, which is owned by Glencore, a related party.  SABL and GAL have a contract under which SABL will supply the Gramercy plant's bauxite requirements through December 2010.  The price for bauxite under the contract is fixed through 2010.

SABL has various short-term agreements with third parties for the supply of fuel oil, diesel fuel, container leasing and other locally provided services.

Environmental Matters

We are subject to various environmental laws and regulations.  We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences which require remedial measures.  Under certain environmental laws which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas.  Such future requirements may result in unanticipated costs or liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Note 17 Commitments and Contingencies to the Consolidated Financial Statements included herein.

Intellectual Property

We own or have rights to use a number of patents or patent applications relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these patents or patent applications.

Employees

As of February 27, 2008, we employed a work force of approximately 1,370 employees, which reflects layoffs as a result of the curtailment of our operations at Ravenswood.

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

Item 1A. Risk Factors

The following describes certain of the risks and uncertainties we face that could cause our future results to differ materially from our current results and from those anticipated in our forward-looking statements.  These risk factors should be considered together with the other risks and uncertainties described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere herein.

This list of significant risk factors is not all-inclusive or necessarily in order of importance.

Recent declines in aluminum prices have adversely affected our financial position and results of operations and could result in further curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available or prices do not increase.

The price of primary aluminum is frequently volatile and changes in response to general economic conditions, expectations for supply and demand growth or contraction and the level of global inventories. The recent crisis in financial and credit markets has led to a pronounced downturn in global economic activity, which is expected to be long in duration. The global market for commodities has deteriorated in line with the decline in the global economy. The Chinese market has become a significant source of global demand for primary aluminum and now represents approximately one-third of global aluminum demand. China’s demand for aluminum has more than doubled in the last five years, but demand has recently declined significantly.  Declining demand for aluminum products in developed and developing nations, increasing stocks on the LME and other locations, and a general lack of confidence in future economic conditions, have combined to produce an unprecedented decline in the LME price for aluminum. The price we realize for our products is primarily set on the LME; we have no ability to influence this price. The LME price has fallen 62% from its high on July 11, 2008 ($3,292 per metric ton), to February 20, 2009 ($1,264 per metric ton), with the rate of decline accelerating in the fourth quarter of 2008. This decline represents one of the most, if not the most, substantial and rapid in the history of recorded LME prices. The average LME price for primary aluminum dropped 53% in the second half of 2008 and, at December 31, 2008, was approximately 38% lower than at December 31, 2007. At February 20, 2009, the LME price for primary aluminum was $1,264 per metric ton, or 16% lower than at December 31, 2008.

Any decline in aluminum prices adversely affects our business, our financial position, our results of operations and our cash flows. Sustained depressed prices for aluminum would likely have a material adverse impact on our financial position, results of operations and cash flows. At recent primary aluminum prices, we believe at least two-thirds of global primary aluminum capacity, including all of our domestic facilities, is operating below cash breakeven. Recently, we have seen certain operating costs begin to decrease. The pricing under our alumina contract at Mt. Holly is linked to the LME price for primary aluminum; as a result, such costs have fallen.  However, other operating expenses may not decrease to any meaningful extent or, in certain cases, may even increase.  If the price we realize for our products continues to be below our cost of production, we will have to rely on other sources of liquidity to fund our operations. If primary aluminum prices were to remain at or near recent levels for the entirety of 2009, or were to decline further, our liquidity would be at risk. Potential other sources of liquidity could include additional issuances of equity, equity-linked securities, debt issuances, prepaid aluminum sales, asset sales and sales of minority interests in our operations.  We cannot assure you that any of these financing alternatives will be available or, if available, that they will be successfully completed. In addition, any future equity or equity-linked security issuance may be dilutive to our existing stockholders and any future debt incurrence would increase our leverage and interest expense and would contain restrictive covenants.  We may also curtail additional operations at one or more of our facilities.  Such curtailments require cash expenditures which we might not be able to fund. There can be no assurances that in current market conditions we will be able to secure the required alternative sources of liquidity to fund our operations or to take actions necessary to curtail additional operations, if these steps are required.

A continuation or worsening of global financial and economic conditions could adversely impact our financial position and results of operations.

The recent global financial and credit market disruptions have reduced the availability of liquidity and credit generally. The shortage of liquidity and credit, combined with recent substantial reductions in asset values, is likely extending and worsening the worldwide economic recession. The general slowdown in economic activity caused by the recent domestic recession and difficult international financial and economic conditions will adversely affect our business, as the demand for primary aluminum has been reduced and the price of our products has fallen. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale and could have a material adverse impact on our financial position, results of operations and cash flows.

Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects may be limited due to the deterioration of these markets.

Our consolidated cash and short-term investment balance at January 31, 2009 was approximately $154 million. This amount includes $25 million borrowed under our revolving credit facility during the fourth quarter of 2008 and invested in highly rated short-term securities.  During February 2009, we repaid the borrowing under our revolving credit facility and completed a public offering of 24.5 million shares of our common stock.  The net proceeds of the offering to us were approximately $104.7 million, after underwriter discounts and commissions, and before offering expenses.  Pro forma for the revolving credit facility repayment and the common stock offering proceeds, our cash and short-term investment balance at January 31, 2009 would have been $235 million.  Availability under our revolving credit facility would be up to $35 million.  This availability has been and will continue to be reduced by the reduced value of our inventory and the curtailment of operations at the Ravenswood facility, which reduces the working capital constituting the borrowing base under the revolving credit facility.  For more information, see Item 7, Management’s Discussion and Analysis of Financial Position and Results of Operations – Liquidity and Capital Resources - Liquidity.  Due to the recent downturn in the financial markets, including the issues surrounding the solvency of many institutional lenders and the recent failure of several banks, we may be unable to utilize the full borrowing capacity under our credit facility if any of the committed lenders is unable or unwilling to fund their respective portion of any funding request we make under our credit facility. In addition, the lenders under our revolving credit facility have the ability to modify the reserve criteria in the facility, which could further reduce our borrowing base. As a result, liquidity available to us under the revolving credit facility could be reduced. Finally, our revolving credit facility will mature in September 2010, and the holders of our $175 million principal amount of convertible notes have an option to require us to repurchase all or any portion of these securities at par in August 2011 and to require us to settle in cash as market prices up to the principal amount of the convertible notes upon conversion, which may occur at any time.  Each of these events will increase our liquidity needs. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” for additional information about our sources of liquidity.

Although in the past we have generally been able to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could, depending upon the future price of aluminum (over which we have no control) and our future capital programs, require substantial liquidity and access to sources of funds, including from capital and credit markets.  Changes in global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  If, among other factors, (1) primary aluminum prices were to remain on average at or around recent levels, or were to decline further, or (2) our costs are higher than contemplated, or (3) we suffer unexpected production outages, or (4) Icelandic laws change and limit our access to cash flow from our Icelandic operations, our expectations of our liquidity would change and we would need to identify additional sources of liquidity sooner and the period of time for which we would expect our liquidity to be sufficient to fund our operations would be shorter.  Current conditions have made, and will likely continue to make, it difficult to obtain new funding for our operating and capital needs, if required, from the credit and capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased, while the availability of funds from those markets has diminished and we have limited available committed financing. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining funding from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. An inability to access capital and credit markets could be expected to have an adverse effect on our results of operations and financial position.

Due to these factors, we cannot be certain that funding for our operating or capital needs will be available from the credit and capital markets if needed and to the extent required, or on acceptable terms. If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures or fund operations, any of which could have a material adverse effect on our revenues, results of operations and financial position.

The recent turmoil in the financial markets could have adverse effects on our pension funding obligations.

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  As a result of poor investment returns in 2008 due to the global financial crisis, the benefit plans we maintain were underfunded as of December 31, 2008, and could require significant cash contributions in 2010, further stressing our liquidity position. If capital markets remain depressed, pension fund balances would remain reduced and additional cash contributions to the pension funds would be required.

If economic and political conditions in Iceland continue to deteriorate, our financial position and results of operations could be adversely impacted.

Approximately one-third of our existing primary aluminum production capacity is located in Iceland. In addition, our most significant new growth prospects are in Iceland. In order to operate our business and pursue our growth activities, we maintain cash management accounts in Iceland with Icelandic banks. The three major Icelandic banks were taken into government administration during the fourth quarter of 2008, and, on January 26, 2009, Iceland’s Prime Minister and his cabinet resigned, requiring an interim government until elections scheduled to be held in May 2009. As a result of concern about the stability of the Icelandic financial markets, cash management activities in Iceland have become more challenging. For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland. In furtherance of this, on November 28, 2008, the Central Bank of Iceland adopted rules regarding the movement of foreign currency within and outside of Iceland. The rules are broad and impose many restrictions on the movement of foreign currencies outside of Iceland. By letter dated January 23, 2009, we were notified that our Icelandic operations are exempt from these foreign currency rules. However, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. The Icelandic government has fully guaranteed all of the accounts in the Icelandic banks and both before and after the banks were taken into government administration our transactions through the Icelandic banking system have been successfully transmitted. However, if economic and financial conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to pay vendors, process payroll and receive payments could be adversely impacted. In addition, the collapse of the Icelandic banking system, combined with other factors, has resulted in a significant deterioration in the general economic conditions in the country. While our business in Iceland is currently operating without significant difficulties, further impacts, if any, of these developments are uncertain and cannot be estimated at this time.  On January 27, 2009, the Icelandic president assigned the task of forming a new government to the Social Democratic party. The Social Democratic party led a minority government formed with the Left Green Party.  The Left Green Party has generally been less supportive of aluminum projects than the parties leading the prior government.  This change in Icelandic government could delay or otherwise adversely affect the passage of the Enabling Act and approval of the Investment Agreement.  While we cannot predict the outcome of the upcoming elections, uncertainty or instability in the Icelandic government could have an adverse effect on our business.

The market price of our common stock has declined significantly, may continue to be volatile, and may decline further.

As a result of the global economic and financial crisis and the global decline in aluminum prices, the market price of our common stock has declined significantly in recent months, and it may continue to be volatile. From January 1, 2008, through February 20, 2009, the intra-day sales price of our common stock on NASDAQ ranged from $2.22 to $80.52 per share. In addition, the securities markets have experienced significant price and volume fluctuations. The market price for our common stock may be affected by a number of factors, including actual or anticipated variations in our quarterly results of operations, expectations about the future price of aluminum, changes in earnings estimates or recommendations by securities analysts, changes in research coverage by securities analysts, any announcement by us of significant acquisitions, curtailments, strategic partnerships, joint ventures or capital commitments, developments in the aluminum industry, including with respect to our major competitors, and sales of substantial numbers of shares by current holders of our common stock in the public market. In addition, general economic, political and market conditions and other factors unrelated to our operating performance may cause the market price of our common stock to be volatile. We cannot predict the price at which our common stock will trade in the future, and it may continue to decline.  As a result, holders of our stock may not be able to sell it when they want, at prices they want or at all.

Our planned construction and development activities require substantial capital. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could delay or curtail our planned construction projects.

In light of current global financial and economic conditions, we are reviewing our capital plans and reducing, stopping or deferring all non-critical capital expenditures in our existing smelters. We have made and continue making modest capital expenditures for the construction and development of our new Helguvik smelter project. In 2008, we expended approximately $71 million in capital expenditures for the Helguvik greenfield project, and, from inception through December 31, 2008, we expended approximately $83 million for Helguvik. We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and weakening commodity prices. During this evaluation process, we have significantly reduced spending on the project; we expect that capital expenditures on this project during 2009 will be in the range of $25 to $30 million until and unless a decision is made to restart major construction and engineering activities. This amount includes approximately $19 million for deferred payments to suppliers. See “— Construction at our Helguvik smelter site is under review” below.

We intend to finance our future capital expenditures from available cash, our cash flow from operations and from future capital raising.  We may be unable to raise additional capital, or do so on attractive terms, due to a number of factors including a lack of demand, poor economic conditions, unfavorable interest rates or our financial condition or credit rating at the time.  Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, our ability to access the capital markets and our financial condition. If additional capital resources are unavailable, we may further curtail construction and development activities.

Construction at our Helguvik smelter site is under review.

We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and weakening commodity prices. During this evaluation process, we have significantly reduced spending on the project. We cannot be certain when or if we will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner. We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner. If we fail to achieve operations, we may have to recognize a loss on our investment, and a loss of our investment would have a negative impact on our future earnings.

If we decide to proceed, this project is subject to various contractual approvals and conditions. There can be no assurance that we will receive the necessary approvals to proceed with construction of our Helguvik smelter, on a timely basis or at all. In addition, such approvals as we do receive may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint. Even if we receive necessary approvals on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, we will also need to arrange additional financing and either enter into tolling arrangements or secure a supply of alumina.  In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material negative impact on our financial performance and future prospects.

We may be required to write down the value of certain assets.

We are required to perform various analyses related to the carrying value of various tangible and intangible assets annually or whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given the current lack of profitability of certain of our production facilities and, more generally, global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  In December 2008, we determined an impairment charge to reduce the carrying value of a portion of our long-lived assets was not currently required under Statement of Financial Accounting Standards No. (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We will continue to evaluate these assets as long as events or circumstances indicate that their net carrying amount may not be recoverable and we may be required to record impairment charges in the future.  We recorded a $94.8 million impairment charge to eliminate the carrying value of our goodwill relating to the acquisition of Nordural in accordance with FAS 142, “Goodwill and Other Intangible Assets.”  We also recorded a $544.1 million valuation allowance against a significant portion of our deferred tax assets based upon our best estimate of our ability to realize the net deferred tax assets.  Management will continue to evaluate our tangible and intangible assets for impairments and valuation allowance, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and reduce our balance of retained earnings.

Our credit ratings have been recently changed by two major credit rating agencies.

Two major credit rating agencies have recently changed the status of our ratings on a general basis and on our specific debt securities. On January 30, 2009, Standard & Poor’s removed their CreditWatch and downgraded our credit rating to “B” with a negative outlook from “BB-“.  Standard & Poor’s has stated that the downgrade reflects their expectation that operating results will deteriorate over the next several quarters due to continued low aluminum prices that are unlikely to show significant improvement until general economic activity picks up globally and high inventory levels are reduced.  According to Standard & Poor’s, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB”, but the obligor currently has the capacity to meet its financial commitment on the obligation.  Standard & Poor’s also notes that adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation.  On December 17, 2008, Moody’s Investors Service downgraded our credit rating to “B2” from “Ba3” and kept our ratings under review for further possible downgrade. Moody’s has stated the “B2” corporate family rating reflects Moody’s expectation that earnings and cash flow will be pressured by the impact of substantially lower aluminum prices on our higher cost U.S. operations.  According to Moody’s, obligations rated “B” are considered speculative and subject to high credit risk. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. These recent actions by Standard & Poor’s and Moody’s, and any further actions the credit rating agencies may take, could negatively impact our ability to access liquidity in the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.

The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions. Historically, aluminum prices have been volatile, and we expect such volatility to continue. Currently, we are experiencing unfavorable global economic conditions and a substantial decline in worldwide demand for primary aluminum.  Declines in primary aluminum prices reduce our earnings and cash flows. This downturn in aluminum prices has significantly reduced the amount of cash available to meet our current obligations and fund our long-term business strategies.

Our molten aluminum sales at Ravenswood and Hawesville are subject to sales contracts which limit our ability to cut costs and create dependence on two major customers.

We have contracts with Alcan and Southwire which are due to expire in August 2009 and March 2011, respectively. These contracts obligate us to deliver required quantities of aluminum which limit our ability to cut costs by curtailing operations. In addition, our contract with Southwire requires us to deliver molten metal.  Curtailing operations at these facilities does not relieve us of our contractual obligations.  We will continue to incur costs under these contracts to meet our contractual obligations, including potentially securing other aluminum to satisfy our obligations.

In addition, when LME prices improve, the loss of Southwire as a customer could increase our production costs at Hawesville and increase our sales and marketing costs. Approximately 20% of our consolidated net sales for 2008 were derived from sales to Southwire. Southwire’s facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to this customer, thereby eliminating our casting and shipping costs and our customer’s freight and remelting costs and reducing our sales and marketing costs. We may be unable to extend or replace our contract with Southwire when it terminates. If we are unable to renew this contract when it expires or if Southwire significantly reduces its purchases under this contract, we would incur higher casting and shipping costs and potentially higher sales and marketing costs.  Hawesville is not currently qualified to sell metal directly to the LME; if it were required to make sales outside of the Southwire long-term contract prior to us receiving this qualification, these sales would likely require the services of third party agents which would require us to incur additional costs. There can be no assurance that our current initiatives to qualify Hawesville will be successful.

We will be required to incur substantial costs in order to curtail unprofitable aluminum production.

None of our U.S. smelting capacity is profitable on a cash basis at recent primary aluminum prices, and we are currently assessing cost reduction actions, including the further curtailment of production at unprofitable facilities, in light of these unfavorable economic conditions. We have curtailed our operations at Ravenswood and additional operations at our facilities could be curtailed unless the LME selling price for aluminum stabilizes and we are able to materially reduce costs and stem monthly losses. Curtailing unprofitable production in order to reduce our operating costs will require us to incur substantial expense, both at the time of the curtailment and ongoing. These facilities are subject to contractual and other fixed costs that will continue even if we curtail operations at these facilities. These costs will reduce the cost saving advantages of curtailing unprofitable aluminum production. In addition, the prospect of these costs limits our flexibility to curtail all of our unprofitable production.  In addition to these costs, our joint ownership of certain of our operations limits our ability to curtail these operations.

Losses caused by disruptions in the supply of power would reduce the profitability of our operations.

We use large amounts of electricity to produce primary aluminum. Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and sudden losses of power may result in the hardening or “freezing” of molten aluminum in the pots where it is produced. Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment failure, natural disasters or other catastrophic events. If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses. We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible provisions of those insurance policies. In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events. Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand. Certain losses or prolonged interruptions in our operations may trigger a default under our revolving credit facility.

The cost of alumina used at Hawesville may be higher than under our LME-based alumina contracts.

We acquire alumina used at Ravenswood and Mt. Holly at prices based on the LME price for primary aluminum. Gramercy supplies substantially all of the alumina used at Hawesville at prices based on Gramercy’s production costs. Those production costs are materially higher than the price paid under LME based contracts during periods, such as exist at the present time, when aluminum prices are low.

Changes or disruptions to our current alumina and other raw material supply arrangements could increase our raw material costs.

We depend on a limited number of suppliers for alumina.  Disruptions to our supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier’s alumina refinery.  These disruptions may require us to purchase alumina on the spot market on less favorable terms than under our current agreements.  Gramercy supplies substantially all the alumina used at Hawesville. Our joint venture bauxite mining operation in St. Ann, Jamaica, supplies all of the bauxite used in the production of alumina at Gramercy. If there is a significant disruption of St. Ann bauxite shipments in the future, Gramercy could incur additional costs if it is required to use bauxite from other sources.  Our business also depends upon the adequate supply of other raw materials, including caustic soda, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes, at competitive prices.  Although there remain multiple sources for these raw materials worldwide, consolidation among suppliers has globally reduced the number of available suppliers in this industry.  A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials or other unforeseen factors may adversely affect our operating results if we are unable to secure alternate supplies of these materials at comparable prices.

Our contracts for alumina require us to take-or-pay for fixed quantities of alumina, even if we curtail unprofitable production capacity.

We have contractual obligations under our existing alumina purchase contracts to take-or-pay for specified quantities of alumina over the term of those contracts, regardless of our operating requirements.  We have an alumina contract with Glencore to supply Ravenswood through December 2009.  We also have entered into a follow-on long-term alumina contract with Glencore to provide for our future alumina requirements for Ravenswood and, potentially, our Helguvik project.  Deliveries under that contract will begin in January 2010 and continue through 2014.

In February 2009, we curtailed operations at our Ravenswood facility; in addition our Helguvik project is under review. We cannot be certain when or if we will restart major construction and engineering activities or ultimately complete the Helguvik project.  See the risk factor “Construction at our Helguvik smelter site is under review” above for additional information about this project.  Curtailing operations does not relieve us of our contractual obligations.  We will continue to incur costs under these contracts to meet or settle our contractual obligations.

If we are unable to use the contracted alumina in our other operations or sell the alumina at prices consistent with our contract costs, we could incur significant losses under these contracts.  As a result of the Ravenswood curtailment, we expect to incur cash losses of approximately $15 to $20 million in 2009 associated with the sale of excess alumina that will be received under our alumina supply agreement that expires December 31, 2009.  This estimate is based on current alumina contract pricing which is indexed to LME prices for primary aluminum, our estimate of spot alumina prices and the forecasted internal use of a portion of this material in our other smelting operations.

Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including alumina, caustic soda, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes. Because we sell our products based on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments and financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials.  Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. We purchase a significant portion of our electricity for our U.S. facilities under fixed-price contracts. Portions of the contracted cost of the electricity supplied to Mt. Holly vary with the supplier’s fuel costs. An increase in these fuel costs would increase the price this facility pays for electricity. Costs under this contract have substantially increased in recent years, and this trend appears to be continuing into 2009. Approximately 70% of Hawesville’s power requirements are supplied under a fixed-price contract. As a result, Hawesville is subject to market-based pricing for approximately 30% of its power requirements. The profitability of Hawesville is affected by the market price for electric power. We are working with a local power company on a proposal that would restructure and extend Hawesville’s existing power supply contract through 2023.  This agreement is expected to close in the second quarter of 2009 and is subject to contractual conditions, which include obtaining the approvals of federal and state regulatory agencies. We cannot assure whether or when the closing will occur. If we are not successful in replacing such power requirements, we may be forced to curtail or idle a portion of our production capacity, which would lower our revenues and adversely affect the profitability of our operations when the price of primary aluminum is high. If we are successful in restructuring the contract for the power supply at Hawesville, the new rate we will pay, which will be based on the supplier’s cost of production, could be higher than the price we currently pay under our current fixed-price contract, which could increase Hawesville’s production costs.

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

The bargaining unit employees at Ravenswood and Hawesville and Gramercy are represented by the USWA. Century’s USWA labor contracts at Ravenswood and Hawesville and the labor contract at Gramercy expire in May 2009, March 2010 and September 2010, respectively. Our bargaining unit employees at Grundartangi are represented by five unions under a collective bargaining agreement that expires on December 31, 2009. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future. Any threatened or actual work stoppage in the future could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse effect on our financial results.

We are subject to a variety of environmental laws and regulations that could result in costs or liabilities.

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, the EU and Jamaica. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.  We, along with others, including current and former owners of a facility on St. Croix in the Virgin Islands, formerly owned by a subsidiary of ours, have been sued for alleged natural resources damages at the facility. In addition, in December 2006, Century and the company that purchased the assets of our St. Croix facility in 1995 were sued by the Commissioner of the U.S. Virgin Islands Department of Planning and Natural Resources, alleging our failure to take certain actions specified in a Virgin Islands Coastal Zone management permit issued to our subsidiary, Virgin Island Alumina Corporation LLC, in October 1994. In July 2006, Century was named as a defendant together with certain affiliates of Alcan Inc. in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. Our known liabilities with respect to these and other matters relating to environmental compliance and cleanup, based on current information, are not expected to be material. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity and our operating results. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs. See Note 17 to our Consolidated Financial Statements included herein for additional information regarding our environmental matters and associated costs and risks.

Acquisitions may present difficulties.

We have a history of making acquisitions and we expect to make acquisitions in the future based on several factors, including if primary aluminum prices in the global market improve. We are subject to numerous risks as a result of our acquisition strategy, including the following:

•	we may spend time and money pursuing target acquisitions that do not close;
•	acquired companies may have contingent or hidden liabilities;
•	it may be challenging for us to manage our existing business as we integrate acquired operations;
•	we may not achieve the anticipated benefits from our acquisitions; and
•	management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming, and difficult to maintain.

Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated.

International operations expose us to political, regulatory, currency and other related risks.

Grundartangi was our first facility located outside of the United States, and it represents approximately 33% of our overall primary aluminum production capacity. In addition, we have begun to construct an aluminum smelter near Helguvik, Iceland. The St. Ann bauxite operations related to Gramercy are located in Jamaica. In April 2008, we purchased 40% of Baise Haohai Carbon Co., Ltd., a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China. International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. Grundartangi’s revenues are denominated in U.S. dollars, while its labor costs are denominated in ISK and a portion of its anode costs are denominated in euros. Economic, financial and political conditions in Iceland have deteriorated significantly. See “— If economic and political conditions in Iceland continue to deteriorate, our financial position and results of operations could be adversely impacted.” and “— Construction at our Helguvik smelter site is under review” above for more information. As we continue to explore other opportunities outside the U.S., including the Helguvik facility, our currency risk with respect to the ISK and other foreign currencies will significantly increase.

Our historical financial information may not be comparable to our results for future periods.

Our historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows. For example, certain of our historical financial data do not reflect the effects of:

•	the 130,000 mtpy expansion capacity of Grundartangi that was completed in the fourth quarter of 2006;
•	the 40,000 mtpy expansion capacity of Grundartangi that was completed in the fourth quarter of 2007; and,
•	our results for 2008 also do not reflect the February 2009 curtailment of Ravenswood’s remaining three potlines.

Our level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth opportunities.

We had an aggregate of approximately $458 million of outstanding indebtedness, including $25 million borrowed under our revolving credit facility, as of December 31, 2008.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information.

The level of our indebtedness could have important consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•
limiting cash flow available for capital expenditures, acquisitions, dividends, working capital and other general corporate purposes because a substantial portion of our cash flow from operations must be dedicated to servicing our debt; and,

•	limiting our flexibility in planning for, or reacting to, competitive and other changes in our business and the industry in which we operate.

We have various obligations to make payments in cash that will reduce the amount of cash we have to service the interest on our outstanding debt and for other uses.  We will be required to settle in cash at market prices up to the principal amount of our $175 million principal amount of convertible notes (which are convertible at market value by the holder at any time) upon conversion, which could increase our debt service obligations. In August 2011, the holders of these convertible notes have an option to require us to repurchase all or any portion of these securities at par. In addition to our indebtedness, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our ability to pursue our growth opportunities.  We are also exposed to risks of interest rate increases. Our industrial revenue bonds (“IRBs”) and any borrowings on our credit facility are at variable interest rates.  Future borrowing required to fund working capital at Grundartangi or the construction of the Helguvik facility may be at variable rates. An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.

Our ability to pay interest and to repay or refinance our indebtedness, including our senior unsecured notes and convertible notes and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control, and access to additional sources of liquidity. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all.

Restrictive covenants in our credit facility and the indenture governing our senior notes limit our ability to incur additional debt and pursue our growth strategy.

Our revolving credit facility and the indenture governing our senior notes each contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and pursue our growth strategy.  Any failure to comply with those covenants would likely constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.

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

If we are unable to procure a reliable source of power, the Helguvik project would not be feasible.

Our greenfield smelter near Helguvik, Iceland, will require generation and transmission of geothermally generated electricity to power the smelter. Our wholly owned Iceland subsidiary, Nordural Helguvik ehf, has entered into agreements with two providers of geothermal power in Iceland for a substantial portion of this power. These two power company agreements are subject to certain conditions, some of which are not expected to be satisfied until June 2009. These conditions include approvals by the boards of directors of the power companies, as well as environmental agency approvals for the power producing assets. Generation of the electrical power contracted for the Helguvik smelter will require successful development of new geothermal energy sources within designated areas in Iceland. If there are construction delays or technical difficulties in developing these new geothermal fields, power may be delayed or may not be available. Factors which could delay or impede the generation and delivery of electric power are substantially beyond our ability to control, influence or predict. In October 2007, Nordural signed a transmission agreement with Landsnet to provide an electrical power transmission system to the Helguvik smelter. If we are unable to proceed with the project, we would have to reimburse Landsnet for certain expenditures under this agreement.

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

We are a holding company and conduct all of our operations through our subsidiaries. Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries. Subject to the restrictions contained in our revolving credit facility and the indentures governing our senior and convertible notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on the intercompany transfers by those subsidiaries. In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock. For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland. In furtherance of this, on November 28, 2008, the Central Bank of Iceland adopted rules regarding the movement of foreign currency within and outside of Iceland. The rules are broad and impose many restrictions on the movement of foreign currencies outside of Iceland. By letter dated January 23, 2009, we were notified that our Icelandic operations are exempt from these foreign currency rules. However, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.

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

In addition, several of our officers have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of Century.  Our 1996 Stock Incentive Plan, as amended, also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change in control, and our Non-Employee Directors’ Stock Option Plan provides for acceleration of an option holder’s ability to exercise stock options upon a change in control.  Our relationship with Glencore may also deter a takeover. As of February 20, 2009, we believe that Glencore beneficially owned, through common stock and preferred stock ownership, approximately 38.1% of our issued and outstanding common stock and an overall 48.9% economic ownership of Century.  In addition, we have extensive commercial dealings with Glencore.  We have agreed with Glencore that if we make a widely distributed public offering for cash and Glencore is not permitted to maintain its economic ownership of us at 47% in such offering, Glencore can purchase in the open market enough voting securities to maintain its 47% economic ownership interest of us.

Under the terms of our Standstill and Governance Agreement, Glencore agreed that through April 7, 2009, Glencore may not vote more than 28.5% of our common stock, nor, subject to certain limited exceptions, acquire more than 28.5% of our voting securities.  Any voting securities held by Glencore in excess of 28.5% until April 8, 2009, will be voted by our Board of Directors.  Upon Glencore’s participation in our January 2009 equity offering, we entered into an agreement with Glencore to amend the terms of our Standstill and Governance Agreement to increase the percentage of our voting securities that Glencore may acquire prior to April 7, 2009 and to allow Glencore to exercise voting rights with respect to any shares of our common stock it purchased in the January 2009 offering.  As a result, currently until April 7, 2009 Glencore has voting rights with respect to approximately 37% of the outstanding voting securities and thereafter would voting rights with respect to approximately 38.1% of our outstanding voting securities.  See Note 13 Shareholders’ Equity —Preferred Stock — Series A Convertible Preferred Stock in the Consolidated Financial Statements included herein.  Subject to certain limited exceptions, from April 8, 2009 to January 7, 2010, Glencore may not acquire more than 49% of our voting securities. Glencore also has agreed to forego or restrict certain actions, including unsolicited business combination proposals, tender offers, proxy contests and sales of its common and preferred shares for a limited period of time. These limitations on Glencore’s ability to acquire voting securities and seek control of Century could deter a takeover by Glencore. Glencore’s substantial ownership interest in us and our other commercial dealings with Glencore could have the effect of deterring a takeover bid by a third party.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties

We own the property on which our Hawesville and Ravenswood facilities are located.  The site on which the Grundartangi facility is situated is leased from Faxafloahafnir sf under a long-term lease that runs through 2020, renewable at our option.  The site for our proposed Helguvik greenfield project is leased from Reykjaneshofn, an independent public authority owned by the Municipality of Reykjanesbaer, under a long-term lease expected to run through 2060, with an automatic extension provision.  Our corporate offices are subject to an operating lease that expires in June 2010.  We hold a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property on which the Mt. Holly facility is located.  The remaining interest in the undivided property at Mt. Holly is owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.

Except for operations at our Ravenswood facility which were fully curtailed in February 2009, and our joint ventures in BHH and Gramercy Alumina, all of our facilities are operating at or near their productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

Item 3. Legal Proceedings

We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes the ultimate disposition will not have a material adverse effect on our financial condition, results of operations, or liquidity. For a description of certain environmental matters involving Century, see Note 17 to the Consolidated Financial Statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of February 28, 2009.

Name	Age	Position and Duration
Logan W. Kruger	58	President and Chief Executive Officer since December 2005.
Michael A. Bless	43	Executive Vice President and Chief Financial Officer since January 2006.
Wayne R. Hale	53	Executive Vice President and Chief Operating Officer since March 2007.
Robert R. Nielsen	64	Executive Vice President, General Counsel and Secretary since May 2006.
Steve Schneider	53	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006.
Giulio Casello	49
Senior Vice President of Business Development since April 2007, Vice President of Bauxite and Alumina Operations from December 2005 through May 2006 and Vice President of Century Alumina, Inc. from September 2005 to December 2005.

Michelle M. Lair	33	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, Corporate Financial Analyst for more than five years.
William J. Leatherberry	38
Vice President, Assistant General Counsel and Assistant Secretary since January 2008.  Assistant General Counsel and Assistant Secretary since July 2007, Assistant Secretary since May 2007 and Corporate Counsel since January 2005.

Jerry E. Reed	45	Vice President of Business Development since June 2007.

Prior to joining Century, Mr. Kruger served as President, Asia/Pacific for Inco Limited, from September 2005 to November 2005; and Executive Vice President, Technical Services from September 2003 to September 2005.

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

Prior to joining Century, Mr. Casello served in a number of senior positions with Alcoa World Alumina Australia from 1986 to 2005, including as Director of Western Australian Operations from January 2003 to September 2005.

Prior to joining Century, Mr. Leatherberry served as Senior Transactions Counsel of VarTec Telecom Inc. from September 2003 to January 2005.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol: CENX.  The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.  Our common stock reached a record intra-day high of $80.52 on May 19, 2008 and closed at $2.22 on February 20, 2009.

Year	2008		2007
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$70.89	$38.92	$49.83	$38.65
Second quarter	$80.52	$63.40	$58.60	$46.66
Third quarter	$66.66	$25.09	$67.85	$40.00
Fourth quarter	$27.38	$4.35	$59.40	$49.38

Holders

As of February 13, 2009, there were 17 holders of record of our common stock, which does not include the much larger number of beneficial owners whose common stock was held in street name.

Dividend Information

We did not declare dividends in 2008 or 2007 on our common stock.  We do not anticipate paying cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing our senior notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 10 Debt to the Consolidated Financial Statements included herein.

Recent Sales of Unregistered Securities

Series A Convertible Preferred Stock

On July 7, 2008, we issued 160,000 unregistered shares of our Series A Convertible Preferred Stock to Glencore in a direct transaction.  No underwriters participated in the transaction.  We received cash as consideration for the shares of Series A Convertible Preferred Stock issued.  We used the cash received to settle a portion of outstanding contract liabilities associated with the primary aluminum forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively (the “Financial Sales Contracts”).  See Note 4 Termination Transaction of the Consolidated Financial Statements included herein for additional information about this transaction.

We believe the issuance of the Series A Convertible Preferred Stock is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, given that this transaction did not involve any public offering.

See the Note 13 Shareholders Equity in the Consolidated Financial Statements included herein for additional information about the characteristics of the Series A Convertible Preferred Stock, the rights of the holders, certain restrictions on the holder’s actions and registration rights agreements.  In July 2008, our underwriters in a registered public offering transaction exercised their over-allotment rights which triggered an automatic conversion provision of the preferred stock.  Approximately 4,200 shares of preferred stock were converted into approximately 420,000 shares of common stock.  As of December 31, 2008, 155,787 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, were outstanding.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2008 and 2007 and the selected consolidated statement of operations data for each of the years ended December 31, 2008, 2007 and 2006 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of each of the years ended December 31, 2006, 2005 and 2004 and the selected consolidated statement of operations data for each of the years ended December 31, 2005 and 2004 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein.

Our selected historical results of operations include:

•	the results of operations from Nordural since we acquired it in April 2004;
•	our equity in the earnings of our 50% joint venture investments in Gramercy Alumina LLC and St. Ann Bauxite Ltd. since we acquired an interest in those companies in October 2004;
•	the results of operations from our 130,000 mtpy expansion of Grundartangi which became operational in the fourth quarter of 2006;
•	the results of operations from our 40,000 mtpy expansion of Grundartangi which became operational in the fourth quarter of 2007; and,
•	our equity in the earnings of our 40% joint venture investments in Baise Haohai Carbon Co. since we acquired an interest in that company in April 2008.

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2008 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2008(1)	2007(2)	2006 (3)	2005 (4)	2004 (5)

Net sales	$1,970,776	$1,798,163	$1,558,566	$1,132,362	$1,060,747
Gross profit	311,624	363,463	348,522	161,677	185,287
Operating income	168,557	303,543	309,159	126,904	160,371
Net income (loss)	(898,316)	(101,249)	(40,955)	(116,255)	33,482
Earnings (loss) per share:
Basic and Diluted:
Net income (loss) per share	$(20.07)	$(2.72)	$(1.26)	$(3.62)	$1.14
Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Total assets	$2,036,099	$2,578,271	$2,185,234	$1,677,431	$1,332,553
Total debt (6)	457,815	432,815	772,251	671,901	524,108
Long-term debt obligations (7)	275,000	250,000	559,331	488,505	330,711

	Year Ended December 31,
	2008(1)	2007(2)	2006 (3)	2005 (4)	2004 (5)
Other information:
Shipments – Primary aluminum:
Direct shipment pounds (000)	1,173,563	1,171,889	1,152,617	1,153,731	1,179,824
Toll shipment pounds (000)	598,446	518,945	346,390	203,967	138,239
Average realized price per pound:
Direct shipments	$1.23	$1.13	$1.09	$0.86	$0.83
Toll shipments	$0.89	$0.91	$0.88	$0.67	$0.62
Average LME price per pound	$1.167	$1.197	$1.166	$0.861	$0.778
Average Midwest premium per pound	$0.042	$0.031	$0.055	$0.056	$0.068

(1)
Net income (loss) includes an after-tax charge of $742.1 million (net of gain on settlement), or $16.58 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting, a $522.9 million tax adjustment to establish reserves on deferred tax assets, or $11.68 per basic share, a $94.9 million charge, or $2.12 per basic share for goodwill impairment and an inventory write down to market value of $55.9 million ($1.14 per basic share).

(2)	Net income (loss) includes an after-tax charge of $328.3 million, or $8.83 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.
(3)
Net income (loss) includes an after-tax charge of $241.7 million, or $7.46 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting and by a gain on the sale of surplus land.

(4)	Net income (loss) includes an after-tax charge of $198.2 million, or $6.17 per basic share for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.
(5)	Net income (loss) includes an after-tax charge of $30.4 million, or $1.06 per basic share for a loss on early extinguishment of debt.
(6)	Total debt includes all long-term debt obligations and any debt classified as short-term obligations, including, current portion of long-term debt, the IRBs and the 1.75% convertible senior notes.
(7)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of long-term debt.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We produce primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand.  The key determinants of our results of operations and cash flow from operations are as follows:

•	Our selling price is based on the LME price of primary aluminum and is influenced by regional premiums and at certain times by fixed price sales contracts.

•	In normal circumstances our facilities operate at or near capacity, and fluctuations in volume, other than through curtailments, acquisitions or expansion, generally are small.

•
The principal components of cost of goods sold are alumina, electrical power, labor and carbon products, which in aggregate were in excess of 75% of the 2008 cost of goods sold.  Many of these costs are governed by long-term contracts.

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

Cost of goods sold could exhibit significant variation in the near-term as the price of certain raw materials fall (lowering our cost of goods sold) and our facilities potentially operate at less than full capacity (increasing our cost of goods sold).  Fluctuations in the cost of alumina in our U.S. facilities are expected as the pricing in these contracts is variable and, except for the Gramercy alumina contract, based on LME prices.  Power contracts for our U.S. facilities primarily provide for fixed priced power through 2010, subject to possible adjustments for fuel costs in Mt. Holly and adjustments in tariff rates in Ravenswood, were the plant to resume operations.  Power contract pricing for Nordural is variable and based on LME prices.

Approximately 30% of Hawesville’s power requirements (141 MW) are unpriced in 2009 and 2010 and power rates for the unpriced portion are expected to be higher than those under our current long-term power contracts.  We are working with Big Rivers Electric Corporation and Kenergy Corporation on a proposal that would restructure and extend Hawesville’s existing power supply contract from 2009 through 2023.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in December 2008.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The parties involved expect the transaction to close in the second quarter of 2009.

Recent Events

The crisis in financial and credit markets has led to a pronounced downturn in global economic activity and is expected to be long in duration. The global market for commodities has deteriorated in line with the decline in the global economy. Declining demand for aluminum products in developed and developing nations, increasing stocks on the LME and other locations, and a general lack of confidence in future economic conditions, have combined to produce an unprecedented decline in the LME price for aluminum. The average LME price has fallen 62% from its high on July 11, 2008 ($3,292 per metric ton) to February 20, 2009 ($1,264 per metric ton), with the rate of decline accelerating in the fourth quarter of 2008. This decline represents one of the most, if not the most, substantial and rapid decline in the history of recorded LME prices. The average LME price for primary aluminum dropped 53% in the second half of 2008 and, at December 31, 2008, was approximately 38% lower than at December 31, 2007. At February 20, 2009, the LME price for primary aluminum was $1,264 per metric ton, or 16% lower than at December 31, 2008. At recent primary aluminum prices, we believe at least two-thirds of global primary aluminum capacity, including all of our domestic facilities, is operating below cash breakeven. While this has led to significant production curtailments, industry experts believe supply still outweighs weakened demand, as evidenced in the continuing increase in inventories in LME warehouses.

During the last several months, the primary aluminum industry has responded to these circumstances.  All but a few projects aimed at bringing significant new capacity on-stream during the next several years have been cancelled or suspended. Significant in-place capacity has been curtailed.  Based on public announcements, industry experts and our own market information, we believe more than 6 million metric tons of capacity (representing approximately 16% of global capacity) has been announced for closure in 2009. We expect additional cuts to be announced and implemented in the near future as supply still exceeds demand.

At recent primary aluminum prices, none of our U.S. smelting capacity is profitable on a cash basis. Recently, we have seen certain operating costs begin to decrease. The pricing under our alumina contracts at Ravenswood and Mt. Holly and our power contract at Grundartangi are linked to the LME price for primary aluminum. As a result, such costs have fallen. In addition, based upon discussions with our major suppliers, we believe certain of our other costs will decline in 2009 versus 2008. However, other operating expenses may not decrease to any meaningful extent or, in certain cases, may even increase.

It is our intention, through a combination of cost reduction actions and accessing of additional financial liquidity, to strengthen our position from which to address current and forecasted weak market conditions. We believe the weak conditions and pricing environment will continue through 2009, until stimulative global fiscal measures and the return of a more typical supply/demand equilibrium results in any meaningful increase in primary aluminum prices.

As described above, we believe primary aluminum producers are generally responding to the current global economic crisis by significantly curtailing production at existing facilities and suspending construction of new facilities. We believe it will take time for primary aluminum producers to resume production at plants at which they have curtailed production with cost disadvantaged facilities unlikely to restart. In addition, we expect little new capacity will enter production during the next several years, and sponsors of these postponed projects will not restart them until confidence returns relating to future economic conditions. The construction period for a major expansion or a new greenfield plant outside of China is several years. For these reasons, industry experts believe that conditions in the primary aluminum industry are likely to be strong once global economic conditions improve.

Cost Reduction Actions

As the rapid and significant deterioration in industry conditions in the second half of 2008 became evident, we began taking actions to reduce our overall cost base. During 2008, all discretionary capital spending was cancelled; the 2009 budget for capital expenditures is essentially zero, other than spending required for safe operations or compliance, which requires the approval of our Chief Operating Officer. We believe capital spending in 2009, excluding the modest activity which will continue on the Helguvik, Iceland, greenfield project (see discussion below), will be approximately $15 million compared to $54 million in 2008. We have ceased all discretionary operations-related spending at our production facilities. We have significantly reduced our SG&A spending. These actions are expected to result in an approximate 35% decrease in annualized SG&A spending as compared to 2008. Based on current operating conditions, we believe SG&A will total approximately $31 million in 2009 compared to $48 million in 2008.  Such reduction is expected to result in approximately $13 million of cash savings.

Recently, we announced and began implementation of significant cost reduction actions at our production facilities. At Ravenswood, we curtailed all operations of the plant in February 2009. We made this decision due to Ravenswood’s high operating cost in relation to our other facilities. Ravenswood’s aluminum production capacity is 170,000 mtpy.  See “Recent Developments - Ravenswood Curtailment” below.

We have also implemented an initial personnel reduction across our U.S. salaried workforce, and will make additional reductions as conditions warrant. In addition, we continue to analyze other significant potential cost reduction actions including curtailments of operations at other facilities.

Construction activity at our greenfield smelter project near Helguvik, Iceland, has been reduced to a modest level, pending an ongoing review of the project. We believe conditions in Iceland remain in place that makes this one of the most attractive locations in the world for primary aluminum production.  Subject to the project review, as well as ongoing discussions with the major constituencies in Iceland, we will proceed with a modest amount of construction and engineering activity during the coming months. We are actively working with the Government of Iceland to support an Investment Agreement, through legislation, providing governmental support for our Helguvik project similar to the one that was in place for our Grundartangi plant. This investment agreement, if accepted, would provide governmental support for the Helguvik project through, among other measures, establishing a ceiling on the tax rate payable by our Helguvik operations. In December 2008 we agreed to a prospective form of Investment Agreement with the Ministry of Industries of the Government of Iceland. Before this Investment Agreement becomes effective, an Enabling Act must be enacted by the Icelandic Parliament adopting necessary legislative changes to enable the government to enter into the Investment Agreement. In addition, the European Surveillance Authority must approve the transaction. We expect that the Icelandic Parliament will consider the Investment Agreement as early as the first quarter of 2009. On January 26, 2009, the Prime Minister of Iceland announced his resignation and that of his cabinet and called for a general election to select a new Parliament and Prime Minister. On January 27, 2009, the Icelandic president asked the Social Democratic party to form a new government. The Social Democratic party led a minority government formed with the Left Green party.  The Left Green party has generally been less supportive of aluminum projects than the parties leading the prior government.  However, to date the minority government has accepted the Helguvik project.  On February 27, 2009, this new Icelandic government agreed to forward the Enabling Act to the Parliament for enacting. We have no assurance that the Enabling Act will be passed or if passed, will be in the form agreed to by us. We expect that capital expenditures on this project during the first half of 2009 will be in the range of $25 to $30 million until and unless a decision is made to restart major construction and engineering activities. This amount includes approximately $19 million for deferred payments to suppliers. All other business development activities have been suspended.

Recent Developments

Ravenswood Curtailment

At Ravenswood, we suspended production of one potline in December 2008, representing approximately 42,500 mtpy, or approximately 25% of the plant’s capacity and recorded charges of approximately $2 million for employee severance costs. We also agreed to reduce deliveries to Alcan, our major customer at Ravenswood.  In addition, we issued a WARN Act notice on December 17, 2008, commencing a 60-day process which, at its conclusion led to the curtailment of operations of the entire plant on February 20, 2009. We initiated this process due to Ravenswood’s high operating cost in relation to our other facilities and the continued decline in the LME from December 17, 2008 through February 2009.  Ravenswood’s aluminum production capacity is 170,000 mtpy.

We expect to record approximately $27 million to $28 million in net charges related to the curtailment of Ravenswood's operations in February 2009 (the "Curtailment").   Included in the charge is approximately $26 million to $28 million for employee severance costs (including pension plan curtailments); $7 million to $8 million in contract termination and other costs associated with the Curtailment; and a gain of approximately $8 million related to other postemployment benefits plan curtailments.  We are currently evaluating the effect of the Ravenswood operations on the net carrying value of property, plant and equipment which was $80.4 million at December 31, 2008.

As a result of the curtailment of Ravenswood, we expect to incur cash losses of approximately $15 million to $20 million in 2009 to sell excess alumina that will be received under our alumina supply agreement that expires December 31, 2009.  This estimate is based on current LME prices for primary aluminum which our alumina contracts prices are based on, current reported spot prices received for sale of alumina and the expectation that a portion of this material will be available to be used in our other smelting operations.

We estimate that future cash expenditures related to the curtailment will be approximately $32 million over the next 24 months.  In addition, we expect to incur cash losses of $15 million to $20 million in connection with the sale of excess alumina, discussed above.  We estimate that ongoing activities at Ravenswood following the curtailment will result in future cash expenditures over the next 24 months of $20 million to $25 million.

Equity Offering

In February 2009, we completed a public equity offering of 24,500,000 shares of common stock at a price of $4.50 per share.  We received approximately $104.7 million in net proceeds (after underwriting discounts and commissions of approximately $5.5 million).  In addition, we incurred offering expenses of approximately $0.7 million from this offering.  See Note 26 Subsequent Events in the Consolidated Financial Statements included herein for additional information.

We intend to use the net proceeds from the sale of our common stock for general corporate purposes, including repayment of debt.

Unwind of foreign currency forward contracts

During 2008, we entered into foreign currency forward contracts to hedge our exposure to fluctuations in the Icelandic ISK for our forecasted operations at Grundartangi and forecasted capital expenditures for the Helguvik project. In October 2008, following the substantial devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.  This settlement encompassed all of our remaining foreign currency forward contracts. We paid our counterparties approximately $30.2 million, an amount based on the intrinsic values of the contracts as determined by the forward curve on the date of settlement.  The losses on the settlement of our forecasted operations costs were recorded in other comprehensive income and will be recognized in earnings over the original term of the forward contracts through September 2009.  The losses on the effective portion of the settlement of our forecasted capital expenditures for Helguvik were recorded in other comprehensive income and will be capitalized and recognized in earnings over the useful life of the Helguvik assets. We recognized losses of $15.8 million in the fourth quarter of 2008 on the ineffective portions of the forward contracts associated with the forecasted Helguvik capital expenditures. The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast of Helguvik future capital expenditures.

Final payment made for termination of forward financial sales contracts

In October 2008, we made the final $25 million principal payment to Glencore in connection with the termination of primary aluminum forward financial sales contracts entered into in November 2004 and June 2005 with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively. On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, which shares are convertible under certain circumstances into common stock at a conversion ratio of 100 shares of common stock per each share of Series A Convertible Preferred Stock.  See Note 4 Termination Transaction and Note 13 Shareholders Equity Note — Preferred Stock in the Consolidated Financial Statements included herein for additional information.  As of February 20, 2009, Glencore beneficially owned 155,787 shares of our Series A Convertible Preferred Stock, which are convertible under certain circumstances into 15,578,718 shares of common stock.  As of February 20, 2009, we believe that Glencore is the beneficial owner of approximately 38.1% of our issued and outstanding common stock.

Together, the shares of our common stock and preferred stock beneficially owned by Glencore give Glencore an approximate 48.9% economic ownership of Century.  Subject to certain limited exceptions, Glencore has agreed not to vote more than 28.5% of our voting securities nor, subject to certain limited exceptions, acquire more than 28.5% of our voting securities until April 8, 2009.  We have agreed with Glencore that if we make a widely distributed public offering for cash and Glencore is not permitted to maintain at least a 47% economic ownership of us, Glencore can purchase in the open market enough voting securities to maintain up to its 47% economic ownership interest. Following the closing of our public offering of common stock on July 16, 2008, Glencore purchased shares of our common stock in the open market to maintain its economic interest at 47%. As a result of such purchases, Glencore increased its beneficial ownership of our common stock to approximately 30.2%. Per the terms of the original agreement, Glencore agreed that any voting securities held by Glencore in excess of 28.5% until April 8, 2009, will be voted by our Board of Directors.  Upon Glencore’s participation in our January 2009 equity offering, we entered into an agreement with Glencore to amend the terms of our Standstill and Governance Agreement to increase the percentage of our voting securities that Glencore may acquire prior to April 7, 2009 and to allow Glencore to exercise voting rights with respect to any shares of our common stock it purchased in the January 2009 offering.  As a result, currently until April 7, 2009 Glencore has voting rights with respect to approximately 37% of the outstanding voting securities and thereafter would voting rights with respect to approximately 38.1% of our outstanding voting securities.  Subject to certain limited exceptions, from April 8, 2009 to January 7, 2010, Glencore may not acquire more than 49% of our voting securities. Glencore also has agreed to forego or restrict certain actions until April 8, 2009, including unsolicited business combination proposals, tender offers, proxy contests and sales of its common and preferred shares. We have given Glencore registration rights whereby we have agreed, from time to time, subject to certain restrictions, to register with the Securities and Exchange Commission the offer and sale of the common stock into which the preferred shares are convertible. For additional information about the Series A Convertible Preferred Stock, see Note 13 Shareholders Equity Note — Preferred Stock in the Consolidated Financial Statements included herein.

Results of Operations

The following discussion reflects our historical results of operations, which do not include results from:

•	the 130,000 mtpy expansion capacity of Grundartangi until it was completed in the fourth quarter of 2006;
•	the 40,000 mtpy expansion of Grundartangi until it was completed in the fourth quarter of 2007;
•	our results for 2008 also do not reflect the February 2009 curtailment of Ravenswood’s remaining three potlines; and,
•	our equity in the earnings of our 40% joint venture investments in Baise Haohai Carbon Co. since we acquired an interest in the company in April 2008.

Accordingly, the results for fiscal years 2007 and 2006 are not fully comparable to the results of operations for fiscal year 2008.  Our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our Consolidated Financial Statements included herein.

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Consolidated Statements of Operations.

	Percentage of Net Sales
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(84.2)	(79.8)	(77.6)
Gross profit	15.8	20.2	22.4
Selling, general and administrative expenses	(2.4)	(3.3)	(2.5)
Goodwill impairment	(4.8)	—	—
Operating income	8.6	16.9	19.9
Interest expense - third party	(1.2)	(1.8)	(2.4)
Interest income (expense) – related parties	(0.1)	—	—
Interest income - third party	0.4	0.6	0.1
Loss on early extinguishment of debt	—	(0.2)	—
Other income (expense)	(0.1)	—	0.4
Net loss on forward contract	(37.8)	(28.3)	(25.0)
Loss before income taxes and equity in earnings of joint ventures	(30.2)	(12.8)	(7.0)
Income tax (expense) benefit	(16.2)	6.3	3.3
Loss before equity in earnings of joint ventures	(46.4)	(6.5)	(3.7)
Equity in earnings of joint ventures	0.9	0.9	1.1
Net loss	(45.6)%	(5.6)%	(2.6)%

The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per pound shipped:

	Primary Aluminum
	Direct (1)
	Metric tons	Pounds (000)	$/pound
2008	532,320	1,173,563	$1.23
2007	531,561	1,171,889	$1.13
2006	522,819	1,152,617	$1.09
	Toll (2)
	Metric tons	Pounds (000)	$/pound
2008	271,451	598,446	$0.89
2007	235,390	518,945	$0.91
2006	157,120	346,390	$0.88

(1)	Direct shipments do not include toll shipments from Grundartangi.
(2)
Grundartangi expansion capacity start-up began in February 2006.  Annual production of 220,000 mtpy was reached in the fourth quarter of 2006.  Annual production of 260,000 mtpy was reached in the fourth quarter of 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net sales:  Net sales for the year ended December 31, 2008 increased $172.6 million to $1,970.8 million.  Higher price realizations for primary aluminum in the year ended December 31, 2008, contributed $97.1 million to the sales increase.  The monthly average LME cash prices for 2008 were down 3% from the monthly average LME cash prices in 2007.  Despite this decline, we averaged higher price realizations in 2008 because our cash flow hedges, which were in a loss position and lowered our realized prices, expired in January 2008.  Additional net sales volume contributed $75.5 million to the sales increase.  Direct shipments increased 1.7 million pounds from the same period in 2007 and toll shipments increased 79.5 million pounds from the same period in 2007 due to the Grundartangi expansion capacity that came on-stream during 2007.

Gross Profit:  For the year ended December 31, 2008, gross profit decreased $51.8 million to $311.6 million.  Improved price realizations, net of LME-based alumina and LME-based power contract cost increases, improved gross profit by $75.5 million.  Increased shipment volume contributed $29.9 million in additional gross profit.  Offsetting these gains were $157.2 million in net cost increases comprised of:  increased power and natural gas costs at our U.S. smelters, $19.9 million; increased costs for maintenance, supplies and materials, $39.1 million; increased costs for our non-LME-based alumina, $29.2 million; increased net amortization and depreciation charges, primarily at Grundartangi, $5.9 million; and other cost increases, $7.2 million.  Due to the rapid drop in LME prices in the fourth quarter of 2008, the market value of our inventory at December 31, 2008 was significantly below its cost basis, resulting in a charge to inventory and thus a reduction in gross profit of $55.9 million.

Selling, general and administrative expenses:  Selling, general and administrative expenses for the year ended December 31, 2008 decreased $11.7 million to $48.2 million.  Most of the decrease in 2008 was due to the absence of non-capitalized expenses related to the Helguvik project that occurred in 2007.

Goodwill impairment:  As a result of the goodwill impairment test performed at December 31, 2008, the entire balance of goodwill associated with the 2004 purchase of the Grundartangi facility, $94.8 million, was written off.

Interest expense- third party:  Interest expense for the year ended December 31, 2008 decreased $8.4 million to $24.5 million. The decrease in interest expense was due to the retirement of Nordural’s outstanding debt in 2007.

Interest income:  Interest income for the year ended December 31, 2008 decreased by $3.3 million to $7.8 million.  The decrease in interest income is a result of lower interest rates and average cash and short-term investment balances during 2008.

Net loss on forward contracts:  For the year ended December 31, 2008, the net loss on forward contracts was $744.4 million compared to a net loss on forward contracts of $508.9 million for 2007. The losses reported for the years ended December 31, 2008 and 2007 were primarily a result of mark-to-market losses associated with our long term financial sales contracts with Glencore that did not qualify for cash flow hedge accounting.  In July, 2008, we terminated these contracts, recording a net gain of $162.0 million ($172.4 million, net of $10.4 million in transaction costs).

In 2008, cash settlement of the financial sales contracts that did not qualify for cash flow hedge treatment accounted for $115.0 million of the net loss.  In addition, we recorded a net loss on forward contracts of $15.8 million on the ineffective portion of our ISK cash flow hedges and a net gain on forward contracts of $2.2 million related to the LME component of our power contract at the Ravenswood facility.  The remaining $778.6 million in net loss were unrealized losses as of the date our outstanding financial sales contracts that did not qualify for cash flow hedge accounting were terminated.  These amounts were offset by a $0.8 million gain in 2008 for non-cash settlements of physical delivery sales contracts that are accounted for as derivatives and marked-to-market.

In 2007, cash settlement of the financial sales contracts that did not qualify for cash flow hedge treatment accounted for $98.3 million of the net loss.  The remaining $411.0 million in net loss were unrealized losses related to our outstanding financial sales contracts that did not qualify for cash flow hedge accounting that were due for settlement in 2008 through 2015.  These amounts were offset by a $0.4 million gain for non-cash settlements of physical delivery sales contracts that are accounted for as derivatives and marked-to-market.

Tax provision:  The changes in the income tax provision were a result of changes in the level of earnings and losses within the various tax jurisdictions in which we operate, changes in the current year’s effective tax rate and a change in the West Virginia tax law.  In addition, we recorded a tax charge of $544.1 million in 2008 as a valuation allowance against certain deferred tax assets.  A significant portion of these deferred tax assets were created by the losses on our long term financial sales contracts with Glencore.  A valuation allowance was required because our current estimates of future U.S. taxable income do not support the utilization of the deferred tax assets.

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

Interest expense – third party:  Interest expense for the year ended December 31, 2007 decreased $4.1 million to $32.9 million. The decrease in interest expense is due to the retirement of Nordural’s outstanding debt in 2007 and offset by lower interest capitalized on the Grundartangi expansion during 2007.

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

Liquidity and Capital Resources

Liquidity

Our financial position and liquidity have been and will continue to be materially adversely affected by declining aluminum prices. If prices remain at current levels or continue to decline, we will have to take additional actions to reduce costs, including significant curtailment of our operations and/or raise additional financing, in order to have the liquidity required to operate through 2010, and there can be no assurance that these actions will be sufficient.

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through the sales of our equity in 2007, 2008 and in February 2009.  We are continuously exploring alternative or supplementary financing arrangements to the revolving credit facility. Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures, working capital, investments in related businesses and other general corporate requirements.

As of December 31, 2008, we had $457.8 million of indebtedness outstanding, consisting of $175 million principal amount of our 1.75% convertible senior notes, $250 million principal amount of our 7.5% senior notes, $7.8 million under our industrial revenue bonds and $25 million borrowed under our revolving credit facility.  Our revolving credit facility and the indenture governing our senior notes each contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and pursue our growth strategy.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 10 to the Consolidated Financial Statements included herein.

Our ability to pay interest and to repay or refinance our indebtedness, including our senior notes and convertible notes and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control and access to additional sources of liquidity. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to repay or service our debt obligations or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional debt or equity capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all.

Our consolidated cash and short-term investment balance at January 31, 2009 was approximately $154 million. This amount includes $25 million borrowed under our revolving credit facility during the fourth quarter of 2008 and invested in highly rated short-term securities.  During February 2009, we repaid the borrowing under our revolving credit facility and completed a public offering of 24.5 million shares of our common stock with net proceeds to us of approximately $104.7 million after underwriter discounts and commissions and before other offering costs.  Pro forma for the revolving credit facility repayment and the common stock offering proceeds, our cash and short-term investment balance at January 31, 2009 would have been $235 million.  We believe the current availability under our revolving credit facility is $35 million.  This availability has been reduced by the reduced value of our inventory and the curtailment of operations at the Ravenswood facility.  Additionally, our revolving credit facility will mature in September 2010, and the holders of our $175 million principal amount of convertible notes have an option to require us to repurchase all or any portion of these securities at par in August 2011 and to require us to settle in cash as market prices up to the principal amount of the convertible notes upon conversion, which may occur at any time.  Each of these events which will increase our liquidity needs.

Our U.S. operations are not cash flow positive at recent aluminum prices and our Icelandic operations are breaking even.  We completed an equity offering in January 2009 to provide additional liquidity.  Forecasts of primary aluminum prices for 2009 recently published by various industry analysts have generally been in the range of $1,550 to $1,650 per metric ton.  Assuming the lower end of this range, and taking into account our current balance of cash and short-term investments, availability under our revolving credit facility and the proceeds of the January 2009 offering and other operating and financial assumptions, we would expect to have sufficient liquidity to fund our operations for approximately the next 18 months.  If primary aluminum prices were to remain on average at or around recent levels of $1,350 per metric ton, we would expect such liquidity would be sufficient to fund our operations through the end of 2009.  We believe we also have options to further curtail operations.  The result of such actions would, at recent metal prices, reduce our cash losses and thus improve our liquidity, even after accounting for the cost of implementing such actions.  Actual results could differ materially from our estimates if aluminum prices are different, any of our key assumptions as to our production levels and operating costs prove incorrect, we cannot obtain the liquidity we expect, changes in Icelandic rules limit our access to cash flow from our Icelandic operations, or due to any of the factors described under Item 1A, “Risk Factors” included herein.

Potential Additional Sources of Liquidity

While we do not have other committed sources of capital, we believe we have identified potential alternative sources of liquidity in the near term in addition to our cash balances and short-term investments.  Upon the possible closing of a new long-term power contract for Hawesville, we expect to receive a cash payment of $45 million; the possible closing is expected by the second quarter of 2009. This closing is subject to contractual conditions, which include obtaining the approvals of federal and state regulatory agencies; and we cannot assure whether or when the closing will occur.  In February 2009, we received $10.1 million refund from the Internal Revenue Service (“IRS”) for estimated federal income taxes paid in respect of the 2008 tax year.  On February 24, 2009, we filed a carry back refund claim under Section 6411 of the Internal Revenue Code of 1986, as amended, seeking refunds in the amounts of $56.3 million and $28.1 million, respectively, for federal income taxes paid in respect of the 2006 and 2007 tax years.  Both of these claims relate, in part, to the federal income tax loss generated upon the termination in July 2008 of our forward financial sales contracts. We believe that the IRS is obligated to pay this claim within 90 days of our filing or it must begin to accrue interest on the claim. There can be no assurance that the IRS will pay the claim within the required period rather than accruing interest on the claim. Furthermore, if the claims are timely paid by the IRS, they could be subject to further challenge by the IRS in a subsequent audit proceeding, in which case we may be required to return to the IRS some or all of the refund and pay interest on the returned amount.

Given the state of the financial and credit markets and our current and expected liquidity and capital resource needs, we are exploring a variety of financing transactions.  These may include equity, equity-linked and short and/or long-term debt financings on a secured or unsecured basis by Century, its subsidiaries or a combination of Century and its subsidiaries.  We may also explore project financings and nontraditional structures that could include an offering of securities or loans by a subsidiary on a nonrecourse basis.  We might also explore exchange offers with our existing security holders and transactions with our outstanding securities given their secondary market trading prices.  If we were to affect an equity or equity-linked securities offering, it might result in dilution to existing shareholders.  If we were to incur debt, we would become more leveraged and would have higher interest expense.  We cannot assure you that, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms or at all.

Credit Rating Downgrades

Two major credit rating agencies have recently changed the status of our ratings on a general basis and of our specific debt securities. On January 30, 2009, Standard & Poor’s removed their CreditWatch and downgraded our credit rating to “B” with a negative outlook from “BB-“.  Standard & Poor’s has stated that the downgrade reflects their expectation that operating results will deteriorate over the next several quarters due to continued low aluminum prices that are unlikely to show significant improvement until general economic activity picks up globally and high inventory levels are reduced.  According to Standard & Poor’s, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB”, but the obligor currently has the capacity to meet its financial commitment on the obligation.  Adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation.  On December 17, 2008, Moody’s Investors Service downgraded our credit rating to “B2” from “Ba3” and kept our ratings under review for further possible downgrade. Moody’s has stated the “B2” corporate family rating reflects Moody’s expectation that earnings and cash flow will be pressured by the impact of substantially lower aluminum prices on our higher cost U.S. operations.  According to Moody’s, obligations rated “B” are considered speculative and subject to high credit risk. A security rating is not a recommendation to buy, sell or hold securities, it may be subject to revision or withdrawal at any time by the assigning rating organization and each rating should be evaluated independently of any other rating. These recent actions by Standard & Poor’s and Moody’s, and any further actions the credit rating agencies may take, could negatively impact our ability to access liquidity in the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.

Capital Resources

We intend to finance our future capital expenditures from available cash, our cash flow from operations and from future capital raising.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, our ability to access the capital markets and our financial condition. If additional capital resources are unavailable, we may further curtail construction and development activities.

Capital expenditures for 2008 were $124.9 million, $80.3 million of which was related to the expansion projects at Grundartangi and the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2009, excluding the modest activity which will continue on the Helguvik greenfield project, will be approximately $15 million compared to $54 million in 2008.

In light of current global financial and economic conditions, we are reviewing our capital plans and reducing, stopping or deferring all non-critical capital expenditures in our existing smelters. We have made and continue making modest capital expenditures for the construction and development of our new Helguvik smelter project. In 2008, we expended approximately $71 million in capital expenditures for the Helguvik greenfield project.  From inception through December 31, 2008, we expended approximately $83 million for Helguvik.  We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and weakening commodity prices. During this evaluation process, we have significantly reduced spending on the project; we expect that capital expenditures on this project during 2009 will be in the range of $25 to $30 million until and unless a decision is made to restart major construction and engineering activities. This amount includes approximately $19 million for deferred payments to suppliers.  See Item 1A, “Risk Factors — Construction at our Helguvik smelter site is under review” included herein.

Historical

Our Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006 are summarized below:

	2008	2007	2006
	(dollars in thousands)
Net cash (used in ) provided by operating activities	$(665,438)	$(5,755)	$185,353
Net cash used in investing activities	(159,731)	(108,571)	(211,937)
Net cash provided by financing activities	893,607	78,923	105,197
Net change in cash	$68,438	$(35,403)	$78,613

Net cash used in operating activities in 2008 was $665.4 million, which included a net $266.5 million source of cash from the sale of short-term investments and a use of $929.5 million as payment for the termination of fixed price forward financial sales contracts.  This was partially offset by increased cash from operations due to improved price realizations and the additional shipment volume from Grundartangi compared to the same period in 2007.

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

Net cash from operating activities of $185.4 million in 2006 was $50.5 million higher than the same period in 2005.  This increase was a direct result of improved price realizations and the added margin contributions from the expansion capacity at Grundartangi.

Net cash used in investing activities in 2008 was $159.7.0 million, an increase of $51.1 million from 2007.  This increase was due primarily to higher expenditures for the Helguvik greenfield project and investments in and advances made to joint ventures.

Net cash used in investing activities in 2007 was $108.6 million, a decrease of $103.4 million from 2006.  This decrease was due primarily to lower expenditures for the Grundartangi expansion project.

Net cash used in investing activities in 2006 was $211.9 million of which $193.5 million were expenditures on the Grundartangi expansion project, $23.6 million for purchases of property, plant and equipment, $7.8 million proceeds from the sale of property, plant, and equipment and restricted and other cash deposits during the year of $2.6 million.

Net cash provided by financing activities during 2008 was $893.6 million.  We received $929.5 million in net proceeds from the issuance of preferred stock in connection with the settlement of fixed price primary aluminum financial sales contracts.  We received $443.7 million in net proceeds from the issuance of common stock from our equity offering in July 2008 and the exercise of stock options.  We used the proceeds of the equity offering and available cash to pay $505.2 million to a related party for a deferred settlement associated with the termination of financial sales contracts.  In addition, we borrowed $35.0 million and repaid $10.0 million from our revolving line of credit and recognized a $0.6 million tax benefit from our share-based compensation programs.

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

Critical Accounting Estimates

Our significant accounting policies are discussed in Note 1 of the Consolidated Financial Statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on the presentation of our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postemployment benefits, deferred tax assets and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

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

Therefore, as of December 31, 2008, we selected a discount rate of 6.00% for all our pension plans and a discount rate of 5.75% for our other postemployment benefit plans.

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans in 2008:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(6.4)	$7.1
Other postemployment benefit (“OPEB”) plans	$(16.1)	$18.1

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

Century assumes medical inflation is initially 10%, declining to 5% over six years and thereafter.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2008:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$3.6	$(3.0)
Effect on accumulated postretirement benefit obligation	$39.7	$(31.8)

Deferred Income Tax Assets

We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will or may not be realized, a valuation allowance is established.  When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly.  Changes in the tax laws, statutory tax rates and future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements.  If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision, resulting in a reduction of net income and shareholders’ equity.

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We recorded a valuation allowance of $558 million against a portion of our deferred tax assets as of December 31, 2008, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses and unfavorable future market conditions.

Property, Plant and Equipment Impairment

We review our property, plant and equipment whenever events or circumstances indicate that the carrying amount of these assets (asset group) may not be recoverable.  The carrying amount of the assets (asset group) is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset (asset group).  In that case, an impairment loss would be recognized for the amount the carrying amount exceeds the fair value of the assets (asset group), with the fair value determined using a discounted cash flow calculation.  These estimates of future cash flows include management’s assumptions about the expected use of the asset (asset group), the remaining useful life, expenditures to maintain its service potential, market and cost assumptions.

Determination as to whether and how much an asset is impaired involves significant management judgment involving highly uncertain matters, including estimating the future success of product lines, future sales volumes, future selling prices and cost, alternative uses for the assets, and estimated proceeds from the disposal of the assets.  However, the impairment reviews and calculations are based on estimates and assumptions that take into account our business plans and long-term investment decisions at the time of such impairment reviews.

We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of the global economic crisis and weakening commodity prices.  The capital expenditures capitalized through December 31, 2008 related to the Helguvik project is $89.0 million.  In evaluating the construction in progress at Helguvik we considered the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and concluded that the undiscounted future cash flows exceeds the expected cost of constructing the Helguvik project.  If the global economy and commodity prices do not stabilize and we were to not restart construction, we would recognize a loss on our investment at the time that a decision was made to abandon the project.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was $80.4 million at December 31, 2008.  If the carrying value of the asset group were to exceed the fair value of the asset group based on the estimated future undiscounted cash flows, we would recognize a loss on all or a portion of the assets at the time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility would resume once LME prices for primary aluminum increase and are sustained.

Goodwill

We recorded $94.8 million of goodwill as a result of the acquisition of Nordural.  We test our goodwill annually for impairment in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value.  If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized.  We tested our goodwill again in the fourth quarter due to the worldwide downturn in the primary aluminum market.  At that time, we determined that 100% of the goodwill was impaired and recognized a $94.8 million impairment loss.

The analysis of potential goodwill requires a two-step process and requires significant assumptions about future market conditions.  The first step is the estimation of fair value of the reporting unit.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill is impaired when the implied fair value of goodwill is less than its carrying value.

For this analysis, we measured the fair value of the Nordural Grundartangi operating unit using a discounted cash flow model.  Inputs to that analysis include significant estimates about future primary aluminum prices, expected operating costs, expected cash flow assumptions and other material estimates, including the expected service life.  Based on our analysis, the implied fair value of goodwill was less than its carrying value, primarily due to the global economic downturn and significant decrease in commodity prices.  We recorded a non-cash impairment charge of $94.8 million on the statement of operations.

Environmental Expenditures

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.8 million and $0.8 million at December 31, 2008 and December 31, 2007, respectively.  We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We expect to incur operating expenses relating to environmental matters of $11 to 12 million in 2009, 2010 and 2011, respectively.  These amounts do not include any projected capital expenditures or operating expenses for our joint ventures.  As part of our general capital expenditure plan, we also expect to incur modest capital expenditures for other capital projects that may, in addition to improving operations, reduce certain environmental impacts.  See Note 17 Commitments and Contingencies to the Consolidated Financial Statements included herein.

Other Contingencies

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings.” and Note 17 Commitments and Contingencies to the Consolidated Financial Statements included herein for additional information.

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

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	Thereafter
	(dollars in millions)
Long-term debt (1)	$458	$—	$25	$—	$—	$—	$433
Estimated interest payments (2)	156	22	22	22	22	22	46
Purchase obligations (3)	2,657	403	391	306	306	249	1,002
OPEB obligations (4)	118	8	9	10	11	12	68
Other liabilities (5)	80	26	21	7	5	4	17
Total	$3,469	$459	$468	$345	$344	$287	$1,566

(1)
Long-term debt includes principal repayments on the senior notes, convertible notes, the IRBs and outstanding balances on the revolving credit facility and is based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  The holders of our 1.75% convertible notes have an option to require us to repurchase all or any portion of these securities at par in August 2011 and to require us to settle in cash as market prices up to the principal amount of the convertible notes upon conversion, which may occur at any time.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2008 rate for that debt continues until the respective due date.

(3)
Purchase obligations include long-term alumina, electrical power contracts and anode contracts.  Nordural's power contracts and our domestic alumina contracts, except for our Gramercy alumina contract, are priced as a percentage of the LME price of primary aluminum.  We assumed an LME price consistent with the LME forward market at December 31, 2008.  Our Gramercy long-term alumina contract has variable cost-based pricing. The Gramercy refinery is currently operating at a reduced production capacity. We used Gramercy production and cost forecasts to calculate the expected future cash flows for this contract.  A portion of certain Nordural anode contracts are denominated in euros. We assumed a $1.30/euro conversion rate to estimate the obligations under these contracts.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2018, which are unfunded.
(5)
Other liabilities include our expected severance benefit cost for the Ravenswood curtailment, SERB benefit payments, workers' compensation benefit payments, settlement payments and asset retirement obligations and uncertain tax positions.  Expected benefit payments for the SERB plans, which are unfunded, are included for 2009 through 2017.  Asset retirement obligations are estimated disposal costs for the potliner in service.  As of December 31, 2008, the gross liability for uncertain tax positions under FIN No. 48 is approximately $21.6 million.  We have not included the remaining FIN No. 48 obligations in the contractual obligations table as we are unable to provide a reasonable estimate of the timing of future settlements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Sensitivity

We are exposed to price risk for primary aluminum. We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery and through financial instruments.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.

Forward Physical Delivery Agreements

Long-term Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	14 million pounds per month	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement (4)	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)	A force majeure at the Alcan facility reduced our January 2009 shipments under this contract approximately 3 million pounds.
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

Long-term Tolling Contracts

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 84,047 metric tons and 96,807 metric tons of primary aluminum at December 31, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 330 metric tons and 2,818 metric tons of primary aluminum at December 31, 2008 and December 31, 2007, respectively, of which 319 metric tons at December 31, 2008 and none at December 31, 2007 were with Glencore.

Forwards and Financial Purchase Agreements

Financial Sales Agreements

All of the outstanding financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  See Note 4 Termination Transaction in the Consolidated Financial Statements included herein for additional information.  As of December 31, 2008, we had no fixed price financial sales contracts outstanding.  We had no fixed price financial contracts to purchase aluminum at December 31, 2008 or December 31, 2007.  Glencore was the counterparty for all of the primary aluminum financial sales contracts.

Financial Purchase Agreements

Natural Gas

To mitigate the volatility of the natural gas markets, we enter into fixed-price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

	Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	December 31, 2008	December 31, 2007
2008	—	1,150
2009	3,340	—
Total	3,340	1,150

On a hypothetical basis, a $1.00 per MMBTU decrease in the market price of natural gas is estimated to have an unfavorable impact of $3.3 million after tax on accumulated other comprehensive income for the period ended December 31, 2008 as a result of the forward natural gas financial purchase contracts outstanding at December 31, 2008.

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Grundartangi’s labor costs, maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project, although we are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and weakening commodity prices.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

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

Each month, when we settled the foreign currency forward contracts, the realized gain or loss on our cash flow hedges for Grundartangi operating costs are recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Helguvik capital expenditures is accumulated in other comprehensive income and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.

Unwind of foreign currency forward contracts

In October 2008, following a significant devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining outstanding forward contracts that extended through September 2009.  This settlement represented all of our remaining foreign currency forward contracts.  We paid our counterparties approximately $30.2 million, an amount based on the intrinsic values of the contracts as determined by the forward curve on the date of settlement.

We recognized losses of approximately $15.8 million in the fourth quarter of 2008 on the ineffective portions of the settled ISK forward contracts for the forecasted Helguvik capital expenditures. The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik capital expenditures.

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to Century’s board of directors.

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Because all of our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 8% of our production.  As of February 28, 2009, approximately 25% of our production for 2009 was hedged by our LME-based alumina contracts, Grundartangi’s electrical power and tolling contracts, and by fixed price forward delivery.

Subprime and Related Risks

Asset-backed securities related to subprime consumer mortgages experienced a significant increase in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We believe that approximately 2.5% of our pension assets are invested in various subprime investments.  The approximate value of these assets at December 31, 2008 was $1.5 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense and future funding requirements as these losses are amortized over the service life of the participants.

At December 31, 2008, we had approximately $13.7 million invested in short-term investments of highly-rated municipal bonds.  The risk associated with these investments is a default by the underlying issuer.  We only invest in highly-rated municipal bonds and we diversify our investment portfolio.  A hypothetical default in our largest position at December 31, 2008 would result in a loss of approximately $6.0 million.

Our primary financial instruments are cash and short-term investments, including cash in bank accounts, other highly-rated money market investments and government securities which are classified as cash equivalents and tax-exempt municipal bonds, which are classified as short-term investments.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	50-51
Consolidated Balance Sheets at December 31, 2008 and 2007	52
Consolidated Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	53
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	54-55
Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	56
Notes to the Consolidated Financial Statements	57-100

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 16 to the consolidated financial statements, in 2007 the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 27, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 27, 2009

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2008	2007
ASSETS
Cash	$129,400	$60,962
Restricted cash	865	873
Short-term investments	13,686	280,169
Accounts receivable — net	60,859	93,451
Due from affiliates	39,062	26,693
Inventories	138,111	175,101
Prepaid and other current assets	99,861	40,091
Deferred taxes — current portion	32,290	69,858
Total current assets	514,134	747,198
Property, plant and equipment — net	1,340,037	1,260,040
Intangible asset — net	32,527	47,603
Goodwill	—	94,844
Deferred taxes – less current portion	—	321,068
Due from affiliates – less current portion	7,599	—
Other assets	141,802	107,518
TOTAL	$2,036,099	$2,578,271
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$102,143	$79,482
Due to affiliates	70,957	216,754
Accrued and other current liabilities	58,777	60,482
Accrued employee benefits costs — current portion	12,070	11,997
Convertible senior notes	175,000	175,000
Industrial revenue bonds	7,815	7,815
Total current liabilities	426,762	551,530
Senior unsecured notes payable	250,000	250,000
Revolving credit facility	25,000	—
Accrued pension benefits costs — less current portion	50,008	14,427
Accrued postretirement benefits costs — less current portion	219,539	184,853
Due to affiliates – less current portion	—	913,683
Other liabilities	33,464	39,643
Deferred taxes	71,805	62,931
Total noncurrent liabilities	649,816	1,465,537
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized; 155,787 shares issued and outstanding at December 31, 2008)	2	—
Common stock (one cent par value, 100,000,000 shares authorized; 49,052,692 and 40,988,058 shares issued and outstanding at December 31, 2008 and 2007, respectively)	491	410
Additional paid-in capital	2,240,014	857,787
Accumulated other comprehensive loss	(137,208)	(51,531)
Accumulated deficit	(1,143,778)	(245,462)
Total shareholders’ equity	959,521	561,204
TOTAL	$2,036,099	$2,578,271

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2008	2007	2006
NET SALES:
Third-party customers	$1,474,815	$1,449,750	$1,299,035
Related parties	495,961	348,413	259,531
	1,970,776	1,798,163	1,558,566
Cost of goods sold	1,659,152	1,434,700	1,210,044
Gross profit	311,624	363,463	348,522
Selling, general and administrative expenses	48,223	59,920	39,363
Goodwill impairment	94,844	—	—
Operating income	168,557	303,543	309,159
Interest expense – third party	(24,496)	(32,899)	(37,002)
Interest expense – related parties	(1,145)	—	—
Interest income – related parties	318	—	—
Interest income – third party	7,481	10,790	1,705
Net loss on forward contracts	(744,448)	(508,875)	(389,839)
Loss on early extinguishment of debt	—	(2,461)	—
Other income (expense) — net	(2,178)	(841)	6,898
Loss before income taxes and equity in earnings of joint ventures	(595,911)	(230,743)	(109,079)
Income tax (expense) benefit	(319,311)	113,849	52,041
Loss before equity in earnings of joint ventures	(915,222)	(116,894)	(57,038)
Equity in earnings of joint ventures	16,906	15,645	16,083
Net loss	$(898,316)	$(101,249)	$(40,955)
LOSS PER COMMON SHARE:
Basic and Diluted	$(20.07)	$(2.72)	$(1.26)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance, December 31, 2005		$—	$322	$419,009	$(91,418)	$(95,358)	$232,555
Comprehensive income (loss) – 2006
Net loss – 2006	$(40,955)					(40,955)	(40,955)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $57,556 tax	(85,309)
Net amount reclassified to income, net of $(48,734) in tax	83,186
Minimum pension liability adjustment, net of $1,631 in tax	(2,532)
Other comprehensive loss	(4,655)				(4,655)		(4,655)
Total comprehensive loss	$(45,610)
Adjustment to initially apply SFAS No. 158, net of $46,161 tax					(70,499)		(70,499)
Excess tax benefits from share-based compensation				1,394			1,394
Share-based compensation expense				5,582			5,582
Issuance of common stock – compensation plans			3	6,285			6,288
Balance, December 31, 2006		$—	$325	$432,270	$(166,572)	$(136,313)	$129,710
Comprehensive income (loss) – 2007
Net loss – 2007	$(101,249)					(101,249)	(101,249)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $448 tax	7,730
Net amount reclassified to income, net of $(57,773) tax	82,512
Defined benefit plans and other postretirement benefits:
Net gain arising during the period, net of $(15,424) tax	20,730
Prior service cost arising during the period, net of $2 tax	(3)
Amortization of net loss, net of $(2,643) tax	3,553
Amortization of prior service cost, net of $612 tax	(822)
Change in equity in investee other comprehensive income, net of $(2,229) tax:	1,341
Other comprehensive income	115,041				115,041		115,041
Total comprehensive income	$13,792
Adjustment to retained earnings upon adoption of FIN 48						(7,900)	(7,900)
Excess tax benefits from share-based compensation				588			588
Share-based compensation expense				5,962			5,962
Issuance of common stock – compensation plans			2	4,904			4,906
Issuance of common stock – equity offering, net			83	414,063			414,146
Balance, December 31, 2007		$—	$410	$857,787	$(51,531)	$(245,462)	$561,204

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Dollars in thousands)
	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance, December 31, 2007		$—	$410	$857,787	$(51,531)	$(245,462)	$561,204
Comprehensive income (loss) – 2008
Net loss – 2008	$(898,316)					(898,316)	(898,316)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(34,334)
Net gain reclassified to income, net of $(2,206) tax	(3,442)
Net amount of foreign currency cash flow hedges reclassified as income, net of $0 tax	18,892
Defined benefit plans and other postretirement benefits:
Net loss arising during the period, net of $0 tax	(62,842)
Amortization of net loss, net of $(1,215) tax	2,170
Amortization of prior service cost, net of $429 tax	(766)
Change in equity in investee other comprehensive income, net of $0 tax:	(5,355)
Other comprehensive loss	(85,677)				(85,677)		(85,677)
Total comprehensive loss	$(983,993)
Excess tax benefits from share-based compensation				657			657
Share-based compensation expense				4,381			4,381
Issuance of common stock – compensation plans			2	6,544			6,546
Issuance of preferred stock		2		929,478			929,480
Conversion of preferred stock to common stock			4	(4)			—
Issuance of common stock – equity offering, net			75	441,171			441,246
Balance, December 31, 2008		$2	$491	$2,240,014	$(137,208)	$(1,143,778)	$959,521

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(898,316)	$(101,249)	$(40,955)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Unrealized net loss on forward contracts	602,389	411,023	333,081
Goodwill impairment	94,844	—	—
Lower of cost or market adjustment	55,865	—	—
Depreciation and amortization	84,268	78,060	69,220
Deferred income taxes	329,526	(131,819)	(126,342)
Pension and other post retirement benefits	16,430	12,688	14,561
Workers’ compensation	(359)	(743)	987
Stock-based compensation	11,753	5,962	5,582
Excess tax benefits from share-based compensation	(657)	(588)	(1,394)
Loss (gain) on disposal of assets	49	69	(6,851)
Non-cash loss on early extinguishment of debt	—	2,461	—
Undistributed earnings of joint ventures	(16,906)	(15,645)	(16,083)
Change in operating assets and liabilities:
Accounts receivable — net	32,592	19,920	(30,355)
Purchase of short-term trading securities	(106,532)	(721,271)	—
Sale of short-term trading securities	373,015	441,102	—
Due from affiliates	(12,369)	10,850	(18,904)
Inventories	(18,839)	(26,080)	(28,524)
Prepaids and other current assets	11,502	(12,540)	89
Accounts payable, trade	(1,515)	18,211	9,608
Due to affiliates	(1,153,348)	13,188	9,701
Accrued and other current liabilities	(69,728)	(16,912)	18,965
Other — net	898	7,558	(7,033)
Net cash (used in) provided by operating activities	(665,438)	(5,755)	185,353
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(44,536)	(24,240)	(23,602)
Nordural expansion	(80,314)	(88,764)	(193,511)
Investments in and advances to joint ventures	(36,974)	—	—
Payment received on advances from joint ventures	1,754	—	—
Restricted and other cash deposits	8	3,738	(2,583)
Proceeds from sale of property, plant, and equipment	331	695	7,759
Net cash used in investing activities	(159,731)	(108,571)	(211,937)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	30,000	109,000
Repayment of long-term debt	—	(369,436)	(581)
Repayment of long-term debt – related party	(505,198)	—	—
Borrowings under revolving credit facility	35,000	—	—
Repayment under revolving credit facility	(10,000)	—	(8,069)
Excess tax benefits from share-based compensation	657	588	1,394
Issuance of preferred stock	929,480	—	—
Issuance of common stock, net	443,668	417,771	3,453
Net cash provided by financing activities	893,607	78,923	105,197
CHANGE IN CASH	68,438	(35,403)	78,613
CASH, BEGINNING OF YEAR	60,962	96,365	17,752
CASH, END OF YEAR	$129,400	$60,962	$96,365

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except share and per share amounts)

1.	Summary of Significant Accounting Policies

Organization and Basis of Presentation — Century Aluminum Company (“Century Aluminum,” “Century,” “we”, “us”, “our” or “ours”) is a holding company, whose principal subsidiaries are Century Aluminum of West Virginia, Inc. (“Century of West Virginia”), Berkeley Aluminum, Inc. (“Berkeley”), Century Kentucky, Inc. and Nordural ehf (“Nordural”).  Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”).  Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly.  The remaining interest in the partnership and the remaining undivided interest in Mt. Holly are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa (“ASC”).  ASC manages and operates Mt. Holly pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes their own alumina, for conversion to aluminum, and is responsible for their pro rata share of the operating and conversion costs.  Century Kentucky, Inc. operates a primary aluminum reduction facility in Hawesville, Kentucky (“Hawesville”).  Nordural Grundartangi ehf operates a primary aluminum reduction facility in Grundartangi, Iceland (“Grundartangi”).

In addition to our primary aluminum assets, we have 50% joint venture interests in the Gramercy alumina refinery, located in Gramercy, Louisiana (“Gramercy”) and St. Ann Bauxite, a related bauxite mining operation in Jamaica. The Gramercy refinery supplies substantially all of the alumina used for the production of primary aluminum at Hawesville.  We also own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  BHH, in addition to its Chinese customers, supplies anodes to Grundartangi.

Prior to April 1996, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”).  In April 1996, we completed an initial public offering of our common stock. At December 31, 2008, Glencore owned 30.2% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock convertible in certain circumstances into 15,578,718 common shares.  Together, the shares of our common stock and preferred stock beneficially owned by Glencore give Glencore an approximate 47% economic interest in Century.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase of alumina, tolling agreements and forward primary aluminum financial sales contracts.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all significant intercompany transactions and accounts.  Berkeley’s interest in the Mt. Holly partnership and our interest in the Gramercy, St. Ann Bauxite and BHH joint ventures are accounted for under the equity method.  Our equity in the earnings of St. Ann Bauxite is recorded net of Jamaican taxes.

Revenue recognition— Revenue is recognized when title and risk of loss pass to customers in accordance with contract terms.  In some instances, we invoice our customers prior to physical shipment of goods.  In such instances, revenue is recognized only when the customer has specifically requested such treatment and has made a commitment to purchase the product.  The goods must be complete, ready for shipment and physically separated from other inventory with risk of ownership passing to the customer.  We must retain no performance obligations and a delivery schedule must be obtained.  Sales returns and allowances are treated as a reduction of sales and are provided for based on historical experience and current estimates.

Cash and Cash Equivalents — Cash equivalents are comprised of cash, money market funds and short-term investments having maturities of less than 90 days at the time of purchase. The carrying amount of cash equivalents approximates fair value.

Short-term investments – We account for short-term investment securities in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  At December 31, 2008, our short-term investments primarily consist of investments in tax-exempt municipal bonds.  These investments were classified as trading securities and recorded at fair value with unrealized holding gains and losses included in interest income.

We held investments in Variable Rate Demand Notes (“VRDNs”) in 2007 which were tax-exempt municipal bonds that were purchased from a remarketing agent.  We could tender the notes to the remarketing agent whenever the rates were reset, usually upon a seven-day notice.  While the securities were long-term municipal bonds, the ability to tender the notes to the remarketing agent upon short notice provides liquidity and allows the investments to be classified as current assets.  As of December 31, 2008, we did not hold any VRDNs and all investments were successfully remarketed.

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $1,000 at December 31, 2008 and 2007.

Inventories — Our inventories are stated at the lower of cost (using the first-in, first-out (“FIFO”) method) or market.

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

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  We recognized no impairment losses on our long-lived fixed assets during 2008, 2007 or 2006.

Goodwill and Intangible Asset – We recorded $94,844 of goodwill as a result of the acquisition of Nordural in 2004.  We test our goodwill annually for impairment in the second quarter of the fiscal year and at other times whenever events or circumstances indicate that the carrying amount of goodwill may exceed its fair value. If the carrying value of goodwill exceeds its fair value, an impairment loss will be recognized.  We tested our goodwill again in the fourth quarter of 2008 due to the worldwide downturn in the primary aluminum market.  We determined that 100% of the goodwill was impaired and recognized a $94,844 impairment loss.  No impairment loss was recorded in 2007 or 2006.

The analysis of goodwill requires a two-step process.  The first step is the estimation of fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of impairment, if any.  Goodwill is impaired when the implied fair value of goodwill is less than its carrying value.

For this analysis, we estimated the fair value of the Nordural Grundartangi reporting unit using a discounted cash flow model.  Inputs to that model include various estimates, such as future primary aluminum prices, operating costs, discount rates and cash flow assumptions.  Based on our analysis, the implied fair value of goodwill was less than its carry value and a non-cash impairment charge of $94,844 was recorded on the Consolidated Statements of Operations.

The changes in carrying amount of goodwill are as follows:

Goodwill
Balance as of January 1, 2008	$94,844
Impairment charge	(94,844)
Balance as of December 31, 2008	$—

Our intangible asset consists of the power contract acquired in connection with our acquisition of Hawesville.  The contract value is being amortized over its remaining term (through 2010) using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of December 31, 2008 and 2007, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $123,459 and $108,383, respectively.

For the years ended December 31, 2008, 2007 and 2006, amortization expense for the intangible asset totaled $15,076, $13,991 and $13,049, respectively.  The estimated aggregate amortization expense for the intangible asset (assuming the power contract is not renegotiated) for the remainder of the contract term is as follows:

	For the year ending December 31,
	2009	2010
Estimated amortization expense	$16,149	$16,378

The intangible asset is reviewed for impairment in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 144, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

Other Assets — At December 31, 2008 and 2007, other assets consist primarily of Century’s investment in the Mt. Holly partnership, the investment in the Gramercy, St. Ann Bauxite and BHH joint ventures, deferred financing costs, deferred pension assets, and cash surrender value of life insurance policies. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.   Deferred financing costs are amortized on a straight-line basis over the life of the related financing.

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

Income Taxes — We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  We recorded a valuation allowance of $538,803 against a portion of our federal and state deferred tax assets as of December 31, 2008, due to our belief that it is more likely than not that these assets will not be realized.  We recorded a valuation allowance of $19,206 and $13,881 against a portion of our Icelandic and Hong Kong NOL deferred tax assets as of December 31, 2008 and December 31, 2007, respectively, due to our belief that it is more likely than not that these assets will not be realized.

We have removed our election to permanently reinvest foreign earnings for 2009.  We recorded deferred income taxes of $30,394 related to the change in our election.  We did not change the election in place for years prior to December 31, 2007.  See Note 16 Income Taxes for additional information.

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

Forward Contracts and Financial Instruments — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts to be settled in cash to manage our exposure to changing primary aluminum prices. We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices.  See Note 18 for additional information about these contracts.

Certain physical delivery and financial sales contracts for primary aluminum that are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the LME price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net gain (loss) on forward contracts.  See Note 4 Termination Transaction for additional information about our financial sales contracts for primary aluminum.

Financial Instruments — Our receivables, payables, debt related to industrial revenue bonds (“IRBs”) and forward financial contracts are carried at amounts that approximate fair value. At December 31, 2008 and 2007, our 7.5% senior unsecured notes and 1.75% convertible senior notes had carrying amounts of $250,000 and $175,000, respectively.  At December 31, 2008, we estimated the fair values based on the last available trading data of the 7.5% senior unsecured notes and 1.75% convertible senior notes were $145,000 and $94,624, respectively.  At December 31, 2007, the estimated fair value of the 7.5% senior unsecured notes and 1.75% convertible senior notes were $251,250 and $325,589, respectively.

Concentration of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables and short-term investments.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers.  At December 31, 2008, we had approximately $13,686 invested in short-term investments of highly-rated municipal bonds.  The risk associated with these investments is a default by the underlying issuer.

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

Stock-Based Compensation — We adopted SFAS No. 123(R), “Share-Based Payment” effective January 1, 2006.  We use the Black-Scholes option-pricing model to estimate the fair value of our stock option grants and service-based share awards on the grant date of the share award.  Information about our assumptions used to determine the fair value of the grants in 2008, 2007 and 2006 is available in Note 14.

Recently Issued Accounting Standards–FSP APB 14-1.  In May 2008, the FASB issued FASB Staff Position (‘FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We expect the adoption of FSP APB 14-1 will impact the current presentation of our senior unsecured convertible notes.  We will separately account for the liability and equity components of our convertible notes.  Additionally, we will make a retrospective restatement of previous financial statements to reflect the “non-convertible” borrowing rate for which the convertible notes were outstanding and a cumulative effect of the change in accounting principle for periods prior to presentation will be recognized.  We have not completed the analysis of the impact of the adoption of this FSP on our financial position, cash flows and results of operations at this time.

SFAS No. 160.  In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51.”  SFAS No. 160 amends ARB No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS No. 160 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and the interim periods within those years.  SFAS No. 160 will be effective for Century on January 1, 2009.  We do not expect the adoption of SFAS No. 160 will have material impact on our financial position and results of operations.

SFAS No. 161.  In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No.133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This pronouncement becomes effective for Century on January 1, 2009.  This pronouncement only requires more robust disclosures for our derivative and hedging activities, the adoption of SFAS No. 161 will not have a significant impact on our Consolidated Financial Statements.

SFAS No. 141R. In December 2007 issued SFAS No. 141R, “Business Combinations” which replaces SFAS No. 141, “Business Combinations.” This statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Statement 141 did not define the acquirer, although it included guidance on identifying the acquirer, as does this Statement. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses.  This Statement retains the guidance in Statement 141 for identifying and recognizing intangible assets separately from goodwill.

SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date.  That is a significant change from the previous cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.  Previous guidance resulted in some assets and liabilities not being recognized at the acquisition date, and also resulted in measuring some assets and liabilities at amounts other than their fair values at the acquisition date.  For example, Statement 141 required the acquirer to include the costs incurred to effect the acquisition (acquisition-related costs) in the cost of the acquisition that was allocated to the assets acquired and the liabilities assumed. SFAS No. 141R requires those costs to be recognized separately from the acquisition.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  As this Statement applies to prospective transactions, we will apply it to our business combinations in future periods.

FSP FAS 132(R)-1.  In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (the “FSP”).  The FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is intended to ensure that an employer meets the objectives of the disclosures about  plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following:  (1) how investment allocation decisions are made; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on change in plan assets, and; (5) significant concentrations of risk within the plan assets.  The FSP becomes effective for Century on December 31, 2009.  The FSP only requires enhanced disclosures, and therefore we have determined that the adoption of the FSP will not have a significant impact on our Consolidated Financial Statements.

Recently Adopted Accounting Standards–Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  See Note 9 Adoption of SFAS No. 157 for additional information.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Nordural ehf uses the U.S. dollar as its functional currency, however a portion of the Nordural facility at Grundartangi’s operating expenses are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor costs are denominated in ISK and a portion of its anode costs are denominated in euros.  Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) in the Consolidated Statements of Operations.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  BHH is accounted for under the equity method and gains and losses associated with foreign currency exchange rates are included in equity in earnings of joint ventures.

2.	Management’s Plans

We have incurred operating losses each year since 2005 and had an accumulated deficit of $1,143,778 as of December 31, 2008. For the years ended December 31, 2008 and 2007, we sustained net losses available to common stockholders of $898,316 and $101,249, respectively.  Our financial position and liquidity have been and will continue to be materially adversely affected by declining aluminum prices. If prices remain at current levels, we would expect such liquidity would be sufficient to fund our operations through the end of 2009.

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We intend to explore alternative or supplementary financing arrangements to the revolving credit facility.  Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

We believe our cost reduction actions when combined with available cash and short-term investments at December 31, 2008, the proceeds of the equity offering completed subsequent to year-end, see Note 26 Subsequent Events, and availability under our revolving credit facility, see Note 10 Debt, provide us with adequate liquidity for 2009.

3.	Equity Offerings

In July 2008, we completed a public equity offering of 7,475,000 shares of common stock, which included the exercise of the over-allotment option of 975,000 shares of common stock, at a price of $62.25 per share, raising $465,319 before offering costs.  The offering costs were approximately $24,073, representing underwriting discounts and commissions and offering expenses.

In July 2008, we applied the net proceeds from the equity offering to pay a portion of the deferred cash payment required in connection with the termination of primary aluminum forward financial sales contracts with Glencore, described in Note 4 Termination Transaction.

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

In June 2007, we used a portion of the net proceeds from the equity offering to prepay $200,000 of principal of the Nordural senior term loan facility.  The balance of the equity offering proceeds was used as partial funding for the Termination Transaction and for general corporate purposes.

See Note 26 Subsequent Events – Equity Offering for additional information about our 2009 equity offering.

4.	Termination Transaction

In November 2004 and June 2005, we entered into primary aluminum forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively (the “Financial Sales Contracts”).  While these Financial Sales Contracts were outstanding, they were marked-to-market on a quarterly basis based on the LME forward market prices for primary aluminum.  Gains or losses were recognized in our Consolidated Statements of Operations in net loss on forward contracts and an asset or liability was recognized on our consolidated balance sheet. The Financial Sales Contracts had a fixed volume that was net settled in cash monthly. As the contracts were in a liability position, cash payments were made to Glencore on a monthly basis which reduced the associated contract liability.

On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of $1,820,457 in cash ($1,315,259 paid immediately and $505,198 financed through a deferred settlement agreement, which was repaid during 2008) and the issuance by Century to Glencore of 160,000 shares of non-voting perpetual preferred stock, convertible into 16,000,000 shares of common stock.  We received $1,090,259 of cash as consideration for the shares of Series A Convertible Preferred Stock issued.  We used the cash received to settle a portion of outstanding contract liabilities associated with the Financial Sales Contracts.  See Note 13 Shareholders’ Equity for additional information about the convertible preferred stock.

On July 7, 2008, our Due to affiliates, current and non-current balances, included $1,832,056 of liabilities associated with the outstanding Financial Sales Contracts, with a non-current portion of $1,529,178.  The following table sets forth a comparison of the consideration given and received by Century in the termination transaction:

Cash paid	$1,315,259
Series A Convertible Preferred Stock	929,480
Deferred settlement amount	505,198
Total consideration given	2,749,937
Financial Sales Contracts liability	(1,832,056)
Cash received	(1,090,259)
Gain on settlement	$(172,378)

The value of the Series A Convertible Preferred Stock was based on the closing value of our common stock on the date of the transaction with adjustments for certain costs associated with these instruments borne by holder of the Series A Convertible Preferred Stock.  The cash received in the table above of $1,090,259 represents the fair value of the Series A Convertible Preferred Stock plus a negotiated premium, such premium was repaid to Glencore in the cash paid of $1,315,259 in the termination transaction.We recorded a $161,976 gain ($172,378 gain, net of $10,402 transaction costs) on forward contracts relating to the terminated Financial Sales Contracts in our Consolidated Statements of Operations in Net loss on forward contracts.

5.	Investment in carbon facility in China

In April 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  As of December 31, 2008, we paid approximately $27,600 cash for the investment and transferred approximately $9,400 cash in a loan to BHH in July 2008.  In December, we received a loan payment of $1,754 from BHH.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.  Our Statement of Operations for the year ended December 31, 2008 includes our equity in earnings of joint venture for BHH results of operations for the six months ended September 30, 2008.

6.	Short-term Investments

The composition of our short-term investments was as follows at December 31:

	2008	2007
Trading securities:
Municipal bonds	$13,686	$265,107
Municipal short-term paper	—	15,062
Short-term investments	$13,686	$280,169

7.	Inventories

Inventories, at December 31, consist of the following:

	2008	2007
Raw materials	$19,664	$73,926
Work-in-process	16,133	22,201
Finished goods	8,203	7,968
Operating and other supplies	94,111	71,006
Inventories	$138,111	$175,101

In December 2008, we recorded a $55,867 reduction in inventory balances for lower of cost or market adjustments due to significant decreases in the net realizable value of our inventory in the current market.  Such amount was recorded in cost of goods sold in our Consolidated Statements of Operations.

8.	Property, Plant and Equipment

Property, plant and equipment, at December 31, consist of the following:

	2008	2007
Land and improvements	$13,055	$13,061
Buildings and improvements	309,324	297,548
Machinery and equipment	1,338,901	1,317,781
Construction in progress	141,572	25,922
	1,802,852	1,654,312
Less accumulated depreciation	(462,815)	(394,272)
Property, plant and equipment - net	$1,340,037	$1,260,040

For the years ended December 31, 2008, 2007 and 2006, we recorded depreciation expense of $69,192, $64,069 and $56,171, respectively.

At December 31, 2008 and 2007, the cost of property, plant and equipment includes $168,465 and $163,790, respectively, and accumulated depreciation includes $85,006 and $78,738, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

9.	Adoption of SFAS No. 157

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

Short-term Investments.  Our short-term investments consist of tax-exempt municipal bonds.  The market value of these investments is based upon their quoted market price in markets that are not actively traded.

Derivatives.  Our derivative contracts include natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical and financial sales contracts and the Ravenswood power contract.  We measure the fair value of these contracts based on the quoted future market prices at the reporting date in their respective principal markets for all available periods.  We discount the expected cash flows from these contracts using a risk-adjusted discount rate.  All primary aluminum physical delivery contracts are marked-to-market using the LME spot and forward market for primary aluminum and the U.S. Midwest Premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  Prior to the termination of the Financial Sales Contracts, the term of one of our primary aluminum financial sales contracts extended beyond the quoted LME futures market.  We estimated the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the quoted LME market prices in 2013.  These future market assumptions were significant to the fair value measurements.  The Ravenswood power contract derivative is valued based in part on the LME forward market.

Fluctuations in the market prices for our primary aluminum forward financial sales contracts had a significant impact on gains and losses from forward contracts included in our financial statements from period to period.  Unrealized gains and losses for these primary aluminum forward financial sales contracts were included in net gain (loss) on forward contracts.  Our other derivative contracts, natural gas forward financial purchase contracts and foreign currency forward contracts, qualify for cash flow hedge treatment under SFAS No. 133.  The effective portion of these contracts is recorded in other comprehensive income.  The realized gains or losses on these hedges are recorded in the statement of operations when the hedged transaction affects earnings.  The ineffective portions of these hedges are recognized immediately in the statement of operations.

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

Recurring Fair Value Measurements	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$13,686	$—	$13,686
Derivative assets	—	—	2,202	2,202
TOTAL	$—	$13,686	$2,202	$15,888

LIABILITIES:
Derivative liabilities	$(10,130)	—	$(1,759)	$(11,889)

Change in Level 3 Fair Value Measurements during the year ended December 31, 2008
	Beginning balance, January 1, 2008	Total loss (realized/unrealized) included in earnings	Settlements	Ending balance	Amount of total loss included in earnings attributable to the change in unrealized loss relating to assets/liabilities held at December 31, 2008

Derivative assets/liabilities - net	$(1,070,290)	$(890,442)	$1,961,175	$443	$774,537

The net loss on our derivative assets and liabilities is recorded in our statement of operations under Net loss on forward contracts.  Our Level 3 derivative assets were included in Prepaid and other current assets.  Our Level 3 derivative liabilities were included in our Due to affiliates and Due to affiliates – less current portion line items of our consolidated balance sheets.

10.	Debt

	December 31,
	2008	2007
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually (1)(2)(3)	$175,000	$175,000
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(4)	250,000	250,000
Revolving credit facility (5)	25,000	—
Total Debt	$457,815	$432,815

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2008 was 1.55%.

(2)
The convertible notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of convertible notes, subject to adjustments for certain events.  The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a convertible note, the holder of such convertible note shall receive cash equal to the principal amount of the convertible note and, at our election, either cash or Century common stock, or a combination thereof, for the convertible notes conversion value in excess of such principal amount, if any.  We may redeem some or all of the notes on or after August 6, 2009 at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any.  Holders of the convertible notes may require us to purchase for cash all or part of the notes on each of August 1, 2011, August 1, 2014 and August 1, 2019 at a price equal to 100% of the principal amount of the notes being purchased, plus accrued and unpaid interest, if any.

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

(5)
Borrowings under the revolving line of credit are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The revolving line of credit is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of December 31, 2008, we have letters of credit totaling $11,263 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.  In addition to the letters of credit, we had $25,000 other outstanding borrowings under the Credit Facility as of December 31, 2008.  As of December 31, 2008, we had additional borrowing availability of $34,560 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

The curtailment of our Ravenswood facility will reduce the amount of accounts receivable and inventory balances that will in turn reduce the borrowing base and availability of funds under the Credit Facility.  See Note 26 Subsequent Events for additional information.  If all of Ravenswood’s operations had been curtailed as of December 31, 2008, our remaining availability under our revolving credit facility would have decreased from $34,560 to $3,556.

Principal Payments on Long Term Debt

Principal payments on our long term debt in the next five years and thereafter are as follows:

	Total	2009	2010	2011	2012	2013	Thereafter
7.5% senior notes due August 2014	$250,000	$—	$—	$—	$—	$—	$250,000
Senior secured revolving credit facility	25,000	—	25,000	—	—	—	—
Total	$275,000	$—	$25,000	$—	$—	$—	$250,000

11.	Composition of certain balance sheet accounts at December 31

Components of Prepaid and other current assets:	2008	2007
Domestic income tax receivable	$76,528	$9,990
Prepaid assets	12,771	4,474
VAT receivable, net	5,818	4,605
Other current assets	2,366	11,100
Derivative asset	2,202	—
Foreign withholding tax receivable	176	9,922
	$99,861	$40,091

Components of Other assets:	2008	2007
Investments in Mt. Holly and joint ventures	$124,132	$83,974
Cash surrender value of life insurance policies	11,080	9,484
Capitalized financing fees	6,590	8,319
Pension assets	—	5,741
	$141,802	$107,518

Components of Accrued and other current liabilities:	2008	2007
Other accrued and current liabilities	$17,875	$22,936
Derivative liability	10,130	81
Income taxes payable	8,381	466
Accrued bond interest	8,359	8,359
Accrued vacation pay	6,437	7,486
Accrued tax reserve	5,732	9,200
Accrued expenses	1,863	11,954
	$58,777	$60,482

Components of Accumulated Other Comprehensive Loss:	2008	2007
Unrealized loss on financial instruments, net of $784 and $1,443 tax benefit	$(17,506)	$(170)
Defined benefit plan liabilities, net of $26,534 and $28,581 tax benefit	(114,032)	(51,334)
Equity in investee other comprehensive income, net of $0 and $286 tax (1)	(5,670)	(27)
	$(137,208)	$(51,531)

(1)
Includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income consists primarily of pension and other postretirement benefit obligations.

12.	Pension and Other Postretirement Benefits

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

The hourly employees at Hawesville are part of a United Steelworkers of America (“USWA”) sponsored multi-employer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.  During the years ended December 31, 2008, 2007 and 2006, we contributed $1,573, $1,409 and $1,585, respectively, to the plan, and had no outstanding liability at year end.

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

Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2008	2007	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$99,995	$99,324	$192,253	$212,961
Service cost	4,342	4,220	6,362	7,004
Interest cost	6,297	5,770	11,954	11,644
Plan changes	—	5	—	—
Medicare subsidy reimbursements	—	—	—	336
Actuarial loss (gain)	6,676	(3,957)	23,432	(33,822)
Benefits paid	(5,651)	(5,367)	(6,654)	(5,870)
Curtailments	(143)	—	—	—
Benefit obligation at end of year	$111,516	$99,995	$227,347	$192,253
Change in plan assets:
Fair value of plan assets at beginning of year	$90,016	$81,853	$—	$—
Actual return on plan assets	(25,421)	5,296	—	—
Employer contributions	1,289	8,234	6,654	5,870
Benefits paid	(5,651)	(5,367)	(6,654)	(5,870)
Fair value of assets at end of year	$60,233	$90,016	$—	$—

	Pension		OPEB
	2008	2007	2008	2007
Funded status of plans:
Funded status	$(51,283)	$(9,979)	$(227,347)	$(192,253)
Amounts Recognized in the Statement of Financial Position:
Non-current assets	—	5,741	—	—
Current liabilities	(1,275)	(1,293)	(7,808)	(7,400)
Non-current liabilities	(50,008)	(14,427)	(219,539)	(184,853)
Net amount recognized	$(51,283)	$(9,979)	$(227,347)	$(192,253)
Amounts Recognized in accumulated other comprehensive loss (pre-tax):
Net unrecognized actuarial loss	$54,583	$15,707	$86,826	$66,245
Unrecognized prior service cost (benefit)	2,400	3,367	(3,242)	(5,404)
	$56,983	$19,074	$83,584	$60,841

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2008	2007	2008	2007	2008	2007
Hourly pension plan	$51,085	$48,600	$50,580	$48,119	$34,036	$51,299
Salaried pension plan	43,418	35,674	36,365	30,734	26,197	38,717
Supplemental executive benefits pension plan (“SERB”)	17,013	15,721	16,685	15,602	—	—
Total	$111,516	$99,995	$103,630	$94,455	$60,233	$90,016

There are no plan assets in the SERB due to the nature of the plan.

Components of Net periodic benefit cost and other amounts recognized in other comprehensive income:

Net Periodic Benefit Cost:
	Year Ended December 31,
	Pension			OPEB
	2008	2007	2006	2008	2007	2006
Service cost	$4,342	$4,220	$3,710	$6,362	$7,004	$6,140
Interest cost	6,297	5,770	5,190	11,954	11,643	10,394
Expected return on plan assets	(7,456)	(6,943)	(6,800)	—	—	—
Amortization of prior service costs	727	727	544	(2,162)	(2,162)	(1,818)
Amortization of net loss	534	1,057	1,144	2,851	5,139	4,555
Net periodic benefit cost	$4,444	$4,831	$3,788	$19,005	$21,624	$19,271
Curtailment cost	239	—	—	—	—	—
Total benefit cost	$4,683	$4,831	$3,788	$19,005	$21,624	$19,271

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax):
	Year Ended December 31,
	Pension		OPEB
	2008	2007	2008	2007
Net loss (gain)	$39,410	$(2,309)	$23,432	$(33,822)
Prior service costs arising during the period	—	5	—	—
Amortization of net loss	(534)	(1,057)	(2,851)	(5,139)
Amortization of prior service costs	(966)	(728)	2,162	2,162
Total amount recognized in other comprehensive income	37,910	(4,089)	22,743	(36,799)
Net periodic benefit cost	4,683	4,831	19,005	21,624
Total recognized in net periodic benefit cost and other comprehensive income	$42,593	$742	$41,748	$(15,175)

The estimated net loss and prior service cost (benefit) for our defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 are $3,345 and $534, respectively.  The estimated net loss and prior service cost for our OPEB plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2009 is $4,223 and $1,221, respectively.

Weighted average assumptions were used to determine benefit obligations at December 31:

	Salaried and SERB Pension		Hourly Pension		OPEB
	2008	2007	2008	2007	2008	2007
Discount rate	6.00%	6.50%	6.00%	6.25%	5.75%	6.50%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Measurement date	12/31/2008	12/31/2007	12/31/2008	12/31/2007	12/31/2008	12/31/2007

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension				OPEB
	2008		2007	2006	2008	2007	2006
Measurement date	12/31/2007		12/31/2006	12/31/2005	12/31/2007	12/31/2006	12/31/2005
Fiscal year end	12/31/2008		12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Discount rate	6.50	% (1)	5.75%	5.50%	6.50%	5.75%	5.50%
Rate of compensation increase	4.00%		4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.50%		8.50%	9.00%	—	—	—

(1)	Discount rate assumption for the hourly pension plan for 2008 was 6.25%.

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

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law on December 8, 2003.  The approach used to measure this impact is based on our understanding of FASB Staff Position (“FSP’) 106-2 published May 19, 2004.  We recognized the impact of these changes during 2004 on a prospective basis.  As of December 31, 2008, the effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation of our OPEB plans by $25,006, which is an approximate 23% decrease for our OPEB plans.

For measurement purposes, medical cost inflation is initially estimated to be 10%, declining to 5% over six years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2008:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$3,619	$(3,038)
Effect on accumulated postretirement benefit obligation	$39,684	$(31,783)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  In December 2008, we announced that we were suspending our company matching contributions to the 401(k) plan for 2009.  In 2008 and 2007, for our eligible employees, we matched 100% of the first 3% of a participants annual compensation and 50% of the next 2% of their annual compensation contributed to the savings plan.  In 2006, we provided matching contributions of 60% of the first 6% of a participant’s annual compensation contributed to the savings plan.  In all years, one half of our contribution is invested in the common stock of Century and the other half of our contribution is invested based on employee election.  Our contributions to the savings plan were $915, $1,017 and $558, for the years ended December 31, 2008, 2007 and 2006, respectively. Shares of common stock of Century may be sold at any time. Employees are considered fully vested in the plan upon completion of two years of service.  A year of service is defined as a plan year in which the employee works at least 1,000 hours.

Pension Plan Assets

Our pension plans’ weighted average asset allocations are as follows:

	Pension Plan Assets
	December 31,
	2008	2007
Equity securities	65%	65%
Debt securities	35%	35%
	100%	100%

We seek a balanced return on plan assets through a diversified investment strategy. Our weighted average target allocation for plan assets is 65% equity securities and funds and 35% fixed income funds.

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows

Contributions

We expect to make approximately $1,275 in benefit payments for our unfunded SERB plan for 2009.  While no mandatory pension plan contributions are required at this time, we may decide to make a voluntary contribution to the plans during the year.  We expect to provide approximately $7,800 for benefit payments for our other postretirement benefit plans for the year ending December 31, 2009.

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits
2009	$6,123	$7,808
2010	6,350	8,981
2011	6,584	10,037
2012	6,818	10,830
2013	7,013	11,565
2014 - 2018	42,867	68,767

13.	Shareholders’ Equity

Common Stock

Under our Restated Certificate of Incorporation, our Board of Directors is authorized to issue up to 100,000,000 shares of common stock.  See Note 14 Share Based Compensation for information about the issuance of common shares during 2008 as part of our stock incentive plans for stock option exercises, service-based share awards and performance share awards.

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

Series A Convertible Preferred Stock

Shares Authorized and Outstanding.  In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  All shares of Series A Convertible Preferred Stock are held by Glencore and were issued in connection with the termination of the Financial Sales Contracts on July 7, 2008.  In July and December 2008, we issued additional shares of common stock and triggered an automatic conversion provision of the preferred stock.  In July 2008, our underwriters exercised their over-allotment in an equity offering which triggered an automatic conversion provision of the preferred stock and approximately 4,200 shares of preferred stock were converted into approximately 420,000 shares of common stock.  In December 2008, 13 shares of preferred stock were converted into 1,296 shares of common stock as a result of stock option exercises in the fourth quarter of 2008.  As of December 31, 2008, 155,787 shares of our Series A Convertible Preferred Stock, par value $0.01 per share, were outstanding.

Dividend Rights.   So long as any shares of our Series A Convertible Preferred Stock are outstanding, we may not pay or declare any dividend or make any distribution upon or in respect of our common stock or any other capital stock ranking on a parity with or junior to the Series A Convertible Preferred Stock in respect of dividends or liquidation preference, unless we, at the same time, declare and pay a dividend or distribution on the shares of Series A Convertible Preferred Stock (a) in an amount equal to the amount such holders would receive if they were the holders of the number of shares of our common stock into which their shares of Series A Convertible Preferred Stock are convertible as of the record date fixed for such dividend or distribution, or (b) in the case of a dividend or distribution on other capital stock ranking on a parity with or junior to the Series A Convertible Preferred Stock in such amount and in such form as (based on the determination of holders of a majority of the Series A Convertible Preferred Stock) will preserve, without dilution, the economic position of the Series A Convertible Preferred Stock relative to such other capital stock.

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

14.	Share Based Compensation

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 5,000,000 shares authorized for issuance with approximately 3,393,000 shares remaining at December 31, 2008.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant.  In 2008, our non-employee director’s received annual grants of service-based share awards that vest following 12 months of service.  In previous years, our non-employee directors received an annual option grants that vested one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

In April 2008, we instituted changes to the equity compensation program for our directors.  Continuing directors will now receive annual grants of service-based share awards, rather than an annual stock option award.  New directors will receive a one-time initial award of 1,000 service-based share awards that vest 50% following 12 months of service and 50% following 24 months of service.  These awards are included in our service-based share awards for periods after April 2008.

As of December 31, 2008, options to purchase 427,434 shares of common stock were outstanding and approximately 79,076 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  As of December 31, 2008, approximately 380,000 performance share units have been authorized and will vest upon the attainment of the performance goals.

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

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan. As of December 31, 2008, this plan has 28,500 outstanding options, but no new options will be issued out of this plan.

A summary of the changes in options outstanding under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2008 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2008	484,717	$37.40
Granted	25,000	54.71
Exercised	(76,616)	37.10
Forfeited	(5,667)	52.84
Outstanding and expected to vest at December 31, 2008 (1)	427,434	$38.29	7.5	$22
Fully vested and exercisable at December 31, 2008	365,847	$35.88	7.3	$22

(1)	We expect all of our outstanding options to vest as our forfeitures are immaterial.

Service-based share awards (1)	Number
Outstanding at January 1, 2008	82,834
Granted	44,408
Vested (Awarded)	(48,166)
Forfeited	—
Outstanding at December 31, 2008	79,076

(1)	All of our service-based stock awards require the recipients to remain an employee for a certain period of time before the award vests. Recipients receive common stock upon vesting.

Non-vested Stock Options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2008	183,337	$24.17
Granted	25,000	20.61
Vested	(141,417)	23.15
Forfeited	(5,333)	27.97
Non-vested options at December 31, 2008	61,587	$24.74

	Year ended December 31,
	2008	2007	2006
Weighted average per share fair value of:
Stock options grants	$20.61	$28.80	$24.38
Service-based share grants	69.60	48.43	36.12
Total intrinsic value of option exercises	2,166	2,615	3,632
Share-based liabilities paid (1)	3,692	2,281	2,867
Total fair value of shares vested during the period	3,275	4,044	1,771

(1)	Share based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

Option Pricing Model – We estimate the fair value of each option and service-based share award using the Black-Scholes option-pricing model on the date of grant.  We used the following assumptions to estimate the fair value of our share awards for 2008 and 2007.

	2008	2007
Risk-free interest rate	1.98-2.92%	3.60-5.02%
Expected dividend yield	$0.00	$0.00
Expected volatility	47 – 52%	45 – 60%
Expected forfeiture rate	0% – 3%	0% – 3%
Expected term (years)	3.0 – 5.0	3.0 – 6.25

In 2008, our expected term assumption was based on historical exercise data for fully vested awards.  Through December 31, 2007, we estimated the expected term of the options using the method specified in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107.  The risk-free interest rate is based on the yield on the measurement date for zero-coupon U.S. Treasury bond strips with terms similar to the expected life of the option.  The dividend yield is zero, based on our current dividends policy.  Expected volatility is estimated using the historical volatility of the price of our common stock over the expected term of the options.  The expected forfeiture rate is based on our historical forfeiture rate by employee class.

The following table summarizes the compensation cost recognized for the year ended December 31, 2008, 2007 and 2006, respectively, for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2008, 2007, or 2006.

	Year ended December 31,
	2008	2007	2006
Share-based compensation expense reported:
Stock option grants	$2,635	$4,478	$4,358
Service-based stock awards	1,787	1,484	1,224
Performance-based stock grants	8,045	2,946	3,947
Total share-based compensation expense before income tax	12,467	8,908	9,529
Income tax benefit	—	(3,274)	(3,516)
Total share-based compensation expense, net of income tax benefit	$12,467	$5,634	$6,013

As of December 31, 2008, we had unrecognized compensation expense of $3,206 before taxes, related to non-vested stock options and service-based stock awards.  This expense will be recognized over a weighted average period of 0.75 years.  The unrecognized compensation expense is expected to be recognized over the following periods:

	2009	2010	2011
Stock-based compensation expense (pre-tax)	$2,279	$912	$15

During the year ended December 31, 2008, we received $2,843 from employees for the exercise of stock options.  For the year ended December 31, 2008, we recorded an excess tax benefit of $657 related to these stock option exercises.

It has been our policy to issue new shares to satisfy the requirements of our share-based compensation plans.  We do not expect to repurchase shares in the future to support our share-based compensation plans.

15.	Earnings (Loss) Per Share

Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  During 2008, 2007 and 2006, we reported net losses, so any dilutive common shares would be antidilutive to EPS.  The following table shows the basic and diluted earnings (loss) per share for these periods:

Basic and Diluted EPS:	Income	Shares (000)	Per-Share
Net loss
Year end December 31, 2008	$(898,316)	44,759	$(20.07)
Year end December 31, 2007	$(101,249)	37,199	$(2.72)
Year end December 31, 2006	$(40,955)	32,395	$(1.26)

Impact of issuance of Series A Convertible Preferred Stock on EPS

We issued 160,000 shares of Series A Convertible Preferred Stock (convertible into 16,000,000 common shares) as a portion of the consideration for the Financial Sales Contract termination transaction.  See Note 4 Termination Transaction for additional information.  The preferred stock has similar characteristics of a “participating security” as described by SFAS No. 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”  In accordance with the guidance in SFAS No. 128 and EITF 03-6, we would calculate basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholders consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.

EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  Our preferred stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences.  The dividend rights of our preferred shareholder are equal to our common shareholders, as if it held the number of common shares into which its shares of preferred stock are convertible into as of the record date.  The liquidation rights of the preferred stock mirror their dividend rights, in that the preferred stock ranks in parity to the common stock in respect of liquidation preference and would be entitled to share ratably with common stock holders in the distribution of assets in a liquidation (as though the preferred stock holders held the number of shares of common stock into which their shares of preferred stock were convertible).  See Note 13 Shareholders’ Equity for additional information about the rights and features of the preferred stock.

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we do not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

For the calculation of basic and diluted EPS for the 2008 using the Two-Class Method, we did not allocate any of our undistributed net loss to the convertible preferred stock.  During 2007 and 2006, there was no preferred stock outstanding and the Two-Class Method was not applied for the comparable periods in 2007 or 2006.

For the period ended December 31, 2008, 427,434 options to purchase common stock and 79,076 service-based share awards were outstanding, but were excluded from the calculation of diluted earnings per share because of the antidilutive effect.  Based on the average price for our common stock for the year ended December 31, 2008, we would have issued approximately 2,030,000 shares upon an assumed conversion of our convertible debt.  These shares were also excluded from the calculation of diluted earnings per share because of the antidilutive effect.

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

Subsequent issuance of common stock

In February 2009, we completed an equity offering and issued 24,500,000 shares of our common stock.  This issuance would have materially changed the number of common shares outstanding at December 31, 2008 had the offering occurred prior to the end of the period.  See Note 26 Subsequent Event for additional information about the equity offering.

16.	Income Taxes

The components of pre-tax book loss consist of the following:
	Year Ended December 31,
	2008	2007	2006
U.S.	$(592,729)	$(315,153)	$(158,380)
Foreign	(3,182)	84,410	49,301
Total	$(595,911)	$(230,743)	$(109,079)

Significant components of the income tax benefit (expense) consist of the following:
	Year Ended December 31,
	2008	2007	2006
Current:
U.S. federal current expense (benefit)	$(62,064)	$24,471	$62,279
State current expense (benefit)	4,848	(3,205)	11,840
Foreign current expense (benefit)	8,381	(3,296)	182
Total current expense (benefit)	(48,835)	17,970	74,301
Deferred:
U.S. federal expense (benefit)	345,618	(162,208)	(135,760)
State deferred expense (benefit)	20,447	7,918	(27,165)
Foreign deferred tax expense (benefit)	2,081	22,471	36,583
Total deferred expense (benefit)	368,146	(131,819)	(126,342)
Total income tax expense (benefit)	$319,311	$(113,849)	$(52,041)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2008	2007	2006
Federal Statutory Rate	35.0%	35.0%	35.0%
Effect of:
Permanent differences	2.2%	1.0%	(0.8)%
State taxes, net of Federal benefit	1.8%	5.7%	6.1%
Foreign earnings taxed at different rates than U.S.	(5.1)%	17.2%	10.8%
Equity earnings in joint ventures	(1.1)%	(2.4)%	(3.4)%
Valuation allowance	(87.7)%	(6.0)%	—
Other	1.3%	(1.2)%	—
Effective tax rate	(53.6)%	49.3%	47.7%

Our permanent differences primarily relate to tax-exempt interest income, domestic production deduction, nondeductible executive compensation, meals and entertainment disallowance and other nondeductible expenses.

Significant components of our deferred tax assets and liabilities as of December 31 are as follows:
	2008	2007
Deferred tax assets:
Accrued postretirement benefit cost	$46,859	$42,099
Accrued liabilities	8,781	7,798
Share-based compensation	4,491	4,012
Derivative and hedging contracts	560,413	390,791
Equity contra - other comprehensive loss	56,582	30,310
State net operating losses	3,345	1,885
Foreign net operating losses	21,755	15,968
Other	2,696	339
Total deferred tax assets	704,922	493,202
Valuation allowance	(558,009)	(13,881)
Net deferred tax assets	$146,913	$479,321
Deferred tax liabilities:
Tax over financial statement depreciation	$(132,492)	$(131,190)
Pension	(1,942)	(3,145)
Income from domestic partnership	(3,532)	(3,339)
Unrepatriated foreign earnings	(42,705)	(12,311)
Foreign basis differences	(5,757)	(1,341)
Total deferred tax liabilities	(186,428)	(151,326)
Net deferred tax (liability)/asset	$(39,515)	$327,995

The net deferred tax liability of $39,515 at December 31, 2008, is net of a non-current deferred foreign income tax liability of $66,038 and includes $32,290 of current deferred tax assets and $5,767 of non-current deferred tax liabilities.  The net deferred tax asset of $327,995 at December 31, 2007, is net of a non-current deferred foreign income tax liability of $62,931 and includes $69,858 of current deferred tax assets and $321,068 of non-current deferred tax assets.

Under SFAS No.109, “Accounting for Income Taxes”, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We recorded a valuation allowance of $538,803 against a portion of our federal and state deferred tax assets as of December 31, 2008, due to our belief that it is more likely than not that these assets will not be realized.  We recorded a valuation allowance of $19,206 against a portion of our Icelandic and Hong Kong NOL deferred tax assets as of December 31, 2008, due to our belief that it is more likely than not that these assets will not be realized.

At December 31, 2008, we had state net operating loss carry forwards of $3,345 and Icelandic net operating loss carry forwards of $21,755.  State net operating losses begin to expire in 2009, and Icelandic net operating losses begin to expire in 2016.

We have removed our assertion to permanently reinvest foreign earnings for the current year.  We recorded deferred income taxes of $30,394 related to the change in our election for the current year.  We did not change the assertion in place for periods prior to and including December 31, 2007.  The cumulative amount of foreign undistributed earnings for which no deferred taxes have been provided was $34,864 at December 31, 2008.

We adopted the provisions of FASB Interpretation (“FIN”) No. 48, "Accounting for Uncertainty in Income Taxes - an Interpretation of SFAS No 109," as of January 1, 2007.  As a result of the adoption of FIN 48, we increased our January 1, 2007 retained deficit balance approximately $7,900.  As of the adoption date, we had unrecognized tax benefits of $21,800 (including interest and net of federal benefit).  If recognized, $15,200 of unrecognized tax benefits would affect the effective tax rate.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits (excluding interest) is as follows:
	2008	2007
Balance as of January 1,	$40,600	$18,100
Additions based on tax positions related to the current year	1,800	6,600
Reductions based on tax positions related to the current year	(4,400)	—
Additions based on tax positions of prior years	—	16,200
Reductions for tax positions of prior years	(1,000)	(300)
Decreases due to lapse of applicable statute of limitations	(4,200)	—
Settlements	(11,200)	—
Balance as of December 31,	$21,600	$40,600

Included in the above $21,600 balance at December 31, 2008 are $7,200 of tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period. Included in the balance at December 31, 2008, are estimates of uncertain tax positions related to state tax filings.

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

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In 2008 and 2007, we recognized $(4,900) and $1,800, respectively, in interest and penalties.

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions, and Iceland. In connection with an audit conducted by Internal Revenue Service (“IRS”) for the tax years 2000 through 2002, the IRS raised issues and proposed tax deficiencies.  We filed an administrative appeal with the IRS with respect to these examinations, and in April 2008, we received notification from the IRS Appeals Office that the Joint Committee had approved the settlement of all issues related to these examinations.  As a result of our settlement of all issues related to this examination, our unrecognized tax benefits were reduced by $20,100 which includes a reduction in accrued interest of $3,300 and recognition of a current tax payable of $16,800 of which $11,247 was paid in the third quarter of 2008 and the remainder was paid in the fourth quarter of 2008.  The statute of limitations for the federal and some state income tax years closed September 15, 2008 which resulted in a decrease of $4,200 in our liability of unrecognized tax benefits.

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

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

17.	Contingencies and Commitments

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

Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire, the former owner and operator is to perform all obligations under the ROD.  Century Aluminum of Kentucky General Partnership (“Century Kentucky”) has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse Century Kentucky for any expense that exceeds $400 annually.

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through December 31, 2008, we have expended approximately $770 on the Hydrocarbon Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, Century and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, but various ancillary Territorial law causes of action were included also.  Lockheed has tendered indemnity and defense of the case to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.

In July 2005, Century and Vialco and the other defendants timely filed separate motions to dismiss asserting certain affirmative defenses including the statute of limitations.  On October 31, 2008, the district judge issued his ruling on these motions.  The judge denied the defendants' motions to dismiss based on the statute of limitations, but granted the motions as to certain of the Territorial law causes of action.  As to the motions to dismiss, the judge concluded that defendants had not proved the defense based only on the pleadings and did not consider the various exhibits attached to the motions.  Accordingly, this ruling does not foreclose a later finding, after appropriate discovery is conducted, that the statute of limitations bars certain claims.

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

We intend to defend both Vialco lawsuits vigorously and to assert all applicable defenses.  Pursuant to the terms of the asset purchase agreement between Vialco and the purchaser of the facility in 1995, the purchaser assumed responsibility for all costs and other liabilities associated with the bauxite waste disposal facilities, including pre-closure and post-closure liabilities.  At this time, it is impossible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $848 and $790 at December 31, 2008 and December 31, 2007, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

We are working with Big Rivers and Kenergy on a proposal that would restructure and extend the existing power supply contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2008.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  We expect the transaction to close in the second quarter of 2009.

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  On April 29, 2008, APCo requested a rate increase to cover the increased cost of fuel and purchased power as well as capital improvements.  The West Virginia Public Service Commission approved an approximate 11% increase in the special contract rate paid by our Ravenswood smelter on June 26, 2008.  The rate increase was effective July 1, 2008.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  We are reviewing options to extend the term of the existing agreement that establishes an LME based cap on the tariff rates.

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

The Nordural facility at Grundartangi, Iceland (“Grundartangi”) purchases power from Landsvirkjun, HS Orka hf and Orkuveita Reykjavíkur (“OR”) under long-term contracts due to expire between 2019 and 2029. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum, is paid in U.S. dollars and is from hydroelectric and geothermal sources.

Nordural Helguvik has signed electrical power supply agreements with HS Orka hf and OR, for the proposed Helguvik smelter.  Under the agreements, power will be supplied to the proposed Helguvik facility in four 90,000 mtpy stages, beginning with an initial phase of up to 160 megawatts (“MW”).  HS Orka hf will provide up to 150 MW in this initial stage, and OR will supply up to 47.5 MW.  Electricity delivery for this first phase is targeted to begin in late 2011.  The agreements which are subject to the satisfaction of certain conditions provide for additional power, as available to support a complete potline of 360,000 mtpy.

Labor Commitments

Approximately 79% of our U.S. based work force is represented by the United Steelworkers of America (the “USWA”).  Our Ravenswood plant employees represented by the USWA are under a labor agreement that will expire on May 31, 2009.  The agreement covers approximately 550 hourly employees at the Ravenswood plant.  For additional information about Ravenswood operations see the Subsequent Events Note.  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers approximately 610 hourly workers at the Hawesville plant.

Approximately 84% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

18.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Long-term Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	14 million pounds per month in 2009	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 metric tons per year	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 metric tons per year	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement (4)	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)	A force majeure at the Alcan facility reduced our January 2009 shipments under this contract approximately 3 million pounds.
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

Long-term Tolling Contracts

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 84,047metric tons and 96,807 metric tons of primary aluminum at December 31, 2008 and December 31, 2007, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 330 metric tons and 2,818 metric tons of primary aluminum at December 31, 2008 and December 31, 2007, respectively, of which 319 metric tons at December 31, 2008 and none at December 31, 2007 were with Glencore.

Financial Sales Agreements

To mitigate the volatility in our unpriced forward delivery contracts, we enter into fixed price financial sales contracts, which settled in cash in the period corresponding to the intended delivery dates of the forward delivery contracts.  Certain of these fixed price financial sales contracts were accounted for as cash flow hedges depending on our designation of each contract at its inception.

All aluminum-based financial and physical delivery contracts are marked-to-market using the LME spot and forward market for primary aluminum.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium. The forward natural gas purchase contracts are marked-to-market using the NYMEX spot and forward market for natural gas.

As of December 31, 2008, we had no fixed price financial sales contracts outstanding.  We had no fixed price financial contracts to purchase aluminum at December 31, 2008 or December 31, 2007.  Our primary aluminum financial sales contracts open position, with Glencore as the counterparty, for December 31, 2007 is summarized below:

Primary Aluminum Financial Sales Contracts as of:
	(Metric tons)
	December 31, 2007
	Cash Flow Hedges	Derivatives	Total
2008	9,000	100,200	109,200
2009	—	105,000	105,000
2010	—	105,000	105,000
2011	—	75,000	75,000
2012	—	75,000	75,000
2013-2015	—	225,000	225,000
Total	9,000	685,200	694,200

Forwards and Financial Purchase Agreements

Power

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Gains and losses on the embedded derivative are recorded in net gain (loss) on forward contracts on the Consolidated Statement of Operations.  We recorded a $2,202 gain on the embedded derivative during 2008, gains and losses on the embedded derivative were not significant to our financial position or results of operations during 2007 and 2006.

Natural Gas

To mitigate the volatility of the natural gas markets, we enter into fixed-price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	December 31, 2008	December 31, 2007
2008	—	1,150
2009	3,340	—
Total	3,340	1,150

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Grundartangi’s labor costs, maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project, although we are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and weakening commodity prices.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts.  During 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the ISK associated with a portion of the forecasted operating costs paid in ISK at Grundartangi and for a portion of the forecasted capital expenditures paid in ISK for the Helguvik project.  These forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through September 2009.  The critical terms of the contracts essentially match those of the underlying exposure.  The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion is reported currently in earnings.

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

Certain financial sales contracts for primary aluminum, our foreign currency forward and option contracts and all financial purchase contracts for natural gas have been designated as cash flow hedges in accordance with the provisions of SFAS No. 133 (as amended).  We assess the effectiveness of these cash flow hedges quarterly. To the extent such cash flow hedges are effective, unrealized gains and losses on the financial sales contracts are deferred on the balance sheet as accumulated other comprehensive income.  When the hedged transaction is recognized in earnings, we recognize the realized gain or loss in the Consolidated Statement of Operations.  Any ineffective portion of the gain or loss is reported in earnings immediately.

Unwind of foreign currency forward contracts.

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

We recognized losses of approximately $15,750 in the fourth quarter of 2008 on the ineffective portions of the forward contracts for the forecasted Helguvik capital expenditures.  These losses are recorded in net loss on forward contracts in our Consolidated Statements of Operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik capital expenditures.  During 2007 and 2006, we did not recognize any gains or losses for the ineffective portion of our cash flow hedges.

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

As of December 31, 2008 and 2007, we had recorded in accumulated other comprehensive income deferred losses of $17,506 and $170, net of tax, respectively, on our cash flow hedges.  As of December 31, 2008, an accumulated other comprehensive loss of $16,158 is expected to be reclassified to earnings over the next 12-month period.

19.	Asset Retirement Obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2008	2007
Beginning balance, ARO liability	$13,586	$12,864
Additional ARO liability incurred	2,140	2,038
ARO liabilities settled	(2,464)	(2,348)
Accretion expense	1,075	1,032
Ending balance, ARO liability	$14,337	$13,586

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

20.	Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2008, 2007, and 2006, are described below.

One of the members of our board of directors is the Chairman of the Board of Directors of Glencore International AG.

In addition to the transactions with Glencore described below, Century of Kentucky has purchased alumina in transactions with Gramercy at cost.

St. Ann Bauxite sells bauxite to Sherwin Alumina at prices which management believes approximated market. Since May 1, 2007, Sherwin Alumina has been owned by Glencore.

Recent Transactions with Glencore

As of December 31, 2008, we had no outstanding forward financial sales contracts with Glencore. In November 2004 and June 2005, we entered into forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively, for a minimum of 300,600 and 460,200 metric tons of primary aluminum, respectively, over the term of the contracts, which contained clauses that triggered additional shipment volumes when the market price for a contract month was above the contract ceiling price. These contracts were to be settled monthly.  On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of cash (with a portion being deferred) and upon the issuance by Century to Glencore of 160,000 shares of non-voting preferred stock, which shares are convertible under certain circumstances into our common stock at a conversion ratio of 100 shares of common stock per each share of Series A Convertible Preferred Stock.  In October 2008, we made the final $25,000 principal payment to Glencore in connection with the termination of the Financial Sales Contracts.  See Note 4 Termination Transaction for additional information.

Financial Sales Contract Cash Settlements to Glencore

Cash payments for the historical settlements of the recently terminated Financial Sales Contracts with Glencore were based on the contract shipment volume, contract price and the actual LME price for primary aluminum for the corresponding period. In 2008 through the date of the termination transaction on July 7, 2008, we settled 100,200 metric tons, which consisted of the original contract volume plus the additional volume that was triggered when the LME exceeded certain thresholds. Our cash payments for the contract settlements in 2008, 2007 and 2006 are in the Summary table below.

Purchases from Glencore

We purchased alumina from Glencore on both a spot and long-term contract basis. We believe that all of the alumina purchased under these contracts was purchased at prices which approximated market. We have also purchased alumina from Glencore on a spot basis. We determined the market price for the spot alumina we purchased based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms.  Based on this survey, we believe that all of the spot alumina purchased from Glencore was purchased at prices that approximate market. During 2008, we purchased from Glencore all of our alumina requirements for Ravenswood. The supply agreement for Ravenswood runs through December 31, 2009.

Sales to Glencore

We sold primary aluminum and alumina to Glencore both a spot and long-term contract basis.  See Note 22 Business Segments for additional information about the percentage of sales of primary aluminum to Glencore.

We sold primary aluminum under our long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest Premium (a premium typically added for deliveries of aluminum within the U.S.). In addition, we received tolling fees from Glencore under tolling contracts that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling contracts is based on the LME price for primary aluminum, as adjusted to reflect the reduced European Union import duty paid on Icelandic primary aluminum. We believe that all of the transactions with Glencore under these contracts were at market prices.

We have a long-term contract to sell Glencore approximately 50,000 metric tons of primary aluminum produced at Mt. Holly each year through December 31, 2009, at a variable price determined by reference to the LME. We have a long-term contract to sell Glencore 20,400 mtpy of primary aluminum through December 31, 2013, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.

Other Transactions with Glencore

We are party to separate ten-year and seven-year LME-based alumina tolling agreements with Glencore, for 90,000 and 40,000 metric tons of capacity per year, respectively, at Grundartangi, which run through 2016 and 2014, respectively.  Glencore assigned 50% of its tolling rights under the ten-year agreement to Hydro Aluminum AS for the period 2007 to 2010.

We signed a long-term agreement to buy alumina from Glencore in April 2008. Glencore has agreed to supply us with 290,000 metric tons of alumina in 2010, 365,000 metric tons in 2011, 450,000 metric tons in 2012, 450,000 metric tons in 2013, and 730,000 metric tons in 2014. The alumina price will be indexed to the LME price of primary aluminum.

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2008, 2007 and 2006 is as follows:

	Year Ended December 31,
	2008	2007	2006
Termination transaction (1)	$1,659,678	$—	$—
Net sales to Glencore	495,961	348,413	259,531
Purchases from Glencore	146,366	178,971	185,462
Cash settlement of financial sales contracts that do not qualify for cash flow hedge accounting	115,019	98,259	54,236
Gramercy alumina purchases	162,417	139,383	134,178
St. Ann Bauxite sales to Sherwin Alumina	61,028	18,721	—

(1)	See Note 4 Termination Transaction for additional information.

See Note 18 for a discussion of our fixed-price commitments, forward financial contracts, and contract settlements with related parties.

21.	Supplemental Cash Flow Information

	Year Ended December 31,
	2008	2007	2006
Cash paid for:
Interest	$23,240	$34,321	$42,607
Income taxes	21,777	53,338	58,476
Cash received from:
Interest	7,804	9,878	1,331
Income tax refunds	224	—	587

Non-cash investing activities:
Accrued capital costs	$(22,117)	$3,592	$6,679

Non-Cash Activities

In 2008, 2007 and 2006, we issued shares of common stock to certain key employees to satisfy performance share liabilities of $3,692, $2,281 and $2,867, respectively, as part of our performance share program.

During the years ended December 31, 2007 and 2006, we capitalized interest costs incurred in the construction of equipment of $3,739 and $8,861, respectively.

In 2007, we recorded a $2,461 non-cash loss on extinguishment of debt arising from the write-off of deferred financing costs for the Nordural senior term loan facility.

22.	Business Segments

We operate in one reportable business segment, primary aluminum.  A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2008	2007	2006
Primary	$1,937,830	$2,547,432	$2,159,429
Corporate, unallocated	98,269	30,839	25,805
Total assets	$2,036,099	$2,578,271	$2,185,234

(1)
Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2008	2007	2006
Net sales:
United States	$1,428,948	$1,318,435	$1,245,167
Other	541,828	479,728	313,399
Long-lived assets:(1)
United States	$552,635	$561,285	$569,124
Iceland	911,082	932,339	880,776
Other	58,248	16,382	14,244

(1)	Includes long-lived assets other than financial instruments and deferred tax assets.

Major customer information

In 2008, 2007 and 2006, we had four major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,
	2008		2007		2006
Glencore	$495,961	25.2%	$348,413	19.4%	$259,531	16.7%
Southwire	404,393	20.5%	431,460	24.0%	420,100	27.0%
Alcan	337,216	17.1%	378,294	21.0%	400,908	25.7%
BHP Billiton	262,752	13.3%	255,646	14.2%	229,524	14.7%

23.	Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2008 and 2007 are as follows:

	Net Sales	Gross Profit (Loss)	Net Income (Loss)	Net Income (Loss) Per Share
2008:
4th Quarter(1)	$402,198	$(62,578)	$(700,152)	$(14.27)
3rd Quarter (2)	552,239	121,983	36,973	0.59
2nd Quarter (3)	545,197	156,224	(2,341)	(0.06)
1st Quarter (4)	471,142	95,995	(232,796)	(5.67)

2007:
4th Quarter (5)	$432,130	$59,923	$(112,303)	$(2.74)
3rd Quarter (6)	454,371	84,496	7,470	0.18
2nd Quarter (7)	464,005	108,392	(60,665)	(1.77)
1st Quarter	447,657	110,652	64,249	1.98

(1)
The fourth quarter of 2008 net loss includes a charge of $94,844 for goodwill impairment, a charge of $55,867 for lower-cost-or market inventory adjustments and a $522,895 charge for reserves on deferred income tax assets.

(2)	The third quarter of 2008 net income includes a charge of $50,440 net of tax, for loss on forward contracts.
(3)
The second quarter of 2008 net loss includes a charge of $129,943, net of tax, for loss on forward contracts and a benefit of $15,506 for tax benefits from principally foreign corporate tax rate reductions.

(4)	The first quarter of 2008 net loss includes a charge of $285,864, net of tax, for loss on forward contracts.
(5)	The fourth quarter of 2007 net loss includes a charge of $147,737, net of tax, for loss on forward contracts
(6)	The third quarter of 2007 net income includes a charge of $46,206 net of tax, for loss on forward contracts.
(7)	The second quarter of 2007 net loss includes a charge of $125,091, net of tax, for loss on forward contracts.

24.	Investment in Unconsolidated 50% or Less Owned Joint Ventures

We have 50% interest in joint ventures with St. Ann Bauxite, Gramercy Alumina and Mincenco.  Mincenco is our joint venture with Minmetals Aluminum Company to explore the potential of developing a bauxite mine and associated 1.5 million metric ton alumina refining facility in Jamaica.  These investments are accounted for using the equity method and the investments are included in other assets in the consolidated balance sheet.

In April 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.  Our Statement of Operations includes our equity in earnings of joint venture for BHH results of operations for the six months ended September 30, 2008.

The summarized financial information presented below represents 100% of the aggregate financial data for this group of joint ventures after elimination of intercompany balances and profits.  These amounts do not include elimination of the intercompany profits from Century and thus are not directly comparable to our equity earnings in joint ventures reported in our Consolidated Statement of Operations.  Amounts presented below include financial information for BHH as of and through September 30, 2008.  The aggregate summarized financial data for these investments is as follows:

	December 31,
	2008	2007
Current assets	$201,335	$143,227
Total assets	367,281	237,078
Current liabilities	102,029	76,034
Total liabilities	148,917	89,830

	Year Ended December 31,
	2008	2007	2006
Net sales	$595,366	$471,787	$457,300
Gross profit	52,674	59,187	51,848
Income from continuing operations	32,456	36,972	37,199

25.	Condensed Consolidating Financial Information

Our 7.5% Senior Notes due 2014 and 1.75% Convertible Senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; and all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries.  For the years ended December 31, 2008, 2007 and 2006 we allocated total corporate expenses of $12,380, $10,030 and $6,460 to our subsidiaries, respectively. Additionally, we charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2008 and December 31, 2007, condensed consolidating statements of operations for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 and the condensed consolidating statements of cash flows for the years ended December 31, 2008, December 31, 2007 and December 31, 2006 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$71,545	$57,855	$—	$129,400
Restricted cash	865	—	—	—	865
Short-term investments	—	—	13,686	—	13,686
Accounts receivable — net	46,506	14,353	—	—	60,859
Due from affiliates	649,440	4,878	2,431,954	(3,047,210)	39,062
Inventories	87,673	50,438	—	—	138,111
Prepaid and other assets	2,204	18,479	79,177	—	99,860
Deferred taxes — current portion	32,290	—	—	—	32,290
Total current assets	818,978	159,693	2,582,672	(3,047,210)	514,133
Investment in subsidiaries	40,356	—	(880,857)	840,501	—
Property, plant and equipment — net	427,532	911,083	1,422	—	1,340,037
Intangible asset — net	32,527	—	—	—	32,527
Due from affiliates — less current portion	—	7,599	—	—	7,599
Other assets	62,169	50,649	17,670	11,315	141,803
Total assets	$1,381,562	$1,129,024	$1,720,907	$(2,195,394)	$2,036,099

Liabilities and shareholders’ equity:
Accounts payable – trade	$61,094	$40,913	$136	$—	$102,143
Due to affiliates	2,147,116	50,860	251,456	(2,378,475)	70,957
Accrued and other current liabilities	27,991	8,836	21,950	—	58,777
Accrued employee benefits costs — current portion	10,744	—	1,326	—	12,070
Convertible senior notes	—	—	175,000	—	175,000
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,254,760	100,609	449,868	(2,378,475)	426,762
Senior unsecured notes payable	—	—	250,000	—	250,000
Revolving credit facility	—	—	25,000	—	25,000
Accrued pension benefit costs — less current portion	29,772	—	20,236	—	50,008
Accrued postretirement benefit costs — less current portion	216,895	—	2,644	—	219,539
Other liabilities/intercompany loan	29,434	647,812	13,638	(657,420)	33,464
Deferred taxes — less current portion	5,767	66,038	—	—	71,805
Total noncurrent liabilities	281,868	713,850	311,518	(657,420)	649,816
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	491	(72)	491
Additional paid-in capital	297,292	144,371	2,240,014	(441,663)	2,240,014
Accumulated other comprehensive income (loss)	(147,979)	(5,837)	(137,208)	153,816	(137,208)
Retained earnings (accumulated deficit)	(1,304,439)	176,019	(1,143,778)	1,128,420	(1,143,778)
Total shareholders’ equity	(1,155,066)	314,565	959,521	840,501	959,521
Total liabilities and shareholders’ equity	$1,381,562	$1,129,024	$1,720,907	$(2,195,394)	$2,036,099

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$11,128	$49,834	$—	$60,962
Restricted cash	873	—	—	—	873
Short-term investments	—	—	280,169	—	280,169
Accounts receivable — net	80,999	12,452	—	—	93,451
Due from affiliates	44,199	7,977	1,020,688	(1,046,171)	26,693
Inventories	136,766	38,937	—	(602)	175,101
Prepaid and other assets	4,667	21,884	13,540	—	40,091
Deferred taxes — current portion	17,867	—	—	51,991	69,858
Total current assets	285,371	92,378	1,364,231	(994,782)	747,198
Investment in subsidiaries	41,499	—	110,866	(152,365)	—
Property, plant and equipment — net	421,416	837,496	1,128	—	1,260,040
Intangible asset — net	47,603	—	—	—	47,603
Goodwill	—	94,844	—	—	94,844
Deferred taxes — less current portion	—	—	575,676	(254,608)	321,068
Other assets	60,130	16,382	18,503	12,503	107,518
Total assets	$856,019	$1,041,100	$2,070,404	$(1,389,252)	$2,578,271

Liabilities and shareholders’ equity:
Accounts payable – trade	$50,601	$28,303	$578	$—	$79,482
Due to affiliates	501,271	93,431	87,415	(465,363)	216,754
Industrial revenue bonds	7,815	—	—	—	7,815
Accrued and other current liabilities	16,514	17,743	26,225	—	60,482
Accrued employee benefits costs — current portion	10,653	—	1,344	—	11,997
Deferred taxes –current portion	—	—	24,054	(24,054)	—
Convertible senior notes	—	—	175,000	—	175,000
Total current liabilities	586,854	139,477	314,616	(489,417)	551,530
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	—	—	14,427	—	14,427
Accrued postretirement benefit costs — less current portion	183,479	—	1,374	—	184,853
Other liabilities/intercompany loan	26,419	571,368	15,100	(573,244)	39,643
Due to affiliates — less current portion	—	—	913,683	—	913,683
Deferred taxes — less current portion	230,381	6,776	—	(174,226)	62,931
Total noncurrent liabilities	440,279	578,144	1,194,584	(747,470)	1,465,537
Shareholders’ equity:
Common stock	60	12	410	(72)	410
Additional paid-in capital	292,434	136,797	857,787	(429,231)	857,787
Accumulated other comprehensive income (loss)	(52,674)	5,524	(51,531)	47,150	(51,531)
Retained earnings (accumulated deficit)	(410,934)	181,146	(245,462)	229,788	(245,462)
Total shareholders’ equity	(171,114)	323,479	561,204	(152,365)	561,204
Total liabilities and shareholders’ equity	$856,019	$1,041,100	$2,070,404	$(1,389,252)	$2,578,271

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,127,084	$347,731	$—	$—	$1,474,815
Related parties	307,932	188,029	—	—	495,961
	1,435,016	535,760	—	—	1,970,776
Cost of goods sold	1,284,861	373,706	—	585	1,659,152
Gross profit	150,155	162,054	—	(585)	311,624
Selling, general and administrative expenses	44,806	3,417	—	—	48,223
Goodwill impairment	—	94,844	—	—	94,844
Operating income (loss)	105,349	63,793	—	(585)	168,557
Interest expense – third party	(24,496)	—	—	—	(24,496)
Interest expense – affiliates	54,755	(55,900)	—	—	(1,145)
Interest income	5,340	2,141	—	—	7,481
Interest income – affiliates	—	318	—	—	318
Net loss on forward contracts	(728,698)	(15,750)	—	—	(744,448)
Other expense - net	(4,394)	2,216	—	—	(2,178)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(592,144)	(3,182)	—	(585)	(595,911)
Income tax benefit (expense)	(326,436)	6,882	—	243	(319,311)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(918,580)	3,700	—	(342)	(915,222)
Equity in earnings (loss) of subsidiaries and joint ventures	12,976	5,054	(898,316)	897,192	16,906
Net income (loss)	$(905,604)	$8,754	$(898,316)	$896,850	$(898,316)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,101,311	$348,439	$—	$—	$1,449,750
Related parties	223,818	124,595	—	—	348,413
	1,325,129	473,034	—	—	1,798,163
Cost of goods sold	1,115,673	321,477	—	(2,450)	1,434,700
Gross profit	209,456	151,557	—	2,450	363,463
Selling, general and administrative expenses	45,250	14,670	—	—	59,920
Operating income	164,206	136,887	—	2,450	303,543
Interest expense – third party	(24,329)	(8,570)	—	—	(32,899)
Interest expense – affiliates	42,435	(42,435)	—	—	—
Interest income	9,136	1,654	—	—	10,790
Net loss on forward contracts	(508,875)	—	—	—	(508,875)
Loss on early extinguishment of debt	—	(2,461)	—	—	(2,461)
Other income (expense) - net	(176)	(665)	—	—	(841)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(317,603)	84,410	—	2,450	(230,743)
Income tax (expense) benefit	106,068	8,715	—	(934)	113,849
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(211,535)	93,125	—	1,516	(116,894)
Equity in earnings (loss) of subsidiaries and joint ventures	25,197	2,747	(101,249)	88,950	15,645
Net income (loss)	$(186,338)	$95,872	$(101,249)	$90,466	$(101,249)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2006

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,071,670	$227,365	$—	$—	$1,299,035
Related parties	180,478	79,053	—	—	259,531
	1,252,148	306,418	—	—	1,558,566
Cost of goods sold	1,000,879	213,469	—	(4,304)	1,210,044
Gross profit	251,269	92,949	—	4,304	348,522
Selling, general and administrative expenses	38,567	796	—	—	39,363
Operating income	212,702	92,153	—	4,304	309,159
Interest expense – third party	(24,632)	(12,370)	—	—	(37,002)
Interest expense – affiliates	30,699	(30,699)	—	—	—
Interest income	1,254	451	—	—	1,705
Net loss on forward contracts	(389,839)	—	—	—	(389,839)
Other income (expense) - net	7,132	(234)	—	—	6,898
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(162,684)	49,301	—	4,304	(109,079)
Income tax (expense) benefit	56,297	(2,707)	—	(1,549)	52,041
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(106,387)	46,594	—	2,755	(57,038)
Equity in earnings (loss) of subsidiaries and joint ventures	17,383	5,366	(40,955)	34,289	16,083
Net income (loss)	$(89,004)	$51,960	$(40,955)	$37,044	$(40,955)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash (used in) provided by operating activities	$(712,325)	$46,887	$—	$(665,438)
Investing activities:
Purchase of property, plant and equipment	(34,715)	(9,005)	(816)	(44,536)
Nordural expansion	—	(80,314)	—	(80,314)
Investments in and advances to joint ventures	—	—	(36,974)	(36,974)
Payments received on advances to joint ventures	225		1,529	1,754
Proceeds from sale of property	286	45	—	331
Restricted cash deposits	8	—	—	8
Net cash used in investing activities	(34,196)	(89,274)	(36,261)	(159,731)
Financing activities:
Repayment of long-term debt – related party	—	—	(505,198)	(505,198)
Borrowing on revolving credit facility	—	—	35,000	35,000
Repayments on revolving credit facility	—	—	(10,000)	(10,000)
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	746,521	102,804	(849,325)	—
Issuance of preferred stock	—	—	929,480	929,480
Issuance of common stock	—	—	443,668	443,668
Net cash provided by financing activities	746,521	102,804	44,282	893,607
Net change in cash	—	60,417	8,021	68,438
Cash, beginning of the period	—	11,128	49,834	60,962
Cash, end of the period	$—	$71,545	$57,855	$129,400

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash (used in) provided by operating activities	$(136,445)	$130,690	$—	$(5,755)
Investing activities:
Purchase of property, plant and equipment	(18,773)	(5,283)	(184)	(24,240)
Nordural expansion	—	(88,764)	—	(88,764)
Proceeds from sale of property, plant and equipment	3	692	—	695
Restricted and other cash deposits	3,738	—	—	3,738
Net cash used in investing activities	(15,032)	(93,355)	(184)	(108,571)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(369,436)	—	(369,436)
Excess tax benefits from share-based compensation	—	—	588	588
Intercompany transactions	151,477	301,363	(452,840)	—
Issuance of common stock	—	—	417,771	417,771
Net cash provided by (used in) financing activities	151,477	(38,073)	(34,481)	78,923
Net change in cash	—	(738)	(34,665)	(35,403)
Cash, beginning of the year	—	11,866	84,499	96,365
Cash, end of year	$—	$11,128	$49,834	$60,962

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$146,868	$38,485	$—	$185,353
Investing activities:
Purchase of property, plant and equipment	(15,599)	(7,294)	(709)	(23,602)
Nordural expansion	—	(193,511)	—	(193,511)
Proceeds from sale of property, plant and equipment	7,620	139	—	7,759
Restricted and other cash deposits	(2,583)	—	—	(2,583)
Net cash used in investing activities	(10,562)	(200,666)	(709)	(211,937)
Financing activities:
Borrowings of long-term debt	—	109,000	—	109,000
Repayment of long-term debt	—	(581)	—	(581)
Repayment of revolving credit facility	—	—	(8,069)	(8,069)
Excess tax benefits from share-based compensation	—	—	1,394	1,394
Intercompany transactions	(136,306)	46,623	89,683	—
Issuance of common stock	—	—	3,453	3,453
Net cash provided by (used in) financing activities	(136,306)	155,042	86,461	105,197
Net change in cash and cash equivalents	—	(7,139)	85,752	78,613
Cash and cash equivalents, beginning of the year	—	19,005	(1,253)	17,752
Cash and cash equivalents, end of year	$—	$11,866	$84,499	$96,365

26.	Subsequent Events

Ravenswood Curtailment

On February 4, 2009, we announced the curtailment of the remaining plant operations at its Ravenswood, WV aluminum smelter by February 20, 2009.  Layoffs for the majority of Ravenswood's employees were completed February 20, 2009.  This announcement followed a Federal Worker Adjustment and Retraining Notification Act ("WARN") on December 17, 2008 wherein we informed the employees of the possibility of curtailment of the entire plant at the end of a 60 day period.  The decision to curtail the operations was due to the high operating cost at the Ravenswood aluminum smelter in relation to our other facilities and the continued decline in aluminum sales prices from December 17, 2008 through February 2009.

We expect to record approximately $25,000 to $28,000 in net charges related to the curtailment of Ravenswood's operations in February 2009 (the "Curtailment").   Included in the charge is approximately $26,000 to $28,000 for employee severance costs (including pension plan curtailments); $7,000 to $8,000 in contract termination and other costs associated with the Curtailment; and a gain of approximately $8,000 related to other postemployment benefits plan curtailments.  We are currently evaluating the effect of the Ravenswood operations on the net carrying value of property, plant and equipment which was $80,365 at December 31, 2008.

As a result of the curtailment of Ravenswood, we expect to incur cash losses of approximately $15,000 to $20,000 in 2009 to sell excess alumina that will be received under our alumina supply agreement that expires December 31, 2009.  This estimate is based on current LME prices for primary aluminum which our alumina contracts prices are based on, current reported spot prices received for sale of alumina and the expectation that a portion of this material will be available to be used in our other smelting operations.

We estimate that future cash expenditures related to the curtailment will be approximately $32,000 over the next 24 months.  In addition, we expect to incur cash losses of $15,000 to $20,000 in connection with the sale of excess alumina, discussed above.  We estimate that ongoing activities at Ravenswood following the curtailment will result in future cash expenditures over the next 24 months of $20,000 to $25,000.

Equity Offering

In February 2009, we completed a public equity offering of 24,500,000 shares of common stock at a price of $4.50 per share, raising $110,250 before offering costs.  The offering costs were approximately $6,240, representing underwriting discounts and commissions and offering expenses.

Glencore purchased 13,242,250 shares in the January 2009 offering.  We have agreed with Glencore to amend the terms of our Standstill and Governance Agreement to increase the percentage of our voting securities that Glencore may acquire prior to April 7, 2009 and to allow Glencore to exercise voting rights with respect to the shares of common stock it purchases in this offering.  As of February 20, 2009, we believe that Glencore beneficially owned, through common stock and preferred stock ownership, approximately 38.1% of our issued and outstanding common stock and an overall 48.9% economic ownership of Century.

We intend to use the net proceeds from the sale of our common stock for general corporate purposes, including repayment of debt.

Revolving Credit Facility

We repaid the $25,000 outstanding borrowings on our revolving credit facility in February 2009.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2008.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2008.  The effectiveness of our internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2009, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2009.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2009, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2009, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2009.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2009, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2009.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2009, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2009.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Notes to the Consolidated Financial Statements.

(a)(2)	List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2008, 2007 and 2006.

(a)(3)	List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of Century Aluminum Company, as amended	8-K	000-27918	August 16, 2005
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005
3.3	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
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
4.6.
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
		10-Q	000-27918	August 9, 2007
10.1	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.2	Amendment No. 1 to Employment Agreement dated as of March 19, 2007 by and between Century Aluminum Company and Logan W. Kruger*				X
10.3	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-Q	000-27918	November 9, 2007
10.4	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*				X
10.5	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	February 29, 2008

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.6	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*				X
10.7	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.8	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	November 9, 2007
10.9	Amendment No. 2 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*				X
10.10	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.11	Amendment No. 1 to Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*				X
10.12	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.13	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.14	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-Q	000-27918	November 9, 2007
10.15	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*				X
10.16	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.17	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*				X
10.18	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.19	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-K	000-27918	February 29, 2008
10.20	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-Q	000-27918	November 9, 2007
10.21	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Robert R. Nielsen*				X
10.22	Amended and Restated Severance Protection Agreement, dated as of March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-K	000-27918	February 29, 2008
10.23	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Robert R. Nielsen*				X
10.24	Severance Protection Agreement, dated as of March 20, 2007, by and between Century Aluminum Company and Giulio Casello*				X
10.25	Amendment No. 1 to Severance Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Giulio Casello*				X
10.26	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.27	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.28	Amended and Restated 1996 Stock Incentive Plan*	8-K	000-27918	August 16, 2005
10.29	Form of Stock Option Agreement – Employee*	10-K	000-27918	March 16, 2006
10.30	Form of Stock Option Agreement – Non-Employee Director*	10-K	000-27918	March 16, 2006
10.31	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.32	Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	May 14, 2002
10.33	First Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-K	000-27918	March 16, 2005
10.34	Second Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 9, 2005
10.35	Third Amendment of the Century Aluminum Company Supplemental Retirement Income Benefit Plan*				X
10.36	Amended and Restated Annual Incentive Plan*	8-K	000-27918	April 11, 2008
10.37	Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008
10.38	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.39	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.40	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.41	Acquisition Agreement, dated as of July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.42	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.43	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.44	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.45	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.46	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.47	Alumina Supply Contract, dated as of April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.48	Alumina Supply Contract, dated as of April 14, 2008, by and between Century Aluminum Company and Glencore AG***	10-Q	000-27918	August 11, 2008
10.49	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by and between Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.50	Toll Conversion Agreement 2, dated as of April 30, 2007 by and between Nordural ehf and Glencore AG.***	10-Q	000-27918	August 9, 2007
10.51	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.52	General Bond, dated as of February 10, 2005, by and between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.53
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-Q	000-27918	November 9, 2005
10.54
Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2007, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
X
10.55	Termination Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore, Ltd.	8-K	000-27918	July 8, 2008
10.56	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.57	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG	8-K	000-27918	July 8, 2008
10.58	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer				X
32.1	Section 1350 Certifications				X

____________________________

*	Management contract or compensatory plan.

**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.

***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer
Dated: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ LOGAN W. KRUGER	Chief Executive Officer	March 2, 2009
Logan W. Kruger
/s/ MICHAEL A. BLESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 2, 2009
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	March 2, 2009
Steve Schneider
*	Chairman	March 2, 2009
John P. O’Brien
*	Director	March 2, 2009
Jarl Berntzen
*	Director	March 2, 2009
Robert E. Fishman
*	Director	March 2, 2009
John C. Fontaine
*	Director	March 2, 2009
Catherine Z. Manning
*	Director	March 2, 2009
Peter C. Jones
*	Director	March 2, 2009
Willy R. Strothotte
*	Director	March 2, 2009
Jack E. Thompson
*By: /s/ ROBERT R. NIELSEN Robert R. Nielsen, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company's internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 27, 2009 (which report on the audit of the consolidated financial statements expressed an unqualified opinion and included an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes); such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Pittsburgh, Pennsylvania
February 27, 2009

CENTURY ALUMINUM COMPANY
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Deductions	Balance at End of Period
	(Dollars in Thousands)
YEAR ENDED DECEMBER 31, 2006:
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
YEAR ENDED DECEMBER 31, 2007:
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
Deferred tax asset - valuation allowance	$—	$13,881	$—	$13,881
YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
Deferred tax asset - valuation allowance	$13,881	$544,128	$—	$558,009
Inventory – lower of cost or market reserve	$—	$55,867	$—	$55,867