Form 10-Q
period 2009-03-31
CENTURY ALUMINUM CO
filed 2009-05-11
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes                ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*  ☐  Yes      ☐  No

* - The registrant is not currently required to submit interactive data files.

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

The registrant had 74,139,488 shares of common stock outstanding at April 30, 2009.

Page
PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Notes to Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Item 4. Controls and Procedures
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits
SIGNATURES

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Cash	$267,492	$129,400
Restricted cash	865	865
Short-term investments	—	13,686
Accounts receivable — net	34,517	60,859
Due from affiliates	12,158	39,062
Inventories	112,753	138,111
Prepaid and other current assets	23,557	99,861
Deferred taxes — current portion	—	32,290
Total current assets	451,342	514,134
Property, plant and equipment — net	1,329,956	1,340,037
Intangible asset — net	28,490	32,527
Due from affiliates – less current portion	7,599	7,599
Other assets	160,642	141,061
TOTAL	$1,978,029	$2,035,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$80,189	$102,143
Due to affiliates	62,920	70,957
Accrued and other current liabilities	64,172	58,777
Accrued employee benefits costs — current portion	12,070	12,070
Convertible senior notes	154,691	152,700
Industrial revenue bonds	7,815	7,815
Total current liabilities	381,857	404,462
Senior unsecured notes payable	250,000	250,000
Revolving credit facility	—	25,000
Accrued pension benefits costs — less current portion	49,336	50,008
Accrued postretirement benefits costs — less current portion	180,464	219,539
Other liabilities	42,023	33,464
Deferred taxes	65,443	71,805
Total noncurrent liabilities	587,266	649,816
CONTINGENCIES AND COMMITMENTS (NOTE 13)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized; 153,555 and 155,787 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	2	2
Common stock (one cent par value, 100,000,000 shares authorized; 74,139,488 and 49,052,692 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively)	741	491
Additional paid-in capital	2,377,310	2,272,128
Accumulated other comprehensive loss	(100,190)	(137,208)
Accumulated deficit	(1,268,957)	(1,154,333)
Total shareholders’ equity	1,008,906	981,080
TOTAL	$1,978,029	$2,035,358

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2009	2008
NET SALES:
Third-party customers	$170,414	$356,893
Related parties	54,173	114,249
	224,587	471,142
Cost of goods sold	296,948	375,147
Gross profit (loss)	(72,361)	95,995
Other operating expenses	24,332	—
Selling, general and administrative expenses	10,120	18,866
Operating income (loss)	(106,813)	77,129
Interest expense	(8,043)	(8,032)
Interest income	725	2,523
Interest income – affiliates	142	—
Net loss on forward contracts	(3,602)	(448,308)
Other expense - net	(242)	(533)
Loss before income taxes and equity in earnings of joint ventures	(117,833)	(377,221)
Income tax benefit	4,096	138,892
Loss before equity in earnings of joint ventures	(113,737)	(238,329)
Equity in (losses) earnings of joint ventures	(887)	4,393
Net loss	$(114,624)	$(233,936)

LOSS PER COMMON SHARE:
Basic and Diluted	$(1.77)	$(5.70)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	64,608	41,040

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(114,624)	$(233,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized net loss on forward contracts	1,817	395,930
Accrued plant curtailment costs	18,235	—
Depreciation and amortization	20,845	20,785
Lower of cost or market inventory adjustment	2,271	—
Deferred income taxes	25,548	(144,331)
Pension and other post retirement benefits	4,112	4,177
Stock-based compensation	(90)	8,470
Excess tax benefits from share-based compensation	—	(499)
Undistributed losses (earnings) of joint ventures	887	(4,393)
Changes in operating assets and liabilities:
Accounts receivable – net	26,342	(6,356)
Purchase of short-term trading securities	—	(108,536)
Sale of short-term trading securities	13,686	127,450
Due from affiliates	26,904	(8,513)
Inventories	4,761	(12,802)
Prepaid and other current assets	74,187	2,710
Accounts payable, trade	(12,201)	12,797
Due to affiliates	(8,037)	24,542
Accrued and other current liabilities	(9,887)	(18,974)
Other – net	(20)	329
Net cash provided by operating activities	74,736	58,850

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,184)	(8,915)
Nordural expansion	(6,501)	(7,389)
Net cash used in investing activities	(15,685)	(16,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit facility	(25,000)	—
Excess tax benefits from shared-based compensation	—	499
Issuance of common stock – net of issuance costs	104,041	1,543
Net cash provided by financing activities	79,041	2,042
NET CHANGE IN CASH	138,092	44,588
Cash, beginning of the period	129,400	60,962
Cash, end of the period	$267,492	$105,550

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three months ended March 31, 2009 and 2008
(Dollars in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first three months of 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Management’s Plans

We have incurred losses each year since 2005 and had an accumulated deficit of $1,268,957 as of March 31, 2009.  For the quarter ended March 31, 2009 and the year ended December 31, 2008, we sustained net losses available to common stockholders of $114,624 and $895,187 (as adjusted for the adoption of FSP APB 14-1, see Note 3), respectively.  Our financial position and liquidity have been and are expected to continue to be materially adversely affected by low aluminum prices as compared to our cost of production.  If primary aluminum prices remain at current levels, we would expect such liquidity would be sufficient to fund our operations through the middle of 2010.

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We will continue to explore alternative or supplementary financing arrangements to the revolving credit facility.  Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

3.	FSP APB 14-1 Adoption

FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (the “FSP”) fundamentally changes the accounting for certain convertible debt instruments.  Issuers of convertible debt instruments that are affected by the FSP must separately account for the liability and equity components of the convertible debt instruments in a manner that reflects the entity’s hypothetical nonconvertible borrowing rate.  The FSP requires the retrospective application of these changes to our financial statements back to the date of issuance of our 1.75% convertible senior notes with a cumulative effect adjustment recognized as of the beginning of the first period presented.  The FSP was effective for Century Aluminum on January 1, 2009.

The FSP applies to our 1.75% convertible senior notes issued in 2004 (the “Notes”).  The holders of our Notes may convert at any time at an initial conversion rate of 32.743 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of $30.5409 per share of common stock.  Upon conversion, we would deliver cash up to the principal amount of the Notes to be converted and, at our election, cash, common stock or a combination thereof for any conversion obligation in excess of the principal amount of the Notes to be converted.  We did not enter into any derivative transactions in connection with the issuance of the Notes.  Currently, the if-converted value of the Notes is significantly less than the principal balance of the Notes.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We applied the guidance in the FSP to measure the fair value of the liability component of the Notes using a discounted cash flow model.  We assessed the expected life of the liability component to be seven years or through August 2011 (based on the noteholder’s put option in August 2011) and applied a hypothetical nonconvertible borrowing rate (7.25%) which was based on yields of similarly rated nonconvertible instruments issued in August 2004.  We determined the carrying amount of the equity component by deducting the fair value of the liability component from the principal amount of the Notes.  The tax effect of the temporary basis difference associated with the liability component of the Notes is recorded as an adjustment to additional paid in capital as proscribed by the FSP.

In 2004, we capitalized approximately $6,000 of transaction costs related to the issuance of the Notes.  We amortize these capitalized financing fees to interest expense over the expected life of the Notes.  The FSP requires the allocation of these capitalized financing fees to the liability and equity components and accounting for the allocated fees as either debt issuance costs or equity issuance costs.

The adoption of the FSP resulted in the following amounts recognized in our financial statements:

	March 31, 2009	December 31, 2008

Principal of the liability component of 1.75% convertible senior notes	$175,000	$175,000
Unamortized debt discount	(20,309)	(22,300)
Net carrying amount of liability component of 1.75% convertible senior notes	$154,691	$152,700

Net carrying amount of equity component of 1.75% convertible senior notes (net of $18,261 taxes and $1,799 issuance costs)	$32,114	$32,114

Interest expense related to the 1.75% convertible senior notes:
	Three months ended March 31,
	2009	2008
Contractual interest coupon	$766	$766
Amortization of the debt discount on the liability component	1,990	1,853
Total	$2,756	$2,619

Effective interest rate for the liability component for the period	6.30%	5.99%

The estimated amortization expense for the debt discount for the 1.75% convertible senior notes through the remaining expected life (August 2011) is as follows:

	Nine months ending December 31, 2009	2010	2011
Estimated debt discount amortization expense	$6,163	$8,755	$5,391

The adoption of the FSP requires the retrospective application to all periods presented as of the beginning of the first period presented.  As of January 1, 2009, the FSP was adopted and comparative financial statements of prior years have been adjusted to apply the FSP retrospectively.  The line items for the 2008 financial statements which are affected by the change in accounting principle are indicated below.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2008
	As Reported	Effect of change	As Adjusted
ASSETS
Total current assets	$514,134	$—	$514,134
Property, plant and equipment — net	1,340,037	—	1,340,037
Intangible asset — net	32,527	—	32,527
Due from affiliates – less current portion	7,599	—	7,599
Other assets	141,802	(741)	141,061
TOTAL	$2,036,099	$(741)	$2,035,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$102,143	$—	$102,143
Due to affiliates	70,957	—	70,957
Accrued and other current liabilities	58,777	—	58,777
Accrued employee benefits costs — current portion	12,070	—	12,070
Convertible senior notes	175,000	(22,300)	152,700
Industrial revenue bonds	7,815	—	7,815
Total current liabilities	426,762	(22,300)	404,462
Total noncurrent liabilities	649,816	—	649,816
SHAREHOLDERS’ EQUITY:
Preferred stock	2	—	2
Common stock	491	—	491
Additional paid-in capital	2,240,014	32,114	2,272,128
Accumulated other comprehensive loss	(137,208)	—	(137,208)
Accumulated deficit	(1,143,778)	(10,555)	(1,154,333)
Total shareholders’ equity	959,521	21,559	981,080
TOTAL	$2,036,099	$(741)	$2,035,358

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended March 31, 2008
	As Reported	Effect of change	As Adjusted

Net Sales	$471,142	$—	$471,142
Cost of goods sold	375,147	—	375,147
Gross profit	95,995	—	95,995
Selling, general and administrative expenses	18,866	—	18,866
Operating income	77,129	—	77,129
Interest expense	(6,243)	(1,789)	(8,032)
Interest income	2,523	—	2,523
Net loss on forward contracts	(448,308)	—	(448,308)
Other expense - net	(533)	—	(533)
Loss before income taxes and equity in earnings of joint ventures	(375,432)	(1,789)	(377,221)
Income tax benefit	138,243	649	138,892
Loss before equity in earnings of joint ventures	(237,189)	(1,140)	(238,329)
Equity in earnings of joint ventures	4,393	—	4,393
Net loss	$(232,796)	$(1,140)	$(233,936)

LOSS PER COMMON SHARE:
Basic and Diluted	$(5.67)	$(0.03)	$(5.70)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted (in thousands)	41,040	—	41,040

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three months ended March 31, 2008
	As Reported	Effect of change	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(232,796)	$(1,140)	$(233,936)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized net loss on forward contracts	395,930	—	395,930
Depreciation and amortization	20,785	—	20,785
Deferred income taxes	(143,682)	(649)	(144,331)
Pension and other post retirement benefits	4,177	—	4,177
Stock-based compensation	8,470	—	8,470
Excess tax benefits from share-based compensation	(499)	—	(499)
Undistributed earnings of joint ventures	(4,393)	—	(4,393)
Changes in operating assets and liabilities:
Accounts receivable – net	(6,356)	—	(6,356)
Purchase of short-term trading securities	(108,536)	—	(108,536)
Sale of short-term trading securities	127,450	—	127,450
Due from affiliates	(8,513)	—	(8,513)
Inventories	(12,802)	—	(12,802)
Prepaid and other current assets	2,710	—	2,710
Accounts payable, trade	12,797	—	12,797
Due to affiliates	24,542	—	24,542
Accrued and other current liabilities	(18,974)	—	(18,974)
Other – net	(1,460)	1,789	329
Net cash provided by operating activities	58,850	—	58,850

Net cash used in investing activities	(16,304)	—	(16,304)

Net cash provided by financing activities	2,042	—	2,042
NET CHANGE IN CASH	44,588	—	44,588
Cash, beginning of the period	60,962	—	60,962
Cash, end of the period	$105,550	$—	$105,550

As the result of the accounting change, our accumulated deficit as of January 1, 2008, increased $13,684 from $245,462 to $259,146.

4.	Curtailment of Operations – Ravenswood and Hawesville

On December 17, 2008, our subsidiary, Century Aluminum of West Virginia, Inc. (“CAWV”), issued a conditional Worker Adjustment and Retraining Notification Act (“WARN”) notice at its Ravenswood, West Virginia smelter related to a curtailment of plant operations in 60 days. This facility employed approximately 684 persons.  Simultaneously with the issuance of the WARN, CAWV began the immediate curtailment of one of its four potlines which was completed by December 20, 2008.  In December 2008, we incurred curtailment costs of $1,667 for this partial curtailment at CAWV.  These costs were included in cost of goods sold.

On February 4, 2009, we announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  The decision to curtail the operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

On March 3, 2009, our subsidiary, Century Aluminum of Kentucky, announced the orderly curtailment of one potline at its Hawesville, Kentucky aluminum smelter (“Hawesville”).  Hawesville has production capacity of approximately 244,000 metric tons per year of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 4,370 metric tons per month and impacted approximately 120 employees.

We incurred curtailment charges of $24,332 during the three months ended March 31, 2009, which are reported in the “Other operating expenses” line item in the Consolidated Statements of Operations.  The majority of the curtailment charges related to Ravenswood.  The components of the curtailment costs for the three months ended March 31, 2009 are as follows:

Three months ended
March 31, 2009

Severance/employee-related cost	$24,590
Alumina contract – spot sales losses	3,331
Power/other contract termination costs	6,332
Ongoing site costs	1,589
Gross expense	35,842
Pension plan curtailment adjustment	2,483
OPEB plan curtailment adjustment	(13,993)
Net expense	$24,332

Cash expenditure forecasts and cash payments to date

	Total gross cash expenditure forecast	Approximate cash payments through March 31, 2009
Curtailment of operations at Ravenswood and Kentucky (24 months)	$33,000	$4,450
Ongoing idling costs at Ravenswood (24 months)	$32,000	$500
Contract termination costs – alumina purchase contract (1)	$9,000	$2,750

(1)
This estimate is based on actual losses during the first quarter and $6,000 in future payments to St. Ann Bauxite Ltd. in compensation for the reduced bauxite sales related to alumina and bauxite contract amendments.  See Note 21 Subsequent Events for additional information about the alumina and bauxite contract amendments.

5.	Equity Offering

February 2009 Offering

In February 2009, we completed a public offering of 24,500,000 shares of common stock at a price of $4.50 per share, raising $110,250 before offering costs.  The offering costs were approximately $6,209, representing underwriting discounts and commissions and offering expenses.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Glencore International AG (together with its subsidiaries, “Glencore”) purchased 13,242,250 shares of common stock in the February 2009 offering.  We agreed with Glencore to amend the terms of our Standstill and Governance Agreement with Glencore to increase the percentage of our voting securities that Glencore could acquire and vote prior to April 7, 2009, in connection with Glencore’s purchase of common stock in this offering.  As of March 31, 2009, we believe that Glencore beneficially owned, through its common stock, approximately 38.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 48.7% economic ownership of Century.

We intend to use the net proceeds from the sale of our common stock for general corporate purposes, including repayment of debt.

6.	Fair Value Measurements and Derivative Instruments

SFAS No. 157, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Under SFAS No. 157, fair value is an exit price and that exit price should reflect all the assumptions that markets participant would use in pricing the asset or liability.

Short-term Investments.  Our short-term investments consist of tax-exempt municipal bonds.  The market value of these investments is based upon their quoted market price in markets that are not actively traded.

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical and financial sales contracts and the Ravenswood power contract.  We measure the fair value of these contracts based on the quoted future market prices at the reporting date in their respective principal markets for all available periods.  We discount the expected cash flows from these contracts using a risk-adjusted discount rate.  The primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the London Metals Exchange (“LME”) spot and forward market for primary aluminum and the U.S. Midwest Premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  Prior to the termination of the primary aluminum forward financial sales contracts in July 2008, the term of one of these contracts extended beyond the quoted LME futures market.  We estimated the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the quoted LME market prices in 2013.  These future market assumptions were significant to the fair value measurements.  The Ravenswood power contract derivative is valued based in part on the LME forward market.

Fluctuations in the market prices for our primary aluminum forward financial sales contracts had a significant impact on gains and losses from forward contracts included in our financial statements from period to period.  Unrealized gains and losses for these primary aluminum forward financial sales contracts were included in net gain (loss) on forward contracts.  Our other derivative contracts, natural gas forward financial purchase contracts and foreign currency forward contracts qualify for cash flow hedge treatment under SFAS No. 133, “Accounting for Derivatives.”  The effective portion of these contracts is recorded in other comprehensive income.  The realized gains or losses on these hedges are recorded in the statement of operations when the hedged transaction affects earnings.  The ineffective portions of these hedges are recognized immediately in the statement of operations.  We have no foreign currency forwards or options outstanding at March 31, 2009 or December 31, 2008.  We settled our foreign currency forward contracts in October 2008.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	March 31, 2009	December 31, 2008
DERIVATIVE ASSETS:
Power contract	Prepaid and other assets	$85	$2,202
TOTAL DERIVATIVE ASSETS		85	2,202

DERIVATIVE LIABILITIES:
Natural gas forward financial contracts	Accrued and other current liabilities	$(6,208)	$(10,130)
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(932)	(1,256)
Aluminum sales premium contracts – less current portion	Other liabilities	$(492)	(503)
TOTAL DERIVATIVE LIABILITIES		$(7,632)	(11,889)

Derivatives in SFAS 133 Cash Flow Hedging Relationships:
	Three months ended March 31, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on Derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount

Natural gas forward financial contracts	$(6,208)	Cost of goods sold	$(8,767)		—

Foreign currency (1)	$(4,110)	Cost of goods sold	$(2,526)	Net loss on forward contracts	$(1,607)

(1)	We have no foreign currency forwards or options outstanding at March 31, 2009 or December 31, 2008. We settled our foreign currency forward contracts in October 2008.

Natural Gas

To mitigate the volatility of the natural gas markets, we enter into fixed-price forward financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under SFAS No.133, have maturities through November 2009.  The critical terms of the contracts essentially match those of the underlying exposure.

The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion is reported currently in earnings.  Each month, when we settle the natural gas forward contracts, the realized gain or loss on our cash flow hedges are recognized in income as part of our cost of goods sold.

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	March 31, 2009	December 31, 2008
Natural gas forward financial contracts (thousands of MMBTU)	1,730	3,340

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  During 2008, we purchased foreign currency forward contracts to hedge our foreign currency risk in the ISK associated with a portion of the forecasted operating costs payable in ISK at Grundartangi and for a portion of the forecasted capital expenditures payable in ISK for the Helguvik project.  These forward contracts were designated as cash flow hedges, qualified for hedge accounting under SFAS No.133 and had maturities through September 2009.  The critical terms of the contracts essentially matched those of the underlying exposure.  The effective portion of the forward contracts gain or loss was reported in other comprehensive income and the ineffective portion was reported currently in earnings.

Each month, when we settle the foreign currency forward contracts, the realized gain or loss on our cash flow hedges for Grundartangi operating costs are recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Helguvik capital expenditures are accumulated in other comprehensive income and would be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.

In October 2008, following the appreciable devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.

We recognized losses of approximately $1,607 in the first quarter of 2009 (none in the first quarter of 2008) on the ineffective portions of the forward contracts for the forecasted Helguvik capital expenditures.  These losses are recorded in net loss on forward contracts in our Consolidated Statements of Operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik capital expenditures.

The foreign currency forward and natural gas forward financial purchase contracts are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  Due to the fact that we are currently in a liability position for almost all of our forward contracts, our counterparty risk is very minimal at this time.  If any counterparty failed to perform according to the terms of the contract, the accounting impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

As of March 31, 2009, an accumulated other comprehensive loss of $10,624 is expected to be reclassified to earnings over the next 12-month period.

Derivatives Not designated as Hedging Instruments under SFAS 133:
	Three months ended March 31, 2009
	Gain (loss) recognized in income on derivative
	Location	Amount

Power contracts	Net loss on forward contracts	$(2,117)

Aluminum sales premium contracts	Related party sales	$804
Aluminum sales premium contracts	Net loss on forward contracts	$122

Power

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the remaining term of the contract, gains and losses associated with the embedded derivative are recorded in net gain (loss) on forward contracts in the Consolidated Statements of Operations.  We have recorded a derivative asset of $85 and $2,202 for the embedded derivative at March 31, 2009 and December 31, 2008, respectively.

Aluminum sales premium contracts

The Glencore Metal Agreement I is a physical delivery contract for 50,000 mtpy of primary aluminum through December 31, 2009 with variable, LME-based pricing.  We account for the Glencore Metal Agreement I as a derivative instrument under SFAS No. 133.  We have not designated the Glencore Metal Agreement I as “normal” because it replaced and was a substitute for a significant portion of a sales contract which did not qualify for this designation.  Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.  Gains and losses on the derivative are based on, (1) the difference between a contracted U.S. Midwest premium and the actual U.S. Midwest premium at settlement, and (2) the difference between a contracted U.S. Midwest premium and a forecast of the U.S. Midwest premium for future periods.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the Consolidated Statements of Operations.

The Glencore Metal Agreement II is a physical delivery contract for 20,400 mtpy of primary aluminum through December 31, 2013 with variable, LME-based pricing.  Under the Glencore Metal Agreement II, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the Consolidated Statements of Operations.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	March 31, 2009	December 31, 2008
Power contract (in megawatt hours) (1)	3,931	1,066,000

Aluminum sales contract premiums (pounds of primary aluminum) (2)	297,278,000	335,102,000

(1)
We mark this contract to market based on our expected usage during the remaining term of the contract.  Our expected usage at March 31, 2009 reflects the curtailment of operations at Ravenswood in February 2009.

(2)	Represents the remaining physical deliveries under our Glencore Metal Agreements I and II.

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

Recurring Fair Value Measurements	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Derivative assets	$—	$—	$85	$85

LIABILITIES:
Derivative liabilities	$(6,208)	$—	$(1,424)	$(7,632)

Recurring Fair Value Measurements	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$13,686	$—	$13,686
Derivative assets	—	—	2,202	2,202
TOTAL	$—	$13,686	$2,202	$15,888

LIABILITIES:
Derivative liabilities	$(10,130)	$—	$(1,759)	$(11,889)

Change in Level 3 Fair Value Measurements during the three months ended March 31,
	Derivative liabilities/assets
	2009	2008
Beginning balance January 1,	$443	$(1,070,290)
Total loss (realized/unrealized) included in earnings	(1,946)	(448,238)
Settlements	164	41,415
Ending balance, March 31,	$(1,339)	$(1,477,113)

Amount of total loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at March 31,	$(1,770)	$(396,006)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The net loss on our derivative liabilities is recorded in our statement of operations under Net loss on forward contracts.  In 2009, our Level 3 derivative liabilities are included in our Accrued and other liabilities and Other liabilities line items of our consolidated balance sheet.  In 2008, our Level 3 derivative liabilities are included in our Due to affiliates, Accrued and other liabilities, Due to affiliates – less current portion and Other liabilities line items of our consolidated balance sheet.

7.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended March 31,
	2009			2008
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(114,624)			$(233,936)
Amount allocated to common shareholders (1)	100%			100%
Basic and Diluted EPS:
Loss allocable to common shareholders	$(114,624)	64,608	$(1.77)	$(233,936)	41,040	$(5.70)

(1)
We have not allocated the net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.  For the three months ended March 31, 2008, there was no preferred stock outstanding.

Impact of issuance of Series A Convertible Preferred Stock on EPS

In July 2008, we issued 160,000 shares of Series A Convertible Preferred Stock (convertible into 16,000,000 common shares) as a portion of the consideration for the termination of primary aluminum forward financial sales contracts with Glencore.  The preferred stock has similar characteristics of a “participating security” as described by SFAS No. 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128.”  In accordance with the guidance in SFAS No. 128 and EITF 03-6, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method.

EITF 03-6 does not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  Our preferred stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences.  The dividend rights of our preferred shareholder are equal to our common shareholders, as if it held of the number of common shares into which its shares of preferred stock are convertible into as of the record date.  The liquidation rights of the preferred stock mirror their dividend rights, in that the preferred stock ranks in parity to the common stock in respect of liquidation preference and would be entitled to share ratably with common stock holders in the distribution of assets in a liquidation (as though the preferred stock holders held the number of shares of common stock into which their shares of preferred stock were convertible).  The preferred stock has a liquidation preference of $0.01 per share.

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we will not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Options to purchase 413,434 and 445,843 shares of common stock were outstanding as of March 31, 2009 and 2008, respectively.  For the three months ended March 31, 2009, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  The average price for our common stock in the three months ended March 31, 2009 was below the conversion price of our 1.75% convertible senior notes.

For the three months ended March 31, 2008, all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  Based on the average price for our common stock in the three months ended March 31, 2008, we would have been required to issue approximately 2,722,000 shares upon an assumed conversion of our convertible debt.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 64,000 and 43,000 unvested shares of service-based stock outstanding at March 31, 2009 and 2008, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

8.	Shareholders’ Equity

Series A Convertible Preferred Stock Conversions

In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  All shares of Series A Convertible Preferred Stock are held by Glencore and were issued in connection with the termination of primary aluminum forward financial sales contracts with Glencore on July 7, 2008.  The issuance of common stock under our stock incentive programs triggers anti-dilution provisions of the preferred stock and results in the automatic conversion of shares of preferred stock into shares of common stock.

Automatic conversion of Series A Convertible Preferred Stock during the period:	Series A Convertible Preferred Stock	Shares of common stock issued upon conversion

Year ended December 31, 2008	4,213	421,282
Three months ended March 31, 2009	2,232	223,252
Total preferred stock conversions	6,445	644,534

9.	Income Taxes

As of March 31, 2009 and December 31, 2008, we had total unrecognized tax benefits (excluding interest) of $21,300 and $21,600, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of March 31, 2009 and December 31, 2008, respectively, are $15,300 and $15,200.

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of March 31, 2009, and December 31, 2008, we had approximately $3,800 and $3,400, respectively, of accrued interest related to unrecognized income tax benefits.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

During the three months ended March 31, 2009, we received a federal income tax refund of $79,724 related to a carryback of a portion of the December 31, 2008 taxable loss to tax years ended December 31, 2006 and December 31, 2007.  Additionally, we received a $10,094 federal income tax refund related to overpayments of December 31, 2008 estimated tax payments.

10.	Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Raw materials	$7,150	$19,664
Work-in-process	11,764	16,133
Finished goods	15,291	8,203
Operating and other supplies	78,548	94,111
Inventories	$112,753	$138,111

Inventories are stated at the lower of cost or market, using the first-in, first-out method.  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,326 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been reclassified to Other assets.

11.	Goodwill and Intangible Asset

In December 2008, we tested our goodwill for impairment and recorded a $94,844 impairment loss.  As of January 1, 2009, we have no goodwill.

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of March 31, 2009, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $127,496.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

For the three months ended March 31, 2009 and 2008, amortization expense for the intangible asset totaled $4,037 and $3,769, respectively.  For the years ending December 31, 2009 and December 31, 2010, the estimated aggregate amortization expense for the intangible asset will be approximately $16,149 and $16,378, respectively.  The intangible asset is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

12.	Debt

	March 31, 2009	December 31, 2008
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually, net of debt discount of $20,309 and $22,300, respectively (1)(2)(3)(4)	$154,691	$152,700
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(5)	250,000	250,000
Revolving credit facility (6)	—	25,000
Total Debt	$412,506	$435,515

(1)
The 1.75% convertible senior notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2009 was 0.84%.

(2)
The 1.75% convertible senior notes are convertible at any time by the holder at an initial conversion rate of 32.7430 shares of Century common stock per one thousand dollars of principal amount of convertible senior notes, subject to adjustments for certain events.  The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a 1.75% convertible senior note, the holder of such convertible note shall receive cash up to the principal amount of the 1.75% convertible senior note and, at our election, either cash or Century common stock, or a combination thereof, for the 1.75% convertible senior notes conversion value in excess of such principal amount, if any.  We may redeem some or all of the notes on or after August 6, 2009 at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any.  Holders of the 1.75% convertible senior notes may require us to purchase for cash all or part of the notes on each of August 1, 2011, August 1, 2014 and August 1, 2019 at a price equal to 100% of the principal amount of the notes being purchased, plus accrued and unpaid interest, if any.

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

(4)
Amounts reflect the adoption and retrospective application of FSP APB 14-1 as of January 1, 2009.  This pronouncement changes the accounting treatment for certain convertible debt instruments requiring the segregation of these instruments into a liability and equity component.  These amounts represent the fair value of the liability component.  See Note 3 Adoption of FSP APB 14-1 for additional information.

(5)
On or after August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

(6)
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

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of March 31, 2009, we had letters of credit totaling $11,263 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.   We had no outstanding borrowings under the Credit Facility as of March 31, 2009.  As of March 31, 2009, we had additional borrowing availability of $22,780 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

The curtailment of our Ravenswood facility in February 2009 and one line at Hawesville in March 2009 resulted in lower eligible accounts receivable and inventory balances included in the borrowing base calculation and lowered the availability of funds under the Credit Facility.  See Note 4 Curtailment of Operations - Ravenswood and Hawesville for additional information.

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
(UNAUDITED)

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

Century is a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. Lockheed Martin Corporation (“Lockheed”), which sold the facility to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, has tendered indemnity and defense of this matter to Vialco pursuant to the terms of the Lockheed–Vialco Asset Purchase Agreement.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through March 31, 2009, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  Although there is no limit on the obligation to make indemnification payments, we expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, Century and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, but various ancillary Territorial law causes of action were included as well.  Lockheed has tendered indemnity and defense of the case to Vialco pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.

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

We intend to defend both Vialco lawsuits vigorously and to assert all applicable defenses.  Pursuant to the terms of the asset purchase agreement between Vialco and the purchaser of the facility in 1995, the purchaser assumed responsibility for all costs and other liabilities associated with the bauxite waste disposal facilities, including pre-closure and post-closure liabilities.  At this time, it not practicable to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In July 2006, Century was named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC (formerly Pechiney Rolled Products, LLC) in July 1999. The complaint also seeks costs and attorney fees.  At this time, it is not practicable to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $927 and $848 at March 31, 2009 and December 31, 2008, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Legal Contingencies

We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, shareholder, safety and health matters. Although it is not presently possible to determine the outcome of these matters, management believes their ultimate disposition will not have a material adverse effect on our financial condition, results of operations, or liquidity.

In March 2009, four purported stockholder class actions against the Company were filed in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.  These cases allege that the Company improperly accounted for cash flows associated with the termination of certain forward financial sales contracts.  These actions seek certification as a class action, rescission of the Company's February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Power Commitments

Hawesville purchases substantially all of its power from Kenergy Corp. (“Kenergy”), a retail electric member cooperative of the Big Rivers Electrical Corporation (“Big Rivers”), under a power supply contract that expires at the end of 2010.  Under this contract, approximately all of Hawesville’s current power requirements (four operating potlines) are at fixed prices.  We acquire the power requirements for Hawesville’s fifth potline (currently idled) through a combination of short-term fixed-price contracts and deliveries at the spot market rates.

We are working with Big Rivers and Kenergy on a proposal that would restructure and extend the existing power supply contract.  The proposed new long-term power contract was filed with the Kentucky Public Service Commission in late December 2008.  The contract would provide all of Hawesville’s power requirements through 2023 at cost-based pricing.  The various parties to the new contract expect the transaction to close in the second quarter of 2009, but there is no assurance it will do so.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, which currently extends through June 2009, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  We are reviewing options to extend the term of the existing agreement that establishes an LME based cap on the tariff rates.  In March 2009, APCo requested a rate increase to cover the increased cost of fuel and purchased power as well as capital improvements.  At this time, it is not practicable to predict the outcome of this rate case or its impact on Ravenswood.

Mt. Holly purchases all of its power from the South Carolina Public Service Authority at rates established by published schedules. Mt. Holly’s current power contract expires December 31, 2015.  Power delivered through 2010 will be priced as set forth in currently published schedules, subject to adjustments for fuel costs. Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.  Mt. Holly is subject to significant demand charges if it fails to take all of the power provided under its power contract through 2015.

The Nordural facility at Grundartangi, Iceland (“Grundartangi”) purchases power from Landsvirkjun, HS Orka hf and Orkuveita Reykjavikur (“OR”) under long-term contracts due to expire between 2019 and 2029. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum, is paid in U.S. dollars and is from hydroelectric and geothermal sources.  All power commitments for power delivered to Grundartangi are provided on an 85% take or pay basis.

Nordural Helguvik has signed electrical power supply agreements with HS Orka hf and OR, for the proposed Helguvik smelter.  Under the agreements, power will be supplied to the proposed Helguvik facility in four 90,000 mtpy stages, beginning with an initial phase of up to 160 megawatts (“MW”).  HS Orka hf will provide up to 150 MW in this initial stage, and OR will supply up to 47.5 MW.  Electricity delivery for this first phase is targeted to begin in late 2011.  The agreements which are subject to the satisfaction of certain conditions provide for additional power, as available, to support a complete potline of 360,000 mtpy.

Labor Commitments

Approximately 79% of our U.S. based work force is represented by the United Steel, Paper and Forestry, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USWA”).  Our Ravenswood plant employees represented by the USWA are under a labor agreement that will expire on May 31, 2009.  For additional information about Ravenswood operations see Note 4 Curtailment of Operations – Ravenswood and Hawesville.  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers the hourly workers at the Hawesville plant.

Approximately 84% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

14.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)(2)	Alcan	14 million pounds per month	Through August 31, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (3)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (4)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement (5)	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)	See Note 21 Subsequent Events for additional information about this agreement.
(2)	A force majeure event at the Alcan facility reduced our January 2009 shipments under this contract approximately 3 million pounds.
(3)
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

(4)
We account for the Glencore Metal Agreement II as a derivative instrument under SFAS No. 133.  Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(5)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)(2)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based
Billiton Tolling Agreement	BHP Billiton	9,900 mtpy	Through December 31, 2009	LME-based

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 60,372 metric tons and 84,047 metric tons of primary aluminum at March 31, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had no fixed price commitments to sell primary aluminum at March 31, 2009 and 330 metric tons of fixed price commitments to sell primary aluminum at December 31, 2008, of which 319 metric tons at December 31, 2008 were with Glencore.

Financial Sales Agreements

Historically, to mitigate the volatility in our unpriced forward delivery contracts, we have entered into primary aluminum forward financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts.  Certain of these primary aluminum forward financial sales contracts were accounted for as cash flow hedges based on our designation of each contract at its inception.

All of the outstanding primary aluminum forward financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  As of March 31, 2009 and December 31, 2008, we had no primary aluminum forward financial sales contracts outstanding.  We had no forward financial contracts to purchase aluminum at March 31, 2009 or December 31, 2008.

Forwards and Financial Purchase Agreements

We are party to various forward financial and physical delivery contracts that are accounted for under SFAS No. 133.  See Note 6 Fair Value Measurements and Derivative Instruments for additional information about these instruments.

15.	Supplemental Cash Flow Information

	Three months ended March 31,
	2009	2008
Cash paid for:
Interest	$11,068	$10,981
Income tax	106	505

Cash received for:
Interest	1,205	1,874
Income tax refunds (1)	90,337	—

(1)	See Note 9 Income Taxes for more information.

Non-cash Activities

Due to the curtailment of our Ravenswood operations in February 2009, we reclassified certain inventory items into other assets.  As a result, there was an $18,326 non-cash change in the inventory and other asset account balances due to this reclassification.

In the first quarter of 2009, we issued 354,320 shares of common stock as part of our performance share program to satisfy a $694 performance share liability to certain key employees.

In the first quarter of 2008, we issued 58,990 shares of common stock as part of our performance share program to satisfy a $3,702 performance share liability to certain key employees.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

16.	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.  As a result of the curtailment of our operations, we have suspended the disposal of spent potliner at our Ravenswood facility.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2009	Year ended December 31, 2008
Beginning balance, ARO liability	$14,337	$13,586
Additional ARO liability incurred	224	2,140
ARO liabilities settled	(279)	(2,464)
Accretion expense	278	1,075
Ending balance, ARO liability	$14,560	$14,337

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

17.	Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive Loss:
	Three months ended March 31,
	2009	2008

Net loss	$(114,624)	$(233,936)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 and $2 tax of, respectively	(4,847)	(190)
Net losses on cash flow hedges reclassified to income, net of tax of $(2,633) and $(2,528), respectively	6,135	5,225
Net loss (gain) on foreign currency cash flow hedges reclassified to income, net of tax of $(379) and $6, respectively	3,754	(38)
Defined benefit pension and other postemployment benefit plans:
Net curtailment gain arising during the period, net of $0 tax	33,018	—
Amortization of net loss during the period, net of $(71) and $(300) tax, respectively	290	780
Amortization of prior service cost during the period, net of $396 and $100 tax, respectively	(1,332)	(259)
Other Comprehensive Income:	37,018	5,518
Comprehensive loss	$(77,606)	$(228,418)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Components of Accumulated Other Comprehensive Loss:
	March 31, 2009	December 31, 2008
Unrealized loss on financial instruments, net of $(82) and $784 tax benefit, respectively	$(10,318)	$(17,506)
Defined benefit plan liabilities, net of $24,064 and $26,534 tax benefit, respectively	(84,202)	(114,032)
Equity in investee other comprehensive income (1)	(5,670)	(5,670)
	$(100,190)	$(137,208)

(1)
Includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income consists primarily of pension and other postretirement benefit obligations.

18.	Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Service cost	$835	$1,028	$1,514	$1,642
Interest cost	1,603	1,551	2,985	3,104
Expected return on plan assets	(1,104)	(1,893)	—	—
Amortization of prior service cost	61	182	(422)	(540)
Amortization of net loss	634	128	1,095	950
Curtailment	2,601	—	(14,312)	—
Net periodic benefit cost	$4,630	$996	$(9,140)	$5,156

19.	Recently Issued Accounting Standards

FSP FAS 132(R)-1.  In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (the “FSP”).  The FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following:  (1) how investment allocation decisions are made; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on change in plan assets, and; (5) significant concentrations of risk within the plan assets.  The FSP becomes effective for Century on December 31, 2009.  The FSP only requires enhanced disclosures, and therefore we have determined that the adoption of the FSP will not have a significant impact on our financial position, results of operations or cash flows.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

The following summarized condensed consolidating balance sheets as of March 31, 2009 and December 31, 2008, condensed consolidating statements of operations for the three months ended March 31, 2009 and March 31, 2008 and the condensed consolidating statements of cash flows for the three months ended March 31, 2009 and March 31, 2008 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$76,630	$190,862	$—	$267,492
Restricted cash	865	—	—	—	865
Accounts receivable — net	23,190	11,327	—	—	34,517
Due from affiliates	586,916	2,009	2,452,213	(3,028,980)	12,158
Inventories	64,470	48,283	—	—	112,753
Prepaid and other assets	334	8,864	14,359	—	23,557
Deferred taxes — current portion	18,250	—	—	(18,250)	—
Total current assets	694,025	147,113	2,657,434	(3,047,230)	451,342
Investment in subsidiaries	38,057	—	(969,143)	931,086	—
Property, plant and equipment — net	420,127	908,480	1,359	(10)	1,329,956
Intangible asset — net	28,490	—	—	—	28,490
Due from affiliates — less current portion	—	7,599	—	—	7,599
Deferred taxes — less current portion	—	—	5,483	(5,483)	—
Other assets	82,311	48,716	17,101	12,514	160,642
Total assets	$1,263,010	$1,111,908	$1,712,234	$(2,109,123)	$1,978,029

Liabilities and shareholders’ equity:
Accounts payable – trade	$40,625	$38,336	$1,228	$—	$80,189
Due to affiliates	1,822,324	42,472	149,331	(1,951,207)	62,920
Accrued and other current liabilities	35,462	9,683	19,027	—	64,172
Accrued employee benefits costs — current portion	10,745	—	1,325	—	12,070
Deferred taxes — current portion	—	—	94,073	(94,073)	—
Convertible senior notes	—	—	154,691	—	154,691
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	1,916,971	90,491	419,675	(2,045,280)	381,857
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	29,999	—	19,337	—	49,336
Accrued postretirement benefit costs — less current portion	178,422	—	2,042	—	180,464
Other liabilities/intercompany loan	47,429	659,331	12,274	(677,011)	42,023
Deferred taxes — less current portion	317,918	65,443	—	(317,918)	65,443
Total noncurrent liabilities	573,768	724,774	283,653	(994,929)	587,266
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	741	(72)	741
Additional paid-in capital	297,292	144,371	2,377,310	(441,663)	2,377,310
Accumulated other comprehensive income (loss)	(113,166)	(2,083)	(100,190)	115,249	(100,190)
Retained earnings (accumulated deficit)	(1,411,915)	154,343	(1,268,957)	1,257,572	(1,268,957)
Total shareholders’ equity	(1,227,729)	296,643	1,008,906	931,086	1,008,906
Total liabilities and shareholders’ equity	$1,263,010	$1,111,908	$1,712,234	$(2,109,123)	$1,978,029

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$71,545	$57,855	$—	$129,400
Restricted cash	865	—	—	—	865
Short-term investments	—	—	13,686	—	13,686
Accounts receivable — net	46,506	14,353	—	—	60,859
Due from affiliates	649,440	4,878	2,442,509	(3,057,765)	39,062
Inventories	87,673	50,438	—	—	138,111
Prepaid and other assets	2,205	18,479	79,177	—	99,861
Deferred taxes — current portion	32,290	—	—	—	32,290
Total current assets	818,979	159,693	2,593,227	(3,057,765)	514,134
Investment in subsidiaries	40,356	—	(891,412)	851,056	—
Property, plant and equipment — net	427,532	911,083	1,422	—	1,340,037
Intangible asset — net	32,527	—	—	—	32,527
Due from affiliates — less current portion	—	7,599	—	—	7,599
Other assets	62,168	50,649	16,929	11,315	141,061
Total assets	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

Liabilities and shareholders’ equity:
Accounts payable – trade	$61,094	$40,913	$136	$—	$102,143
Due to affiliates	2,157,671	50,860	251,456	(2,389,030)	70,957
Accrued and other current liabilities	27,991	8,836	21,950	—	58,777
Accrued employee benefits costs — current portion	10,744	—	1,326	—	12,070
Convertible senior notes	—	—	152,700	—	152,700
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,265,315	100,609	427,568	(2,389,030)	404,462
Senior unsecured notes payable	—	—	250,000	—	250,000
Revolving credit facility	—	—	25,000	—	25,000
Accrued pension benefit costs — less current portion	29,772	—	20,236	—	50,008
Accrued postretirement benefit costs — less current portion	216,895	—	2,644	—	219,539
Other liabilities/intercompany loan	29,434	647,812	13,638	(657,420)	33,464
Deferred taxes — less current portion	5,767	66,038	—	—	71,805
Total noncurrent liabilities	281,868	713,850	311,518	(657,420)	649,816
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	491	(72)	491
Additional paid-in capital	297,292	144,371	2,272,128	(441,663)	2,272,128
Accumulated other comprehensive income (loss)	(147,979)	(5,837)	(137,208)	153,816	(137,208)
Retained earnings (accumulated deficit)	(1,314,994)	176,019	(1,154,333)	1,138,975	(1,154,333)
Total shareholders’ equity	(1,165,621)	314,565	981,080	851,056	981,080
Total liabilities and shareholders’ equity	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$121,909	$48,505	$—	$—	$170,414
Related parties	31,222	23,340	—	(389)	54,173
	153,131	71,845	—	(389)	224,587
Cost of goods sold	222,890	75,635	—	(1,577)	296,948
Gross profit (loss)	(69,759)	(3,790)	—	1,188	(72,361)
Other operating expenses	24,332	—	—	—	24,332
Selling, general and admin expenses	9,962	158	—	—	10,120
Operating income (loss)	(104,053)	(3,948)	—	1,188	(106,813)
Interest expense – third party	(8,043)	—	—	—	(8,043)
Interest expense – affiliates	14,737	(14,737)	—	—	—
Interest income	342	383	—	—	725
Interest income – affiliates	—	142	—	—	142
Net loss on forward contracts	(1,995)	(1,607)	—	—	(3,602)
Other expense - net	157	(399)	—	—	(242)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(98,855)	(20,166)	—	1,188	(117,833)
Income tax benefit (expense)	2,902	1,194	—	—	4,096
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(95,953)	(18,972)	—	1,188	(113,737)
Equity earnings (loss) of subsidiaries and joint ventures	(965)	(2,703)	(114,624)	117,405	(887)
Net income (loss)	$(96,918)	$(21,675)	$(114,624)	$118,593	$(114,624)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$272,088	$84,805	$—	$—	$356,893
Related parties	71,470	42,779	—	—	114,249
	343,558	127,584	—	—	471,142
Cost of goods sold	285,010	90,775	—	(638)	375,147
Gross profit	58,548	36,809	—	638	95,995
Selling, general and admin expenses	18,594	272	—	—	18,866
Operating income	39,954	36,537	—	638	77,129
Interest expense – third party	(8,032)	—	—	—	(8,032)
Interest expense – affiliates	13,160	(13,160)	—	—	—
Interest income	2,326	197	—	—	2,523
Net loss on forward contracts	(448,308)	—	—	—	(448,308)
Other expense - net	(9)	(524)	—	—	(533)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(400,909)	23,050	—	638	(377,221)
Income tax benefit (expense)	139,761	(635)	—	(234)	138,892
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(261,148)	22,415	—	404	(238,329)
Equity earnings (loss) of subsidiaries and joint ventures	6,624	739	(233,936)	230,966	4,393
Net income (loss)	$(254,524)	$23,154	$(233,936)	$231,370	$(233,936)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$86,642	$(11,906)	$—	$74,736
Investing activities:
Purchase of property, plant and equipment	(7,386)	(1,750)	(48)	(9,184)
Nordural expansion	—	(6,501)	—	(6,501)
Net cash used in investing activities	(7,386)	(8,251)	(48)	(15,685)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Intercompany transactions	(79,256)	25,242	54,014	—
Issuance of common stock – net of issuance costs	—	—	104,041	104,041
Net cash provided by (used in) financing activities	(79,256)	25,242	133,055	79,041
Net change in cash	—	5,085	133,007	138,092
Beginning cash	—	71,545	57,855	129,400
Ending cash	$—	$76,630	$190,862	$267,492

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$41,449	$17,401	$—	$58,850
Investing activities:
Purchase of property, plant and equipment	(2,779)	(5,771)	(365)	(8,915)
Nordural expansion	—	(7,389)	—	(7,389)
Net cash used in investing activities	(2,779)	(13,160)	(365)	(16,304)
Financing activities:
Excess tax benefits from share-based compensation	—	—	499	499
Intercompany transactions	(38,670)	18,465	20,205	—
Issuance of common stock – net of issuance costs	—	—	1,543	1,543
Net cash provided by (used in) financing activities	(38,670)	18,465	22,247	2,042
Net change in cash	—	22,706	21,882	44,588
Beginning cash	—	11,128	49,834	60,962
Ending cash	$—	$33,834	$71,716	$105,550

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

21.	Subsequent Events

Alcan Metal Agreement terminated

In April 2009, by their actions, Alcan and CAWV agreed to terminate all remaining obligations under the Alcan Metal Agreement.  CAWV agreed to pay Alcan $623 to settle the remaining delivery obligations.

Alumina and Bauxite contract amendments

On April 21, 2009, we agreed with Glencore to amend two alumina purchase agreements, dated April 14, 2008 and April 26, 2006, respectively (collectively, the “Amendments”).

The Amendments reduce the amount of alumina Glencore will supply to Century from 330,000 metric tons to 110,368 metric tons in 2009 and from 290,000 metric tons to 229,632 metric tons in 2010, for an overall alumina supply reduction of 280,000 metric tons.  With the Amendments, given the alumina received to date, we reduced our total remaining alumina obligation under the respective agreements for 2009 to 13,500 metric tons.

In conjunction with these alumina supply reductions, St. Ann Bauxite Limited (“SABL”), a joint venture owned 50% by Century Aluminum Company, agreed to reduce the amount of bauxite it will supply Glencore in 2009 by 775,000 dry metric tons, 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we have agreed to pay SABL $6,000 in compensation for the reduced bauxite sales.

APCo Rate filing

In March 2009, APCo filed a request for a 43% average increase in overall electric rates to be phased in over a three year period, with the first increase to be effective as of July 1, 2009.  As a result of the large proposed increase, the West Virginia Public Service Commission (the “PSC”) indicated that it would make a decision by the end of September and that any increase would be effective by December 2009.  In April 2009, APCo filed a motion for an interim rate increase.

On April 27, 2009, the PSC announced it would rule on the interim motion by written order and indicated that it remains their intent to issue the final order by the end of September.  The PSC advised that a revised procedural order will be entered as soon as practical.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words.  These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1, “Financial Statements,” and:

•
The decline in aluminum prices has adversely affected our financial position and results of operations and could result in further additional curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available or prices do not increase.

•
A continuation or worsening of global financial and economic conditions could adversely impact our financial position and results of operations and limit our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects.

•	Continued turmoil in the financial markets could have adverse effects on our pension funding obligations.
•	If economic and political conditions in Iceland deteriorate, our financial position and results of operations could be adversely impacted.
•	The market price of our common stock has declined significantly, may continue to be volatile, and may decline further.
•
Any construction and development activities which we may plan will require substantial capital. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could delay or curtail any such construction projects.

•	We may be required to write down the value of certain assets.
•	Our credit ratings have been recently lowered by two major credit rating agencies.
•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.
•	Our molten aluminum sales at Hawesville are subject to long-term sales contracts which limit our ability to cut costs and creates dependence on one major customer.
•	We would be required to incur substantial costs in order to curtail unprofitable aluminum production.
•	Currently, the cost of alumina used at Hawesville is significantly higher than under our LME-based alumina contracts and impacts the results of operations at Hawesville.
•	Changes or disruptions to our raw material supply arrangements and power supply could increase our production costs and reduce the profitability of our operations.
•	Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.
•	Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
•	We are subject to the risk of union disputes.
•	We are subject to a variety of environmental laws and regulations that could result in unanticipated costs or liabilities.
•	International operations expose us to political, regulatory, currency and other related risks.
•	We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, shareholder, safety and health matters.
•	Our historical financial information may not be comparable to our results for future periods.
•
Our level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth opportunities.

•	Restrictive covenants in our credit facility and the indenture governing our senior notes limit our ability to incur additional debt and pursue our growth strategy.
•	Further consolidation within the metals industry could provide competitive advantages to our competitors.
•	Reductions in the duty on primary aluminum imports into the European Union decrease our revenues at Grundartangi.
•	We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations.
•	Provisions in our charter documents and state law may make it difficult for others to obtain control of Century, even though some stockholders may consider them to be beneficial.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Alcan Metal Agreement terminated

In April 2009, by their actions, Alcan and CAWV agreed to terminate all remaining obligations under the Alcan Metal Agreement.  CAWV agreed to pay Alcan $0.6 million to settle the remaining delivery obligations.

Helguvik Investment Agreement

An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the project such as the fiscal regime, was recently approved by the Icelandic Parliament.  The Investment Agreement is subject to approval by the European Surveillance Authority.

IRS Tax Refunds received

In the first quarter of 2009, we received a federal income tax refund for $79.7 million related to a carryback of a portion of the December 31, 2008 taxable loss to tax years ended December 31, 2006 and December 31, 2007.  Additionally, we received a $10.1 million federal income tax refund related to overpayments of December 31, 2008 estimated tax payments.

.

Curtailment of Operations at Ravenswood and Hawesville

On February 4, 2009, we announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  The decision to curtail the operations was due to the relatively high operating cost at Ravenswood and depressed global price for primary aluminum

On March 3, 2009, our subsidiary, Century Aluminum of Kentucky announced the orderly curtailment of one potline at its Hawesville, Kentucky aluminum smelter (“Hawesville”).  Hawesville has production capacity of approximately 244,000 metric tons per year of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 4,370 metric tons per month and impacted approximately 120 employees.  The action was needed to reduce the continuing cash losses as a result of the depressed global price for primary aluminum.

Credit Rating Downgrade

In April 2009, Moody’s further downgraded our credit rating to “Caa3” from “B2.”  The downgrade reflects Moody’s concerns regarding the level of cash consumption, and the potential for liquidity challenges absent a significant recovery in the aluminum markets.   Moody’s has stated the Caa3 corporate family rating anticipates that operating cash flow generated from Grundartangi is unlikely to be sufficient to support ongoing operations across Century on a sustained basis.  According to Moody’s, obligations rated “Caa3” are judged to be of poor standing and are subject to very high credit risk, and have “extremely poor credit quality.”  This recent action by Moody’s and any further actions they may take, could negatively impact our ability to access liquidity in the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.

Equity Offering

In February 2009, we completed a public offering of 24,500,000 shares of common stock at a price of $4.50 per share, raising approximately $110.2 million before offering costs.  The offering costs were approximately $6.2 million, representing underwriting discounts and commissions and offering expenses.

Glencore purchased 13,242,250 shares of common stock in this offering.  We have agreed with Glencore to amend the terms of our Standstill and Governance Agreement with Glencore to increase the percentage of our voting securities that Glencore may acquire prior to April 7, 2009 and to allow Glencore to exercise voting rights with respect to the shares of common stock it purchased in this offering.  As of March 31, 2009, we believe that Glencore beneficially owned, through common stock approximately 38.1% of our issued and outstanding common stock and, through ownership of common and preferred stock, an overall 48.7% economic ownership of Century.

We intend to use the net proceeds from the sale of our common stock for general corporate purposes, including repayment of debt.

Alumina and bauxite contract amendments

On April 21, 2009, we agreed with Glencore to amend two alumina purchase agreements dated April 14, 2008 and April 26, 2006, respectively (collectively, the “Amendments”).

The Amendments reduce the amount of alumina Glencore will supply to Century from 330,000 metric tons to 110,368 metric tons in 2009 and from 290,000 metric tons to 229,632 metric tons in 2010, for an overall alumina supply reduction of 280,000 metric tons.  With the Amendments, given the alumina received to date, we reduced our total remaining alumina obligation under the respective agreements for 2009 to 13,500 metric tons.

In conjunction with these alumina supply reductions, St. Ann Bauxite Limited (“SABL”), a joint venture owned 50% by Century Aluminum Company, agreed to reduce the amount of bauxite it will supply Glencore in 2009 by 775,000 dry metric tons, with 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we have agreed to pay SABL $6.0 million in compensation for the reduced bauxite sales.

Joint ventures production volume decreases

The Gramercy alumina refinery is currently producing smelter grade alumina at approximately 50% of capacity with Century taking approximately 250,000 metric tons annually.  St. Ann Bauxite Ltd. is currently operating at approximately 60% of capacity.

Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China, is currently operating at 50% of its rated capacity due to the reduced operations of its main customer in China.

Impact of the adoption of FSP APB 14-1

We adopted FSP APB 14-1 effective January 1, 2009 and retrospectively applied the changes under this new accounting principle to our financial statements.  Retrospective application to all periods presented is required.  Accordingly, we have adjusted our previously issued financial statements to reflect the changes that resulted from the adoption of the FSP for the years 2004 through 2008 to give effect to FSP APB 14-1, as applicable.

We have assessed the impact of adopting FSP APB 14-1 on our historical and future net income calculations.  The adoption of FSP APB 14-1 increased our reported interest expense by $7.6 million for 2008, and will increase interest expense by $8.2 million in 2009, $8.8 million in 2010 and $5.4 million in 2011.

Extension of labor contract at Ravenswood

In April 2009, we reached a tentative agreement with the USWA to extend the labor contract at Ravenswood three months from May 31, 2009 to August 31, 2009.

APCo Rate filing

In March 2009, APCo filed a request for a 43% average increase in overall electric rates to be phased in over a three year period, with the first increase to be effective as of July 1, 2009.  As a result of the large proposed increase, the West Virginia Public Service Commission (the “PSC”) indicated that it would make a decision by the end of September and that any increase would be effective by December 2009.  In April 2009, APCo filed a motion for an interim rate increase.

On April 27, 2009, the PSC announced it would rule on the interim motion by written order and indicated that it remains their intent to issue the final order by the end of September.  The PSC advised that a revised procedural order will be entered as soon as practical.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended March 31,
	2009	2008
	(In thousands, except per share data)
Net sales:
Third-party customers	$170,414	$356,893
Related party customers	54,173	114,249
Total	$224,587	$471,142

Gross profit (loss)	$(72,361)	$95,995

Net loss	$(114,624)	$(233,936)
Net loss allocated to common shareholders	$(114,624)	$(233,936)

Loss per common share:
Basic and Diluted	$(1.77)	$(5.70)

Shipments – primary aluminum (thousands of pounds):
Direct	214,712	293,223
Toll	150,126	147,086
Total	364,838	440,309

Shipments – primary aluminum (metric tons):
Direct	97,392	133,004
Toll	68,096	66,717
Total	165,488	199,721

Net sales (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$224.6	$471.1	$(246.5)	(52.3)%

Lower price realizations for our primary aluminum shipments in the three months ended March 31, 2009, due to lower LME prices for primary aluminum, resulted in a $157.6 million sales decrease.  Reduced sales volume contributed $88.9 million to the decrease in net sales.  Direct shipments declined 78.5 million pounds in the three months ended March 31, 2009 primarily due to the capacity curtailments at our U.S. smelters.  Toll shipments increased 3.0 million pounds from the same period in 2008 due to increased production at the Grundartangi smelter.

Gross profit (loss) (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$(72.4)	$96.0	$(168.4)	(175.4)%

During the three months ended March 31, 2009, lower price realizations, net of LME-based alumina cost and LME-based power cost decreases, reduced gross profit by $132.1 million.  Lower shipment volume, due to capacity curtailments, resulted in a $9.4 million decrease to gross profit.  In addition, we experienced $26.9 million in net cost increases comprised of:  increased power and natural gas costs at our U.S. smelters, $3.5 million; increased costs associated with Gramercy supplied alumina, $10.0 million; and other cost increases, $11.1 million, due to increased average plant indirect costs resulting from reduced production levels and a destocking of various production support inventories.  Due to further declines in LME prices in the first quarter of 2009 below the year-end 2008 price levels, the market value of our inventory declined relative to its cost basis, resulting in an additional charge of $2.3 million.

Other operating expenses (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$(24.3)	$—	$(24.3)	100.0%

During the three months ended March 31, we idled the remaining three potlines at our Ravenswood facility and one potline at our Hawesville facility.  These curtailment expenses represent the recognition of employee-related liabilities, contractual obligations and losses on alumina sales associated with the idling of capacity.  In addition, certain expenses incurred while the Ravenswood facility is in an idled state are included in this line item.  For further discussion see Note 4 Curtailment of Operations – Ravenswood and Hawesville in the Consolidated Financial Statements included herein.

Selling, general and administrative expenses (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$10.1	$18.9	$(8.8)	(46.6)%

The decrease in selling, general and administrative expenses for the three months ended March 31, 2009 was primarily due to reduced accruals under our share-based performance compensation programs.

Interest income (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$0.7	$2.5	$(1.8)	(72.0)%

The decrease in interest income for the three months ended March 31, 2009 from the same period in 2008 is the result of lower average cash and short-term investment balances and lower interest rates during the 2009 period.

Net loss on forward contracts (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$(3.6)	$(448.3)	$444.7	99.2%

The net loss in the three months ended March 31, 2009 relates to the recognition of previously settled Icelandic krona hedges associated with the Helguvik project and an unrealized loss due to an embedded derivative in our Ravenswood power contract.

The loss on forward contracts for the three months ended March 31, 2008, was a result of mark-to-market adjustments associated with our long term primary aluminum forward financial sales contracts that did not qualify for cash flow hedge accounting.  Cash settlements of these contracts during the three months ended March 31, 2008 were $52.3 million.  In July 2008, we terminated these contracts.

Income tax benefit (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$4.1	$138.9	$(134.8)	(97.0)%

The decrease in the income tax benefit for the three months ended March 31, 2009 from the same period in 2008 was primarily due to our inability to provide any U.S. tax benefits on pre-tax losses as a result of the valuation allowance recorded against our federal and state deferred tax assets in December 2008.

Equity in (losses) earnings of joint ventures (in millions)	2009	2008	$ Difference	% Difference
Three months ended March 31,	$(0.9)	$4.4	$(5.3)	(120.5)%

Income from our equity investments decreased for the three months ended March 31, 2009 due to lower selling prices at Gramercy, lower volumes at Gramercy and St. Ann and inventory adjustments at BHH.

Liquidity and Capital Resources

Liquidity

Our financial position and liquidity have been and will continue to be materially adversely affected by low aluminum prices as compared to our cost of production.  If prices remain at current levels or decline further, we would have to take additional actions to reduce costs, including significant curtailment of our operations, and/or raise additional financing, in order to have the liquidity required to operate through 2010.  There can be no assurance that such actions would be sufficient.

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through the public offerings of our common stock in 2007, 2008 and in February 2009.  We are continuously exploring alternative or supplementary financing arrangements to the revolving credit facility. Our principal uses of cash are operating costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

As of March 31, 2009, we had $432.8 million of principal indebtedness outstanding, consisting of the $175 million principal amount of our 1.75% convertible senior notes, $250 million principal amount of our 7.5% senior notes and $7.8 million principal amount under our industrial revenue bonds.  Our revolving credit facility and the indenture governing our senior notes each contain various covenants that restrict the way we may conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and pursue our growth strategy.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 12 to the Consolidated Financial Statements included herein.

Our ability to pay interest and to repay or refinance our indebtedness, including our senior notes and convertible senior notes, and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control, as well as access to additional sources of liquidity. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future capital raisings will be available to us in an amount sufficient to enable us to repay or service our debt obligations or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional debt or equity capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all.

Our consolidated cash balance at March 31, 2009 was approximately $267 million.  During February 2009, we completed a public offering of 24.5 million shares of our common stock with net proceeds to us of approximately $104 million after underwriter discounts and commissions and before other offering costs.  We believe the current availability under our revolving credit facility is approximately $20 to $25 million.  This availability has been reduced by the curtailments of operations at the Ravenswood and Hawesville facilities and the reduced value of our inventory due to the decrease in primary aluminum prices.  Our revolving credit facility will mature in September 2010.  The holders of our $175 million principal amount of 1.75% convertible senior notes have an option to require us to repurchase all or any portion of these securities at par in August 2011.  At any time prior to August 2011, the holders of our convertible senior notes may exercise their conversion right and require us to deliver cash based on market value up to the principal amount of the convertible notes.  These events would increase our liquidity needs.

Our U.S. operations are not cash flow positive at recent aluminum prices and our Icelandic operations are slightly profitable on a cash basis.  Forecasts of primary aluminum prices for 2009 recently published by various industry analysts have generally been in the range of $1,350 to $1,450 per metric ton.  Assuming the midpoint of this range, and taking into account our current balance of cash and availability under our revolving credit facility, our current production levels and other operating and financial assumptions, we would expect to have sufficient liquidity to fund our operations until mid 2010.  We believe we also have options to further curtail operations.  The result of such actions would, at recent metal prices, reduce our cash losses and thus improve our liquidity, even after accounting for the cost of implementing such actions.  Actual results could differ materially from our estimates if aluminum prices are different, any of our key assumptions as to our production levels and operating costs prove incorrect, we cannot obtain the liquidity we expect, changes in Icelandic rules limit our access to cash flow from our Icelandic operations, or due to any of the factors described under “Risk Factors” in our 2008 Annual Report on Form 10-K.

Potential Additional Sources of Liquidity

While we do not have other committed sources of capital, we believe we have identified potential alternative sources of liquidity in the near term in addition to our cash balances.  Upon the possible closing of a new long-term power contract for Hawesville, we expect to receive a cash payment of $45 million; the possible closing is expected in the second quarter of 2009.  This closing is subject to contractual conditions, which include obtaining the approvals of federal and state regulatory agencies; we cannot assure whether or when the closing will occur.

Given the state of the financial and credit markets and our current and expected liquidity and capital resource needs, we are exploring a variety of financing alternatives.  These may include equity, equity-linked and short and/or long-term debt financings on a secured or unsecured basis by Century, its subsidiaries or a combination of Century and its subsidiaries.  We may also explore project financings and nontraditional structures that could include an offering of securities or loans by a subsidiary on a nonrecourse basis.  We might also explore exchange offers with our existing security holders and transactions involving our outstanding securities given their secondary market trading prices.  If we were to affect an equity or equity-linked securities offering, it might result in dilution to existing shareholders.  If we were to incur debt, we would become more leveraged and would have higher interest expense.  We cannot assure you, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms or at all.

Credit Rating Downgrades

Two major credit rating agencies have recently changed the status of our ratings on a general basis and of our specific debt securities. On January 30, 2009, Standard & Poor’s removed their CreditWatch and downgraded our credit rating to “B” with a negative outlook from “BB-“.  Standard & Poor’s has stated that the downgrade reflects their expectation that operating results will deteriorate over the next several quarters due to continued low aluminum prices that are unlikely to show significant improvement until general economic activity picks up globally and high inventory levels are reduced.  According to Standard & Poor’s, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB”, but the obligor currently has the capacity to meet its financial commitment on the obligation.  In Standard & Poor’s opinion, adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation.  On December 17, 2008, Moody’s Investors Service downgraded our credit rating to “B2” from “Ba3” and kept our ratings under review for further possible downgrade.  In April 2009, Moody’s further downgraded our credit rating to “Caa3” from “B2.”  The downgrade reflects Moody’s concerns regarding the level of cash consumption, and the potential for liquidity challenges absent a significant recovery in the aluminum markets.   Moody’s has stated the Caa3 corporate family rating anticipates that operating cash flow generated from Grundartangi is unlikely to be sufficient to support ongoing operations across Century on a sustained basis.  According to Moody’s, obligations rated “Caa3” are judged to be of poor standing and are subject to very high credit risk, and have “extremely poor credit quality.”  These recent actions by Standard & Poor’s and Moody’s, and any further actions the credit rating agencies may take, could negatively impact our ability to access liquidity in the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.

Capital Resources

We intend to finance our future capital expenditures from available cash, our cash flow from operations and from future capital raising.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates or our financial condition or credit rating at the time.  Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, our ability to access the capital markets and our financial condition. If additional capital resources are unavailable, we may further curtail construction and development activities.

Capital expenditures for the three months ended March 31, 2009 were $15.7 million, $6.5 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2009, excluding the modest activity which will continue on the Helguvik greenfield project, will be approximately $15 to $20 million compared to $54 million in 2008.

In light of current global financial and economic conditions, we are reviewing our capital plans and reducing, stopping or deferring all non-critical capital expenditures in our existing smelters. We have made and continue making modest capital expenditures for the construction and development of our new Helguvik smelter project.  In 2008, we expended approximately $71 million in capital expenditures for the Helguvik greenfield project.  From inception through December 31, 2008, we expended approximately $83 million for Helguvik.  We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and weakening commodity prices. During this evaluation process, we have significantly reduced spending on the project; we expect that capital expenditures on this project during 2009 will be approximately $20 million until and unless a decision is made to restart major construction and engineering activities.

Historical

Our statements of cash flows for the three months ended March 31, 2009 and 2008 are summarized below:

	Three months ended March 31,
	2009	2008
	(dollars in millions)
Net cash provided by operating activities	$74.7	$58.9
Net cash used in investing activities	(15.7)	(16.3)
Net cash provided by financing activities	79.1	2.0
Net change in cash	$138.1	$44.6

Net cash from operating activities in the first three months of 2009 was $15.8 million higher than 2008 primarily due to amounts received for income tax refunds and reductions in working capital, partially offset by lower operating income in 2009.

Our net cash used in investing activities for the three month period ended March 31, 2009 was $15.7 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $9.2 million, and $6.5 million for the Helguvik facility project.

Our net cash used in investing activities for the three month period ended March 31, 2008 was $16.3 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $8.9 million, and $7.4 million for the Helguvik facility project.

Net cash provided by financing activities during the first three months of 2009 was $79.1 million.  We received proceeds from the issuance of common stock of $104.1 million related to the February 2009 public offering of common stock, net of offering expenses.  We repaid $25.0 million for amounts outstanding under our revolving credit facility.

Net cash provided by financing activities during the first three months of 2008 was $2.0 million.  We received proceeds from the issuance of common stock of $1.5 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.5 million.

Other Contingencies

In March 2009, four purported stockholder class actions against the Company were filed in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.  These cases allege that the Company improperly accounted for cash flows associated with the termination of certain forward financial sales contracts.  These actions seek certification as a class action, rescission of the Company's February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

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

Apart from the Alcan Metal Agreement, Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 60,372 metric tons and 84,047 metric tons of primary aluminum at March 31, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had no fixed price commitments to sell primary aluminum at March 31, 2009 and 330 metric tons of fixed price commitments to sell primary aluminum at December 31, 2008, of which 319 metric tons at December 31, 2008 were with Glencore.

All of the outstanding primary aluminum forward financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  We had no fixed price forward financial contracts to purchase aluminum at March 31, 2009 or December 31, 2008.

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price forward financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Forward Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	March 31, 2009	December 31, 2008
2009	1,730	3,340

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $1.7 million on accumulated other comprehensive loss for the period ended March 31, 2009 as a result of the natural gas forward financial purchase contracts outstanding at March 31, 2009.

Exchange Rate Risk

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Grundartangi’s labor, maintenance and other local service costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik greenfield smelter project.  We expect a significant portion of the capital expenditures for the Helguvik project will be denominated in currencies other than the U.S. dollar.

We managed our exposure by entering into foreign currency forward contracts that settle monthly.  We reviewed the forecasted transactions and projected cash flows for each currency in future periods.  The functional currency cash flow variability associated with forecasted transactions was considered a cash-flow hedge.  The effective portion of the forward contracts gain or loss was reported in other comprehensive income, and the ineffective portion was reported currently in earnings.  Realized gains and losses are reclassified into earnings when the hedged transaction affects earnings.

During 2008, Century entered into foreign currency forward contracts to hedge our exposure to fluctuations in the ISK for our forecasted operations at Grundartangi and capital expenditures for the Helguvik greenfield project.  In October 2008, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.  This settlement represented all of our remaining foreign currency forward contracts.  We paid our counterparties approximately $30 million, an amount based on the intrinsic values of the contracts based on the forward curve on the date of settlement.  See Note 6 in the Consolidated Financial Statements included herein for further information about these forward contracts.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

Our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum.  As of March 31, 2009, these contracts hedge approximately 5% of our production.  As of March 31, 2009, approximately 25% of our production for the remainder of 2009 is hedged by our LME-based alumina contracts and Grundartangi’s electrical power and tolling contracts.

Iceland.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with Glencore, Hydro and a subsidiary of BHP Billiton Ltd., whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a hedge against downswings in the market for primary aluminum.  Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the EU import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

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

Subprime and Related Risks

Asset-backed securities related to subprime consumer mortgages have experienced significant increases in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We believe that approximately 2.3% of our pension assets are invested in various subprime investments.  The approximate value of these assets at March 31, 2009 was $1.2 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense and future funding requirements as these losses are amortized over the service life of the participants.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

b. Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In March 2009, four purported stockholder class actions against the Company were filed in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.  These cases allege that the Company improperly accounted for cash flows associated with the termination of certain forward financial sales contracts.  These actions seek certification as a class action, rescission of the Company's February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum Company and Glencore AG.*	8-K	000-27918	April 27, 2009
10.2	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum of West Virginia, Inc. and Glencore AG.*	8-K	000-27918	April 27, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

*  Written description of these amendments are incorporated by reference to the disclosure under Item 1.01 of the Century Aluminum Company Current Report on Form 8-K dated April 21, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 11, 2009	By:	/s/ LOGAN W. KRUGER
Logan W. Kruger
President and Chief Executive Officer

Date:	May 11, 2009	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum Company and Glencore AG.*	8-K	000-27918	April 27, 2009
10.2	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum of West Virginia, Inc. and Glencore AG.*	8-K	000-27918	April 27, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

*  Written description of these amendments are incorporated by reference to the disclosure under Item 1.01 of the Century Aluminum Company Current Report on Form 8-K dated April 21, 2009.