Form 10-Q
period 2009-06-30
CENTURY ALUMINUM CO
filed 2009-08-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The registrant had 74,160,449 shares of common stock outstanding at July 31, 2009.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Cash	$230,031	$129,400
Restricted cash	865	865
Short-term investments	—	13,686
Accounts receivable — net	34,609	60,859
Due from affiliates	14,063	39,062
Inventories	126,832	138,111
Prepaid and other current assets	19,901	99,861
Deferred taxes — current portion	—	32,290
Total current assets	426,301	514,134
Property, plant and equipment — net	1,319,899	1,340,037
Intangible asset — net	24,453	32,527
Due from affiliates – less current portion	7,599	7,599
Other assets	89,905	141,061
TOTAL	$1,868,157	$2,035,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$66,344	$102,143
Due to affiliates	64,023	70,957
Accrued and other current liabilities	61,262	58,777
Accrued employee benefits costs — current portion	12,070	12,070
Convertible senior notes	156,704	152,700
Industrial revenue bonds	7,815	7,815
Total current liabilities	368,218	404,462
Senior unsecured notes payable	250,000	250,000
Revolving credit facility	—	25,000
Accrued pension benefits costs — less current portion	45,307	50,008
Accrued postretirement benefits costs — less current portion	161,803	219,539
Other liabilities	41,757	33,464
Deferred taxes	65,252	71,805
Total noncurrent liabilities	564,119	649,816
CONTINGENCIES AND COMMITMENTS (NOTE 14)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized; 153,491 and 155,787 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively)	2	2
Common stock (one cent par value, 195,000,000 shares authorized and 74,158,900 shares issued and outstanding at June 30, 2009; 100,000,000 shares authorized and 49,052,692 shares issued and outstanding at December 31, 2008)	742	491
Additional paid-in capital	2,378,436	2,272,128
Accumulated other comprehensive loss	(67,257)	(137,208)
Accumulated deficit	(1,376,103)	(1,154,333)
Total shareholders’ equity	935,820	981,080
TOTAL	$1,868,157	$2,035,358

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
NET SALES:
Third-party customers	$140,097	$420,032	$310,511	$776,925
Related parties	49,056	125,165	103,229	239,414
	189,153	545,197	413,740	1,016,339
Cost of goods sold	194,380	388,973	491,328	764,120
Gross profit (loss)	(5,227)	156,224	(77,588)	252,219
Other operating expenses – curtailment costs	9,166	—	33,498	—
Selling, general and administrative expenses	11,271	13,851	21,391	32,717
Operating income (loss)	(25,664)	142,373	(132,477)	219,502
Interest expense	(7,977)	(7,990)	(16,019)	(16,022)
Interest income	352	2,291	1,076	4,814
Interest income – affiliates	144	—	286	—
Net loss on forward contracts	(3,268)	(203,784)	(6,870)	(652,092)
Other income (expense) - net	586	306	344	(227)
Loss before income taxes and equity in earnings of joint ventures	(35,827)	(66,804)	(153,660)	(444,025)
Income tax benefit (expense)	(2,573)	57,744	1,523	196,635
Loss before equity in earnings of joint ventures	(38,400)	(9,060)	(152,137)	(247,390)
Equity in earnings (losses) of joint ventures	(68,746)	5,566	(69,633)	9,959
Net loss	$(107,146)	$(3,494)	$(221,770)	$(237,431)

LOSS PER COMMON SHARE:
Basic and Diluted	$(1.45)	$(0.08)	$(3.20)	$(5.78)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted	74,143	41,143	69,402	41,092

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(221,770)	$(237,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized net loss on forward contracts	2,514	536,650
Accrued plant curtailment costs	21,051	—
Depreciation and amortization	40,063	41,860
Debt discount amortization	4,004	3,729
Lower of cost or market inventory adjustment	(38,187)	—
Deferred income taxes	25,030	(195,874)
Pension and other post retirement benefits	7,495	8,513
Stock-based compensation	1,269	11,658
Excess tax benefits from share-based compensation	—	(657)
Equity investment impairment	73,234	—
Undistributed earnings of joint ventures	(3,601)	(9,959)
Changes in operating assets and liabilities:
Accounts receivable – net	26,250	(1,042)
Purchase of short-term trading securities	—	(97,532)
Sale of short-term trading securities	13,686	345,764
Due from affiliates	24,999	(6,595)
Inventories	31,140	(30,212)
Prepaid and other current assets	77,891	(20,821)
Accounts payable, trade	(24,768)	16,693
Due to affiliates	(11,435)	7,726
Accrued and other current liabilities	(7,109)	(5,544)
Other – net	4,916	(2,113)
Net cash provided by operating activities	46,672	364,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(11,927)	(14,956)
Nordural expansion	(12,132)	(32,648)
Investments in and advances to joint ventures	(1,023)	(27,621)
Restricted and other cash deposits	—	(1,898)
Net cash used in investing activities	(25,082)	(77,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit facility	(25,000)	—
Excess tax benefits from shared-based compensation	—	657
Issuance of common stock – net	104,041	2,335
Net cash provided by financing activities	79,041	2,992
NET CHANGE IN CASH	100,631	290,682
Cash, beginning of the period	129,400	60,962
Cash, end of the period	$230,031	$351,644

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and six months ended June 30, 2009 and 2008
(Dollars in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first six months of 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Management’s Plans

We have incurred losses each year since 2005 and had an accumulated deficit of $1,376,103 as of June 30, 2009.  For the six months ended June 30, 2009 and the year ended December 31, 2008, we sustained net losses available to common stockholders of $221,770 and $895,187 (as adjusted for the adoption of FSP APB 14-1, see Note 4), respectively.  Our financial position and liquidity have been and may continue to be materially adversely affected by low aluminum prices as compared to our cost of production.  If primary aluminum prices are consistent with levels recently forecasted by industry analysts, we would expect such liquidity would be sufficient to fund our operations through mid to late 2011.

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

3.	Equity Investment Impairment

In August 2009, we signed an agreement to transfer our 50% interest in joint ventures at Gramercy Alumina LLC (“Gramercy”) and St. Ann Bauxite Limited (“SABL”) to certain subsidiaries of Noranda Aluminum Holding Corporation (together with its consolidated subsidiaries, "Noranda").  As a result, we undertook an evaluation to determine the impact, if any, on the carrying amount of the equity investments in the joint venture assets as of June 30, 2009.  We concluded that the terms of the asset transfer agreement provided indications of an impairment of the equity investments in the joint ventures.  As a result, we performed an impairment analysis to determine the appropriate carrying amount of these assets as of June 30, 2009.  Based on the impairment analysis, we recorded a $73,234 impairment loss in the three months ended June 30, 2009.  The $73,234 loss consisted of the following amounts:

	Beginning balance	Impairment gain (loss)	Ending balance
Equity investments in Gramercy and SABL, equity in the earnings of Gramercy and SABL and intercompany profit elimination	$95,892	$(74,783)	$21,109
Pension and OPEB obligations for Gramercy and SABL	(1,549)	1,549	—
Total	$94,343	$(73,234)	$21,109

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The impairment loss was recorded on the Consolidated Statements of Operations in equity in earnings (losses) of joint ventures.  On the Consolidated Balance Sheets, the impairment of the equity investments was recorded in other assets.  The pension and OPEB obligations of the equity investments were recorded in accumulated other comprehensive loss.

See Note 22 Subsequent Events for additional information about the joint venture asset transfer transaction.

4.	FSP APB 14-1 Adoption

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

The FSP applies to our 1.75% convertible senior notes issued in 2004 (the “Convertible Notes”).  The holders of our Convertible Notes may convert at any time at an initial conversion rate of 32.743 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of $30.5409 per share of common stock.  Upon conversion, we would deliver cash up to the principal amount of the Convertible Notes to be converted and, at our election, cash, common stock or a combination thereof for any conversion obligation in excess of the principal amount of the Convertible Notes to be converted.  We did not enter into any derivative transactions in connection with the issuance of the Convertible Notes.  Currently, the if-converted value of the Convertible Notes is significantly less than the principal balance of the Convertible Notes.

We applied the guidance in the FSP to measure the fair value of the liability component of the Convertible Notes using a discounted cash flow model.  We assessed the expected life of the liability component to be seven years or through August 2011 (based on the noteholder’s put option in August 2011) and applied a hypothetical nonconvertible borrowing rate (7.25%) which was based on yields of similarly rated nonconvertible instruments issued in August 2004.  We determined the carrying amount of the equity component by deducting the fair value of the liability component from the principal amount of the Convertible Notes.  The tax effect of the temporary basis difference associated with the liability component of the Convertible Notes is recorded as an adjustment to additional paid in capital as proscribed by the FSP.

In 2004, we capitalized approximately $6,000 of transaction costs related to the issuance of the Convertible Notes.  We amortize these capitalized financing fees to interest expense over the expected life of the Convertible Notes.  The FSP requires the allocation of these capitalized financing fees to the liability and equity components and accounting for the allocated fees as either debt issuance costs or equity issuance costs.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The adoption of the FSP resulted in the following amounts recognized in our financial statements:

	June 30, 2009	December 31, 2008

Principal of the liability component of 1.75% convertible senior notes	$175,000	$175,000
Unamortized debt discount	(18,296)	(22,300)
Net carrying amount of liability component of 1.75% convertible senior notes	$156,704	$152,700

Net carrying amount of equity component of 1.75% convertible senior notes (net of $18,261 taxes and $1,799 issuance costs)	$32,114	$32,114

Interest expense related to the 1.75% convertible senior notes:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Contractual interest coupon	$766	$766	$1,532	$1,532
Amortization of the debt discount on the liability component	2,014	1,875	4,004	3,729
Total	$2,780	2,641	$5,536	$5,261

Effective interest rate for the liability component for the period	6.35%	6.04%	6.33%	6.01%

The estimated amortization expense for the debt discount for the 1.75% convertible senior notes through the remaining expected life (August 2011) is as follows:

	Six months ending December 31, 2009	2010	2011
Estimated debt discount amortization expense	$4,149	$8,755	$5,392

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
	December 31, 2008
	As Reported	Effect of change	As Adjusted
ASSETS
Total current assets	$514,134	$—	$514,134
Property, plant and equipment — net	1,340,037	—	1,340,037
Intangible asset — net	32,527	—	32,527
Due from affiliates – less current portion	7,599	—	7,599
Other assets	141,802	(741)	141,061
TOTAL	$2,036,099	$(741)	$2,035,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$102,143	$—	$102,143
Due to affiliates	70,957	—	70,957
Accrued and other current liabilities	58,777	—	58,777
Accrued employee benefits costs — current portion	12,070	—	12,070
Convertible senior notes	175,000	(22,300)	152,700
Industrial revenue bonds	7,815	—	7,815
Total current liabilities	426,762	(22,300)	404,462
Total noncurrent liabilities	649,816	—	649,816
SHAREHOLDERS’ EQUITY:
Preferred stock	2	—	2
Common stock	491	—	491
Additional paid-in capital	2,240,014	32,114	2,272,128
Accumulated other comprehensive loss	(137,208)	—	(137,208)
Accumulated deficit	(1,143,778)	(10,555)	(1,154,333)
Total shareholders’ equity	959,521	21,559	981,080
TOTAL	$2,036,099	$(741)	$2,035,358

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended June 30, 2008
	As Reported	Effect of change	As Adjusted

Net sales	$545,197	$—	$545,197
Cost of goods sold	388,973	—	388,973
Gross profit	156,224	—	156,224
Selling, general and administrative expenses	13,851	—	13,851
Operating income	142,373	—	142,373
Interest expense	(6,180)	(1,810)	(7,990)
Interest income	2,291	—	2,291
Net loss on forward contracts	(203,784)	—	(203,784)
Other income - net	306	—	306
Loss before income taxes and equity in earnings of joint ventures	(64,994)	(1,810)	(66,804)
Income tax benefit	57,087	657	57,744
Loss before equity in earnings of joint ventures	(7,907)	(1,153)	(9,060)
Equity in earnings of joint ventures	5,566	—	5,566
Net loss	$(2,341)	$(1,153)	$(3,494)

LOSS PER COMMON SHARE:
Basic and Diluted	$(0.06)	$(0.02)	$(0.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted (in thousands)	41,143	41,143	41,143

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Six months ended June 30, 2008
	As Reported	Effect of change	As Adjusted

Net sales	$1,016,339	$—	$1,016,339
Cost of goods sold	764,120	—	764,120
Gross profit	252,219	—	252,219
Selling, general and administrative expenses	32,717	—	32,717
Operating income	219,502	—	219,502
Interest expense	(12,423)	(3,599)	(16,022)
Interest income	4,814	—	4,814
Net loss on forward contracts	(652,092)	—	(652,092)
Other expense - net	(227)	—	(227)
Loss before income taxes and equity in earnings of joint ventures	(440,426)	(3,599)	(444,025)
Income tax benefit	195,330	1,305	196,635
Loss before equity in earnings of joint ventures	(245,096)	(2,294)	(247,390)
Equity in earnings of joint ventures	9,959	—	9,959
Net loss	$(235,137)	$(2,294)	$(237,431)

LOSS PER COMMON SHARE:
Basic and Diluted	$(5.72)	$(0.06)	$(5.78)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and Diluted (in thousands)	41,092	41,092	41,092

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six months ended June 30, 2008
	As Reported	Effect of change	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(235,137)	$(2,294)	$(237,431)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized net loss on forward contracts	536,650	—	536,650
Depreciation and amortization	41,860	—	41,860
Debt discount amortization	—	3,729	3,729
Deferred income taxes	(194,569)	(1,305)	(195,874)
Pension and other post retirement benefits	8,513	—	8,513
Stock-based compensation	11,658	—	11,658
Excess tax benefits from share-based compensation	(657)	—	(657)
Undistributed earnings of joint ventures	(9,959)	—	(9,959)
Changes in operating assets and liabilities:
Accounts receivable – net	(1,042)	—	(1,042)
Purchase of short-term trading securities	(97,532)	—	(97,532)
Sale of short-term trading securities	345,764	—	345,764
Due from affiliates	(6,595)	—	(6,595)
Inventories	(30,212)	—	(30,212)
Prepaid and other current assets	(20,821)	—	(20,821)
Accounts payable, trade	16,693	—	16,693
Due to affiliates	7,726	—	7,726
Accrued and other current liabilities	(5,544)	—	(5,544)
Other – net	(1,983)	(130)	(2,113)
Net cash provided by operating activities	364,813	—	364,813

Net cash used in investing activities	(77,123)	—	(77,123)

Net cash provided by financing activities	2,992	—	2,992
NET CHANGE IN CASH	290,682	—	290,682
Cash, beginning of the period	60,962	—	60,962
Cash, end of the period	$351,644	$—	$351,644

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

As the result of the accounting change, our accumulated deficit as of January 1, 2008, increased $13,684 from $245,462 to $259,146.

5.	Curtailment of Operations – Ravenswood and Hawesville

On December 17, 2008, our subsidiary, Century Aluminum of West Virginia, Inc. (“CAWV”), issued a conditional Worker Adjustment and Retraining Notification Act (“WARN”) notice at its Ravenswood, West Virginia smelter (“Ravenswood”) related to a curtailment of plant operations in 60 days. This facility employed approximately 684 persons.  Simultaneously with the issuance of the WARN, CAWV began the immediate curtailment of one of its four potlines which was completed by December 20, 2008.  In December 2008, we incurred curtailment costs of $1,667 for this partial curtailment at CAWV.  These costs were included in cost of goods sold.

On February 4, 2009, we announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  The decision to curtail the operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

On March 3, 2009, our subsidiary, Century Aluminum of Kentucky, announced the curtailment of one potline at its Hawesville, Kentucky aluminum smelter (“Hawesville”).  Hawesville has production capacity of approximately 244,000 metric tons per year of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 4,370 metric tons per month and impacted approximately 120 employees.

We incurred curtailment charges of $9,166 and $33,498 during the three and six months ended June 30, 2009, respectively, which are reported in the “Other operating expenses” line item in the Consolidated Statements of Operations.  The majority of the curtailment charges related to Ravenswood.  The components of the curtailment costs for the three and six months ended June 30, 2009 are as follows:

	Three months ended	Six months ended
	June 30, 2009	June 30, 2009
Severance/employee-related cost	$(127)	$24,463
Alumina contract – spot sales net (gains) losses	(2,614)	717
Alumina contract amendment cost	6,000	6,000
Power/other contract termination costs	—	6,332
Ongoing site costs	6,749	8,338
Gross expense	10,008	45,850
Pension plan curtailment adjustment	(5)	2,478
OPEB plan curtailment adjustment	(837)	(14,830)
Net expense	$9,166	$33,498

Cash expenditure forecasts and cash payments to date

	Total gross cash expenditure forecast	Approximate cash payments through June 30, 2009
Curtailment of operations at Ravenswood and Kentucky (24 months)	$33,000	$11,490
Ongoing idling costs at Ravenswood (24 months)	$32,000	$6,888
Contract termination costs (1)	$14,000	$9,972

(1)
This estimate is based on realized losses to date and $6,000 in payments to St. Ann Bauxite Ltd. in compensation for the reduced bauxite sales related to alumina and bauxite contract amendments (of which $1,500 has been paid as of June 30, 2009).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

6.	Equity Offering

February 2009 Offering

In February 2009, we completed a public offering of 24,500,000 shares of common stock at a price of $4.50 per share, raising $110,250 before offering costs.  The offering costs were approximately $6,209, representing underwriting discounts and commissions and offering expenses.

Glencore International AG (together with its subsidiaries, “Glencore”) purchased 13,242,250 shares of common stock in the February 2009 offering.  We agreed with Glencore to amend the terms of our Standstill and Governance Agreement with Glencore to increase the percentage of our voting securities that Glencore could acquire and vote prior to April 7, 2009, in connection with Glencore’s purchase of common stock in this offering.  As of June 30, 2009, we believe that Glencore beneficially owned, through its common stock, approximately 38.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 48.7% economic ownership of Century.

We intend to use the net proceeds from the sale of our common stock for general corporate purposes, including repayment of debt.

7.	Fair Value Measurements and Derivative Instruments

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

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical delivery and financial sales contracts, the Ravenswood power contract and a short-term power contract for Hawesville.  We measure the fair value of these contracts based on the quoted future market prices at the reporting date in their respective principal markets for all available periods.  We discount the expected cash flows from these contracts using a risk-adjusted discount rate.  The primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the London Metals Exchange (“LME”) spot and forward market for primary aluminum and the U.S. Midwest Premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  Prior to the termination of the primary aluminum forward financial sales contracts in July 2008, the term of one of these contracts extended beyond the quoted LME futures market.  We estimated the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the quoted LME market prices in 2013.  These future market assumptions were significant to the fair value measurements.  The Ravenswood power contract derivative is valued based in part on the LME forward market.  The short-term power contract at Hawesville is valued based on forward power market prices and the expected term of the contract.  See the Note 22 Subsequent Events for the impact of the new Hawesville power contract transaction.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Fluctuations in the market prices for our primary aluminum forward financial sales contracts had a significant impact on gains and losses from forward contracts included in our financial statements from period to period.  Unrealized gains and losses for these primary aluminum forward financial sales contracts were included in net loss on forward contracts.  Our natural gas forward financial purchase contracts and foreign currency forward contracts are derivative contracts and qualify for cash flow hedge treatment under SFAS No. 133, “Accounting for Derivatives.”  The effective portion of these contracts is recorded in other comprehensive income.  The realized gains or losses on these hedges are recorded in the statement of operations when the forecasted transaction affects earnings.  The ineffective portions of these hedges are recognized immediately in the statement of operations.  We have no foreign currency forwards or options outstanding at June 30, 2009 or December 31, 2008.  We settled our foreign currency forward contracts in October 2008.

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	June 30, 2009	December 31, 2008
DERIVATIVE ASSETS:
Power contracts	Prepaid and other assets	$49	$2,202
TOTAL DERIVATIVE ASSETS		$49	$2,202

DERIVATIVE LIABILITIES:
Natural gas forward financial contracts	Accrued and other current liabilities	$(2,051)	$(10,130)
Power contracts	Accrued and other current liabilities	(480)	—
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(1,069)	(1,256)
Aluminum sales premium contracts – less current portion	Other liabilities	(593)	(503)
TOTAL DERIVATIVE LIABILITIES		$(4,193)	$(11,889)

Derivatives in SFAS 133 Cash Flow Hedging Relationships:
	Three months ended June 30, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount

Natural gas forward financial contracts	$(2,051)	Cost of goods sold	$(4,634)		$—

Foreign currency forwards (1)	$(2,163)	Cost of goods sold	$(2,181)	Net loss on forward contracts	$(94)

	Six months ended June 30, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount

Natural gas forward financial contracts	$(2,051)	Cost of goods sold	$(13,377)	—	$—

Foreign currency forwards (1)	$(2,163)	Cost of goods sold	$(4,706)	Net loss on forward contracts	$(1,701)

(1)	We have no foreign currency forwards or options outstanding at June 30, 2009 or December 31, 2008. We settled our foreign currency forward contracts in October 2008.

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

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	June 30, 2009	December 31, 2008
Natural gas forward financial contracts (in thousands of MMBTU)	760	3,340

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  The labor costs, maintenance costs and other local services at the Nordural facility at Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”), although we are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and weakening commodity prices.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

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

Each month, when we settled the foreign currency forward contracts, the realized gain or loss on our cash flow hedges for Grundartangi operating costs was recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Helguvik capital expenditures were accumulated in other comprehensive income and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.

In October 2008, following the appreciable devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We recognized losses of approximately $94 and $1,701 in the three and six months ended June 30, 2009, respectively, (none in three and six months ended June 30, 2008) on the ineffective portions of the forward contracts for the forecasted Helguvik capital expenditures.  These losses are recorded in net loss on forward contracts in our Consolidated Statements of Operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik capital expenditures.

The foreign currency forward and natural gas forward financial purchase contracts are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  Due to the fact that we are currently in a liability position for almost all of our forward contracts, our counterparty risk is very minimal at this time.  If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

As of June 30, 2009, an accumulated other comprehensive loss of $6,373 is expected to be reclassified to earnings over the next 12-month period.

Derivatives not designated as hedging instruments under SFAS 133:
	Gain (loss) recognized in income on derivative
		Three months ended June 30, 2009	Six months ended June 30, 2009
	Location	Amount	Amount

Power contracts	Net loss on forward contracts	$(431)	$(2,547)

Aluminum sales premium contracts	Related party sales	872	1,676
Aluminum sales premium contracts	Net loss on forward contracts	(514)	(392)

Power

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the remaining term of the contract, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the Consolidated Statements of Operations.  We have recorded a derivative asset of $49 and $2,202 for the embedded derivative at June 30, 2009 and December 31, 2008, respectively.

In April 2009, we amended a short-term power contract at Hawesville.  As a result of the amendment, the power contract qualified as a derivative and was marked-to-market at June 30, 2009.  The short-term power contract at Hawesville was valued based on forward power market prices and the expected term of the contract.  We recorded, in accrued and other current liabilities in the Consolidated Statements of Operations, a derivative liability of $480 for the derivative at June 30, 2009.

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

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	June 30, 2009	December 31, 2008
Power contracts (in megawatt hours ("MWH")) (1)	26,840	1,066,000
Aluminum sales contract premiums (metric tons) (2)	118,093	152,000

(1)
Amount includes approximately 23,000 MWH for expected usage under a Hawesville power contract that was amended in the second quarter of 2009 which required mark-to-market accounting as a result of the amendments.  We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract.  This contract term is dependent on the outcome of a pending rate case.  We expect the outcome of the rate case to be completed around September 2009.

(2)	Represents the remaining physical deliveries under our Glencore Metal Agreements I and II.

Fair Value Measurements

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Recurring Fair Value Measurements	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Derivative assets	$—	$—	$49	$49

LIABILITIES:
Derivative liabilities	$(2,051)	$—	$(2,142)	$(4,193)

Recurring Fair Value Measurements	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$13,686	$—	$13,686
Derivative assets	—	—	2,202	2,202
TOTAL	$—	$13,686	$2,202	$15,888

LIABILITIES:
Derivative liabilities	$(10,130)	$—	$(1,759)	$(11,889)

Change in Level 3 Fair Value Measurements during the three months ended June 30,
	Derivative liabilities/assets
	2009	2008
Beginning balance April 1,	$(1,339)	$(1,477,113)
Total loss (realized/unrealized) included in earnings	(3,159)	(203,720)
Settlements	2,405	66,612
Ending balance, June 30	$(2,093)	$(1,614,221)

Amount of total loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$(2,911)	$(140,719)

Change in Level 3 Fair Value Measurements during the six months ended June 30,
	Derivative liabilities/assets
	2009	2008
Beginning balance January 1,	$443	$(1,070,290)
Total loss (realized/unrealized) included in earnings	(5,105)	(651,958)
Settlements	2,569	108,027
Ending balance, June 30,	$(2,093)	$(1,614,221)

Amount of total loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$(4,681)	$(536,725)

The net loss on our derivative liabilities is recorded in our statement of operations under Net loss on forward contracts.  In 2009, our Level 3 derivative liabilities are included in our Accrued and other liabilities and Other liabilities line items of our consolidated balance sheet.  In 2008, our Level 3 derivative liabilities are included in our Due to affiliates, Accrued and other liabilities, Due to affiliates – less current portion and Other liabilities line items of our Consolidated Balance Sheets.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

8.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended June 30,
	2009			2008
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(107,146)	74,143	$(1.45)	$(3,494)	41,143	$(0.08)
Amount allocated to common shareholders (1)	100%			100%
Basic and Diluted EPS:
Loss allocable to common shareholders	$(107,146)	74,143	$(1.45)	$(3,494)	41,143	$(0.08)

	For the six months ended June 30,
	2009			2008
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(221,770)	69,402	$(3.20)	$(237,431)	41,092	$(5.78)
Amount allocated to common shareholders (1)	100%			100%
Basic and Diluted EPS:
Loss allocable to common shareholders	$(221,770)	69,402	$(3.20)	$(237,431)	41,092	$(5.78)

(1)
We have not allocated the net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.  For the three and six months ended June 30, 2008, there was no preferred stock outstanding.

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

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  Our preferred stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences.  The dividend rights of our preferred shareholder are equal to our common shareholders, as if it held the number of common shares into which its shares of preferred stock are convertible as of the record date.  The liquidation rights of the preferred stock mirror their dividend rights, in that the preferred stock ranks in parity to the common stock in respect of liquidation preference and would be entitled to share ratably with common stock holders in the distribution of assets in a liquidation (as though the preferred stock holders held the number of shares of common stock into which their shares of preferred stock were convertible).  The preferred stock has a liquidation preference of $0.01 per share.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we will not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

Options to purchase 692,075 and 429,768 shares of common stock were outstanding as of June 30, 2009 and 2008, respectively.  For the three and six months ended June 30, 2009, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  The average price for our common stock in the three and six months ended June 30, 2009 was below the conversion price of our 1.75% convertible senior notes.

For the three and six months ended June 30, 2008, all options, service-based stock, and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  Based on the average price for our common stock in the three and six months ended June 30, 2008, we would have been required to issue approximately 3,277,000 and 3,034,000 shares upon an assumed conversion of our convertible debt.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 503,000 and 77,000 unvested shares of service-based stock outstanding at June 30, 2009 and 2008, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

9.	Shareholders’ Equity

Common Stock

In May 2009, our shareholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of our common stock, par value $0.01 per share, to 195,000,000.

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

Series A Convertible Preferred Stock:	2009
Shares outstanding at December 31, 2008	155,787
Automatic conversions during the six months ended June 30, 2009	(2,296)
Total shares outstanding at June 30, 2009	153,491

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

10.	Income Taxes

As of June 30, 2009 and December 31, 2008, we had total unrecognized tax benefits (excluding interest) of $21,300 and $21,600, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of June 30, 2009 and December 31, 2008, respectively, are $15,700 and $15,200.

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of June 30, 2009, and December 31, 2008, we had approximately $4,500 and $3,400, respectively, of accrued interest related to unrecognized income tax benefits.

We do not expect any significant change in the balance of unrecognized tax benefits within the next twelve months.

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

During the six months ended June 30, 2009, we received a federal income tax refund of $79,724 related to a carryback of a portion of the December 31, 2008 taxable loss to tax years ended December 31, 2006 and December 31, 2007.  Additionally, we received a $10,094 federal income tax refund related to overpayments of December 31, 2008 estimated tax payments.

11.	Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Raw materials	$19,172	$19,664
Work-in-process	15,682	16,133
Finished goods	17,727	8,203
Operating and other supplies	74,251	94,111
Inventories	$126,832	$138,111

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,326 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been reclassified to Other assets.

At June 30, 2009 and December 31, 2008 the market value of our inventory was less than its FIFO value by $10,447 and $55,867, respectively.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

12.	Goodwill and Intangible Asset

In December 2008, we tested our goodwill for impairment and recorded a $94,844 impairment loss.  As of January 1, 2009, we have no goodwill.

The intangible asset consists of the power contract acquired in connection with our acquisition of the Hawesville facility (“Hawesville”).  The contract value is being amortized over its term using a method that results in annual amortization equal to the percentage of a given year’s expected gross annual benefit to the total as applied to the total recorded value of the power contract.  As of June 30, 2009, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $131,533.

For the three months ended June 30, 2009 and 2008, amortization expense for the intangible asset totaled $4,037 and $3,769, respectively.  For the six months ended June 30, 2009 and 2008, amortization expense for the intangible asset totaled $8,074 and $7,538, respectively.  For the years ending December 31, 2009 and December 31, 2010, the estimated aggregate amortization expense for the intangible asset will be approximately $16,149 and $16,378, respectively.  The intangible asset is reviewed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” whenever events or circumstances indicate that its net carrying amount may not be recoverable.

In July 2009, we terminated the existing power contracts at Hawesville and entered into a new power agreement.  See Note 22 Subsequent Events for additional information about this transaction.

13.	Debt

	June 30, 2009	December 31, 2008
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually, net of debt discount of $18,296 and $22,300, respectively (1)(2)(3)(4)	$156,704	$152,700
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(5)	250,000	250,000
Revolving credit facility (6)	—	25,000
Total debt	$414,519	$435,515

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

(1)
The 1.75% convertible senior notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2009 was 0.65%.

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

(4)
Amounts reflect the adoption and retrospective application of FSP APB 14-1 as of January 1, 2009.  This pronouncement changes the accounting treatment for certain convertible debt instruments requiring the segregation of these instruments into a liability and equity component.  These amounts represent the fair value of the liability component.  See Note 4 Adoption of FSP APB 14-1 for additional information.

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

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of June 30, 2009, we had letters of credit totaling $11,451 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.   We had no outstanding borrowings under the Credit Facility as of June 30, 2009.  As of June 30, 2009, we had additional borrowing availability of $33,871 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The curtailment of our Ravenswood facility in February 2009 and one line at Hawesville in March 2009 resulted in lower eligible accounts receivable and inventory balances included in the borrowing base calculation and lowered the availability of funds under the Credit Facility.  See Note 5 Curtailment of Operations - Ravenswood and Hawesville for additional information.

14.	Contingencies and Commitments

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

Century Aluminum of West Virginia, Inc. continues to perform remedial measures at our Ravenswood, West Virginia facility (“Ravenswood”) pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA.  EPA approval of the Corrective Measures Study is anticipated in the fourth quarter of 2009. We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

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

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed–Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  For qualifying claims, Vialco is allocated responsibility for the first $1,000, Lockheed Martin is allocated the second $1,000, and the parties share equal responsibility for additional amounts, up to $30,000.  Lockheed, has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through June 30, 2009, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources, in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  On July 15, 2009, we and Vialco and other defendants filed motions for summary judgment on the issue of the applicability of the statute of limitations.  The parties are currently engaged in the discovery process.

In December 2006, Vialco and the two succeeding owners of the alumina facility were named as defendants in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources of the United States Virgin Islands.  The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and alleges violations of territorial water pollution control laws during the various defendants’ periods of ownership.  The complaint seeks statutory and other unspecified monetary penalties for the alleged violations.  Vialco filed its answer to the complaint asserting factual and affirmative defenses.  The parties are currently engaged in the discovery process.

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

In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC (formerly Pechiney Rolled Products, LLC) in July 1999. The complaint also seeks costs and attorney fees.  At this time, it is not practicable to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $1,007 and $848 at June 30, 2009 and December 31, 2008, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In March 2009, four purported stockholder class actions were filed against us in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.  These cases allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  These actions seek certification as a class action, rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

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

We have reached an agreement with Big Rivers and Kenergy on a proposal that would replace the existing power supply contracts.   The contract will provide all of Hawesville’s power requirements through 2023 at cost-based pricing.   The transaction closed in July 2009, see Note 22 Subsequent Events for additional information about this contract.

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  We are reviewing options to extend the term of the existing agreement that establishes an LME based cap on the tariff rates.  In March 2009, APCo filed a request for a rate increases to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.   In its filings, APCo has attributed approximately $16,000 of the unrecovered fuel costs to Ravenswood and has proposed to recover this amount over a 5 year period.  We believe that Ravenswood paid all amounts required under the special rate contract and any additional recovery from Ravenswood is inappropriate.  The West Virginia Public Service Commission (the “PSC”) indicated that it would make a decision by the end of September and that any increase would be effective by December 2009.  At this time, it is not practicable to predict the outcome of this rate case or its impact on Ravenswood.

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

Grundartangi purchases power from Landsvirkjun, HS Orka hf and Orkuveita Reykjavikur (“OR”) under long-term contracts due to expire between 2019 and 2029. The power delivered to Grundartangi is priced at a rate based on the LME price for primary aluminum, is paid in U.S. dollars and is from hydroelectric and geothermal sources.  All power commitments for power delivered to Grundartangi are provided on an 85% take or pay basis.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

Labor Commitments

Approximately 79% of our U.S. based work force is represented by the United Steel, Paper and Forestry, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USWA”).  We have agreed with our Ravenswood plant employees represented by the USWA to extend the current labor agreement through August 31, 2010 (that labor agreement was due to expire on May 31, 2009).  For additional information about Ravenswood operations see Note 5 Curtailment of Operations – Ravenswood and Hawesville.  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers the hourly workers at the Hawesville plant.

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

In conjunction with these alumina supply reductions, St. Ann Bauxite Limited (“SABL”), a joint venture owned 50% by Century Aluminum Company, agreed to reduce the amount of bauxite it will supply Glencore in 2009 by 775,000 dry metric tons, 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we have agreed to pay SABL $6,000 in compensation for the reduced bauxite sales.  Payments will be made in monthly installments through December 2009.

15.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Metal Agreement (1)	Alcan	14 million pounds per month	May 1, 2009	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (2)	Glencore	50,000 mtpy	Through December 31, 2009	Variable, LME-based
Glencore Metal Agreement II (3)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Southwire Metal Agreement (4)	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)	Alcan and CAWV agreed to terminate all remaining obligations under the Alcan Metal Agreement. CAWV agreed to pay Alcan $623 to settle the remaining delivery obligations.
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

Apart from the Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 40,207 metric tons and 84,047 metric tons of primary aluminum at June 30, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,231 metric tons and 330 metric tons of primary aluminum at June 30, 2009 and December 31, 2008, respectively, of which 319 metric tons were with Glencore at December 31, 2008 (none were with Glencore at June 30, 2009).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Financial Sales Agreements

Historically, to mitigate the volatility in our unpriced forward delivery contracts, we have entered into primary aluminum forward financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts.

All of the outstanding primary aluminum forward financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  As of June 30, 2009 and December 31, 2008, we had no primary aluminum forward financial sales contracts outstanding.  We had no forward financial contracts to purchase aluminum at June 30, 2009 or December 31, 2008.

Forwards and Financial Purchase Agreements

We are party to various forward financial and physical delivery contracts that are accounted for under SFAS No. 133.  See Note 7 Fair Value Measurements and Derivative Instruments for additional information about these instruments.

16.	Supplemental Cash Flow Information

	Six months ended June 30,
	2009	2008
Cash paid for:
Interest	$11,085	$11,035
Income tax	106	3,475

Cash received for:
Interest	1,564	4,840
Income tax refunds (1)	91,041	—

(1)	See Note 10 Income Taxes for more information.

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

In the first quarter of 2008, we issued 58,990 shares of common stock as part of our performance share program to satisfy a $3,692 performance share liability to certain key employees.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

17.	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.  As a result of the temporary curtailment of our operations at our Ravenswood facility, we have suspended the disposal of spent potliner.  During the curtailment, we will continue to accrete the existing ARO liabilities, but we will not incur any additional ARO liabilities at this location until we resume operations.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30, 2009	Year ended December 31, 2008
Beginning balance, ARO liability	$14,337	$13,586
Additional ARO liability incurred	448	2,140
ARO liabilities settled	(559)	(2,464)
Accretion expense	558	1,075
Ending balance, ARO liability	$14,784	$14,337

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18.	Comprehensive Loss and Accumulated Other Comprehensive Loss

Comprehensive Loss:
	Six months ended June 30,
	2009	2008

Net loss	$(221,770)	$(237,431)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 and $(670) tax of, respectively	(5,323)	1,394
Net losses on cash flow hedges reclassified to income, net of tax of $0 and $(3,021), respectively	13,402	6,059
Net loss on foreign currency cash flow hedges reclassified to income, net of tax of $(706) and $54, respectively	5,701	(246)
Defined benefit pension and other postemployment benefit plans:
Net curtailment gain arising during the period, net of $0 tax	56,124	—
Amortization of net loss during the period, net of $(294) and $209 tax, respectively	673	(508)
Amortization of prior service cost during the period, net of $949 and $(629) tax, respectively	(2,174)	1,530
Change in equity investee other comprehensive income, net of $0 tax	1,549	—
Other Comprehensive Income:	69,952	8,229
Comprehensive loss	$(151,818)	$(229,202)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Components of Accumulated Other Comprehensive Loss:
	June 30, 2009	December 31, 2008
Unrealized loss on financial instruments, net of $409 and $784 tax benefit, respectively	$(4,213)	$(17,506)
Defined benefit plan liabilities, net of $26,366 and $26,534 tax benefit, respectively	(55,825)	(114,032)
Equity in investee other comprehensive income (1)	(7,219)	(5,670)
	$(67,257)	$(137,208)

(1)
Includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  Their other comprehensive income consists primarily of pension and other postretirement benefit obligations.

19.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$650	$1,028	$1,485	$2,056
Interest cost	1,620	1,550	3,223	3,101
Expected return on plan assets	(1,077)	(1,893)	(2,181)	(3,787)
Amortization of prior service cost	32	182	93	364
Amortization of net loss	501	129	1,135	258
Curtailment	(25)	—	2,576	—
Net periodic benefit cost	$1,701	$996	$6,331	$1,992

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Service cost	$728	$1,642	$2,242	$3,283
Interest cost	2,728	3,104	5,713	6,208
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(415)	(540)	(837)	(1,081)
Amortization of net loss	340	950	1,435	1,901
Curtailment	(663)	—	(14,975)	—
Net periodic benefit cost	$2,718	$5,156	$(6,422)	$10,311

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

20.	Recently Issued Accounting Standards

SFAS No. 165.  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance on management’s assessment of subsequent events.  Historically, management has relied on guidance from generally accepted auditing standards on assessing and disclosing subsequent events.  SFAS No. 165 incorporates this guidance on subsequent events in the accounting literature and is directed specifically to management and their responsibilities for preparing an entity’s financial statements.  This standard clarifies management’s responsibility to evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued.  Management must perform its assessments for both interim and annual financial reporting periods.

SFAS No. 165 is effective prospectively for Century beginning in the interim period ending June 30, 2009.  This pronouncement will not have a significant impact on our financial position, results of operations or cash flows.

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

The following summarized condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, condensed consolidating statements of operations for the three and six months ended June 30, 2009 and June 30, 2008 and the condensed consolidating statements of cash flows for the six months ended June 30, 2009 and June 30, 2008 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$81,678	$148,353	$—	$230,031
Restricted cash	865	—	—	—	865
Accounts receivable — net	22,796	11,813	—	—	34,609
Due from affiliates	559,655	2,335	2,458,948	(3,006,875)	14,063
Inventories	76,495	49,818	—	519	126,832
Prepaid and other assets	271	5,913	13,717	—	19,901
Total current assets	660,082	151,557	2,621,018	(3,006,356)	426,301
Investment in subsidiaries	34,069	—	(1,034,428)	1,000,359	—
Property, plant and equipment — net	411,788	906,120	2,022	(31)	1,319,899
Intangible asset — net	24,453	—	—	—	24,453
Due from affiliates — less current portion	—	7,599	—	—	7,599
Deferred taxes — less current portion	—	—	13,755	(13,755)	—
Other assets	44,559	28,312	17,034	—	89,905
Total assets	$1,174,951	$1,093,588	$1,619,401	$(2,019,783)	$1,868,157

Liabilities and shareholders’ equity:
Accounts payable, trade	$28,911	$36,739	$694	$—	$66,344
Due to affiliates	1,817,603	44,761	122,980	(1,921,321)	64,023
Accrued and other current liabilities	29,169	8,465	23,628	—	61,262
Accrued employee benefits costs — current portion	10,745	—	1,325	—	12,070
Deferred taxes — current portion	6,275	—	94,073	(100,348)	—
Convertible senior notes	—	—	156,704	—	156,704
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	1,900,518	89,965	399,404	(2,021,669)	368,218
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	26,500	—	18,807	—	45,307
Accrued postretirement benefit costs — less current portion	159,191	—	2,612	—	161,803
Other liabilities/intercompany loan	52,987	672,822	12,758	(696,810)	41,757
Deferred taxes — less current portion	301,665	65,251	—	(301,664)	65,252
Total noncurrent liabilities	540,343	738,073	284,177	(998,474)	564,119
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	742	(72)	742
Additional paid-in capital	297,293	144,371	2,378,436	(441,664)	2,378,436
Accumulated other comprehensive income (loss)	(83,254)	(2,163)	(67,257)	85,417	(67,257)
Retained earnings (accumulated deficit)	(1,480,009)	123,330	(1,376,103)	1,356,679	(1,376,103)
Total shareholders’ equity	(1,265,910)	265,550	935,820	1,000,360	935,820
Total liabilities and shareholders’ equity	$1,174,951	$1,093,588	$1,619,401	$(2,019,783)	$1,868,157

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$71,545	$57,855	$—	$129,400
Restricted cash	865	—	—	—	865
Short-term investments	—	—	13,686	—	13,686
Accounts receivable — net	46,506	14,353	—	—	60,859
Due from affiliates	649,440	4,878	2,442,509	(3,057,765)	39,062
Inventories	87,673	50,438	—	—	138,111
Prepaid and other assets	2,205	18,479	79,177	—	99,861
Deferred taxes — current portion	32,290	—	—	—	32,290
Total current assets	818,979	159,693	2,593,227	(3,057,765)	514,134
Investment in subsidiaries	40,356	—	(891,412)	851,056	—
Property, plant and equipment — net	427,532	911,083	1,422	—	1,340,037
Intangible asset — net	32,527	—	—	—	32,527
Due from affiliates — less current portion	—	7,599	—	—	7,599
Other assets	62,168	50,649	16,929	11,315	141,061
Total assets	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

Liabilities and shareholders’ equity:
Accounts payable, trade	$61,094	$40,913	$136	$—	$102,143
Due to affiliates	2,157,671	50,860	251,456	(2,389,030)	70,957
Accrued and other current liabilities	27,991	8,836	21,950	—	58,777
Accrued employee benefits costs — current portion	10,744	—	1,326	—	12,070
Convertible senior notes	—	—	152,700	—	152,700
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,265,315	100,609	427,568	(2,389,030)	404,462
Senior unsecured notes payable	—	—	250,000	—	250,000
Revolving credit facility	—	—	25,000	—	25,000
Accrued pension benefit costs — less current portion	29,772	—	20,236	—	50,008
Accrued postretirement benefit costs — less current portion	216,895	—	2,644	—	219,539
Other liabilities/intercompany loan	29,434	647,812	13,638	(657,420)	33,464
Deferred taxes — less current portion	5,767	66,038	—	—	71,805
Total noncurrent liabilities	281,868	713,850	311,518	(657,420)	649,816
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	491	(72)	491
Additional paid-in capital	297,292	144,371	2,272,128	(441,663)	2,272,128
Accumulated other comprehensive income (loss)	(147,979)	(5,837)	(137,208)	153,816	(137,208)
Retained earnings (accumulated deficit)	(1,314,994)	176,019	(1,154,333)	1,138,975	(1,154,333)
Total shareholders’ equity	(1,165,621)	314,565	981,080	851,056	981,080
Total liabilities and shareholders’ equity	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$91,508	$48,589	$—	$—	$140,097
Related parties	24,981	24,784	—	(709)	49,056
	116,489	73,373	—	(709)	189,153
Cost of goods sold	123,561	71,445	—	(626)	194,380
Gross profit (loss)	(7,072)	1,928	—	(83)	(5,227)
Other operating expenses – curtailment costs	9,166	—	—	—	9,166
Selling, general and admin expenses	11,131	140	—	—	11,271
Operating income (loss)	(27,369)	1,788	—	(83)	(25,664)
Interest expense	(7,976)	—	—	—	(7,976)
Interest expense – affiliates	15,187	(15,187)	—	—	—
Interest income	251	100	—	—	351
Interest income – affiliates	—	144	—	—	144
Net loss on forward contracts	(3,174)	(94)	—	—	(3,268)
Other expense - net	113	473	—	—	586
Loss before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(22,968)	(12,776)	—	(83)	(35,827)
Income tax benefit (expense)	(2,962)	389	—	—	(2,573)
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(25,930)	(12,387)	—	(83)	(38,400)
Equity earnings (loss) of subsidiaries and joint ventures	(42,167)	(18,627)	(107,146)	99,194	(68,746)
Net income (loss)	$(68,097)	$(31,014)	$(107,146)	$99,111	$(107,146)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$321,914	$98,118	$—	$—	$420,032
Related parties	75,593	49,572	—	—	125,165
	397,507	147,690	—	—	545,197
Cost of goods sold	292,725	96,054	—	194	388,973
Gross profit	104,782	51,636	—	(194)	156,224
Selling, general and admin expenses	13,492	359	—	—	13,851
Operating income	91,290	51,277	—	(194)	142,373
Interest expense – third party	(7,990)	—	—	—	(7,990)
Interest expense – affiliates	13,561	(13,561)	—	—	—
Interest income	1,821	470	—	—	2,291
Net loss on forward contracts	(203,784)	—	—	—	(203,784)
Other expense - net	(181)	487	—	—	306
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(105,283)	38,673	—	(194)	(66,804)
Income tax benefit (expense)	61,269	(3,617)	—	92	57,744
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(44,014)	35,056	—	(102)	(9,060)
Equity earnings (loss) of subsidiaries and joint ventures	7,265	3,212	(3,494)	(1,417)	5,566
Net income (loss)	$(36,749)	$38,268	$(3,494)	$(1,519)	$(3,494)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$213,417	$97,094	$—	$—	$310,511
Related parties	56,203	48,124	—	(1,098)	103,229
	269,620	145,218	—	(1,098)	413,740
Cost of goods sold	346,451	147,080	—	(2,203)	491,328
Gross profit (loss)	(76,831)	(1,862)	—	1,105	(77,588)
Other operating expenses – curtailment costs	33,498	—	—	—	33,498
Selling, general and admin expenses	21,093	298	—	—	21,391
Operating income (loss)	(131,422)	(2,160)	—	1,105	(132,477)
Interest expense – third party	(16,019)	—	—	—	(16,019)
Interest expense – affiliates	29,924	(29,924)	—	—	—
Interest income	593	483	—	—	1,076
Interest income – affiliates	—	286	—	—	286
Net loss on forward contracts	(5,169)	(1,701)	—	—	(6,870)
Other expense - net	270	74	—	—	344
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(121,823)	(32,942)	—	1,105	(153,660)
Income tax benefit (expense)	(60)	1,583	—	—	1,523
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(121,883)	(31,359)	—	1,105	(152,137)
Equity earnings (loss) of subsidiaries and joint ventures	(43,131)	(21,330)	(221,770)	216,598	(69,633)
Net income (loss)	$(165,014)	$(52,689)	$(221,770)	$217,703	$(221,770)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$594,002	$182,923	$—	$—	$776,925
Related parties	147,063	92,351	—	—	239,414
	741,065	275,274	—	—	1,016,339
Cost of goods sold	577,735	186,829	—	(444)	764,120
Gross profit	163,330	88,445	—	444	252,219
Selling, general and admin expenses	32,086	631	—	—	32,717
Operating income	131,244	87,814	—	444	219,502
Interest expense – third party	(16,022)	—	—	—	(16,022)
Interest expense – affiliates	26,721	(26,721)	—	—	—
Interest income	4,147	667	—	—	4,814
Net loss on forward contracts	(652,092)	—	—	—	(652,092)
Other expense - net	(190)	(37)	—	—	(227)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(506,192)	61,723	—	444	(444,025)
Income tax benefit (expense)	201,029	(4,252)	—	(142)	196,635
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(305,163)	57,471	—	302	(247,390)
Equity earnings (loss) of subsidiaries and joint ventures	13,890	3,951	(237,431)	229,549	9,959
Net income (loss)	$(291,273)	$61,422	$(237,431)	$229,851	$(237,431)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$68,475	$(21,803)	$—	$46,672
Investing activities:
Purchase of property, plant and equipment	(7,693)	(3,364)	(870)	(11,927)
Nordural expansion	—	(12,132)	—	(12,132)
Investments in and advances to joint ventures	—	—	(1,023)	(1,023)
Net cash used in investing activities	(7,693)	(15,496)	(1,893)	(25,082)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Intercompany transactions	(60,782)	47,432	13,350	—
Issuance of common stock – net of issuance costs	—	—	104,041	104,041
Net cash provided by (used in) financing activities	(60,782)	47,432	92,391	79,041
Net change in cash	—	10,133	90,498	100,631
Beginning cash	—	71,545	57,855	129,400
Ending cash	$—	$81,678	$148,353	$230,031

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$347,631	$17,182	$—	$364,813
Investing activities:
Purchase of property, plant and equipment	(4,593)	(9,909)	(459)	(14,961)
Nordural expansion	—	(32,648)	—	(32,648)
Investments in joint ventures	—	—	(27,621)	(27,621)
Proceeds from sale of property	—	5	—	5
Restricted cash deposits	—	(1,898)	—	(1,898)
Net cash used in investing activities	(4,593)	(44,450)	(28,080)	(77,123)
Financing activities:
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	(343,038)	68,332	274,706	—
Issuance of common stock	—	—	2,335	2,335
Net cash provided by (used in) financing activities	(343,038)	68,332	277,698	2,992
Net change in cash	—	41,064	249,618	290,682
Beginning cash	—	11,128	49,834	60,962
Ending cash	$—	$52,192	$299,452	$351,644

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

22.	Subsequent Events

We have evaluated all subsequent events through August 7, 2009 which was the date the financial statements were available to be issued.

Century transfers ownership of Gramercy and St. Ann Bauxite joint ventures

In August 2009, we reached agreement with Noranda to transfer our 50% interest in the Gramercy Alumina refinery in Gramercy, Louisiana and St. Ann Bauxite Limited in St. Ann, Jamaica.  We will make a $10,000 cash payment in two installments to Noranda as part of the transaction, which is expected to close in August.  At closing, Noranda will assume 100% ownership of Gramercy and St. Ann.

Century and Noranda jointly acquired Gramercy and St. Ann from Kaiser Aluminum and Chemical Corp. in 2004 and have each owned 50 percent of these businesses since that time. Gramercy owns and operates a 1.2 million metric ton per year alumina annual capacity alumina refinery located in Louisiana and St. Ann owns and operates a 4.8 million metric ton per year annual capacity bauxite mining operation in Jamaica. As a result of the global economic crisis, Gramercy and St. Ann have been producing at approximately 60 percent of their rated capacities since early 2009.

Our primary aluminum smelter in Hawesville, KY currently receives all of its alumina supplies from Gramercy.  As part of the transaction, the current alumina supply agreement with Gramercy will be terminated and we will enter into a new alumina supply agreement.  The new alumina supply agreement term is through December 2010.  Pricing under the new contract will be fixed for the first 125,000 MT and LME-based for the remaining 65,500 MT (subject to certain conditions for floor pricing).

Impact on our financial position, results of operations and cash flows

We recognized an impairment loss on our equity investments in Gramercy and SABL of $73,234 in the three months ended June 30, 2009.  See Note 3 for additional information about the accounting treatment of the impairment loss.  In addition, we will make a $10,000 payment to Noranda, with a $5,000 payment due at closing and $5,000 to be paid on or prior to December 31, 2009.  We expect that additional losses will be recognized primarily for other costs associated with the transaction.

This transaction does not affect our obligation, per our agreement reached in April 2009, to pay SABL $6,000 in compensation for the reduced bauxite sales associated with agreements to reduce the amount of bauxite SABL will supply Glencore in 2009.  Payments will be made in monthly installments through December 2009.  Through June 30, 2009, we have made payments totaling $1,500.  See Note 14 Contingencies and Commitments for additional information about these payments to SABL.

The tentative closing date of the transaction is August 31, 2009; however this transaction is subject to certain conditions and requires the consent of the Government of Jamaica for the transfer of SABL assets.  These requirements may delay the actual closing date.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Long-term power contract for Hawesville signed

On July 16, 2009, Century Aluminum of Kentucky, our wholly owned subsidiary, announced the completion of a new, long-term power contract for the Hawesville, Kentucky smelter.  The term of the new power contract at Hawesville is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW).  Power pricing will be based on the provider’s cost of production.

The new power contract with Big Rivers Energy Corporation (“Big Rivers”) is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be sold and we would receive the net proceeds (price received less cost-based price owed to Big Rivers).  Due to the economic crisis, the market price of electrical power in this region is less than Big Rivers’ forecasted cost.

E.ON U.S. LLC (“E.ON”) has agreed to mitigate a significant portion of this risk at a minimum, through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations. As part of this arrangement, E.ON will defer the payment of approximately $40,000 which it had previously agreed to pay to Hawesville as a termination payment and defer funding of an escrow account of approximately $40,000 that would have been used to reduce Hawesville's power costs during the next several years. E.ON will now pay these amounts when Hawesville consumes power under the contract. At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over approximately eighteen months. To the extent the aggregate risk mitigation and production payments made by E.ON exceed approximately $80,000, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

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

•	We may be required to write down the value of certain assets.
•	Our credit ratings have been lowered by two major credit rating agencies.
•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.
•
Our molten aluminum sales at our Hawesville, Kentucky aluminum smelter ("Hawesville") are subject to long-term sales contracts which limit our ability to cut costs and creates dependence on one major customer.

•	We may continue to be required to incur substantial costs in order to curtail unprofitable aluminum production.
•	We may continue to be required to incur substantial costs in order to curtail unprofitable aluminum production.
•	Currently, the cost of alumina used at Hawesville is significantly higher than under our LME-based alumina contracts and impacts the results of operations at Hawesville.
•	Changes or disruptions to our raw material supply arrangements and power supply could increase our production costs and reduce the profitability of our operations.
•	Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.
•	Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
•	We are subject to the risk of union disputes.
•	We are subject to a variety of environmental laws and regulations that could result in unanticipated costs or liabilities.
•	International operations expose us to political, regulatory, currency and other related risks.
•	We have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, shareholder, safety and health matters.
•	Our historical financial information may not be comparable to our results for future periods.
•
Our level of indebtedness requires significant cash flow to meet our debt service requirements, which reduces cash available for other purposes, such as the payment of dividends, and limits our ability to pursue our growth opportunities.

•
We may be unable to refinance our outstanding debt securities when required; our senior notes mature in August 2014 and, while our convertible notes mature in 2024, the holders of the convertible notes have the right to put them to us for cash in August 2011.

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

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this filing.  However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  When reading any forward-looking statements in this filing, the reader should consider the risks described above and elsewhere in this report as well as those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K filed with the Securities and Exchange Commission.  Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Century transfers ownership of Gramercy and St. Ann Bauxite joint ventures

In August 2009, we reached agreement with Noranda Aluminum Acquisition Corporation (together with its consolidated subsidiaries, “Noranda”) to transfer our 50% interest in the Gramercy Alumina refinery in Gramercy, Louisiana and St. Ann Bauxite Limited (“SABL”) in St. Ann, Jamaica.  We will make a $10 million cash payment in two installments to Noranda as part of the transaction, which is expected to close in August.  At closing, Noranda will assume 100% ownership of Gramercy and St. Ann.

As part of the transaction, the current alumina supply agreement with Gramercy will be terminated and we will enter into a new alumina supply agreement.  The new alumina supply agreement term is through December 2010.  Pricing under the new contract will be fixed for the first 125,000 MT and LME-based for the remaining 65,500 MT (subject to certain conditions for floor pricing).

Impact on our financial position, results of operations and cash flows

We recognized an impairment loss on our equity investments in Gramercy and SABL of approximately $73 million in the three months ended June 30, 2009.  See Equity investment impairment below.  We will make a $10 million payment to Noranda, with $5 million due at closing and $5 million to be paid on or prior to December 31, 2009.  We expect that some additional losses will be incurred on this transaction for other closing costs associated with the transaction.

This transaction does not affect our obligation to pay SABL $6 million in compensation for the reduced bauxite sales associated with agreements to reduce the amount of bauxite SABL will supply Glencore in 2009.  Payments will be made in monthly installments through December 2009.  As of June 30, 2009, we have made payments totaling $1.5 million.  Payments will be made in monthly installments through December 2009.  See Note 14 Contingencies and Commitments in the Consolidated Financial Statements included herein for additional information about these payments to SABL.

Equity investments impairment

In August 2009, we signed an agreement to transfer our equity investment in Gramercy and SABL to Noranda, we undertook an evaluation to determine the impact of the transaction, if any, on the carrying amount of the equity investments in the joint venture assets as of June 30, 2009.  We concluded that the terms of the asset transfer agreement provided an indication of an impairment of the equity investments in the joint ventures.  As a result, we performed an impairment analysis to determine the appropriate carrying amount of these assets as of June 30, 2009.  Based on the impairment analysis, we recorded approximately a $73 million impairment loss in the three months ended June 30, 2009.  The approximate $73 million loss consisted of the following amounts:

	Beginning balance	Impairment gain (loss)	Ending balance
	(in millions)
Equity investments in Gramercy and SABL, equity in the earnings of Gramercy and SABL and intercompany profit elimination	$96	$(75)	$21
Pension and OPEB obligations for Gramercy and SABL	(2)	2	—
	$94	$(73)	$21

The impairment loss was recorded on the Consolidated Statements of Operations in equity in earnings (losses) of joint ventures.  On the Consolidated Balance Sheets, the impairment of the equity investments was recorded in other assets.  The pension and OPEB obligations of the equity investments were recorded in other comprehensive income.

Long-term power contract for Hawesville signed

On July 16, 2009, Century Aluminum of Kentucky, our wholly owned subsidiary, announced the completion of a new, long-term power contract for the Hawesville, Kentucky smelter.  The term of the new power contract at Hawesville is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 megawatts).  Power pricing will be based on the provider’s cost of production.

The new power contract with Big Rivers Energy Corporation (“Big Rivers”) is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be sold and we would receive the net proceeds (price received less cost-based price owed to Big Rivers).  Due to the economic crisis, the market price of electrical power in this region is less than Big Rivers’ forecasted cost.

E.ON U.S. LLC (“E.ON”) has agreed to mitigate a significant portion of this risk at a minimum, through December 2010. During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations. As part of this arrangement, E.ON will defer the payment of approximately $40 million which it had previously agreed to pay to Hawesville as a termination payment and defer funding of an escrow account of approximately $40 million that would have been used to reduce Century's power costs during the next several years. E.ON will now pay these amounts when Hawesville consumes power under the contract. At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over approximately eighteen months. To the extent the aggregate risk mitigation and production payments made by E.ON exceed approximately $80 million, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

Alcan Metal Agreement terminated

In April 2009, Alcan and Century Aluminum of West Virginia (“CAWV”) agreed to terminate all remaining obligations under the Alcan Metal Agreement.  CAWV paid Alcan $0.6 million to settle the remaining delivery obligations.

Helguvik Investment Agreement

An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the Helguvik project such as the fiscal regime, was approved by the Icelandic Parliament.  In July 2009, the Investment Agreement was approved by the European Surveillance Authority.

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

Curtailment of Operations at Ravenswood and Hawesville

On February 4, 2009, we announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  The decision to curtail the operations was due to the relatively high operating cost at Ravenswood and depressed global price for primary aluminum.

On March 3, 2009, our subsidiary, Century Aluminum of Kentucky announced the orderly curtailment of one potline at Hawesville.  Hawesville has production capacity of approximately 244,000 metric tons per year of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 4,370 metric tons per month and impacted approximately 120 employees.  The action was needed to reduce the continuing cash losses as a result of the depressed global price for primary aluminum.

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

Glencore purchased 13,242,250 shares of common stock in this offering.  We have agreed with Glencore to amend the terms of our Standstill and Governance Agreement with Glencore to increase the percentage of our voting securities that Glencore may acquire prior to April 7, 2009 and to allow Glencore to exercise voting rights with respect to the shares of common stock it purchased in this offering.  As of June 30, 2009, we believe that Glencore beneficially owned, through common stock approximately 38.1% of our issued and outstanding common stock and, through ownership of common and preferred stock, an overall 48.7% economic ownership of Century.

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

Extension of labor contract at Ravenswood

We reached an agreement with the USWA to extend the labor contract at Ravenswood from May 31, 2009 to August 31, 2010.

APCo Rate filing

In March 2009, APCo filed a request for a rate increases to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.   In its filings, APCo has attributed approximately $16 million of the unrecovered fuel costs to Ravenswood and has proposed to recover this amount over a 5 year period.  We believe that Ravenswood paid all amounts required under the special rate contract and any additional recovery from Ravenswood is inappropriate.  The West Virginia Public Service Commission (the “PSC”) indicated that it would make a decision by the end of September and that any increase would be effective by December 2009.  At this time, it is not practicable to predict the outcome of this rate case or its impact on Ravenswood.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net sales:
Third-party customers	$140,097	$420,032	$310,511	$776,925
Related party customers	49,056	125,165	103,229	239,414
Total	$189,153	$545,197	$413,740	$1,016,339

Gross profit (loss)	$(5,227)	$156,224	$(77,588)	$252,219

Net loss	$(107,146)	$(3,494)	$(221,770)	$(237,431)

Loss per common share:
Basic and Diluted	$(1.45)	$(0.08)	$(3.20)	$(5.78)

Shipments – primary aluminum (000 pounds):
Direct	169,353	290,214	384,065	583,437
Toll	151,846	146,681	301,972	293,767
Total	321,199	436,895	686,037	877,204

Shipments – primary aluminum (metric tons):
Direct	76,817	131,639	174,209	264,643
Toll	68,876	66,533	136,972	133,250
Total	145,693	198,172	311,181	397,893

Net sales (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$189.2	$545.2	$(356.0)	(65.3)%
Six months ended June 30,	$413.7	$1,016.3	$(602.6)	(59.3)%

Lower price realizations for our primary aluminum shipments in the three months ended June 30, 2009, due to lower LME prices for primary aluminum, resulted in a $196.3 million sales decrease.  Reduced sales volume contributed $159.7 million to the decrease in net sales.  Direct shipments declined 120.9 million pounds in the three months ended June 30, 2009 primarily due to capacity curtailments at our U.S. smelters.  Toll shipments increased 5.2 million pounds from the same period in 2008 due to increased production at the Grundartangi smelter.

Lower price realizations for our primary aluminum shipments in the six months ended June 30, 2009, due to lower LME prices for primary aluminum, resulted in a $358.1 million sales decrease.  Reduced sales volume contributed $244.5 million to the decrease in net sales.  Direct shipments declined 199.4 million pounds in the six months ended June 30, 2009 primarily due to capacity curtailments at our U.S. smelters.  Toll shipments increased 8.2 million pounds from the same period in 2008 due to increased production at the Grundartangi smelter.

Gross profit (loss) (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$(5.2)	$156.2	$(161.4)	(103.3)%
Six months ended June 30,	$(77.6)	$252.2	$(329.8)	(130.8)%

During the three months ended June 30, 2009, lower price realizations, net of LME-based alumina cost and LME-based power cost decreases, reduced gross profit by $171.9 million.  Lower shipment volume, due to capacity curtailments, resulted in a $33.6 million decrease to gross profit.  In addition, we experienced $17.2 million in net cost decreases, relative to the same period in 2008, comprised of:  reduced power and natural gas costs at our U.S. smelters, $2.3 million; increased costs associated with Gramercy supplied alumina, $3.4 million; reduced costs for materials, supplies and maintenance, $6.2 million; other cost reductions, $10.5 million; and reduced depreciation expense of $1.6 million.

During the six months ended June 30, 2009, lower price realizations, net of LME-based alumina cost and LME-based power cost decreases, reduced gross profit by $307.3 million.  Lower shipment volume, due to capacity curtailments, resulted in a $40.4 million decrease to gross profit.  In addition, we experienced $6.7 million in net cost increases, compared to the same period in 2008, comprised of:  increased power and natural gas costs at our U.S. smelters, $1.1 million; increased costs associated with Gramercy supplied alumina, $12.9 million; reduced costs for materials, supplies and maintenance, $7.0 million; other cost increases, $1.3 million; and reduced depreciation expense of $1.6 million.

Due to turnover of inventory during the first half of 2009 and increased market prices at the end of the second quarter of 2009, the previously recognized lower of cost or market inventory reserve was adjusted to reflect the current value for our June 30, 2009 ending inventory.  This adjustment favorably impacted cost of goods sold by $26.9 million and $24.6 million for the three and six months ending June, 2009, respectively.

Other operating expenses- curtailment costs (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$9.2	—	$9.2	100%
Six months ended June 30,	$33.5	—	$33.5	100%

During the three months ended June 30, the costs associated with the idled potlines at our Ravenswood and Hawesville facilities were $9.2 million.  This amount includes expenses incurred while the Ravenswood facility is in an idled state and net losses associated with spot alumina sales and cancellation costs from the Glencore alumina supply agreement.

During the six months ended June 30, the costs associated with the idled potlines at our Ravenswood and Hawesville facilities were $33.5 million.  This amount includes the recognition of employee-related liabilities, contractual obligations and net losses from the cancellation of the Glencore alumina supply agreement and sales of alumina made available by the idling of capacity.  In addition, certain expenses incurred while the Ravenswood facility is in an idled state are included in this line item.  For further discussion see Note 5 Curtailment of Operations – Ravenswood and Hawesville in the Consolidated Financial Statements included herein.

Selling, general and administrative expenses (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$11.3	$13.9	$(2.6)	(18.7)%
Six months ended June 30,	$21.4	$32.7	$(11.3)	(34.6)%

The decrease in selling, general and administrative expenses for the three and six months ended June 30, 2009 was primarily due to reduced accruals under our share-based performance and stock compensation programs and reduced discretionary spending.

Interest income (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$0.4	$2.3	$(1.9)	(82.6)%
Six months ended June 30,	$1.1	$4.8	$(3.7)	(77.1)%

The decrease in interest income for the three and six months ended June 31, 2009 from the same periods in 2008 is the result of lower average cash and short-term investment balances and lower interest rates during the 2009 periods.

Net loss on forward contracts (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$(3.3)	$(203.8)	$200.5	(98.4)%
Six months ended June 30,	$(6.9)	$(652.1)	$645.2	(98.9)%

The net loss in the three and six months ended June 30, 2009 relates to the recognition of previously settled Icelandic krona hedges associated with the Helguvik project and losses on derivatives associated with Hawesville and Ravenswood power contracts.

The loss on forward contracts for the three and six months ended June 30, 2008, was a result of mark-to-market adjustments associated with our long term primary aluminum forward financial sales contracts that did not qualify for cash flow hedge accounting.  Cash settlements of these contracts during the three and six months ended June 30, 2008 were $62.8 million and $115.0, respectively.  In July 2008, we terminated these contracts.

Income tax (expense) benefit (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$(2.6)	$57.7	$(60.3)	(104.5)%
Six months ended June 30,	$1.5	$196.6	$(195.1)	(99.2)%

The changes in the income tax provision for the three and six months ended June 30, 2009 from the same periods in 2008 were primarily due to our inability to provide any U.S. tax benefits on pre-tax losses as a result of the valuation allowance recorded against our federal and state deferred tax assets in December 2008 and in June 2009.

Equity in earnings (losses) of joint ventures (in millions)	2009	2008	$ Difference	% Difference
Three months ended June 30,	$(68.7)	$5.6	$(74.3)	(1,326.8)%
Six months ended June 30,	$(69.6)	$10.0	$(79.6)	(796.0)%

In August 2009, we signed an agreement to transfer our ownership interests in Gramercy and SABL to our joint venture partner, Noranda.  We concluded that our equity investments in joint ventures, Gramercy and SABL, were not fully recoverable as of June 30, 2009.  A charge of $73.2 million was recorded to reduce the investment to its estimated recoverable value.  See Recent Developments for additional information.

Liquidity and Capital Resources

Liquidity

Our financial position and liquidity have been and may continue to be materially adversely affected by low aluminum prices as compared to our cost of production.  If prices remain at the levels seen in the first half of 2009 or decline further, we would have to take additional actions to reduce costs, including significant curtailment of our operations, and/or raise additional financing, in order to have the liquidity required to operate through 2010.  There can be no assurance that such actions would be sufficient.

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

As of June 30, 2009, we had $432.8 million of principal indebtedness outstanding, consisting of the $175 million principal amount of our 1.75% convertible senior notes, $250 million principal amount of our 7.5% senior notes and $7.8 million principal amount under our industrial revenue bonds.  Our revolving credit facility and the indenture governing our senior notes each contain various covenants that restrict the way we may conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and pursue our growth strategy.  More information concerning the various debt instruments and our borrowing arrangements is available in Note 13 to the Consolidated Financial Statements included herein.

Our ability to pay interest and to repay or refinance our indebtedness, including our senior notes and convertible senior notes, and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control, as well as access to additional sources of liquidity. Accordingly, there is no assurance that our business will generate sufficient cash flow from operations or that future capital will be available to us in an amount sufficient to enable us to repay or service our debt obligations or to fund our other liquidity needs. If we are unable to meet our debt obligations or fund our other liquidity needs, we could attempt to restructure or refinance our indebtedness or seek additional debt or equity capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all.

Our consolidated cash balance at June 30, 2009 was approximately $230 million.  We believe the current availability under our revolving credit facility is approximately $30 to $35 million.  This availability has been reduced by the curtailments of operations at the Ravenswood and Hawesville facilities and the reduced value of our inventory and receivables due to the decrease in primary aluminum prices.  Our revolving credit facility will mature in September 2010.  The holders of our $175 million principal amount of 1.75% convertible senior notes have an option to require us to repurchase all or any portion of these securities at par in August 2011.  At any time prior to August 2011, the holders of our convertible senior notes may exercise their conversion right and require us to deliver cash based on market value up to the principal amount of the convertible notes.  These events would increase our liquidity needs.

At the aluminum price levels we realized in the first half of 2009, our U.S. operations were not cash flow positive and our Icelandic operations were slightly profitable on a cash basis.  Forecasts of primary aluminum prices for the second half of 2009 recently published by various industry analysts have generally been in the range of $1,550 to $1,650 per metric ton.  Assuming the midpoint of this range, and taking into account our current balance of cash and availability under our revolving credit facility, our current production levels and other operating and financial assumptions, we would expect to have sufficient liquidity to fund our operations until mid to late 2011.  We believe we also have options to further curtail operations.  We expect the result of such actions would, at these analyst forecast metal prices, reduce our cash losses and thus improve our liquidity, even after accounting for the cost of implementing such actions.  Actual results could differ materially from our estimates if aluminum prices are different, any of our key assumptions as to our production levels and operating costs prove incorrect, we cannot obtain the liquidity we expect, changes in Icelandic rules limit our access to cash flow from our Icelandic operations, or due to any of the factors described under “Risk Factors” in our 2008 Annual Report on Form 10-K.

Potential Additional Sources of Liquidity

While we do not have other committed sources of capital, we believe we have identified potential alternative sources of liquidity in the near term in addition to our cash balances.  Given the state of the financial and credit markets and our current and expected liquidity and capital resource needs, we are exploring a variety of financing alternatives.  These may include equity, equity-linked and short and/or long-term debt financings on a secured or unsecured basis by Century, its subsidiaries or a combination of Century and its subsidiaries.  We may also explore project financings and nontraditional structures that could include an offering of securities or loans by a subsidiary on a nonrecourse basis.  We might also explore exchange offers with our existing security holders and transactions involving our outstanding securities given their secondary market trading prices.  If we were to affect an equity or equity-linked securities offering, it might result in dilution to existing shareholders.  If we were to incur debt, we would become more leveraged and would have higher interest expense.  We cannot make any assurances, if we pursue any of these transactions, that we will be successful in completing a transaction on attractive terms or at all.

Credit Rating Downgrades

Two major credit rating agencies have changed the status of our ratings on a general basis and of our specific debt securities. On January 30, 2009, Standard & Poor’s removed their CreditWatch and downgraded our credit rating to “B” with a negative outlook from “BB-“.  Standard & Poor’s has stated that the downgrade reflects their expectation that operating results will deteriorate over the next several quarters due to continued low aluminum prices that are unlikely to show significant improvement until general economic activity picks up globally and high inventory levels are reduced.  According to Standard & Poor’s, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB”, but the obligor currently has the capacity to meet its financial commitment on the obligation.  In Standard & Poor’s opinion, adverse business, financial, or economic conditions will likely impair the obligor's capacity or willingness to meet its financial commitment on the obligation.  On December 17, 2008, Moody’s Investors Service downgraded our credit rating to “B2” from “Ba3” and kept our ratings under review for further possible downgrade.  In April 2009, Moody’s further downgraded our credit rating to “Caa3” from “B2.”  The downgrade reflects Moody’s concerns regarding the level of cash consumption, and the potential for liquidity challenges absent a significant recovery in the aluminum markets.   Moody’s has stated the Caa3 corporate family rating anticipates that operating cash flow generated from Grundartangi is unlikely to be sufficient to support ongoing operations across Century on a sustained basis.  According to Moody’s, obligations rated “Caa3” are judged to be of poor standing and are subject to very high credit risk, and have “extremely poor credit quality.”  These recent actions by Standard & Poor’s and Moody’s, and any further actions the credit rating agencies may take, could negatively impact our ability to access liquidity in the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.

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

Capital expenditures for the six months ended June 30, 2009 were $24.1 million, $12.1 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2009, excluding the modest activity which will continue on the Helguvik greenfield project, will be approximately $15 to $20 million compared to $54 million in 2008.

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

Historical

Our statements of cash flows for the six months ended June 30, 2009 and 2008 are summarized below:

	Six months ended June 30,
	2009	2008
	(dollars in millions)
Net cash provided by operating activities	$46.7	$364.8
Net cash used in investing activities	(25.1)	(77.1)
Net cash provided by financing activities	79.0	3.0
Net change in cash	$100.6	$290.7

Net cash from operating activities in the first six months of 2009 was $318.1 million lower than 2008 primarily due to the sale of short-term trading securities in 2008 to fund the termination transaction and lower operating income in 2009 due to lower LME prices for primary aluminum, partially offset by receipt of $91 million in income tax refunds and reductions in working capital in 2009.

Our net cash used in investing activities for the six months ended June 30, 2009 was $25.1 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $12.0 million, $12.1 million for the Helguvik facility project and $1.0 million for advances to joint ventures.

Our net cash used in investing activities for the six months ended June 30, 2008 was $77.1 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $15.0 million, and $32.6 million for the Helguvik project and finalizing the Grundartangi expansion project.  In addition, we made payments to date of $27.6 million for an investment in a joint venture in China.  The remaining net cash used in investing activities consisted of restricted cash deposits placed in connection with our foreign currency forward contracts.

Net cash provided by financing activities during the six months ended June 30, 2009 was $79.0 million.  We received proceeds from the issuance of common stock of $104.0 million related to the February 2009 public offering of common stock, net of offering expenses.  We repaid $25.0 million for amounts outstanding under our revolving credit facility.

Net cash provided by financing activities during the six months ended June 30, 2008 was $3.0 million.  We received proceeds from the issuance of common stock of $2.3 million related to the exercise of stock options and excess tax benefits from share-based compensation of $0.7 million.

Other Commitments and Contingencies

Hawesville power agreement

On July 16, 2009, we announced the completion of a new, long-term power contract for our Hawesville, Kentucky smelter.  This contract requires us to provide credit support equivalent to two months of our obligations to Big Rivers under the power agreement.  Upon closing of the transaction, Century funded $7.5 million into a cash collateral account in partial satisfaction of this requirement.  Additional collateral will be required in November and December 2010 to satisfy the full credit support amount.

Gramercy and St. Ann transfer of assets

In August 2009, we reached agreement with Noranda Aluminum Acquisition Corporation (together with its consolidated subsidiaries, “Noranda”) to transfer our 50% interest in the Gramercy Alumina refinery in Gramercy, Louisiana and St. Ann Bauxite Limited in St. Ann, Jamaica.  We will make a $10 million cash payment in two installments to Noranda as part of the transaction, which is expected to close in August.  The $10 million payment to Noranda will consist of a $5 million due at closing and $5 million to be paid on or prior to December 31, 2009.

SABL payments for contract amendments

On April 21, 2009, we agreed with Glencore to amend two alumina purchase agreements, dated April 14, 2008 and April 26, 2006, respectively (collectively, the “Amendments”).  As part of this transaction, we have agreed to pay SABL $6.0 million in compensation for the reduced bauxite sales.  As of June 30, 2009, we had made payments of $1.5 million.  The remaining $4.5 million will be paid in monthly installments through December 2009.

Stockholder class action lawsuits

In March 2009, four purported stockholder class actions were filed against us in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.  These cases allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  These actions seek certification as a class action, rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

APCo Rate filing

In March 2009, APCo filed a request for a rate increases to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.   In its filings, APCo has attributed approximately $16 million of the unrecovered fuel costs to Ravenswood and has proposed to recover this amount over a 5 year period.  We believe that Ravenswood paid all amounts required under the special rate contract and any additional recovery from Ravenswood is inappropriate.  The West Virginia Public Service Commission (the “PSC”) indicated that it would make a decision by the end of September and that any increase would be effective by December 2009.  At this time, it is not practicable to predict the outcome of this rate case or its impact on Ravenswood.

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

Apart from the Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 40,207 metric tons and 84,047 metric tons of primary aluminum at June 30, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,231 metric tons and 330 metric tons of primary aluminum at June 30, 2009 and December 31, 2008, respectively, of which 319 metric tons were with Glencore at December 31, 2008 (none were with Glencore at June 30, 2009).

All of the outstanding primary aluminum forward financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  We had no fixed price forward financial contracts to purchase aluminum at June 30, 2009 or December 31, 2008.

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price forward financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Forward Financial Purchase Contracts as of:
	(Thousands of MMBTU)
	June 30, 2009	December 31, 2008
2009	760	3,340

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.8 million on accumulated other comprehensive loss for the period ended June 30, 2009 as a result of the natural gas forward financial purchase contracts outstanding at June 30, 2009.

Exchange Rate Risk

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Grundartangi’s labor, maintenance and other local service costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect a significant portion of the capital expenditures for construction of the Helguvik greenfield project will be denominated in currencies other than the U.S. dollar.

We have historically managed our exposure by entering into foreign currency forward contracts that settle monthly.  We reviewed the forecasted transactions and projected cash flows for each currency in future periods.  The functional currency cash flow variability associated with forecasted transactions is considered a cash-flow hedge.  The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion is reported currently in earnings.  Realized gains and losses are reclassified into earnings when the hedged transaction affects earnings.

During 2008, Century entered into foreign currency forward contracts to hedge our exposure to fluctuations in the ISK for our forecasted operations at Grundartangi and capital expenditures for the Helguvik greenfield project.  In October 2008, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.  This settlement represented all of our remaining foreign currency forward contracts.  We paid our counterparties approximately $30 million, an amount based on the intrinsic values of the contracts based on the forward curve on the date of settlement.  See Note 7 in the Consolidated Financial Statements included herein for further information about these forward contracts.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our board of directors.

Our alumina contracts, except Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum.    As of June 30, 2009, these contracts hedge approximately 5% of our production.  As of June 30, 2009, approximately 25% of our production for the remainder of 2009 is hedged by our LME-based alumina contracts and Grundartangi’s electrical power and tolling contracts.  The Gramercy alumina contract was terminated in August 2009 and replaced by an fixed price alumina contract and an LME-based price alumina contract.  See Note 22 Subsequent Events in the Consolidated Financial Statements included herein.

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

Subprime and Related Risks

Asset-backed securities related to subprime consumer mortgages have experienced significant increases in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We believe that approximately 1.8% of our pension assets are invested in various subprime investments.  The approximate value of these assets at June 30, 2009 was $1.1 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense and future funding requirements as these losses are amortized over the service life of the participants.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

b. Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

In March 2009, four purported stockholder class actions against the Company were filed in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.  These cases allege that the Company improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  These actions seek certification as a class action, rescission of the Company's February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of our stockholders was held May 27, 2009.  The following are the results of stockholder voting on proposals that were presented and adopted:

1.  The election of the following directors for a term of three (3) years expiring at the Annual Meeting of Stockholders to be held in 2012:

	For	Withheld
Logan W. Kruger	66,199,903	548,383
Willy R. Strothotte	66,226,787	541,499
Jarl Berntzen	66,044,822	703,464

2.  Approve amending the Company’s Restated Certificate of Incorporation, as amended (the “Restated Charter”) to increase the number of authorized shares of the Company’s common stock, par value $0.01 per share to 195,000,000.

	For	Against	Abstain	Broker Non-votes
Increase authorized shares of the Company’s common stock	62,067,094	4,577,476	103,715	—

3.  Approve amending the Company’s Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”) to increase the number of shares authorized for issuance under the 1996 Plan to 10,000,000 and extend its term through May 27, 2019.

	For	Against	Abstain	Broker Non-votes
Increase authorized shares for 1996 Plan	43,011,612	7,254,986	50,544	16,431,144

4.  To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

	For	Against	Abstain	Broker Non-votes
Ratify Deloitte and Touche LLP	65,743,262	855,565	149,458	—

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation of Century Aluminum Company*				X
10.01	Amended and Restated 1996 Stock Incentive Plan**	8-K	000-27918	May 28, 2009
10.02	Amended and Restated Century Aluminum Company Supplemental Retirement Income Benefit Plan**				X
10.03	Support Agreement, dated as of May 4, 2009, by and between Glencore AG and Century Aluminum Company	8-K	000-27918	May 4, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

*
This document was originally attached as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on May 28, 2009.  Subsequent to its initial filing, a certificate of correction was made to correct a typographical error, which certificate is being filed herewith.

**	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 10, 2009	By:	/s/ LOGAN W. KRUGER
Logan W. Kruger
President and Chief Executive Officer

Date:	August 10, 2009	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.01	Amended and Restated Certificate of Incorporation of Century Aluminum Company*				X
10.01	Amended and Restated 1996 Stock Incentive Plan**	8-K	000-27918	May 28, 2009
10.02	Amended and Restated Century Aluminum Company Supplemental Retirement Income Benefit Plan**				X
10.03	Support Agreement, dated as of May 4, 2009, by and between Glencore AG and Century Aluminum Company	8-K	000-27918	May 4, 2009
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

*
This document was originally attached as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on May 28, 2009.  Subsequent to its initial filing, a certificate of correction was made to correct a typographical error, which certificate is being filed herewith.

**	Management contract or compensatory plan.