Form 10-Q
period 2009-09-30
CENTURY ALUMINUM CO
filed 2009-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission file number 1-34474

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

The registrant had 92,530,068 shares of common stock outstanding at November 3, 2009.

Page
PART I
FINANCIAL INFORMATION
Item 1. Financial Statements (As Restated)	1
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45
Item 3. Quantitative and Qualitative Disclosures about Market Risk	58
Item 4. Controls and Procedures	61
PART II
OTHER INFORMATION
Item 1A. Risk Factors	62
Item 6. Exhibit Index	77
SIGNATURES	78

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Cash	$196,337	$129,400
Restricted cash	8,369	865
Short-term investments	—	13,686
Accounts receivable — net	44,661	60,859
Due from affiliates	16,052	39,062
Inventories	130,623	138,111
Prepaid and other current assets	90,262	99,861
Deferred taxes — current portion	—	32,290
Total current assets	486,304	514,134
Property, plant and equipment — net	1,307,855	1,340,037
Intangible asset — net	—	32,527
Due from affiliates – less current portion	7,599	7,599
Other assets	76,912	141,061
TOTAL	$1,878,670	$2,035,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$82,412	$102,143
Due to affiliates	26,517	70,957
Accrued and other current liabilities	48,867	58,777
Accrued employee benefits costs — current portion	12,070	12,070
Convertible senior notes	145,292	152,700
Industrial revenue bonds	7,815	7,815
Total current liabilities	322,973	404,462
Senior unsecured notes payable	250,000	250,000
Revolving credit facility	—	25,000
Accrued pension benefits costs — less current portion	44,622	50,008
Accrued postretirement benefits costs — less current portion	163,317	219,539
Other liabilities	35,730	33,464
Deferred taxes	66,432	71,805
Total noncurrent liabilities	560,101	649,816
CONTINGENCIES AND COMMITMENTS (NOTE 17)
SHAREHOLDERS’ EQUITY:
Preferred stock (one cent par value, 5,000,000 shares authorized; 145,895 and 155,787 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively)	2	2
Common stock (one cent par value, 195,000,000 shares authorized and 76,149,918 shares issued and outstanding at September 30, 2009; 100,000,000 shares authorized and 49,052,692 shares issued and outstanding at December 31, 2008)	761	491
Additional paid-in capital	2,392,505	2,272,128
Accumulated other comprehensive loss	(61,711)	(137,208)
Accumulated deficit	(1,335,961)	(1,154,333)
Total shareholders’ equity	995,596	981,080
TOTAL	$1,878,670	$2,035,358

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
NET SALES:
Third-party customers	$169,927	$426,771	$480,438	$1,203,696
Related parties	58,772	125,468	162,001	364,882
	228,699	552,239	642,439	1,568,578
Cost of goods sold	231,051	430,256	722,379	1,194,376
Gross profit (loss)	(2,352)	121,983	(79,940)	374,202
Other operating income – net	(55,599)	—	(22,101)	—
Selling, general and administrative expenses	11,395	11,253	32,786	43,970
Operating income (loss)	41,852	110,730	(90,625)	330,232
Interest expense	(8,004)	(7,892)	(24,023)	(23,915)
Interest expense – related parties	—	(1,144)	—	(1,144)
Interest income	159	1,602	1,235	6,417
Interest income – affiliates	145	146	431	146
Net loss on forward contracts	(914)	(79,103)	(7,784)	(731,195)
Other income (expense) – net	(243)	(1,370)	101	(1,597)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	32,995	22,969	(120,665)	(421,056)
Income tax benefit	6,577	10,313	8,100	206,949
Income (loss) before equity in earnings (losses) of joint ventures	39,572	33,282	(112,565)	(214,107)
Equity in earnings (losses) of joint ventures	570	2,507	(69,063)	12,466
Net income (loss)	$40,142	$35,789	$(181,628)	$(201,641)

EARNINGS (LOSS) PER COMMON SHARE:
Basic	$0.45	$0.58	$(2.56)	$(4.66)
Diluted	$0.45	$0.55	$(2.56)	$(4.66)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
Basic	74,214	47,720	71,023	43,317
Diluted	74,721	49,975	71,023	43,317

Net income (loss) allocated to common shareholders	$33,270	$27,461	$(181,628)	$(201,641)

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated, see Note 3)
Net loss	$(181,628)	$(201,641)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	1,680	605,105
Unrealized net gain on contractual receivable	(81,168)	—
Realized benefit on contractual receivable	8,634	—
Write-off of intangible asset	23,759	—
Accrued plant curtailment costs	12,956	—
Depreciation and amortization	56,886	62,912
Lower of cost or market inventory adjustment	(40,494)	—
Deferred income taxes	26,212	(200,330)
Pension and other post retirement benefits	10,721	11,677
Stock-based compensation	2,068	12,034
Equity investment impairment	73,234	—
Undistributed earnings of joint ventures	(4,171)	(12,466)
Non-cash gain on early extinguishment of debt	(768)	—
Changes in operating assets and liabilities:
Accounts receivable – net	16,198	(22,403)
Purchase of short-term trading securities	—	(97,532)
Sale of short-term trading securities	13,686	348,416
Due from affiliates	23,010	(9,771)
Inventories	29,656	(36,119)
Prepaid and other current assets	69,284	(389)
Accounts payable, trade	(11,260)	15,266
Due to affiliates	(18,152)	(1,145,002)
Accrued and other current liabilities	(7,058)	(28,523)
Other – net	5,426	45
Net cash provided by (used in) operating activities	28,711	(698,721)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(14,667)	(26,691)
Nordural expansion	(17,606)	(53,397)
Investments in and advances to joint ventures	(1,038)	(36,973)
Restricted and other cash deposits	(7,504)	(9,710)
Net cash used in investing activities	(40,815)	(126,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt – related party	—	(480,198)
Repayments under revolving credit facility	(25,000)	—
Excess tax benefits from shared-based compensation	—	657
Issuance of preferred stock	—	929,480
Issuance of common stock – net	104,041	443,646
Net cash provided by financing activities	79,041	893,585
NET CHANGE IN CASH	66,937	68,093
Cash, beginning of the period	129,400	60,962
Cash, end of the period	$196,337	$129,055

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and nine months ended September 30, 2009 and 2008
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  This unaudited interim financial information should be read in conjunction with the audited consolidated financial statements and notes thereto included in our current report on Form 8-K filed on October 20, 2009.  Operating results for the first nine months of 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Management’s Plans

We have incurred losses each year since 2005 and had an accumulated deficit of $1,335,961 as of September 30, 2009.  For the nine months ended September 30, 2009 and the year ended December 31, 2008, we sustained net losses available to common stockholders of $181,628 and $895,187 (as adjusted for the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, formerly FSP APB 14-1, see Note 7), respectively.  Our financial position and liquidity have been and may continue to be materially adversely affected by low aluminum prices as compared to our cost of production.

At recent aluminum prices of approximately $1,800 per metric ton, our U.S. operations are roughly break-even on a cash basis.  On a consolidated basis, including our Nordural facility at Grundartangi, Iceland (“Grundartangi”) operations, corporate overhead, interest and capital expenditures, we would expect to be cash flow break even at aluminum prices in the $1,800 to $1,900 per metric ton range during the fourth quarter of 2009.  We estimate that an increase or decrease of $100 per metric ton in the price of primary aluminum would result in a corresponding increase or decrease in our cash from operations of approximately $40,000 annually. Thus, if primary aluminum prices decrease, we may either need to identify new sources of liquidity, implement additional cost reductions or further curtail operations to fund ongoing operations and investments.

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We will continue to explore alternative or supplementary financing arrangements to the revolving credit facility.  Our principal uses of cash are operating costs, curtailment and idling costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

3.	Correction of an error in previously issued financial statements

As disclosed in our current report on Form 8-K filed on March 2, 2009, we determined that our previously issued financial statements for the nine months ended September 30, 2008 included in our periodic report on Form 10-Q for that period should no longer be relied upon as a result of an error in the interim consolidated statement of cash flows.  We determined that preferred stock issued in July 2008 was not presented on the consolidated statements of cash flows in accordance with ASC 230 “Statement of Cash Flows” (formerly, Statement of Financial Accounting Standards (“SFAS”) No. 95).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We initially reported cash flows associated with the termination of primary aluminum forward financial sales contracts by issuing $929,480 of Series A Convertible Preferred Stock on a net basis as an operating activity.  We have concluded the transaction should have been presented on a gross presentation basis as both an operating activity and a financing activity to reflect the cash receipts and disbursements associated the transaction.

The restatement had the following impact on our consolidated statement of cash flows for the nine month ended September 30, 2008:

	As Previously Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Due to affiliates	$(215,522)	$(1,145,002)
Net cash provided by (used in) operating activities	230,759	(698,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	—	929,480
Net cash provided by (used in) financing activities	$(35,895)	$893,585

4.	Long-term power contract for Hawesville

To secure a new, long-term power contract for our primary aluminum smelter in Hawesville, Kentucky (“Hawesville”), on July 16, 2009, our wholly owned subsidiary, Century Aluminum of Kentucky (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers Energy Corporation (“Big Rivers”), agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.

E.ON has agreed to mitigate a significant portion of this near-term risk, at a minimum, through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations.  As part of this arrangement, E.ON will pay up to approximately $80,000 to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to compensate CAKY for the fair value of the previous contract and to compensate CAKY for power in excess of CAKY’s current demand.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over the term of the agreement.  To the extent the aggregate payments made by E.ON exceed the approximately $80,000 commitment, Hawesville would repay this excess to E.ON over time, but only if the London Metal Exchange (“LME”) aluminum price were to exceed certain thresholds.

As the previous power contract was designated as a normal contract under ASC 815 (formerly SFAS No. 133, “Accounting for Derivatives), in the third quarter of 2009 when it became no longer probable that we would continue to take physical delivery of the power under the previous contract, we recorded an $80,723 contractual receivable from E.ON representing the net present value of the consideration provided to CAKY from E.ON to net settle the previous contract, wrote off a $23,759 intangible asset associated with the former power contract and recorded a $56,964 net gain on this transaction on our consolidated statements of operations in other operating income – net.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The new power contract has been designated as a normal purchase contract under ASC 815.  Unlike the previous power contract that was a fixed price contract where the purchase price of power was below market prices without an explicit net settlement provision, the Big Rivers Agreement is a cost-based contract that is not expected to have any significant value and is with a regulated power generator.  While the Big Rivers Agreement is a take-or-pay contract where we may net settle any unused power with Big Rivers, we would only receive credits up to our cost for such power sales and would not profit on any sales made above our cost for such power under the current election made under the Big Rivers Agreement.

5.	Convertible debt for equity exchange transactions

We have agreed to issue an aggregate of approximately 11.4 million shares of our common stock in exchange for approximately $127,933 aggregate principal amount of our 1.75% Convertible Senior Notes due 2024 (“1.75% Notes”).  After concluding these debt-for-equity exchanges, we will have approximately $47,067 aggregate principal amount of 1.75% Notes outstanding.  Holders of the 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.  In addition, investors party to these agreements have agreed to consent to certain amendments or modifications to the indenture governing the 1.75% Notes.  As a result, we have secured consents constituting the requisite consents necessary to amend the 1.75% Notes indenture.

In September 2009, two of the exchange transactions were settled.  We issued 1,229,824 shares of common stock in exchange for $14,858 principal value of our 1.75% Notes.  Additional exchange transactions for $113,075 principal value in exchange for 10,135,870 shares of our common stock are expected to price and settle in October and November 2009.  See Note 25 Subsequent Events for additional information.

6.	Gramercy and St. Ann Bauxite transfer

On September 1, 2009, we completed the sale of our 50% ownership positions in Gramercy Alumina LLC (“Gramercy”) and St. Ann Bauxite Limited (“St. Ann”) to Noranda Aluminum Holding Corporation (together with its consolidated subsidiaries, “Noranda”).  At closing, we divested our entire interest in these businesses and Noranda assumed 100% ownership of Gramercy and St. Ann.  In connection with this transaction, we made a $5,000 cash payment during the third quarter of 2009 and expect to make an additional $5,000 payment in the fourth quarter of 2009.

Hawesville currently receives all of its alumina supply from Gramercy.  As part of the transaction, the former alumina supply agreement with Gramercy was terminated and we entered into a new alumina supply agreement.  The new alumina supply agreement term is through December 2010.  Pricing under the new contract will be fixed for the first 125,000 metric tons (“MT”) and LME-based for the remaining 65,500 MT (subject to certain conditions for floor pricing).

Impact on our financial position, results of operations and cash flows

As a result of entering into an agreement to transfer our joint venture investments, we undertook an evaluation to determine the impact, if any, on the carrying amount of the equity investments in the joint venture assets as of June 30, 2009.  We concluded that the terms of the asset transfer agreement provided indications of an impairment of the equity investments in the joint ventures.  We performed an impairment analysis to determine the appropriate carrying amount of these assets as of June 30, 2009.  Based on the impairment analysis, we recorded a $73,234 impairment loss in the second quarter of 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The $73,234 loss consisted of the following amounts:

Impairment loss
Equity investments in Gramercy and St. Ann, equity in the earnings of Gramercy and St. Ann and intercompany profit elimination	$(74,783)
Pension and OPEB obligations for Gramercy and St. Ann	1,549
Total	$(73,234)

The impairment loss was recorded on the consolidated statements of operations in equity in earnings (losses) of joint ventures.  On the consolidated balance sheets, the impairment to reduce the equity investments was recorded in other assets where our equity investments were recorded.  The pension and OPEB obligations of the equity investments were recorded in accumulated other comprehensive loss.Amounts due to Gramercy under our previous alumina contract were recorded under due to affiliates through September 1, 2009; amounts due under the new alumina contract are now recorded in accounts payable.

This transaction does not affect our obligation, per our agreement reached in April 2009, to pay St. Ann $6,000 in compensation for the reduced bauxite sales associated with agreements to reduce the amount of bauxite St. Ann will supply Glencore International AG (together with its subsidiaries, “Glencore”) in 2009.  Payments are due to be made in monthly installments through December 2009.  Through September 30, 2009, we have made payments totaling $3,750.  The $6,000 in compensation to St. Ann was due to the curtailment of the West Virginia smelter (“Ravenswood”) and one potline at Hawesville which created an oversupply of alumina company wide.  Therefore, the $6,000 was recorded in other operating income – net in our consolidated statements of operations in the second quarter of 2009.  See Note 17 Contingencies and Commitments for additional information about these payments to St. Ann.

7.	ASC 470-20 (FSP APB 14-1) Adoption

ASC 470-20 (formerly FSP APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) (”ASC 470-20”) fundamentally changes the accounting for certain convertible debt instruments.  Issuers of convertible debt instruments affected by ASC 470-20 must separately account for the liability and equity components of the convertible debt instruments in a manner that reflects the entity’s hypothetical nonconvertible borrowing rate.  ASC 470-20 requires the retrospective application of these changes to our financial statements back to the date of issuance of our 1.75% Notes with a cumulative effect adjustment recognized as of the beginning of the first period presented.  January 1, 2009 was our effective date for applying ASC 470-20.

ASC 470-20 applies to our 1.75% Notes.  The holders of our 1.75% Notes may convert at any time at an initial conversion rate of 32.743 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of $30.5409 per share of common stock.  Upon conversion, we would deliver cash up to the principal amount of the 1.75% Notes to be converted and, at our election, cash, common stock or a combination thereof for any conversion obligation in excess of the principal amount of the 1.75% Notes to be converted.  We did not enter into any derivative transactions in connection with the issuance of the 1.75% Notes.  Currently, the if-converted value of the 1.75% Notes is significantly less than the principal balance of the 1.75% Notes.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We applied the guidance in ASC 470-20 to measure the fair value of the liability component of the 1.75% Notes using a discounted cash flow model.  We assessed the expected life of the liability component to be seven years through August 1, 2011 (based on the noteholder’s put option August 1, 2011) and applied a hypothetical nonconvertible borrowing rate (7.25%) which was based on yields of similarly rated nonconvertible instruments issued in August 2004.  We determined the carrying amount of the equity component by deducting the fair value of the liability component from the principal amount of the 1.75% Notes.  The tax effect of the temporary basis difference associated with the liability component of the 1.75% Notes is recorded as an adjustment to additional paid in capital as proscribed by ASC 470-20.

In 2004, we capitalized approximately $6,000 of transaction costs related to the issuance of the 1.75% Notes.  We amortize these capitalized financing fees to interest expense over the expected life of the 1.75% Notes.  ASC 470-20 requires the allocation of these capitalized financing fees to the liability and equity components and accounting for the allocated fees as either debt issuance costs or equity issuance costs.

The adoption of ASC 470-20 resulted in the following amounts recognized in our financial statements:

	September 30, 2009	December 31, 2008

Principal of the liability component of 1.75% Notes (1)	$160,142	$175,000
Unamortized debt discount	(14,850)	(22,300)
Net carrying amount of liability component of 1.75% Notes	$145,292	$152,700

Net carrying amount of equity component of 1.75% Notes (net of $18,261 taxes and $1,799 issuance costs)	$32,114	$32,114

(1)	In the third quarter of 2009, we exchanged $14,858 principal value of our 1.75% Notes for common stock. See Note 5 Convertible debt for equity exchange transactions for additional information.

Interest expense related to the 1.75% convertible senior notes due 2024:
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Contractual interest coupon	$764	$766	$2,295	$2,297
Amortization of the debt discount on the liability component	2,062	1,920	6,067	5,649
Total	$2,826	$2,686	$8,362	$7,946

Effective interest rate for the liability component for the period	6.46%	6.14%	6.37%	6.05%

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The estimated amortization expense for the debt discount for the 1.75% Notes through the remaining expected life (August 2011) is as follows:

	Three months ending December 31, 2009	2010	2011
Estimated debt discount amortization expense (1)	$903	$2,243	$1,584

(1)
The estimated debt discount amortization expense has been adjusted for a subsequent event. We have agreements in place to exchange an additional $113,075 principal value of our 1.75% Notes for common stock in the fourth quarter of 2009.  Upon closing, approximately $10,120 of the debt discount will be derecognized as part of these transactions; the remaining debt discount will be amortized over the expected life of the 1.75% Notes.  See Note 25 Subsequent Events for additional information about these exchange transactions.

The adoption of ASC 470-20 requires the retrospective application to all periods presented as of the beginning of the first period presented.  As of January 1, 2009, ASC 470-20 was adopted and comparative financial statements of prior years have been adjusted to apply ASC 470-20 retrospectively.  The line items for the 2008 financial statements affected by the change in accounting principle are indicated below.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Three months ended September 30, 2008
	As Reported	Effect of change	As Adjusted

Net Sales	$552,239	$—	$552,239
Cost of goods sold	430,256	—	430,256
Gross profit	121,983	—	121,983
Selling, general and administrative expenses	11,253	—	11,253
Operating income	110,730	—	110,730
Interest expense – third party	(6,036)	(1,856)	(7,892)
Interest expense – related party	(1,144)	—	(1,144)
Interest income – related parties	146	—	146
Interest income – third party	1,602	—	1,602
Net loss on forward contracts	(79,103)	—	(79,103)
Other expense- net	(1,370)	—	(1,370)
Income before income taxes and equity in earnings of joint ventures	24,825	(1,856)	22,969
Income tax benefit	9,641	672	10,313
Income before equity in earnings of joint ventures	34,466	(1,184)	33,282
Equity in earnings of joint ventures	2,507	—	2,507
Net income	$36,973	$(1,184)	$35,789

EARNINGS PER COMMON SHARE:
Basic	$0.59	$(0.01)	$0.58
Diluted	$0.57	$(0.02)	$0.55
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
Basic	47,720		47,720
Diluted	49,975		49,975

Net income (loss) allocated to common shareholders	$28,369	$(908)	$27,461

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
	Nine months ended September 30, 2008
	As Reported	Effect of change	As Adjusted

Net Sales	$1,568,578	$—	$1,568,578
Cost of goods sold	1,194,376	—	1,194,376
Gross profit	374,202	—	374,202
Selling, general and administrative expenses	43,970	—	43,970
Operating income	330,232	—	330,232
Interest expense – third party	(18,460)	(5,455)	(23,915)
Interest expense – related party	(1,144)	—	(1,144)
Interest income – related parties	146	—	146
Interest income – third party	6,417	—	6,417
Net loss on forward contracts	(731,195)	—	(731,195)
Other expense - net	(1,597)	—	(1,597)
Loss before income taxes and equity in earnings of joint ventures	(415,601)	(5,455)	(421,056)
Income tax benefit	204,971	1,978	206,949
Loss before equity in earnings of joint ventures	(210,630)	(3,477)	(214,107)
Equity in earnings of joint ventures	12,466	—	12,466
Net loss	$(198,164)	$(3,477)	$(201,641)

LOSS PER COMMON SHARE:
Basic and Diluted	$(4.57)	$(0.09)	$(4.66)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (in thousands):
Basic and Diluted	43,317		43,317

Net loss allocated to common shareholders	$(198,164)	$(3,477)	$(201,641)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine months ended September 30, 2008
	As Restated (See Note 3)	Effect of change	As Adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,164)	$(3,477)	$(201,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized net loss on forward contracts	605,105	—	605,105
Depreciation and amortization	62,912	—	62,912
Deferred income taxes	(198,352)	(1,978)	(200,330)
Pension and other post retirement benefits	11,677	—	11,677
Stock-based compensation	12,034	—	12,034
Undistributed earnings of joint ventures	(12,466)	—	(12,466)
Changes in operating assets and liabilities:		—
Accounts receivable – net	(22,403)	—	(22,403)
Purchase of short-term trading securities	(97,532)	—	(97,532)
Sale of short-term trading securities	348,416	—	348,416
Due from affiliates	(9,771)	—	(9,771)
Inventories	(36,119)	—	(36,119)
Prepaid and other current assets	(389)	—	(389)
Accounts payable, trade	15,266	—	15,266
Due to affiliates	(1,145,002)	—	(1,145,002)
Accrued and other current liabilities	(28,523)	—	(28,523)
Other – net	(5,410)	5,455	45
Net cash used in operating activities	(698,721)	—	(698,721)

Net cash used in investing activities	(126,771)	—	(126,771)

Net cash provided by financing activities	893,585	—	893,585
NET CHANGE IN CASH	68,093	—	68,093
Cash, beginning of the period	60,962	—	60,962
Cash, end of the period	$129,055	$—	$129,055

As the result of the accounting change, our accumulated deficit as of January 1, 2008, increased $13,684 from $245,462 to $259,146.

8.	Curtailment of Operations – Ravenswood and Hawesville

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

On February 4, 2009, we announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

On March 3, 2009, CAKY announced the curtailment of one potline at its Hawesville, Kentucky aluminum smelter.  Hawesville has production capacity of approximately 244,000 metric tons per year (“mtpy”) of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 4,370 metric tons per month and impacted approximately 120 employees.

We incurred curtailment charges of $1,810 and $35,308 during the three and nine months ended September 30, 2009, respectively, which are reported in other operating income - net in the consolidated statements of operations.  The majority of the curtailment charges related to Ravenswood.  The components of the curtailment costs for the three and nine months ended September 30, 2009 are as follows:

	Three months ended September 30, 2009	Nine months ended September 30, 2009
Severance/employee-related cost (1)	$(3,220)	$21,243
Alumina contract – spot sales net losses	36	753
Alumina contract amendment cost	—	6,000
Power/other contract termination costs	—	6,332
Ongoing site costs	4,994	13,332
Gross expense	1,810	47,660
Pension plan curtailment adjustment	—	2,478
OPEB plan curtailment adjustment	—	(14,830)
Net expense	$1,810	$35,308

(1)	The extension of unemployment benefits in West Virginia resulted in lower severance and employee-related benefit costs.

Cash expenditure forecasts and cash payments to date

	Total gross cash expenditure forecast	Approximate cash payments through September 30, 2009
Curtailment of operations at Ravenswood and Kentucky (24 months)	$30,000	$16,822
Ongoing idling costs at Ravenswood (24 months)	$25,000	$8,592
Contract termination costs (1)	$15,000	$12,315

(1)
This estimate is based on realized losses to date and $6,000 in payments to St. Ann Bauxite Ltd. in compensation for the reduced bauxite sales related to alumina and bauxite contract amendments (of which $3,750 has been paid as of September 30, 2009).

9.	Equity Offering

February 2009 Offering

In February 2009, we completed a public offering of 24,500,000 shares of common stock at a price of $4.50 per share, raising $110,250 before offering costs.  The offering costs were approximately $6,209, representing underwriting discounts and commissions and offering expenses.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Glencore purchased 13,242,250 shares of common stock in the February 2009 offering.  As of September 30, 2009, we believe that Glencore beneficially owned, through its common stock, approximately 38.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 48.1% economic ownership of Century.

We intend to use the net proceeds from the sale of our common stock for general corporate purposes, including repayment of debt.

10.	Fair Value Measurements and Derivative Instruments

ASC 820, “Fair Value Measurements and Disclosures,” (formerly, SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Under ASC 820, fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis.  As required by general accounting principles for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

Recurring Fair Value Measurements	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Primary aluminum put option contracts	$—	$8,475	$—	$8,475
Power contract - Ravenswood	—	—	84	84
TOTAL	$—	$8,475	$84	$8,559

LIABILITIES:
Derivative liabilities	$(707)	$—	$(1,222)	$(1,929)

Recurring Fair Value Measurements	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$13,686	$—	$13,686
Power contract - Ravenswood	—	—	2,202	2,202
TOTAL	$—	$13,686	$2,202	$15,888

LIABILITIES:
Derivative liabilities	$(10,130)	$—	$(1,759)	$(11,889)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Change in Level 3 Fair Value Measurements during the three months ended September 30,
	Derivative liabilities/assets
	2009	2008
Beginning balance July 1,	$(2,093)	$(1,614,221)
Total gain (loss) (realized/unrealized) included in earnings	720	(241,026)
Settlements	235	1,852,929
Ending balance, September 30	$(1,138)	$(2,318)

Amount of total (gain) loss included in earnings attributable to the change in unrealized gain losses relating to assets and liabilities held at September 30,	$(2,615)	$240,781

Change in Level 3 Fair Value Measurements during the nine months ended September 30,
	Derivative liabilities/assets
	2009	2008
Beginning balance January 1,	$443	$(1,070,290)
Total loss (realized/unrealized) included in earnings	(4,385)	(892,984)
Settlements	2,804	1,960,956
Ending balance, September 30,	$(1,138)	$(2,318)

Amount of total (gain) loss included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities held at September 30,	$(4,385)	$777,298

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

Short-term Investments.  Our short-term investments held at December 31, 2008 consist of tax-exempt municipal bonds.  The market value of these investments is based upon their quoted market price in markets that are not actively traded.  At September 30, 2009, we did not hold any short-term investments.

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical delivery and financial sales contracts, the Ravenswood power contract and primary aluminum put option contracts.  We measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  In some cases, we use discounted cash flows from these contracts using a risk-adjusted discount rate.  Primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the LME spot and forward market for primary aluminum and the U.S. Midwest Premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  Prior to the termination of the primary aluminum forward financial sales contracts in July 2008, the term of one of these contracts extended beyond the quoted LME futures market.  We estimated the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the quoted LME market prices.  These future market assumptions were significant to the fair value measurements.  The Ravenswood power contract derivative is valued based in part on the LME forward market.  In September 2009, we entered into primary aluminum put option contracts that settle monthly from October 2009 through December 2010 based on LME prices.  We determine the fair value of the put options using quoted market values from a third-party.

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

Upon the transfer of our joint venture investment in Gramercy in the third quarter of 2009, we discontinued cash flow hedge treatment for our natural gas forward financial purchase contracts in September 2009 because the originally forecasted natural gas transactions will not occur by the end of originally specified time periods.  We account for these contracts as derivative instruments and marked the contracts to market.  In accordance with ASC 815, the changes in the fair value of these contracts are recorded in the consolidated statements of operations in loss on forward contracts.

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	September 30, 2009	December 31, 2008
ASSETS:
Primary aluminum put option contracts	Prepaid and other assets	$8,475	$—
Power contract - Ravenswood	Prepaid and other assets	84	2,202
TOTAL ASSETS		$8,559	$2,202

LIABILITIES:
Natural gas forward financial contracts	Accrued and other current liabilities	$(707)	$(10,130)
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(743)	(1,256)
Aluminum sales premium contracts – less current portion	Other liabilities	(479)	(503)
TOTAL LIABILITIES		$(1,929)	$(11,889)

Derivatives in Cash Flow Hedging Relationships:
	Three months ended September 30, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount

Natural gas forward financial contracts (1)	$—	Cost of goods sold	$(1,047)	Net loss on forward contracts	$—

Foreign currency forward contracts (2)	$(898)	Cost of goods sold	$(1,488)	Net loss on forward contracts	$—

	Nine months ended September 30, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount

Natural gas forward financial contracts (1)	$—	Cost of goods sold	$(14,449)	Net loss on forward contracts	$—

Foreign currency forward contracts (2)	$(898)	Cost of goods sold	$(6,194)	Net loss on forward contracts	$1,701

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

(1)	With the transfer of our joint venture investment in Gramercy in the third quarter of 2009, we discontinued accounting for these contracts as cash flow hedges.
(2)	We had no foreign currency forward contracts or options outstanding at September 30, 2009 or December 31, 2008. We settled our foreign currency forward contract contracts in October 2008.

Natural gas forward financial contracts

To mitigate the volatility of the natural gas markets, we enter into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were previously designated as cash flow hedges.  Upon the transfer of our joint venture investment in Gramercy the originally forecasted transactions will not occur by the end of originally specified time periods, as such, we discontinued cash flow hedge treatment in September 2009 and account for these contracts as derivative instruments.  These contracts have maturities through November 2009.

We had the following outstanding forward financial purchase contracts:

	(Million British Thermal Units (“MMBTU”))
	September 30, 2009	December 31, 2008
Natural gas forward financial contracts	250,000	3,340,000

Foreign currency forward contracts

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  The labor costs, maintenance costs and other local services at Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”), although we are currently evaluating the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We had foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges, qualified for hedge accounting under ASC 815 and had maturities through September 2009.  As of September 30, 2009, we had no foreign currency forward contracts outstanding.

The realized gain or loss on our foreign currency forward contracts cash flow hedges for Grundartangi operating costs was recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Helguvik project capital expenditures were accumulated in other comprehensive income and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In October 2008, following the appreciable devaluation of the ISK versus the U.S. dollar, we reached an agreement with our counterparties and settled the remaining forward contracts that extended through September 2009.

We recognized losses of approximately $1,701 in the nine months ended September 30, 2009, respectively, (none in the three months ended September 30, 2009 or in the three and nine months ended September 30, 2008) on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

The natural gas forward financial purchase contracts are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  Due to the fact that we are currently in a liability position for all of our forward contracts, our counterparty risk is very minimal at this time.  If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

As of September 30, 2009, an accumulated other comprehensive loss of $4,294 is expected to be reclassified to earnings over the next 12-month period.

Power contracts

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the remaining term of the contract, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $84 and $2,202 for the embedded derivative at September 30, 2009 and December 31, 2008, respectively.

Primary aluminum put options

In September 2009, we entered into primary aluminum put option contracts that settle monthly from October 2009 through December 2010 based on LME prices.  Our counterparties include Glencore, a related party, and a non-related third party.  We paid a cash premium to enter into these contracts and recorded a short-term asset in prepaid and other current assets on the consolidated balance sheets.  We determined the fair value of the put options using quoted market values from a third-party and account for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.

Aluminum sales premium contracts

The Glencore Metal Agreement I is a physical delivery contract for 50,000 mtpy of primary aluminum through December 31, 2009 with variable, LME-based pricing.  We account for the Glencore Metal Agreement I as a derivative instrument under ASC 815 (formerly SFAS No.133).  We have not designated the Glencore Metal Agreement I as “normal” because it replaced and was a substitute for a significant portion of a sales contract which did not qualify for this designation.  Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.  Gains and losses on the derivative are based on, (1) the difference between a contracted U.S. Midwest premium and the actual U.S. Midwest premium at settlement, and (2) the difference between a contracted U.S. Midwest premium and a forecast of the U.S. Midwest premium for future periods.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the consolidated statements of operations.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The Glencore Metal Agreement II is a physical delivery contract for 20,400 mtpy of primary aluminum through December 31, 2013 with variable, LME-based pricing.  Under the Glencore Metal Agreement II, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement II as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended September 30, 2009	Nine months ended September 30, 2009
	Location	Amount	Amount

Power contracts	Net loss on forward contracts	$(11)	$(4,788)
Primary aluminum put options	Net loss on forward contracts	555	555
Natural gas forward contracts (1)	Net loss on forward contracts	(1,381)	(1,381)

Aluminum sales premium contracts	Related party sales	1,103	2,779
Aluminum sales premium contracts	Net loss on forward contracts	(77)	(469)

(1)
We discontinued cash flow hedge treatment for our natural gas forward contracts after the transfer of our joint venture investments in Gramercy in the third quarter of 2009.  Amount represents contract settlements after the transfer.

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	September 30, 2009	December 31, 2008
Power contracts (in megawatt hours (“MWH”)) (1)	6,552	1,066,000
Primary aluminum sales contract premiums (metric tons) (2)	97,059	152,000
Primary aluminum put contracts (metric tons)	75,000	—
Natural gas forward financial contracts (MMBTU)(3)	250,000	—

(1)
We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract. In September 2009, the West Virginia PSC extended the term of this contract for an additional year.

(2)	Represents the remaining physical deliveries under our Glencore Metal Agreements I and II.
(3)	We discontinued cash flow hedge treatment for our natural gas forward contracts after the transfer of our joint venture investments in Gramercy in the third quarter of 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

11.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended September 30,
	2009			2008
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income	$40,142	74,214		$35,789	47,720
Amount allocated to common shareholders	82.88%			76.73%
Basic EPS:
Income allocable to common shareholders	$33,270	74,214	$0.45	$27,461	47,720	$0.58
Effect of Dilutive Securities: Plus:
Options	—	5		—	59
Service-based stock awards	—	502		—	76
Assumed conversion of convertible debt	—	—		—	2,120
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$33,270	74,721	$0.45	$27,461	49,975	$0.55

	For the nine months ended September 30,
	2009			2008
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(181,628)	71,023	$(2.56)	$(201,641)	43,317	$(4.66)
Amount allocated to common shareholders (1)	100%			100%
Basic and Diluted EPS:
Loss allocable to common shareholders	$(181,628)	71,023	$(2.56)	$(201,641)	43,317	$(4.66)

(1)
We have not allocated the net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Impact of issuance of Series A Convertible Preferred Stock on EPS

In July 2008, we issued 160,000 shares of Series A Convertible Preferred Stock (convertible into 16,000,000 common shares) as a portion of the consideration for the termination of primary aluminum forward financial sales contracts with Glencore.  The preferred stock has similar characteristics of a “participating security” as described by ASC 260-10-45-59A “Participating Securities and the Two-Class Method” (Formerly, SFAS No. 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128”).  In accordance with the guidance in the ASC 260-10-45-59A, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method.

The general accounting principles for reporting EPS do not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

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

Impact of the Tax Benefit Preservation Plan on EPS

In September 2009, we entered into a Tax Benefit Preservation Plan whereby each common shareholder and preferred shareholder of record on October 9, 2009 received preferred share purchase rights (“Rights”).  These Rights would only be exercisable upon the occurrence of certain triggering events.  Each Right will allow its holder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, once the Rights become exercisable.  This portion of a Series B Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.  Upon the occurrence of a triggering event, our Board of Directors may extinguish the Rights by exchanging common stock for the Rights.

In accordance with general accounting principles for the calculation of EPS, the Rights are considered contingently issuable shares but will not be included in the calculation of EPS until the necessary conditions for exercise or exchange have been satisfied.  Upon an issuance, the Series B Junior Participating Preferred stock would be participating securities and we would calculate EPS in accordance with the Two-Class Method described above.  See Note 12 Shareholders’ Equity for additional information about the Tax Benefit Preservation Plan.

Calculation of EPS

Options to purchase 692,075 and 430,434 shares of common stock were outstanding as of September 30, 2009 and 2008, respectively.  For the three months ended September 30, 2009, approximately 383,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  For the nine months ended September 30, 2009, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  The average price for our common stock in the three and nine months ended September 30, 2009 was below the conversion price of our 1.75% Notes.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 502,000 and 79,000 unvested shares of service-based stock outstanding at September 30, 2009 and 2008, respectively.  Our goal-based performance share units are not considered common stock equivalents until it becomes probable that performance goals will be obtained.

For the calculation of basic and diluted EPS for the three and nine months ended September 30, 2009, using the Two-Class Method, we allocated $6,872 and $0, respectively, of our undistributed income (loss) to the convertible preferred stock.  For the calculation of basic and diluted EPS for the three and nine months ended September 30, 2008, using the Two-Class Method, we allocated $8,328 and $0, respectively, of our undistributed income (loss) to the convertible preferred stock.  See the reconciliation below:

	Three months ended September 30, 2009			Three months ended September 30, 2008
	Common stock	Preferred stock (1)	Total	Common stock	Preferred stock (1)	Total
Weighted average shares outstanding	74,214	15,329	89,543	47,720	14,472	62,192
Undistributed earnings	$33,270	$6,872	$40,142	$27,461	$8,328	$35,789

(1)	Represents the participation rights of our preferred shareholder as if it held the number of common shares into which its shares of preferred stock are convertible as of the record date.

12.	Shareholders’ Equity

Common Stock

In May 2009, our shareholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the total number of authorized shares of our common stock, par value $0.01 per share, to 195,000,000.

Series A Convertible Preferred Stock Conversions

In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  All shares of Series A Convertible Preferred Stock are held by Glencore and were issued in connection with the termination of primary aluminum forward financial sales contracts with Glencore on July 7, 2008.  The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of shares of Series A Convertible Preferred Stock into shares of common stock.

Series A Convertible Preferred Stock:	2009

Shares outstanding at December 31, 2008	155,787
Automatic conversions during the nine months ended September 30, 2009	(9,892)
Total shares outstanding at September 30, 2009	145,895

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Tax Benefit Preservation Plan

In September 2009, we adopted the Tax Benefit Preservation Plan (the “Plan”) in an effort to protect against a possible limitation on our ability to use net operating losses, tax credits and other tax assets (the “Tax Attributes”), to reduce potential future U.S. federal income tax obligations.  In the past, we have experienced substantial operating losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may carry forward these losses in certain circumstances to offset future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions.  To the extent that the Tax Attributes do not otherwise become limited, we believe that we might be able to use a significant amount of the Tax Attributes, and therefore these Tax Attributes could be a substantial asset to us.

As of December 31, 2008, we had Tax Attributes, including net operating losses, capital losses and tax credit carryforwards, of approximately $1,600,000, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  If, however, we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use the Tax Attributes will be substantially limited, and the timing of the usage of the Tax Attributes could be substantially delayed, which could significantly impair the value of the Tax Attributes. In general, an ownership change would occur if our “Five−percent shareholders,” as defined under Section 382 of the Code, collectively increase their ownership in Century by more than 50 percentage points over a rolling three−year period.  Five−percent shareholders do not include certain institutional holders, such as mutual fund companies, that hold our stock on behalf of several individual mutual funds where no single fund owns five percent or more of Century stock.

Under the Plan, from and after the record date of October 9, 2009, each share of our common stock will carry with it one preferred share purchase right (a “Right”) and each share of Series A Preferred Stock will carry with it one hundred Rights, until the distribution date or earlier expiration of the Rights.  Each Right will allow its holder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Share”) for $80.00, subject to adjustment (the “Exercise Price”), once the Rights become exercisable. This portion of a Series B Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

Exercisability. The Rights will not be exercisable until 10 days after the public announcement that a person or group has become an “Acquiring Person” by obtaining beneficial ownership, after September 29, 2009, of 4.9% or more of our outstanding common stock (or if already the beneficial owner of at least 4.9% of our outstanding common stock, by acquiring additional shares of our common stock representing one percent (1.0%) or more of the shares of common stock then outstanding), unless exempted by the Board.

We refer to the date when the Rights become exercisable as the “Distribution Date.” Until that date or earlier expiration of the Rights, the common stock certificates will also evidence the Rights, and any transfer of shares of common stock will constitute a transfer of Rights.  After that date, the Rights will separate from the common stock and be evidenced by book-entry credits or by Rights certificates that we will mail to all eligible holders of common stock. Any Rights held by an Acquiring Person are void and may not be exercised.

Consequences of a Person or Group Becoming an Acquiring Person.  If a person or group becomes an Acquiring Person, all holders of Rights except the Acquiring Person may, for payment of the Exercise Price, purchase shares of our common stock with a market value of twice the Exercise Price, based on the market price of the common stock as of the acquisition that resulted in such person or group becoming an Acquiring Person.

Exchange. After a person or group becomes an Acquiring Person, our Board may extinguish the Rights by exchanging one share of common stock or an equivalent security for each Right, other than Rights held by the Acquiring Person.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In general terms, the Rights will work to impose a significant penalty upon any person or group which acquires 4.9% or more of our outstanding common stock after September 29, 2009, without the approval of our Board. Stockholders who own 4.9% or more of the outstanding common stock as of the close of business on September 29, 2009, will not trigger the Rights so long as they do not (i) acquire additional shares of common stock representing one percent (1.0%) or more of the shares of common stock then outstanding or (ii) fall under 4.9% ownership of common stock and then reacquire shares that in the aggregate equal 4.9% or more of the common stock. The Board may, in its sole discretion, exempt any person or group for purposes of the Plan if it determines the acquisition by such person or group will not jeopardize tax benefits or is otherwise in our best interests.  The Plan is not expected to interfere with any merger or other business combination approved by our Board.

Series B Preferred Share Provisions. Each one one-hundredth of a Series B Preferred Share, if issued:

•	will not be redeemable.
•	will entitle holders to dividends equal to the dividends, if any, paid on one share of common stock.
•	will entitle holders upon liquidation either to receive $1 per share or an amount equal to the payment made on one share of common stock, whichever is greater.
•	will have the same voting power as one share of common stock.
•	will entitle holders to a per share payment equal to the payment made on one share of common stock, if shares of our common stock are exchanged via merger, consolidation, or a similar transaction.

The value of one one-hundredth interest in a Series B Preferred Share is expected to approximate the value of one share of common stock.

Expiration. The Rights will expire on the earliest of (i) August 1, 2011, (ii) the time at which the Rights are redeemed, (iii) the time at which the Rights are exchanged, (iv) the repeal of Section 382 or any successor statute, or any other change, if the Board determines that this Plan is no longer necessary for the preservation of tax benefits, (v) September 29, 2010 if approval of the Plan by a majority of our stockholders has not been obtained prior to such date, or (vi) a determination by the Board, prior to the time any person or group becomes an Acquiring Person, that the Plan and the Rights are no longer in the best interests of Century and its stockholders.

Redemption. Our Board may redeem the Rights for $0.001 per Right at any time before any person or group becomes an Acquiring Person. If our Board redeems any Rights, it must redeem all of the Rights.  Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price of $0.001 per Right. The redemption price will be adjusted if we have a stock split or stock dividends of our common stock.

Anti-Dilution Provisions. Our Board may adjust the Exercise Price, the number of Series B Preferred Shares issuable and the number of outstanding Rights to prevent dilution that may occur from a stock dividend, a stock split, or a reclassification of the Series B Preferred Shares or common stock.

Amendments. The terms of the Plan may be amended by our Board without the consent of the holders of the Rights. After a person or group becomes an Acquiring Person and does not become an exempt person prior to the Distribution Date, our Board may not amend the agreement in a way that adversely affects holders of the Rights (other than an Acquiring Person or an Affiliate or Associate of an Acquiring Person).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

13.	Income Taxes

As of September 30, 2009 and December 31, 2008, we had total unrecognized tax benefits (excluding interest) of $16,800 and $21,600, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of September 30, 2009 and December 31, 2008, respectively, are $8,200 and $15,200.

We recognize interest and penalties accrued related to unrecognized tax benefits in tax expense.  As of September 30, 2009, and December 31, 2008, we had approximately $2,800 and $3,400, respectively, of accrued interest related to unrecognized income tax benefits.

We do not expect any significant change in the balance of unrecognized tax benefits within the next twelve months.

Our federal income tax returns from 2005 through 2008 are currently under examination.  Material state and local income tax matters have been concluded for years through 2002.  West Virginia completed an income tax examination for 2003 through 2005 with no changes. The majority of our other state returns beginning in 2003 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

During the nine months ended September 30, 2009, we received a federal income tax refund of $79,724 related to a carryback of a portion of the December 31, 2008 taxable loss to tax years ended December 31, 2006 and December 31, 2007.  Additionally, we received a $10,094 federal income tax refund related to overpayments of December 31, 2008 estimated tax payments.  See Note 25 Subsequent Events for information about the impact of recently enacted tax legislation.

14.	Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Raw materials	$28,616	$19,664
Work-in-process	13,265	16,133
Finished goods	10,749	8,203
Operating and other supplies	77,993	94,111
Inventories	$130,623	$138,111

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,326 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been reclassified to other assets.

At September 30, 2009 and December 31, 2008 the market value of our inventory was less than its FIFO value by $8,123 and $55,867, respectively.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

15.	Goodwill and Intangible Asset

In December 2008, we tested our goodwill for impairment and recorded a $94,844 impairment loss.  As of January 1, 2009, we have no goodwill.

The intangible asset consists of a power contract acquired in connection with our acquisition of Hawesville.  In July 2009, we terminated the existing power contracts at Hawesville and entered into a new power agreement.  See Note 4 Long-term Power Contract for Hawesville for additional information about this transaction.  As a result of terminating Hawesville’s previous power contract, we wrote off the remaining carrying amount of the intangible asset of $23,759 in July 2009 and recorded a loss on the consolidated statements of operations in other operating income - net.  As of September 30, 2009, we have no intangible assets.

For the three months ended September 30, 2009 and 2008, amortization expense for the intangible asset totaled $695 and $3,769, respectively.  For the nine months ended September 30, 2009 and 2008, amortization expense for the intangible asset totaled $8,769 and $11,307, respectively.

16.	Debt

	September 30, 2009	December 31, 2008
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, interest payable semiannually, net of debt discount of $14,850 and $22,300, respectively (1)(2)(3)(4)(7)(9)	$145,292	$152,700
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
7.5% senior unsecured notes payable due 2014, interest payable semiannually (3)(5)(8)	250,000	250,000
Revolving credit facility (6)	—	25,000
Total debt	$403,107	$435,515

(1)
The 1.75% Notes are classified as current because they are convertible at any time by the holder.  The Hancock County industrial revenue bonds (the “IRBs”) are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2009 was 0.70%.

(2)
The 1.75% Notes are convertible at any time by the holder at an initial conversion rate of 32.743 shares of Century common stock per one thousand dollars of principal amount of convertible senior notes, subject to adjustments for certain events.  The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of Century common stock. Upon conversion of a 1.75% Note, the holder of such convertible note shall receive cash up to the principal amount of the 1.75% Note and, at our election, either cash or Century common stock, or a combination thereof, for the 1.75% Notes conversion value in excess of such principal amount, if any.  We may redeem some or all of the notes from August 6, 2009 at a price equal to 100% of the principal amount of the notes being redeemed, plus accrued and unpaid interest, if any.  Holders of the 1.75% Notes may require us to purchase for cash all or part of the notes on each of August 1, 2011, August 1, 2014 and August 1, 2019 at a price equal to 100% of the principal amount of the notes being purchased, plus accrued and unpaid interest, if any.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

(4)
Amounts reflect the adoption and retrospective application of the generally accepted guidance for convertible debt instruments in ASC 470-20 (formerly, FSP APB 14-1) as of January 1, 2009.  This pronouncement changes the accounting treatment for certain convertible debt instruments requiring the segregation of these instruments into a liability and equity component.  These amounts represent the fair value of the liability component.  See Note 7 Adoption of ASC 470-20 for additional information.

(5)
From August 15, 2009, we may redeem any of the senior notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest.  The redemption price will decline each year after 2009 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.

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

(7)
During the third quarter of 2009, in a series of transactions with holders of our 1.75% Notes, we agreed to exchange shares of our common stock for outstanding 1.75% Notes.  In September 2009, two of these exchange transactions were settled.  We issued 1,229,824 shares of common stock in exchange for $14,858 principal value of our 1.75% Notes.  Additional exchange transactions are expected to settle in October and November 2009.  See Note 25 Subsequent Events for additional information.

(8)
In October 2009, in a private placement to the holders of our 7.5% senior unsecured notes, we commenced an exchange offer and solicitation of consent for certain amendments to the indenture governing the notes. See Note 25 Subsequent Events for additional information.

(9)
In October 2009, we issued a Solicitation of Consent to the holders of our 1.75% Notes for certain proposed amendments to the indenture governing the notes.  See Note 25 Subsequent Events for additional information.

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of September 30, 2009, we had letters of credit totaling $11,451 outstanding.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.   We had no outstanding loans under the Credit Facility as of September 30, 2009.  As of September 30, 2009, we had additional borrowing availability of $44,148 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The curtailment of our Ravenswood facility in February 2009 and one potline at Hawesville in March 2009 resulted in lower eligible accounts receivable and inventory balances included in the borrowing base calculation and lowered the availability of funds under the Credit Facility.  See Note 8 Curtailment of Operations – Ravenswood and Hawesville for additional information.

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

Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire, the former owner and operator is to perform all obligations under the ROD.  CAKY has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse CAKY for any expense that exceeds $400 annually.

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through September 30, 2009, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $943 and $848 at September 30, 2009 and December 31, 2008, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

In March 2009, four purported stockholder class actions were filed against us in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.   These actions have been consolidated and a lead plaintiff has been confirmed.  These cases allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  These actions seek rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Power Commitments

To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered the Big Rivers Agreement to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.

E.ON has agreed to mitigate a significant portion of this near-term risk, at a minimum, through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations.  As part of this arrangement, E.ON will pay up to approximately $80,000 to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to compensate CAKY for the fair value of the previous contract and to compensate CAKY for power in excess of CAKY’s current demand.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over the term of the agreement.  To the extent the aggregate payments made by E.ON exceed the approximately $80,000 commitment, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

As the previous power contract was designated as a normal contract under ASC 815 (formerly SFAS No. 133, “Accounting for Derivatives), in the third quarter of 2009 when it became no longer probable that we would continue to take physical delivery of the power under the previous contract, we recorded an $80,723 contractual receivable from E.ON representing the net present value of the consideration provided to CAKY from E.ON to net settle the previous contract, wrote off a $23,759 intangible asset associated with the former power contract and recorded a $56,964 net gain on this transaction on our consolidated statements of operations in other operating income – net as the power contract net settled was used in operations.  See Note 4 Long-term power contract for Hawesville for additional information about these agreements.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In March 2009, APCO filed a request for a rate increase to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.  In September 2009, the West Virginia Public Service Commission (the “PSC”) agreed to extend the special rate contract terms of the existing agreement for one year and attributed approximately $16,000 of the unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision which excuses or defers payments above set tariff rates depending on aluminum prices.  We are reviewing options to further extend the term of the existing agreement that establishes the LME-based cap on the tariff rates.

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

Nordural Helguvik ehf (“Helguvik”) has signed electrical power supply agreements with HS Orka hf and OR, for the Helguvik project.  Under the agreements, power will be supplied to the Helguvik project in four 90,000 mtpy stages, beginning with an initial phase of up to 160 megawatts (“MW”).  Electricity delivery for this first phase is targeted to begin in early 2012.  The agreements which are subject to the satisfaction of certain conditions provide for additional power, as available, to support a complete potline of 360,000 mtpy.

Labor Commitments

Approximately 79% of our U.S. based work force is represented by the United Steel, Paper and Forestry, Manufacturing, Energy, Allied Industrial and Service Workers International Union (the “USWA”).  We have agreed with our Ravenswood plant employees represented by the USWA to extend the current labor agreement through August 31, 2010 (that labor agreement was due to expire on May 31, 2009).  For additional information about Ravenswood operations see Note 8 Curtailment of Operations – Ravenswood and Hawesville.  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers the hourly workers at the Hawesville plant.

Approximately 84% of Grundartangi’s work force is represented by five labor unions under an agreement that expires on December 31, 2009.

Other Commitments

Alumina Contract Amendments.  On April 21, 2009, we agreed with Glencore to amend two alumina purchase agreements, dated April 14, 2008 and April 26, 2006, respectively (collectively, the “Amendments”).  The Amendments reduce the amount of alumina Glencore will supply to Century from 330,000 metric tons to 110,368 metric tons in 2009 and from 290,000 metric tons to 229,632 metric tons in 2010, for an overall alumina supply reduction of 280,000 metric tons.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In conjunction with these alumina supply reductions, St. Ann agreed to reduce the amount of bauxite it will supply Glencore in 2009 by 775,000 dry metric tons, 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we have agreed to pay St. Ann $6,000 in compensation for the reduced bauxite sales.  Payments will be made in monthly installments through December 2009.

Gramercy and St. Ann transfer.  In August 2009, we reached agreement with Noranda to transfer our ownership positions in Gramercy and St. Ann.  We made a $5,000 cash payment at closing and an additional $5,000 is due to be paid in the fourth quarter of 2009 to Noranda as part of the transaction.

The divesture of Gramercy and St. Ann in August 2009 does not affect our obligation to pay St. Ann $6,000 in compensation for the reduced bauxite sales associated with agreements to reduce the amount of bauxite St. Ann will supply Glencore in 2009.

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
(2)
We account for the Glencore Metal Agreement I as a derivative instrument in accordance with general accounting principles for accounting for derivatives instruments and hedging activities.  We have not designated the Glencore Metal Agreement I as “normal” because it replaced and substituted for a significant portion of a sales contract which did not qualify for this designation.  Because the Glencore Metal Agreement I is variably priced, we do not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.

(3)
We account for the Glencore Metal Agreement II as a derivative instrument in accordance with general accounting principles for accounting for derivatives instruments and hedging activities.  Under the Glencore Metal Agreement II, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(4)	The Southwire Metal Agreement will automatically renew for additional five-year terms, unless either party provides 12 months notice that it has elected not to renew.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

Apart from the Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 30,866 metric tons and 84,047 metric tons of primary aluminum at September 30, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 304 metric tons and 330 metric tons of primary aluminum at September 30, 2009 and December 31, 2008, respectively, of which 319 metric tons were with Glencore at December 31, 2008 (none were with Glencore at September 30, 2009).

Financial Sales Agreements

Historically we have managed the price risk associated with the volatility in our unpriced forward delivery contracts by entering into primary aluminum forward financial sales contracts, which settle in cash in the period corresponding to the intended delivery dates of the forward delivery contracts.  All of the outstanding primary aluminum forward financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  As of September 30, 2009 and December 31, 2008, we had no primary aluminum forward financial sales contracts outstanding.

In September 2009, we entered into primary aluminum put option contracts that settle monthly from October 2009 through December 2010 based on LME prices.  Our counterparties include Glencore, a related party, and a non-related third party.  We accounted for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.  The following table shows the primary aluminum put option contracts outstanding as of September 30, 2009.

Primary Aluminum Put Option Contracts as of September 30, 2009:
	(metric tons)
	2009	2010	Total
Glencore	9,000	36,000	45,000
Other counterparties	6,000	24,000	30,000
	15,000	60,000	75,000

We had no forward financial contracts to purchase aluminum at September 30, 2009 or December 31, 2008.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forwards and Financial Purchase Agreements

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 10 Fair Value Measurements and Derivative Instruments for additional information about these instruments.

19.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2009	2008
Cash paid for:
Interest	$22,066	$23,029
Income tax (1)	445	16,620

Cash received for:
Interest	1,761	6,791
Income tax refunds	91,041	—

(1)	Includes an $11,247 tax payment to the IRS in the third quarter of 2008 for settlement of audit issues for the tax years 2000 through 2002. See Note 13 Income Taxes for more information.

Non-cash activities

In connection with the Big Rivers Agreement at Hawesville, we received commitments from E.ON to help mitigate a significant portion of the near-term risk associated with the new power contract through December 2010.  See Note 4 Long-term power contract for Hawesville for additional information.  In the third quarter of 2009, we recorded an $80,723 contractual receivable from E.ON.  E.ON will pay these amounts to Big Rivers when Hawesville consumes power under the contract.  Through September 30, 2009, E.ON had paid approximately $8,634 to Big Rivers for Hawesville’s power consumption in the third quarter of 2009.

In the third quarter of 2009, we issued 1,229,824 shares of common stock in an exchange transaction with holders of our 1.75% Notes for $14,858 principal value of our 1.75% Notes.  See Note 5 Convertible debt for equity exchange transaction for additional information.

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

In July 2008, as part of the consideration for the termination of the of primary aluminum forward financial sales contracts with Glencore for the years 2006 through 2010 and 2008 through 2015, respectively, we agreed to a deferred settlement amount of $505,198 payable to Glencore.

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

The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30, 2009	Year ended December 31, 2008
Beginning balance, ARO liability	$14,337	$13,586
Additional ARO liability incurred	672	2,140
ARO liabilities settled	(837)	(2,464)
Accretion expense	837	1,075
Ending balance, ARO liability	$15,009	$14,337

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

21.	Comprehensive loss and Accumulated other comprehensive loss

Comprehensive loss:
	Nine months ended September 30,
	2009	2008

Net loss	$(181,628)	$(201,641)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 and $7,842 tax of, respectively	(5,701)	(28,032)
Net losses on cash flow hedges reclassified to income, net of tax of $0 and $(2,019), respectively (1)	15,830	4,278
Net loss on foreign currency cash flow hedges reclassified to income, net of tax of $(929) and $(71), respectively (2)	6,966	461
Defined benefit pension and other postemployment benefit plans:
Net curtailment gain arising during the period, net of $0 tax	59,618	—
Amortization of net loss during the period, net of $(241) and $208 tax, respectively	811	(509)
Amortization of prior service cost during the period, net of $1,060 and $(632) tax, respectively	(3,576)	1,548
Change in equity investee other comprehensive income, net of $0 tax	1,549	—
Other comprehensive income (loss):	75,497	(22,254)
Comprehensive loss	$(106,131)	$(223,895)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

(1)
The 2009 amount includes $1,381, net of $0 tax recorded as a loss on forward contracts upon the discontinuation of cash flow hedge accounting treatment.  Upon the transfer of our joint venture investment in Gramercy in the third quarter of 2009, the originally forecasted natural gas transactions will not occur by the end of originally specified time periods and we discontinued cash flow hedge accounting treatment for these contracts.

(2)
The 2009 amount includes $1,701, net of $0 tax, for ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

Components of Accumulated Other Comprehensive Loss:
	September 30, 2009	December 31, 2008
Unrealized loss on financial instruments, net of $632 and $784 tax benefit, respectively	$(898)	$(17,506)
Defined benefit plan liabilities, net of $26,201 and $26,534 tax benefit, respectively	(53,595)	(114,032)
Equity in investee other comprehensive income (1)	(7,218)	(5,670)
Accumulated Other Comprehensive Loss	$(61,711)	$(137,208)

(1)
With the transfer of the Gramercy and St. Ann in the third quarter of 2009, the September 30, 2009 amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company. The December 31, 2008 amount includes our equity in the other comprehensive income of Gramercy, St. Ann and Mt. Holly Aluminum Company.  The other comprehensive income of these equity investments consists primarily of pension and other postretirement benefit obligations.

22.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$650	$1,201	$2,135	$3,256
Interest cost	1,629	1,621	4,852	4,724
Expected return on plan assets	(1,077)	(1,805)	(3,258)	(5,592)
Amortization of prior service cost	34	181	127	545
Amortization of net loss	486	142	1,620	400
Curtailment	—	—	2,576	—
Net periodic benefit cost	$1,722	$1,340	$8,052	$3,333

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Service cost	$645	$1,488	$2,887	$4,771
Interest cost	2,686	2,758	8,399	8,966
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(102)	(540)	(939)	(1,621)
Amortization of net loss	521	237	1,956	2,138
Curtailment	—	—	(14,975)	—
Net periodic benefit cost	$3,750	$3,943	$(2,672)	$14,254

23.	Recently Issued Accounting Standards

ASC 855 (formerly SFAS No. 165).  In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which provides guidance on management’s assessment of subsequent events which was included in the FASB Codification as ASC 855.  Historically, management has relied on guidance from generally accepted auditing standards on assessing and disclosing subsequent events.  ASC 855 incorporates this guidance on subsequent events in the accounting literature and is directed specifically to management and their responsibilities for preparing an entity’s financial statements.  This standard clarifies management’s responsibility to evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued.  Management must perform its assessments for both interim and annual financial reporting periods.  ASC 855 is effective prospectively for Century beginning in the interim period ending June 30, 2009.  We do not expect this pronouncement will have a significant impact on our financial position, results of operations or cash flows.

ASC 715-20 (formerly FSP FAS 132(R)-1).  In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (the “FSP”) which was included in the FASB Codification as ASC 715-20.  The FSP amends general accounting principles for retirement benefits to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following:  (1) how investment allocation decisions are made; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on change in plan assets, and; (5) significant concentrations of risk within the plan assets.  The FSP becomes effective for Century on December 31, 2009.  The FSP requires enhanced disclosures, and we have determined that the adoption of the FSP will not have a significant impact on our financial position, results of operations or cash flows.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

ASC 105 (formerly SFAS No. 168).  In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.”  The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.   This Statement is effective for Century for our financial statements issued for our interim period ended September 30, 2009.

Adoption of the Codification requires us to update references to the pre-Codification GAAP within the financial statements to the Codification nomenclature.  Because the impact of the adoption on our financial statement is exclusively disclosure-related, we have determined that the adoption of the Codification will not have any impact on our financial position, results of operations or cash flows.

24.	Condensed Consolidating Financial Information

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

The following summarized condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, condensed consolidating statements of operations for the three and nine months ended September 30, 2009 and September 30, 2008 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and September 30, 2008 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position of Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$93,741	$102,596	$—	$196,337
Restricted cash	8,369	—	—	—	8,369
Accounts receivable — net	28,348	16,313	—	—	44,661
Due from affiliates	539,868	3,510	2,469,389	(2,996,715)	16,052
Inventories	78,310	52,313	—	—	130,623
Prepaid and other assets	73,485	5,666	11,111	—	90,262
Total current assets	728,380	171,543	2,583,096	(2,996,715)	486,304
Investment in subsidiaries	33,544	—	(988,352)	954,808	—
Property, plant and equipment — net	404,366	901,508	2,025	(44)	1,307,855
Due from affiliates — less current portion	—	7,599	—	—	7,599
Other assets	31,143	28,897	16,872	—	76,912
Total	$1,197,433	$1,109,547	$1,613,641	$(2,041,951)	$1,878,670

Liabilities and shareholders’ equity:
Accounts payable, trade	$44,225	$37,039	$1,148	$—	$82,412
Due to affiliates	2,087,078	49,194	173,895	(2,283,650)	26,517
Accrued and other current liabilities	26,035	8,881	13,951	—	48,867
Accrued employee benefits costs — current portion	10,745	—	1,325	—	12,070
Convertible senior notes	—	—	145,292	—	145,292
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,175,898	95,114	335,611	(2,283,650)	322,973
Senior unsecured notes payable	—	—	250,000	—	250,000
Accrued pension benefit costs — less current portion	25,632	—	18,990	—	44,622
Accrued postretirement benefit costs — less current portion	160,623	—	2,694	—	163,317
Other liabilities/intercompany loan	51,554	686,535	10,750	(713,109)	35,730
Deferred taxes — less current portion	—	66,432	—	—	66,432
Total noncurrent liabilities	237,809	752,967	282,434	(713,109)	560,101
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	761	(72)	761
Additional paid-in capital	297,300	144,383	2,392,505	(441,683)	2,392,505
Accumulated other comprehensive income (loss)	(78,971)	(898)	(61,711)	79,869	(61,711)
Retained earnings (accumulated deficit)	(1,434,663)	117,969	(1,335,961)	1,316,694	(1,335,961)
Total shareholders’ equity	(1,216,274)	261,466	995,596	954,808	995,596
Total	$1,197,433	$1,109,547	$1,613,641	$(2,041,951)	$1,878,670

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$71,545	$57,855	$—	$129,400
Restricted cash	865	—	—	—	865
Short-term investments	—	—	13,686	—	13,686
Accounts receivable — net	46,506	14,353	—	—	60,859
Due from affiliates	649,440	4,878	2,442,509	(3,057,765)	39,062
Inventories	87,673	50,438	—	—	138,111
Prepaid and other assets	2,205	18,479	79,177	—	99,861
Deferred taxes — current portion	32,290	—	—	—	32,290
Total current assets	818,979	159,693	2,593,227	(3,057,765)	514,134
Investment in subsidiaries	40,356	—	(891,412)	851,056	—
Property, plant and equipment — net	427,532	911,083	1,422	—	1,340,037
Intangible asset — net	32,527	—	—	—	32,527
Due from affiliates — less current portion	—	7,599	—	—	7,599
Other assets	62,168	50,649	16,929	11,315	141,061
Total	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

Liabilities and shareholders’ equity:
Accounts payable, trade	$61,094	$40,913	$136	$—	$102,143
Due to affiliates	2,157,671	50,860	251,456	(2,389,030)	70,957
Accrued and other current liabilities	27,991	8,836	21,950	—	58,777
Accrued employee benefits costs — current portion	10,744	—	1,326	—	12,070
Convertible senior notes	—	—	152,700	—	152,700
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,265,315	100,609	427,568	(2,389,030)	404,462
Senior unsecured notes payable	—	—	250,000	—	250,000
Revolving credit facility	—	—	25,000	—	25,000
Accrued pension benefit costs — less current portion	29,772	—	20,236	—	50,008
Accrued postretirement benefit costs — less current portion	216,895	—	2,644	—	219,539
Other liabilities/intercompany loan	29,434	647,812	13,638	(657,420)	33,464
Deferred taxes — less current portion	5,767	66,038	—	—	71,805
Total noncurrent liabilities	281,868	713,850	311,518	(657,420)	649,816
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	491	(72)	491
Additional paid-in capital	297,292	144,371	2,272,128	(441,663)	2,272,128
Accumulated other comprehensive income (loss)	(147,979)	(5,837)	(137,208)	153,816	(137,208)
Retained earnings (accumulated deficit)	(1,314,994)	176,019	(1,154,333)	1,138,975	(1,154,333)
Total shareholders’ equity	(1,165,621)	314,565	981,080	851,056	981,080
Total	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$109,704	$60,223	$—	$—	$169,927
Related parties	29,267	30,050	—	(545)	58,772
	138,971	90,273	—	(545)	228,699
Cost of goods sold	154,359	76,705	—	(13)	231,051
Gross profit (loss)	(15,388)	13,568	—	(532)	(2,352)
Other operating income - net	(55,599)	—	—	—	(55,599)
Selling, general and admin expenses	11,293	102	—	—	11,395
Operating income (loss)	28,918	13,466	—	(532)	41,852
Interest expense	(8,004)	—	—	—	(8,004)
Interest expense – affiliates	15,668	(15,668)	—	—	—
Interest income	92	67	—	—	159
Interest income – affiliates	—	145	—	—	145
Net loss on forward contracts	(914)	—	—	—	(914)
Other income (expense) – net	516	(759)	—	—	(243)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	36,276	(2,749)	—	(532)	32,995
Income tax benefit (expense)	9,757	(3,180)	—	—	6,577
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	46,033	(5,929)	—	(532)	39,572
Equity earnings (loss) of subsidiaries and joint ventures	(684)	567	40,142	(39,455)	570
Net income (loss)	$45,349	$(5,362)	$40,142	$(39,987)	$40,142

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$330,725	$96,046	$—	$—	$426,771
Related parties	72,631	52,837	—	—	125,468
	403,356	148,883	—	—	552,239
Cost of goods sold	331,118	98,153	—	985	430,256
Gross profit	72,238	50,730	—	(985)	121,983
Selling, general and administrative expenses	10,975	278	—	—	11,253
Operating income	61,263	50,452	—	(985)	110,730
Interest expense – third party	(7,892)	—	—	—	(7,892)
Interest income (expense) – affiliates	13,263	(14,407)	—	—	(1,144)
Interest income	747	855	—	—	1,602
Interest income – affiliates	—	146	—	—	146
Net loss on forward contracts	(79,103)	—	—	—	(79,103)
Other expense – net	(204)	(1,166)	—	—	(1,370)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(11,926)	35,880	—	(985)	22,969
Income tax benefit (expense)	11,659	(1,691)	—	345	10,313
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(267)	34,189	—	(640)	33,282
Equity earnings (loss) of subsidiaries and joint ventures	6,593	344	35,789	(40,219)	2,507
Net income (loss)	$6,326	$34,533	$35,789	$(40,859)	$35,789

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$323,121	$157,317	$—	$—	$480,438
Related parties	85,470	78,174	—	(1,643)	162,001
	408,591	235,491	—	(1,643)	642,439
Cost of goods sold	500,810	223,785	—	(2,216)	722,379
Gross profit (loss)	(92,219)	11,706	—	573	(79,940)
Other operating income - net	(22,101)	—	—	—	(22,101)
Selling, general and admin expenses	32,386	400	—	—	32,786
Operating income (loss)	(102,504)	11,306	—	573	(90,625)
Interest expense – third party	(24,023)	—	—	—	(24,023)
Interest expense – affiliates	45,592	(45,592)	—	—	—
Interest income	685	550	—	—	1,235
Interest income – affiliates	—	431	—	—	431
Net loss on forward contracts	(6,083)	(1,701)	—	—	(7,784)
Other income (expense) - net	786	(685)	—	—	101
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(85,547)	(35,691)	—	573	(120,665)
Income tax benefit (expense)	9,697	(1,597)	—	—	8,100
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(75,850)	(37,288)	—	573	(112,565)
Equity earnings (loss) of subsidiaries and joint ventures	(43,815)	(20,763)	(181,628)	177,143	(69,063)
Net income (loss)	$(119,665)	$(58,051)	$(181,628)	$177,716	$(181,628)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$924,727	$278,969	$—	$—	$1,203,696
Related parties	219,694	145,188	—	—	364,882
	1,144,421	424,157	—	—	1,568,578
Cost of goods sold	908,853	284,982	—	541	1,194,376
Gross profit	235,568	139,175	—	(541)	374,202
Selling, general and administrative expenses	43,061	909	—	—	43,970
Operating income	192,507	138,266	—	(541)	330,232
Interest expense – third party	(23,915)	—	—	—	(23,915)
Interest income (expense) – affiliates	39,984	(41,128)	—	—	(1,144)
Interest income	4,895	1,522	—	—	6,417
Interest income – affiliates	—	146	—	—	146
Net loss on forward contracts	(731,195)	—	—	—	(731,195)
Other expense – net	(394)	(1,203)	—	—	(1,597)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(518,118)	97,603	—	(541)	(421,056)
Income tax benefit (expense)	212,689	(5,943)	—	203	206,949
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(305,429)	91,660	—	(338)	(214,107)
Equity in earnings (loss) of subsidiaries and joint ventures	20,483	4,295	(201,641)	189,329	12,466
Net income (loss)	$(284,946)	$95,955	$(201,641)	$188,991	$(201,641)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$56,193	$(27,482)	$—	$28,711
Investing activities:
Purchase of property, plant and equipment	(10,157)	(3,450)	(1,060)	(14,667)
Nordural expansion	—	(17,606)	—	(17,606)
Investments in and advances to joint ventures	—	—	(1,038)	(1,038)
Restricted and other cash deposits	(7,504)	—	—	(7,504)
Net cash used in investing activities	(17,661)	(21,056)	(2,098)	(40,815)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Intercompany transactions	(38,532)	70,734	(32,202)	—
Issuance of common stock – net	—	—	104,041	104,041
Net cash provided by (used in) financing activities	(38,532)	70,734	46,839	79,041
Net change in cash	—	22,196	44,741	66,937
Cash, beginning of the period	—	71,545	57,855	129,400
Cash, end of the period	$—	$93,741	$102,596	$196,337

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2008 (As Restated, see Note 3)
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(746,854)	$48,133	$—	$(698,721)
Investing activities:
Purchase of property, plant and equipment	(19,339)	(6,341)	(1,011)	(26,691)
Nordural expansion	—	(53,397)	—	(53,397)
Investments in and advances to joint ventures	—	—	(36,973)	(36,973)
Restricted and other cash deposits	(14)	(9,696)	—	(9,710)
Net cash used in investing activities	(19,353)	(69,434)	(37,984)	(126,771)
Financing activities:
Repayment of long-term debt – related party	—	—	(480,198)	(480,198)
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	766,207	82,513	(848,720)	—
Issuance of preferred stock	—		929,480	929,480
Issuance of common stock – net	—	—	443,646	443,646
Net cash provided by financing activities	766,207	82,513	44,865	893,585
Net change in cash	—	61,212	6,881	68,093
Cash, beginning of the period	—	11,128	49,834	60,962
Cash, end of the period	$—	$72,340	$56,715	$129,055

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

25.	Subsequent Events

We have evaluated all subsequent events through November 9, 2009 which was the date the financial statements were available to be issued.

Exchange Offer and Consent Solicitation Related to the 7.5% senior notes due 2014 and Consent Solicitation for the 1.75% senior convertible notes due 2024

On October 28, 2009, we commenced (i) an exchange offer and consent solicitation relating to our 7.5% senior notes due 2014 (the “7.5% Notes”) and (ii) a consent solicitation relating to our 1.75% Notes.

The terms and conditions of the exchange offer and consent solicitation relating to the 7.5% Notes and the consent solicitation relating to the 1.75% Notes are set forth in the related offering circular and consent solicitation statement and consent solicitation statement, respectively, each dated October 28, 2009.

Convertible Debt for equity exchange settlements

In October and November 2009, we issued 10,135,869 shares of our common stock in exchange for $113,075 principal amount of our 1.75% Notes.  Including the exchanges made in September 2009, we issued a total of 11,365,693 shares of our common stock in exchange for $127,933 principal amount of our 1.75% Notes.  Upon completion of the convertible debt-for-equity exchanges, we have approximately $47,067 principal amount of our 1.75% Notes outstanding.  Holders of the outstanding 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. will amend its post retirement medical benefit plan effective January 1, 2010 for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal changes to the plan are upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, pre-65 bargaining unit retirees and pre-65 dependents will now be covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.

These changes to the retiree medical benefits are expected to lower our CAWV accrued postretirement benefit cost liability by approximately $40,000 to $50,000.  The resulting credit is expected to be recorded in other comprehensive income in the fourth quarter of 2009.

There were no changes to the retiree medical benefits for salaried retirees or retirees who retired as a bargaining unit employee from our Hawesville facility.

Century expects to receive $15 million tax refund under recently enacted legislation

An unemployment insurance extension bill that would, among other things, allow businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years has recently been enacted.  Under the new law, we expect to obtain a tax refund of approximately $15,000 by carrying back losses to our 2005 tax year.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “would,” and “potential” and similar words.  These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1, “Financial Statements,” Part II, Item 1A “Risk Factors,” and:

•
Declines in aluminum prices have adversely affected our financial position and results of operations and further declines or an increase in our operating costs could result in further curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available.

•
As part of our operational restructuring, we have curtailed and may continue to curtail operations at one or more of our facilities, which actions have required us to incur and will require us to further incur substantial costs and subject us to substantial risks.

•
Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

•	The turmoil in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.
•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.
•	International operations expose us to political, regulatory, currency and other related risks.
•	If economic and political conditions in Iceland deteriorate further, our financial position and results of operations could be adversely impacted.
•	A significant amount of our operations are located in Iceland and subject to Icelandic laws, including Icelandic tax and environmental laws.
•	Any reduction in the duty on primary aluminum imports into the European Union decreases our revenues at the Nordural facility at Grundartangi, Iceland (“Grundartangi”).
•
Our planned construction and development activities require substantial capital and financing. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could delay or curtail our planned construction and development activities.

•
Construction at our Helguvik smelter site is under review. Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today.

•	Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.
•
Certain of our contracts for raw materials, including certain contracts for alumina and electricity, require us to take-or-pay for fixed quantities of such materials, even if we curtail unprofitable production capacity.

•	A majority of our aluminum sales at Hawesville are subject to contracts which limit our ability to curtail capacity and create dependence on a major customer.
•	Further consolidation within the metals industry could provide competitive advantages to our competitors.
•	Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.
•	Union disputes could raise our production costs or impair our production operations.
•	We are subject to a variety of environmental laws and regulations that could result in costs or liabilities.

•	We may be required to write down the book value of certain assets.
•
We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.

•	We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations.
•
We provide information regarding Glencore International AG's (together with its subsidiaries, “Glencore”) percentage ownership of our common stock and overall economic ownership of us, however, while this information is based on information available to management and public reports filed by Glencore, there can be no assurance as to the accuracy of this information.

•
Restrictive covenants in our revolving credit facility and the indenture governing our 1.75% convertible senior notes due 2024 and the 7.5% senior notes due 2014 limit our ability to incur additional debt, restructure certain of our operations and pursue our growth strategy.

•
The failure to successfully implement the operational restructuring or to achieve its intended benefits could have a material adverse effect on our business, financial condition, results of operations and liquidity, including the use of cash greater than currently anticipated.

•	We have implemented a Tax Benefit Preservation Plan and taken other efforts to protect against a possible limitation on our ability to use net operating losses, tax credits and other tax assets, however, there can be no assurance that these actions will be effective.

Many of these factors are beyond our control. We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this filing.  However, given the described uncertainties and risks, we cannot guarantee our future performance or results of operations and you should not place undue reliance on these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  When reading any forward-looking statements in this filing, the reader should consider the risks described above and elsewhere in this report as well as those described under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q or in Current Reports on Form 8-K filed with the Securities and Exchange Commission.  Given these uncertainties and risks, the reader should not place undue reliance on these forward-looking statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Exchange Offer and Consent Solicitation Related to the 7.5% senior notes due 2014 and Consent Solicitation for the 1.75% senior convertible notes due 2024

On October 28, 2009, we commenced (i) an exchange offer and consent solicitation relating to our 7.5% senior notes due 2014 (the “7.5% Notes”) and (ii) a consent solicitation relating to our 1.75% convertible senior notes due 2024 (the “1.75% Notes”).  See Note 25 Subsequent Events in the consolidated financial statements included herein for additional information.

Convertible Debt for equity exchange transactions

In a series of transactions in September, October and November 2009, we issued a total of 11,365,693 shares of our common stock in exchange for $127.9 million principal amount of our 1.75% Notes.  Upon completion of the convertible debt-for-equity exchanges, we had approximately $47.1 million principal amount of our 1.75% Notes outstanding.  Holders of the outstanding 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.

Century expects to receive $15 million tax refund under recently enacted legislation

An unemployment insurance extension bill that would, among other things, allow businesses with net operating losses for 2008 or 2009 to carry back those losses for up to five years has recently been enacted.  Under the new law, we expect to obtain a tax refund of approximately $15 million by carrying back losses to our 2005 tax year.

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. (“CAWV”) will amend its post retirement medical benefit plan effective January 1, 2010 for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal changes to the plan are upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, pre-65 bargaining unit retirees and pre-65 dependents will now be covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.

These changes to the retiree medical benefits are expected to lower our CAWV accrued postretirement benefit cost liability by approximately $40 million to $50 million.  The resulting credit is expected to be recorded in other comprehensive income in the fourth quarter of 2009.

There were no changes to the retiree medical benefits for salaried retirees or retirees who retired as a bargaining unit employee from our Hawesville facility.

Transfer of ownership of Gramercy and St. Ann Bauxite joint ventures

On September 1, 2009, we completed the sale of our 50% ownership positions in Gramercy Alumina LLC (“Gramercy”) and St. Ann Bauxite Limited (“St. Ann”) to Noranda Aluminum Holding Corporation (together with its consolidated subsidiaries, “Noranda”).  At closing, we divested our entire interest in these businesses and Noranda assumed 100% ownership of Gramercy and St. Ann.  In connection with this transaction, we made a $5 million cash payment during the third quarter of 2009 and expect to make an additional $5 million payment in the fourth quarter of 2009.

Hawesville currently receives all of its alumina supply from Gramercy.  As part of the transaction, the former alumina supply agreement with Gramercy was terminated and we entered into a new alumina supply agreement.  The new alumina supply agreement term is through December 2010.  Pricing under the new contract will be fixed for the first 125,000 metric tons (“MT”) and LME-based for the remaining 65,500 MT (subject to certain conditions for floor pricing).

Equity investments impairment

In August 2009, upon signing an agreement to transfer our equity investment in Gramercy and St. Ann to Noranda, we undertook an evaluation to determine the impact of the transaction, if any, on the carrying amount of the equity investments in the joint venture assets.  We concluded that the terms of the asset transfer agreement provided an indication of an impairment of the equity investments in the joint ventures.  As a result, we performed an impairment analysis to determine the appropriate carrying amount of these assets as of June 30, 2009.  Based on the impairment analysis, we recorded an approximate $73 million impairment loss in the second quarter of 2009.  The approximate $73 million loss consisted of the following amounts:

Impairment loss
(in thousands)
Equity investments in Gramercy and St. Ann, equity in the earnings of Gramercy and St. Ann and intercompany profit elimination	$(74,783)
Pension and OPEB obligations for Gramercy and St. Ann	1,549
$(73,234)

The impairment loss was recorded on the consolidated statements of operations in equity in earnings (losses) of joint ventures in the second quarter of 2009.  On the consolidated balance sheets, the impairment of the equity investments was recorded in other assets.  The pension and OPEB obligations of the equity investments were recorded in other comprehensive income.Amounts due to Gramercy under our previous alumina contract were recorded under due to affiliates through September 1, 2009; amounts due under the new alumina contract are now recorded in accounts payable.

Long-term power contract for Hawesville signed

To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, Century Aluminum of Kentucky, our wholly owned subsidiary, (“CAKY”), along with E.ON U.S. LLC (“E.ON”) and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.

E.ON has agreed to mitigate a significant portion of this near-term risk, at a minimum, through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations.  As part of this arrangement, E.ON will pay up to approximately $80 million to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to compensate CAKY for the fair value of the previous contract and to compensate CAKY for power in excess of CAKY’s current demand.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over the term of the agreement.  To the extent the aggregate payments made by E.ON exceed the approximately $80 million commitment, Hawesville would repay this excess to E.ON over time, but only if the London Metal Exchange (“LME”) aluminum price were to exceed certain thresholds.

As the previous power contract was designated as a normal contract under ASC 815 (formerly SFAS No. 133, “Accounting for Derivatives), in the third quarter of 2009 when it became no longer probable that we would continue to take physical delivery of the power under the previous contract, we recorded an $80.7 million contractual receivable from E.ON representing the net present value of the consideration provided to CAKY from E.ON to net settle the previous contract, wrote off a $23.8 million intangible asset associated with the former power contract and recorded a $56.7 million net gain on this transaction on our consolidated statements of operations in other operating income – net.  See Note 4 Long-term power contract for Hawesville for additional information about these agreements.

Helguvik Investment Agreement

An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”) such as the fiscal regime, was approved in April 2009 by the Icelandic Parliament.  In July 2009, the Investment Agreement was approved by the European Surveillance Authority and in August 2009 the agreement was signed by Nordural Helguvik ehf. and the Icelandic Minister of Industry.

Alcan Metal Agreement terminated

In April 2009, Alcan and CAWV agreed to terminate all remaining obligations under the Alcan Metal Agreement.  CAWV paid Alcan $0.6 million to settle the remaining delivery obligations.

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

Curtailment of Operations at Ravenswood and Hawesville

On February 4, 2009, Century Aluminum of West Virginia announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

On March 3, 2009, our subsidiary, Century Aluminum of Kentucky announced the orderly curtailment of one potline at Hawesville.  Hawesville has production capacity of approximately 244,000 metric tons per year (“mtpy”) of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 4,370 metric tons per month and impacted approximately 120 employees.  The action was needed to reduce the continuing cash losses as a result of the depressed global price for primary aluminum.

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

Glencore purchased 13,242,250 shares of common stock in this offering.  We agreed with Glencore to amend the terms of our Standstill and Governance Agreement to increase the percentage of our voting securities that Glencore may acquire prior to April 7, 2009 and to allow Glencore to exercise voting rights with respect to the shares of common stock it purchased in this offering.  As of September 30, 2009, we believe that Glencore beneficially owned, through the ownership of common stock approximately 38.1% of our issued and outstanding common stock and, through ownership of common and preferred stock, an overall 48.1% economic ownership of Century.

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

In conjunction with these alumina supply reductions, St. Ann agreed to reduce the amount of bauxite it will supply to Glencore in 2009 by 775,000 dry metric tons, with 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we have agreed to pay St. Ann $6.0 million in compensation for the reduced bauxite sales.

Impact of the adoption of ASC 470-20 (formerly FSP APB 14-1)

We adopted Accounting Standards Codification (“ASC”) 470-20 (formerly FSP APB 14-1“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) effective January 1, 2009 and retrospectively applied the changes under this new accounting principle to our financial statements.  Retrospective application to all periods presented is required.  Accordingly, we have adjusted our previously issued financial statements to reflect the changes that resulted from the adoption of the guidance to give effect to ASC 470-20, as applicable.

Extension of labor contract at Ravenswood

We reached an agreement with the USWA to extend the labor contract at Ravenswood from May 31, 2009 to August 31, 2010.

APCo Rate filing

Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In March 2009, APCO filed a request for a rate increase to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.  In September 2009, the West Virginia Public Service Commission (the “PSC”) agreed to extend the special rate contract terms of the existing agreement for one year and attributed approximately $16 million of the unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision which excuses or defers payments above set tariff rates depending on aluminum prices.  We are reviewing options to further extend the term of the existing agreement that establishes the LME-based cap on the tariff rates.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
Net sales:
Third-party customers	$169,927	$426,771	$480,438	$1,203,696
Related party customers	58,772	125,468	162,001	364,882
Total	$228,699	$552,239	$642,439	$1,568,578

Gross profit (loss)	$(2,352)	$121,983	$(79,940)	$374,202

Net income (loss)	$40,142	$35,789	$(181,628)	$(201,641)

Income (loss) per common share:
Basic	$0.45	$0.58	$(2.56)	$(4.66)
Diluted	$0.45	$0.55	$(2.56)	$(4.66)

Shipments – primary aluminum (000 pounds):
Direct	169,807	298,065	553,872	881,502
Toll	152,609	150,835	454,581	444,602
Total	322,416	448,900	1,008,453	1,326,104

Shipments – primary aluminum (metric tons):
Direct	77,023	135,200	251,232	399,843
Toll	69,222	68,418	206,195	201,668
Total	146,245	203,618	457,427	601,511

Net sales (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$228.7	$552.2	$(323.5)	(58.6)%
Nine months ended September 30,	$642.4	$1,568.6	$(926.2)	(59.0)%

Lower price realizations for our primary aluminum shipments in the three months ended September 30, 2009, due to lower LME prices for primary aluminum, resulted in a $152.5 million sales decrease.  Reduced sales volume contributed $171.0 million to the decrease in net sales.  Direct shipments declined 128.3 million pounds in the three months ended September 30, 2009 primarily due to capacity curtailments at our U.S. smelters.  Toll shipments increased 1.8 million pounds from the same period in 2008 due to increased production at the Grundartangi smelter.

Lower price realizations for our primary aluminum shipments in the nine months ended September 30, 2009, due to lower LME prices for primary aluminum, resulted in a $512.2 million sales decrease.  Reduced sales volume contributed $414.0.million to the decrease in net sales.  Direct shipments declined 327.6 million pounds in the nine months ended September 30, 2009 primarily due to capacity curtailments at our U.S. smelters.  Toll shipments increased 10.0 million pounds from the same period in 2008 due to increased production at the Grundartangi smelter.

Gross profit (loss) (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$(2.4)	$122.0	$(124.4)	(102.0)%
Nine months ended September 30,	$(79.9)	$374.2	$(454.1)	(121.4)%

During the three months ended September 30, 2009, lower price realizations, net of LME-based alumina cost and LME-based power cost decreases, reduced gross profit by $125.5 million.  Lower shipment volume, due to capacity curtailments, resulted in a $32.3 million decrease to gross profit.  In addition, we experienced $30.0 million in net cost decreases, relative to the same period in 2008, comprised of:  increased power and natural gas costs at our U.S. smelters, $2.8 million; reduced costs associated with Gramercy supplied alumina, $15.4 million; reduced costs for materials, supplies and maintenance, $7.9 million; other cost reductions, $5.0 million; and reduced depreciation and amortization expense of $4.5 million.

During the nine months ended September 30, 2009, lower price realizations, net of LME-based alumina cost and LME-based power cost decreases, reduced gross profit by $434.9 million.  Lower shipment volume, due to capacity curtailments, resulted in a $72.3 million decrease to gross profit.  In addition, we experienced $25.1 million in net cost decreases, compared to the same period in 2008, comprised of:  increased power and natural gas costs at our U.S. smelters, $3.5 million; reduced costs for materials, supplies and maintenance, $15.5 million; reduced costs associated with Gramercy supplied alumina, $3.2 million; other cost reductions, $3.8 million; and reduced depreciation and amortization expense of $6.1 million.

Due to the turnover of inventory during the nine months ended September 30, 2009 and increased market prices at the end of the third quarter of 2009, the previously recognized lower of cost or market inventory reserve was adjusted to reflect the current value for our September 30, 2009 ending inventory.  This adjustment favorably impacted cost of goods sold by $3.4 million and $28.0 million for the three and nine months ending September, 2009, respectively.

Other operating income - net (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$55.6	$—	$55.6	100%
Nine months ended September 30,	$22.1	$—	$22.1	100%

During the three months ended September 30, 2009, the expenses associated with the idled potlines at our Ravenswood and Hawesville facilities were $1.8 million. This amount includes expenses incurred while the Ravenswood facility is in an idled state and a favorable adjustment to future benefits payable to laid-off employees due to a change in state unemployment benefits.

During the nine months ended September 30, 2009, the expenses associated with the idled potlines at our Ravenswood and Hawesville facilities were $35.3 million. This amount includes expenses incurred to curtail operations and to maintain the Ravenswood facility in an idled state.  See Note 8 Curtailment of Operations – Ravenswood and Hawesville.

During the three and nine months ended September, we recorded a gain of $81.2 million related to our agreement with E.ON that was consummated concurrently with the new long term power contract for Hawesville.  In addition, we wrote off the remaining carrying value of the intangible asset associated with the previous power contract that was terminated July 16, 2009.  The amount of the write-off was $23.8 million.  See Note 4 Long-term power contract for Hawesville for additional information about this contract.

Selling, general and administrative expenses (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$11.4	$11.3	$0.1	0.9%
Nine months ended September 30,	$32.8	$44.0	$(11.2)	(25.5)%

The increase in selling, general and administrative expenses for the three months ended September 30, 2009 was primarily due to increased spending to support strategic actions taken during the three month period.  The decrease in selling, general and administrative expenses for the nine months ended September 30, 2009 was primarily due to reduced accruals under our share-based performance and stock compensation programs and reduced discretionary spending.

Interest income (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$0.2	$1.6	$(1.4)	(87.5)%
Nine months ended September 30,	$1.2	$6.4	$(5.2)	(81.3)%

The decrease in interest income for the three and nine months ended September 30, 2009 from the same periods in 2008 is the result of lower average cash and short-term investment balances and lower interest rates during the 2009 periods.

Net loss on forward contracts (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$(0.9)	$(79.1)	$78.2	(98.9)%
Nine months ended September 30,	$(7.8)	$(731.2)	$723.4	(98.9)%

The net loss in the three months ended September 30, 2009 relates to the discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts with the transfer of our ownership interest in Gramercy.  The net loss in the nine months ended September 30, 2009 relates to the discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts, recognition of previously settled Icelandic krona (“ISK”) hedges associated with the Helguvik project and losses on derivatives associated with the Hawesville and Ravenswood power contracts.

The loss on forward contracts for the three and nine months ended September 30, 2008, was a result of mark-to-market adjustments associated with our long term primary aluminum forward financial sales contracts that did not qualify for cash flow hedge accounting.  Cash settlements of these contracts during the three and nine months ended September 30, 2008 were $20.6 million and $115.0 million, respectively.  In July 2008, we terminated these contracts.

Income tax benefit (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$6.6	$10.3	$(3.7)	(35.9)%
Nine months ended September 30,	$8.1	$206.9	$(198.8)	(96.1)%

The changes in the income tax provision for the three and nine months ended September 30, 2009 from the same periods in 2008 were primarily due to our inability to provide tax benefits on pre-tax U.S losses resulting from a valuation allowance against our federal and state deferred tax assets at December 2008 and September 2009 and the release of income tax reserves that were no longer required.

Equity in earnings (losses) of joint ventures (in millions)	2009	2008	$ Difference	% Difference
Three months ended September 30,	$0.6	$2.5	$(1.9)	(76.0)%
Nine months ended September 30,	$(69.1)	$12.5	$(81.6)	(652.8)%

In August 2009, we signed an agreement to transfer our ownership interests in Gramercy and St. Ann to our joint venture partner, Noranda.  As such, we concluded that our equity investments in joint ventures, Gramercy and St. Ann, were not fully recoverable as of June 30, 2009.  A charge of $73.2 million was recorded to reduce the investment to its estimated recoverable value.  See Note 6 Gramercy Alumina and St. Ann Bauxite transfer in the consolidated financial statements included herein for additional information about this transaction.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through the public offerings of our common stock in 2007, 2008 and in February 2009.  We are continuously exploring alternative or supplementary financing arrangements to the revolving credit facility. Our principal uses of cash are operating costs, curtailment and idling costs, payments of principal and interest on our outstanding debt, the funding of capital expenditures and investments in related businesses, working capital and other general corporate requirements.

Our financial position and liquidity have been and may continue to be materially adversely affected by weak aluminum prices relative to our operating costs.  Our consolidated cash balance at September 30, 2009 was approximately $196 million compared to $129 million at December 31, 2008.  The cash balance at September 30, 2009 included approximately $90 million in tax refunds and $104 million in net proceeds from the sale of our common stock received during the first quarter of 2009.  As of September 30, 2009, we had approximately $44 million of net availability under our revolving credit facility.  This availability has been negatively impacted by lower-of-cost-or-market adjustments that reduced inventory values, the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of such facility.  Further curtailments of production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.

At recent aluminum prices of approximately $1,800 per metric ton, our U.S. operations are roughly break-even on a cash basis.  On a consolidated basis, including our Grundartangi operations, corporate overhead, interest and capital expenditures, we would expect to be cash flow break even at primary aluminum prices in the $1,800 to $1,900 per metric ton range during the fourth quarter of 2009.  We estimate that an increase or decrease of $100 per metric ton in the price of primary aluminum would result in a corresponding increase or decrease in our cash from operations of approximately $40 million annually. Thus, if primary aluminum prices decrease, we may either need to identify new sources of liquidity, additional cost reductions or further curtail operations, to fund ongoing operations and investments.

Recently enacted legislation would allow Century to carryback our net operating losses for 2008 for up to five years.  Under the new law, we expect to receive a tax refund of approximately $15 million by carrying back losses to our 2005 tax year.

Debt-For-Equity Exchanges

We have agreed to issue an aggregate of approximately 11.4 million shares of our common stock in exchange for approximately $128 million aggregate principal amount of our 1.75% Notes.  After concluding these debt-for-equity exchanges, we will have approximately $47 million aggregate principal amount of 1.75% Notes outstanding.  Holders of the 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.  In addition, investors party to the Exchange and Consent Agreements have agreed to consent to certain amendments or modifications to the indenture governing the 1.75% Notes.  As a result, we have secured consents constituting the requisite consents necessary to amend the 1.75% Notes indenture.

Operational Restructuring

In response to the conditions in our industry, we have taken steps and are evaluating taking further steps to reduce our costs to withstand weak LME prices and improve our financial condition and liquidity in the future.  We summarize these steps below and refer to them as the “Operational Restructuring.”

Reduce Capacity

Production capacity and operations have been curtailed at several facilities that have been unprofitable given recent aluminum prices.

•	Ravenswood. Between December 2008 and February 2009, our subsidiary CAWV, curtailed the entire operations of Ravenswood, representing 170,000 mtpy of production capacity, due to the plant’s high operating costs. As of September 30, 2009, CAWV had incurred cash costs related to the curtailed Ravenswood facility of approximately $37 million. Such costs relate to (i) contractual payments due to employees and other costs directly related to the curtailment; (ii) ongoing costs such as insurance for and maintenance of the facility; and (iii) losses from the satisfaction or termination of commercial contracts. As of September 30, 2009, CAWV’s forecast for the aggregate amount of such costs remaining for the 24-month period following curtailment is approximately $33 million. CAWV intends to continue discussions with the United Steelworkers of America (“USWA”), to reduce the labor expenses associated with the curtailment.

•	Hawesville. In March 2009, our subsidiary CAKY curtailed one of the five potlines at Hawesville reducing the production rate from approximately 244,000 mtpy to 200,000 mtpy. In connection with this action, CAKY laid off approximately 120 out of a total of approximately 755 employees. Hawesville is currently operating at approximately 80% of its capacity, and CAKY is continuing to evaluate its operating level in light of recent economic conditions. We recently purchased aluminum put options and collar contracts (combination of a put and a call options) for approximately 60% of Hawesville’s current production level through 2010 with a strike price around the facility’s cash basis break-even price. These options were purchased to partially mitigate the risk of a future decline in aluminum prices, and we may consider purchasing additional put options or other hedging vehicles in the future.

•	Gramercy and St. Ann. On September 1, 2009, we completed the transfer of our 50% ownership positions in Gramercy and St. Ann to Noranda. At closing, we divested our entire interest in these businesses and Noranda assumed 100% ownership of Gramercy and St. Ann. In connection with this transaction, we made a $5 million cash payment during the third quarter of 2009, expect to make an additional $5 million payment in the fourth quarter of 2009 and recorded an equity investment impairment charge of approximately $73 million in the second quarter of 2009. We and Noranda entered into an agreement under which we will purchase alumina from Gramercy for a limited period of time for our aluminum smelter in Hawesville, Kentucky.

•
Helguvik.  Our subsidiary Nordural Helguvik ehf (“Helguvik”), is currently evaluating the Helguvik project’s cost, scope and schedule.  During this evaluation, Helguvik has significantly reduced spending on the project.  Helguvik cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project.  Helguvik is evaluating a variety of potential financing alternatives which could be employed to fund the first phase (90,000 mtpy) of construction, including project finance alternatives.  Helguvik is also considering other potential financing sources.

We continue to monitor global economic conditions, commodity prices and our operations.  Subject to these factors, we will evaluate further options to reduce domestic capacity, including a partial or complete curtailment and/or a permanent exit of all of our domestic operations.

Renegotiate Long-Term Commercial Contracts

We have renegotiated and amended certain long-term supply and customer contracts that have been unprofitable and are evaluating others on an ongoing basis.

•
Alumina Contract Amendments.  Given CAWV’s curtailment of Ravenswood, we had agreements to purchase quantities of alumina in excess of our requirements.  To address this situation, in April 2009, we amended two alumina purchase agreements with Glencore.  These amendments reduce the amount of alumina Glencore will supply to us from 330,000 to 110,368 metric tons in 2009 and from 290,000 to 229,632 metric tons in 2010.

•	Big Rivers Agreement. To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered the Big Rivers Agreement to provide long-term cost-based power to CAKY. The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production. The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production. Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power. The current market price of electrical power in this region is less than Big Rivers’ forecasted cost. E.ON has agreed to mitigate a significant portion of this near-term risk, at a minimum, through December 2010. During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations. As part of this arrangement, E.ON will pay up to approximately $80 million to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to compensate CAKY for the fair value of the previous contract and to compensate CAKY for power in excess of CAKY’s current demand. At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over the term of the agreement. To the extent the aggregate payments made by E.ON exceed the approximately $80 million commitment, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

•
Other Contracts. We continue to review all of our outstanding commercial contracts with the objective of seeking improved commercial terms.  In furtherance of this objective, we have approached various counterparties on our significant contracts to determine what, if any, modifications might be appropriate to provide us with additional flexibility given the current market for our products.  We cannot predict whether these discussions will lead to favorable changes, as any changes would require the consent of the counterparty.

Reduce Other Operating Costs

•
We have made progress over the past year toward reducing operating costs at our production facilities.  At Hawesville, during the peak declines in the LME, CAKY delayed the reconstruction of reduction pots, deferred non-essential maintenance activities and reduced or delayed major non-safety related maintenance items.  In addition to these cost savings, the reduction in production during these price declines reduced operating losses.  In addition to cost deferrals, we have received improved pricing terms for anode production materials.  Our subsidiary Berkeley Aluminum, Inc., or Berkeley, is not the operating partner for the Mt. Holly facility; however, we are analyzing the cost structure at Mt. Holly to ensure that appropriate measures are taken to continue to optimize performance and reduce costs.  Berkeley is in discussions with the operating partner relating to such cost improvement measures and other alternatives.  Finally, through continued focus on operational controls, we have improved operational efficiencies, controlled consumption of supplies and raw materials and reduced utilization of overtime. Recently, we also have taken steps to address our other post-employment benefits, specifically medical benefits, through adjustments in plan designs and benefits delivered.  Costs have also improved at Grundartangi.  We continue to evaluate additional potential operation cost improvements, although we believe we have captured the majority of these opportunities.

Potential Asset Sales

We will continue to evaluate the potential divestiture of all or a portion of our owned and jointly-owned domestic assets.  Any decision to divest any of these assets would be based on a range of factors, including the terms of any such divestiture, its operational impact to our business, including how the assets fit into our long-range strategy, and the objectives of the Operational Restructuring.

Historical

Our statements of cash flows for the nine months ended September 30, 2009 and 2008 are summarized below:

	Nine months ended September 30,
	2009	2008
	(dollars in millions)
Net cash provided by (used in) operating activities	$28.7	$(698.7)
Net cash used in investing activities	(40.8)	(126.8)
Net cash provided by financing activities	79.0	893.6
Net change in cash	$66.9	$68.1

Net cash provided by operating activities in the nine months ended September 30, 2009 was $28.7 million primarily due to cash received for the sale of short-term investments, income tax refunds, partially offset by cash used in operations.

Net cash used in operating activities in the nine months ended September 30, 2008  was $(698.7) million primarily due to cash paid to Glencore for the termination of primary aluminum financial sales contracts, offset by the net sale of short-term investments, cash from operations and net of changes in deferred taxes.

Our net cash used in investing activities for the nine months ended September 30, 2009 was $40.8 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $14.7 million and $17.6 million primarily for the Helguvik project.  In addition, we made advancements to an investment in a joint venture totaling $1.0 million.  The remaining net cash used in investing activities consisted of restricted cash deposits placed in connection with our new power contract at Hawesville.

Our net cash used in investing activities for the nine months ended September 30, 2008 was $126.8 million.  The net cash used in investing activities consisted of capital expenditures to maintain and improve plant operations of $26.7 million and $53.4 million primarily for the Helguvik project.  In addition, we made payments of $37.0 million for an investment in a joint venture in China, of which $9.4 million is a note payable.  The remaining net cash used in investing activities consisted of restricted cash deposits placed in connection with our foreign currency forward contracts.

Net cash provided by financing activities during the nine months ended September 30, 2009 was $79.0 million.  We received proceeds from the issuance of common stock of $104.0 million related to the February 2009 public offering of common stock, net of offering expenses.  We repaid $25.0 million for amounts outstanding under our revolving credit facility.

Net cash used in financing activities during the nine months ended September 30, 2008 was $893.6 million.  We received $929.5 million from the sale of convertible preferred stock.  We made a series of payments totaling $480.2 million under the deferred settlement agreement entered into in connection with the termination of primary aluminum forward financial sales contracts.  We received net proceeds from the issuance of common stock of $441.2 million related to our equity offering in July 2008.  In addition, we received $2.4 million from the exercise of stock options and recognized excess tax benefits from share-based compensation of $0.7 million.

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

Gramercy and St. Ann transfer of assets

On September 1, 2009, we completed the transfer of our 50% ownership positions in Gramercy and St. Ann to Noranda.  At closing, we divested our entire interest in these businesses and Noranda assumed 100% ownership of Gramercy and St. Ann.  In connection with this transaction, we made a $5 million cash payment during the third quarter of 2009, will make an additional $5 million payment in the fourth quarter of 2009.

St. Ann payments for contract amendments

On April 21, 2009, we agreed with Glencore to amend two alumina purchase agreements, dated April 14, 2008 and April 26, 2006, respectively.  As part of this transaction, we have agreed to pay St. Ann $6.0 million in compensation for the reduced bauxite sales.  As of September 30, 2009, we had made payments of $3.75 million.  The remaining $2.25 million is expected to be paid in monthly installments through December 2009.

Stockholder class action lawsuits

In March 2009, four purported stockholder class actions were filed against us in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.   These actions have been consolidated and a lead plaintiff has been confirmed.  These cases allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  These actions seek rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Risk

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery, purchasing primary aluminum put options, or collar contracts (a combination of a put and a call options) as well as by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).  Our risk management activities do not include any trading or speculative transactions.

Apart from the Glencore Metal Agreement I, Glencore Metal Agreement II and Southwire Metal Agreement, we had forward delivery contracts to sell 30,866 metric tons and 84,047 metric tons of primary aluminum at September 30, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 304 metric tons and 330 metric tons of primary aluminum at September 30, 2009 and December 31, 2008, respectively, of which 319 metric tons were with Glencore at December 31, 2008 (none were with Glencore at September 30, 2009).

All of the outstanding primary aluminum forward financial sales contracts were settled in July 2008 in a termination transaction with Glencore.  We had no fixed price forward financial contracts to purchase aluminum at September 30, 2009 or December 31, 2008.

In September 2009, we entered into primary aluminum put option contracts that settle monthly from October 2009 through December 2010 based on the LME prices.  Our counterparties include Glencore, a related party, and a non-related third party.  We accounted for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gains losses on forward contracts.  The following table shows the primary aluminum put option contracts outstanding as of September 30, 2009.

Primary Aluminum Put Option Contracts as of September 30, 2009:
	(metric tons)
	2009	2010	Total
Glencore	9,000	36,000	45,000
Other counterparties	6,000	24,000	30,000
	15,000	60,000	75,000

Additionally, to mitigate the volatility of the natural gas markets, we enter into fixed price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.

Natural Gas Forward Financial Purchase Contracts as of:
	(MMBTU)
	September 30, 2009	December 31, 2008
2009	250,000	3,340,000

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.3 million on net loss on forward contracts for the period ended September 30, 2009 as a result of the natural gas forward financial purchase contracts outstanding at September 30, 2009.

Exchange Rate Risk

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona and the Chinese yuan.  Grundartangi’s labor, maintenance and other local service costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect a significant portion of the capital expenditures for construction of the Helguvik project will be denominated in currencies other than the U.S. dollar.

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.

Economic hedges

Our alumina contracts, with the exception of a portion of Hawesville’s new alumina contract with Gramercy, are indexed to the LME price for primary aluminum.    As of September 30, 2009, these contracts hedge approximately 5% of our production.  As of September 30, 2009, approximately 25% of our production for the remainder of 2009 is hedged by our LME-based alumina contracts and Grundartangi’s electrical power and tolling contracts.  The previous Gramercy alumina contract was terminated in August 2009 and replaced by a fixed price alumina contract and an LME-based price alumina contract.  See Note 6 Gramercy and St. Ann transfer in the consolidated financial statements included herein.

Iceland.  Substantially all of Grundartangi’s revenues are derived from toll conversion agreements with Glencore and a subsidiary of BHP Billiton Ltd., whereby Grundartangi converts alumina provided by these companies into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi’s LME-based toll revenues are subject to the risk of decreases in the market price of primary aluminum; however, Grundartangi is not exposed to increases in the price for alumina, the principal raw material used in the production of primary aluminum.  In addition, under its power contract, Grundartangi purchases power at a rate which is a percentage of the LME price for primary aluminum, providing Grundartangi with a hedge against downswings in the market for primary aluminum.  Grundartangi’s tolling revenues include a premium based on the exemption available to Icelandic aluminum producers from the EU import duty for primary aluminum.  In May 2007, the EU members reduced the EU import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years.  This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues and further decreases would also have a negative impact on Grundartangi’s revenues.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our audit committee and board of directors.

Subprime and Related Risks

Asset-backed securities related to subprime consumer mortgages have experienced significant increases in expected default rates, resulting in a dramatic reduction in asset prices and market liquidity.  Our exposure to these instruments is limited, but we continue to review this exposure.  At present, we believe our exposure is limited to assets in our pension plans that are invested in bond funds.  We believe that approximately 1.6% of our pension assets are invested in various subprime investments.  The approximate value of these assets at September 30, 2009 was $1.1 million.  We do not expect that any defaults would be material to our financial position or results of operations.  Any defaults in these funds would lower our actual return on plan assets and increase the defined benefit plan net loss in other comprehensive income, and subsequently increase our pension expense and future funding requirements as these losses are amortized over the service life of the participants.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

b. Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2009, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

The risk factors presented below update and should be considered in addition to the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

We face substantial risks relating to the operational restructuring.

Our operational restructuring plan entails previous and possible additional capacity curtailment at our facilities, the renegotiation of long-term commercial contracts, the reduction of other operating costs, the reduction of capital expenditures, the possible financing of our Helguvik facility and potential asset sales, among other things.  We face several risks related to the implementation of the operational restructuring, including our inability to successfully complete these actions as planned, reduce our cost structure and generate proceeds from any asset sales.  In addition, we may be exposed to lawsuits as a result of our operational restructuring.  For additional risks relating to the operational restructuring, see “—Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today,” “—A majority of our aluminum sales at Hawesville are subject to contracts which limit our ability to curtail capacity and create dependence on a major customer,” “—We would be required to incur substantial costs in order to curtail unprofitable aluminum production,” “—Changes or disruptions to our current alumina and other raw material supply arrangements could increase our raw material costs,” “—Certain of our contracts for raw materials, including certain contracts for alumina and electricity, require us to take-or-pay for fixed quantities of such materials, even if we curtail unprofitable production capacity” and “—Union disputes could raise our production costs or impair our production operations.”  As a result of the above, we cannot assure you that we will be successful in implementing the operational restructuring as planned or receive the benefits we are seeking from its implementation.

In connection with the operational restructuring, whether as a consequence of its actual implementation or the difficulty in realizing the intended benefits of the operational restructuring, we may have to seek bankruptcy protection for some or all of our U.S. subsidiaries and/or may be forced to sell some or all of our U.S. subsidiaries.  If we were to seek bankruptcy protection for these subsidiaries, we would face additional risks, including the risk filing for bankruptcy of one or more of these subsidiaries may constitute an event of default under the revolving credit facility unless we receive the waivers, consents and/or amendments from the lenders under our existing loan and security agreement that we intend to seek if we pursue such bankruptcy protection.  This could cause concern among our customers and suppliers generally, distract our management and our other employees and subject us to increased risks of lawsuits.  Other negative consequences could include negative publicity, which could have a material negative impact on the trading price of our securities and negatively affect our ability to raise capital in the future.  If there were to be a default under the revolving credit facility, such an event could give rise to a cross-default under the indentures governing the 1.75% Notes and the 7.5% Senior Notes due 2014, the revolving credit facility and any other agreement governing debt we may incur in the future.  Such a default could, among other things, allow the holders of the debt or the lenders, as the case may be, to accelerate their debt and to seek to foreclose on any collateral that has been granted to secure their debt.  If we were to sell some or all of our U.S. subsidiaries, we may be forced to sell them for substantially less than their full value.

The failure to successfully implement the operational restructuring or to achieve its intended benefits could have a material adverse effect on our business, financial condition, results of operations and liquidity, including the use of cash greater than currently anticipated.  Even if we successfully complete the operational restructuring, factors beyond our control, such as London Metal Exchange (“LME”) prices, global supply and demand for aluminum and our competitive position, among others, could have a material adverse effect on our business, financial condition, results of operations and liquidity, including the use of cash greater than currently anticipated.

Provisions in our charter documents and state law may make it difficult for others to obtain control of Century Aluminum, even though some stockholders may consider them to be beneficial.

Certain provisions of our restated certificate of incorporation, amended and restated bylaws and our Tax Benefit Preservation Plan, as well as provisions of the Delaware General Corporation Law, may have the effect of delaying, deferring or preventing a change in control of Century, including transactions in which our stockholders might otherwise have received a substantial premium for their shares over then current market prices. For example, these provisions:

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

Our Tax Benefit Preservation Plan would also cause substantial dilution to any person or group who attempts to acquire a significant interest in us without advance approval from our board of directors.

While these provisions and our stockholder rights plan have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. We are also subject to Delaware laws that could have similar effects. One of these laws prohibits us from engaging in a business combination with a significant stockholder unless specific conditions are met.

In addition, several of our officers have entered into employment and severance compensation agreements that provide for cash payments, immediate vesting of stock options and performance shares and acceleration of other benefits under certain circumstances, including a change in control of Century. Our 1996 Stock Incentive Plan, as amended, also provides for acceleration of the ability to exercise stock options and the vesting of performance shares upon a change in control, and our Non-Employee Directors’ Stock Option Plan provides for acceleration of an option holder’s ability to exercise stock options upon a change in control. Our relationship with Glencore may also deter a takeover. As of September 30, 2009, we believe that Glencore beneficially owned, through its common stock, approximately 38.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 48.1% economic ownership of Century.  In addition, we have extensive commercial dealings with Glencore. We have agreed with Glencore that if we make a widely distributed public offering for cash and Glencore is not permitted to maintain its economic ownership of us at 47% in such offering, Glencore can purchase in the open market enough voting securities to maintain its 47% economic ownership interest of us.

Under the terms of our Standstill and Governance Agreement, Glencore agreed that from April 7, 2009 through January 7, 2010, Glencore may not acquire more than 49% of our voting securities. Glencore also has agreed to forego or restrict certain actions, including unsolicited business combination proposals, tender offers, proxy contests and sales of its common and preferred shares for a limited period of time. These limitations on Glencore’s ability to acquire voting securities and seek control of Century could deter a takeover by Glencore. Glencore’s substantial ownership interest in us and our other commercial dealings with Glencore could have the effect of deterring a takeover bid by a third party.

Declines in aluminum prices have adversely affected our financial position and results of operations, and further declines or an increase in our operating costs could result in further curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available.

The price of primary aluminum is frequently volatile and fluctuates in response to general economic conditions, expectations for supply and demand growth or contraction and the level of global inventories.  The crisis in financial and credit markets has led to a pronounced downturn in global economic activity, which is expected to be long in duration.  The global market for commodities has deteriorated in line with the decline in the global economy.  Declining demand for aluminum products in developed and developing nations, increasing stocks on the LME and a general lack of confidence in future economic conditions have combined to produce an unprecedented decline in the LME price for aluminum.  The average LME price for primary aluminum fell 62% from its high on July 11, 2008 ($3,292 per metric ton), to a low of $1,254 per metric ton on February 24, 2009, before rising to $1,949 per metric ton on October 24, 2009.  This represents one of the most substantial and rapid declines in the history of recorded LME prices.    While this environment has led to significant production curtailments, industry experts believe supply still outweighs weakened demand.  The decline in aluminum prices has adversely impacted our operations, particularly in our U.S. facilities, since our operating costs have not fallen to the degree that aluminum prices have dropped.  Our U.S. smelting capacity is roughly break even on a cash basis at recent primary aluminum prices of approximately $1,800 per metric ton.

Any decline in aluminum prices adversely affects our business, financial position, results of operations and cash flows. Sustained depressed prices for aluminum would have a material adverse impact on our business, financial position, results of operations and cash flows.  If the price we realize for our products falls below our cost of production, we will have to rely on other sources of liquidity to fund our operations. Potential other sources of liquidity could include additional issuances of equity, equity-linked securities, debt issuances, prepaid aluminum sales, asset sales and sales of minority interests in our operations.  We cannot assure you that any of these financing alternatives will be available or, if available, that they will be successfully completed. In addition, any future equity or equity-linked security issuance may be dilutive to our existing stockholders, and any future debt incurrence would increase our leverage and interest expense and would likely contain restrictive covenants.  We may also curtail additional operations at one or more of our facilities.  Such curtailments require cash expenditures which we might not be able to fund. There can be no assurances that we will be able to secure the required alternative sources of liquidity to fund our operations or to take actions necessary to curtail additional operations, if these steps are required.

A continuation or worsening of global financial and economic conditions could adversely impact our financial position and results of operations.

The global financial and credit market disruptions have reduced the availability of liquidity and credit generally. The shortage of liquidity and credit, combined with substantial reductions in asset values, is likely extending and worsening the worldwide economic recession. The general slowdown in economic activity caused by the domestic recession and difficult international financial and economic conditions will adversely affect our business, financial condition, results of operations and cash flows as the demand for primary aluminum has been reduced and the price of our products has fallen. A continuation or worsening of the current difficult financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale and could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

Our consolidated cash balance and short-term investments at September 30, 2009 was approximately $196 million compared to $143 million at December 31, 2008.  The balance at September 30, 2009 included approximately $90 million in tax refunds and $104 million in net proceeds from the sale of our common stock received during the first quarter of 2009.  As of September 30, 2009, we had approximately $44 million of net availability under our revolving credit facility.  This availability has been negatively impacted by lower-of-cost-or-market adjustments that reduced inventory values, the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory.  Further curtailments of production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009.  Due to the downturn in the financial markets, including the issues surrounding the solvency of many institutional lenders and the failure of banks, we may be unable to utilize the full borrowing capacity under our credit facility if any of the committed lenders is unable or unwilling to fund its respective portion of any funding request we make under our credit facility. In addition, the lenders under our revolving credit facility have the ability to modify the reserve criteria in the facility, which could further reduce our borrowing base. As a result, liquidity available to us under the revolving credit facility could be reduced. Finally, our revolving credit facility will mature in September 2010, and the holders of the approximate $47 million aggregate principal amount of 1.75% Notes we expect to remain outstanding have an option to require us to repurchase all or any portion of these securities at par in August 2011 and to require us to settle in cash at market prices up to the aggregate principal amount of the 1.75% Notes upon conversion, which may occur at any time.  Each of these events will increase our liquidity needs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2009 and June 30, 2009, and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, “Liquidity and Capital Resources.”

Although in the past we have generally been able to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could, depending upon the future price of aluminum (over which we have no control) and our future capital programs, require substantial liquidity and access to sources of funds, including from capital and credit markets.  Changes in global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  If, among other factors, (1) primary aluminum prices were to decline further, (2) our costs are higher than contemplated, (3) we suffer unexpected production outages, or (4) Icelandic laws change and either increase our tax obligations or limit our access to cash flow from our Icelandic operations, our expectations of our liquidity would change and we would need to identify additional sources of liquidity sooner and the period of time for which we would expect our liquidity to be sufficient to fund our operations would be shorter.  Current conditions have made, and will likely continue to make, it difficult to obtain new funding for our operating and capital needs, if required, from the credit and capital markets. In particular, the cost of raising money in the debt and equity capital markets has increased, while the availability of funds from those markets has diminished, and we have limited available committed financing. Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining funding from the credit markets has increased as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers. An inability to access capital and credit markets could be expected to have an adverse effect on our business, financial condition, results of operations and cash flows.

Due to these factors, we cannot be certain that funding for our operating or capital needs will be available from the credit and capital markets if needed and to the extent required, or on acceptable terms. If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures, fund operations, capital expenditure or other obligations, any of which could have a material adverse effect on our business, financial condition and results of operations.

The turmoil in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  As a result of poor investment returns due to the global financial crisis, the benefit plans we maintain were underfunded as of September 30, 2009, and could require significant cash contributions in 2010, further stressing our liquidity position. If capital markets remain depressed, pension fund balances would remain reduced and additional cash contributions to the pension funds could be required.  Additionally, as a result of our curtailment actions, we may be required to make additional significant contributions to the pension funds earlier than anticipated.

If economic and political conditions in Iceland continue to deteriorate, our financial position and results of operations could be adversely impacted.

Iceland is important to our business.  Approximately one-third of our existing primary aluminum production capacity is located in Iceland. Our production assets in Iceland have recently had a lower cost of production and produced more favorable financial results than our production assets in the U.S.  In addition, our most significant new growth prospects are in Iceland. To operate our business and pursue our growth activities, we maintain operating cash management accounts in Iceland with Icelandic banks. The three major Icelandic banks were taken into government administration during the fourth quarter of 2008, and, on January 26, 2009, Iceland’s Prime Minister and his cabinet resigned, requiring an interim government to be formed.  General elections were held in April 2009 and a formal government was established in May 2009 resulting in a new coalition led by the Social Democratic Alliance and the Left Green Movement parties. The Left Green Party has generally been less supportive of aluminum projects than the parties leading the prior government.  As a result of concern about the stability of the Icelandic financial markets, cash management activities in Iceland became more challenging. For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland. In furtherance of this objective, on November 28, 2008, the Central Bank of Iceland adopted rules regarding the movement of foreign currency within and outside of Iceland. The rules are broad and impose many restrictions on the movement of foreign currencies outside of Iceland. By letter dated January 23, 2009, we were notified that our Icelandic operations are exempt from these foreign currency rules. However, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic and financial conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to pay vendors, process payroll and receive payments could be adversely impacted. In addition, the collapse of the Icelandic banking system, combined with other factors, has resulted in a significant deterioration in the general economic conditions in the country. While our business in Iceland is currently operating without significant difficulties, further impacts, if any, of these developments are uncertain and cannot be estimated at this time.

A significant amount of our operations are located in Iceland and subject to Icelandic laws, including Icelandic tax and environmental laws.

On October 1, 2009, the Icelandic Minister of Finance proposed substantial new taxes on power intensive industry companies, which consume a significant portion of the total consumption of electricity in Iceland. The proposal relates to taxation of the consumption of electricity and carbon.  Although the precise terms of the proposals are not finalized, and neither the Icelandic parliament nor the ministers of the government have acted on the proposals, it is estimated that, if adopted, the proposals could significantly increase Grundartangi’s tax liabilities.  If this were to occur, our financial position and results of operations could be adversely impacted.

In addition, construction of power infrastructure, including the transmission lines, which would serve the Helguvik project is subject to an Icelandic environmental impact assessment, which is subject to appeal and review.  The planning agency responsible for the environmental impact assessments related to the power infrastructure has approved the infrastructure projects.  However, the decisions related to these approvals have been appealed and are being reviewed.  Given the uncertainty surrounding the environmental impact assessment, there may be a delay in the completion of the necessary power infrastructure to serve the Helguvik project.  If delays occur, we may incur delays and additional costs in connection with the construction of the Helguvik project.  In addition to any increased construction costs, if any new environmental impact assessments are required or the results of the planning agency are successfully challenged, these actions may result in a delay in the construction of the power infrastructure.  A substantial delay in completion of the power infrastructure could jeopardize the delivery of power to the Helguvik project, which could jeopardize the completion of the Helguvik project and could have a material negative impact on our financial performance and future prospects.

Our planned construction and development activities require substantial capital and financing. We may be unable to obtain needed capital or financing on satisfactory terms or at all, which could delay or curtail our planned construction and development activities.

In light of global financial and economic conditions, we are reviewing our capital plans and reducing, stopping or deferring all non-critical capital expenditures in our existing smelters. Nordural Helguvik ehf has made and continues to make modest capital expenditures for the construction and development of our new Helguvik project in Iceland. In 2008, approximately $71 million in capital expenditures was expended for the Helguvik project, and, from inception through December 31, 2008, approximately $83 million was expended for Helguvik. Nordural Helguvik ehf is currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and current commodity prices. During this evaluation process, Nordural Helguvik ehf has significantly reduced spending on the project; Nordural Helguvik ehf expects that capital expenditures on this project during 2009 is expected to be in the range of $25 to $30 million until and unless a decision is made to restart major construction and engineering activities. See “—Construction at our Helguvik smelter site is under review. Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today.”

Construction at our Helguvik smelter site is under review. Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today.

Nordural Helguvik ehf is currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and current commodity prices. During this evaluation process, Nordural Helguvik ehf has significantly reduced spending on the project. Nordural Helguvik ehf cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner. We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner. If we fail to achieve operations, we may have to recognize a loss on our investment, which would have a negative impact on our future earnings.

If Nordural Helguvik ehf decides to proceed with the Helguvik project, this project is subject to various contractual approvals and conditions. There can be no assurance that the contractual approvals and conditions necessary to proceed with construction of the Helguvik smelter will be obtained or satisfied on a timely basis or at all. In addition, such approvals as are received may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint. Even if we receive the necessary approvals on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, we will also need to arrange additional financing and either enter into tolling arrangements or secure a supply of alumina.  In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material negative impact on our financial performance and future prospects.

We intend to finance our future capital expenditures from future capital raising, available cash and cash flow from operations.  We may be unable to raise additional capital, or do so on attractive terms, due to a number of factors including a lack of demand, poor economic conditions, unfavorable interest rates or our financial condition or credit rating at the time.  Continued turbulence in the U.S. and international markets and economy may adversely affect our liquidity, our ability to access the capital markets and our financial condition. If additional capital resources are unavailable, we may further curtail construction and development activities.

If we are unable to procure a reliable source of power, the Helguvik project will not be feasible.

The Helguvik project will require generation and transmission of electricity to power the smelter. Our indirect, wholly owned Iceland subsidiary, Nordural Helguvik ehf, has entered into agreements with two providers of geothermal power in Iceland for a substantial portion of this power. These two power company agreements are subject to certain conditions for each stage of delivery of power, some of which for the initial delivery of power are not expected to be satisfied or deferred until November 2009.  These conditions include approvals by the boards of directors of the power companies, as well as environmental agency approvals for the power producing assets. Previously granted environmental approvals have been appealed and are under review to determine whether generation of power and transmission of power should be considered together.  Given the uncertainty surrounding power generation and transmission environmental impact assessments, there may be a delay in the completion of the necessary power infrastructure to serve the Helguvik project. In addition, generation of the electrical power contracted for the Helguvik smelter will require successful development of new geothermal energy sources within designated areas in Iceland. If there are construction delays or technical difficulties in developing these new geothermal fields, power may be delayed or may not be available. Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and delivery of electric power are substantially beyond our ability to control, influence or predict, including the power providers’ ability to finance the development of new geothermal energy sources. In October 2007, Nordural Helguvik ehf signed a transmission agreement with Landsnet to provide an electrical power transmission system to the Helguvik smelter. If Nordural Helguvik ehf is unable to proceed with the project, it may have to reimburse Landsnet for certain expenditures under this agreement.

Any reduction in the duty on primary aluminum imports into the European Union decreases our revenues at Grundartangi.

Certain of Grundartangi’s tolling agreements include a premium based on the EU import duty for primary aluminum. In May 2007, the EU members reduced the import duty for primary aluminum from six percent to three percent and agreed to review the new duty after three years. This decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues, and further decreases would also have a negative impact on Grundartangi’s revenues.

A majority of our aluminum sales at Hawesville are subject to contracts which limit our ability to curtail capacity and create dependence on a major customer.

We have a contract with Southwire which is due to expire in March 2011. Southwire’s facility is located adjacent to Hawesville. Due to this proximity, we are able to deliver molten aluminum to this customer, thereby eliminating our casting and shipping costs and our customer’s freight and remelting costs and reducing our sales and marketing costs.  Our contract with Southwire obligates us to deliver required quantities of molten aluminum, which limits our ability to cut costs by curtailing operations.  Curtailing operations at this facility would not relieve us of our contractual obligations.

Approximately 20% of our consolidated net sales for 2008 were derived from sales to Southwire. We may be unable to extend or replace our contract with Southwire when it terminates. If we are unable to renew this contract when it expires or if Southwire significantly reduces its purchases under this contract, we would incur higher casting and shipping costs and potentially higher sales and marketing costs.  Hawesville is not currently qualified to sell metal directly to the LME; if it were required to make sales outside of the Southwire contract prior to us receiving this qualification, these sales would likely require the services of third party agents, which would require us to incur additional costs. There can be no assurance that our current initiatives to qualify Hawesville will be successful.

We would be required to incur substantial costs in order to curtail unprofitable aluminum production.

At recent aluminum prices of approximately $1,800 per metric ton, our U.S. operations are roughly break-even on a cash basis.  Thus, if primary aluminum prices decrease and our costs do not fall at an equal rate, we will either need to identify new sources of liquidity, additional cost reductions or to further curtail operations, to fund ongoing operations and investments and satisfy other obligations.  We have curtailed production capacity and operations at our Ravenswood and Hawesville facilities, and additional operations at our facilities could be curtailed if the LME selling price for aluminum declines.  Curtailing unprofitable production to reduce our operating costs would require us to incur substantial expense, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that will continue even if we curtail operations at these facilities. These costs will reduce the cost saving advantages of curtailing unprofitable aluminum production. In addition, the prospect of these costs limits our flexibility to curtail all of our unprofitable production.  In addition to these costs, our joint ownership of certain of our operations limits our ability to curtail these operations.

Losses caused by disruptions in the supply of power would adversely affect our operations.

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

We depend on a limited number of suppliers for alumina.  Disruptions to our supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier’s alumina refinery.  These disruptions may require us to purchase alumina on the spot market on less favorable terms than under our current agreements.  Our business also depends upon the adequate supply of other raw materials, including aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes, at competitive prices.  Although there remain multiple sources for these raw materials worldwide, consolidation among suppliers has globally reduced the number of available suppliers in this industry.  A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials or other unforeseen factors may adversely affect our operating results if we are unable to secure alternate supplies of these materials at comparable prices.

Certain of our contracts for raw materials, including certain contracts for alumina and electricity, require us to take-or-pay for fixed quantities of such materials, even if we curtail unprofitable production capacity.

We have obligations under certain contracts to take-or-pay for specified quantities of alumina over the term of those contracts, regardless of our operating requirements.  In addition, under the terms of the power supply agreement for Hawesville, and subject to certain mitigation agreements, Hawesville purchases power on a take-or-pay, cost-based basis.  Therefore, the financial position and results of operations of Hawesville may be affected by the market price for electric power, even if we curtail unprofitable production capacity.  We will continue to incur costs under these contracts to meet or settle our contractual obligations.  If we are unable to use such raw materials in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.

We may be required to write down the book value of certain assets.

We are required to perform various analyses related to the carrying value of various tangible and intangible assets annually or whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given the recent lack of profitability of certain of our production facilities and, more generally, global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets. In our results for the fourth quarter ended December 31, 2008, we determined that an impairment charge to reduce the carrying value of a portion of our long-lived assets was not currently required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35 (formerly Statement of Financial Accounting Standards No. (“FAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).  We will continue to evaluate these assets as long as events or circumstances indicate that their net carrying amount may not be recoverable and we may be required to record impairment charges in the future.  We recorded an impairment charge of approximately $95 million to eliminate the carrying value of our goodwill relating to the acquisition of Nordural in accordance with ASC 350 (formerly FAS 142, “Goodwill and Other Intangible Assets”).  We also recorded a valuation allowance of approximately $544 million against a significant portion of our deferred tax assets based upon our best estimate of our ability to realize the net deferred tax assets.  Management will continue to evaluate our tangible and intangible assets for impairments and valuation allowance, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and reduce our balance of retained earnings.

Our credit ratings have been downgraded by two major credit rating agencies.

Two major credit rating agencies have changed the status of our ratings on a general basis and on our specific debt securities. On January 30, 2009, Standard & Poor’s removed their CreditWatch and downgraded our credit rating to “B” with a negative outlook from “BB-.”  Standard & Poor’s has stated that the downgrade reflects their expectation that operating results will deteriorate over the next several quarters due to continued low aluminum prices that are unlikely to show significant improvement until general economic activity picks up globally and high inventory levels are reduced.  According to Standard & Poor’s, an obligation rated “B” is more vulnerable to nonpayment than obligations rated “BB,” but the obligor currently has the capacity to meet its financial commitment on the obligation.  Standard & Poor’s also notes that adverse business, financial, or economic conditions will likely impair the obligor’s capacity or willingness to meet its financial commitment on the obligation.  On April 6, 2009, Moody’s Investors Service downgraded our credit rating to “Caa3 from “B2” with a negative outlook and kept our ratings under review for further possible downgrade; on October 2, 2009, Moody’s revised the outlook from negative to stable.  Moody’s has stated the “Caa3” corporate family rating anticipates that operating cash flow generated from Grundartangi is unlikely to be sufficient to support ongoing operations across Century on a sustained basis. According to Moody’s, obligations rated “Caa3” are judged to be of poor standing and are subject to very high credit risk, and have “extremely poor credit quality.”

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

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions. Historically, aluminum prices have been volatile, and we expect such volatility to continue. Currently, we are experiencing unfavorable global economic conditions and a decline in worldwide demand for primary aluminum.  Declines in primary aluminum prices reduce our earnings and cash flows. This downturn in aluminum prices has significantly reduced the amount of cash available to meet our current obligations and fund our long-term business strategies.

Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could affect our operating results.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including alumina, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes. Because we sell our products based on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments and financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows if we curtail unprofitable production capacity.  Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s fuel costs. An increase in these fuel costs would increase the price this facility pays for electricity. Costs under the Mt. Holly electricity contract have substantially increased in recent years with rising fuel prices. As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Berkeley may be affected by the price for electric power, including if we curtail unprofitable production capacity.

Unexpected events, including natural disasters, may increase our cost of doing business or disrupt our operations.

Unexpected events, including fires or explosions at our facilities, natural disasters, such as hurricanes, unplanned power outages, supply disruptions, or equipment failures, may increase our cost of doing business or otherwise disrupt our operations.

Union disputes could raise our production costs or impair our production operations.

The bargaining unit employees at Hawesville and Ravenswood are represented by the USWA. Century’s USWA labor contracts at Hawesville and Ravenswood expire in March 2010 and August 2010, respectively. Our bargaining unit employees at Grundartangi are represented by five unions under a collective bargaining agreement that expires on December 31, 2009. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future. Any threatened or actual work stoppage in the future could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We are subject to a variety of environmental laws and regulations that could result in costs or liabilities.

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.  We, along with others, including current and former owners of a facility on St. Croix in the Virgin Islands, formerly owned by a subsidiary of ours, have been sued for alleged natural resources damages at the facility. In addition, in December 2006, Century and the company that purchased the assets of our St. Croix facility in 1995 were sued by the Commissioner of the U.S. Virgin Islands Department of Planning and Natural Resources, alleging our failure to take certain actions specified in a Virgin Islands Coastal Zone management permit issued to our subsidiary, Virgin Island Alumina Corporation LLC, in October 1994. In July 2006, Century was named as a defendant together with certain affiliates of Alcan Inc. in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998 and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. Our known liabilities with respect to these and other matters relating to environmental compliance and cleanup, based on current information, are not expected to be material. If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may be material and could affect our liquidity and our operating results. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs.

Acquisitions may present difficulties.

We have a history of making acquisitions and we expect to make acquisitions in the future based on several factors, including whether primary aluminum prices in the global market improve. We are subject to numerous risks as a result of our acquisition strategy, including the following:

•	we may spend time and money pursuing target acquisitions that do not close;
•	acquired companies may have contingent or hidden liabilities;
•	it may be challenging for us to manage our existing business as we integrate acquired operations;
•	we may not achieve the anticipated benefits from our acquisitions; and
•	management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming and difficult to maintain.

Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated.

International operations expose us to political, regulatory, currency and other related risks.

Grundartangi was our first facility located outside of the United States, and it represents approximately 33% of our overall primary aluminum production capacity. In addition, we have begun to construct an aluminum smelter near Helguvik, Iceland. In April 2008, we purchased 40% of Baise Haohai Carbon Co., Ltd., a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of southern China. International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws. In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. Grundartangi’s revenues are denominated in U.S. dollars, while its labor costs are denominated in ISK and a portion of its anode costs are denominated in euros. Economic, financial and political conditions in Iceland have deteriorated significantly. See “—If economic and political conditions in Iceland deteriorate, our financial position and results of operations could be adversely impacted” and “—Construction at our Helguvik smelter site is under review. Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today” above for more information. As we continue to explore other opportunities outside the U.S., including the Helguvik facility, our currency risk with respect to the ISK and other foreign currencies will significantly increase.

Our historical financial information may not be comparable to our results for future periods.

Our historical financial information is not necessarily indicative of our future results of operations, financial position and cash flows. For example, certain of our historical financial data do not reflect the effects of the curtailment of operations and certain other aspects of the Operational Restructuring.

We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.

As of September 30, 2009, we had an aggregate of approximately $305 million face value of outstanding debt pro forma for the debt-for-equity exchanges relating to our 1.75% Notes that have closed or are contracted to close in the fourth quarter of 2009.  We may incur additional debt in the future.

The level of our debt could have important consequences, including:

•	increasing our vulnerability to adverse economic and industry conditions;
•
reducing cash flow available for other purposes, including capital expenditures, acquisitions, dividends, working capital and other general corporate purposes, because a substantial portion of our cash flow from operations must be dedicated to servicing our debt; and

•	limiting our flexibility in planning for, or reacting to, competitive and other changes in our business and the industry in which we operate.

We have various obligations to make payments in cash that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Holders of the 1.75% Notes will retain the right to convert them at any time, which would require us to deliver cash up to the aggregate principal amount of notes to be converted.  In addition, in August 2011, the holders of the 1.75% Notes have an option to require us to repurchase all or any portion of these securities at par. Our industrial revenue bonds (“IRBs”) and borrowings on our credit facility are at variable interest rates, and future borrowings required to fund working capital at Grundartangi or the construction of the Helguvik facility may be at variable rates. An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.  In addition to our debt, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our operational flexibility.

Our ability to pay interest on and to repay or refinance our debt, and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control, as well as our access to additional sources of liquidity.  Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all.

Restrictive covenants in our revolving credit facility and the indenture governing our 7.5% Senior Notes due 2014 (“7.5% Notes”) limit our ability to incur additional debt, restructure certain of our operations and pursue our growth strategy.

Our revolving credit facility and the indenture governing our 7.5% Notes each contain, various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and pursue our growth strategy.  Among other things, our revolving credit facility places limitations on:

•	capital expenditures;
•	additional debt;
•	affiliate transactions;
•	liens;
•	guarantees;
•	mergers and acquisitions;
•	dividends;
•	distributions;
•	capital redemptions; and
•	investments.

Similarly, subject to certain qualifications and exceptions, the indenture governing our 7.5% Notes restricts our ability and the ability of certain of our subsidiaries to:

•	incur additional debt;
•	create liens;
•	pay dividends or make distributions in respect of capital stock;
•	purchase or redeem capital stock;
•	make investments or certain other restricted payments;
•	sell assets;
•	issue or sell stock of certain subsidiaries;
•	enter into transactions with shareholders or affiliates; or
•	effect a consolidation or merger.

Any failure to comply with those covenants would likely constitute a breach under the revolving credit facility or the indenture governing the notes, which may result in the acceleration of all or a substantial portion of our outstanding debt and termination of commitments under our revolving credit facility. If our debt is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.

Despite our substantial level of debt, we may still incur significantly more debt, which could exacerbate any or all of the risks described above.

We may incur substantial additional debt in the future. Although the loan and security agreement governing our revolving credit facility and the indenture governing the 7.5% Notes limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions will be subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the loan and security agreement governing our revolving credit facility and the indenture governing the 7.5% Notes do not prevent us from incurring obligations that do not constitute debt.  For example, as of September 30, 2009, approximately $44 million would be available to us for borrowing under our revolving credit facility.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt, would increase.

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

We are a holding company and conduct all of our operations through our subsidiaries. Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries. Subject to the restrictions contained in our revolving credit facility and the indenture governing our 7.5% Notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock. For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland. In furtherance of this, on November 28, 2008, the Central Bank of Iceland adopted rules regarding the movement of foreign currency within and outside of Iceland. The rules are broad and impose many restrictions on the movement of foreign currencies outside of Iceland.  By letter dated January 23, 2009, we were notified that our Icelandic operations are exempt from these foreign currency rules. However, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1
Form of Certificate of Designations of Series B Junior Participating Preferred Stock of Century Aluminum Company (Attached as Exhibit A to the Tax Benefit Preservation Plan filed as Exhibit 4.1 hereto)
		8-K	000-27918	September 29, 2009
4.1	Tax Benefit Preservation Plan, dated as of September 29, 2009, between Century Aluminum Company and Computershare Trust Company, N.A.	8-K	000-27918	September 29, 2009
10.1	2009-2011 Long-Term Transformational Incentive Plan *				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 9, 2009	By:	/s/ LOGAN W. KRUGER
Logan W. Kruger
President and Chief Executive Officer

Date:	November 9, 2009	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1
Form of Certificate of Designations of Series B Junior Participating Preferred Stock of Century Aluminum Company (Attached as Exhibit A to the Tax Benefit Preservation Plan filed as Exhibit 4.1 hereto)
		8-K	000-27918	September 29, 2009
4.1	Tax Benefit Preservation Plan, dated as of September 29, 2009, between Century Aluminum Company and Computershare Trust Company, N.A.	8-K	000-27918	September 29, 2009
10.1	2009 - 2011 Long-Term Transformational Incentive Plan *				X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

* Management contract or compensatory plan.