Form 10-K
period 2009-12-31
CENTURY ALUMINUM CO
filed 2010-03-16
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-27918

CENTURY ALUMINUM COMPANY

(Exact name of registrant as specified in its charter)
Delaware	13-3070826
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

2511 Garden Road	93940
Building A, Suite 200	(Zip Code)
Monterey, California
(Address of registrant’s principal offices)

Registrant’s telephone number, including area code:  (831) 642-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Stock Market LLC
(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).*     Yes ☐    No ☐
* - The registrant is not currently required to submit interactive data files.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2009, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $285,000,000.  As of February 28, 2010, 92,535,991 shares of common stock of the registrant were issued and outstanding.

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

Item 1. Business

    Century Aluminum Company is a Delaware corporation with our principal executive offices located at 2511 Garden Road, Building A, Suite 200, Monterey, California  93940.

    Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.

Available Information

    Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com.  Our website provides access to filings we have made through the SEC's EDGAR filing system, including our annual, quarterly and current reports filed on Forms 10-K, 10-Q and 8-K, respectively, and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by our directors, executive officers and beneficial owners of more than 10% of our outstanding common stock. These filings are also available on the SEC website at www.sec.gov.  In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q, and Forms 8-K upon request.  Requests for these documents can be made by contacting our Investor Relations Department by mail at:  2511 Garden Road, Building A, Suite 200, Monterey, CA 93940, or phone at: (831) 642-9300. Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements.  We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,” “may,” “would,” “will,” “scheduled,” “potential” and similar words. These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Item 1, “Business,” Item 1A, “Risk Factors,” Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” including;

•
Declines in aluminum prices have adversely affected our financial position and results of operations in the recent past and future declines in aluminum prices or an increase in our operating costs could result in further curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available.

•
As part of our operational restructuring, we have curtailed and may continue to curtail operations at one or more of our facilities, which has required us to incur and may require us to further incur substantial costs and subject us to substantial risks in the future.  The failure to successfully implement our operational restructuring or to achieve its intended benefits could have a material adverse effect on our business, financial condition, results of operations and liquidity.

•	A continuation or worsening of global financial and economic conditions could adversely impact our financial position and results of operations.
•
Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

•	Poor performance in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.
•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.
•	International operations expose us to political, regulatory, currency and other related risks.
•	If economic and political conditions in Iceland deteriorate further, our financial position and results of operations could be adversely impacted.

•	Any future reductions in the duty on primary aluminum imports into the European Union (the “EU”) would decrease our revenues at our smelter in Grundartangi, Iceland (“Grundartangi”).
•
Substantial additional delays in the completion of the Nordural Helguvik ehf smelter (“Helguvik project”) may increase its cost, lower the project’s financial returns and impose other risks to completion that are not foreseeable today.

•
Our power supply agreements for the Helguvik project are subject to fulfillment of certain conditions, and there can be no assurance that these conditions will be met or that the cost required to meet the conditions makes the project impracticable or less attractive from a financial standpoint.

•	Changes in the relative cost and availability of certain raw materials and energy compared to the price of primary aluminum could adversely affect our operating results.
•
Many of our contracts for raw materials, including certain contracts for alumina and electrical power, require us to take-or-pay for fixed quantities of such materials that may limit our ability to curtail unprofitable production capacity.

•	Further consolidation within the metals industry could provide advantages to our competitors.
•	Disruptions in our power supplies could adversely affect our operations.
•	Union disputes or our inability to extend any of our existing collective bargaining agreements could raise our production costs or impair our production operations.
•	We are subject to a variety of environmental laws and regulations that could result in significant costs or liabilities to us.
•	Climate change legislation or regulations restricting certain types of emission of “greenhouse gases” could result in increased operating costs and cost of compliance for our business.
•	We may be required to write down the book value of certain assets.
•
We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.

•	Despite our substantial level of debt, we may incur additional debt in the future.
•
We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations and any limitations on the ability of our subsidiaries to do so may adversely affect our ability to meet our debt service obligations.

•
We have implemented a Tax Benefit Preservation Plan and taken other efforts to protect against a possible limitation on our ability to use net operating losses (“NOLs”), tax credits and other tax assets, however, there can be no assurance that these actions will be effective or that the Tax Benefit Preservation Plan will remain in place.

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

Overview

We produce primary aluminum.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the “LME”).  Our primary aluminum facilities produce value-added and standard-grade primary aluminum products.  Our current primary aluminum production capacity is 785,000 metric tons per year (“mtpy”), of which approximately 219,000 mtpy was curtailed as of February 28, 2010.  We produced approximately 605,000 mtpy of primary aluminum in 2009.

Our primary aluminum capacity includes our facility in Grundartangi, Iceland with capacity of 260,000 mtpy; our facility in Hawesville, Kentucky (“Hawesville”) with capacity of 244,000 mtpy; a facility in Ravenswood, West Virginia (“Ravenswood”), currently curtailed, with capacity of 170,000 mtpy; and a 49.7% interest in a facility in Mt. Holly, South Carolina (“Mt. Holly”) that provides us with capacity of 111,000 mtpy.  We are also developing a 360,000 mtpy primary aluminum facility in Helguvik, Iceland.  In addition to our primary aluminum assets, we have a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in China.  The BHH facility has an annual anode production capacity of up to 180,000 mtpy and an annual cathode graphitization capacity of up to 20,000 mtpy and supplies a portion of the anodes used in our Grundartangi facility.

In light of global economic conditions and our high relative operating cost structure, as of December 31, 2009, all operations at Ravenswood and one potline at Hawesville remain curtailed.  We have also significantly reduced spending on the Helguvik project.  With the curtailment actions implemented, our annualized production rate of primary aluminum is approximately 566,000 mtpy.  During 2009, we implemented several restructuring activities and we may consider implementing further restructuring activities in the future.  See Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations —Operational Restructuring.”

Primary Aluminum Facilities:

Facility	Location	Operational	Capacity (mtpy)	Active Operating Capacity (mtpy)	Ownership Percentage
Grundartangi	Grundartangi, Iceland	1998	260,000	260,000	100%
Hawesville (1)	Hawesville, Kentucky, USA	1970	244,000	195,000	100%
Ravenswood(2)	Ravenswood, West Virginia, USA	1957	170,000	—	100%
Mt. Holly (3)	Mt. Holly, South Carolina, USA	1980	224,000	111,000	49.7%

(1)
In March 2009, we curtailed one potline at the Hawesville facility.  We are currently operating four potlines with a capacity of 195,000 mtpy.  We may restart the curtailed potline if economic conditions improve.

(2)	In February 2009, we curtailed all operations at the Ravenswood facility. We may restart the curtailed operations if economic conditions improve.
(3)	Alcoa holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s capacity is approximately 111,000 mtpy.

Joint Venture Facilities:

Facility	Location	Type	Capacity	Ownership Percentage
Baise Haohai Carbon Co., Ltd (1)	Guangxi Zhuang, China	Carbon anode and cathode	180,000 mtpy anode; 20,000 mtpy cathode	40%

(1)	Guangxi Qiangqiang Carbon Co., Ltd. holds the remaining 60% ownership interest and is the operator.

Our current long-term strategic objectives are to: (a) expand our primary aluminum business by constructing, investing in or acquiring additional capacity that offers favorable returns and lowers our per unit production costs;  (b) further diversify our geographic presence; and (c) pursue low-cost upstream opportunities in bauxite mining, alumina refining and the production of other key raw materials.  The following table shows our primary aluminum shipment volumes since 2004.

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

Our Hawesville plant is located adjacent to its largest customer.  This location allows Hawesville to deliver a portion of their production in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. We believe that Hawesville also has a competitive advantage in that it currently is the largest producer of high purity aluminum in North America.

Customer Base

In 2009, we derived approximately 70% of our consolidated sales from our three major customers: Southwire Company (“Southwire”), Glencore International AG (together with its subsidiaries, “Glencore”) and BHP Billiton.  Additional information about the revenues and percentage of sales to these major customers is available in Note 23 Business Segments of the Consolidated Financial Statements included herein.  We currently have long-term primary aluminum sales or tolling contracts with each of these customers.  More information about these contracts is available under “Forward Physical Delivery Agreements” in Note 19 Forward Delivery Contracts of the Consolidated Financial Statements included herein.

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, primary aluminum.  Additional information about our primary aluminum segment and certain geographic information is available in Note 23 Business Segments to the Consolidated Financial Statements included herein.  For a description of certain risks attendant to our operations, see Item 1A, “Risk Factors.”

Energy, Key Supplies and Raw Materials

We consume the following key supplies and raw materials in the primary aluminum reduction process:

●	electricity	●	carbon anodes	●	liquid pitch
●	alumina	●	cathode blocks	●	calcined petroleum coke
●	aluminum fluoride	●	natural gas	●	silicon carbide

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75% of our 2009 cost of goods sold.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks attendant to our raw material supplies and labor, see Item 1A, “Risk Factors.”

Long-term Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi does not have alumina supply agreements because this facility tolls alumina provided by BHP Billiton, Norsk Hydro ASA (“Hydro”) and Glencore into primary aluminum.

Facility	Supplier	Term	Pricing
Mt. Holly	Trafigura AG	Through December 31, 2013	Variable, LME-based
Hawesville (1)	Gramercy Alumina	September 1, 2009 through December 31, 2010	Fixed Price/ Variable, LME-based
Various	Glencore	January 1, 2010 through December 31, 2014	Variable, LME-based

(1)	Pricing under the new contract is fixed for the first 125,000 metric tons (“MT”) delivered and LME-based for the remaining 65,500 MT (subject to certain conditions for floor pricing).

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process.  We have entered into long-term power supply agreements to provide power for the Helguvik project.  These contracts, described in Note 18 to the Consolidated Financial Statements included herein, are subject to various conditions.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)	Appalachian Power Company	Through September 30, 2010	Based on published tariff, with provisions for pricing based on the LME price for primary aluminum
Mt. Holly	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause through 2010; subject to a new fixed price schedule after 2010
Hawesville (2)	Big Rivers Energy Corporation (“Big Rivers”)	Through December 31, 2023	Cost-based
Grundartangi	Landsvirkjun	Through 2019 - 2029	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur
HS Orka hf
Helguvik (3)	Orkuveita Reykjavíkur	Through December 2036	Variable rate based on the LME price for primary aluminum
HS Orka hf

(1)
In February 2009, we curtailed all operations at the Ravenswood facility.  Appalachian Power supplies all of Ravenswood’s power requirements.  We will be subject to minimum demand charges associated with this contract and these costs are included in our curtailment costs.  Effective July 28, 2006, the Public Service Commission of the State of West Virginia approved an experimental rate design in connection with an increase in the applicable tariff rates.  Under the experimental rate, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  In September 2009, the West Virginia Public Service Commission (the “PSC”) extended the experimental rate design through September 30, 2010.

(2)
On July 16, 2009, Century Aluminum of Kentucky, our wholly owned subsidiary, (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”).The Big Rivers Agreement provides adequate power for Hawesville’s full production capacity requirements (approximately 482 megawatts (“MW”)) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the Big Rivers Agreement, any power not required by Hawesville will be made available for sale and we will receive credits for actual power sales up to our cost for that power.

(3)
The agreements are subject to the satisfaction of certain material conditions including, among other things, approval by the boards of directors of the power companies and environmental agency approval.  See Item 1A, “Risk Factors — If we are unable to procure a reliable source of power the Helguvik project will not be feasible.”

Labor Agreements

Our labor costs at Ravenswood and Hawesville are subject to the terms of labor contracts with the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) which generally have provisions for annual fixed increases in hourly wages and benefits adjustments.  The five labor unions represented at Grundartangi operate under a labor contract that establishes wages and work rules for covered employees.  The employees at Mt. Holly are employed by Alcoa and are not unionized.  A summary of key labor agreements is provided below.

Facility	Organization	Term
Hawesville (1)	USWA	Through March 31, 2010
Ravenswood	USWA	Through August 31, 2010
Grundartangi (2)	Icelandic labor unions	Through December 31, 2009

(1)	We are currently in discussions with the USWA regarding this labor contract, but are unable to predict the outcome of such negotiations at this time.
(2)
We are currently in discussions with the Grundartangi labor unions regarding this labor contract.  It has been our experience that discussions past the contract expiration are not unusual in Iceland. The plant has continued to operate normally during these extended negotiations.  See Item 1A, “Risk Factors — Union disputes could raise our production cost or impair our production operations.”

Pricing

Our operating results are highly sensitive to changes in the price of primary aluminum, power and the raw materials used in its production.  As a result, we try to mitigate the effects of fluctuations in primary aluminum, power and raw material prices through the use of various fixed-price commitments and financial instruments.

Generally, we price our products at an indexed or “market” price, in which the customer pays an agreed-upon premium over the LME price or other market indices.

Grundartangi derives substantially all of its revenues from tolling arrangements whereby it converts alumina provided by its customers into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi's revenues are subject to market price risk associated with the LME price for primary aluminum; however, because Grundartangi tolls alumina for its customers it is not exposed to fluctuations in the price of alumina.  Grundartangi’s tolling revenues include a premium based on the EU import duty for primary aluminum.  In May 2007, the EU members agreed to review the three percent duty after three years.  Any further decreases in the duty could have a negative impact on Grundartangi’s revenues.

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility located in Grundartangi, Iceland, is owned and operated by our subsidiary, Nordural Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity was expanded in 2001, 2006 and 2007.  The facility has a production capacity of 260,000 mtpy.

Grundartangi operates under various long-term agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  These agreements include: (a) an investment agreement which establishes Grundartangi's tax status and the Government's obligations to grant certain permits; (b) a reduction plant site agreement by which Grundartangi leases the property; and (c) a harbor agreement by which Grundartangi is granted access to the port at Grundartangi through 2020, subject to renewal at its option.

Tolling Agreements.  Grundartangi has long-term tolling agreements for all of its production capacity with BHP Billiton, Glencore and Hydro.  The tolling counterparties provide alumina and receive primary aluminum in return for tolling fees that are based on the LME price of primary aluminum.  See Note 19 Forward Delivery Contracts in the Consolidated Financial Statements included herein for more information about these agreements.

Power. Grundartangi purchases power from Landsvirkjun (a power company jointly owned by the Republic of Iceland and two Icelandic municipal governments), HS Orka hf and Orkuveita Reykjavíkur (“OR”) under various long-term contracts due to expire between 2019 and 2029. The power delivered to Grundartangi is priced at rates based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources.

Employees.  Our employees at Grundartangi are represented by five labor unions that operate under a labor contract that established wages and work rules for covered employees for the period through December 31, 2009.  We are currently in extended discussions with the unions and the plant has continued to operate normally during such negotiations.

Hawesville

Hawesville is owned by Century Aluminum of Kentucky, our wholly owned subsidiary.  Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970.  Hawesville has five reduction potlines with an annual rated production capacity of 244,000 metric tons.

In March 2009, CAKY completed the curtailment of one potline at its Hawesville, Kentucky aluminum smelter.  The action reduced primary aluminum production by approximately 49,000 metric tons per year and impacted approximately 120 employees.

Hawesville's four operating potlines are specially configured and operated to produce high purity primary aluminum and have an annual capacity of approximately 195,000 metric tons, making it the largest producer of high purity primary aluminum in North America.  The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a premium to standard-purity aluminum.  Hawesville’s specially configured plant provides the high-conductivity metal required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications.  The fifth curtailed potline has an annual capacity of approximately 49,000 metric tons of standard-purity aluminum.

Metal Sales Agreement.  Hawesville has an aluminum sales contract with Southwire (the “Southwire Metal Agreement”).  The Southwire Metal Agreement will expire March 31, 2011. The price for the molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies 240 million pounds (approximately 109,000 metric tons) of high-conductivity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility.  Under this contract, Southwire will also purchase 60 million pounds (approximately 27,000 metric tons) of standard-grade molten aluminum each year through December 2010.  In addition, we have a contract to sell to Glencore all primary aluminum we produce in the U.S., less existing agreements and high purity sales through December 31, 2010 (the “Glencore Sweep Agreement”).  The Glencore Sweep Agreement provides for variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Southwire Metal Agreement and Glencore Sweep Agreement is available under “Forward Physical Delivery Agreements” in Note 19 Forward Delivery Contracts of the Consolidated Financial Statements included herein.

Alumina.  In 2009, Hawesville received essentially all of its alumina supply from Gramercy Alumina LLC (“Gramercy”).  In 2010, Hawesville will receive its alumina supply from Gramercy and Glencore.

Power.  On July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into the Big Rivers Agreement to provide long-term cost-based power to CAKY.The term of the Big Rivers Agreement is through December 31, 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville will be made available for sale and we will receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.

E.ON has agreed to mitigate a significant portion of this near-term risk through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume Hawesville's obligations.  As part of this arrangement, E.ON will pay up to approximately $81 million to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to compensate CAKY for the fair value of the previous contract and to compensate CAKY for power in excess of CAKY’s current demand.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits over the term of the agreement.  To the extent the aggregate payments made by E.ON exceed the approximately $81 million commitment, Hawesville would repay this excess to E.ON over time, but only if the LME primary aluminum price were to exceed certain thresholds.  See Note 3 Long-term Power Contract for Hawesville in the Consolidated Financial Statements included herein.

Employees.  The bargaining unit employees at Hawesville are represented by the USWA.  Century’s collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires March 31, 2010.  We are currently in discussions with the USWA, but are unable to predict the outcome of such negotiations at this time.

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

Metal Sales Agreements.  We have a contract to sell Glencore 20,400 metric tons per year of primary aluminum produced at Mt. Holly or Hawesville at a price determined by reference to the U.S. Midwest market price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium (the “Glencore Metal Agreement”).  Under the Glencore Sweep Agreement, any additional primary aluminum produced in the U.S. (including Mt. Holly), less existing agreements and high purity sales, will be sold to Glencore at variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Glencore Metal Agreement and Glencore Sweep Agreement is available under “Forward Physical Delivery Agreements” in Note 19 Forward Delivery Contracts of the Consolidated Financial Statements included herein.

Alumina.  Substantially all of our alumina requirements for Mt. Holly will be provided by Trafigura AG under an agreement that extends through 2013.  The pricing for alumina under our contract with Trafigura is variable and based on the LME price for primary aluminum.

Power.  Mt. Holly purchases all of its power requirements from the South Carolina Public Service Authority (“Santee Cooper”) under a contract that runs through 2015. Power delivered through 2010 will be priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs.  Rates for the period 2011 through 2015 will be as provided under then-applicable schedules.  We are currently in discussions with Santee Cooper regarding rates for these years.

Employees.  The employees at Mt. Holly are employed by Alcoa and are not unionized.

Ravenswood

The Ravenswood facility is owned and operated by our subsidiary, Century Aluminum of West Virginia, Inc.  Built in 1957, Ravenswood has four potlines with a production capacity of 170,000 metric tons.  The facility is located adjacent to the Ohio River near Ravenswood, West Virginia.

In February 2009, we conducted an orderly curtailment of the plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  We expect that Ravenswood’s operations will remain curtailed until economic conditions warrant restarting.  Such conditions would include an enabling power and labor contracts and a sustainable and suitably priced LME environment

Metal Sales Agreements. Prior to the Ravenswood curtailment in February 2009, we sold 10,200 metric tons per year of primary aluminum produced at Ravenswood under the Glencore Metal Agreement.  Following the Ravenswood curtailment, we assigned Ravenswood production requirements under this contract to Mt. Holly and Hawesville.  However, curtailing operations at Ravenswood does not relieve us of our contractual obligations.  We may continue to incur costs under these contracts to meet our contractual obligations, including potentially securing other aluminum to satisfy our obligations to Glencore.  In May 2009, we agreed with Alcan to terminate all remaining obligations under an agreement pursuant to which Alcan had previously agreed to purchase 14 million pounds of primary aluminum per month through August 31, 2009 and paid Alcan $0.6 million to settle the remaining delivery obligations.  For a description of certain risks attendant to these agreements, see Item 1A, “Risk Factors.”

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

Glencore supplied the alumina used at Ravenswood under a contract that expired on December 31, 2009.  As a result of the Ravenswood curtailment, we incurred cash losses of approximately $7.5 million in 2009 associated with the sale of excess alumina that was received under this alumina supply agreement.  For a description of material risks attendant to these agreements, see Item 1A, “Risk Factors.”

Power.  Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In March 2009, APCo filed a request for a rate increase to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.  In September 2009, the PSC agreed to extend the special rate contract terms of the existing agreement for one year and attributed approximately $16 million of the unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision which excuses or defers payments above set tariff rates depending on aluminum prices.  We are reviewing options to further extend the term of the existing agreement that establishes the LME-based cap on the tariff rates.

Employees.  The bargaining unit employees at Ravenswood are represented by the USWA.  In 2009, we reached an agreement with the USWA to extend the labor contract at Ravenswood to August 31, 2010.

Helguvik project

The Helguvik project site is located approximately 30 miles from the city of Reykjavik and is owned and would be operated through our Nordural Helguvik ehf subsidiary. This site provides a flat location and existing harbor, as well as proximity to the international airport, the capital and other industry.

We are currently evaluating the Helguvik project’s cost, scope and schedule in light of the current economic climate and commodity prices.  During this evaluation process, we have significantly reduced spending on the project.  See Item 1A, “Risk Factors – Construction at our Helguvik smelter site is under review” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cost Reduction Actions” for additional information.

We have made and continue making capital expenditures for the construction and development of our new Helguvik smelter project.  In 2009, we expended cash of approximately $22 million in capital expenditures for the Helguvik project, and, from inception through December 31, 2009, we capitalized approximately $108 million for Helguvik.  We expect that capital expenditures on this project during 2010 will be in the range of $40 to $45 million until a decision is made to restart major construction and engineering activities.

Power Supply Agreements.  Nordural Helguvik has signed electrical power supply agreements with HS Orka and OR, for the proposed Helguvik smelter.    We are currently finalizing the timing and delivery arrangements with the power suppliers based on the residual scope of the project into four 90,000 MT phases.  The agreements, which are subject to the satisfaction of certain material conditions, provide for additional power, as available, to support a complete smelter of 360,000 mtpy.  See Item 1A, “Risk Factors — If we are unable to procure a reliable source of power, the Helguvik project will not be feasible.”

Helguvik Investment Agreement.  An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the construction of a primary aluminum facility in Helguvik, Iceland such as the fiscal regime, was approved in April 2009 by the Icelandic Parliament.  In July 2009, the Investment Agreement was approved by the European Surveillance Authority and in August 2009 the agreement was executed by Nordural Helguvik ehf and the Icelandic Minister of Industry.  Among other things, the Investment Agreement includes a commitment by the Government of Iceland to assist us in obtaining necessary regulatory approvals for completion of the Helguvik project.

Environmental Impact Assessment.  In October 2007, Nordural received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment (“EIA”) for the proposed Helguvik smelter.  In January 2010, the Ministry for the Environment confirmed the opinion of the National Planning Agency that a joint EIA for south west (“SW”) power transmission lines and related projects is not necessary.

Transmission Agreement. In October 2007, Nordural Helguvik signed a transmission agreement, which was subsequently amended in February and July 2009, with Landsnet hf (“Landsnet”) to provide an electrical power transmission system to the Helguvik project.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.  As a result of delays in construction of the Helguvik project, the parties are currently in discussions with respect to the timeline for construction of the transmission system.

Operating License. On September 10, 2008, the Environmental Agency of Iceland issued an Operating License for the Helguvik smelter project.  The license authorizes production of up 250,000 mtpy through December 31, 2024.

Other agreements.  We have also entered into a site and harbor agreement with respect to the Helguvik project.

Joint Venture Facilities

Baise Haohai Carbon Company, Ltd.

In 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in Baise Haohai Carbon Co., Ltd., a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The BHH facility has annual anode production capacity of 180,000 metric tons and an annual cathode baking and graphitization capacity of 20,000 metric tons.  Construction on the facility was completed in 2008.

We paid $27.6 million for the investment and loaned BHH an additional $9.4 million.  Through December 2009, BHH has repaid $3.6 million on the loan.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.

Anode agreement.  BHH provides anodes to Grundartangi under a long-term agreement through 2012, renewable through December 31, 2015.

Environmental Matters

We are subject to various environmental laws and regulations.  We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences which require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas.  Such future requirements may result in unanticipated costs or liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Item 3, "Legal Proceedings" and in Note 18 Commitments and Contingencies to the Consolidated Financial Statements included herein.

Intellectual Property

We own or have rights to use a number of patents or patent applications relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these patents or patent applications.

Employees

As of December 31, 2009, we employed a work force of approximately 1,260 employees.

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

We face substantial risks relating to our operational restructuring and our failure to successfully implement such plan could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our operational restructuring plan entails previous and possible additional capacity curtailment at our facilities, the renegotiation of long-term commercial contracts, the reduction of other operating costs, the reduction of capital expenditures, the possible financing of our Helguvik facility and potential asset sales, among other things.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  We face several risks related to the implementation of the operational restructuring, including our ability to successfully complete these actions as planned and to continue to successfully operate our business following such restructuring.  In addition, we may be exposed to liabilities as a result of our operational restructuring.  For additional risks relating to the operational restructuring, see “—Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today,” “—A majority of our aluminum sales at Hawesville are subject to contracts which limit our ability to curtail capacity and create dependence on a major customer,” “—We would be required to incur substantial costs in order to curtail unprofitable aluminum production,” “—Changes or disruptions to our current alumina and other raw material supply arrangements could increase our raw material costs,” “—Certain of our contracts for raw materials, including certain contracts for alumina and electricity, require us to take-or-pay for fixed quantities of such materials, even if we curtail unprofitable production capacity” and “—Union disputes could raise our production costs or impair our production operations.”  As a result of the above, we cannot provide assurance that we will be successful in implementing the operational restructuring as planned or receive the benefits we are seeking from its implementation.

In connection with our operational restructuring, whether as a consequence of its actual implementation or the difficulty in realizing the intended benefits of the operational restructuring, we may have to seek bankruptcy protection for some or all of our U.S. subsidiaries and/or may be forced to divest some or all of our U.S. subsidiaries.  If we were to seek bankruptcy protection for these subsidiaries, we would face additional risks.  Such action could cause concern among our customers and suppliers generally, distract our management and our other employees and subject us to increased risks of lawsuits.  Other negative consequences could include negative publicity, which could have a material negative impact on the trading price of our securities and negatively affect our ability to raise capital in the future.

The failure to successfully implement the operational restructuring or to achieve its intended benefits could have a material adverse effect on our business, financial condition, results of operations and liquidity.  Even if we successfully complete the operational restructuring, factors beyond our control, such as LME prices, global supply and demand for aluminum and our competitive position, among others, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

A continuation or worsening of global financial and economic conditions could adversely impact our financial position and results of operations.

Following the global financial and credit market disruptions in 2008 and 2009, we have experienced a reduction in the availability of liquidity and credit generally.  The general slowdown in economic activity caused by the domestic recession and difficult international financial and economic conditions continues to adversely affect our business, financial condition, results of operations and liquidity as the demand for primary aluminum has been reduced and the price of our products has fallen. A continuation or worsening of the current financial and economic conditions could adversely affect our customers’ ability to meet the terms of sale and could have a material adverse impact on our business, financial condition, results of operations and liquidity.

Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

Our revolving credit facility will mature in September 2010.  In addition, our availability under our revolving credit facility has been negatively impacted by the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory.  Further curtailments of production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In addition, the lenders under our revolving credit facility have the ability to modify the reserve criteria in the facility, which could further reduce our borrowing base.  As a result, liquidity available to us under the revolving credit facility could be reduced. In addition, the holders of the approximately $47 million aggregate principal amount of our 1.75% convertible senior notes due 2024 (the “1.75% Notes”) that remain outstanding have an option to require us to repurchase all or any portion of these securities at par in August 2011 and to require us to settle in cash at market prices up to the aggregate principal amount of the 1.75% Notes upon conversion, which may occur at any time.  Each of these events would increase our liquidity needs.  See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

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

Certain provisions of our restated certificate of incorporation, amended and restated bylaws and our Tax Benefit Preservation Plan, as well as provisions of the Delaware General Corporation Law, may have the effect of delaying, deferring or preventing a change in control of Century, including transactions in which our stockholders might otherwise have received a substantial premium for their shares over then current market prices. For example, these provisions:

•	give authority to our board of directors to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions of those shares without any stockholder vote;

•	provide for a board of directors consisting of three classes, each of which serves for a different three-year term;

•	require stockholders to give advance notice prior to submitting proposals for consideration at stockholders’ meetings or to nominate persons for election as directors; and

•	restrict certain business combinations between us and any person who beneficially owns 10% or more of our outstanding voting stock.

Our Tax Benefit Preservation Plan would also cause substantial dilution to any person or group who attempts to acquire a significant interest in us without advance approval from our board of directors.

While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable the board of directors to hinder or frustrate a transaction that some, or a majority, of the stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors.

Our relationship with Glencore may also deter a takeover. As of December 31, 2009, we believe that Glencore beneficially owned, through its common stock, approximately 39.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 44.1% economic ownership of Century.  See Note 9 Shareholders’ Equity in the Consolidated Financial Statements included herein.

Declines in aluminum prices have adversely affected our financial position and results of operations, and further declines or an increase in our operating costs could result in further curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available.

The price of primary aluminum is frequently volatile and fluctuates in response to general economic conditions, expectations for supply and demand growth or contraction and the level of global inventories.  The crisis in financial and credit markets has led to a pronounced downturn in global economic activity, which is expected to be long in duration.  The global market for commodities has deteriorated in line with the decline in the global economy.  Declining demand for aluminum products in developed and developing nations, increasing stocks on the LME and a general lack of confidence in future economic conditions combined in late 2008 and 2009 to produce an unprecedented decline in the LME price for aluminum.  The LME price for primary aluminum fell 62% from its high on July 11, 2008 ($3,292 per metric ton), to a low of $1,254 per metric ton on February 24, 2009, before rising to $2,216 per metric ton on March 12, 2010.  This represents one of the most substantial and rapid declines in the history of recorded LME prices.  The decline in aluminum prices in 2008 and 2009 adversely impacted our operations, particularly in our U.S. facilities, since our operating costs did not fall to the degree that aluminum prices dropped.

Any decline in aluminum prices adversely affects our business, financial position, results of operations and liquidity.  Sustained depressed prices for aluminum would have a material adverse impact on our business, financial condition, results of operations and liquidity.  If the price we realize for our products falls below our cost of production, we will have to rely on other sources of liquidity, identify additional cash reductions or further curtail operations to fund our operations. Potential other sources of liquidity could include additional issuances of equity, equity-linked securities, debt issuances, prepaid aluminum sales, asset sales and sales of minority interests in our operations.  Any future equity or equity-linked security issuance may be dilutive to our existing stockholders, and any future debt incurrence would increase our leverage and interest expense and would likely contain restrictive covenants.  We cannot provide assurance that any of these financing alternatives will be available or, if available, that they would be successfully completed.  There can be no assurances that we will be able to secure the required alternative sources of liquidity to fund our operations or to take actions necessary to curtail additional operations, if these steps are required.

We could require substantial resources to fund our capital expenditures

If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could, depending upon the future price of aluminum (over which we have no control) and our future capital programs, require substantial liquidity and access to sources of funds, including from capital and credit markets.  Changes in global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  If, among other factors, (1) primary aluminum prices were to decline, (2) our costs are higher than contemplated, (3) we suffer unexpected production outages, or (4) Icelandic laws change and either increase our tax obligations or limit our access to cash flow from our Icelandic operations, we would need to identify additional sources of liquidity.  During 2008 and 2009, credit market conditions made and could continue to make, it difficult to obtain new funding from the credit and capital markets for our operating and capital needs.  Although credit availability has improved, the cost of raising money in the debt and equity capital markets has increased significantly, while the availability of funds from those markets has diminished.  Also, as a result of concern about the stability of financial markets generally and the solvency of counterparties specifically, the cost of obtaining funding from the credit markets has increased significantly as many lenders and institutional investors have increased interest rates, enacted tighter lending standards and reduced and, in some cases, ceased to provide funding to borrowers.  In addition, our credit ratings were downgraded in 2009, and further negative actions the credit agencies may take could negatively affect our ability to access the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.  An inability to access capital and credit markets could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In light of the global economic climate, we continue to review our future capital plans and have reduced, deferred or halted most non-critical capital expenditures at our existing smelters and have reduced capital expenditures at our Helguvik project.  See “Construction at our Helguvik smelter site is under review.” If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures or fund operations, capital expenditure or other obligations, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business and growth prospects may be negatively impacted by reductions in our capital expenditures and other responses to unfavorable economic conditions.

In response to the global economic downturn and related disruptions in the financial markets, in recent times we have curtailed significant production capacity and greatly reduced capital expenditures, including development of our Helguvik smelter.  If demand for aluminum improves, our ability to take advantage of improved market conditions may be constrained by these earlier curtailments, capital expenditure restrictions and other similar actions, and the long-term value of our business could be adversely impacted.  Our position in relation to our competitors may also deteriorate.  We may also be required to address commercial and political issues in relation to our reductions in capital expenditures or operational curtailment in certain of the jurisdictions in which we operate.  Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Future declines in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  As a result of poor investment returns due to the global financial crisis, the benefit plans we maintain were underfunded as of December 31, 2009.  If capital markets experience further significant losses, pension fund balances would remain reduced and additional cash contributions to the pension funds could be required.  Additionally, as a result of our curtailment actions, we may be required to make additional significant contributions to the pension funds earlier than anticipated.

International operations expose us to political, regulatory, currency and other related risks.

We receive a significant portion of our revenues from our international operations.  International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased cost to adapt our systems and practices to those used in foreign countries, export duties, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws.  For example, recent changes in Icelandic tax law and agreements with the Icelandic Ministers of Finance and Industry will significantly increase our Icelandic tax liabilities in 2010 through 2012.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and further adverse changes in these laws in the future could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Iceland is important to our business.  Recent turmoil in Iceland’s financial and political systems has created concern for the stability of Iceland’s financial markets and made cash management activities in Iceland more challenging.  For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland and, specifically, foreign currency within and outside of Iceland.  By letter dated January 23, 2009, we were notified that our Icelandic operations are exempt from these foreign currency rules. However, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic and financial conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to pay vendors, process payroll and receive payments could be adversely impacted. In addition, the collapse of the Icelandic banking system, combined with other factors, has resulted in a significant deterioration in the general economic conditions in the country.  While our business in Iceland is currently operating without significant difficulties, further impacts, if any, of these developments are uncertain and cannot be estimated at this time.

Construction at our Helguvik smelter site is under review. Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable today.

Nordural Helguvik ehf is currently evaluating the Helguvik project’s cost, scope and schedule in light of the global economic crisis and current commodity prices. During this evaluation process, Nordural Helguvik ehf has redesigned the scope of this project into four 90,000 MT phases and significantly reduced spending on the project. Nordural Helguvik ehf cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner. We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner. If we fail to achieve operations, we may have to recognize a loss on our investment, which would have an adverse impact on our future earnings.

If Nordural Helguvik ehf decides to proceed with the Helguvik project, this project is subject to various contractual approvals and conditions.  Many of the contractual arrangements related to the Helguvik project have time periods for performance.  The delay in restoring major construction and completing the Helguvik project has caused Nordural Helguvik ehf to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments, including with respect to power, transmission, technology and raw materials.  There can be no assurance that the contractual approvals and conditions, including extensions,  necessary to proceed with construction of the Helguvik smelter will be obtained or satisfied on a timely basis or at all.  In addition, such approvals or extensions as are received may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint.  Even if we receive the necessary approvals and extensions on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, we will also need to arrange additional financing and either enter into tolling arrangements or secure a supply of alumina.  In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project not feasible. Any delay in the completion of the project or increased costs could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter. Our indirect, wholly owned Iceland subsidiary, Nordural Helguvik ehf, has entered into agreements with two providers of geothermal power in Iceland for a substantial portion of this power. These two power agreements are subject to certain conditions for each stage of delivery of power.  These conditions include approvals by the boards of directors of the power companies, as well as environmental agency approvals for the power producing assets.  Given the uncertainty surrounding power generation, there may be a delay in the completion of the necessary power infrastructure to serve the Helguvik project. In addition, generation of the electrical power contracted for the Helguvik smelter will require successful development of new geothermal energy sources within designated areas in Iceland. If there are construction delays or technical difficulties in developing these new geothermal fields, power may be delayed or may not be available. Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and delivery of electric power are substantially beyond our ability to control, influence or predict, including the power providers’ ability to finance the development of new geothermal energy sources.  In addition, we and the power providers have agreed to extend the time periods for satisfying certain of the conditions relating to the power commitment due to delays in construction of the Helguvik project and the power plants resulting from the financial crisis in 2008 and 2009.  There can be no assurance that we and the power providers will continue to extend the time periods for satisfaction of these conditions.  If we are unable to continue to agree with the power providers to extend the time periods for satisfaction of these conditions to coincide with the resumption of major construction activities or operation of the smelter, we may have to commit to purchase power prior to our preferred time period, risk losing the power commitments or become subject to other unforeseen risks relating thereto.

In October 2007, Nordural Helguvik ehf signed a transmission agreement with Landsnet to provide an electrical power transmission system to the Helguvik smelter. If Nordural Helguvik ehf is unable to proceed with the project, it may have to reimburse Landsnet for certain significant expenditures under the transmission agreement.

Any reduction in the duty on primary aluminum imports into the European Union decreases our revenues at Grundartangi.

Certain of Grundartangi’s tolling agreements include a premium based on the EU import duty for primary aluminum. In May 2007, the EU members reduced the import duty for primary aluminum to three percent and agreed to review the new duty after three years. This decrease in the EU import duty for primary aluminum has adversely impacted our revenues from Grundartangi, and further decreases would also have an adverse impact on our revenues.

A majority of our aluminum sales at Hawesville are subject to contracts which limit our ability to curtail capacity and create dependence on a major customer.

Our primary aluminum supply agreement with Southwire will expire in March 2011. Approximately 26% of our consolidated net sales for 2009 were derived from sales to Southwire.  We may be unable to extend or replace our contract with Southwire when it terminates. Due to Southwire's proximity to Hawesville, we are able to deliver molten aluminum to Southwire, thereby eliminating our casting and reducing our sales and marketing costs.  Our contract with Southwire obligates us to deliver quantities of molten aluminum, which limits our ability to cut costs by curtailing operations.  Curtailing operations at this facility would not relieve us of our contractual obligations.

If we are unable to renew this contract on satisfactory terms when it expires or if Southwire significantly reduces its purchases under this contract, we would incur higher casting and shipping costs and potentially higher sales and marketing costs.

We could be required to incur substantial costs in order to curtail unprofitable aluminum production.

Curtailing unprofitable production to reduce our operating costs requires us to incur substantial expense, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production. In addition, the prospect of these costs and our joint ownership of certain of our operations limit our flexibility to curtail all of our unprofitable production.

Losses caused by disruptions in the supply of power would adversely affect our operations.

We use large amounts of electricity to produce primary aluminum. Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and sudden losses of power may result in the hardening or “freezing” of molten aluminum in the pots where it is produced. Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, natural disasters or other catastrophic events. If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses. We operate our plants at close to peak amperage.  Accordingly, even partial failures of transformers, such as our recent issues at Grundartangi, will affect our production.  For example, we expect the repair at Grundartangi will result in a loss of production of approximately 2,600 MT.  We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible provisions of those insurance policies. In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events. Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand. Certain losses or prolonged interruptions in our operations may trigger a default under our revolving credit facility.

Changes or disruptions to our current alumina, other raw material supply and electricity arrangements could increase our production costs even if we curtail unprofitable production capacity.

We depend on a limited number of suppliers for alumina.  Disruptions to our supply of alumina could occur for a variety of reasons, including disruptions of production at a particular supplier’s alumina refinery.  These disruptions may require us to purchase alumina on the spot market on less favorable terms than under our current agreements.  Because we sell our products based on the LME price for primary aluminum, we will not be able to pass on these increased costs to our customers.  Our business also depends upon the adequate supply of other raw materials, including aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes, at competitive prices.  Although there remain multiple sources for these raw materials worldwide, consolidation among suppliers has globally reduced the number of available suppliers in this industry.  A disruption in our raw materials supply from our existing suppliers due to a labor dispute, shortage of their raw materials, curtailment of operations or other unforeseen factors may affect our operating results if we are unable to secure alternate supplies of these materials at comparable prices.

In addition, we have obligations under certain contracts to take-or-pay for specified quantities of alumina and electricity over the term of those contracts, regardless of our operating requirements.  Therefore, our financial position and results of operations may be affected by the market price for electric power, even if we curtail unprofitable production capacity because we will continue to incur costs under these contracts to meet or settle our contractual obligations.  If we are unable to use such raw materials in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may have a material adverse effect our financial position, results of operations and liquidity.

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs. An increase in these costs would increase the price these facilities pay for electricity. Costs under the Mt. Holly electricity contract have substantially increased in recent years with rising fuel prices. As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be affected by the price for electric power even if we curtail unprofitable production capacity.  Significant increases in electricity costs at any of our operations may have a material adverse effect our business, financial condition, results of operations and liquidity.

We may be required to write down the book value of certain assets.

We are required to perform various analyses related to the carrying value of various tangible and intangible assets annually or whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given the recent lack of profitability of certain of our production facilities and recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  For example, in our results for the quarter ended December 31, 2009, we determined that an impairment charge to reduce the carrying value of a portion of our long-lived assets was not currently required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360-10-35 (formerly Statement of Financial Accounting Standards No. (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”).  In the future, we will continue to evaluate our tangible and intangible assets for impairments and valuation allowance, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and reduce our balance of retained earnings.

The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions. Historically, aluminum prices have been volatile, and we expect such volatility to continue. During 2008 and 2009, we experienced unfavorable global economic conditions and a decline in worldwide demand for primary aluminum.  Declines in primary aluminum prices reduce our earnings and cash flows. A further downturn in aluminum prices may significantly reduce the amount of cash available to meet our obligations and fund our long-term business strategies.

Union disputes could raise our production costs or impair our production operations.

The bargaining unit employees at Hawesville and Ravenswood are represented by the USWA. Century’s USWA labor contracts at Hawesville and Ravenswood expire in March 2010 and August 2010, respectively. Our bargaining unit employees at Grundartangi are represented by five unions under a collective bargaining agreement that expired on December 31, 2009. If we fail to maintain satisfactory relations with any labor union representing our employees, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future. Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse effect on our financial condition, results of operations and liquidity.

Climate change, climate change legislation or regulations and greenhouse effects may adversely impact our operations.

Climate change and greenhouse gas emissions are the subject of significant attention in the countries in which we operate and a number of governments or governmental bodies in these countries have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change.  For example, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a “cap and trade” scheme for greenhouse gas emission allowance trading.  Because Iceland was granted emissions allowances under the Kyoto Protocol through 2012, Iceland has not yet implemented Directive 2003/87/EC, but it is anticipated that Iceland will begin complying with the Directive in 2013.  In addition, we are aware of potential U.S. legislation that if enacted, among other things, would implement a “cap and trade” system of allowances and credits in the United States.

Implementation of these potential regulatory changes or others is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  As a result of the foregoing, we may incur increased capital expenditures resulting from required compliance with such regulatory changes, increased energy costs, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are subject to a variety of environmental laws and regulations that could result in costs or liabilities.

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.   If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may have a material adverse effect on our business, financial condition, results of operations and liquidity. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs.

Acquisitions may present difficulties.

We have a history of making acquisitions and we expect to make acquisitions in the future based on several factors, including whether primary aluminum prices in the global market improve. We are subject to numerous risks as a result of our acquisition strategy, including the following:

•	we may spend time and money pursuing target acquisitions that do not close;

•	acquired companies may have contingent or unidentified liabilities;

•	it may be challenging for us to manage our existing business as we integrate acquired operations;

•	we may not achieve the anticipated benefits from our acquisitions; and

•	management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming and difficult to maintain.

Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated.

We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.

As of December 31, 2009, we had an aggregate of approximately $307 million principal amount of outstanding debt.  We may incur additional debt in the future.

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

We have various obligations to make payments in cash that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Holders of our 1.75% Notes have the right to convert their notes at any time, which would require us to deliver cash up to the aggregate principal amount of notes to be converted.  In addition, in August 2011, the holders of our 1.75% Notes have an option to require us to repurchase all or any portion of these securities at par. Our industrial revenue bonds (“IRBs”) and any future borrowings on our credit facility are at variable interest rates, and future borrowings required to fund working capital at Grundartangi or the construction of the Helguvik facility may be at variable rates. An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.  In addition to our debt, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our operational flexibility.

Our ability to pay interest on and to repay or refinance our debt, and to satisfy other commitments, will depend upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control, as well as our access to additional sources of liquidity.  Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, or to fund our other liquidity needs. If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital. There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all and if we are unable to ultimately meet our debt service obligations and fund our other liquidity needs it may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.

We may incur substantial additional debt in the future. Although the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Senior Secured Notes due 2014 (the “8.0% Notes”) limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  For example, as of December 31, 2009, approximately $41 million would be available to us for borrowing under our revolving credit facility.  In addition, the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Notes do not prevent us from incurring certain obligations that do not constitute debt.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt, would increase.

Our debt instruments subject us to covenants and restrictions

Our revolving credit facility and the indenture governing our 8.0% Notes each contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and grow our business.  Any failure to comply with those covenants would likely constitute a breach under the revolving credit facility or the indenture governing the 8.0% Notes, which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.

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

We are a holding company and conduct all of our operations through our subsidiaries. Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries. Subject to the restrictions contained in our revolving credit facility and the indenture governing our 8.0% Notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock. For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland. In furtherance of this, on November 28, 2008, the Central Bank of Iceland adopted rules regarding the movement of foreign currency within and outside of Iceland. The rules are broad and impose many restrictions on the movement of foreign currencies outside of Iceland.  In January 2009, we were notified that our Icelandic operations are exempt from these foreign currency rules. However, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.

Our ability to utilize certain net operating losses, tax credits and other tax assets to offset future taxable income may be significantly limited if we experience an “ownership change” under the Internal Revenue Code.

As of December 31, 2009, we had net operating losses, tax credits and other tax assets of approximately $1,700,000, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future taxable income may be significantly limited if we experiences an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five−percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three−year period.

In September 2009, we adopted a Tax Benefits Preservation Plan. The Tax Benefits Preservation Plan is subject to shareholders’ approval at our 2010 Annual Meeting. The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes. Despite adoption of the Tax Benefits Preservation Plan, future transactions in our stock that may not be in our control may cause us to experience an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.  See Note 9 Shareholders’ Equity to our Consolidated Financial Statements included herein.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the Securities and Exchange Commission.

Item 2. Properties

We own the property on which our Hawesville and Ravenswood facilities are located.  The site on which the Grundartangi facility is situated is leased from Faxafloahafnir sf under a long-term lease that runs through 2020, renewable at our option.  The site for our Helguvik project is leased from Reykjaneshofn, an independent public authority owned by the Municipality of Reykjanesbaer, under a long-term lease expected to run through 2060, with an automatic extension provision.  Our corporate offices are subject to an operating lease that expires in June 2010.  We hold a 49.7% interest in a partnership which operates the Mt. Holly facility and a 49.7% undivided interest in the property on which the Mt. Holly facility is located.  The remaining interest in the undivided property at Mt. Holly is owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.

Except for our Ravenswood facility, which was fully curtailed in February 2009, and Hawesville, where one potline was curtailed in March 2009, all of our facilities are operating at or near their productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

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

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at co-located Primary MACT facilities which deal with potlines, including Hawesville.  In April 2008, the EPA sent CAKY requests under the Clean Air Act for copies of certain records dating back to 2000.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.

The matter is under investigation.  An initial hearing with the EPA occurred in January 2010 at which CAKY agreed to provide the EPA with additional information regarding the alleged violations.  CAKY provided such information in February 2010.  We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.  We expect to resolve the matter in 2010.  For descriptions of certain environmental matters involving Century, see Note 18 Contingencies and Commitments to the Consolidated Financial Statements included herein.

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

Item 4. (Removed and Reserved).

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of March 16, 2010.

Name	Age	Position and Duration
Logan W. Kruger	59	President and Chief Executive Officer since December 2005.
Michael A. Bless	44	Executive Vice President and Chief Financial Officer since January 2006.
Wayne R. Hale	54	Executive Vice President and Chief Operating Officer since March 2007.
Steve Schneider	54	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006.
Michelle M. Lair	34	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, Corporate Financial Analyst from May 2000 to October 2005.
William J. Leatherberry	39
Executive Vice President, General Counsel and Secretary since January 2010.  Senior Vice President, General Counsel and Assistant Secretary from April 2009 to December 2009.  Vice President, Assistant General Counsel and Assistant Secretary from January 2008 to March 2009.  Assistant General Counsel and Assistant Secretary from July 2007 to December 2007, Corporate Counsel and Assistant Secretary from May 2007 to June 2007 and Corporate Counsel from January 2005 to April 2007.

Jerry E. Reed	46	Vice President of Commercial Management and Business Development since May 2009. Vice President of Business Development from June 2007 to April 2009.

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

Prior to joining Century, Mr. Hale served as Senior Vice President of Sual-Holding from April 2004 to February 2007.

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

Prior to joining Century, Mr. Leatherberry served as Senior Transactions Counsel of VarTec Telecom Inc. from September 2003 to January 2005.

Ms. Lair and Mr. Schneider joined Century in 2000 and 2001, respectively.  Their respective biographical information is set forth in the table above.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol: CENX.  The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.  Our common stock reached a record intra-day high of $80.52 on May 19, 2008 and reached a record intra-day low of $1.04 on March 9, 2009.

Year	2009		2008
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$12.80	$1.04	$70.89	$38.92
Second quarter	$8.39	$1.90	$80.52	$63.40
Third quarter	$12.18	$4.70	$66.66	$25.09
Fourth quarter	$16.90	$8.00	$27.38	$4.35

Holders

As of February 28, 2010, there were 17 holders of record of our common stock, which does not include the much larger number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividend Information

We did not declare dividends in 2009 or 2008 on our common stock.  We do not currently anticipate paying cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing the 8.0% Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 8 Debt to the consolidated financial statements included herein.

Recent Sales of Unregistered Securities

Equity for debt exchanges

In September, October and November 2009, we issued a total of 11,365,693 shares of our common stock in exchange for $127,933,000 principal amount of our 1.75% Notes.  Additional information about the terms of our equity for debt exchange is available at Note 8 Debt to the consolidated financial statements included herein.  The issuance of common stock in connection with the 1.75% Note Exchange Offers was made by us pursuant to an exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2009 and 2008 and the selected consolidated statement of operations data for each of the years ended December 31, 2009, 2008 and 2007 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of each of the years ended December 31, 2007, 2006 and 2005 and the selected consolidated statement of operations data for each of the years ended December 31, 2006 and 2005 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein.

Our selected historical results of operations include:

•	the curtailment of operations of our 170,000 mtpy Ravenswood smelter which became fully curtailed in the first quarter of 2009;
•	the curtailment of one potline at our 244,000 mtpy Hawesville smelter in the first quarter of 2009;
•
our equity in the earnings and related losses on disposition of our 50% joint venture investments in Gramercy Alumina LLC and St. Ann Bauxite Ltd. prior to divesting our interest in those companies in August 2009;

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

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2009 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
Net sales	$899,253	$1,970,776	$1,798,163	$1,558,566	$1,132,362
Gross profit (loss)	(65,665)	311,624	363,463	348,522	161,677
Operating income (loss)	(97,456)	168,557	303,543	309,159	126,904
Net loss	(205,982)	(895,187)	(105,586)	(44,976)	(119,990)
Loss per share:
Basic and diluted	$(2.73)	$(20.00)	$(2.84)	$(1.39)	$(3.73)

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Total assets	1,861,750	2,035,358	2,566,809	2,171,038	1,660,671
Total debt (6)	298,678	435,515	402,923	735,288	628,353
Long-term debt obligations (7)	247,624	275,000	250,000	559,331	488,505

	Year Ended December 31,
	2009 (1)	2008 (2)	2007 (3)	2006 (4)	2005 (5)
Other information:
Shipments – Primary aluminum:
Direct shipment pounds (000)	726,040	1,173,563	1,171,889	1,152,617	1,153,731
Toll shipment pounds (000)	608,031	598,446	518,945	346,390	203,967
Average realized price per pound:
Direct shipments	$0.78	$1.23	$1.13	$1.09	$0.86
Toll shipments	$0.54	$0.89	$0.91	$0.88	$0.67
Average LME price per pound	$0.755	$1.167	$1.197	$1.166	$0.861
Average Midwest premium per pound	$0.047	$0.042	$0.031	$0.055	$0.056

(1)
Net loss includes an after-tax charge of $73.2 million for loss on disposition of our equity investments in Gramercy and St. Ann, an after-tax charge of $41.7 million of curtailment costs for our U.S. smelters, an after-tax benefit of $57.8 million for gains related to the termination of a power contract and a replacement power contract at Hawesville and a benefit of $14.3 million for discrete tax adjustments.

(2)
Net loss includes an after-tax charge of $742.1 million (net of gain on settlement) for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting, a $515.1 million tax adjustment to establish reserves on deferred tax assets, a $94.9 million charge for goodwill impairment and an inventory write down to market value of $55.9 million.

(3)	Net loss includes an after-tax charge of $328.3 million for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.
(4)	Net loss includes an after-tax charge of $241.7 million for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting and by a gain on the sale of surplus land.
(5)	Net loss includes an after-tax charge of $198.2 million for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.
(6)
Total debt includes all long-term debt obligations and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, the IRBs and the 1.75% Notes.

(7)	Long-term debt obligations are all payment obligations under long-term borrowing arrangements, excluding the current portion of long-term debt and net of any debt discounts.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We produce primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand.  The key determinants of our results of operations and cash flow from operations are as follows:

•	Our selling price is based on the LME price of primary aluminum and is influenced by regional premiums and at certain times by fixed price sales contracts.

•	In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through curtailments, acquisitions or expansion, generally are small.

•
The principal components of cost of goods sold are alumina, electrical power, labor and carbon products, which in aggregate were in excess of 75% of the 2009 cost of goods sold.  Many of these costs are governed by long-term contracts.

Shipment volumes, average realized price and cost of goods sold per metric ton shipped are our key performance indicators.  Revenue can vary significantly from period to period due to fluctuations in the LME and Midwest price of primary aluminum.  Any adverse changes in the conditions that affect shipment volumes or the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows.  Fluctuations in working capital are influenced by shipments, the LME and Midwest price of primary aluminum and by the timing of cash receipts from major customers and disbursements to our suppliers.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including electrical power, alumina, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes. Because we sell our products based on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments, financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows if we curtail unprofitable production capacity.

Electricity represents our single largest operating cost. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs. An increase in these costs would increase the price these facilities pay for electricity. Costs under the Mt. Holly electricity contract have substantially increased in recent years, partially caused by rising fuel prices. As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be affected by the price for electric power even if we curtail unprofitable production capacity.

The crisis in financial and credit markets in 2008 and 2009 led to a pronounced downturn in global economic activity.  The global market for commodities has deteriorated in line with the decline in the global economy.  Declining demand for aluminum products in developed and developing nations, increasing stocks on the LME and a general lack of confidence in future economic conditions combined in 2009 to produce an unprecedented decline in the LME price for aluminum.  The average LME price for primary aluminum fell 62% from its high on July 11, 2008 ($3,292 per metric ton), to a low of $1,254 per metric ton on February 24, 2009, before rising to $2,216 per metric ton on March 12, 2010.  The movement in 2008 and 2009 represents one of the most substantial and rapid declines in the history of recorded LME prices.  The decline in aluminum prices in 2008 and 2009 has adversely impacted our operations, particularly in our U.S. facilities, since our operating costs did not fall to the degree that aluminum prices dropped.

Operational Restructuring

In response to the conditions in our industry, we have taken steps and are evaluating taking further steps to reduce our costs to withstand weak LME prices and improve our financial condition and liquidity in the future.  We summarize these steps below and refer to them as the “operational restructuring.”

Reduce Capacity

Production capacity and operations have been curtailed at two facilities that have been unprofitable given recent aluminum prices.

•
Ravenswood.  Between December 2008 and February 2009, our subsidiary, Century Aluminum of West Virginia, Inc. (“CAWV”) curtailed the entire operations of Ravenswood, representing 170,000 mtpy of production capacity, due to the plant’s high operating costs.  As of December 31, 2009, CAWV had incurred cash costs related to the curtailed Ravenswood facility of approximately $47 million.  Such costs relate to (a) contractual payments due to employees and other costs directly related to the curtailment; (b) ongoing costs such as insurance for and maintenance of the facility; and (c) losses from the satisfaction or termination of commercial contracts.  As of December 31, 2009, CAWV’s forecast for the aggregate amount of such costs remaining for the 24-month period following curtailment is approximately $23 million.  CAWV intends to continue discussions with the USWA to reduce the labor expenses associated with the curtailment.

•
Hawesville.  In March 2009, our subsidiary CAKY curtailed one of the five potlines at Hawesville, reducing the production rate from approximately 244,000 mtpy to 195,000 mtpy.  In connection with this action, CAKY laid off approximately 120 out of a total of approximately 755 employees.  Hawesville is currently operating at approximately 80% of its capacity, and CAKY is continuing to evaluate its operating level in light of recent economic conditions.  We recently purchased aluminum put options and entered into collar contracts (combination of a put and a call option) for approximately 60% of Hawesville’s current production level through 2010 with a strike price around the facility’s cash break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices, and we may consider purchasing additional put options or other hedging vehicles in the future.

•
Gramercy and St. Ann.  In September 2009, we completed the disposition of our 50% ownership position in Gramercy and St. Ann to Noranda.  After the disposition Noranda assumed 100% ownership of Gramercy and St. Ann.  In connection with this transaction, we made a $5 million cash payment during the third quarter of 2009 and an additional $5 million cash payment in the fourth quarter of 2009 to settle amounts owed to Gramercy and recorded a loss on disposition of our equity investment of approximately $73 million.  We entered into an agreement with Noranda under which we will purchase alumina from Gramercy for a limited period of time for our aluminum smelter in Hawesville, Kentucky.

•
Helguvik.  We are currently evaluating the Helguvik project’s cost, scope and schedule.  During this evaluation, we have significantly reduced spending on the project.  We cannot be certain when or if we will restart major construction and engineering activities or ultimately complete the Helguvik project.  We are evaluating a variety of potential financing alternatives which could be employed to fund the first phase (90,000 mtpy) of construction, including project financing alternatives.

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

•
Alumina Contract Amendments.  Following CAWV’s curtailment of Ravenswood, we had agreements to purchase quantities of alumina in excess of our requirements.  To address this situation, in April 2009, we amended two alumina purchase agreements with Glencore.  These amendments reduced the amount of alumina Glencore supplied to us from 330,000 to 110,368 metric tons in 2009 and will reduce the amount of alumina Glencore supplies to us from 290,000 to 229,632 metric tons in 2010.

•
Big Rivers Agreement. To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into the Big Rivers Agreement to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement runs through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  See “- Long-term power contract for Hawesville signed.”

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

Reduce Other Operating Costs

•
We have made progress over the past year toward reducing operating costs at our production facilities.  At Hawesville, during the peak declines in the LME, CAKY delayed the reconstruction of reduction cells, deferred non-essential maintenance activities and reduced or delayed major non-safety related maintenance items.  In addition to these cost savings, the reduction in production during these price declines reduced operating losses.  In addition to cost deferrals, we have received improved pricing terms for anode production materials.  Our subsidiary Berkeley is not the operating partner for the Mt. Holly facility; however, we are analyzing the cost structure at Mt. Holly to ensure that appropriate measures are taken to continue to optimize performance and reduce costs.  Berkeley is in discussions with the operating partner relating to such cost improvement measures and other alternatives.  Finally, through continued focus on operational controls, we have improved operational efficiencies, controlled consumption of supplies and raw materials and reduced utilization of overtime. Recently, we also have taken steps to address our other post-employment benefits, specifically medical benefits, through adjustments in plan designs and benefits delivered.  We continue to evaluate additional potential operation cost improvements, although we believe we have captured the majority of these opportunities.

Potential Asset Sales

We will continue to evaluate the potential divestiture of all or a portion of our owned and jointly-owned domestic assets.  Any decision to divest any of these assets would be based on a range of factors, including the terms of any such divestiture, the terms of certain indentures governing our debt, its operational impact to our business, including how the assets fit into our long-range strategy, and the objectives of the Operational Restructuring.

Recent Developments

Additional 7.5% Notes Exchanges in January and March 2010

We completed debt for debt exchanges in January and March 2010.  Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of our 7.5% senior notes due 2014 (the “7.5% Notes”) .  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.  Through March 15, 2010, $4.3 million of 7.5% Notes were exchanged for $4.1 million of 8.0% Notes.  As of March 16, 2010, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

LME approves Century as a high grade primary aluminum brand

In February 2010, the LME approved the listing of Century as a high grade primary aluminum brand.  This allows our Hawesville smelter and its customers to sell primary aluminum to any LME warehouse at any time and receive the LME cash price for the Century metal.  We expect this approval to provide our Hawesville smelter ready access to a terminal market and reduce liquidity risk in slow or declining market conditions.

Helguvik Transmission Lines

The Ministry for the Environment has confirmed the opinion of the National Planning Agency that a joint EIA for power transmission lines and certain projects relating to the Helguvik project is not necessary.

Exchange Offer and Consent Solicitation Related to the 7.5% senior notes due 2014 and Consent Solicitation for the 1.75% senior convertible notes due 2024

In the fourth quarter of 2009, we completed (a) an exchange offer and consent solicitation relating to our 7.5% Notes and (b) a consent solicitation relating to our 1.75% Notes.  See Note 8 Debt in the consolidated financial statements included herein for additional information.

Convertible debt for equity exchange transactions

In a series of transactions in September, October and November 2009, we issued a total of 11,365,693 shares of our common stock in exchange for $127.9 million principal amount of our 1.75% Notes.  Upon completion of the convertible debt-for-equity exchanges, approximately $47.1 million principal amount of our 1.75% Notes outstanding remained.  Holders of the outstanding 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.

Ravenswood Retiree Medical Benefits changes

CAWV amended its post retirement medical benefit plan January 1, 2010 for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal change to the plan is that, upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, pre-65 bargaining unit retirees and pre-65 dependents will now be covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.

We recorded the impact of these changes for our current and former salaried retirees and their dependents in the fourth quarter of 2009.  We have not recognized the impact of these changes for our bargaining unit retirees and their dependents, subject to pending litigation.  If we had recognized these changes, our net periodic benefit cost in 2009 would be $0.8 million lower and the amounts recognized in accumulated other comprehensive income as of December 31, 2009 would decrease by $38.5 million.  See Note 14 Pension and other postemployment benefits in the Consolidated Financial Statements included herein for additional information on this matter.

There were no changes to the retiree medical benefits for salaried retirees or retirees who retired as a bargaining unit employee from our Hawesville facility.

Disposition of Gramercy and St. Ann Bauxite joint ventures

In September 2009, we completed the disposition of our 50% ownership positions in Gramercy and St. Ann to Noranda.  At closing, we divested our entire interest in these businesses and Noranda assumed 100% ownership of Gramercy and St. Ann.  In connection with this transaction, we made a $5 million cash payment during the third quarter of 2009 and an additional $5 million cash payment in the fourth quarter of 2009 to settle amounts owed to Gramercy.

Loss on disposition of our equity investments

In August 2009, upon signing an agreement to transfer our equity investment in Gramercy and St. Ann to Noranda, we undertook an evaluation to determine the impact of the transaction, if any, on the carrying amount of the equity investments in the joint venture assets.  We concluded that the terms of the asset transfer agreement provided an indication that the carrying amount of the equity investments in the joint ventures exceeded the recoverable value of these assets.  As a result, we recorded an approximate $73.2 million loss.  The approximate $73.2 million loss consisted of the following amounts:

Loss related to disposition of equity investments
(in thousands)
Equity investments in Gramercy and St. Ann, equity in the earnings of Gramercy and St. Ann and intercompany profit elimination, net of amounts owed to Gramercy and St. Ann	$(74,783)
Pension and OPEB obligations for Gramercy and St. Ann	1,549
Total	$(73,234)

The loss was recorded on the consolidated statements of operations in equity in earnings (losses) of joint ventures.  On the consolidated balance sheets, the adjustment of the equity investments carrying amount was recorded in other assets.  The pension and OPEB obligations of the equity investments were recorded in other comprehensive income.  Amounts due to Gramercy under our previous alumina contract were recorded under due to affiliates through September 1, 2009; amounts due under the new alumina contract are now recorded in accounts payable.

Long-term power contract for Hawesville signed

To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville will be available for sale and we will receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.  See Note 3 Long-term power contract for Hawesville in Consolidated Financial Statements included herein for additional information about these agreements.

Helguvik Investment Agreement

An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the construction of a primary aluminum facility in Helguvik, Iceland such as the fiscal regime, was approved in April 2009 by the Icelandic Parliament.  In July 2009, the Investment Agreement was approved by the European Surveillance Authority and in August 2009 the agreement was signed by Nordural Helguvik ehf and the Icelandic Minister of Industry.  Among other things, the Investment Agreement includes a commitment by the Government of Iceland to assist us in obtaining necessary regulatory approvals for completion of the Helguvik project.

Recent Changes in Icelandic Tax Law

In the fourth quarter of 2009, we, along with several other industrial companies operating in Iceland, reached agreement with the Icelandic Ministers of Finance and Industry to make advance payments in respect of our 2010, 2011 and 2012 tax years of certain prospective corporate and other taxes that would have otherwise been due in tax years 2013 through 2018.  In addition, Iceland has also implemented an additional temporary tax on electricity usage applicable to our 2010, 2011 and 2012 tax years.  This agreement and the additional taxes on electricity are expected to significantly increase our Icelandic tax liabilities in our 2010, 2011 and 2012 tax years.

Alcan Metal Agreement terminated

In April 2009, Alcan and CAWV agreed to terminate all remaining obligations under the Alcan Metal Agreement.  CAWV paid Alcan $0.6 million to settle the remaining delivery obligations.

IRS Tax Refunds received

In the first quarter of 2009, we received a federal income tax refund of $79.7 million related to a carryback of a portion of the December 31, 2008 taxable loss to tax years ended December 31, 2006 and December 31, 2007.  Additionally, we received a $10.1 million federal income tax refund related to overpayments of December 31, 2008 estimated tax payments.

Curtailment of Operations at Ravenswood and Hawesville

In February 2009, Century Aluminum of West Virginia announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by the end of February 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

In March 2009, our subsidiary, CAKY announced the orderly curtailment of one potline at Hawesville.  Hawesville has production capacity of approximately 244,000 mtpy of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 49,000 metric tons per year and impacted approximately 120 employees.  The action was taken to reduce the continuing cash losses as a result of the depressed global price for primary aluminum.

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

Alumina and bauxite contract amendments

In April 2009, we agreed with Glencore to amend two alumina purchase agreements (collectively, the “Amendments”).

The Amendments reduce the amount of alumina Glencore will supply to Century from 330,000 metric tons to 110,368 metric tons in 2009 and from 290,000 metric tons to 229,632 metric tons in 2010, for an overall alumina supply reduction of 280,000 metric tons.

In conjunction with these alumina supply reductions, St. Ann agreed to reduce the amount of bauxite it will supply to Glencore in 2009 by 775,000 dry metric tons, with 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we agreed to pay St. Ann $6.0 million in compensation for the reduced bauxite sales.

Impact of the adoption of ASC 470-20 (formerly FASB Staff Position (“FSP”) APB 14-1)

We adopted ASC 470-20 (formerly FSP APB 14-1“Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”) effective January 1, 2009 and retrospectively applied the changes under this new accounting principle to our financial statements.  Retrospective application to all periods presented is required.  Accordingly, we have adjusted our previously issued financial statements to reflect the changes that resulted from the adoption of the guidance to give effect to ASC 470-20, as applicable.

Extension of labor contract at Ravenswood

We reached an agreement with the USWA to extend the labor contract at Ravenswood to August 31, 2010.

APCo Rate filing

APCo supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In March 2009, APCo filed a request for a rate increase to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.  In September 2009, the PSC agreed to extend the special rate contract terms of the existing agreement for one year and attributed approximately $16 million of the unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision which excuses or defers payments above set tariff rates depending on aluminum prices.  We are reviewing options to further extend the term of the existing agreement that establishes the LME-based cap on the tariff rates.

Results of Operations

The following discussion reflects our historical results of operations, which do not include results from:

•	the 40,000 mtpy expansion of Grundartangi until it was completed in the fourth quarter of 2007;
•	the curtailment of operations of one potline at Ravenswood until it was completed in December 2008;
•	the curtailments of operations of Ravenswood’s remaining three potlines and one potline at Hawesville until they were completed in February 2009 and March 2009, respectively;
•	the transfer of our 50% ownership positions in Gramercy and St. Ann to Noranda on September 1, 2009; and,
•	our equity in the earnings of our 40% joint venture investments in Baise Haohai Carbon Co. until we acquired an interest in April 2008.

Accordingly, the results for fiscal years 2008 and 2007 are not fully comparable to the results of operations for fiscal year 2009.  Our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our Consolidated Financial Statements included herein.

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(107.3)	(84.2)	(79.8)
Gross profit (loss)	(7.3)	15.8	20.2
Other operating income - net	1.8	—	—
Selling, general and administrative expenses	(5.3)	(2.4)	(3.3)
Goodwill impairment	—	(4.8)	—
Operating income (loss)	(10.8)	8.6	16.9
Interest expense	(3.4)	(1.6)	(2.2)
Interest income (expense) – related parties	0.1	(0.1)	—
Interest income	0.2	0.4	0.6
Loss on early extinguishment of debt	(0.3)	—	(0.2)
Other expense	(0.2)	(0.1)	—
Net loss on forward contract	(2.2)	(37.8)	(28.3)
Loss before income taxes and equity in earnings (losses) of joint ventures	(16.7)	(30.6)	(13.2)
Income tax (expense) benefit	1.4	(15.7)	6.5
Loss before equity in earnings (losses) of joint ventures	(15.3)	(46.3)	(6.7)
Equity in earnings (losses) of joint ventures	(7.6)	0.9	0.9
Net loss	(22.9)%	(45.4)%	(5.8)%

The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per pound shipped:

Primary Aluminum shipments
	Direct (1)
	Metric tons	Pounds (000)	$/pound
2009	329,327	726,040	$0.78
2008	532,320	1,173,563	$1.23
2007	531,561	1,171,889	$1.13
	Toll (2)
	Metric tons	Pounds (000)	$/pound
2009	275,799	608,031	$0.54
2008	271,451	598,446	$0.89
2007	235,390	518,945	$0.91

(1)	Direct shipments do not include toll shipments from Grundartangi.
(2)	Annual capacity of 260,000 mtpy was reached in the fourth quarter of 2007.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales:  Net sales for the year ended December 31, 2009 declined $1,071.5 million to $899.3 million.  Lower price realizations for primary aluminum in the year ended December 31, 2009, contributed $535.8 million to the sales decline.  The monthly average LME cash price for 2009 was down 35% from the monthly average LME cash price in 2008.  Lower net sales volume contributed $535.7 million to the sales decline.  Direct shipments declined 447.5 million pounds from the same period in 2008 due to capacity curtailments in the U.S.  Toll shipments increased 9.6 million pounds from the same period in 2008 due to production efficiencies at the Grundartangi facility.

Gross profit (loss):  During 2009, lower price realizations, net of LME based alumina cost and LME-based power cost decreases, reduced gross profit by $445.9 million.  Lower shipment volume, due to capacity curtailments, resulted in a $64.9 million decrease in gross profit.  Offsetting these declines were $44.0 million in net cost decreases comprised of: reduced costs for maintenance, supplies and materials, $13.0 million; reduced costs for our non-LME-based alumina, $23.9 million; reduced net amortization and depreciation charges, primarily at Hawesville, $11.9 million; other cost reductions, $13.0 million; and increased power cost at our U.S. smelters, $17.8 million.

Due to the turnover of inventory during 2009 and increased market prices as of December 31, 2009, the previously recognized lower of cost or market inventory reserve was adjusted to reflect the lower of cost or market value of our December 31, 2009 ending inventory.  These adjustments favorably impacted cost of goods sold by $33.6 million during 2009 and represent an $89.5 million swing in 2009 from the $55.9 million charge required in 2008 to report our inventories on a lower of cost or market basis.

Other operating income – net:  During 2009, the expenses associated with the idled potlines at our Ravenswood and Hawesville facilities were $41.7 million. This amount includes expenses incurred to curtail operations and to maintain the Ravenswood facility in an idled state.  See Note 4 Curtailment of Operations – Ravenswood and Hawesville in Consolidated Financial Statements included herein.

During 2009, we recorded a gain of $81.6 million related to our agreement with E.ON that was consummated concurrently with the new long term power contract for Hawesville.  In addition, we wrote off the remaining carrying value of the intangible asset associated with the previous power contract that was terminated July 16, 2009.  The amount of the write-off was $23.8 million.  See Note 3 Long-term power contract for Hawesville in the Consolidated Financial Statements included herein for additional information about this contract.

Interest income – third party:  Interest income for the year ended December 31, 2009 decreased by $6.2 million as a result of lower average cash and short-term investment balances and lower interest rates during 2009.

Net loss on forward contracts:  For the year ended December 31, 2009, the net loss on forward contracts was $19.4 million compared to a net loss on forward contracts of $744.4 million for 2008.  Over half of the net loss reported for the year ended December 31, 2009 relates to the mark-to-market of options that were put in place to provide some downside price protection for our Hawesville facility.  The remainder of the loss relates to the discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts associated with our investment in Gramercy, recognition of previously settled ISK hedges associated with the Helguvik project and losses on derivatives associated with the Hawesville and Ravenswood power contracts.

The loss reported for the year ended December 31, 2008 was primarily the result of mark-to-market losses associated with our long term financial sales contracts with Glencore that did not qualify for cash flow hedge accounting.  In July 2008, we terminated these contracts, recording a net gain of $162.0 million ($172.4 million, net of $10.4 million in transaction costs).

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

Tax provision:  The changes in income tax (expense) benefit in 2009 from 2008 are primarily the result of benefits from the release of ASC 740-10-30 income tax reserves for uncertain tax positions due to statute of limitations expiration and additional NOLs carry back claims due to recently enacted U.S. tax law offset by increased Iceland tax rates.

Equity in earnings (losses) of joint ventures: In August 2009, we signed an agreement to transfer our ownership interests in Gramercy and St. Ann to our joint venture partner, Noranda resulting in a loss on disposition of $73.2 million.  See Note 10 Gramercy  and St. Ann transfer in the Consolidated Financial Statements included herein for additional information about this transaction.

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

Interest expense- third party:  Interest expense for the year ended December 31, 2008 decreased $7.9 million to $31.8 million. The decrease in interest expense was due to the retirement of Nordural’s outstanding debt in 2007.

Interest income- third party:  Interest income for the year ended December 31, 2008 decreased by $3.3 million to $7.8 million.  The decrease in interest income is a result of lower interest rates and average cash and short-term investment balances during 2008.

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

Tax provision:  The changes in the income tax provision were a result of changes in the level of earnings and losses within the various tax jurisdictions in which we operate, changes in the current year’s effective tax rate and a change in the West Virginia tax law.  In addition, we recorded a tax charge of $536.3 million in 2008 as a valuation allowance against certain deferred tax assets.  A significant portion of these deferred tax assets were created by the losses on our long term financial sales contracts with Glencore.  A valuation allowance was required because our current estimates of future U.S. taxable income do not support the utilization of the deferred tax assets.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through public offerings of our common stock in each of the last three years and in 2004 we accessed the public debt markets.  We are continuously exploring various financing alternatives. Our principal uses of cash are the funding of operating costs (including post-employment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our aluminum growth activities and in related businesses, working capital and other general corporate requirements.  We are not required to make a contribution in 2010 to any defined benefit plan which we sponsor, but may choose to make a voluntary contribution of up to $10 million.

Our financial position and liquidity were materially adversely affected by weak aluminum prices relative to our operating costs in 2009.  Our consolidated cash balance at December 31, 2009 was $198 million compared to $129 million at December 31, 2008.  The increase in cash related primarily to proceeds from a public equity offering, working capital reductions and significant tax refunds received in 2009, partially offset by operating losses.  As of December 31, 2009, we had no amounts outstanding, approximately $11.5 million issued but undrawn letters of credit and approximately $41 million of net availability under our revolving credit facility.  This availability has been negatively impacted by the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of such facility.  Further curtailments of production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.  In addition, our current revolving credit facility is due to expire in September 2010.  We currently expect to have a new revolving credit facility in place before that time.

Recently enacted legislation would allow Century to carryback our NOLs for 2008 for up to five years, two years longer than the law previously allowed.  Under the new law, we expect to receive a tax refund of approximately $16 million by carrying back losses to our 2005 tax year.  Our federal tax returns for the years 2005 through 2008 are currently under audit which may delay the receipt of the tax refund.

Convertible Debt for Exchanges

During the third and fourth quarters of 2009, we issued approximately 11.4 million shares of our common stock in exchange for approximately $128 million aggregate principal amount of our 1.75% Notes.  After concluding these convertible debt-for-equity exchanges, we have approximately $47 million aggregate principal amount of 1.75% Notes outstanding.  Current holders of the 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.  In addition, we have received consents to certain amendments or modifications to the indenture governing the 1.75% Notes.

7.5% Notes Exchange Offer and Consent Solicitation

In December 2009, we completed an exchange offer and consent solicitation relating to our 7.5% Notes.    We issued approximately $245 million 8.0% Notes in exchange for approximately $243 million of principal amount of our 7.5% Notes and received consents to modify certain provisions of the indenture governing the 7.5% Notes, including eliminating most restrictive covenants and certain events of default in the 7.5% Notes, for which we paid a consent payment consisting of $2.4 million of cash and $2.4 million of principal amount of 8.0% Notes.   In January and March 2010, we completed additional exchanges of approximately $4.3 million of our 7.5% Notes for approximately $4.1 million of our 8.0% Notes.  These investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% Notes since the original issuance date.  As of March 16, 2009, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

The amendment to the indenture for the 7.5% Notes provides Century with incremental flexibility to pursue financing for current and future growth opportunities, including:

•
Our foreign subsidiaries will be permitted to incur up to $125 million of debt to finance construction or expansion of the Grundartangi facilities, provided that such debt is not guaranteed by us or any of the guarantors of the 8.0% Notes.

•
We will be allowed to incur up to $500 million of unsecured debt, which will be effectively junior to the 8.0% Notes with respect to the value of the assets securing them, provided that such debt has a stated maturity after the maturity of the 8.0% Notes and a cash interest rate no higher than that of the 8.0% Notes.

•	Proceeds from any such unsecured debt issuance may be invested into our unrestricted subsidiaries, including Helguvik, and joint ventures.

Capital Resources

We intend to finance our future recurring capital expenditures from available cash and our cash flow from operations.  For major investment projects, such as the Helguvik project, we would seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Continued turbulence in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the capital markets and our financial condition.

Capital expenditures for 2009 were $38.9 million, $22.0 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2010, excluding the activity on the Helguvik project, will be approximately $15 million compared to $16.9 million in 2009.

In light of current global financial and economic conditions, we continue to review our capital plans and, where possible, reduce, stop or defer most non-critical capital expenditures in our existing smelters. We have made and continue making capital expenditures for the construction and development of our Helguvik project.  From inception through December 31, 2009, we capitalized approximately $108 million for Helguvik and we have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $25 to $35 million for contract cancellation costs.  We continue to evaluate the Helguvik project’s cost, scope and schedule in light of the global economic crisis and recent commodity prices. In addition, we are working to complete the activities required for a full restart of construction activity at Helguvik, including the finalization of the contracts with the power suppliers and the confirmation that they will be in a firm position to finance and deliver the power per an agreed schedule.  We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $40 million during 2010; this estimate assumes the balance of the capital required for the first phase of the Helguvik project will be raised from various financing sources.  See Item 1A, “Risk Factors — Construction at our Helguvik smelter site is under review” included herein.

Historical

Our Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	2009	2008	2007
	(dollars in thousands)
Net cash provided by (used in ) operating activities	$39,399	$(665,438)	$(5,755)
Net cash used in investing activities	(46,213)	(159,731)	(108,571)
Net cash provided by financing activities	75,648	893,607	78,923
Net change in cash	$68,834	$68,438	$(35,403)

Net cash provided by operating activities in 2009 was $39.4 million.  Our net cash from operations was due to tax refunds offset by operating losses and costs of curtailed operations in 2009.

Net cash used in operating activities in 2008 was $665.4 million, which included a net $266.5 million source of cash for the sale of short-term investments and a use of $1,315.3 million as payment for the termination of fixed price forward financial sales contracts.  This was partially offset by increased cash from operations due to improved price realizations and the additional shipment volume from Grundartangi compared to the same period in 2007.

Net cash used in operating activities in 2007 was $5.8 million, which included a net $280.2 million use of cash for the purchase of short-term investments.  Such investments generally yield higher returns than cash or other money market instruments.  If we had not used cash to purchase those investments, our net cash from operations would have increased due to improved price realizations and the additional shipment volume from Grundartangi compared to prior periods.

Net cash used in investing activities in 2009 was $46.2 million, a decrease of $113.5 million from 2008.  This decrease was due primarily to reduced expenditures for the Helguvik project and the reduction, deferral or cancellation of all non-critical capital expenditures at our other smelters.

Net cash used in investing activities in 2008 was $159.7 million, an increase of $51.1 million from 2007.  This increase was due primarily to higher expenditures for the Helguvik project and investments in and advances made to joint ventures.

Net cash used in investing activities in 2007 was $108.6 million, a decrease of $103.4 million from 2006.  This decrease was due primarily to lower expenditures for the Grundartangi expansion project.

Net cash provided by financing activities during 2009 was $75.6 million.  We received $103.1 million in net proceeds from the issuance of common stock from our equity offering in February 2009.  We repaid $25.0 million on our revolving line of credit borrowed in 2008 and paid financing fees of $2.4 million.

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

Pension and Other Postemployment Benefit Liabilities

We sponsor several pension and other postemployment benefit plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care inflation rate and the long-term rate of return on plan assets.

Discount Rate Selection

It is our policy to select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to yields on zero coupon bonds.  We use the Citigroup Pension Liability Index for determining these yields.

The Citigroup Pension Liability Index was specifically developed to meet the criteria set forth in FASB ASC 715 (formerly SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions”).  The published information at the end of each calendar month includes spot rate yields (zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Citigroup Pension Liability Index rate represents the discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan.

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

Therefore, as of December 31, 2009, we selected a weighted-average discount rate of 5.75% for all our pension plans and a weighted-average discount rate of 5.89% for our other postemployment benefit plans.

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans in 2009:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(6.3)	$7.0
Other postemployment benefit (“OPEB”) plans	$(11.0)	$12.2

Century provides postemployment benefit plans that provide health care and life insurance benefits for a portion of the retired employees of our U.S. based operations.  ASC 715 requires the accrual of the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.

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

Century assumes medical inflation is initially 10%, declining to 5% over six years and thereafter.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2009:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$2.4	$(2.0)
Effect on accumulated postretirement benefit obligation	$26.2	$(22.4)

Long-term Rate of Return on Plan assets assumption

We are currently using an 8.0% long-term rate of return on plan assets for the development of the net periodic cost for the defined benefit pension plans.  The rate was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

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

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $681.1 million against all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2009, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses and unfavorable future market conditions.

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

We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of the global economic crisis and weakening commodity prices.  The aggregate capital expenditures through December 31, 2009 related to the Helguvik project were $108 million.  In evaluating the construction in progress at Helguvik, we considered the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and concluded that the undiscounted future cash flows exceed the expected cost of constructing the Helguvik project.  If we were to not restart construction, we would recognize a loss on our investment at the time that a decision were made to abandon the project.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was $73.8 million at December 31, 2009.  If the carrying value of the asset group were to exceed the fair value of the asset group based on the estimated future undiscounted cash flows or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at the time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility would resume once LME prices for primary aluminum increase and are sustained and upon the successful negotiation and execution of certain critical enabling agreements for power and labor.

Environmental Expenditures

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.8 million and $0.8 million at December 31, 2009 and December 31, 2008, respectively.  We believe that compliance with current environmental laws and regulations is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We expect to incur operating expenses relating to environmental matters of $10 to $11 million in 2010.  These amounts do not include any projected capital expenditures or operating expenses for our joint ventures.   See Item 3 and Note 18 Commitments and Contingencies to the Consolidated Financial Statements included herein.

Other Contingencies

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings” and Note 18 Commitments and Contingencies to the Consolidated Financial Statements included herein for additional information.

Recently Issued Accounting Standards Updates

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

	Payments Due by Period
	Total	2010	2011	2012	2013	2014	Thereafter
	(dollars in millions)
Long-term debt (1)	$307	$—	$47	$—	$—	$252	$8
Estimated interest payments (2)	101	21	21	21	21	9	8
Purchase obligations (3)	2,849	557	383	372	311	326	900
OPEB obligations (4)	121	9	10	11	11	12	68
Other liabilities (5)	250	84	67	65	3	3	28
Total	$3,628	$671	$528	$469	$346	$602	$1,012

(1)
Long-term debt includes principal repayments on the 7.5% Notes, the 8.0% Notes, the 1.75% Notes and the IRBs.  Payments are based on the assumption that, except for the 1.75% Notes that have an option to require us to repurchase all or any portion of these securities at par in August 2011, all outstanding debt instruments will remain outstanding until their respective due dates.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments, except the 1.75% Notes, will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2009 rate for that debt continues until the respective due date.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts.  Our CAKY power contract contains a 12 month cancellation cause and allows us to receive credits for unused power that Big Rivers is able to sell to other parties.  We assumed that during the contract period, CAKY would maintain their current production levels and we would receive credits for 50% of the unused power.  We do not include any credits for E.ON contractual receivables.  For contracts with LME-based pricing provisions, including our alumina contracts and Nordural’s power contracts, we assumed an LME price consistent with the LME forward market at December 31, 2009.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2019, which are unfunded.
(5)
Other liabilities include our expected remaining cost for the Ravenswood curtailment, SERB benefit payments, workers' compensation benefit payments, asset retirement obligations and contractual commitments for the Helguvik project.  Expected benefit payments for the SERB plans, which are unfunded, are included for 2010 through 2019.  Asset retirement obligations are estimated disposal costs for the potliner in service.  Our contractual commitments for the Helguvik projects consist of various contracts for equipment and services associated with the project.  As of December 31, 2009, the gross liability for uncertain tax positions under ASC 740-10-30 (formerly, FIN No. 48) is approximately $21.2 million.  We have not included the uncertain tax position obligations in the contractual obligations table as we cannot provide a reasonable estimate of the timing of future settlements.

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

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	24,000 mtpy minimum	Through December 31, 2010	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815 (formerly, SFAS No. 133).  Under the Glencore Metal Agreement, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2010, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement and the Southwire Metal Agreements, we had forward delivery contracts to sell 26,140 metric tons and 84,047 metric tons of primary aluminum at December 31, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,559 metric tons and 330 metric tons of primary aluminum at December 31, 2009 and December 31, 2008, respectively, of which none were with Glencore at December 31, 2009 and 319 metric tons were with Glencore at December 31, 2008.

Forwards and Financial Purchase Agreements

Financial Sales Agreements

As of December 31, 2009, we had no fixed price financial primary aluminum sales contracts outstanding.

In September and October 2009, we entered into primary aluminum put option and collar contracts that settle monthly from October 2009 through December 2010 based on the LME prices.  Our counterparties include Glencore, a related party, and a non-related third party.  We accounted for the put options and collar contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gains losses on forward contracts.  The following table shows the primary aluminum put option contracts outstanding as of December 31, 2009.

Primary Aluminum option contracts as of December 31, 2009 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly through December 2010	60,000	30,000
Collar contracts, settle monthly through December 2010 (1)	—	30,000

(1)	The collar contracts include 30,000 MT of put option contracts and 30,000 MT of call option contracts.

Financial Purchase Agreements

Natural Gas

To mitigate the volatility of the natural gas markets, we enter into fixed-price financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.

We had no forward natural gas financial purchase contracts outstanding at December 31, 2009.

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Grundartangi’s labor costs, part of the maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik project, although we are currently evaluating the Helguvik project’s cost, scope and schedule in light of the global credit crisis and commodity prices.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We may manage our foreign currency exposure by entering into foreign currency forward contracts.  As of December 31, 2009, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Because all of our alumina contracts, except for a portion of Hawesville’s alumina contract with Gramercy, are indexed to the LME price for primary aluminum, they act as a natural hedge for approximately 14% of our production.  As of February 28, 2010, approximately 34% of our production for 2010 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to Century’s board of directors.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets at December 31, 2009 and 2008	55
Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007	56
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007	57 - 58
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007	59
Notes to the Consolidated Financial Statements	60 - 117

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
March 16, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our reports dated March 16, 2010 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
March 16, 2010

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2009	2008
ASSETS
Cash	$198,234	$129,400
Restricted cash	8,879	865
Short-term investments	—	13,686
Accounts receivable — net	37,706	60,859
Due from affiliates	19,255	39,062
Inventories	131,473	138,111
Prepaid and other current assets	93,921	99,861
Deferred taxes — current portion	—	32,290
Total current assets	489,468	514,134
Property, plant and equipment — net	1,298,288	1,340,037
Intangible asset — net	—	32,527
Due from affiliates – less current portion	5,859	7,599
Other assets	68,135	141,061
TOTAL	$1,861,750	$2,035,358
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$77,301	$102,143
Due to affiliates	32,708	70,957
Accrued and other current liabilities	38,598	58,777
Accrued employee benefits costs — current portion	12,997	12,070
Convertible senior notes	43,239	152,700
Industrial revenue bonds	7,815	7,815
Total current liabilities	212,658	404,462
Senior notes payable	247,624	250,000
Revolving credit facility	—	25,000
Accrued pension benefits costs — less current portion	43,281	50,008
Accrued postretirement benefits costs — less current portion	177,231	219,539
Other liabilities	31,604	33,464
Deferred taxes	81,622	71,805
Total noncurrent liabilities	581,362	649,816
CONTINGENCIES AND COMMITMENTS (NOTE 18)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 83,452 and 155,787 shares issued and outstanding at December 31, 2009 and 2008, respectively)	1	2
Common stock (one cent par value, 195,000,000 shares authorized; 92,530,068 shares issued and outstanding at December 31, 2009; 100,000,000 shares authorized; 49,052,692 shares issued and outstanding at December 31, 2008)	925	491
Additional paid-in capital	2,501,389	2,272,128
Accumulated other comprehensive loss	(74,270)	(137,208)
Accumulated deficit	(1,360,315)	(1,154,333)
Total shareholders’ equity	1,067,730	981,080
TOTAL	$1,861,750	$2,035,358

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2009	2008	2007
NET SALES:
Third-party customers	$668,344	$1,474,815	$1,449,750
Related parties	230,909	495,961	348,413
	899,253	1,970,776	1,798,163
Cost of goods sold	964,918	1,659,152	1,434,700
Gross profit (loss)	(65,665)	311,624	363,463
Other operating income -net	(16,088)	—	—
Selling, general and administrative expenses	47,879	48,223	59,920
Goodwill impairment	—	94,844	—
Operating income (loss)	(97,456)	168,557	303,543
Interest expense – third party	(30,390)	(31,830)	(39,711)
Interest expense – related parties	—	(1,145)	—
Interest income – related parties	572	318	—
Interest income – third party	1,297	7,481	10,790
Net loss on forward contracts	(19,415)	(744,448)	(508,875)
Loss on early extinguishment of debt	(4,711)	—	(2,461)
Other expense — net	(40)	(2,178)	(841)
Loss before income taxes and equity in earnings (losses) of joint ventures	(150,143)	(603,245)	(237,555)
Income tax benefit (expense)	12,357	(308,848)	116,324
Loss before equity in earnings (losses) of joint ventures	(137,786)	(912,093)	(121,231)
Equity in earnings (losses) of joint ventures	(68,196)	16,906	15,645
Net loss	$(205,982)	$(895,187)	$(105,586)
LOSS PER COMMON SHARE:
Basic and Diluted	$(2.73)	$(20.00)	$(2.84)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance, December 31, 2006		$—	$325	$464,384	$(166,572)	$(145,660)	$152,477
Comprehensive income (loss) – 2007
Net loss – 2007	$(105,586)					(105,586)	(105,586)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $448 tax	7,730
Net amount reclassified to income, net of $(57,773) tax	82,512
Defined benefit plans and other postretirement benefits:
Net gain arising during the period, net of $(15,424) tax	20,730
Prior service cost arising during the period, net of $2 tax	(3)
Amortization of net loss, net of $(2,643) tax	3,553
Amortization of prior service cost, net of $612 tax	(822)
Change in equity in investee other comprehensive income, net of $(2,229) tax:	1,341
Other comprehensive income	115,041				115,041		115,041
Total comprehensive income	$9,455
Adjustment to retained earnings upon adoption of ASC 740-10-50 (formerly, FIN No. 48)						(7,900)	(7,900)
Excess tax benefits from share-based compensation				588			588
Share-based compensation expense				5,962			5,962
Issuance of common stock – compensation plans			2	4,904			4,906
Issuance of common stock – equity offering, net			83	414,063			414,146
Balance, December 31, 2007		$—	$410	$889,901	$(51,531)	$(259,146)	$579,634
Comprehensive income (loss) – 2008
Net loss – 2008	$(895,187)					(895,187)	(895,187)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(34,334)
Net gain reclassified to income, net of $(2,206) tax	(3,442)
Net amount of foreign currency cash flow hedges reclassified as income, net of $0 tax	18,892
Defined benefit plans and other postretirement benefits:
Net loss arising during the period, net of $0 tax	(62,842)
Amortization of net loss, net of $(1,215) tax	2,170
Amortization of prior service cost, net of $429 tax	(766)
Change in equity in investee other comprehensive income, net of $0 tax:	(5,355)
Other comprehensive loss	(85,677)				(85,677)		(85,677)
Total comprehensive loss	$(980,864)
Excess tax benefits from share-based compensation				657			657
Share-based compensation expense				4,381			4,381
Issuance of common stock – compensation plans			2	6,544			6,546
Issuance of preferred stock		2		929,478			929,480
Conversion of preferred stock to common stock			4	(4)			—
Issuance of common stock – equity offering, net			75	441,171			441,246
Balance, December 31, 2008		$2	$491	$2,272,128	$(137,208)	$(1,154,333)	$981,080

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(Dollars in thousands)
	Comprehensive Income (Loss)	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Shareholders’ Equity
Balance, December 31, 2008		$2	$491	$2,272,128	$(137,208)	$(1,154,333)	$981,080
Comprehensive income (loss) – 2009
Net loss – 2009	$(205,982)					(205,982)	(205,982)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(4,319)
Net gain reclassified to income, net of $0 tax	14,449
Net amount of foreign currency cash flow hedges reclassified as income, net of $(920) tax	6,796
Defined benefit plans and other postretirement benefits:
Net gain arising during the period, net of $0 tax	36,798
Prior service cost arising during the period, net of $(0) tax	9,153
Amortization of net loss, net of $(414) tax	4,176
Amortization of prior service cost, net of $121 tax	(1,217)
Change in equity in investee other comprehensive income, net of $0 tax:	(2,898)
Other comprehensive income	62,938				62,938		62,938
Total comprehensive loss	$(143,044)
Issuance of common stock – compensation plans			4	607			611
Share-based compensation expense				3,942			3,942
Issuance of common stock in debt exchange offering			113	120,987			121,100
Conversion of preferred stock to common stock		(1)	72	(71)			—
Issuance of common stock – equity offering, net			245	103,796			104,041
Balance, December 31, 2009		$1	$925	$2,501,389	$(74,270)	$(1,360,315)	$1,067,730

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(205,982)	$(895,187)	$(105,586)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	11,956	602,389	411,023
Unrealized gain on contractual receivable	(81,557)	—	—
Realized benefit of contractual receivable	26,025	—	—
Goodwill impairment	—	94,844	—
Write-off of intangible asset	23,759	—	—
Accrued and other plant curtailment costs — net	9,940	—	—
Lower of cost or market inventory adjustment	(47,152)	55,865	—
Depreciation and amortization	72,624	84,268	78,060
Debt discount amortization	7,022	7,592	7,071
Deferred income taxes	44,952	319,063	(134,294)
Pension and other post retirement benefits	12,952	16,430	12,688
Stock-based compensation	3,338	11,753	5,962
Non-cash loss on early extinguish and modification of debt	2,325	—	2,461
Non-cash loss from disposition of equity investments	73,234	—	—
Undistributed earnings of joint ventures	(5,038)	(16,906)	(15,645)
Change in operating assets and liabilities:
Accounts receivable — net	23,154	32,592	19,920
Purchase of short-term trading securities	—	(106,532)	(721,271)
Sale of short-term trading securities	13,686	373,015	441,102
Due from affiliates	21,625	(12,369)	10,850
Inventories	35,766	(18,839)	(26,080)
Prepaid and other current assets	44,847	11,502	(12,540)
Accounts payable, trade	(17,596)	(1,515)	18,211
Due to affiliates	(11,961)	(1,153,348)	13,188
Accrued and other current liabilities	(15,448)	(69,728)	(16,912)
Other — net	(3,072)	(327)	6,037
Net cash provided by (used in) operating activities	39,399	(665,438)	(5,755)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(16,935)	(44,205)	(23,545)
Nordural expansion	(21,981)	(80,314)	(88,764)
Investments in and advances to joint ventures	(1,044)	(36,974)	—
Payment received on advances from joint ventures	1,761	1,754	—
Restricted and other cash deposits	(8,014)	8	3,738
Net cash used in investing activities	(46,213)	(159,731)	(108,571)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	—	—	30,000
Repayment of long-term debt	—	—	(369,436)
Repayment of long-term debt – related party	—	(505,198)	—
Borrowings under revolving credit facility	—	35,000	—
Repayment under revolving credit facility	(25,000)	(10,000)	—
Financing fees	(2,429)	—	—
Excess tax benefits from share-based compensation	—	657	588
Issuance of preferred stock	—	929,480	—
Issuance of common stock, net	103,077	443,668	417,771
Net cash provided by financing activities	75,648	893,607	78,923
CHANGE IN CASH	68,834	68,438	(35,403)
CASH, BEGINNING OF YEAR	129,400	60,962	96,365
CASH, END OF YEAR	$198,234	$129,400	$60,962

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except share and per share amounts)

1.	Summary of significant accounting policies

Organization and Basis of Presentation — Century Aluminum Company (“Century Aluminum,” “Century,” “we”, “us”, “our” or “ours”) is a holding company, whose principal subsidiaries are Century Kentucky, Inc., Nordural ehf (“Nordural”), Berkeley Aluminum, Inc. (“Berkeley”), and Century Aluminum of West Virginia, Inc. (“Century of West Virginia”).  Century Kentucky, Inc. operates a primary aluminum reduction facility in Hawesville, Kentucky (“Hawesville”).  Nordural Grundartangi ehf operates a primary aluminum reduction facility in Grundartangi, Iceland (“Grundartangi”).  Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”).  Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly.  The remaining interest in the partnership and the remaining undivided interest in Mt. Holly are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.  Alumax of South Carolina manages and operates Mt. Holly pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes their own alumina, for conversion to aluminum, and is responsible for their pro rata share of the operating and conversion costs.

We also own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  BHH, in addition to its Chinese customers, supplies anodes to Grundartangi.

In August 2009, we divested our joint venture interests in the Gramercy alumina refinery, located in Gramercy, Louisiana (“Gramercy”) and St. Ann Bauxite Limited (“St. Ann”), a related bauxite mining operation in Jamaica.

Prior to our initial public offering, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”).  At December 31, 2009, Glencore owned 39.1% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock convertible in certain circumstances into 8,345,200 common shares.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase of alumina, tolling agreements and primary aluminum put option contracts.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all significant intercompany transactions and accounts.  Berkeley’s interest in the Mt. Holly partnership and our interest in the BHH joint venture and our past interest in the Gramercy and St. Ann Bauxite joint ventures are accounted for under the equity method.  Our equity in the earnings of St. Ann Bauxite was recorded net of Jamaican taxes.

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

Short-term investments – We account for short-term investment securities in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320 (formerly, Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”).  These investments were classified as trading securities and recorded at fair value with unrealized holding gains and losses included in interest income.

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $734 and $1,000 at December 31, 2009 and 2008, respectively.

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

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  We recognized no impairment losses on our long-lived fixed assets during 2009, 2008 or 2007.

Goodwill and Intangible Asset – As of December 31, 2009, we had no goodwill or intangible assets. We recorded $94,844 of goodwill as a result of the acquisition of Nordural in 2004.  In the fourth quarter of 2008, we tested our goodwill and determined that the goodwill was impaired. For this analysis, we estimated the fair value of the reporting unit using a discounted cash flow model.  Inputs to that model include various estimates, such as future primary aluminum prices, operating costs, discount rates and cash flow assumptions.  Based on our analysis, the implied fair value of goodwill was less than its carry value and a non-cash impairment charge of $94,844 was recorded on the statement of operations in the fourth quarter of 2008.

Our intangible asset consisted of the power contract acquired in connection with our acquisition Hawesville.  We entered into a new power agreement at Hawesville in July 2009 and wrote-off the remaining $23,759 value of the intangible asset at that time.  As of December 31, 2008, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $123,459.

For the years ended December 31, 2009, 2008 and 2007, amortization expense for the intangible asset totaled $8,769, $15,076 and $13,991, respectively.

Other Assets — Other assets consist primarily of Century’s investment in the Mt. Holly partnership, investments in joint ventures, deferred financing costs, cash surrender value of life insurance policies and operating maintenance supplies not expected to be consumed within the year. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.   Deferred financing costs are amortized on a straight-line basis over the life of the related financial instrument.

We account for our 49.7% interest in the Mt. Holly partnership using the equity method of accounting.  Additionally, our 49.7% undivided interest in certain property, plant and equipment of Mt. Holly is held outside of the partnership and the undivided interest in these assets of the facility is accounted for in accordance with the FASB ASC 810-10-45-14 (formerly, EITF Issue No. 00-01, “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”).  Accordingly, the undivided interest in these assets and the related depreciation are being accounted for on a proportionate gross basis.

In 2009, we transferred our joint venture investments in Gramercy and St. Ann Bauxite to Noranda Aluminum Holding Corporation (together with its consolidated subsidiaries, “Noranda”).  See Note 10 Gramercy and St. Ann Bauxite Transfer for additional information.

Income Taxes — We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  We have a valuation allowance of $651,489 and $530,998 against a portion of our federal and state deferred tax assets as of December 31, 2009 and 2008, respectively, due to our belief that it is more likely than not that these assets will not be realized.  We recorded a valuation allowance of $29,605 and $19,206 against a portion of our Icelandic and Hong Kong NOL deferred tax assets as of December 31, 2009 and December 31, 2008, respectively, due to our belief that it is more likely than not that these assets will not be realized.

We have removed our election to permanently reinvest foreign earnings for 2009 and 2008.  We did not change the election in place for years prior to December 31, 2007.  The cumulative amount of foreign undistributed net earnings for which no deferred taxes have been provided was $205,087 at December 31, 2009.  Management has no plans to distribute such earnings in the foreseeable future.  See Note 17 Income Taxes for additional information.

Postemployment Benefits — We provide certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with ASC 712 (formerly, SFAS No. 112, “Employers’ Accounting for Postemployment Benefits”).  The statement requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

Forward Contracts and Financial Instruments — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts, put option and collar contracts to be settled in cash to manage our exposure to changing primary aluminum prices. We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices.  See Note 19 for additional information about these contracts.

Certain physical delivery and financial sales contracts for primary aluminum that are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the London Metal Exchange (“LME”) price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net gain (loss) on forward contracts.  See Note 19 for additional information about our financial sales contracts for primary aluminum.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Nordural ehf uses the U.S. dollar as its functional currency, however a portion of the operating expenses of the Nordural facility at Grundartangi are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor and certain other local costs are denominated in ISK and a portion of its anode costs are denominated in euros.  Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) in the Consolidated Statements of Operations.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  BHH is accounted for under the equity method and gains and losses associated with foreign currency exchange rates are included in equity in earnings of joint ventures.

Financial Instruments — Our receivables, payables and debt related to industrial revenue bonds (“IRBs”) are carried at amounts that approximate fair value.  The following table provides the carrying amounts and approximate fair value (based the last available trading data) of our 8.0% senior notes due 2014 (the “8.0% Notes”), our 7.5% senior unsecured notes due 2014 (the “7.5% Notes”) and our 1.75% convertible senior notes due 2024 (the “1.75% Notes”).  The 8.0% Notes were issued in December 2009.

	December 31, 2009		December 31, 2008
	Carrying amount	Fair value	Carrying amount	Fair value

8.0% senior notes due 2014	$240,676	$237,191	$—	$—
7.5% senior unsecured notes due 2014	6,948	6,948	250,000	145,000
1.75% convertible senior notes due 2024	43,239	45,008	152,700	94,624

Concentration of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables and short-term investments.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers.  At December 31, 2008, we had approximately $13,686 invested in short-term investments of highly-rated municipal bonds.  The risk associated with these investments is a default by the underlying issuer.  As of December 31, 2009, we had no short-term investments.

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

Stock-Based Compensation —We use the Black-Scholes option-pricing model to estimate the fair value of our stock option grants and service-based share awards on the grant date of the share award.  Information about our assumptions used to determine the fair value of the grants in 2009, 2008 and 2007 is available in Note 15 Share-based Compensation.

Recently Issued Accounting Standards – We evaluate the impact of FASB accounting standards updates (“ASUs”) issued.  When the adoption or planned adoption of recently issued ASUs will potentially have a material impact on our consolidated financial position, results of operations, and cash flows, we disclose the quantitative and qualitative effects of the adoption in our consolidated financial statements.

Recently Adopted Accounting Standards– ASC 470-20.  On January 1, 2009 we adopted ASC 470-20 (formerly, FASB Staff Position (“FSP”) APB 14-1 “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement))” which fundamentally changes the accounting for convertible debt instruments within its scope.  Upon adopting ASC 470-20, we separately accounted for the liability and equity components of the convertible debt instruments in a manner that reflects the entity’s hypothetical nonconvertible borrowing rate which required retrospective application to prior periods.  Our Form 8-K filed on October 21, 2009 gave effect to the retrospective application of this accounting standard.

ASC 715-20 (formerly FSP FAS 132(R)-1).  In December 2008, the FASB issued FSP 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” which was included in the FASB Codification as ASC 715-20.  ASC 715-20 amends general accounting principles for retirement benefits to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  This guidance is intended to ensure that an employer meets the objectives of the disclosures about plan assets in an employer’s defined benefit pension or other postretirement plan to provide users of financial statements with an understanding of the following:  (1) how investment allocation decisions are made; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs on change in plan assets, and; (5) significant concentrations of risk within the plan assets.  ASC 715-20 becomes effective for Century on December 31, 2009.  ASC 715-20 requires enhanced disclosures, which are provided in Note 14 Pension and Other Postretirement Benefits.

ASU 2010-09. The FASB has amended its guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU 2010-09) to disclose the date through which an entity has evaluated subsequent events.  This change alleviates potential conflicts with current SEC guidance.  ASU 2010-09 addresses financial disclosures, and we have determined that ASU 2010-09 will not have any impact on our financial position, results of operations or cash flows.

2.	Management’s plan

We have incurred net losses each year since 2005 and had an accumulated deficit of $1,360,315 as of December 31, 2009.  For the years ended December 31, 2009, 2008 and 2007, we sustained net losses of $205,982, $895,187 and $105,586, respectively.  Our financial position and liquidity have been and may continue to be materially adversely affected by low aluminum prices as compared to our cost of production.

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We will continue to explore alternative or supplementary financing arrangements to the revolving credit facility.  Our principal uses of cash are funding of operating costs (including postemployment benefits), maintenance of idled production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, working capital and other general corporate requirements.

We believe our cost reduction actions, when combined with available cash at December 31, 2009, provide us with adequate liquidity for 2010.

3.	Long-term power contract for Hawesville

To secure a new, long-term power contract for our primary aluminum smelter in Hawesville, Kentucky on July 16, 2009, our wholly owned subsidiary, Century Aluminum of Kentucky (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers Energy Corporation (“Big Rivers”), agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 megawatts (“MW”)) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.

E.ON has agreed to mitigate a significant portion of this near-term risk through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume CAKY's obligations.  As part of this arrangement, E.ON will pay up to approximately $81,500 to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to provide price protection which effectively results in CAKY paying prices which approximate the previous contract prices and volume protection which effectively results in CAKY having the ability to receive credits for quantities of power without sustaining a loss.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits during 2010.  To the extent the aggregate payments made by E.ON exceed the approximately $81,500 commitment, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

As the previous power contract was designated as a normal contract under ASC 815 (formerly SFAS No. 133, “Accounting for Derivatives), in the third quarter of 2009 when it became no longer probable that we would continue to take physical delivery of the power under the previous contract, we recorded approximately $80,723 for a contractual receivable from E.ON representing the net present value of the consideration provided to CAKY from E.ON to net settle the previous contract, wrote off a $23,759 intangible asset associated with the former power contract and recorded a $56,964 net gain on this transaction on our consolidated statements of operations in other operating income – net.

The new power contract has been designated as a normal purchase contract under ASC 815.  Unlike the previous power contract that was a fixed price contract where the purchase price of power was below market prices without an explicit net settlement provision, the Big Rivers Agreement is a cost-based contract that is not expected to have any significant value and is with a regulated power generator.  While the Big Rivers Agreement is a take-or-pay contract, where we may net settle any unused power with Big Rivers, we would only receive credits up to our cost for such power sales and would not profit on any sales made above our cost for such power under the current election made under the Big Rivers Agreement.

4.	Curtailment of operations – Ravenswood and Hawesville

In December 2008, our subsidiary, Century Aluminum of West Virginia, Inc. (“CAWV”), issued a conditional Worker Adjustment and Retraining Notification Act (“WARN”) notice at its Ravenswood, West Virginia smelter related to a curtailment of plant operations in 60 days. Simultaneously with the issuance of the WARN, CAWV began the immediate curtailment of one of its four potlines which was completed by December 20, 2008.  In 2008, we incurred curtailment costs of $1,667 for this partial curtailment at CAWV.

In February 2009, we announced the curtailment of the remaining plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were also completed in February 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

In March 2009, CAKY announced the curtailment of one potline at Hawesville.  Hawesville has production capacity of approximately 244,000 metric tons per year (“mtpy”) of primary aluminum from five potlines. The potline curtailment was completed in March 2009.  The action reduced primary aluminum production by approximately 49,000 metric tons per year.

We incurred curtailment charges of $41,710 during 2009 and reported these charges in other operating income - net in the consolidated statements of operations.  The majority of the curtailment charges related to Ravenswood.  The components of the curtailment costs for the 2009 are as follows:

Year ended December 31, 2009
Severance/employee-related cost	$22,049
Alumina contract – spot sales net losses	1,448
Alumina contract amendment cost	6,000
Power/other contract termination costs	6,332
Ongoing site costs	18,233
Pension plan curtailment adjustment	2,478
OPEB plan curtailment adjustment	(14,830)
Net expense	$41,710

Cash curtailment expenditures to date

Cash payments through December 31, 2009
Curtailment of operations at Ravenswood and Kentucky	$22,300
Ongoing idling costs at Ravenswood	9,300
Contract termination and amendment costs	15,100
Total	$46,700

5.	Equity offerings

February 2009 Offering

In February 2009, we completed a public offering of 24,500,000 shares of common stock at a price of $4.50 per share, raising $110,250 before offering costs.  The offering costs were approximately $6,209, representing underwriting discounts and commissions and offering expenses.

July 2008 Offering

In July 2008, we completed a public equity offering of 7,475,000 shares of common stock, which included the exercise of the over-allotment option of 975,000 shares of common stock, at a price of $62.25 per share, raising $465,319 before offering costs.  The offering costs were approximately $24,073, representing underwriting discounts and commissions and offering expenses.

6.	Fair value measurements

ASC 820, “Fair Value Measurements and Disclosures,” (formerly, SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

ASC 820 recognizes three different valuation techniques; the market approach, income approach, and/or cost approach.  Valuation techniques used for fair value measurements are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

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

Our fair value measurements include the consideration of market risks that other market participants might consider in pricing the particular asset or liability, specifically non-performance risk and counterparty credit risk.  Consideration of the non-performance risk and counterparty credit risk are used to establish the appropriate risk-adjusted discount rates used in our fair value measurements.

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Short-term Investments.  Our short-term investments held at December 31, 2008 consisted of tax-exempt municipal bonds.  The market value of these investments is based upon their quoted market price in markets that are not actively traded.  At December 31, 2009, we did not hold short-term investments.

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical delivery and financial sales contracts, the Ravenswood power contract, primary aluminum put option contracts and primary aluminum collar contracts (a combination of a put option contract and a call option contract).  We determined the fair value of the put and collar contracts using a Black-Scholes model with market data provided by an independent source.  For our other contracts, we measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  For contracts in excess of twelve month we use discounted cash flows from these contracts using a risk-adjusted discount rate.  Primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the LME spot and forward market for primary aluminum and the U.S. Midwest Premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  Prior to the termination of the primary aluminum forward financial sales contracts in July 2008, the term of one of these contracts extended beyond the quoted LME futures market.  We estimated the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the quoted LME market prices.  These future market assumptions were significant to the fair value measurements.  The Ravenswood power contract derivative is valued based in part on the LME forward market.  In September and October 2009, we entered into primary aluminum put option and collar contracts that settle monthly from October 2009 through December 2010 based on LME prices.  We determine the fair value of the put options and collar contracts using quoted market values from an independent source.

Fluctuations in the market prices for our primary aluminum forward financial sales contracts had a significant impact on net gains and losses from forward contracts included in our financial statements until they were terminated in July 2008.  Unrealized gains and losses for these primary aluminum forward financial sales contracts were included in net loss on forward contracts.

Upon the transfer of our joint venture investment in Gramercy in the third quarter of 2009, we discontinued cash flow hedge treatment for our natural gas forward financial purchase contracts because the originally forecasted natural gas transactions would not occur during the originally specified time periods.  We accounted for these contracts as derivative instruments at the time it was determined the forecasted transactions would not occur and marked the contracts to market.  In accordance with ASC 815, the changes in the fair value of these contracts were recorded in the consolidated statements of operations in loss on forward contracts.

Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis.  As required by general accounting principles for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

Recurring Fair Value Measurements	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Primary aluminum put option contracts	$—	$1,839	$—	$1,839
Power contract	—	—	101	101
TOTAL	$—	$1,839	$101	$1,940

LIABILITIES:
Derivative liabilities	$—	$(1,763)	$(1,733)	$(3,496)

Recurring Fair Value Measurements	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
ASSETS:
Short-term investments	$—	$13,686	$—	$13,686
Power contract	—	—	2,202	2,202
TOTAL	$—	$13,686	$2,202	$15,888

LIABILITIES:
Derivative liabilities	$(10,130)	$—	$(1,759)	$(11,889)

Change in Level 3 Fair Value Measurements during the years ended December 31,
	Derivative liabilities/assets
	2009	2008
Beginning balance January 1,	$443	$(1,070,290)
Total loss (realized/unrealized) included in earnings	(4,717)	(890,442)
Settlements	2,642	1,961,175
Ending balance, December 31,	$(1,632)	$443

Amount of total loss included in earnings attributable to the change in unrealized (gains) losses relating to assets and liabilities held at December 31,	$1,912	$774,537

7.	Derivative instruments and hedging

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	December 31, 2009	December 31, 2008
ASSETS:
Primary aluminum put option contracts	Due to affiliates	$1,839	$—
Power contract	Prepaid and other assets	101	2,202
TOTAL ASSETS		$1,940	$2,202

LIABILITIES:
Natural gas forward financial contracts	Accrued and other current liabilities	$—	$(10,130)
Primary aluminum collar option contracts	Accrued and other current liabilities	(1,763)	—
Calcined petroleum coke contracts	Accrued and other current liabilities	(1,019)	—
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(281)	(1,256)
Aluminum sales premium contracts – less current portion	Other liabilities	(433)	(503)
TOTAL LIABILITIES		$(3,496)	$(11,889)

The following table provides changes in our accumulated other comprehensive loss for our derivatives that qualified for cash flow hedge treatment:

	Year ended December 31, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount

Foreign currency forward contracts (1)	$(1,068)	Cost of goods sold	$(6,142)	Net loss on forward contracts	$1,701

(1)	We had no foreign currency forward contracts or options outstanding at December 31, 2009 or December 31, 2008. We settled our foreign currency forward contract contracts in October 2008.

Natural gas forward financial contracts

To mitigate the volatility of the natural gas markets, we enter into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were previously designated as cash flow hedges.  Upon the transfer of our joint venture investment in Gramercy the originally forecasted transactions will not occur by the end of originally specified time periods, as such, we discontinued cash flow hedge treatment in September 2009 and account for these contracts as derivative instruments.  These contracts had maturities through November 2009.

Foreign currency forward contracts

As of December 31, 2009, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, the euro, and the Chinese yuan.  The labor costs, maintenance costs and other local services at Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur additional capital expenditures for the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”), although we are currently evaluating the Helguvik project’s cost, scope and schedule.  A significant portion of the future capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We had foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges, qualified for hedge accounting under ASC 815 and had maturities through September 2009.  As of December 31, 2009, we had no foreign currency forward contracts outstanding.

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

We recognized losses of approximately $1,701, $15,750 and $0 in the year ended December 31, 2009, 2008 and 2007, respectively, on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

Power contracts

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the remaining term of the contract which was extended in 2009, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $101 and $2,202 for the embedded derivative at December 31, 2009 and December 31, 2008, respectively.

Primary aluminum put option and collar contracts

In September and October 2009, we entered into primary aluminum put option contracts and collar contracts (combination of a put and a call options) that settle monthly from October 2009 through December 2010 based on LME prices.  The option contract volumes account for approximately 60% of Hawesville’s current production level through 2010 with a strike price around the facility’s cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

Our counterparties include Glencore, a related party, and a non-related party.  We paid a cash premium to enter into the put option contracts and recorded a short-term asset in due from affiliates on the consolidated balance sheets.  The collar contracts were entered into at no initial cost to Century.  We determined the fair value of the put and collar contracts using a Black-Scholes model with market data provided by an independent source and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.

Calcined petroleum coke contract

Amendments to our 2009 calcined petroleum coke contract contain pricing provisions based on monthly average LME prices.  Because the average LME exceeded certain levels specified, we became obligated to pay an additional amount for each metric ton delivered in 2009.  We expect to incur this obligation in the first quarter of 2010.

Aluminum sales premium contracts

We had a physical delivery contract with Glencore for 50,000 mtpy of primary aluminum through December 31, 2009 with variable, LME-based pricing.  We accounted for this agreement as a derivative instrument under ASC 815 (formerly SFAS No.133).  We did not designate this contract as “normal” because it replaced and was a substitute for a significant portion of a sales contract which did not qualify for this designation.  Because this contract was variably priced, we did not expect significant variability in its fair value, other than changes that might result from the absence of the U.S. Midwest premium.  Gains and losses on the derivative were based on, (1) the difference between a contracted U.S. Midwest premium and the actual U.S. Midwest premium at settlement, and (2) the difference between a contracted U.S. Midwest premium and a forecast of the U.S. Midwest premium for future periods.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the consolidated statements of operations.

The Glencore Metal Agreement is a physical delivery contract for 20,400 mtpy of primary aluminum through December 31, 2013 with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	December 31, 2009	December 31, 2008

Power contract	Net loss on forward contracts	$(1,939)	$2,202
Primary aluminum put option and collar contracts	Net loss on forward contracts	(10,973)	—
Natural gas forward contracts (1)	Net loss on forward contracts	(1,421)	—
Calcined petroleum coke (2)	Cost of goods sold	(1,019)	—
Foreign currency forward contracts	Net loss on forward contracts	(1,701)	15,750
Aluminum sales premium contracts	Related party sales	4,028	3,365
Aluminum sales premium contracts	Net loss on forward contracts	(577)	752

(1)
We used discontinued cash flow hedge treatment for our natural gas forward contracts after the transfer of our joint venture investments in Gramercy in the third quarter of 2009.  Contract settlements prior to the transfer were included in cost of goods sold; contract settlements after the transfer were included in net loss on forward contracts.

(2)
Amendments to our 2009 calcined petroleum coke contract contain pricing provisions based on monthly average LME prices.  Because the average LME exceeded certain levels specified, we became obligated to pay an additional amount for each metric ton delivered in 2009.  We expect to incur this obligation in the first quarter of 2010.

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	December 31, 2009	December 31, 2008
Power contract (in megawatt hours (“MWH”)) (1)	8,760	1,066,000
Primary aluminum sales contract premium (metric tons) (2)	81,600	152,000
Primary aluminum put option contracts (metric tons)	90,000	—
Primary aluminum collar option contracts (metric tons) (3)	30,000	—
Calcined petroleum coke (4)	—	—

(1)
We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract. In September 2009, the West Virginia Public Service Commission (“PSC”) extended the term of this contract for an additional year.

(2)	Represents the remaining physical deliveries under our 2013 Glencore Metal Agreement.
(3)	The collar contracts include 30,000 MT of put option contracts and 30,000 MT of call option contracts.
(4)
Amendments to our 2009 calcined petroleum coke contract contain pricing provisions based on monthly average LME prices.  If the average LME exceeds certain levels specified in the contract amendment, we will be obligated to pay a premium for each metric ton delivered in 2009.  We expect that the LME trigger prices will be reached in the first quarter of 2010.

Counterparty credit risk.  The primary aluminum put option and collar contracts are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

As of December 31, 2009, an accumulated other comprehensive loss of $4,809 is expected to be reclassified to earnings over the next 12-month period.

8.	Debt

	December 31,
	2009	2008
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, net of debt discount of $3,828 and $22,300, respectively, interest payable semiannually (1)	$43,239	$152,700
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, interest payable semiannually, net of debt discount of $4,800 (2)	240,676	—
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually (2)	6,948	250,000
Revolving credit facility	—	25,000
Total debt	$298,678	$435,515

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2009 was 0.55%.

(2)	See Note 26 Subsequent Events for information about additional debt for debt exchanges completed after December 31, 2009.

Convertible debt for Equity exchanges – 1.75% Notes

During the third and fourth quarter of 2009, we completed equity for debt exchanges relating to our 1.75% Notes, pursuant to which we issued an aggregate of approximately 11.4 million shares of our common stock, par value $0.01 per share, in exchange for $127,933 aggregate principal amount of our 1.75% Notes (the “1.75% Notes Exchange Offers”). After completing the 1.75% Notes Exchange Offers, we have approximately $47,067 aggregate principal amount of 1.75% Notes outstanding.  Holders of the 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011. In addition, we completed a consent solicitation to modify certain provisions of the indenture governing the 1.75% Notes to exclude, among other things, certain bankruptcy and insolvency events relating to Century and our subsidiaries from constituting an event of default there under.  The issuance of common stock in connection with the 1.75% Notes Exchange Offers was made by us pursuant to an exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act.

7.5% Notes Exchange Offer and Consent Solicitation

During the fourth quarter of 2009, we completed a debt for debt exchange offer and consent solicitation relating to our 7.5% Notes (the “7.5% Notes Exchange Offer”).  Pursuant to which, we issued $245,476 aggregate principal amount of 8.0% Notes in exchange for $243,052 of our 7.5% Notes.  After completing the 7.5% Notes Exchange Offer, we have approximately $6,948 aggregate principal amount of the 7.5% Notes outstanding.  In addition, investors participating in the 7.5% Notes Exchange Offer consented to certain amendments and modifications to the indenture governing the 7.5% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees totaling approximately $2,400.

Revolving Credit Facility

General.  In September 2005, we entered into a $100,000 senior secured revolving credit facility with a syndicate of banks and other lenders.  Century Aluminum Company and certain of its subsidiaries are borrowers under the revolving credit facility.  Available funds under the revolving credit facility may be used for the satisfaction of existing debt, to issue standby or commercial letters of credit, to finance certain capital expenditures, to finance ongoing working capital needs and for other general corporate purposes.  The availability of funds under the revolving credit facility is limited by a specified borrowing base consisting of (1) 85% of eligible accounts receivable not owed by Glencore plus the lesser of (x) 85% of the net amount of eligible accounts receivable owed by Glencore and (y) $20 million and (2) 65% of the value of eligible inventory, determined on a first-in, first-out, lower of cost or market basis in accordance with generally accepted accounting principles (“GAAP”).  We measure our borrowing base at each month end.  Weakened aluminum prices and the curtailment of our Ravenswood facility in February 2009 and one potline at Hawesville in March 2009 resulted in lower eligible accounts receivable and inventory balances included in the borrowing base calculation and lowered the availability of funds under the revolving credit facility.  As of December 31, 2009, the borrowing base under the revolving credit facility was approximately $68,000 and availability was approximately $41,492 with no loans outstanding at that date.

As part of the funds available under the revolving credit facility, we can obtain letters of credit in an aggregate amount not exceeding $25,000, and as of December 31, 2009 had approximately $11,500 issued but undrawn letters of credit under the facility.  Borrowings and letters of credit are available subject to compliance with customary borrowing conditions, including the accuracy of all representations and warranties in, and the absence of any default under, the revolving credit facility.

Guaranty.  Our obligations under the revolving credit facility are unconditionally guaranteed by the domestic subsidiaries of Century Aluminum Company (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural U.S. LLC) (the “Guarantors”) and secured by a first priority security interest in certain deposit accounts and all accounts receivable and inventory belonging to Century Aluminum Company and our subsidiary borrowers.

Interest Rates and Fees.  Amounts outstanding under our revolving credit facility bear interest, at our option, at either a floating LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The applicable interest margin is determined monthly based on the average daily usage of our revolving credit facility during the immediately preceding month.  For amounts outstanding under the revolving credit facility, the applicable interest margin ranges from 1.00% to 1.50% over the LIBOR rate and 0.25% under to 0.00% over the bank base rate.  In addition, we pay a commitment fee ranging from 0.20% to 0.375% per year on undrawn amounts.

For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit equal to either 0.75% (if 100% supported by cash collateral) or the applicable margin for LIBOR loans (for all other standby letters of credit).  For documentary letters of credit, we are required to pay a fee on the face amount of such letters of credit equal to the applicable margin for LIBOR loans less 0.50%.  We are also required to pay certain fronting and other fees.

Maturity.  The revolving credit facility will mature on September 19, 2010.  We anticipate entering into a new multi-year facility before this time.

Prepayments.  We can make voluntary prepayments of amounts outstanding under the revolving credit facility, in whole or in part without premium or penalty, subject to standard LIBOR breakage costs.  We are required to apply the proceeds from sales of accounts receivable or inventory, other than sales of inventory in the ordinary course of business, to repay amounts outstanding under the revolving credit facility and correspondingly reduce the commitments there under.

Covenants.  Under the terms of the revolving credit facility, we are subject to customary affirmative, negative and financial covenants, including restrictions on: mergers and acquisitions, additional debt, affiliate transactions, liens, dividends and distributions, capital expenditures, dispositions of collateral, guarantees, redemptions of junior capital and payments on junior capital and investments.

Events of Default.  The revolving credit facility contains customary events of default including, without limitation, nonpayment, misrepresentation, breach of covenant, cross default, insolvency, bankruptcy, change of control (as defined in the revolving credit facility), Employee Retirement Income Security Act violations and certain judgments.

1.75% Notes

General.  In August 2004, we sold $175,000 of our 1.75% Notes in a private offering exempt from the registration requirements of the Securities Act.

Interest Rate. The 1.75% Notes bear interest at 1.75% per annum on the principal amount, payable semi-annually in arrears in cash on February 1 and August 1 of each year.

Interest expense related to the 1.75% convertible senior notes:
	2009	2008	2007
Contractual interest coupon	$2,585	$3,063	$3,063
Amortization of the debt discount on the liability component	6,969	7,592	7,071
Total	$9,554	$10,655	$10,134

Effective interest rate for the liability component for the period	6.34%	6.09%	5.79%

The estimated amortization expense for the debt discount for the 1.75% Notes through the remaining expected life (August 2011) is as follows:

	2010	2011
Estimated debt discount amortization expense	$2,244	$1,584

Seniority. The 1.75% Notes are senior unsecured obligations and rank, in right of payment, the same as all of our existing and future senior unsecured debt, including the 7.5% Notes.

Guaranty.  We have entered into supplemental indentures that provide that any subsidiary of Century Aluminum Company that guarantees the 7.5% Notes will also guarantee the 1.75% Notes for so long as the 7.5% Notes are so guaranteed.

Covenant, Redemptions Rights. The indenture governing the 1.75% Notes does not contain any restrictive or financial covenants, but requires us to repurchase our 1.75% Notes at the option of the holders upon the occurrence of certain events constituting a “Fundamental Change,” which include change in control events and termination in trading of our stock, at a price equal to 100% of their principal amount, plus accrued interest and a make-whole premium payable based on the stock price for Century Aluminum Company common stock at such time. Century is also required to offer to repurchase the 1.75% Notes on August 1, 2011, 2014 and 2019 at a price equal to 100% of their principal amount plus accrued interest, if any. The 1.75% Notes are redeemable at our option at a price equal to 100% of their principal amount plus accrued interest, if any, at any time on or after August 6, 2009.

Conversion. The 1.75% Notes are convertible at any time at an initial conversion rate of 32.7430 shares of our common stock per one thousand dollars of 1.75% Notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.5409 per share of common stock. Upon conversion of the 1.75% Notes, we would be required to pay cash in respect of the conversion obligation (determined as the number of shares into which the note is convertible multiplied by our stock price at such time) up to the principal amount of the note. Any excess conversion obligation can be paid at our option in cash, common stock, or a combination thereof.

1.75% Notes Exchange. See discussion above.

7.5% Notes

General.  In August 2004, we sold $250,000 of our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.

Interest rate.  The 7.5% Notes bear interest at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on February 15 and August 15 of each year.

Maturity. The 7.5% Notes mature on August 15, 2014.

Seniority.  The 7.5% Notes are senior unsecured obligations and rank, in right of payment, the same as all of our existing and future senior unsecured debt, including the 1.75% Notes.

Guaranty. Our obligations under the 7.5% Notes are guaranteed by all of our existing and future domestic restricted subsidiaries.

Redemption Rights.   We may redeem the 7.5% Notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price will decline on August 15, 2010 and each year thereafter and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.  Upon a “change of control” (as defined in the indenture governing the 7.5% Notes), we will be required to make an offer to purchase the 7.5% Notes at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes on the date of the purchase, plus accrued interest to the date of purchase.

Covenants and Exchange Offer.  In December 2009, the indenture governing the 7.5% Notes was modified in connection with the 7.5% Notes Exchange Offer to remove most of the restrictive covenants, see discussion above.

8.0% Notes

General.  In December 2009, we issued $245,476 in exchange for $242,940 of our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.

Interest rate.  The 8.0% Notes bear interest at 8.0% per annum on the principal amount, payable semi-annually in arrears in cash on May 15 and November 15 of each year.

Maturity.  The 8.0% Notes mature on May 15, 2014.

Seniority.  The 8.0% Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.

Guaranty.  Our obligations under the 8.0% Notes are guaranteed by all of our existing and future domestic restricted subsidiaries, except for foreign owned parent companies (the “Guarantors”), which guaranty shall in each case be a senior secured obligation of such Guarantors, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor but effectively senior to unsecured debt.

Collateral. Our obligations under the 8.0% Notes and the guarantors’ obligations under the guarantees will be secured by a pledge of and lien on (subject to certain exceptions):

(i)  all of our and the guarantors’ plant, property and equipment;

(ii)  all equity interests in domestic subsidiaries directly owned by us and the guarantors and 65% of equity interests in foreign subsidiaries directly owned by us and the guarantors;

(iii)  intercompany notes owed by any non-guarantor to us or any guarantor, including an intercompany note from Century Bermuda I Ltd. (which indirectly owns Grundartangi and Helguvik) to us; and

(iv)  proceeds of the foregoing.

The liens securing the 8.0% Notes will not extend to assets other than those described above.

Under certain circumstances, the indenture and the security documents governing the 8.0% Notes will permit us and the guarantors to incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 8.0% Notes.  The collateral agent for the 8.0% Notes will agree with the collateral agent for the other debt holders and us under such circumstances to enter into an intercreditor agreement that will cause the liens securing the 8.0% Notes to be contractually subordinated to the liens securing such additional debt.

Redemption Rights.  On or after May 15, 2011, we may redeem the 8.0% Notes, in whole or in part, at an initial redemption price equal to 104% of the principal amount, plus accrued and unpaid interest. The redemption price will decline to 102% on May 15, 2012 and will be 100% of the principal amount, plus accrued and unpaid interest, beginning on May 15, 2013 and thereafter.

Upon a change of control (as defined in the indenture governing the 8.0% Notes), we will be required to make an offer to purchase the 8.0% Notes at a purchase price equal to 101% of the outstanding principal amount of the 8.0% Notes on the date of the purchase, plus accrued interest to the date of purchase.

Covenants.  The indenture governing the 8.0% Notes limits our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) create liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.

Industrial Revenue Bonds

General.  As part of the purchase price for our acquisition of the Hawesville facility, we assumed industrial revenue bonds in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility.

Interest rate.  The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the industrial revenue bonds is paid quarterly. At December 31, 2009, the interest rate on the industrial revenue bonds was 0.55%.

Maturity.  The industrial revenue bonds mature on April 1, 2028.

Security.  The industrial revenue bonds are secured by a letter of credit issued under our revolving credit facility.

Principal Payments on Long Term Debt

Principal payments on our long term debt in the next five years and thereafter are as follows:

	Total	2010	2011	2012	2013	2014	Thereafter
7.5% senior unsecured notes due August 15, 2014	$6,948	$—	$—	$—	$—	$6,948	$—
8.0% senior secured notes due May 15, 2014	245,476	—	—	—	—	245,476	—
Total	$252,424	$—	$—	$—	$—	$252,424	$—

9.	Shareholders’ Equity

Common Stock

Under our Restated Certificate of Incorporation, our Board of Directors is authorized to issue up to 195,000,000 shares of common stock.

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

Series A Convertible Preferred Stock

Shares Authorized and Outstanding.  In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  All shares of Series A Convertible Preferred Stock are held by Glencore and were issued in connection with the termination of the Financial Sales Contracts on July 7, 2008.  We have issued additional shares of common stock when an automatic conversion provision of the preferred stock is triggered.  The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of shares of Series A Convertible Preferred Stock into shares of common stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.  The following table shows Series A Convertible Preferred Stock conversions during 2009 and 2008:

Series A Convertible Preferred Stock:	2009	2008

Shares outstanding at January 1,	155,787	—
Issuance	—	160,000
Automatic conversions during the year	(72,335)	(4,213)
Total shares outstanding at December 31,	83,452	155,787

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

Series B Junior Participating Preferred Stock issuable under the Tax Benefit Preservation Plan

In September 2009, we adopted the Tax Benefit Preservation Plan (the “Tax Benefit Preservation Plan”) in an effort to protect against a possible limitation on our ability to use net operating losses (“NOLs”), tax credits and other tax assets (the “Tax Attributes”), to reduce potential future U.S. federal income tax obligations.  In the past, we have experienced substantial operating losses, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may carry forward these losses in certain circumstances to offset future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions.  To the extent that the Tax Attributes do not otherwise become limited, we believe that we might be able to use a significant amount of the Tax Attributes, and therefore these Tax Attributes could be a substantial asset to us.

As of December 31, 2009, we had Tax Attributes, including NOLs, capital losses and tax credit carryforwards, of approximately $1,700,000, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  If, however, we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use the Tax Attributes will be substantially limited, and the timing of the usage of the Tax Attributes could be substantially delayed, which could significantly impair the value of the Tax Attributes. In general, an ownership change would occur if our “Five−percent shareholders,” as defined under Section 382 of the Code, collectively increase their ownership in Century by more than 50 percentage points over a rolling three−year period.  Five−percent shareholders do not include certain institutional holders, such as mutual fund companies, that hold our stock on behalf of several individual mutual funds where no single fund owns five percent or more of Century stock.

Under the Tax Benefit Preservation Plan, from and after the record date of October 9, 2009, each share of our common stock will carry with it one preferred share purchase right (a “Right”) and each share of Series A Preferred Stock will carry with it one hundred Rights, until the distribution date or earlier expiration of the Rights.  Each Right will allow its holder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock (“Series B Preferred Share”) for $80.00, subject to adjustment (the “Exercise Price”), once the Rights become exercisable. This portion of a Series B Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.

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

10.	Gramercy and St. Ann Bauxite transfer

On September 1, 2009, we completed the disposition of our 50% ownership positions in Gramercy and St. Ann to Noranda.  At closing, we divested our entire interest in these businesses and Noranda assumed 100% ownership of Gramercy and St. Ann.  In connection with this transaction, we made a $5,000 cash payment during the third quarter of 2009 and an additional $5,000 cash payment in the fourth quarter of 2009 to settle amounts owed to Gramercy.

Hawesville received essentially all of its alumina supply from Gramercy until the closing of the transfer.  As part of the transaction, the former alumina supply agreement with Gramercy was terminated and we entered into a new alumina supply agreement.  The new alumina supply agreement term is September 1, 2009 through December 2010.  Pricing under the new contract will be fixed, based on the market price of alumina at the date of the agreement, for the first 125,000 metric tons (“MT”) delivered and LME-based for the remaining 65,500 MT (subject to certain conditions for floor pricing).

Impact on our financial position, results of operations and cash flows

As a result of entering into an agreement to transfer our joint venture investments, we recorded a $73,234 loss on disposition in 2009, which consisted of the following:

Loss on disposition of equity investments
Equity investments in Gramercy and St. Ann, equity in the earnings of Gramercy and St. Ann and intercompany profit elimination, net of amounts owed to Gramercy and St. Ann	$(74,783)
Pension and OPEB obligations for Gramercy and St. Ann	1,549
Total	$(73,234)

The loss on disposition was recorded on the consolidated statements of operations in equity in earnings (losses) of joint ventures.  On the consolidated balance sheets, the adjustment to the carrying value of the equity investments was recorded in other assets where our equity investments were recorded.  The adjustments to the pension and OPEB obligations of the equity investments were recorded in accumulated other comprehensive loss.Amounts due to Gramercy under our previous alumina contract were recorded under due to affiliates through August 30, 2009; subsequent to that date amounts due under the new alumina contract are now recorded in accounts payable.

This transaction did not affect our obligation, per our agreement reached in April 2009, to pay St. Ann $6,000 in compensation for the reduced bauxite sales associated with agreements to reduce the amount of bauxite St. Ann will supply Glencore in 2009.  Payments were made in monthly installments through December 2009.  The $6,000 in compensation to St. Ann was due to the curtailment of the Ravenswood and one potline at Hawesville which created an oversupply of alumina company-wide.  Therefore, the $6,000 was recorded in other operating income – net in our consolidated statements of operations.  See Note 18 Contingencies and Commitments for additional information about these payments to St. Ann.

11.	Inventories

Inventories, at December 31, consist of the following:

	2009	2008
Raw materials	$25,694	$19,664
Work-in-process	13,400	16,133
Finished goods	11,156	8,203
Operating and other supplies	81,223	94,111
Inventories	$131,473	$138,111

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,023 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been classified as other assets.

At December 31, 2008 the market value of our inventory was less than its FIFO value by $55,867.

12.	Property, Plant and Equipment

Property, plant and equipment, at December 31, consist of the following:

	2009	2008
Land and improvements	$13,053	$13,055
Buildings and improvements	315,154	309,324
Machinery and equipment	1,375,833	1,338,901
Construction in progress	126,195	141,572
	1,830,235	1,802,852
Less accumulated depreciation	(531,947)	(462,815)
Property, plant and equipment - net	$1,298,288	$1,340,037

For the years ended December 31, 2009, 2008 and 2007, we recorded depreciation expense of $63,855, $69,192 and $64,069, respectively.

At December 31, 2009 and 2008, the cost of property, plant and equipment includes $171,709 and $168,465, respectively, and accumulated depreciation includes $91,972 and $85,006, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

13.	Composition of certain balance sheet accounts

The following represents the composition of certain balance sheet accounts at December 31, 2009 and 2008:

Components of Prepaid and other current assets:	2009	2008
Contractual receivable – E.ON	$55,531	$—
Domestic income tax receivable	26,116	76,528
Prepaid and other current assets	12,274	23,333
	$93,921	$99,861

Components of Other assets:	2009	2008
Investments in Mt. Holly and joint ventures	$33,614	$124,132
Non-current maintenance and operating supplies	18,023	—
Cash surrender value of life insurance policies	12,767	11,080
Capitalized financing fees	3,731	5,849
	68,135	$141,061

Components of Accrued and other current liabilities:	2009	2008
Other accrued and current liabilities	$22,861	$33,851
Accrued curtailment expenses	9,250	—
Accrued vacation pay	4,856	6,437
Accrued bond interest	1,631	8,359
Derivative liability	—	10,130
	$38,598	$58,777

Components of Accumulated Other Comprehensive Loss:	2009	2008
Unrealized loss on financial instruments, net of $749 and $784 tax benefits	$(1,068)	$(17,506)
Defined benefit plan liabilities, net of $26,728 and $26,534 tax benefit	(64,635)	(114,032)
Equity in investee other comprehensive income, net of $0 and $0 tax (1)	(8,567)	(5,670)
	$(74,270)	$(137,208)

(1)
The 2009 amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.  The 2008 amount includes our equity in the other comprehensive income of Gramercy Alumina LLC, St. Ann Bauxite Ltd and Mt. Holly Aluminum Company.  The other comprehensive income of these entities consists primarily of pension and other postretirement benefit obligations.

14.	Pension and Other Postretirement Benefits

Pension Benefits

We maintain noncontributory defined benefit pension plans for all of our domestic hourly and salaried employees.  For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at Ravenswood, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of ERISA. Plan assets consist principally of U.S. and international equity securities, growth funds and fixed income accounts. In addition, we provide supplemental executive retirement benefits for certain current and former executive officers (“SERB”).  We account for these plans in accordance with ASC 715-30 (formerly, SFAS No. 87, “Employers’ Accounting for Pensions” and SFAS No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”). We use a measurement date of December 31st to determine the pension and OPEB liabilities.

The hourly employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) sponsored multi-employer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.  During the years ended December 31, 2009, 2008 and 2007, we contributed $1,352, $1,573 and $1,409, respectively, to the plan, and had no outstanding liability at year end.

Other Postretirement Benefits (OPEB)

In addition to providing pension benefits, we provide certain healthcare and life insurance benefits for certain domestic retired employees. We account for these plans in accordance with ASC 715-60 (formerly, SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”).  ASC 715-60 requires companies to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. amended its post retirement medical benefit plan effective January 1, 2010 for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal changes to the plan are upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, bargaining unit retirees under age 65 and dependents under age 65 are now being covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.

We recorded the impact of these changes for our current and former salaried retirees and their dependents in the fourth quarter of 2009.  We have not recognized the impact of these changes for our bargaining unit retirees and their dependents, subject to pending litigation.  The following table shows the pro forma net periodic benefit cost and other comprehensive income amount if we had recognized the benefit of these changes for our bargaining unit retirees and their dependents.  See Note 18 Commitments and Contingencies for additional information on this matter.  All other tables presented do not reflect the impact the plan changes to the Ravenswood retiree medical benefits for the bargaining unit retirees and their dependents due to the pending litigation.

Pro forma net periodic benefit cost:	Year Ended December 31, 2009
	OPEB
	As recorded	Unrecognized plan changes	Pro forma
Service cost	$3,542	$—	$3,542
Interest cost	11,007	(352)	10,655
Expected return on plan assets	—	—	—
Amortization of net loss	(1,144)	54	(1,090)
Amortization of prior service costs	2,485	(534)	1,951
Net periodic benefit cost	15,890	(832)	15,058
Curtailment cost	(14,975)	—	(14,975)
Total benefit cost	$915	$(832)	$83

Pro forma amounts recognized in accumulated other comprehensive loss (pre-tax):	Year Ended December 31, 2009
	As recorded	Unrecognized plan changes	Pro forma
Net loss	$59,156	$—	$59,156
Prior service benefit	(9,540)	(38,459)	(47,999)
Total	$49,616	$(38,459)	$11,157

There were no changes to the retiree medical benefits for salaried retirees or retirees who retired as a bargaining unit employee from our Hawesville facility.

Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$111,516	$99,995	$227,347	$192,253
Service cost	2,784	4,342	3,542	6,362
Interest cost	6,482	6,297	11,007	11,954
Plan changes	412	—	(8,254)	—
Actuarial loss	647	6,676	1,456	23,432
Medicare Part D	—	—	360	—
Benefits paid	(6,063)	(5,651)	(8,271)	(6,654)
Curtailments	(1,597)	(143)	(40,803)	—
Benefit obligation at end of year	$114,181	$111,516	$186,384	$227,347
Change in plan assets:
Fair value of plan assets at beginning of year	$60,233	$90,016	$—	$—
Actual return on plan assets	14,191	(25,421)	—	—
Employer contributions	1,265	1,289	8,271	6,654
Benefits paid	(6,063)	(5,651)	(8,271)	(6,654)
Fair value of assets at end of year	$69,626	$60,233	$—	$—

	Pension		OPEB
	2009	2008	2009	2008
Funded status of plans:
Funded status	$(44,555)	$(51,283)	$(186,384)	$(227,347)
Amounts Recognized in the Statement of Financial Position:
Non-current assets	$—	$—	$—	$—
Current liabilities	(1,275)	(1,275)	(9,153)	(7,808)
Non-current liabilities	(43,280)	(50,008)	(177,231)	(219,539)
Net amount recognized	$(44,555)	$(51,283)	$(186,384)	$(227,347)
Amounts Recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$40,864	$54,583	$59,156	$86,826
Prior service cost (benefit)	883	2,400	(9,540)	(3,242)
Total	$41,747	$56,983	$49,616	$83,584

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2009	2008	2009	2008	2009	2008
Hourly pension plan	$51,233	$51,085	$51,220	$50,580	$38,981	$34,036
Salaried pension plan	44,534	43,418	40,912	36,365	30,645	26,197
Supplemental executive benefits pension plan (“SERB”)	18,414	17,013	17,660	16,685	—	—
Total	$114,181	$111,516	$109,792	$103,630	$69,626	$60,233

There are no plan assets in the SERB due to the nature of the plan.

Components of Net periodic benefit cost and other amounts recognized in other comprehensive income:

Net Periodic Benefit Cost:
	Year Ended December 31,
	Pension			OPEB
	2009	2008	2007	2009	2008	2007
Service cost	$2,784	$4,342	$4,220	$3,542	$6,362	$7,004
Interest cost	6,482	6,297	5,770	11,007	11,954	11,643
Expected return on plan assets	(4,336)	(7,456)	(6,943)	—	—	—
Amortization of prior service costs	162	727	727	(1,144)	(2,162)	(2,162)
Amortization of net loss	2,105	534	1,057	2,485	2,851	5,139
Net periodic benefit cost	$7,197	$4,444	$4,831	$15,890	$19,005	$21,624
Curtailment cost	2,576	239	—	(14,975)	—	—
Total benefit cost	$9,773	$4,683	$4,831	$915	$19,005	$21,624

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax):
	Year Ended December 31,
	Pension		OPEB
	2009	2008	2009	2008
Net loss (gain)	$(9,208)	$39,410	$1,456	$23,432
Prior service cost (benefit) arising during the period	412	—	(8,254)	—
Amortization of net loss	(2,105)	(534)	(2,486)	(2,851)
Amortization of prior service (cost) benefit	193	(966)	1,144	2,162
Net loss (gain) due to curtailment	(2,405)	—	(26,639)	—
Prior service cost (benefit) recognized due to curtailment	(2,123)	—	812	—
Total amount recognized in other comprehensive income	(15,236)	37,910	(33,967)	22,743
Net periodic benefit cost	9,773	4,683	915	19,005
Total recognized in net periodic benefit cost and other comprehensive income	$(5,463)	$42,593	$(33,052)	$41,748

The estimated net loss (gain) and prior service cost (benefit) for our defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 are $2,601 and $139, respectively.  The estimated net loss (gain) and prior service cost for our OPEB plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2010 is $2,914 and $(1,030), respectively.

Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension		OPEB
	2009	2008	2009	2008
Discount rate	5.75%	6.00%	5.89%	5.75%
Rate of compensation increase (1)	2%/3%/4%	4.00%	2%/3%/4%	4.00%
Measurement date	12/31/2009	12/31/2008	12/31/2009	12/31/2008

(1)	Rate of compensation increase assumption is 2% for 2010, 3% for 2011 and 4% for 2012 and thereafter.

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:
	Pension			OPEB
	2009	2008	2007	2009	2008	2007
Measurement date	12/31/2008	12/31/2007	12/31/2006	12/31/2008	12/31/2007	12/31/2006
Fiscal year end	12/31/2009	12/31/2008	12/31/2007	12/31/2009	12/31/2008	12/31/2007
Discount rate (1)	6.54%	6.50%	5.75%	6.31%	6.50%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected return on plan assets	8.00%	8.50%	8.50%	—	—	—

(1)	Discount rate assumption for the hourly pension plan was 6.25% for 2008.

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law on December 8, 2003.  The approach used to measure this impact is based on our understanding of ASC 715-60 (formerly, FSP 106-2 published May 19, 2004).  We recognized the impact of these changes during 2004 on a prospective basis.  As of December 31, 2009, the effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation of our OPEB plans by $22,117, which is an approximate 12% decrease for our OPEB plans.  We received Medicare Part D subsidies totaling $360 during 2009.

For measurement purposes, medical cost inflation is initially estimated to be 10%, declining to 5% over six years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2009:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2,420	$(1,972)
Effect on accumulated postretirement benefit obligation	$26,168	$(22,449)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We suspended our company matching contributions to the 401(k) plan for 2009.  In 2008 and 2007, for our eligible employees, we matched 100% of the first 3% of a participants annual compensation and 50% of the next 2% of their annual compensation contributed to the savings plan.  In 2008 and 2007, one half of our contribution was invested in the common stock of Century and the other half of our contribution was invested based on employee election.  Our contributions to the savings plan for the years ended December 31, 2008 and 2007 were $915 and $1,017, respectively.  Shares of common stock of Century may be sold at any time.

Benefit Plan Assets

Pension Plan Investment Policy and Strategy

We have established the defined benefit pension plans (the “Pension Plans”) as a retirement vehicle for the plan participant employees and as a funding vehicle to secure promised benefits.  The Pension Plans’ assets are invested in a prudent manner for the exclusive purpose of providing benefits to participants. Other objectives are to:

•	Provide a total return that, over long term, provides sufficient assets to fund the pension plan liabilities subject to a level of risk, contributions and pension.
•
Maximize the return on assets, over the long term, by investing primarily in equities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equities.

•	Diversify investments within asset classes to reduce the impact of losses in single investments.

The assets of the Pension Plans are invested in compliance with the Employee Retirement Income Security Act 1974 (“ERISA”) as amended, and any subsequent applicable regulations and laws.

Performance

Our performance objective is to outperform the return on a weighted hypothetical portfolio return (the “Policy Portfolio”) after fees at a comparable level of risk. This investment objective is expected to be achieved over the long term and is measured over rolling five-year periods. Peer-relative performance comparisons will also be considered especially when performance deviates meaningfully from market indexes. Investment objectives for each asset class are included below.

Portfolio Policy

Asset allocation policy is the principal method for achieving the Plans and investment objectives stated above. The Plans’ long-term strategic asset allocation policy targets are as follows:

	Pension Plans Asset Allocation
	December 31, 2009		December 31, 2008
	Target	Actual	Target	Actual
Equities:
U.S. equities	50%	50%	65%	65%
International equities	15%	15%	—	—
Fixed income	35%	35%	35%	35%
	100%	100%	100%	100%

U.S. and international equities are held for their long-term expected return premium over fixed income investments and inflation. Fixed income is held for diversification relative to equities.

The strategic role of U.S. and international equities is to:

•	Provide higher expected returns of the major asset classes.
•	Maintain a diversified exposure within the U.S. and international stock markets through the use of multi-manager portfolio strategies.
•	Achieve returns in excess of passive indexes through the use of active investment managers and strategies.

The strategic role of fixed income is to:

•
Diversify the Pension Plans’ equity exposure by investing in fixed income securities that exhibit a low correlation to equities, thereby lowering the overall return volatility of the entire investment portfolio.

•	Maintain a diversified exposure within the U.S. fixed income market through the use of multi-manager portfolio strategies.
•	Achieve returns in excess of passive indexes through the use of active investment managers and strategies.

The long-term strategic asset allocation policy is reviewed regularly or whenever significant changes occur to Century’s or the Pension Plans financial position and liabilities.

Expected rate-of-return assumption

In 2009, we used an 8.0% long-term rate of return on plan assets for the development of the net periodic cost for the defined benefit pension plans.  The rate was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

Fair Value Measurements of Pension Plan Assets

ASC 820, “Fair Value Measurements and Disclosures,” (formerly, SFAS No. 157) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  We measured the fair value of our Pension Plans’ assets in accordance with ASC 820.  For additional information about ASC 820, see Note 6 Fair Value Measurements.

Fair Value of Pension Plans’ assets by category as of:
	December 31, 2009	December 31, 2008
Equities:
U.S. equities	$35,112	$39,031
International equities	10,497	—
Fixed income	24,017	21,202
Total	$69,626	$60,233

ASC 820 establishes a three-tier hierarchy to maximize the use of observable market data and minimize the use of unobservable inputs and to establish classification of fair value measurements for disclosure purposes. Inputs refer broadly to the assumptions that market participants would use in pricing the asset, including assumptions about risk, for example, the risk inherent in a particular valuation technique used to measure fair value including a pricing model and/or risk inherent in the inputs to the valuation technique.  Inputs may be observable or unobservable. Observable inputs are inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs are inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  The three-tier hierarchy of inputs is summarized in the three broad levels listed below.

•	Level 1 — quoted prices in active markets for identical investments.
•	Level 2 — other significant observable inputs (including quoted prices for similar investments, interest rates, prepayment speeds, etc.)
•	Level 3 — significant unobservable inputs (including the Trustee’s own assumptions in determining the fair value of investments)

Inputs used in valuing the Pension Plans’ investments carried at fair value for the year ended December 31, 2009 and 2008 were as follows:

	2009	2008
Level 1	$—	$—
Level 2	69,626	60,233
Level 3	—	—
Total	$69,626	$60,233

Our Pension Plans’ assets are held in certain investment fund trusts.  The fair value of the fund trusts is based on the fair value of the underlying securities as determined as follows:

•	U.S. listed equities; equity and fixed income options: Last sale price; last bid price if no last sale price;
•	U.S. over-the-counter equities: Official closing price; last bid price if no closing price;
•	Foreign equities: Official closing price, where available, or last sale price; last bid price if no official closing price;
•	Municipal bonds, US bonds, Eurobonds/foreign bonds: Evaluated bid price; broker quote if no evaluated bid price.

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows

Contributions

We expect to make approximately $1,275 in benefit payments for our unfunded SERB plan for 2010.  While no mandatory pension plan contributions are required at this time, we may decide to make a voluntary contribution to the plans during 2010.  We expect to provide approximately $9,153 for benefit payments for our other postretirement benefit plans for the year ending December 31, 2010.

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits (1)
2010	$6,998	$9,153
2011	6,932	10,150
2012	6,968	10,782
2013	6,998	11,427
2014	7,144	12,132
2015 – 2019	43,333	68,303

(1)	This amount does not reflect the impact the plan changes to the Ravenswood retiree medical benefits for the bargaining unit retirees and their dependents due to the pending litigation.

15.	Share Based Compensation

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 7,562,000 shares remaining at December 31, 2009.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant.  Beginning in 2008, our independent non-employee director’s received annual grants of service-based share awards that vest following 12 months of service.  In previous years, our non-employee directors received an annual option grants that vested one-fourth each calendar quarter. In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

As of December 31, 2009, options to purchase 665,075 shares of common stock were outstanding and 501,203 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  As of December 31, 2009, approximately 81,000 performance share units have been authorized and will vest upon the attainment of the performance goals.  In 2008 we instituted changes to our performance share program.  Under the amended performance share plan, a portion of the performance share award will be granted in service-based share awards at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee on the award date and are included in our service-based share awards for periods after April 2008.  Prior to the performance share plan amendments, our goal-based performance share units were not considered common stock equivalents until it became probable that performance goals would be obtained.

In April 2008, we instituted changes to the equity compensation program for our directors.  Subsequent to the change, continuing independent directors receive annual grants of service-based share awards, rather than an annual stock option award.  Newly elected directors will receive a one-time initial award of 1,000 service-based share awards that vest 50% following 12 months of service and 50% following 24 months of service.  These awards are included in our service-based share awards for periods after April 2008.

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan. As of December 31, 2009, this plan had 27,000 outstanding options.  No new options will be issued out of this plan.

A summary of activity under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2009 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2009	427,434	$38.26
Granted	303,141	6.55
Exercised	—	—
Forfeited	(38,500)	39.79
Outstanding and expected to vest at December 31, 2009 (1)	692,075	$24.28	7.76	$2,992
Fully vested and exercisable at December 31, 2009	383,099	$37.97	6.49	$70

(1)	We expect all of our outstanding options to vest as our historical forfeiture rates have been very low.

Service-based share awards (1)
Outstanding at January 1, 2009	79,076
Granted	455,005
Vested (Awarded)	(32,878)
Forfeited	—
Outstanding at December 31, 2009	501,203

(1)	All of our service-based stock awards require the recipients to remain an employee for a certain period of time before the award vests. Recipients receive common stock upon vesting.

Non-vested stock options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2009	61,587	$25.97
Granted	303,141	4.92
Vested	(51,252)	26.72
Forfeited	(4,500)	26.11
Non-vested options at December 31, 2009	308,976	$5.19

	Year ended December 31,
	2009	2008	2007
Weighted average per share fair value of:
Stock options grants	$4.92	$20.61	$28.80
Service-based share grants	6.41	69.60	48.43
Total intrinsic value of option exercises	—	2,166	2,615
Share-based liabilities paid (1)	694	3,692	2,281
Total fair value of stock options vested during the period	1,369	3,275	4,044

(1)	Share based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

Option Pricing Model – We estimate the fair value of each option and service-based share award using the Black-Scholes option-pricing model on the date of grant.  We used the following assumptions to estimate the fair value of our share awards for 2009 and 2008.

	2009	2008
Risk-free interest rate	1.36% – 2.36%	1.98% – 2.92%
Expected dividend yield	$0.00	$0.00
Expected volatility	102% – 126%	47% – 52%
Expected forfeiture rate	0% – 3%	0% – 3%
Expected term (years)	3.0 – 5.0	3.0 – 5.0

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

The following table summarizes the compensation cost recognized for the year ended December 31, 2009, 2008 and 2007, respectively, for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2009, 2008 and 2007.

	Year ended December 31,
	2009	2008	2007
Share-based compensation expense reported:
Stock option grants	$1,180	$2,635	$4,478
Service-based stock awards	956	1,787	1,484
Performance-based stock grants	6,453	8,045	2,946
Total share-based compensation expense before income tax	8,589	12,467	8,908
Income tax benefit	—	—	(3,274)
Total share-based compensation expense, net of income tax benefit	$8,589	$12,467	$5,634

As of December 31, 2009, we had unrecognized compensation expense of $3,358 before taxes, related to non-vested stock options and service-based stock awards.  This expense will be recognized over a weighted average period of 0.75 years.  The unrecognized compensation expense is expected to be recognized over the following periods:

	2010	2011
Stock-based compensation expense (pre-tax)	$3,009	$349

During the year ended December 31, 2009, no stock options were exercised; we did not receive any cash from employees for the exercise of stock options; and we did not recognize any tax benefit related to stock option exercises.

It has been our policy to issue new shares to satisfy the requirements of our share-based compensation plans.  We do not expect to repurchase shares in the future to support our share-based compensation plans.

16.	Earnings (Loss) Per Share

Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  During 2009, 2008 and 2007, we reported net losses, so any dilutive common shares would be antidilutive to EPS.  The following table shows the basic and diluted earnings (loss) per share for these periods:

	Net loss	Shares (000)	Per-Share
Basic and Diluted EPS:
Year end December 31, 2009	$(205,982)	75,343	$(2.73)
Year end December 31, 2008	$(895,187)	44,759	$(20.00)
Year end December 31, 2007	$(105,586)	37,199	$(2.84)

Impact of issuance of Series A Convertible Preferred Stock on EPS

We issued 160,000 shares of Series A Convertible Preferred Stock (convertible into 16,000,000 common shares) as a portion of the consideration for the Financial Sales Contract termination transaction in 2008.  The preferred stock has similar characteristics of a “participating security” as described by ASC 260-10-45 (Formerly, SFAS No. 128, “Earnings Per Share” and EITF 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128”).  In accordance with the guidance in the ASC 260-10-45, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.

ASC 260-10-50 does not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  Our preferred stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences.  The dividend rights of our preferred shareholder are equal to our common shareholders, as if it held the number of common shares into which its shares of preferred stock are convertible into as of the record date.  The liquidation rights of the preferred stock mirror their dividend rights, in that the preferred stock ranks in parity to the common stock in respect of liquidation preference and would be entitled to share ratably with common stock holders in the distribution of assets in a liquidation (as though the preferred stock holders held the number of shares of common stock into which their shares of preferred stock were convertible).  See Note 9 Shareholders’ Equity for additional information about the rights and features of the preferred stock.

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we do not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

For the calculation of basic and diluted EPS using the Two-Class Method in 2009 and 2008, we did not allocate any of our undistributed net loss to the convertible preferred stock.  During 2007, there was no preferred stock outstanding and the Two-Class Method was not applied for the comparable periods in 2007.

Impact of the Tax Benefit Preservation Plan on EPS

In September 2009, we entered into a Tax Benefit Preservation Plan whereby each common shareholder and preferred shareholder of record on October 9, 2009 received the Rights.  These Rights would only be exercisable upon the occurrence of certain triggering events.  Each Right will allow its holder to purchase one one-hundredth of a share of Series B Junior Participating Preferred Stock, once the Rights become exercisable.  This portion of a Series B Preferred Share will give the stockholder approximately the same dividend, voting, and liquidation rights as would one share of common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.  Upon the occurrence of a triggering event, our Board of Directors may extinguish the Rights by exchanging common stock for the Rights.

In accordance with generally accepted accounting principles for the calculation of EPS, the Rights are considered contingently issuable shares but will not be included in the calculation of EPS until the necessary conditions for exercise or exchange have been satisfied.  Upon an issuance, the Series B Junior Participating Preferred stock would be participating securities and we would calculate EPS in accordance with the Two-Class Method described above.  See Note 9 Shareholders’ Equity for additional information about the Tax Benefit Preservation Plan.

Calculation of EPS

For the period ended December 31, 2009, 692,075 options to purchase common stock and 501,203 service-based share awards were outstanding, but all options, service-based awards and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  The average price for our common stock for the year ended December 31, 2009 was below the conversion price of our 1.75% Notes.

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

17.	Income Taxes

The components of pre-tax book loss consist of the following:
	Year Ended December 31,
	2009	2008	2007
U.S.	$(114,273)	$(600,063)	$(321,965)
Foreign	(35,870)	(3,182)	84,410
Total	$(150,143)	$(603,245)	$(237,555)

Significant components of the income tax expense (benefit) consist of the following:
	Year Ended December 31,
	2009	2008	2007
Current:
U.S. federal current expense (benefit)	$(22,166)	$(62,064)	$24,470
State current expense (benefit)	(1,294)	4,848	(3,205)
Foreign current expense (benefit)	(2,123)	8,381	(3,296)
Total current expense (benefit)	(25,583)	(48,835)	17,969
Deferred:
U.S. federal expense (benefit)	(3,024)	335,155	(164,682)
State deferred expense	677	20,447	7,918
Foreign deferred tax expense	15,573	2,081	22,471
Total deferred expense (benefit)	13,226	357,683	(134,293)
Total income tax expense (benefit)	$(12,357)	$308,848	$(116,324)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2009	2008	2007
Federal Statutory Rate	35.0%	35.0%	35.0%
Effect of:
Permanent differences	(1.0)	2.2	1.0
State taxes, net of Federal benefit	7.6	1.8	5.5
Foreign earnings taxed at different rates than U.S.	13.7	(5.1)	16.7
Equity earnings in joint ventures	1.7	(1.1)	(2.3)
Valuation allowance	(57.0)	(85.4)	(5.8)
Changes in uncertain tax reserves	8.2	1.4	(1.1)
Effective tax rate	8.2%	(51.2)%	49.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2009	2008
Deferred tax assets:
Accrued postretirement benefit cost	$20,633	$46,859
Accrued liabilities	12,707	8,781
Share-based compensation	3,897	4,491
Derivative and hedging contracts	—	560,413
Goodwill	22,791	—
Equity contra - other comprehensive loss	66,684	56,582
Capital losses	7,603	—
Net operating losses	669,553	25,100
Other	2,591	2,696
Total deferred tax assets	806,459	704,922
Valuation allowance	(681,094)	(550,204)
Net deferred tax assets	125,365	154,718
Deferred tax liabilities:
Tax over financial statement depreciation	(169,509)	(132,492)
Pension	(3,727)	(1,942)
Derivative and hedging contracts	(10,450)	—
Income from domestic partnership	(1,792)	(3,532)
Debt basis difference	—	(7,805)
Unrepatriated foreign earnings	(17,754)	(42,705)
Foreign basis differences	(3,755)	(5,757)
Total deferred tax liabilities	(206,987)	(194,233)
Net deferred tax liability	$(81,622)	$(39,515)

Our deferred tax liability of $81,622 at December 31, 2009, is comprised of our foreign deferred income tax liability.  The net deferred tax liability of $39,515 at December 31, 2008, is net of a non-current deferred foreign income tax liability of $66,038 and includes $32,290 of current deferred tax assets and $5,767 of non-current deferred tax liabilities.

Under ASC 740 (formerly SFAS No.109, “Accounting for Income Taxes”), a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $651,489 against all of our federal and state deferred tax assets as of December 31, 2009, due to our belief that it is more likely than not that these assets will not be realized.  We recorded a valuation allowance of $29,605 against a portion of our Icelandic and Hong Kong NOL deferred tax assets as of December 31, 2009, due to our belief that it is more likely than not that these assets will not be realized.  The valuation allowance increased by $130,890, which is primarily due to continuing U.S. and foreign operating losses that may not provide a future tax benefit.

At December 31, 2009, we had federal NOLs carry forwards of $1,728,491, state NOL carry forwards of $485,705 and Icelandic NOL carry forwards of $193,194.  The federal NOL begin to expire in 2028; state NOL begin to expire in 2027; and, Icelandic NOL begin to expire in 2016.

We have removed our election to permanently reinvest foreign earnings for 2009 and 2008.  We did not change the election in place for years prior to December 31, 2007.  The cumulative amount of foreign undistributed net earnings for which no deferred taxes have been provided was $205,087 at December 31, 2009.  Management has no plans to distribute such earnings in the foreseeable future.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2009	2008	2007
Balance as of January 1,	$21,600	$40,600	$18,100
Additions based on tax positions related to the current year	5,200	1,800	6,600
Reductions based on tax positions related to the current year	—	(4,400)	—
Additions based on tax positions of prior years	—	—	16,200
Reductions for tax positions of prior years	(4,600)	(1,000)	(300)
Decreases due to lapse of applicable statute of limitations	(700)	(4,200)	—
Settlements	(300)	(11,200)	—
Balance as of December 31,	$21,200	$21,600	$40,600

Included in the above $21,200 balance at December 31, 2009 are $17,400 of tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.  The remaining amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $4,600 as of December 31, 2009.

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

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In 2009, 2008 and 2007, we recognized $(1,700), $(4,900) and $1,800, respectively, in interest and penalties.

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

Our federal income tax returns beginning in 2005 are subject to examination and we have received a notice of audit for the tax years 2005 through 2008.  Material state and local income tax matters have been concluded for years through 2002.  The majority of our other state returns beginning in 2003 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

18.	Contingencies and Commitments

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

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at co-located Primary MACT facilities which deal with potlines, including Hawesville.  In April 2008, the EPA sent CAKY requests under the Clean Air Act for copies of certain records dating back to 2000.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.

The matter is under investigation.  An initial hearing with the EPA occurred in January 2010 at which CAKY agreed to provide the EPA with additional information regarding the alleged violations.  CAKY provided such information in February 2010.  We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.  We expect to resolve the matter in 2010.

Century Aluminum of West Virginia, Inc. continues to perform remedial measures at Ravenswood pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA.  EPA approval of the Corrective Measures Study is anticipated in the second quarter of 2010.  We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act. By agreement, Southwire Company (“Southwire”), the former owner and operator is to perform all obligations under the ROD.  CAKY has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse CAKY for any expense that exceeds $400 annually.

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through December 31, 2009, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $966 and $848 at December 31, 2009 and 2008, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. amended its post retirement medical benefit plan effective January 1, 2010 for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal changes to the plan are upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, bargaining unit retirees under age 65 and dependents under age 65 are covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.  See Note 14 Pension and Other Postretirement Benefits for additional information about these benefit changes.

In November 2009, CAWV filed a class action complaint for declaratory judgment against the USWA, the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and  Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.  In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending.    The court has not yet issued a ruling on the motion.  We intend to vigorously pursue our case in the foregoing actions, but as of the date of this report, it is not possible to predict the ultimate outcome of these actions.

Power Commitments

Big Rivers Agreement

To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered the Big Rivers Agreement to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.  See Note 3 Long-term power contract for Hawesville for additional information about these agreements.

APCo Rate filing

APCo supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In March 2009, APCo filed a request for a rate increase to recover unrecovered fuel costs and to cover the increased cost of fuel and purchased power as well as capital improvements.  In September 2009, the PSC agreed to extend the special rate contract terms of the existing agreement for one year and attributed approximately $16 million of the unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision which excuses or defers payments above set tariff rates depending on aluminum prices.  We are reviewing options to further extend the term of the existing agreement that establishes the LME-based cap on the tariff rates.

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  Our Ravenswood plant employees represented by the USWA are under a labor agreement that was extended to August 31, 2010.  The agreement covers hourly employees at the Ravenswood plant.  For additional information about Ravenswood operations see Note 4 Curtailment of Operations.  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that will expire on March 31, 2010.  The agreement covers approximately 525 hourly workers at the Hawesville plant.

Approximately 84% of Grundartangi’s work force is represented by five labor unions under an agreement that expired on December 31, 2009.

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

In conjunction with these alumina supply reductions, St. Ann agreed to reduce the amount of bauxite it will supply Glencore in 2009 by 775,000 dry metric tons, 650,000 dry metric tons being cancelled and 125,000 dry metric tons being deferred to 2010.  As part of this transaction, we have agreed to pay St. Ann $6,000 in compensation for the reduced bauxite sales.  Payments were made in monthly installments through December 2009.

Gramercy and St. Ann transfer.  In August 2009, we reached agreement to transfer our investments in Gramercy and St. Ann.  We made a $5,000 cash payment at closing and an additional $5,000 cash payment in the fourth quarter of 2009 to settle amounts owed to Gramercy.

The divesture of Gramercy and St. Ann in August 2009 did not affect our obligation to pay St. Ann $6,000 in compensation for the reduced bauxite sales associated with agreements to reduce the amount of bauxite St. Ann will supply Glencore in 2009.

19.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	24,000 mtpy minimum	Through December 31, 2010	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument in accordance with general accounting principles for accounting for derivatives instruments and hedging activities.  Under the Glencore Metal Agreement, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced by Century in the U.S. in 2010, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement and the Southwire Metal Agreements, we had forward delivery contracts to sell 26,140 metric tons and 84,047 metric tons of primary aluminum at December 31, 2009 and December 31, 2008, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,559 metric tons and 330 metric tons of primary aluminum at December 31, 2009 and December 31, 2008, respectively, of which none were with Glencore at December 31, 2009 and 319 metric tons were with Glencore at December 31, 2008.

Financial Purchase and Sales Agreements

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 7 Derivative Instruments and Hedging for additional information about these instruments.

20.	Asset Retirement Obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2009	2008
Beginning balance, ARO liability	$14,337	$13,586
Additional ARO liability incurred	896	2,140
ARO liabilities settled	(1,116)	(2,464)
Accretion expense	1,116	1,075
Ending balance, ARO liability	$15,233	$14,337

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

21.	Supplemental Cash Flow Information

	Year Ended December 31,
	2009	2008	2007
Cash paid for:
Interest	$28,383	$23,240	$34,321
Income taxes	5,009	21,777	53,338
Cash received from:
Interest	$2,054	$7,804	$9,878
Income tax refunds	91,592	224	—

Non-cash investing activities:
Accrued capital costs	$10,579	$(22,117)	$3,592

Non-Cash Activities

Due to the curtailment of our Ravenswood operations in February 2009, we reclassified certain inventory items into other assets.  During the year ended December 31, 2009, there was an $18,023 non-cash decrease to inventory due to this reclassification.

In 2009, 2008 and 2007, we issued shares of common stock to certain key employees to satisfy performance share liabilities of $694, $3,692 and $2,281, respectively, as part of our performance share program.

During the years ended December 31, 2007, we capitalized interest costs incurred in the construction of equipment of $3,739.

In 2007, we recorded a $2,461 non-cash loss on extinguishment of debt arising from the write-off of deferred financing costs for the Nordural senior term loan facility.

22.	Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2009 and 2008 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) per share
2009:
4th Quarter (1)	$256,814	$14,275	$(24,354)	$(0.28)
3rd Quarter (2)	228,699	(2,352)	40,142	0.45
2nd Quarter (3)	189,153	(5,227)	(107,146)	(1.45)
1st Quarter (4)	224,587	(72,361)	(114,624)	(1.77)

2008:
4th Quarter (5)	$402,198	$(62,578)	$(693,544)	$(14.14)
3rd Quarter (6)	552,239	121,983	35,789	0.58
2nd Quarter (7)	545,197	156,224	(3,496)	(0.08)
1st Quarter (8)	471,142	95,995	(233,936)	(5.70)

(1)
The fourth quarter of 2009 net income includes an after-tax expense $11,500 related to the fair value adjustment for primary aluminum put option and collar contracts and an after-tax benefit of $6,600 related to discrete income tax adjustments.

(2)
The third quarter of 2009 net income includes a benefit of $55,599 primarily from realized and unrealized gains related to the termination of the existing power contract and its replacement with a new power contract at the Hawesville smelter and a $7,500 tax benefit related to the release of tax reserves no longer required.

(3)
The second quarter of 2009 net loss includes a loss on disposition of equity investments of $73,234 and a charge of $9,166 related to ongoing costs associated with the production curtailments at the Ravenswood and Hawesville primary aluminum smelters.  Inventory market value adjustments of $26,868 favorably impacted the quarterly results.

(4)
The first quarter of 2009 net loss includes $24,332 related to employee separation expenses, supplier payments and other costs resulting from production curtailments at the Ravenswood and Hawesville primary aluminum smelters.

(5)
The fourth quarter of 2008 net loss includes a charge of $94,844 for goodwill impairment, a charge of $55,867 for lower-cost-or market inventory adjustments and a $515,090 charge for reserves on deferred income tax assets.

(6)	The third quarter of 2008 net income includes a charge of $50,440, net of tax, for loss on forward contracts.
(7)
The second quarter of 2008 net loss includes a charge of $129,943, net of tax, for loss on forward contracts and a benefit of $15,506 for tax benefits from principally foreign corporate tax rate reductions.

(8)	The first quarter of 2008 net loss includes a charge of $285,864, net of tax, for loss on forward contracts.

23.	Business Segments

We operate in one reportable business segment, primary aluminum.  A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2009	2008	2007

Primary	$1,815,589	$1,937,830	$2,547,432
Corporate, unallocated	46,161	97,528	19,377
Total assets	$1,861,750	$2,035,358	$2,566,809

(1)
Segment assets include accounts receivable, due from affiliates, inventory, intangible assets, and property, plant and equipment-net; the remaining assets are unallocated corporate assets, and deferred tax assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2009	2008	2007
Net sales:
United States	$565,999	$1,428,948	$1,318,435
Iceland	332,927	535,760	473,034
Other	327	6,068	6,694
Long-lived assets:(1)
United States	$436,798	$551,894	$560,285
Iceland	899,855	911,082	932,339
Other	35,629	58,248	16,382

(1)	Includes long-lived assets other than financial instruments and deferred tax assets.

Major customer information

In 2009, we had three major customers whose sales revenue exceeded 10% of our net sales. In 2008 and 2007, we had four major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,
	2009		2008		2007
	Sales revenue	Percent of net sales	Sales revenue	Percent of net sales	Sales revenue	Percent of net sales
Southwire	$234,535	26.1%	$404,393	20.5%	$431,460	24.0%
Glencore	230,909	25.7%	495,961	25.2%	348,413	19.4%
BHP Billiton	166,546	18.5%	262,752	13.3%	255,646	14.2%
Alcan (1)	—	—	337,216	17.1%	378,294	21.0%

(1)	Sales revenue from Alcan during 2009 was less than 10% due to curtailment of operations at Ravenswood.

24.	Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2009, 2008 and 2007 are described below.

One of the members of our board of directors is the Chairman of the Board of Directors of Glencore International AG.

Primary aluminum put options

In September and October 2009, we entered into primary aluminum put option contracts that settle monthly from October 2009 through December 2010 based on LME prices.  Our counterparties include Glencore, a related party, and a non-related third party.  We paid a cash premium to enter into these contracts and recorded a short-term asset in prepaid and other current assets on the consolidated balance sheets.  We determined the fair value of the put options using a Black Scholes pricing model with inputs obtained from an independent source and account for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.  See Note 7 Derivative and hedging activities for additional information about the put option contracts.

2008 Termination Transaction

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

On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of $1,820,457 in cash ($1,315,259 paid immediately and $505,198 financed through a deferred settlement agreement, which was repaid during 2008) and the issuance by Century to Glencore of 160,000 shares of non-voting perpetual preferred stock, convertible into 16,000,000 shares of common stock.  We received $1,090,259 of cash as consideration for the shares of Series A Convertible Preferred Stock issued.  We used the cash received to settle a portion of outstanding contract liabilities associated with the Financial Sales Contracts.See Note 14 Shareholders’ Equity for additional information about the convertible preferred stock.

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

The value of the Series A Convertible Preferred Stock was based on the closing value of our common stock on the date of the transaction with adjustments for certain costs associated with these instruments borne by holder of the Series A Convertible Preferred Stock.  In 2008, we recorded a $161,976 gain ($172,378 gain, net of $10,402 transaction costs) on forward contracts relating to the terminated Financial Sales Contracts in our Consolidated Statements of Operations in Net loss on forward contracts.

Cash payments for the settlements of the Financial Sales Contracts with Glencore were based on the contract shipment volume, contract price and the actual LME price for primary aluminum for the corresponding period. In 2008 through the date of the termination transaction on July 7, 2008, we settled 100,200 metric tons, which consisted of the original contract volume plus the additional volume that was triggered when the LME exceeded certain thresholds. Our cash payments for the contract settlements in 2008 and 2007 are in the Summary table below.

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

In 2009, we purchased primary aluminum from Glencore on a spot basis.  We believe that the primary aluminum purchased was purchased at prices which approximated market.

Alumina contract and amendments. We signed a long-term agreement to buy alumina from Glencore in April 2008. Glencore has agreed to supply us with 290,000 metric tons of alumina in 2010, 365,000 metric tons in 2011, 450,000 metric tons in 2012, 450,000 metric tons in 2013, and 730,000 metric tons in 2014. The alumina price will be indexed to the LME price of primary aluminum.

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

Sales to Glencore

We sold primary aluminum and alumina to Glencore both a spot and long-term contract basis.  See Note 23 Business Segments for additional information about the percentage of sales of primary aluminum to Glencore.

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

We have a long-term contract to sell Glencore 20,400 mtpy of primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.  In addition, we entered into a one-year contract through December 31, 2010 to sell Glencore all U.S. produced primary aluminum, less existing sales agreements and high-purity metal sales.  Glencore has agreed to purchase a minimum of 24,000 metric tons under this agreement.  The term of the contract may be extended for one year upon mutual agreement.

Other Transactions with Glencore

We are party to separate ten-year and seven-year LME-based alumina tolling agreements with Glencore, for 90,000 and 40,000 metric tons of capacity per year, respectively, at Grundartangi, which run through 2016 and 2014, respectively.  Glencore assigned 50% of its tolling rights under the ten-year agreement to Hydro Aluminum AS for the period 2007 to 2010.

In connection with our February 2009 public stock offering, Glencore purchased 13,242,250 shares of common stock in the February 2009 offering.  As of December 31, 2009, we believe that Glencore beneficially owned, through its common stock, approximately 39.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 44.1% economic ownership of Century.

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2009, 2008 and 2007 is as follows:

	Year Ended December 31,
	2009	2008	2007
Termination transaction	$—	$1,659,678	$—
Net sales to Glencore	230,909	495,961	348,413
Cash premium to Glencore for put option contracts	7,228	—	—
Purchases from Glencore	37,683	146,366	178,971
Cash settlement of financial sales contracts that do not qualify for cash flow hedge accounting	—	115,019	98,259
Glencore’s participation in common stock offerings	59,590	115,318	125,198

See Note 7 Derivatives and Hedging activities for a discussion of our fixed-price commitments and forward financial contracts.

25.	Condensed Consolidating Financial Information

Our 8.0% senior secured notes due 2014, 7.5% senior unsecured notes due 2014 and 1.75% convertible senior Notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; and all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2009 and December 31, 2008, condensed consolidating statements of operations for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 and the condensed consolidating statements of cash flows for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$109,798	$88,436	$—	$198,234
Restricted cash	8,879	—	—	—	8,879
Accounts receivable — net	28,884	8,822	—	—	37,706
Due from affiliates	544,068	7,040	2,471,600	(3,003,453)	19,255
Inventories	74,881	56,592	—	—	131,473
Prepaid and other assets	56,046	10,291	27,584	—	93,921
Total current assets	712,758	192,543	2,587,620	(3,003,453)	489,468
Investment in subsidiaries	31,959	—	(1,023,412)	991,453	—
Property, plant and equipment — net	396,416	899,854	2,080	(62)	1,298,288
Due from affiliates — less current portion	—	5,859	—	—	5,859
Other assets	21,867	29,770	16,498	—	68,135
Total	$1,163,000	$1,128,026	$1,582,786	$(2,012,062)	$1,861,750

Liabilities and shareholders’ equity:
Accounts payable, trade	$37,939	$39,164	$198	$—	$77,301
Due to affiliates	2,076,143	53,002	178,604	(2,275,041)	32,708
Accrued and other current liabilities	21,638	4,640	12,320	—	38,598
Accrued employee benefits costs — current portion	11,632	—	1,365	—	12,997
Convertible senior notes	—	—	43,239	—	43,239
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,155,167	96,806	235,726	(2,275,041)	212,658
Senior notes payable	—	—	247,624	—	247,624
Accrued pension benefit costs — less current portion	22,042	—	21,239	—	43,281
Accrued postretirement benefit costs — less current portion	173,816	—	3,415	—	177,231
Other liabilities/intercompany loan	52,547	700,478	7,052	(728,473)	31,604
Deferred taxes — less current portion	—	81,622	—	—	81,622
Total noncurrent liabilities	248,405	782,100	279,330	(728,473)	581,362
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	925	(72)	925
Additional paid-in capital	297,299	144,384	2,501,389	(441,683)	2,501,389
Accumulated other comprehensive income (loss)	(89,485)	(1,068)	(74,270)	90,553	(74,270)
Retained earnings (accumulated deficit)	(1,448,446)	105,792	(1,360,315)	1,342,654	(1,360,315)
Total shareholders’ equity	(1,240,572)	249,120	1,067,730	991,452	1,067,730
Total	$1,163,000	$1,128,026	$1,582,786	$(2,012,062)	$1,861,750

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$71,545	$57,855	$—	$129,400
Restricted cash	865	—	—	—	865
Short-term investments	—	—	13,686	—	13,686
Accounts receivable — net	46,506	14,353	—	—	60,859
Due from affiliates	649,440	4,878	2,442,509	(3,057,765)	39,062
Inventories	87,673	50,438	—	—	138,111
Prepaid and other assets	2,205	18,479	79,177	—	99,861
Deferred taxes — current portion	32,290	—	—	—	32,290
Total current assets	818,979	159,693	2,593,227	(3,057,765)	514,134
Investment in subsidiaries	40,356	—	(891,412)	851,056	—
Property, plant and equipment — net	427,532	911,083	1,422	—	1,340,037
Intangible asset — net	32,527	—	—	—	32,527
Due from affiliates — less current portion	—	7,599	—	—	7,599
Other assets	62,168	50,649	16,929	11,315	141,061
Total assets	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

Liabilities and shareholders’ equity:
Accounts payable, trade	$61,094	$40,913	$136	$—	$102,143
Due to affiliates	2,157,671	50,860	251,456	(2,389,030)	70,957
Accrued and other current liabilities	27,991	8,836	21,950	—	58,777
Accrued employee benefits costs — current portion	10,744	—	1,326	—	12,070
Convertible senior notes	—	—	152,700	—	152,700
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,265,315	100,609	427,568	(2,389,030)	404,462
Senior unsecured notes payable	—	—	250,000	—	250,000
Revolving credit facility	—	—	25,000	—	25,000
Accrued pension benefit costs — less current portion	29,772	—	20,236	—	50,008
Accrued postretirement benefit costs — less current portion	216,895	—	2,644	—	219,539
Other liabilities/intercompany loan	29,434	647,812	13,638	(657,420)	33,464
Deferred taxes — less current portion	5,767	66,038	—	—	71,805
Total noncurrent liabilities	281,868	713,850	311,518	(657,420)	649,816
Shareholders’ equity:
Preferred stock	—	—	2	—	2
Common stock	60	12	491	(72)	491
Additional paid-in capital	297,292	144,371	2,272,128	(441,663)	2,272,128
Accumulated other comprehensive income (loss)	(147,979)	(5,837)	(137,208)	153,816	(137,208)
Retained earnings (accumulated deficit)	(1,314,994)	176,019	(1,154,333)	1,138,975	(1,154,333)
Total shareholders’ equity	(1,165,621)	314,565	981,080	851,056	981,080
Total liabilities and shareholders’ equity	$1,381,562	$1,129,024	$1,720,166	$(2,195,394)	$2,035,358

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$445,096	$223,248	$—	$—	$668,344
Related parties	121,230	109,679	—	—	230,909
	566,326	332,927	—	—	899,253
Cost of goods sold	663,124	302,413	—	(619)	964,918
Gross profit (loss)	(96,798)	30,514	—	619	(65,665)
Other operating income - net	(16,088)	—	—	—	(16,088)
Selling, general and admin expenses	44,053	3,826	—	—	47,879
Operating income (loss)	(124,763)	26,688	—	619	(97,456)
Interest expense – third party	(30,390)	—	—	—	(30,390)
Interest expense – affiliates	61,578	(61,578)	—	—	—
Interest income	714	583	—	—	1,297
Interest income – affiliates	—	572	—	—	572
Net loss on forward contracts	(17,714)	(1,701)	—	—	(19,415)
Other expense - net	(4,255)	(496)	—	—	(4,751)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(114,830)	(35,932)	—	619	(150,143)
Income tax benefit (expense)	26,756	(14,399)	—	—	12,357
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(88,074)	(50,331)	—	619	(137,786)
Equity earnings (loss) of subsidiaries and joint ventures	(45,377)	(19,896)	(205,982)	203,059	(68,196)
Net income (loss)	$(133,451)	$(70,227)	$(205,982)	$203,678	$(205,982)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,127,084	$347,731	$—	$—	$1,474,815
Related parties	307,932	188,029	—	—	495,961
	1,435,016	535,760	—	—	1,970,776
Cost of goods sold	1,284,861	373,706	—	585	1,659,152
Gross profit	150,155	162,054	—	(585)	311,624
Selling, general and administrative expenses	44,806	3,417	—	—	48,223
Goodwill impairment	—	94,844	—	—	94,844
Operating income (loss)	105,349	63,793	—	(585)	168,557
Interest expense – third party	(31,830)	—	—	—	(31,830)
Interest expense – affiliates	54,755	(55,900)	—	—	(1,145)
Interest income	5,340	2,141	—	—	7,481
Interest income – affiliates	—	318	—	—	318
Net loss on forward contracts	(728,698)	(15,750)	—	—	(744,448)
Other income (expense) - net	(4,394)	2,216	—	—	(2,178)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(599,478)	(3,182)	—	(585)	(603,245)
Income tax benefit (expense)	(315,973)	6,882	—	243	(308,848)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(915,451)	3,700	—	(342)	(912,093)
Equity in earnings (loss) of subsidiaries and joint ventures	12,976	5,054	(895,187)	894,063	16,906
Net income (loss)	$(902,475)	$8,754	$(895,187)	$893,721	$(895,187)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2007

	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,101,311	$348,439	$—	$—	$1,449,750
Related parties	223,818	124,595	—	—	348,413
	1,325,129	473,034	—	—	1,798,163
Cost of goods sold	1,115,673	321,477	—	(2,450)	1,434,700
Gross profit	209,456	151,557	—	2,450	363,463
Selling, general and administrative expenses	45,250	14,670	—	—	59,920
Operating income	164,206	136,887	—	2,450	303,543
Interest expense – third party	(31,141)	(8,570)	—	—	(39,711)
Interest expense – affiliates	42,435	(42,435)	—	—	—
Interest income	9,136	1,654	—	—	10,790
Net loss on forward contracts	(508,875)	—	—	—	(508,875)
Loss on early extinguishment of debt	—	(2,461)	—	—	(2,461)
Other expense - net	(176)	(665)	—	—	(841)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(324,415)	84,410	—	2,450	(237,555)
Income tax (expense) benefit	108,543	8,715	—	(934)	116,324
Net income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(215,872)	93,125	—	1,516	(121,231)
Equity in earnings (loss) of subsidiaries and joint ventures	25,197	2,747	(105,586)	93,287	15,645
Net income (loss)	$(190,675)	$95,872	$(105,586)	$94,803	$(105,586)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$78,476	$(39,077)	$—	$39,399
Investing activities:
Purchase of property, plant and equipment	(10,241)	(5,389)	(1,305)	(16,935)
Nordural expansion	—	(21,981)	—	(21,981)
Investments in and advances to joint ventures	—	—	(1,044)	(1,044)
Payments received on advances from joint ventures	—	—	1,761	1,761
Restricted and other cash deposits	(8,014)	—	—	(8,014)
Net cash used in investing activities	(18,255)	(27,370)	(588)	(46,213)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Financing fees	—	—	(2,429)	(2,429)
Intercompany transactions	(60,221)	104,700	(44,479)	—
Issuance of common stock – net	—	—	103,077	103,077
Net cash provided by (used in) financing activities	(60,221)	104,700	31,169	75,648
Net change in cash	—	38,253	30,581	68,834
Cash, beginning of the period	—	71,545	57,855	129,400
Cash, end of the period	$—	$109,798	$88,436	$198,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash (used in) provided by operating activities	$(712,325)	$46,887	$—	$(665,438)
Investing activities:
Purchase of property, plant and equipment	(34,715)	(9,005)	(816)	(44,536)
Nordural expansion	—	(80,314)	—	(80,314)
Investments in and advances to joint ventures	—	—	(36,974)	(36,974)
Payments received on advances to joint ventures	225		1,529	1,754
Proceeds from sale of property	286	45	—	331
Restricted cash deposits	8	—	—	8
Net cash used in investing activities	(34,196)	(89,274)	(36,261)	(159,731)
Financing activities:
Repayment of long-term debt – related party	—	—	(505,198)	(505,198)
Borrowing on revolving credit facility	—	—	35,000	35,000
Repayments on revolving credit facility	—	—	(10,000)	(10,000)
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	746,521	102,804	(849,325)	—
Issuance of preferred stock	—	—	929,480	929,480
Issuance of common stock	—	—	443,668	443,668
Net cash provided by financing activities	746,521	102,804	44,282	893,607
Net change in cash	—	60,417	8,021	68,438
Cash, beginning of the period	—	11,128	49,834	60,962
Cash, end of the period	$—	$71,545	$57,855	$129,400

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash (used in) provided by operating activities	$(136,445)	$130,690	$—	$(5,755)
Investing activities:
Purchase of property, plant and equipment	(18,773)	(5,283)	(184)	(24,240)
Nordural expansion	—	(88,764)	—	(88,764)
Proceeds from sale of property, plant and equipment	3	692	—	695
Restricted and other cash deposits	3,738	—	—	3,738
Net cash used in investing activities	(15,032)	(93,355)	(184)	(108,571)
Financing activities:
Borrowings of long-term debt	—	30,000	—	30,000
Repayment of long-term debt	—	(369,436)	—	(369,436)
Excess tax benefits from share-based compensation	—	—	588	588
Intercompany transactions	151,477	301,363	(452,840)	—
Issuance of common stock	—	—	417,771	417,771
Net cash provided by (used in) financing activities	151,477	(38,073)	(34,481)	78,923
Net change in cash	—	(738)	(34,665)	(35,403)
Cash, beginning of the year	—	11,866	84,499	96,365
Cash, end of year	$—	$11,128	$49,834	$60,962

26.	Subsequent Events (Unaudited)

We have evaluated all subsequent events through the date the financial statements were issued.

Additional 7.5% Notes Exchanges in January and March 2010

We completed debt for debt exchanges in January and March 2010.  Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes bonds and did not receive a cash consent fee.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.  From January 1, 2010 through March 16, 2010, $4,345 of 7.5% Notes were exchanged for $4,128 of 8.0% Notes.  As of March 16, 2010, we had $2,603 and $249,604 of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2009.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2009, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2010, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2010.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2010, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2010, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2010.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2010, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2010.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2010, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2010.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Notes to the Consolidated Financial Statements.

(a)(2)	List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2009, 2008 and 2007.

(a)(3)	List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company	10-Q	000-27918	August 10, 2009
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	000-27918	August 16, 2005
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
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
		10-Q	000-27918	August 9, 2007
4.7	Supplemental Indenture No. 5 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 9, 2009, among Century Aluminum Company as Issuer, and Wilmington Trust Company as Trustee	8-K	001-34474	December 10, 2009
4.8	Indenture for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of August 9, 2004, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee	8-K	000-27918	November 1, 2004
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
4.12
Supplemental Indenture No. 4 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 29, 2005, among Century Aluminum Company, as issuer, NSA General Partnership, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 16, 2006
4.13
Supplemental Indenture No. 5 for Century Aluminum Company's 1.75% Convertible Senior Notes, dated as of December 21, 2006, among Century Aluminum Company, as issuer, Century California LLC, as a Guarantor, and Wilmington Trust Company, as trustee
		10-K	000-27918	March 1, 2007
4.14
Supplemental Indenture No. 6 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
		10-Q	000-27918	August 9, 2007
4.15
Supplemental Indenture No. 7 for Century Aluminum Company’s 1.75% Convertible Senior Notes, dated as of November 17, 2009, among Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee
		8-K	001-34474	November 17, 2009

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
4.16
Indenture for Century Aluminum Company's 8.0% Senior Secured Notes, dated as of December 10, 2009, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee and Noteholder Collateral Agent
		8-K	001-34474	December 10, 2009
4.17
Form of Note for the Indenture for Century Aluminum Company's 8.0% Senior Secured Notes, dated as of December 10, 2009, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee and Noteholder Collateral Agent
		8-K	001-34474	December 10, 2009
4.18	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
4.19	Form of Certificate of Designations of Series B Junior Participating Preferred Stock of Century Aluminum Company (Attached as Exhibit A to the Tax Benefit Preservation Plan filed as Exhibit 4.20)	8-K	000-27918	September 29, 2009
4.20	Tax Benefit Preservation Plan, dated as of September 29, 2009, between Century Aluminum Company and Computershare Trust Company, N.A.	8-K	000-27918	September 29, 2009
10.1	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.2	Amendment No. 1 to Employment Agreement dated as of March 19, 2007 by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.3	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-Q	000-27918	November 9, 2007
10.4	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.5	Amendment No. 4 to Employment Agreement dated as of December 30, 2009, by and Between Century Aluminum Company and Logan W. Kruger				X
10.6	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	February 29, 2008
10.7	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.8	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.9	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	November 9, 2007
10.10	Amendment No. 2 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*	10-K	000-27918	March 2, 2009

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.11	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.12	Amendment No. 1 to Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*	10-K	000-27918	March 2, 2009
10.13	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.14	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.15	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-Q	000-27918	November 9, 2007
10.16	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	March 2, 2009
10.17	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.18	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	March 2, 2009
10.19	Employment Agreement, dated as of May 1, 2006, by and between Century Aluminum Company and Robert R. Nielsen*	8-K	000-27918	May 4, 2006
10.20	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-K	000-27918	February 29, 2008
10.21	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-Q	000-27918	November 9, 2007
10.22	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Robert R. Nielsen*	10-K	000-27918	March 2, 2009
10.23	Letter Agreement dated December 30, 2009 between Century Aluminum Company and Robert R. Nielsen*				X
10.24	Amended and Restated Severance Protection Agreement, dated as of March 19, 2007, by and between Century Aluminum Company and Robert R. Nielsen*	10-K	000-27918	February 29, 2008
10.25	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Robert R. Nielsen*	10-K	000-27918	March 2, 2009
10.26	Employment Agreement, dated as of December 30, 2009, by and between Century Aluminum Company and William J. Leatherberry*				X

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.27	Amended and Restated Severance Protection Agreement, dated as of January 1, 2008, by and between Century Aluminum Company and William J. Leatherberry*				X
10.28	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated as of December 1, 2008, by and between Century Aluminum Company and William J. Leatherberry*				X
10.29	Amended and Restated Severance Protection Agreement, dated as of March 20, 2007, by and between Century Aluminum Company and Steve Schneider*				X
10.30	Amendment No. 1 to Severance Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Steve Schneider*				X
10.31	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.32	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.33	Amended and Restated 1996 Stock Incentive Plan*	10-Q	000-27918	August 10, 2009
10.34	Form of Stock Option Agreement – Employee*	10-K	000-27918	March 16, 2006
10.35	Form of Stock Option Agreement – Non-Employee Director*	10-K	000-27918	March 16, 2006
10.36	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.37	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 10, 2009
10.38	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*				X
10.39	Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008
10.40	2009-2011 Long-Term Transformational Incentive Plan*	10-Q	001-34474	November 11, 2009
10.41	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.42	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.43	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement*				X
10.44	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement				X
10.45	Amended and Restated Century Aluminum Company Executive Severance Protection Plan, adopted November 1, 2009				X
10.46	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.47	Acquisition Agreement, dated as of July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.48	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.49	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.50	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.51	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.52	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.53	Alumina Supply Contract, dated as of April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.54	Alumina Supply Contract, dated as of April 14, 2008, by and between Century Aluminum Company and Glencore AG***	10-Q	000-27918	August 11, 2008
10.55	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum Company and Glencore AG****	8-K	000-27918	April 27, 2009
10.56	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum of West Virginia, Inc. and Glencore AG.****	8-K	000-27918	April 27, 2009
10.57	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by and between Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.58	Toll Conversion Agreement 2, dated as of April 30, 2007 by and between Nordural ehf and Glencore AG.***	10-Q	000-27918	August 9, 2007
10.59	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.60	General Bond, dated as of February 10, 2005, by and between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.61
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-Q	000-27918	November 9, 2005
10.62
Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2007, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-K	000-27918	March 2, 2009

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.63
Second Lien Pledge and Security Agreement, dated as of December 10, 2009, between Century Aluminum Company and Wilmington Trust Company, as Collateral Agent for the Trustee and Holders of the 8% Senior Secured Notes
		8-K	001-34474	December 10, 2009
10.64	Termination Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore, Ltd.	8-K	000-27918	July 8, 2008
10.65	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.66	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG	8-K	000-27918	July 8, 2008
10.67	Amendment to Standstill and Governance Agreement, dated as of January 27, 2009, by and between Century Aluminum Company and Glencore AG				X
10.68	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.69	Support Agreement, dated as of May 4, 2009, by and between Glencore AG and Century Aluminum Company	8-K	000-27918	May 4, 2009
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer				X
32.1	Section 1350 Certifications				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the Securities and Exchange Commission upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.
****	Written description of these amendments are incorporated by reference to the disclosure under Item 1.01 of the Century Aluminum Company Current Report on Form 8-K dated April 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Dated: March 16, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ LOGAN W. KRUGER	Chief Executive Officer (Principal Executive Officer)	March 16, 2010
Logan W. Kruger
/s/ MICHAEL A. BLESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2010
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2010
Steve Schneider
*	Chairman	March 16, 2010
John P. O’Brien
*	Director	March 16, 2010
Jarl Berntzen
*	Director	March 16, 2010
Robert E. Fishman
*	Director	March 16, 2010
John C. Fontaine
*	Director	March 16, 2010
Peter C. Jones
*	Director	March 16, 2010
Catherine Z. Manning
*	Director	March 16, 2010
Willy R. Strothotte
*	Director	March 16, 2010
Jack E. Thompson
*By: /s/ WILLIAM J. LEATHERBERRY
William J. Leatherberry, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 16, 2010; such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
March 16, 2010

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance atBeginning of Period	Charged To Cost and Expense	Deductions	Balance at End of Period
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2007: Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
Deferred tax asset - valuation allowance	$—	$13,881	$—	$13,881
YEAR ENDED DECEMBER 31, 2008: Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$1,000
Deferred tax asset - valuation allowance	$13,881	$536,323	$—	$550,204
Inventory – lower of cost or market reserve	$—	$55,867	$—	$55,867
YEAR ENDED DECEMBER 31, 2009: Allowance for doubtful trade accounts receivable	$1,000	$—	$(266)	$734
Deferred tax asset - valuation allowance	$550,204	$130,890	$—	$681,094
Inventory – lower of cost or market reserve	$55,867	$—	$(47,152)	$8,715