Form 10-Q
period 2010-03-31
CENTURY ALUMINUM CO
filed 2010-05-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒  No

The registrant had 92,660,357 shares of common stock outstanding at April 30, 2010.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	March 31, 2010	December 31, 2009
ASSETS	(Unaudited)
Cash and cash equivalents	$213,739	$198,234
Restricted cash	9,372	8,879
Accounts receivable — net	35,392	37,706
Due from affiliates	35,524	19,255
Inventories	140,670	131,473
Prepaid and other current assets	74,669	93,921
Total current assets	509,366	489,468
Property, plant and equipment — net	1,284,904	1,298,288
Due from affiliates – less current portion	8,968	5,859
Other assets	72,615	68,135
TOTAL	$1,875,853	$1,861,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$74,993	$77,301
Due to affiliates	39,309	32,708
Accrued and other current liabilities	36,618	38,598
Accrued employee benefits costs — current portion	12,997	12,997
Convertible senior notes	43,786	43,239
Industrial revenue bonds	7,815	7,815
Total current liabilities	215,518	212,658
Senior notes payable	247,843	247,624
Accrued pension benefits costs — less current portion	44,072	43,281
Accrued post retirement benefits costs — less current portion	179,151	177,231
Other liabilities	26,824	31,604
Deferred taxes	85,933	81,622
Total noncurrent liabilities	583,823	581,362
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 82,943 and 83,452 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 92,660,357 and 92,530,068 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively)	927	925
Additional paid-in capital	2,503,263	2,501,389
Accumulated other comprehensive loss	(73,696)	(74,270)
Accumulated deficit	(1,353,983)	(1,360,315)
Total shareholders’ equity	1,076,512	1,067,730
TOTAL	$1,875,853	$1,861,750

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2010	2009
NET SALES:
Third-party customers	$192,932	$170,414
Related parties	92,457	54,173
	285,389	224,587
Cost of goods sold	251,413	296,948
Gross profit (loss)	33,976	(72,361)
Other operating expenses – net	4,465	24,332
Selling, general and administrative expenses	12,251	10,120
Operating income (loss)	17,260	(106,813)
Interest expense – third party	(6,398)	(8,043)
Interest income – third party	101	725
Interest income – related parties	109	142
Net loss on forward contracts	(1,972)	(3,602)
Other income (expense) - net	408	(242)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	9,508	(117,833)
Income tax (expense) benefit	(4,281)	4,096
Income (loss) before equity in earnings (losses) of joint ventures	5,227	(113,737)
Equity in earnings (losses) of joint ventures	1,105	(887)
Net income (loss)	$6,332	$(114,624)

Net income (loss) allocated to common shareholders	$5,808	$(114,624)

INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.06	$(1.77)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,550	64,608
Diluted	93,103	64,608

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,332	$(114,624)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	1,853	1,817
Unrealized gain on contractual receivable	(88)	—
Realized benefit on contractual receivable	15,368	—
Accrued and other plant curtailment costs – net	(2,272)	18,235
Debt discount amortization	766	1,990
Depreciation and amortization	15,778	20,845
Lower of cost or market inventory adjustment	(57)	2,271
Deferred income taxes	4,319	25,548
Pension and other post retirement benefits	3,666	4,112
Stock-based compensation	1,284	(90)
Undistributed (earnings) losses of joint ventures	(1,105)	887
Changes in operating assets and liabilities:
Accounts receivable – net	2,314	26,342
Sale of short-term trading securities	—	13,686
Due from affiliates	(20,760)	26,904
Inventories	(9,140)	4,761
Prepaid and other current assets	3,692	74,187
Accounts payable, trade	(2,223)	(12,201)
Due to affiliates	6,601	(8,037)
Accrued and other current liabilities	1,423	(9,887)
Other – net	(6,093)	(2,010)
Net cash provided by operating activities	21,658	74,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(972)	(9,184)
Nordural expansion	(4,678)	(6,501)
Investments in and advances to joint ventures	(10)	—
Restricted and other cash deposits	(493)	—
Net cash used in investing activities	(6,153)	(15,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit facility	—	(25,000)
Issuance of common stock – net	—	104,041
Net cash provided by financing activities	—	79,041
CHANGE IN CASH AND CASH EQUIVALENTS	15,505	138,092
Cash and cash equivalents, beginning of the period	198,234	129,400
Cash and cash equivalents, end of the period	$213,739	$267,492

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three months ended March 31, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first three months of 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Long-term power contract for Hawesville

To secure a new, long-term power contract for our primary aluminum smelter in Hawesville, Kentucky on July 16, 2009, our wholly owned subsidiary, Century Aluminum of Kentucky (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers Energy Corporation (“Big Rivers”), agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for full production capacity requirements for our facility in Hawesville, Kentucky (“Hawesville”) (approximately 482 megawatts (“MW”)) with pricing based on the power provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.

E.ON has agreed to mitigate a significant portion of the near-term risk of this agreement through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume CAKY's obligations.  As part of this arrangement, E.ON will pay up to approximately $81,500 to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to provide price protection should result in CAKY paying prices which approximate the previous contract prices and volume protection which should result in CAKY receiving credits for unused power without sustaining a loss.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits during 2010.  To the extent the aggregate payments made by E.ON exceed the approximately $81,500 commitment, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

Contractual receivable
Contractual receivable as of December 31, 2009	$55,531
E.ON payments to BREC on our behalf through March 31, 2010	(15,368)
Unrealized gain on contractual receivable	88
Contractual receivable as of March 31, 2010	$40,251

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

After December 2010, we currently expect to be paying the full production cost of power under the Big Rivers Agreement.  While the full cost for the production of power is recorded in our cost of goods sold, our cash payments for Hawesville power would have been $15,368 higher if we had not realized a gain on the E.ON contractual receivable for the three months ended March 31, 2010.

The new power contract has been designated as a normal purchase contract under ASC 815.  Unlike the previous power contract that was a fixed price contract where the purchase price of power was below market prices without an explicit net settlement provision, the Big Rivers Agreement is a cost-based contract that is not expected to have any significant value and is with a regulated power generator.  While the Big Rivers Agreement is a take-or-pay contract, under which we may net settle any unused power with Big Rivers, we would only receive credits up to our cost for such power sales and would not profit on any sales made above our cost for such power under the current election.

3.	Curtailment of Operations – Ravenswood and Hawesville

In February 2009, we fully curtailed the plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed in February 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

In March 2009, CAKY curtailed one of its five potlines at Hawesville.  The action reduced primary aluminum production capacity by approximately 49,000 metric tons per year.

We incurred curtailment charges of $4,465 and $24,332 during the three months ended March 31, 2010 and March 31, 2009, respectively, which are reported in other operating expenses - net in the Consolidated Statements of Operations.  The majority of the curtailment charges related to Ravenswood.  The components of the curtailment costs are as follows:

	Three months ended
	March 31, 2010	March 31, 2009
Severance/employee-related cost	$654	$24,590
Alumina contract – spot sales net losses	—	3,331
Power/other contract termination costs	—	6,332
Ongoing site costs	3,811	1,589
Pension plan curtailment adjustment	—	2,483
OPEB plan curtailment adjustment	—	(13,993)
Net expense	$4,465	$24,332

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Cash curtailment expenditures

	Three months ended
	March 31, 2010	March 31, 2009
Curtailment of operations at Ravenswood	$3,435	$4,450
Ongoing idling costs at Ravenswood	3,533	500
Contract termination and amendment costs	—	2,750
Total	$6,968	$7,700

4.	Fair Value Measurements

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

Cash equivalents.  Our cash equivalents include investments in money market funds.  Investments in this category can be redeemed immediately at the current net asset value per share.  A money market fund is a mutual fund whose investments are primarily in short-term debt securities designed to maximize current income with liquidity and capital preservation, usually maintaining per share net asset value at a constant amount, such as one dollar.

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical delivery and financial sales contracts, the Ravenswood power contract, primary aluminum put option contracts and primary aluminum collar contracts (a combination of a put option contract and a call option contract).  We determined the fair value of the put and collar contracts using a Black-Scholes model with market data provided by an independent source.  For our other contracts, we measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  Primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the LME spot and forward market for primary aluminum and the U.S. Midwest Premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  The Ravenswood power contract derivative is priced based on a formula that includes the LME and therefore is valued based in part on the LME forward market.

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

Recurring Fair Value Measurements	As of March 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$207,291	$—	$—	$207,291
Primary aluminum put option contracts	—	7,373	—	7,373
Power contract	—	—	46	46
TOTAL	$207,291	$7,373	$46	$214,710

LIABILITIES:
Primary aluminum call option contracts	$—	$(1,438)	$—	$(1,438)
Derivative liabilities	—	—	(812)	(812)
TOTAL	$—	$(1,438)	$(812)	$(2,250)

Recurring Fair Value Measurements	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$195,894	$—	$—	$195,894
Primary aluminum put option contracts	—	1,839	—	1,839
Power contract	—	—	101	101
TOTAL	$195,894	$1,839	$101	$197,834

LIABILITIES:
Derivative liabilities	$—	$(1,763)	$(1,733)	$(3,496)

Change in Level 3 Fair Value Measurements during the three months ended March 31,
	Derivative liabilities/assets
	2010	2009
Beginning balance January 1,	$(1,632)	$443
Total loss (realized/unrealized) included in earnings	(126)	(1,946)
Settlements	992	164
Ending balance, March 31,	$(766)	$(1,339)

Amount of total loss included in earnings attributable to the change in unrealized (gains) losses relating to assets and liabilities held at March 31,	$(126)	$(1,770)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

5.	Derivative instruments and hedging

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	March 31, 2010	December 31, 2009
ASSETS:
Primary aluminum put option contracts – current portion	Due from affiliates	$1,155	$1,839
Power contract	Prepaid and other current assets	46	101
Primary aluminum put option contracts – less current portion	Other assets	3,109	—
Primary aluminum put option contracts – less current portion	Due from affiliates – less current portion	3,109	—
TOTAL ASSETS		$7,419	$1,940

LIABILITIES:
Primary aluminum call option contracts	Accrued and other current liabilities	$(1,438)	$(1,763)
Calcined petroleum coke contracts	Accrued and other current liabilities	—	(1,019)
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(375)	(281)
Aluminum sales premium contracts – less current portion	Other liabilities	(437)	(433)
TOTAL LIABILITIES		$(2,250)	$(3,496)

We had no derivatives designated as cash flow hedges during the three months ended March 31, 2010.  The following table provides changes in our accumulated other comprehensive loss for our derivatives that were designated as cash flow hedges during the three months ended March 31, 2009:

Derivatives in cash flow hedging relationships:

	Three months ended March 31, 2009
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(6,208)	Cost of goods sold	$(8,767)	—	—
Foreign currency forward contracts (1)	$(4,110)	Cost of goods sold	$(2,526)	Net loss on forward contracts	$(1,607)

(1)
We had no foreign currency forward contracts or options outstanding at March 31, 2009 or December 31, 2009.  The amount recognized in OCI will be reclassified in the period that the hedged forecasted transaction affects earnings.  The ineffective portion was related to changes in the probability of the occurrence of the forecasted foreign currency transactions.

Natural gas forward financial purchase contracts

To mitigate the volatility of the natural gas markets, from time to time, we enter into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were previously designated as cash flow hedges.  We had no natural gas forward financial purchase contracts at March 31, 2010 or December 31, 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Upon the transfer of our joint venture investment in Gramercy in the third quarter of 2009, we discontinued cash flow hedge treatment for our natural gas forward financial purchase contracts because the originally forecasted natural gas transactions would not occur during the originally specified time periods.  We accounted for these contracts as derivative instruments at the time it was determined the forecasted transactions would not occur and marked the contracts to market.  In accordance with ASC 815, the subsequent changes in the fair value of these contracts were recorded in the consolidated statements of operations in net loss on forward contracts.

Foreign currency forward contracts

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), the euro, and the Chinese yuan.  The labor costs, maintenance costs and other local services at our smelter in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur additional capital expenditures for the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”).  A significant portion of the future capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We have in the past entered into foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges, qualified for hedge accounting under ASC 815 and had maturities through September 2009.  As of March 31, 2010 and December 31, 2009, we had no foreign currency forward contracts outstanding.

The realized gain or loss on our foreign currency forward contracts cash flow hedges for Grundartangi operating costs was recognized in income as part of our cost of goods sold in 2009.  The realized gain or loss for our cash flow hedges for the Helguvik project capital expenditures was accumulated in other comprehensive income and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.

We recognized losses of approximately $1,607 for the three months ended March 31, 2009 on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

Power contracts

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the remaining term of the contract which was extended to September 2010, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $46 and $101 for the embedded derivative at March 31, 2010 and December 31, 2009, respectively.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Primary aluminum put option and collar contracts

We entered into primary aluminum put option contracts and collar contracts (combination of a put and a call option) that settle monthly from October 2009 through December 2011 based on LME prices.  The put option contracts account for approximately 60% of Hawesville’s current production level through 2010 and approximately 27% of their current production level for 2011 with a strike price around the facility’s cash break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

Primary Aluminum option contracts outstanding as of March 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly through December 2010	45,000	45,000
Call option contracts, settle monthly through December 2010	—	22,500
Put option contracts, settle monthly January 2011 through December 2011	27,000	27,000

Primary Aluminum option contracts outstanding as of December 31, 2009 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly through December 2010	60,000	60,000
Call option contracts, settle monthly through December 2010	—	30,000

Our counterparties include Glencore, a related party, and a non-related party.  We paid a cash premium to enter into the put option contracts and recorded an asset in due from affiliates, prepaid and other assets, due from affiliates – less current portion and other assets on the consolidated balance sheets.  The collar contracts were entered into at no initial cost to Century.  We determined the fair value of the put and call option contracts using a Black-Scholes model with market data provided by an independent source and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the Consolidated Statements of Operations in net losses on forward contracts.

Aluminum sales premium contracts

We have a physical delivery contract for 20,400 mtpy of primary aluminum through December 31, 2013 with variable, LME-based pricing (the “Glencore Metal Agreement I”).  Under the Glencore Metal Agreement I, pricing is based on market prices, adjusted by a negotiated premium with a cap and a floor as applied to the U.S. Midwest premium.  We account for the Glencore Metal Agreement I as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contract premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	March 31, 2010	March 31, 2009
Power contract	Net loss on forward contracts	$(27)	$(2,117)
Primary aluminum put option and collar contracts	Net loss on forward contracts	$(1,728)	$—
Aluminum sales premium contracts	Related party sales	$119	$804
Aluminum sales premium contracts	Net loss on forward contracts	$(217)	$122

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	March 31, 2010	December 31, 2009
Power contract (in megawatt hours (“MWH”)) (1)	4,392	8,760
Primary aluminum sales contract premium (metric tons) (2)	76,325	81,600
Primary aluminum put option contracts (metric tons)	144,000	120,000
Primary aluminum call option contracts (metric tons)	22,500	30,000

(1)	We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract.
(2)	Represents the remaining physical deliveries under the Glencore Metal Agreement I.

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

As of March 31, 2010, an accumulated other comprehensive loss of $153 is expected to be reclassified to earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

6.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended March 31,
	2010			2009
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$6,332			$(114,624)
Amount allocated to common shareholders (1)	91.72%			100%
Basic EPS:
Income (loss) allocable to common shareholders	5,808	92,550	$0.06	(114,624)	64,608	$(1.77)
Effect of Dilutive Securities: Plus:
Options	—	52		—	—
Service-based stock awards	—	501		—	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$5,808	93,103	$0.06	$(114,624)	64,608	$(1.77)

(1)
We have not allocated the net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Impact of our outstanding Series A Convertible Preferred Stock on EPS

Our Series A Convertible Preferred Stock has similar characteristics of a “participating security” as described by ASC 260-10-45 “Participating Securities and the Two-Class Method”.  In accordance with the guidance in the ASC 260-10-45, we calculate basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method, when applicable.

The generally accepted accounting principles for reporting EPS do not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  See Note 7 Shareholders’ Equity for additional information about the rights and privileges of Series A Preferred Stock.

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we will not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

Impact of the Tax Benefit Preservation Plan on EPS

Our Tax Benefit Preservation Plan grants each common shareholder and preferred shareholder rights to purchase Series B Junior Participating Preferred Stock (“Rights”).  These Rights would only be exercisable upon the occurrence of certain triggering events.  Each Right will allow non-excluded holders to purchase Series B Junior Participating Preferred Stock, once the Rights become exercisable.  The Series B Preferred Share has dividend, voting, and liquidation rights similar to our common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.  Upon the occurrence of a triggering event, our Board of Directors may extinguish the Rights by exchanging common stock for the Rights.

In accordance with general accounting principles for the calculation of EPS, the Rights are considered contingently issuable shares but will not be included in the calculation of EPS until the necessary conditions for exercise or exchange have been satisfied.  Upon an issuance, the Series B Junior Participating Preferred stock would be participating securities and we would calculate EPS in accordance with the Two-Class Method described above.  See Note 7 Shareholders’ Equity for additional information about the Tax Benefit Preservation Plan.

Calculation of EPS

Options to purchase 692,075 and 413,434 shares of common stock were outstanding as of March 31, 2010 and March 31, 2009, respectively.  For the three months ended March 31, 2010, approximately 381,000 options were excluded from the calculation of EPS because their exercise price exceeded the average market price of the underlying common stock.  Shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because the average price for our common stock in the three months ended March 31, 2010 was below the conversion price of our 1.75% convertible senior notes.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 501,000 and 64,000 unvested shares of service-based stock outstanding at March 31, 2010 and 2009, respectively.  Our Series B Junior Participating Preferred Stock are considered contingently issuable shares and will not be included in the calculation of EPS until the necessary conditions for exercise or exchange have been satisfied.

For the calculation of basic and diluted EPS for the three months ended March 31, 2010 and March 31, 2009, using the Two-Class Method, we allocated $524 and $0, respectively, of our undistributed income (loss) to the convertible preferred stock.  We reported a net loss for the three months ended March 31, 2009.  See the reconciliation for the three months ended March 31, 2010 below:

	Three months ended March 31, 2010
	Common stock (000)	Preferred stock (000) (1)	Total
Weighted average shares outstanding	92,550	8,345	100,895
Undistributed earnings	$5,808	$524	$6,332

(1)	Represents the participation rights of our preferred shareholder as if it held the number of common shares into which its shares of preferred stock are convertible as of the record date.

7.	Shareholders’ Equity

Common Stock

Under our Restated Certificate of Incorporation, as amended, our Board of Directors is authorized to issue up to 195,000,000 shares of our common stock.

Series A Convertible Preferred Stock Conversions

All shares of Series A Convertible Preferred Stock are held by Glencore.  The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of shares of Series A Convertible Preferred Stock into shares of common stock.

Series A Convertible Preferred Stock:	2010

Shares outstanding at December 31, 2009	83,452
Automatic conversions during the three months ended March 31, 2010	(509)
Total shares outstanding at March 31, 2010	82,943

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Tax Benefit Preservation Plan

Our Tax Benefit Preservation Plan (the “Plan”) is designed to provide us some protection against a possible limitation on our ability to use net operating losses, tax credits and other tax assets (the “Tax Attributes”), to reduce potential future U.S. federal income tax obligations.  We have experienced substantial operating losses in the past, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may carry forward these losses in certain circumstances to offset future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions.  As of March 31, 2010, we had Tax Attributes of approximately $1,700,000.  To the extent that the Tax Attributes do not otherwise become limited, we believe that we might be able to use a significant amount of the Tax Attributes, and therefore these Tax Attributes could be a substantial asset to us.

Our ability to use these Tax Attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Code. In general, an ownership change would occur if five-percent shareholders (as defined under U.S. federal income tax laws) collectively increase their ownership in Century by more than 50 percentage points over a rolling three-year period.  Under the Plan, each share of our common stock will carry with it one preferred share purchase right and each share of Series A Preferred Stock will carry with it one hundred Rights, until the distribution date or earlier expiration of the Rights.  In accordance with the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.9% or more (or if already the beneficial holder of at least 4.9%, by acquiring additional shares of our common stock representing 1.0% or more) of our outstanding common stock (including any ownership interest held by that person's affiliates and associates as defined under the Plan) could be subject to significant dilution.  If not previously approved by Century’s stockholders, the Plan will expire in accordance with its terms on September 29, 2010.

8.	Income Taxes

As of March 31, 2010 and December 31, 2009, we had total unrecognized tax benefits (excluding interest) of $22,163 and $21,216, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of March 31, 2010 and December 31, 2009, respectively, are $4,632 and $4,586.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of March 31, 2010 and December 31, 2009, we had approximately $851 and $806 respectively, of accrued interest related to unrecognized income tax benefits.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

Our federal income tax returns from 2005 through 2008 are currently under examination.  Our California corporate income tax return for 2008 is currently under examination.  The majority of our state returns beginning in 2003 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2002.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Acts”) were enacted in March 2010.  The Acts amend certain tax rules applicable to employers so that the portion of employer health care costs that are reimbursed by the Medicare Part D prescription drug subsidy will no longer be deductible by the employer for federal income tax purposes effective for years beginning after December 31, 2012.  Because of the loss of the future tax deduction, a reduction in the deferred tax asset related to the nondeductible OPEB liabilities accrued to date will be recorded with an equal offsetting adjustment to our valuation allowance.  The Acts did not affect our cash flows or financial condition because we have a valuation allowance against all of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

See Note 20 Subsequent Events for information about federal income tax refunds received subsequent to March 31, 2010.

9.	Inventories

Inventories consist of the following:

	March 31, 2010	December 31, 2009
Raw materials	$41,301	$25,694
Work-in-process	14,313	13,400
Finished goods	10,142	11,156
Operating and other supplies	74,914	81,223
Inventories	$140,670	$131,473

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,023 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been classified as other assets.

10.	Intangible Asset

At March 31, 2009, the intangible asset consisted of a power contract acquired in connection with our acquisition of Hawesville.  In July 2009, we terminated the existing power contract at Hawesville and entered into a new power agreement.  See Note 2 Long-term Power Contract for Hawesville for additional information about this transaction.  As a result of terminating Hawesville’s previous power contract, we wrote off the remaining carrying amount of the intangible asset of $23,759 in July 2009.  As of March 31, 2010, we had no intangible assets.

As of March 31, 2009, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $127,496.  Amortization expense for the intangible asset for the three months ended March 31, 2009 was $4,037.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

11.	Debt

	March 31, 2010	December 31, 2009
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, net of debt discount of $3,281 and $3,828, respectively, interest payable semiannually (1)	$43,786	$43,239
Hancock County industrial revenue bonds (“IRBs”) due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, interest payable semiannually, net of debt discount of $4,363 and $4,800, respectively	245,240	240,676
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	6,948
Total debt	$299,444	$298,678

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2010 was 0.59%.

Debt exchange transactions

We completed debt-for-debt exchanges in January and March 2010.  We exchanged a total of $4,128 of 8.0% senior secured notes payable due May 15, 2014 (the “8.0% Notes”) for $4,345 of 7.5% senior unsecured notes payable due August 15, 2014 (the “7.5% Notes”).  As of March 31, 2010, we had $2,603 and $249,603 of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes and did not receive a cash consent fee.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.

Senior secured revolving credit facility

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  Our obligations under the Credit Facility are unconditionally guaranteed by our domestic subsidiaries (other than Century Aluminum Holdings, Inc., Century Louisiana, Inc., and Nordural US LLC) and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of March 31, 2010, we had approximately $11,500 issued but undrawn letters of credit under the facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.   We had no outstanding loans under the Credit Facility as of March 31, 2010.  As of March 31, 2010, we had additional borrowing availability of $53,922 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

1.75% convertible senior notes

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

The following amounts are recognized in our consolidated balance sheets related to the 1.75% convertible senior notes:

	March 31, 2010	December 31, 2009

Principal of the liability component of 1.75% convertible senior notes	$47,067	$47,067
Unamortized debt discount	(3,281)	(3,828)
Net carrying amount of liability component of 1.75% convertible senior notes	$43,786	$43,239

Net carrying amount of equity component of 1.75% convertible senior notes (net of $18,261 taxes and $1,799 issuance costs)	$32,114	$32,114

Interest expense related to the 1.75% convertible senior notes:
	Three months ended March 31,
	2010	2009
Contractual interest coupon	$206	$766
Amortization of the debt discount on the liability component	546	1,990
Total	$752	$2,756

Effective interest rate for the liability component for the period	6.39%	6.30%

The estimated amortization expense for the debt discount for the 1.75% Notes through the remaining expected life (August 2011) is as follows:

	Nine months ending December 31, 2010	2011
Estimated debt discount amortization expense	$1,697	$1,584

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

12.	Contingencies and Commitments

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

Century Aluminum of West Virginia, Inc. (“CAWV”) continues to perform remedial measures at Ravenswood pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA.  EPA approval of the Corrective Measures Study is anticipated in the second quarter of 2010.  We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

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

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through March 31, 2010, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $828 and $966 at March 31, 2010 and December 31, 2009, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In March 2009, four purported stockholder class actions were filed against us in the United States District Court for the Northern District of California.  The actions are entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al.   These actions have been consolidated and a lead plaintiff has been confirmed.  These cases allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  These actions seek rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and counsel fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.  See Note 20 Subsequent Events for additional information about these actions.

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

In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC (the “USWA”), the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.  In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending.  The court has not yet issued a ruling on the motion.  We intend to vigorously pursue our case in the foregoing actions, but as of the date of this report, it is not possible to predict the ultimate outcome of these actions.

Power Commitments

Big Rivers Agreement

To secure a new, long-term power contract for the Hawesville facility, on July 16, 2009, CAKY, along with E.ON and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into the Big Rivers Agreement to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  The current market price of electrical power in this region is less than Big Rivers’ forecasted cost.  See Note 2 Long-term power contract for Hawesville for additional information about these agreements.

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

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  Our Ravenswood plant employees represented by the USWA are under a labor agreement that was extended to August 31, 2010.  The agreement covers hourly employees at the Ravenswood plant.  For additional information about Ravenswood operations see Note 3 Curtailment of Operations – Ravenswood and Hawesville.  Our Hawesville, Kentucky, plant employees represented by the USWA are under a collective bargaining agreement that expired on May 7, 2010 as extended.  The agreement covered approximately 525 hourly workers at the Hawesville plant.  See Note 20 Subsequent Events for additional information about the labor agreement.

Approximately 84% of Grundartangi’s work force is represented by five labor unions under an agreement that expired on December 31, 2009.  See Note 20 Subsequent Events for additional information about the labor agreement.

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and OPEB obligations.  Among other things, the Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.  See Note 8 Income Taxes for additional information about the impact of the change in the deductibility of the Medicare Part D subsidy.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

13.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Rolled Products Metal Agreement	Alcan	14 million pounds per year	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Metal Agreement II	Glencore	18 million pounds per year	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	24,000 mtpy - minimum	Through December 31, 2010	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement I as a derivative instrument in accordance with generally accepted accounting principles for derivatives instruments and hedging activities.  Under the Glencore Metal Agreement I, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

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

Apart from the Alcan Rolled Products Metal Agreement, the Glencore Metal Agreement I, the Glencore Metal Agreement II, Glencore Sweep Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 18,005 metric tons and 26,140 metric tons of primary aluminum at March 31, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 650 metric tons and 1,559 metric tons of primary aluminum at March 31, 2010 and December 31, 2009, respectively, of which none were with Glencore at March 31, 2010 or December 31, 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 5 Derivative Instruments and Hedging for additional information about these instruments.

14.	Supplemental Cash Flow Information

	Three months ended March 31,
	2010	2009
Cash paid for:
Interest	$685	$11,068
Income tax	757	106

Cash received for:
Interest	144	1,205
Income tax refunds (1)	2,129	90,337

(1)	See Note 8 Income Taxes for more information.

Non-cash activities

In the first quarter of 2010 and 2009, we issued shares of common stock as part of our performance share program to satisfy a $964 and $694, respectively, performance share liability to certain key employees.

Due to the curtailment of our Ravenswood operations in February 2009, we reclassified certain inventory items into other assets.  As a result, there was an $18,326 non-cash change in the inventory and other asset account balances due to this reclassification.

15.	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2010	Year ended December 31, 2009
Beginning balance, ARO liability	$15,233	$14,337
Additional ARO liability incurred	264	896
ARO liabilities settled	(313)	(1,116)
Accretion expense	260	1,116
Adjustments (1)	(1,804)	—
Ending balance, ARO liability	$13,640	$15,233

(1)	We adjusted our estimated ARO liability in the first quarter of 2010 for changes in estimate and timing of costs associated with the disposal of spent potliner.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	Comprehensive income (loss) and Accumulated other comprehensive loss

Comprehensive income (loss):
	Three months ended March 31,
	2010	2009
Net income (loss)	$6,332	$(114,624)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	—	(4,847)
Net losses on cash flow hedges reclassified to income, net of tax of $0 and $(2,633), respectively	—	6,135
Net (gain) loss on foreign currency cash flow hedges reclassified to income, net of tax of $(8) and $(379), respectively	(38)	3,754
Defined benefit pension and other postemployment benefit plans:
Net curtailment gain arising during the period, net of $0 tax	—	33,018
Amortization of net loss during the period, net of $81 and $(71) tax, respectively	(144)	290
Amortization of prior service cost during the period, net of $(423) and $396 tax, respectively	757	(1,332)
Other comprehensive income:	575	37,018
Comprehensive income (loss)	$6,907	$(77,606)

Components of Accumulated Other Comprehensive Loss:
	March 31, 2010	December 31, 2009
Unrealized loss on financial instruments, net of $741 and $749 tax benefit, respectively	$(1,106)	$(1,068)
Defined benefit plan liabilities, net of $26,385 and $26,728 tax benefit, respectively	(64,023)	(64,635)
Equity in investee other comprehensive income, net of $0 and $0 tax, respectively (1)	(8,567)	(8,567)
Accumulated other comprehensive loss	$(73,696)	$(74,270)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company which consists primarily of pension and other postretirement benefit obligations.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

17.	Components of Net Periodic Benefit Cost

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Service cost	$740	$835	$1,022	$1,514
Interest cost	1,593	1,603	2,750	2,985
Expected return on plan assets	(1,223)	(1,104)	—	—
Amortization of prior service cost	35	61	(260)	(422)
Amortization of net loss	423	634	758	1,095
Curtailment	—	2,601	—	(14,312)
Net periodic benefit cost	$1,568	$4,630	$4,270	$(9,140)

18.	Recently Issued Accounting Standards

In February 2010, the Financial Accounting Standards Board (“FASB”) issued FASB Accounting Standards Update 2010-09, Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated.  The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. We adopted ASU 2010-09 upon issuance. This update had no impact on our financial position, results of operations or cash flows.

In January 2010, the FASB issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB ASC Topic 820-10, Fair Value Measurements and Disclosures. The update provides additional disclosures for transfers into and out of Levels 1 and 2 and separate disclosures about purchases, issuances and settlements relating to Level 3 measurements and clarifies certain other existing disclosure requirements.  In addition ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets.  We adopted ASU 2010-06 in the first quarter of 2010. This update had no impact on the Company’s financial position, results of operations or cash flows.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

19.	Condensed Consolidating Financial Information

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

The following summarized condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, condensed consolidating statements of operations for the three months ended March 31, 2010 and March 31, 2009 and the condensed consolidating statements of cash flows for the three months ended March 31, 2010 and March 31, 2009 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash	$—	$142,922	$70,817	$—	$213,739
Restricted cash	9,372	—	—	—	9,372
Accounts receivable — net	23,789	11,603	—	—	35,392
Due from affiliates	565,300	3,907	2,494,049	(3,027,732)	35,524
Inventories	88,324	52,346	—	—	140,670
Prepaid and other assets	40,521	8,871	25,277	—	74,669
Total current assets	727,306	219,649	2,590,143	(3,027,732)	509,366
Investment in subsidiaries	32,931	—	(1,016,273)	983,342	—
Property, plant and equipment — net	386,928	896,185	1,873	(82)	1,284,904
Due from affiliates — less current portion	3,109	5,859	—	—	8,968
Other assets	24,930	30,885	16,800	—	72,615
Total	$1,175,204	$1,152,578	$1,592,543	$(2,044,472)	$1,875,853

Liabilities and shareholders’ equity:
Accounts payable, trade	$36,329	$37,625	$1,039	$—	$74,993
Due to affiliates	2,093,641	54,935	178,456	(2,287,723)	39,309
Accrued and other current liabilities	18,295	5,291	13,032	—	36,618
Accrued employee benefits costs — current portion	11,632	—	1,365	—	12,997
Convertible senior notes	—	—	43,786	—	43,786
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,167,712	97,851	237,678	(2,287,723)	215,518
Senior notes payable	—	—	247,843	—	247,843
Accrued pension benefit costs — less current portion	22,386	—	21,686	—	44,072
Accrued postretirement benefit costs — less current portion	175,690	—	3,461	—	179,151
Other liabilities/intercompany loan	49,456	712,096	5,363	(740,091)	26,824
Deferred taxes — less current portion	—	85,933	—	—	85,933
Total noncurrent liabilities	247,532	798,029	278,353	(740,091)	583,823
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	927	(72)	927
Additional paid-in capital	297,300	144,383	2,503,263	(441,683)	2,503,263
Accumulated other comprehensive income (loss)	(88,648)	(1,106)	(73,696)	89,754	(73,696)
Retained earnings (accumulated deficit)	(1,448,752)	113,409	(1,353,983)	1,335,343	(1,353,983)
Total shareholders’ equity	(1,240,040)	256,698	1,076,512	983,342	1,076,512
Total	$1,175,204	$1,152,578	$1,592,543	$(2,044,472)	$1,875,853

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$118,078	$74,854	$—	$—	$192,932
Related parties	56,981	35,476	—	—	92,457
	175,059	110,330	—	—	285,389
Cost of goods sold	168,449	82,964	—	—	251,413
Gross profit (loss)	6,610	27,366	—	—	33,976
Other operating expenses	4,465	—	—	—	4,465
Selling, general and admin expenses	11,288	963	—	—	12,251
Operating income (loss)	(9,143)	26,403	—	—	17,260
Interest expense – third party	(6,398)	—	—	—	(6,398)
Interest expense – affiliates	15,954	(15,954)	—	—	—
Interest income	22	79	—	—	101
Interest income – affiliates	—	109	—	—	109
Net loss on forward contracts	(1,972)	—	—	—	(1,972)
Other expense - net	277	131	—	—	408
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(1,260)	10,768	—	—	9,508
Income tax benefit (expense)	(25)	(4,256)	—	—	(4,281)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(1,285)	6,512	—		5,227
Equity earnings (loss) of subsidiaries and joint ventures	979	1,105	6,332	(7,311)	1,105
Net income (loss)	$(306)	$7,617	$6,332	$(7,311)	$6,332

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$121,909	$48,505	$—	$—	$170,414
Related parties	31,222	23,340	—	(389)	54,173
	153,131	71,845	—	(389)	224,587
Cost of goods sold	222,890	75,635	—	(1,577)	296,948
Gross profit (loss)	(69,759)	(3,790)	—	1,188	(72,361)
Other operating expenses	24,332	—	—	—	24,332
Selling, general and admin expenses	9,962	158	—	—	10,120
Operating income (loss)	(104,053)	(3,948)	—	1,188	(106,813)
Interest expense – third party	(8,043)	—	—	—	(8,043)
Interest expense – affiliates	14,737	(14,737)	—	—	—
Interest income	342	383	—	—	725
Interest income – affiliates	—	142	—	—	142
Net loss on forward contracts	(1,995)	(1,607)	—	—	(3,602)
Other expense - net	157	(399)	—	—	(242)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(98,855)	(20,166)	—	1,188	(117,833)
Income tax benefit (expense)	2,902	1,194	—	—	4,096
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(95,953)	(18,972)	—	1,188	(113,737)
Equity earnings (loss) of subsidiaries and joint ventures	(965)	(2,703)	(114,624)	117,405	(887)
Net income (loss)	$(96,918)	$(21,675)	$(114,624)	$118,593	$(114,624)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$11,264	$10,394	$—	$21,658
Investing activities:
Purchase of property, plant and equipment	(495)	(470)	(7)	(972)
Nordural expansion	—	(4,678)	—	(4,678)
Investments in and advances to joint ventures	—	—	(10)	(10)
Restricted and other cash deposits	(493)	—	—	(493)
Net cash used in investing activities	(988)	(5,148)	(17)	(6,153)
Financing activities:
Intercompany transactions	(10,276)	27,878	(17,602)	—
Net cash provided by (used in) financing activities	(10,276)	27,878	(17,602)	—
Net change in cash	—	33,124	(17,619)	15,505
Beginning cash	—	109,798	88,436	198,234
Ending cash	$—	$142,922	$70,817	$213,739

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$86,642	$(11,906)	$—	$74,736
Investing activities:
Purchase of property, plant and equipment	(7,386)	(1,750)	(48)	(9,184)
Nordural expansion	—	(6,501)	—	(6,501)
Net cash used in investing activities	(7,386)	(8,251)	(48)	(15,685)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Intercompany transactions	(79,256)	25,242	54,014	—
Issuance of common stock – net of issuance costs	—	—	104,041	104,041
Net cash provided by (used in) financing activities	(79,256)	25,242	133,055	79,041
Net change in cash	—	5,085	133,007	138,092
Beginning cash	—	71,545	57,855	129,400
Ending cash	$—	$76,630	$190,862	$267,492

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

20.	Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.

Stockholder class actions dismissed

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al were dismissed without prejudice.  Plaintiffs have until May 14, 2010 to submit an amended complaint.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Labor agreement expires at CAKY, negotiations ongoing

The collective bargaining agreement between Century Aluminum of Kentucky, our wholly owned subsidiary, and the USWA, covering approximately 525 hourly workers at Hawesville, expired on May 7, 2010.  As negotiations between the two parties continue, the hourly employees remain on the job and the plant is operating normally.

Five-year labor agreement signed at Nordural

In April 2010, we reached a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The new labor agreement expires on December 31, 2014.

Century receives $16 million in tax refunds in April 2010

In April 2010, we received income tax refunds totaling $16,036 for net operating loss carrybacks for the 2004 through 2007 tax years.

FORWARD-LOOKING STATEMENTS – CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES REFORM ACT OF 1995.

This Quarterly Report on Form 10-Q contains forward-looking statements. We have based these forward-looking statements on current expectations and projections about future events.  Many of these statements may be identified by the use of forward-looking words such as “expects,” “anticipates,” “plans,” “believes,” “projects,” “estimates,” “intends,” “should,” “could,””may,” “would,” “will,” “scheduled,” and “potential” and similar words.  These forward-looking statements are subject to risks, uncertainties and assumptions including, among other things, those discussed under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part I, Item 1, “Financial Statements,” Part II, Item 1A “Risk Factors,” and:

•
Declines in aluminum prices have adversely affected our financial position and results of operations in the recent past and future declines in aluminum prices or an increase in our operating costs could result in further curtailment of operations at one or more of our facilities if alternate sources of liquidity are not available.

•
As part of our operational restructuring, we have curtailed and may continue to curtail operations at one or more of our facilities, which actions have required us to incur and may require us to further incur substantial costs and subject us to substantial risks in the future.  The failure to successfully implement our operational restructuring or to achieve its intended benefits could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
•
Substantial additional delays in the completion of the Nordural Helguvik ehf smelter project (“Helguvik project”) may increase its cost, lower the project’s financial returns and impose other risks to completion that are not foreseeable today.

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
•
We are subject to a variety of laws and regulations that could result in significant costs or liabilities to us including, among other things, Icelandic and U.S. environmental laws and the U.S. Patient Protection and Affordable Care Act.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Labor agreement expires at CAKY, negotiations ongoing

The collective bargaining agreement between Century Aluminum of Kentucky, our wholly owned subsidiary, and the USWA, covering approximately 525 hourly workers at Hawesville, expired on May 7, 2010.  As negotiations between the two parties continue, the hourly employees remain on the job and the plant is operating normally.

Stockholder class actions dismissed

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al were dismissed without prejudice.  Plaintiffs have until May 14, 2010 to submit an amended complaint.  See Note 12 Contingencies and Commitments – Legal Contingencies in the Consolidated Financial Statements included herein for more information about these actions.

Five-year labor agreement signed at Nordural

In April 2010, we reached a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The new labor agreement expires on December 31, 2014.

Health care legislation enacted in March 2010

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Acts”) were enacted in March 2010.  The Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and OPEB obligations.

The Acts amend certain tax rules applicable to employers so that the portion of employer health care costs that are reimbursed by the Medicare Part D prescription drug subsidy will no longer be deductible by the employer for federal income tax purposes effective for years beginning after December 31, 2012.  Because of the loss of the future tax deduction, a reduction in the deferred tax asset related to the nondeductible OPEB liabilities accrued to date will be recorded with an equal offsetting adjustment to our valuation allowance.  The Acts did not affect our cash flows or financial condition because we have a valuation allowance against all of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

Century receives $16 million in tax refunds in April 2010

In April 2010, we received income tax refunds totaling $16 million for net operating loss carrybacks for the 2004 through 2007 tax years.

Volcanic eruption has had no significant impact on our Icelandic operations

The ongoing eruptions from the Eyjafjallajokull Volcano have not significantly impacted our Icelandic operations at Grundartangi.  The Eyjafjallajokull Volcano is located approximately 100 miles to the southeast of our Grundartangi smelter operations.

West Virginia enacts special power rate legislation

The West Virginia state legislature enacted legislation which permits the Public Service Commission to set special electric power rates for specific types of customers.  The new law is an important step toward the possible restart of the Ravenswood smelter.

Additional 7.5% Notes Exchanges in January and March 2010

We completed debt-for-debt exchanges in January and March 2010.  We exchanged approximately $4.1 million of 8.0% senior secured notes payable due May 15, 2014 (the “8.0% Notes”) for approximately $4.3 million of 7.5% senior unsecured notes payable due August 15, 2014 (the “7.5% Notes”).  As of March 31, 2010, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes and did not receive a cash consent fee.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.

LME approves Century as a high grade primary aluminum brand

In February 2010, the LME approved the listing of Century as a high grade primary aluminum brand.  This allows our facility in Hawesville, Kentucky (“Hawesville”) and its customers to sell primary aluminum to any LME warehouse at any time and receive the LME cash price for the Century metal.  We expect this approval to provide our Hawesville smelter ready access to a terminal market and reduce liquidity risk in slow or declining market conditions.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended March 31,
	2010	2009
	(In thousands, except per share data)
Net sales:
Third-party customers	$192,932	$170,414
Related party customers	92,457	54,173
Total	$285,389	$224,587

Gross profit (loss)	$33,976	$(72,361)

Net income (loss)	$6,332	$(114,624)

Income (loss) per common share:
Basic and Diluted	$0.06	$(1.77)

Shipments – primary aluminum (000 pounds):
Direct	168,990	214,712
Toll	149,968	150,126
Total	318,958	364,838

Shipments – primary aluminum (metric tons):
Direct	76,653	97,392
Toll	68,024	68,096
Total	144,677	165,488

Net sales (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$285.4	$224.6	$60.8	27.1%

Higher price realizations for our primary aluminum shipments in the three months ended March 31, 2010, due to higher LME prices for primary aluminum, resulted in a $92.8 million sales increase.  Reduced sales volume had a $32.0 million negative impact on net sales.  Direct shipments declined 20,700 metric tons in the three months ended March 31, 2010 primarily due to the capacity curtailments at our U.S. smelters in 2009.  Toll shipments were approximately the same during the two quarterly periods.

Gross profit (loss) (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$34.0	$(72.4)	$106.4	147.0%

During the three months ended March 31, 2010, higher price realizations, net of LME-based alumina cost and LME-based power cost increases, increased gross profit by $96.6 million.  Lower shipment volume, due to capacity curtailments, resulted in a $13.4 million increase in gross profit.  Gross profit increased as a result of lower volume because we were in a gross loss per metric ton position in 2009. In addition, we experienced $3.6 million in net cost increases comprised of:  increased power and natural gas costs at our U.S. smelters, $10.7 million; other cost increases, $0.4 million; and reduced net amortization and depreciation charges, primarily at our Hawesville facility, $5.2 million.  Due to declines in LME prices in the first quarter of 2009 below the year-end 2008 price levels, the market value of our inventory declined relative to its cost basis, resulting in a charge of $2.3 million. We had no similar charge in the three months ended March 31, 2010.

Other operating expenses - net (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$4.5	$24.3	$19.8	81.50%

During the three months ended March 31, 2009, we idled the remaining three potlines at our Ravenswood facility and one potline at our Hawesville facility.  The amounts in 2009 represent the recognition of employee-related liabilities, contractual obligations and losses on alumina sales associated with the idling of capacity.  In addition, certain expenses incurred while the Ravenswood facility is in an idled state are included in both the 2010 and 2009 expenses.  For further discussion see Note 3 Curtailment of Operations – Ravenswood and Hawesville in the Consolidated Financial Statements included herein.

Selling, general and administrative expenses (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$12.3	$10.1	$2.2	21.8%

The increase in selling, general and administrative expenses for the three months ended March 31, 2010 was primarily due to increased accruals under our share-based performance compensation programs.

Interest expense (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$6.4	$8.0	$1.6	20.0%

The decrease in interest expense for the three months ended March 31, 2010 from the same period in 2009 is the result of exchanging our convertible debt for equity in the third and fourth quarters of 2009.

Net loss on forward contracts (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$2.0	$3.6	$1.6	44.4%

The net loss in the three months ended March 31, 2010 relates to marking-to-market options that were put in place to provide partial downside price protection for our Hawesville facility. The net loss in the three months ended March 31, 2009 relates to the recognition of previously settled Icelandic krona hedges associated with the Helguvik project and an unrealized loss due to an embedded derivative in our Ravenswood power contract.

Income tax (expense) benefit (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$(4.3)	$4.1	$(8.4)	(204.9)%

Century’s tax provision moved from a tax benefit to tax expense in 2010 due to improved earnings at our Grundartangi facility.  In addition, the Icelandic statutory tax rate was increased to 18% in 2010 from 15% in 2009.

Equity in earnings (losses) of joint ventures (in millions)	2010	2009	$ Difference	% Difference
Three months ended March 31,	$1.1	$(0.9)	$2.0	222.2%

Income from our equity investments increased for the three months ended March 31, 2010 due to improved profitability at BHH, with partial offset for the absence of earnings from the Gramercy and St. Ann equity investments, which were divested in the third quarter of 2009.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through public offerings of our common stock in each of the last three completed fiscal years and in 2004 we accessed the public debt markets.  We are continuously exploring various financing alternatives. Our principal uses of cash are the funding of operating costs (including post-employment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our aluminum growth activities and in related businesses, working capital and other general corporate requirements.  We are not required to make a contribution in 2010 to any defined benefit plan which we sponsor, but may choose to make a voluntary contribution of up to $10 million.

Our consolidated cash balance at March 31, 2010 was $214 million compared to $198 million at December 31, 2009.  As of March 31, 2010, our revolving credit facility had no loan amounts outstanding, approximately $11.5 million issued but undrawn letters of credit and approximately $54 million of net availability.  This availability has been negatively impacted by the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of such facility.  Further curtailments of domestic production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.  In addition, our current revolving credit facility is due to expire in September 2010.  We currently expect to have a new revolving credit facility in place before that time.

Recently enacted legislation allowed Century to carryback our NOLs for up to five years, two years longer than the law previously allowed.  Under the new law, we filed for and received in April 2010 tax refunds of approximately $16 million by carrying back losses to previous tax years.

7.5% Notes Exchange Offer and Consent Solicitation

In December 2009, we completed an exchange offer and consent solicitation relating to our 7.5% Notes.    We issued approximately $245 million 8.0% Notes in exchange for approximately $243 million of principal amount of our 7.5% Notes and received consents to modify certain provisions of the indenture governing the 7.5% Notes, including eliminating most restrictive covenants and certain events of default in the 7.5% Notes, for which we paid a consent payment consisting of $2.4 million of cash and $2.4 million of principal amount of 8.0% Notes.   In January and March 2010, we completed additional exchanges of approximately $4.3 million of our 7.5% Notes for approximately $4.1 million of our 8.0% Notes.  These investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% Notes since the original issuance date.  As of March 31, 2010, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

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

Capital expenditures for the first three months of 2010 were $5.7 million, $4.7 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2010, excluding the activity on the Helguvik project, will be approximately $15.0 million compared to $16.9 million in 2009.

In light of current global financial and economic conditions, we continue to review our capital plans and, where possible, reduce, discontinue or defer most non-critical capital expenditures in our existing smelters. We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $25 to $35 million in contract cancellation costs.  We continue to evaluate the Helguvik project’s cost, scope and schedule in light of global economic conditions and commodity prices. We are working to complete the activities required for a full restart of construction activity at Helguvik, including the finalization of the contracts with the power suppliers and the confirmation that they will be in a firm position to finance and deliver the power per an agreed schedule.  We expect the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $40 million during 2010; this estimate assumes the balance of the capital required for the first phase of the Helguvik project will be raised from various financing sources.

Historical

Our statements of cash flows for the three months ended March 31, 2010 and 2009 are summarized below:

	Three months ended March 31,
	2010	2009
	(dollars in millions)
Net cash provided by operating activities	$21.7	$74.7
Net cash used in investing activities	(6.2)	(15.7)
Net cash provided by financing activities	—	79.1
Net change in cash	$15.5	$138.1

Net cash from operating activities in the first three months of 2010 was $21.7 million compared to $74.7 million in the first three months of 2009.  The decrease was due to income tax refunds received in 2009 that did not recur in 2010 and in increase in working capital in the first three months of 2010 as compared to a reduction in working capital in the first three months of 2009.  These reductions in cash flow from operations were partially offset by higher operating income due to higher LME prices and the benefit received for the E.ON contractual receivable.

Our net cash used in investing activities for the three months ended March 31, 2010 was $6.2 million compared to $15.7 million in the first three months of 2009.  The decrease was due to lower investments in  capital expenditures to maintain and improve plant operations and reduced spending on the Helguvik project.

Net cash provided by financing activities during the first three months of 2009 was $79.1 million.  We received proceeds from the issuance of common stock of $104.1 million related to the February 2009 public offering of common stock, net of offering expenses.  We repaid $25.0 million for amounts outstanding under our revolving credit facility.

Other Commitments and Contingencies

Hawesville power agreement

On July 16, 2009, we announced the completion of a new, long-term power contract for our Hawesville, Kentucky smelter.  This contract requires us to provide credit support equivalent to two months of our obligations to Big Rivers under the power agreement.  Upon closing of the transaction, Century funded $7.5 million into a cash collateral account in partial satisfaction of this requirement.  Additional collateral will be required in November and December 2010 to satisfy the full credit support amount.  We expect to use letters of credit from a new revolving credit facility to meet this collateral requirement.

Stockholder class actions dismissed

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al were dismissed without prejudice.  Plaintiffs have until May 14, 2010 to submit an amended complaint.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity price risk

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery, purchasing primary aluminum put options, or collar contracts (a combination of a put and a call option) as well as by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).  Our risk management activities do not include any trading or speculative transactions.

Apart from the Alcan Rolled Products Metal Agreement, the Glencore Metal Agreement I, the Glencore Metal Agreement II, Glencore Sweep Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 18,005 metric tons and 26,140 metric tons of primary aluminum at March 31, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 650 metric tons and 1,559 metric tons of primary aluminum at March 31, 2010 and December 31, 2009, respectively, of which none were with Glencore at March 31, 2010 or December 31, 2009.

We had no outstanding primary aluminum forward financial sales at March 31, 2010 and December 31, 2009.  We had no fixed price forward financial contracts to purchase aluminum at March 31, 2010 or December 31, 2009.

Primary aluminum put option and collar contracts

We entered into primary aluminum put option contracts and collar contracts (combination of a put and a call option) that settle monthly from October 2009 through December 2011 based on LME prices.  The put option contracts account for approximately 60% of Hawesville’s current production level through 2010 and approximately 27% of their current production level for 2011 with a strike price around the facility’s cash break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices, and we may consider purchasing additional put options or other hedging vehicles in the future.

Primary Aluminum option contracts as of March 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly through December 2010	45,000	45,000
Call option contracts, settle monthly through December 2010	—	22,500
Put option contracts, settle monthly January 2011 through December 2011	27,000	27,000

Foreign currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to, the Icelandic krona, the euro and the Chinese yuan.  Grundartangi’s labor, maintenance and other local service costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect a significant portion of the capital expenditures for construction of the Helguvik project will be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of March 31, 2010, we had no foreign currency forward contracts outstanding.

Natural economic hedges

Our alumina contracts are indexed to the LME price for primary aluminum.  As of March 31, 2010, these contracts hedge approximately 14% of our production.  As of March 31, 2010, approximately 34% of our production for the remainder of 2010 is hedged by our LME-based alumina contracts and Grundartangi’s electrical power and tolling contracts.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our audit committee and board of directors.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

b. Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceeding

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al were dismissed without prejudice.  Plaintiffs have until May 14, 2010 to submit an amended complaint.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Item 1A.  Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2009 Annual Report on Form 10-K, which is incorporated by reference herein.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Nomination and Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG	8-K	001-34474	April 7, 2010
10.2	Form of Director and Officer Indemnity Agreement	8-K	001-34474	April 21, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 10, 2010	By:	/s/ LOGAN W. KRUGER
Logan W. Kruger
President and Chief Executive Officer

Date:	May 10, 2010	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Nomination and Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG	8-K	001-34474	April 7, 2010
10.2	Form of Director and Officer Indemnity Agreement	8-K	001-34474	April 21, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X