Form 10-Q
period 2010-06-30
CENTURY ALUMINUM CO
filed 2010-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The registrant had 92,738,877 shares of common stock outstanding at August 4, 2010.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$256,264	$198,234
Restricted cash	9,862	8,879
Accounts receivable — net	36,693	37,706
Due from affiliates	34,222	19,255
Inventories	135,636	131,473
Prepaid and other current assets	39,913	93,921
Total current assets	512,590	489,468
Property, plant and equipment — net	1,274,199	1,298,288
Due from affiliates – less current portion	9,828	5,859
Other assets	79,663	68,135
TOTAL	$1,876,280	$1,861,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$69,739	$77,301
Due to affiliates	33,329	32,708
Accrued and other current liabilities	32,016	38,598
Accrued employee benefits costs — current portion	16,027	12,997
Convertible senior notes	44,342	43,239
Industrial revenue bonds	7,815	7,815
Total current liabilities	203,268	212,658
Senior notes payable	248,069	247,624
Accrued pension benefits costs — less current portion	42,073	43,281
Accrued postretirement benefits costs — less current portion	186,625	177,231
Other liabilities	27,239	31,604
Deferred taxes	90,822	81,622
Total noncurrent liabilities	594,828	581,362
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 82,661 and 83,452 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 92,734,496 and 92,530,068 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively)	927	925
Additional paid-in capital	2,504,165	2,501,389
Accumulated other comprehensive loss	(78,072)	(74,270)
Accumulated deficit	(1,348,837)	(1,360,315)
Total shareholders’ equity	1,078,184	1,067,730
TOTAL	$1,876,280	$1,861,750

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
NET SALES:
Third-party customers	$183,045	$140,097	$375,977	$310,511
Related parties	104,808	49,056	197,265	103,229
	287,853	189,153	573,242	413,740
Cost of goods sold	266,337	194,380	517,750	491,328
Gross profit (loss)	21,516	(5,227)	55,492	(77,588)
Other operating expenses – net	4,644	9,166	9,109	33,498
Selling, general and administrative expenses	10,964	11,271	23,215	21,391
Operating income (loss)	5,908	(25,664)	23,168	(132,477)
Interest expense – third party	(6,357)	(7,977)	(12,755)	(16,019)
Interest income – third party	102	352	203	1,076
Interest income – related parties	111	144	220	286
Net gain (loss) on forward contracts	9,294	(3,268)	7,322	(6,870)
Other income - net	230	586	638	344
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	9,288	(35,827)	18,796	(153,660)
Income tax (expense) benefit	(4,619)	(2,573)	(8,900)	1,523
Income (loss) before equity in earnings (losses) of joint ventures	4,669	(38,400)	9,896	(152,137)
Equity in earnings (losses) of joint ventures	477	(68,746)	1,582	(69,633)
Net income (loss)	$5,146	$(107,146)	$11,478	$(221,770)

Net income (loss) allocated to common shareholders	$4,723	$(107,146)	$10,532	$(221,770)

INCOME (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.05	$(1.45)	$0.11	$(3.20)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,672	74,143	92,611	69,402
Diluted	93,332	74,143	93,218	69,402

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,478	$(221,770)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net gain (loss) on forward contracts	(7,568)	2,514
Realized benefit on contractual receivable	32,193	—
Accrued and other plant curtailment costs – net	(2,576)	21,051
Debt discount amortization	1,548	4,004
Depreciation and amortization	31,505	40,063
Lower of cost or market inventory adjustment	6,999	(38,187)
Deferred income taxes	9,217	25,030
Pension and other postretirement benefits	8,218	7,495
Stock-based compensation	2,163	1,269
Non-cash loss from disposition of equity investments	—	73,234
Undistributed earnings of joint ventures	(1,582)	(3,601)
Changes in operating assets and liabilities:
Accounts receivable – net	1,013	26,250
Sale of short-term trading securities	—	13,686
Due from affiliates	(16,671)	24,999
Inventories	(11,162)	31,140
Prepaid and other current assets	20,423	77,891
Accounts payable, trade	(6,725)	(24,768)
Due to affiliates	621	(11,435)
Accrued and other current liabilities	(2,189)	(7,109)
Other – net	(4,773)	4,916
Net cash provided by operating activities	72,132	46,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,012)	(11,927)
Nordural expansion	(10,113)	(12,132)
Investments in and advances to joint ventures	(17)	(1,023)
Restricted and other cash deposits	(983)	—
Net cash used in investing activities	(14,125)	(25,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit facility	—	(25,000)
Issuance of common stock – net	23	104,041
Net cash provided by financing activities	23	79,041
CHANGE IN CASH AND CASH EQUIVALENTS	58,030	100,631
Cash and cash equivalents, beginning of the period	198,234	129,400
Cash and cash equivalents, end of the period	$256,264	$230,031

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and six months ended June 30, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first six months of 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Long-term power contract for Hawesville

To secure a new, long-term power contract for our primary aluminum smelter in Hawesville, Kentucky on July 16, 2009, our wholly owned subsidiary, Century Aluminum of Kentucky (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers Energy Corporation (“Big Rivers” or “BREC”), agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for full production capacity requirements for our facility in Hawesville, Kentucky (“Hawesville”) (approximately 482 megawatts (“MW”)) with pricing based on the power provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.

E.ON has agreed to mitigate a significant portion of the near-term risk of this agreement through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume CAKY's obligations.  As part of this arrangement, E.ON will pay up to approximately $81,500 to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to provide price protection which effectively results in CAKY paying prices which approximate the previous contract prices and volume protection resulting in CAKY receiving credits for unused power without sustaining a loss.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits during 2009 and 2010.  To the extent the aggregate payments made by E.ON exceed the approximately $81,500 commitment, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

Contractual receivable
Contractual receivable as of December 31, 2009	$55,531
E.ON payments to BREC on our behalf through June 30, 2010	(32,193)
Unrealized gain on contractual receivable	122
Contractual receivable as of June 30, 2010	$23,460

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

After December 2010, we currently expect to be paying the full production cost of power under the Big Rivers Agreement.  While the full cost for the production of power is recorded in our cost of goods sold, our cash payments for Hawesville power were $16,825 and $32,193 lower for the three and six months ended June 30, 2010, respectively, due to the gain recognized at the contract inception in 2009.

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

3.	Curtailment of Operations – Ravenswood and Hawesville

In February 2009, Century Aluminum of West Virginia, Inc. (“CAWV”) fully curtailed its plant operations at the facility in Ravenswood, West Virginia (“Ravenswood”).  Layoffs for the majority of Ravenswood's employees were completed in February 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

In March 2009, CAKY curtailed one of its five potlines at Hawesville.  The action reduced primary aluminum production by approximately 49,000 metric tons per year.

We incurred curtailment charges of $4,644 and $9,166 during the three months ended June 30, 2010 and June 30, 2009, respectively, and $9,109 and $33,498 during the six months ended June 30, 2010 and June 30, 2009, respectively, which are reported in other operating expenses - net in the Consolidated Statements of Operations.  The majority of the curtailment charges related to Ravenswood.  The components of the curtailment costs are as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Severance/employee-related cost	$168	$(127)	$822	$24,463
Alumina contract – spot sales net (gains) losses	—	(2,614)	—	717
Power/other contract termination costs	—	6,000	—	12,332
Ongoing site costs	4,476	6,749	8,287	8,338
Pension plan curtailment adjustment	—	(5)	—	2,478
OPEB plan curtailment adjustment	—	(837)	—	(14,830)
Net expense	$4,644	$9,166	$9,109	$33,498

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Cash curtailment expenditures

	Six months ended
	June 30, 2010	June 30, 2009
Curtailment of operations at Ravenswood and Hawesville	$5,957	$11,490
Ongoing idling costs at Ravenswood	3,702	6,888
Contract termination and amendment costs	—	9,972
Total	$9,659	$28,350

4.	Fair Value Measurements

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Fair Value Measurements

The following table sets forth by level within the ASC 820 fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis.  As required by generally accepted accounting principles for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

Recurring Fair Value Measurements	As of June 30, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$247,708	$—	$—	$247,708
Primary aluminum put option contracts	—	15,410	—	15,410
Power contract	—	—	28	28
TOTAL	$247,708	$15,410	$28	$263,146

LIABILITIES:
Natural gas forward financial purchase contracts	$(39)	$—	$—	$(39)
Primary aluminum premium derivative liabilities	—	—	(872)	(872)
TOTAL	$(39)	$—	$(872)	$(911)

Recurring Fair Value Measurements	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$195,894	$—	$—	$195,894
Primary aluminum put option contracts	—	1,839	—	1,839
Power contract	—	—	101	101
TOTAL	$195,894	$1,839	$101	$197,834

LIABILITIES:
Derivative liabilities	$—	$(1,763)	$(1,733)	$(3,496)

Change in Level 3 Fair Value Measurements during the three months ended June 30,
	Derivative liabilities/assets
	2010	2009
Beginning balance April 1,	$(766)	$(1,339)
Total loss (realized/unrealized) included in earnings	(53)	(3,159)
Settlements	(25)	2,405
Ending balance, June 30,	$(844)	$(2,093)

Amount of total loss included in earnings attributable to the change in unrealized (gains) losses relating to assets and liabilities held at June 30,	$(53)	$(2,911)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Change in Level 3 Fair Value Measurements during the six months ended June 30,
	Derivative liabilities/assets
	2010	2009
Beginning balance January 1,	$(1,632)	$443
Total loss (realized/unrealized) included in earnings	(179)	(5,105)
Settlements	967	2,569
Ending balance, June 30,	$(844)	$(2,093)

Amount of total loss included in earnings attributable to the change in unrealized (gains) losses relating to assets and liabilities held at June 30,	$(179)	$(4,681)

5.	Derivative instruments and hedging

    The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	June 30, 2010	December 31, 2009
Assets:
Primary aluminum put option contracts – current portion	Due from affiliates	$3,981	$1,839
Primary aluminum put option contracts – current portion	Prepaid and other current assets	3,569	—
Power contract	Prepaid and other current assets	28	101
Primary aluminum put option contracts – less current portion	Other assets	3,930	—
Primary aluminum put option contracts – less current portion	Due from affiliates – less current portion	3,930	—
Total Assets		$15,438	$1,940

Liabilities:
Natural gas forward financial purchase contracts	Accrued and other current liabilities	$(39)	$—
Primary aluminum call option contracts	Accrued and other current liabilities	—	(1,763)
Calcined petroleum coke contracts	Accrued and other current liabilities	—	(1,019)
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(445)	(281)
Aluminum sales premium contracts – less current portion	Other liabilities	(427)	(433)
Total Liabilities		$(911)	$(3,496)

The following table provides changes in our accumulated other comprehensive loss for our derivatives that were designated as cash flow hedges during the three and six months ended June 30, 2010 and 2009:

Derivatives in cash flow hedging relationships:

	Three months ended June 30, 2010
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(42)	Cost of goods sold	—	—	—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

	Six months ended June 30, 2010
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(42)	Cost of goods sold	—	—	—

	Three months ended June 30, 2009
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(2,051)	Cost of goods sold	$(4,634)	—	—
Foreign currency forward contracts (1)	$(2,163)	Cost of goods sold	$(2,181)	Net loss on forward contracts	$(94)

	Six months ended June 30, 2009
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(2,051)	Cost of goods sold	$(13,377)	—	—
Foreign currency forward contracts (1)	$(2,163)	Cost of goods sold	$(4,706)	Net loss on forward contracts	$(1,701)

(1)
We had no foreign currency forward contracts or options outstanding at June 30, 2009.  Amounts recognized in OCI will be reclassified in the period that the hedged forecasted transaction affects earnings.  The ineffective portion was related to changes in the probability of the occurrence of the forecasted foreign currency transactions.

Natural gas forward financial purchase contracts

To mitigate the volatility of the natural gas markets, we enter into fixed-price forward financial purchase contracts, accounted for as cash flow hedges, which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under ASC 815, have maturities through December 2010.  The critical terms of the contracts essentially match those of the underlying exposure.

The effective portion of the forward contracts gain or loss is reported in other comprehensive income, and the ineffective portion is reported currently in earnings.  Each month, when we settle the natural gas forward contracts, the realized gain or loss on our cash flow hedges are recognized in income as part of our cost of goods sold.

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	June 30, 2010	December 31, 2009
Natural gas forward financial contracts (in thousands of MMBTU)	260	—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Upon the transfer of our joint venture investment in Gramercy in the third quarter of 2009, we discontinued cash flow hedge treatment for certain of our natural gas forward financial purchase contracts because the originally forecasted natural gas transactions would not occur during the originally specified time periods.  We accounted for these contracts as derivative instruments at the time it was determined the forecasted transactions would not occur and marked the contracts to market.  In accordance with ASC 815, the subsequent changes in the fair value of these contracts were recorded in the consolidated statements of operations in net loss on forward contracts.

Foreign currency forward contracts

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to various foreign currencies, primarily the Icelandic krona (“ISK”), the euro and the Chinese yuan.  The labor costs, maintenance costs and other local services at our smelter in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur additional capital expenditures for the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”).  A significant portion of the future capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We have in the past entered into foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges, qualified for hedge accounting under ASC 815 and had maturities through September 2009.  As of June 30, 2010 and December 31, 2009, we had no foreign currency forward contracts outstanding.

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

We recognized losses of approximately $94 and $1,701 for the three and six months ended June 30, 2009, respectively, on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

Power contracts

We are party to a power supply agreement at Ravenswood through June 2011 that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the expected remaining term of the contract, gains and losses associated with the embedded derivative are recorded in net gain (loss) on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $28 and $101 for the embedded derivative at June 30, 2010 and December 31, 2009, respectively.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Primary aluminum put option and collar contracts

We entered into primary aluminum put option contracts and collar contracts (combination of a put and a call option) that settle monthly from October 2009 through December 2011 based on LME prices.  The put option contracts account for approximately 60% of Hawesville’s current production level through 2010 and approximately 27% of their current production level for 2011 with a strike price around Hawesville’s cash break-even price.  These options were purchased to partially mitigate primary aluminum price risk.

Primary Aluminum option contracts outstanding as of June 30, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	30,000	30,000
Call option contracts, settle monthly in 2010	—	15,000
Put option contracts, settle monthly in 2011	27,000	27,000

Primary Aluminum option contracts outstanding as of December 31, 2009 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	60,000	60,000
Call option contracts, settle monthly in 2010	—	30,000

Our counterparties include Glencore, a related party, and a non-related third party.  We paid a cash premium to enter into the put option contracts and recorded an asset in due from affiliates, prepaid and other assets, due from affiliates – less current portion and other assets on the consolidated balance sheets.  The collar contracts were entered into at no initial cost to Century.  We determined the fair value of the put and call option contracts using a Black-Scholes model with market data provided by an independent source and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gain (loss) on forward contracts.

Aluminum sales premium contracts

We have a physical delivery contract for 20,400 mtpy of primary aluminum through December 31, 2013 with variable, LME-based pricing (the “Glencore Metal Agreement I”).  Under the Glencore Metal Agreement I, pricing is based on market prices, adjusted by a negotiated premium with a cap and a floor as applied to the U.S. Midwest premium.  We account for the Glencore Metal Agreement I as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contract premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net gain (loss) on forward contracts on the consolidated statements of operations.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended June 30,		Six months ended June 30,
	Location	2010	2009	2010	2009
Power contract	Net gain (loss) on forward contracts	$6	$(431)	$(21)	$(2,547)
Primary aluminum put option and collar contracts	Net gain (loss) on forward contracts	9,475	—	7,747	—
Aluminum sales premium contracts	Related party sales	127	872	246	1,676
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(186)	(514)	(404)	(392)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	June 30, 2010	December 31, 2009
Power contract (in megawatt hours (“MWH”)) (1)	8,832	8,760
Primary aluminum sales contract premium (metric tons) (2)	71,582	81,600
Primary aluminum put option contracts (metric tons)	114,000	120,000
Primary aluminum call option contracts (metric tons)	15,000	30,000

(1)	We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract.
(2)	Represents the remaining physical deliveries under the Glencore Metal Agreement I.

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

As of June 30, 2010, an accumulated other comprehensive loss of $110 is expected to be reclassified to earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

6.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended June 30,
	2010			2009
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$5,146			$(107,146)
Amount allocated to common shareholders (1)	91.79%			100%
Basic EPS:
Income (loss) allocable to common shareholders	4,723	92,672	$0.05	(107,146)	74,143	$(1.45)
Effect of Dilutive Securities: Plus:
Options	—	40		—	—
Service-based stock awards	—	620		—	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$4,723	93,332	$0.05	$(107,146)	74,143	$(1.45)

(1)
We have not allocated the 2009 net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

	For the six months ended June 30,
	2010			2009
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$11,478			$(221,770)
Amount allocated to common shareholders (1)	91.76%			100%
Basic EPS:
Income (loss) allocable to common shareholders	10,532	92,611	$0.11	(221,770)	69,402	$(3.20)
Effect of Dilutive Securities: Plus:
Options	—	46		—	—
Service-based stock awards	—	561		—	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$10,532	93,218	$0.11	$(221,770)	69,402	$(3.20)

(1)
We have not allocated the 2009 net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

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

Impact of the Tax Benefit Preservation Plan on EPS

Our Tax Benefit Preservation Plan grants each common shareholder and preferred shareholder rights to purchase Series B Junior Participating Preferred Stock (“Rights”).  These Rights would only be exercisable upon the occurrence of certain triggering events.  Each Right will allow non-excluded holders to purchase Series B Junior Participating Preferred Stock, once the Rights become exercisable.  The Series B Junior Participating Preferred Stock has dividend, voting, and liquidation rights similar to our common stock.  Prior to exercise, the Right does not give its holder any dividend, voting, or liquidation rights.  Upon the occurrence of a triggering event, our Board of Directors may extinguish the Rights by exchanging common stock for the Rights.

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

Calculation of EPS

Options to purchase 690,075 and 692,075 shares of common stock were outstanding as of June 30, 2010 and June 30, 2009, respectively.  For the three and six months ended June 30, 2010, approximately 381,000 options were excluded from the calculation of EPS because their exercise price exceeded the average market price of the underlying common stock.  Shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because the average price for our common stock in the three and six months ended June 30, 2010 was below the conversion price of our 1.75% convertible senior notes.

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

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested and issued.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 529,000 and 503,000 unvested shares of service-based stock outstanding at June 30, 2010 and 2009, respectively.  Our Series B Junior Participating Preferred Stock are considered contingently issuable shares and will not be included in the calculation of EPS until the necessary conditions for exercise or exchange have been satisfied.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

For the calculation of basic and diluted EPS for the three and six months ended June 30, 2010, using the Two-Class Method, we allocated $423 and $946, respectively, of our undistributed income to the convertible preferred stock.  We reported a net loss for the three and six months ended June 30, 2009.  See the reconciliation for the three and six months ended June 30, 2010 below:

	Three months ended June 30, 2010		Six months ended June 30, 2010
	Weighted average shares outstanding	Undistributed earnings	Weighted average shares outstanding	Undistributed earnings
Common stock (000)	92,672	$4,723	92,611	$10,532
Preferred stock (000) (1)	8,294	423	8,319	946
Total	100,966	$5,146	100,930	$11,478

(1)	Represents the participation rights of our preferred shareholder as if it held the number of common shares into which its shares of preferred stock are convertible as of the record date.

7.	Shareholders’ Equity

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

Series A Convertible Preferred Stock:	2010

Shares outstanding at December 31, 2009	83,452
Automatic conversions during the six months ended June 30, 2010	(791)
Total shares outstanding at June 30, 2010	82,661

Tax Benefit Preservation Plan

Our Tax Benefit Preservation Plan (the “Plan”) is designed to provide us some protection against a possible limitation on our ability to use net operating losses, tax credits and other tax assets (the “Tax Attributes”), to reduce potential future U.S. federal income tax obligations.  We have experienced substantial operating losses in the past, and under the Internal Revenue Code of 1986, as amended (the “Code”), and rules promulgated by the Internal Revenue Service, we may carry forward these losses in certain circumstances to offset future earnings and thus reduce our federal income tax liability, subject to certain requirements and restrictions.  As of June 30, 2010, we had Tax Attributes of approximately $1,700,000.  To the extent that the Tax Attributes do not otherwise become limited, we believe that we might be able to use a significant amount of the Tax Attributes, and therefore these Tax Attributes could be a substantial asset to us.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Our ability to use these Tax Attributes would be substantially limited if there were an "ownership change" as defined under Section 382 of the Code. In general, an ownership change would occur if five-percent shareholders (as defined under U.S. federal income tax laws) collectively increase their ownership in Century by more than 50 percentage points over a rolling three-year period.  Under the Plan, each share of our common stock will carry with it one preferred share purchase right and each share of Series A Preferred Stock will carry with it one hundred Rights, until the distribution date or earlier expiration of the Rights.  In accordance with the Plan, shares held by any person who acquires, without the approval of our Board of Directors, beneficial ownership of 4.9% or more (or if already the beneficial holder of at least 4.9%, by acquiring additional shares of our common stock representing 1.0% or more) of our outstanding common stock (including any ownership interest held by that person's affiliates and associates as defined under the Plan) could be subject to significant dilution.  We currently expect that the Plan will expire in accordance with its terms on September 29, 2010.

8.	Income Taxes

As of June 30, 2010 and December 31, 2009, we had total unrecognized tax benefits (excluding interest) of $23,099 and $21,216, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of June 30, 2010 and December 31, 2009, respectively, are $4,682 and $4,586.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of June 30, 2010 and December 31, 2009, we had approximately $912 and $806 respectively, of accrued interest related to unrecognized income tax benefits.

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

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Acts”) were enacted in March 2010.  The Acts amend certain tax rules applicable to employers so that the portion of employer health care costs that are reimbursed by the Medicare Part D prescription drug subsidy will no longer be deductible by the employer for federal income tax purposes effective for years beginning after December 31, 2012.  Because of the loss of the future tax deduction, a reduction in the deferred tax asset related to the nondeductible OPEB liabilities accrued to date will be recorded with an equal offsetting adjustment to our valuation allowance.  The Acts are not expected to affect our cash flows or financial condition because we have a valuation allowance against all of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

9.	Inventories

Inventories consist of the following:

	June 30, 2010	December 31, 2009
Raw materials	$40,025	$25,694
Work-in-process	14,019	13,400
Finished goods	8,515	11,156
Operating and other supplies	73,077	81,223
Inventories	$135,636	$131,473

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,023 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been classified as other assets.

10.	Intangible Asset

At June 30, 2009, the intangible asset consisted of a power contract acquired in connection with our acquisition of Hawesville.  In July 2009, we terminated the existing power contract at Hawesville and entered into a new power agreement.  See Note 2 Long-term Power Contract for Hawesville for additional information about this transaction.  As a result of terminating Hawesville’s previous power contract, we wrote off the remaining carrying amount of the intangible asset of $23,759 in July 2009.  As of June 30, 2010, we had no intangible assets.

As of June 30, 2009, the gross carrying amount of the intangible asset was $155,986 with accumulated amortization of $131,533.  For the three and six months ended June 30, 2009, amortization expense for the intangible asset totaled $4,037 and $8,074, respectively.

11.	Debt

	June 30, 2010	December 31, 2009
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, net of debt discount of $2,725 and $3,828, respectively, interest payable semiannually (1)	$44,342	$43,239
Hancock County industrial revenue bonds (“IRBs”) due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, interest payable semiannually, net of debt discount of $4,137 and $4,800, respectively	245,466	240,676
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	6,948
Total debt	$300,226	$298,678

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2010 was 0.61%.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Debt exchange transactions

We completed debt-for-debt exchanges in January and March 2010.  We exchanged a total of $4,128 of 8.0% senior secured notes payable due May 15, 2014 (the “8.0% Notes”) for $4,345 of 7.5% senior unsecured notes payable due August 15, 2014 (the “7.5% Notes”).  As of June 30, 2010, we had $2,603 and $249,603 of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes and did not receive a cash consent fee.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.

 Senior secured revolving credit facility

We have a $100,000 senior secured revolving credit facility (“Credit Facility”) with a syndicate of banks that will mature September 19, 2010.  See Note 20 Subsequent Events for information about the refinancing of our Credit Facility.  Our obligations under the Credit Facility are unconditionally guaranteed by certain of our domestic subsidiaries and secured by a first priority security interest in all accounts receivable and inventory belonging to Century and our subsidiary borrowers.  The availability of funds under the Credit Facility is subject to a $15,000 reserve and limited by a specified borrowing base consisting of certain eligible accounts receivable and inventory.  Borrowings under the Credit Facility are, at our option, at the LIBOR rate or bank base rate, plus or minus in each case an applicable margin.  The Credit Facility is subject to customary covenants, including limitations on capital expenditures, additional indebtedness, affiliate transactions, liens, guarantees, mergers and acquisitions, dividends, distributions, capital redemptions and investments. We could issue up to a maximum of $25,000 in letters of credit under the Credit Facility. As of June 30, 2010, we had approximately $11,500 issued but undrawn letters of credit under the facility.  Any outstanding letters of credit reduce our borrowing availability on a dollar-for-dollar basis.   We had no outstanding loans under the Credit Facility as of June 30, 2010.  As of June 30, 2010, we had additional borrowing availability of approximately $51,000 under the Credit Facility.  We pay a commitment fee for the unused portion of the line.

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

Century Aluminum of West Virginia, Inc. (“CAWV”) continues to perform remedial measures at Ravenswood pursuant to an order issued by the Environmental Protection Agency (“EPA”) in 1994 (the “3008(h) Order”). CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA.  EPA approval of the Corrective Measures Study is anticipated in 2010.  We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

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

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through June 30, 2010, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of the Comprehensive Environmental Response, Compensation, and Liability Act of 1980 (CERCLA), but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  On July 15, 2009, we and Vialco and other defendants filed motions for summary judgment on the issue of the applicability of the statute of limitations.  On July 13, 2010, the motions for summary judgment were granted as to several of plaintiff’s claims on the basis that such claims were time-barred.  As of June 30, 2010, no trial date has been set for the remaining claims.

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

In May 2009, St. Croix Renaissance Group, L.L.L.P. (SCRG) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. On January 8, 2010, DPNR filed a motion to assert claims directly against certain third-party defendants, including Vialco. On January 29, 2010, the court granted plaintiff’s motion.  The parties are currently engaged in the discovery process. The case is currently set for trial in March 2011.

We intend to defend the Vialco lawsuits vigorously and to assert all applicable defenses.  Pursuant to the terms of the asset purchase agreement between Vialco and the purchaser of the facility in 1995, the purchaser assumed responsibility for all costs and other liabilities associated with the bauxite waste disposal facilities, including pre-closure and post-closure liabilities.  At this time, it not practicable to predict the ultimate outcome of these actions or to estimate a range of possible damage awards for any of the Vialco lawsuits.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $889 and $966 at June 30, 2010 and December 31, 2009, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

On April 27, 2010, the purported stockholder class actions previously consolidated as In re: Century Aluminum Company Securities Litigation (prior to consolidation referred to as Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al) were dismissed without prejudice by the court for failure to state a claim.  On May 28, 2010 plaintiffs filed a second amended complaint, which, like the previous complaints, alleged that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  On June 24, 2010, plaintiffs filed a third amended complaint correcting one misstatement in the second amended complaint.  Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

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

In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC (the “USWA”), the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.  In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending.  On June 24, 2010, the court denied the USWA’s motion.  The USWA has appealed the decision and proceedings have been stayed pending the outcome of the appeal.  We intend to vigorously pursue our case in the foregoing actions, but as of the date of this report, it is not possible to predict the ultimate outcome of these actions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

APCo Rate filing

APCo supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In September 2009, the PSC attributed approximately $16,000 of the unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision.  In June 2010, the PSC agreed to extend the special rate contract terms through 2011.  We are in discussions with APCo to provide for a long-term special rate arrangement that establishes the LME-based cap on the tariff rates.

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  CAWV’s Ravenswood plant employees represented by the USWA are under a labor agreement that was extended to August 31, 2010.  The agreement covers hourly employees at the Ravenswood plant.  For additional information about Ravenswood operations, see Note 3 Curtailment of Operations – Ravenswood and Hawesville.  CAKY’s Hawesville plant employees represented by the USWA are under a collective bargaining agreement that expired on May 7, 2010, as extended.  The agreement covered approximately 525 hourly workers at the Hawesville plant.  As negotiations between the two parties continue, the collectively bargained employees remain on the job and the plant is operating normally.

In April 2010, Nordural entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expire on January 1, 2011 after which the wage terms may be renegotiated.  The labor agreement in its entirety expires on December 31, 2014.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postemployment benefits (“OPEB”) obligations.  Among other things, the Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.  See Note 8 Income Taxes for additional information about the impact of the change in the deductibility of the Medicare Part D subsidy.

13.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Rolled Products Metal Agreement	Alcan	14 million pounds per year	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Metal Agreement II	Glencore	18 million pounds per year	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	24,000 mtpy - minimum	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	9,300 metric tons	Through December 31, 2010	Variable, based on the LME
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)(2)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	46,500 mtpy	Through December 31, 2014	LME-based

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

Apart from the Alcan Rolled Products Metal Agreement, the Glencore Metal Agreement I, the Glencore Metal Agreement II, Glencore Sweep Agreement, Glencore – Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 14,750 metric tons and 26,140 metric tons of primary aluminum at June 30, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had no fixed price commitments to sell primary aluminum at June 30, 2010 and 1,559 metric tons of fixed price commitments at December 31, 2009 of which none were with Glencore at June 30, 2010 or December 31, 2009.

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 5 Derivative instruments and hedging for additional information about these instruments.

14.	Supplemental Cash Flow Information

	Six months ended June 30,
	2010	2009
Cash paid for:
Interest	$9,292	$11,085
Income tax	1,881	106

Cash received for:
Interest	214	1,564
Income tax refunds (1)	18,171	91,041

(1)	See Note 8 Income Taxes for more information.

Non-cash activities

In the first quarter of 2010 and 2009, we issued shares of common stock to certain key employees to satisfy a performance share liability of $964 and $694, respectively.

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

The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30, 2010	Year ended December 31, 2009
Beginning balance, ARO liability	$15,233	$14,337
Additional ARO liability incurred	528	896
ARO liabilities settled	(635)	(1,116)
Accretion expense	520	1,116
Adjustments (1)	(1,804)	—
Ending balance, ARO liability	$13,842	$15,233

(1)	We adjusted our ARO liability in the first quarter of 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent potliner.

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	Comprehensive income (loss) and Accumulated other comprehensive loss

Comprehensive income (loss):
	Six months ended June 30,
	2010	2009

Net income (loss)	$11,478	$(221,770)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(42)	(5,323)
Net losses on cash flow hedges reclassified to income, net of $0 tax	—	13,402
Net (gain) loss on foreign currency cash flow hedges reclassified to income, net of tax of $17 and $(706), respectively	(76)	5,701
Defined benefit pension and other postemployment benefit plans:
Net gain (loss) arising during the period, net of $0 tax	(4,939)	56,124
Amortization of net loss during the period, net of $173 and $(294) tax, respectively	(318)	673
Amortization of prior service cost during the period, net of $(859) and $949 tax, respectively	1,573	(2,174)
Change in equity investee other comprehensive income, net of $0 tax	—	1,549
Other comprehensive income (loss):	(3,802)	69,952
Comprehensive income (loss)	$7,676	$(151,818)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Components of accumulated other comprehensive loss:
	June 30, 2010	December 31, 2009
Unrealized loss on financial instruments, net of $732 and $749 tax benefit, respectively	$(1,186)	$(1,068)
Defined benefit plan liabilities, net of $26,042 and $26,728 tax benefit, respectively	(68,319)	(64,635)
Equity in investee other comprehensive income, net of $0 and $0 tax, respectively (1)	(8,567)	(8,567)
Accumulated other comprehensive loss	$(78,072)	$(74,270)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company which consists primarily of pension and other postretirement benefit obligations.

17.	Components of Net Periodic Benefit Cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$749	$650	$1,489	$1,485
Interest cost	1,611	1,620	3,204	3,223
Expected return on plan assets	(1,465)	(1,077)	(2,688)	(2,181)
Amortization of prior service cost	34	32	69	93
Amortization of net loss	407	501	830	1,135
Curtailment	—	(25)	—	2,576
Net periodic benefit cost	$1,336	$1,701	$2,904	$6,331

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Service cost	$738	$728	$1,760	$2,242
Interest cost	2,747	2,728	5,497	5,713
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(300)	(415)	(560)	(837)
Amortization of net loss	844	340	1,602	1,435
Curtailment	—	(663)	—	(14,975)
Net periodic benefit cost	$4,029	$2,718	$8,299	$(6,422)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

18.	Recently Issued Accounting Standards

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

19.	Condensed Consolidating Financial Information

Our 8.0% senior secured notes due 2014, 7.5% senior unsecured notes due 2014 and 1.75% convertible senior notes due 2024 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC (collectively the “Guarantor Subsidiaries”).  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of June 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three and six months ended June 30, 2010 and June 30, 2009 and the condensed consolidating statements of cash flows for the six months ended June 30, 2010 and June 30, 2009 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$172,498	$83,766	$—	$256,264
Restricted cash	9,862	—	—	—	9,862
Accounts receivable — net	21,714	14,979	—	—	36,693
Due from affiliates	581,680	4,042	2,512,586	(3,064,086)	34,222
Inventories	85,462	50,174	—	—	135,636
Prepaid and other current assets	27,303	9,158	3,452	—	39,913
Total current assets	726,021	250,851	2,599,804	(3,064,086)	512,590
Investment in subsidiaries	33,990	—	(1,014,883)	980,893	—
Property, plant and equipment — net	379,282	893,364	1,668	(115)	1,274,199
Due from affiliates — less current portion	3,930	5,898	—	—	9,828
Other assets	25,752	31,370	22,541	—	79,663
Total	$1,168,975	$1,181,483	$1,609,130	$(2,083,308)	$1,876,280

Liabilities and shareholders’ equity:
Accounts payable, trade	$32,731	$36,621	$387	$—	$69,739
Due to affiliates	2,091,965	56,904	194,265	(2,309,805)	33,329
Accrued and other current liabilities	15,246	5,791	10,979	—	32,016
Accrued employee benefits costs — current portion	13,721	—	2,306	—	16,027
Convertible senior notes	—	—	44,342	—	44,342
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,161,478	99,316	252,279	(2,309,805)	203,268
Senior notes payable	—	—	248,069	—	248,069
Accrued pension benefit costs — less current portion	20,773	—	21,300	—	42,073
Accrued postretirement benefit costs — less current portion	182,982	—	3,643	—	186,625
Other liabilities/intercompany loan	49,579	726,401	5,655	(754,396)	27,239
Deferred taxes	—	90,822	—	—	90,822
Total noncurrent liabilities	253,334	817,223	278,667	(754,396)	594,828
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	927	(72)	927
Additional paid-in capital	297,300	144,383	2,504,165	(441,683)	2,504,165
Accumulated other comprehensive income (loss)	(92,370)	(1,144)	(78,072)	93,514	(78,072)
Retained earnings (accumulated deficit)	(1,450,827)	121,693	(1,348,837)	1,329,134	(1,348,837)
Total shareholders’ equity	(1,245,837)	264,944	1,078,184	980,893	1,078,184
Total	$1,168,975	$1,181,483	$1,609,130	$(2,083,308)	$1,876,280

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$109,798	$88,436	$—	$198,234
Restricted cash	8,879	—	—	—	8,879
Accounts receivable — net	28,884	8,822	—	—	37,706
Due from affiliates	544,068	7,040	2,471,600	(3,003,453)	19,255
Inventories	74,881	56,592	—	—	131,473
Prepaid and other current assets	56,046	10,291	27,584	—	93,921
Total current assets	712,758	192,543	2,587,620	(3,003,453)	489,468
Investment in subsidiaries	31,959	—	(1,023,412)	991,453	—
Property, plant and equipment — net	396,416	899,854	2,080	(62)	1,298,288
Due from affiliates — less current portion	—	5,859	—	—	5,859
Other assets	21,867	29,770	16,498	—	68,135
Total	$1,163,000	$1,128,026	$1,582,786	$(2,012,062)	$1,861,750

Liabilities and shareholders’ equity:
Accounts payable, trade	$37,939	$39,164	$198	$—	$77,301
Due to affiliates	2,076,143	53,002	178,604	(2,275,041)	32,708
Accrued and other current liabilities	21,638	4,640	12,320	—	38,598
Accrued employee benefits costs — current portion	11,632	—	1,365	—	12,997
Convertible senior notes	—	—	43,239	—	43,239
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,155,167	96,806	235,726	(2,275,041)	212,658
Senior notes payable	—	—	247,624	—	247,624
Accrued pension benefit costs — less current portion	22,042	—	21,239	—	43,281
Accrued postretirement benefit costs — less current portion	173,816	—	3,415	—	177,231
Other liabilities/intercompany loan	52,547	700,478	7,052	(728,473)	31,604
Deferred taxes	—	81,622	—	—	81,622
Total noncurrent liabilities	248,405	782,100	279,330	(728,473)	581,362
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	925	(72)	925
Additional paid-in capital	297,299	144,384	2,501,389	(441,683)	2,501,389
Accumulated other comprehensive income (loss)	(89,485)	(1,068)	(74,270)	90,553	(74,270)
Retained earnings (accumulated deficit)	(1,448,446)	105,792	(1,360,315)	1,342,654	(1,360,315)
Total shareholders’ equity	(1,240,572)	249,120	1,067,730	991,452	1,067,730
Total	$1,163,000	$1,128,026	$1,582,786	$(2,012,062)	$1,861,750

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$109,433	$73,612	$—	$—	$183,045
Related parties	65,438	39,370	—	—	104,808
	174,871	112,982	—	—	287,853
Cost of goods sold	183,249	83,088	—	—	266,337
Gross profit (loss)	(8,378)	29,894	—	—	21,516
Other operating expenses	4,644	—	—	—	4,644
Selling, general and admin expenses	9,772	1,192	—	—	10,964
Operating income (loss)	(22,794)	28,702	—	—	5,908
Interest expense – third party	(6,357)	—	—	—	(6,357)
Interest expense – affiliates	16,408	(16,408)	—	—	—
Interest income	37	65	—	—	102
Interest income – affiliates	—	111	—	—	111
Net gain (loss) on forward contracts	9,294	—	—	—	9,294
Other income - net	14	216	—	—	230
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(3,398)	12,686	—	—	9,288
Income tax expense	261	(4,880)	—	—	(4,619)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(3,137)	7,806	—	—	4,669
Equity earnings (loss) of subsidiaries and joint ventures	1,061	477	5,146	(6,207)	477
Net income (loss)	$(2,076)	$8,283	$5,146	$(6,207)	$5,146

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$91,508	$48,589	$—	$—	$140,097
Related parties	24,981	24,784	—	(709)	49,056
	116,489	73,373	—	(709)	189,153
Cost of goods sold	123,561	71,445	—	(626)	194,380
Gross profit (loss)	(7,072)	1,928	—	(83)	(5,227)
Other operating expenses – curtailment costs	9,166	—	—	—	9,166
Selling, general and admin expenses	11,131	140	—	—	11,271
Operating income (loss)	(27,369)	1,788	—	(83)	(25,664)
Interest expense	(7,977)	—	—	—	(7,977)
Interest expense – affiliates	15,187	(15,187)	—	—	—
Interest income	252	100	—	—	352
Interest income – affiliates	—	144	—	—	144
Net loss on forward contracts	(3,174)	(94)	—	—	(3,268)
Other income - net	113	473	—	—	586
Loss before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(22,968)	(12,776)	—	(83)	(35,827)
Income tax benefit (expense)	(2,962)	389	—	—	(2,573)
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(25,930)	(12,387)	—	(83)	(38,400)
Equity earnings (loss) of subsidiaries and joint ventures	(42,167)	(18,627)	(107,146)	99,194	(68,746)
Net income (loss)	$(68,097)	$(31,014)	$(107,146)	$99,111	$(107,146)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$227,511	$148,466	$—	$—	$375,977
Related parties	122,419	74,846	—	—	197,265
	349,930	223,312	—	—	573,242
Cost of goods sold	351,698	166,052	—	—	517,750
Gross profit (loss)	(1,768)	57,260	—	—	55,492
Other operating expenses	9,109	—	—	—	9,109
Selling, general and admin expenses	21,060	2,155	—	—	23,215
Operating income (loss)	(31,937)	55,105	—	—	23,168
Interest expense – third party	(12,755)	—	—	—	(12,755)
Interest expense – affiliates	32,362	(32,362)	—	—	—
Interest income	59	144	—	—	203
Interest income – affiliates	—	220	—	—	220
Net gain (loss) on forward contracts	7,322	—	—	—	7,322
Other income - net	291	347	—	—	638
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(4,658)	23,454	—	—	18,796
Income tax benefit (expense)	236	(9,136)	—	—	(8,900)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(4,422)	14,318	—	—	9,896
Equity earnings (loss) of subsidiaries and joint ventures	2,040	1,582	11,478	(13,518)	1,582
Net income (loss)	$(2,382)	$15,900	$11,478	$(13,518)	$11,478

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$213,417	$97,094	$—	$—	$310,511
Related parties	56,203	48,124	—	(1,098)	103,229
	269,620	145,218	—	(1,098)	413,740
Cost of goods sold	346,451	147,080	—	(2,203)	491,328
Gross profit (loss)	(76,831)	(1,862)	—	1,105	(77,588)
Other operating expenses – curtailment costs	33,498	—	—	—	33,498
Selling, general and admin expenses	21,093	298	—	—	21,391
Operating income (loss)	(131,422)	(2,160)	—	1,105	(132,477)
Interest expense – third party	(16,019)	—	—	—	(16,019)
Interest expense – affiliates	29,924	(29,924)	—	—	—
Interest income	593	483	—	—	1,076
Interest income – affiliates	—	286	—	—	286
Net loss on forward contracts	(5,169)	(1,701)	—	—	(6,870)
Other income - net	270	74	—	—	344
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(121,823)	(32,942)	—	1,105	(153,660)
Income tax benefit (expense)	(60)	1,583	—	—	1,523
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(121,883)	(31,359)	—	1,105	(152,137)
Equity earnings (loss) of subsidiaries and joint ventures	(43,131)	(21,330)	(221,770)	216,598	(69,633)
Net income (loss)	$(165,014)	$(52,689)	$(221,770)	$217,703	$(221,770)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$54,042	$18,090	$—	$72,132
Investing activities:
Purchase of property, plant and equipment	(1,262)	(1,743)	(7)	(3,012)
Nordural expansion	—	(10,113)	—	(10,113)
Investments in and advances to joint ventures	—	—	(17)	(17)
Restricted and other cash deposits	(983)	—	—	(983)
Net cash used in investing activities	(2,245)	(11,856)	(24)	(14,125)
Financing activities:
Intercompany transactions	(51,797)	56,466	(4,669)	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(51,797)	56,466	(4,646)	23
Net change in cash and cash equivalents	—	62,700	(4,670)	58,030
Beginning cash and cash equivalents	—	109,798	88,436	198,234
Ending cash and cash equivalents	$—	$172,498	$83,766	$256,264

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$68,475	$(21,803)	$—	$46,672
Investing activities:
Purchase of property, plant and equipment	(7,693)	(3,364)	(870)	(11,927)
Nordural expansion	—	(12,132)	—	(12,132)
Investments in and advances to joint ventures	—	—	(1,023)	(1,023)
Net cash used in investing activities	(7,693)	(15,496)	(1,893)	(25,082)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Intercompany transactions	(60,782)	47,432	13,350	—
Issuance of common stock – net	—	—	104,041	104,041
Net cash provided by (used in) financing activities	(60,782)	47,432	92,391	79,041
Net change in cash and cash equivalents	—	10,133	90,498	100,631
Beginning cash and cash equivalents	—	71,545	57,855	129,400
Ending cash and cash equivalents	$—	$81,678	$148,353	$230,031

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

20.	Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.

Century enters into new revolving credit facility

On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") entered into a new four-year $100,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement, dated as of July 1, 2010, among the Borrowers and Wells Fargo Capital Finance, LLC, as lender and agent (the "New Credit Facility").  The New Credit Facility replaces our existing Credit Facility that was scheduled to expire on September 19, 2010.  The New Credit Facility, which expires on July 1, 2014, provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility. No amounts have been borrowed under the New Credit Facility through July 30, 2010, although the Borrowers may in the future use the New Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes.

The Borrowers' obligations under the New Credit Facility are guaranteed by certain of our domestic subsidiaries and secured by a first priority security interest in all of the Borrowers' accounts receivable, inventory and certain bank accounts. The availability of funds under the revolving credit facility is limited by a specified borrowing base consisting of accounts receivable and inventory which meet customary eligibility criteria. Any amounts outstanding under the New Credit Facility will bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.

The New Credit Facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, as well as a covenant that requires the Borrowers to maintain certain minimum liquidity or availability requirements.  The New Credit Facility also includes customary events of default, including nonpayment, misrepresentation, breach of covenant, bankruptcy, change of ownership, certain judgments and certain cross defaults. Upon the occurrence of an event of default, commitments under the New Credit Facility may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.

Nordural seeks arbitration to interpret one of its Helguvik power contracts

On August 4, 2010, Nordural Helguvik ehf (“Nordural Helguvik”), a subsidiary of Nordural, commenced arbitration proceedings with HS Orka ehf (“HS”) regarding, among other things, the satisfaction of several conditions to the supply of power under the Helguvik power contract between the parties.  Management intends to vigorously pursue these claims, but at the date of this report, it is not possible to predict the ultimate outcome of these actions.

Nordural Helguvik continues to negotiate with Orkuveita Reykjavikur regarding the satisfaction of conditions under their existing power contract.

.

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
•
Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects or refinancing of our existing obligations may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

•	Poor performance in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.
•	The cyclical nature of the aluminum industry causes variability in our earnings and cash flows.
•	International operations expose us to political, regulatory, currency and other related risks.
•	If economic and political conditions in Iceland deteriorate, our financial position and results of operations could be adversely impacted.
•	Any future reductions in the duty on primary aluminum imports into the European Union (“EU”) would decrease our revenues at our smelter in Grundartangi.
•
Substantial additional delays in the completion of the Helguvik project may increase its cost, lower the project’s financial returns and impose other risks to completion that are not foreseeable today.

•
Our power supply agreements for the Helguvik project are subject to fulfillment of certain conditions, and there can be no assurance that these conditions will be met or that the cost required to meet the conditions will not make the project impracticable or less attractive from a financial standpoint.

•
If we are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment, which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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
•
Union disputes, our inability to successfully conclude the labor negotiations at Hawesville or our inability to extend any of our other existing collective bargaining agreements could raise our production costs or impair our production operations.

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

•
We have implemented a Tax Benefit Preservation Plan and taken other efforts to protect against a possible limitation on our ability to use net operating losses (“NOLs”), tax credits and other tax assets, however, there can be no assurance that these actions will be effective.  We currently expect that the Tax Benefit Preservation Plan will expire in accordance with its terms on September 29, 2010.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Nordural seeks arbitration to interpret one of its Helguvik power contracts

On August 4, 2010, Nordural Helguvik ehf (“Nordural Helguvik”), a subsidiary of Nordural, commenced arbitration proceedings with HS Orka ehf (“HS”) regarding, among other things, the satisfaction of several conditions to the supply of power under the Helguvik power contract between the parties.  Management intends to vigorously pursue these claims, but at the date of this report, it is not possible to predict the ultimate outcome of these actions.

Nordural Helguvik continues to negotiate with Orkuveita Reykjavikur regarding the satisfaction of conditions under their existing power contract.

Century enters into new revolving credit facility

On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries entered into a new four-year $100 million senior secured revolving credit facility (the "New Credit Facility").  The New Credit Facility replaces our existing Credit Facility that was scheduled to expire on September 19, 2010.  The New Credit Facility, which expires on July 1, 2014, provides for borrowings of up to $100 million in the aggregate, including up to $50 million under a letter of credit sub-facility.  See Note 20 Subsequent Events in the consolidated financial statements included herein for additional information about the New Credit Facility.

West Virginia extends special rate mechanism

Upon reviewing the Ravenswood power contract with Appalachian Power Company (“APCo”) in June 2010, the West Virginia Public Service Commission extended the special rate mechanism for one year.

Labor agreement expires at CAKY, negotiations ongoing

The collective bargaining agreement between Century Aluminum of Kentucky, our wholly owned subsidiary, and the USWA, covering approximately 525 hourly workers at Hawesville, expired on May 7, 2010.  As negotiations between the two parties continue, the collectively bargained employees have remained on the job and the plant has been operating normally.

Stockholder class actions amended

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al, which have been consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 plaintiffs submitted a second amended complaint.  On June 24, 2010, plaintiffs submitted a third amended complaint.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Five-year labor agreement signed at Nordural

In April 2010, Nordural ehf (“Nordural”) reached a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expire on January 1, 2011 after which the wage terms may be renegotiated.  The labor agreement in its entirety expires on December 31, 2014.

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

West Virginia enacts special power rate legislation

The West Virginia state legislature enacted legislation which permits the Public Service Commission to set special electric power rates for specific types of customers.  This legislation gives us the ability to enter into discussions with utilities and the public service commission regarding an enabling power contract for the curtailed plant.  The new law is an important step toward the possible restart of the Ravenswood smelter.  We expect to engage in discussions with APCo and the public service commission over the second half of this year.

Additional 7.5% Note Exchanges in January and March 2010

We completed debt-for-debt exchanges in January and March 2010.  We exchanged approximately $4.1 million of 8.0% senior secured notes payable due May 15, 2014 (the “8.0% Notes”) for approximately $4.3 million of 7.5% senior unsecured notes payable due August 15, 2014 (the “7.5% Notes”).  As of June 30, 2010, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

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

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net sales:
Third-party customers	$183,045	$140,097	$375,977	$310,511
Related party customers	104,808	49,056	197,265	103,229
Total	$287,853	$189,153	$573,242	$413,740

Gross profit (loss)	$21,516	$(5,227)	$55,492	$(77,588)

Net income (loss)	$5,146	$(107,146)	$11,478	$(221,770)

Income (loss) per common share:
Basic and Diluted	$0.05	$(1.45)	$0.11	$(3.20)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Shipments – primary aluminum (000 pounds):
Direct	168,700	169,353	337,690	384,065
Toll	150,043	151,846	300,011	301,972
Total	318,743	321,199	637,701	686,037

Shipments – primary aluminum (metric tons):
Direct	76,521	76,817	153,174	174,209
Toll	68,058	68,876	136,082	136,972
Total	144,579	145,693	289,256	311,181

Net sales (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$287.9	$189.2	$98.7	52.2%
Six months ended June 30,	$573.2	$413.7	$159.5	38.6%

Higher price realizations for our primary aluminum shipments in the three months ended June 30, 2010, due to higher LME prices for primary aluminum, resulted in a $100.1 million sales increase.  Lower shipments had a $1.4 million negative impact on net sales.  Direct shipments decreased 296 metric tons in the three months ended June 30, 2010, and toll shipments decreased 818 metric tons from the same period in 2009 due to a transformer outage at the Grundartangi smelter in 2010.

Higher price realizations for our primary aluminum shipments in the six months ended June 30, 2010, due to higher LME prices for primary aluminum, resulted in a $192.8 million sales increase.  Lower shipment volumes had a $33.3 million negative impact on net sales.  Direct shipments decreased 21,035 metric tons in the six months ended June 30, 2010 primarily due to capacity curtailments that occurred in the first quarter of 2009.  Toll shipments decreased 889 metric tons from the same period in 2009 due to a transformer outage at the Grundartangi smelter in 2010.

Gross profit (loss) (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$21.5	$(5.2)	$26.7	513.5%
Six months ended June 30,	$55.5	$(77.6)	$133.1	171.5%

During the three months ended June 30, 2010, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $87.2 million.  Lower shipment volume resulted in a $0.7 million decrease to gross profit.  In addition, we experienced $26.0 million in net cost increases, relative to the same period in 2009, comprised of:  increased power and natural gas costs at our U.S. smelters (primarily attributable to our new power contract at Hawesville), $12.8 million; increased costs for materials, supplies and maintenance, $3.4 million; and other cost increases, $13.6 million; offset by lower depreciation and amortization expense, $3.8 million.

During the six months ended June 30, 2010, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $184.1 million.  Gross profit increased $14.5 million in the current six month period as a result of lower shipment volumes which were in a gross loss position in 2009.  Lower shipment volumes were due to capacity curtailments that occurred in the first quarter of 2009.  In addition, we experienced $34.0 million in net cost increases, compared to the same period in 2009, comprised of:  increased power and natural gas costs at our U.S. smelters (primarily attributable to our new power contract at Hawesville), $23.2 million; increased costs for materials, supplies and maintenance, $4.1 million; and other cost increases, $15.7 million; offset by lower depreciation and amortization expense, $9.0 million.

Declines in LME prices at the end of the second quarter of 2010, as compared to the prior period-ending price levels, resulted in a decline in the market value of our inventory relative to its cost basis, resulting in charges to cost of goods sold for the three and six months ended June 30, 2010 of $7.0 million and $6.9 million, respectively.  During the three and six months ended June 30, 2009, our cost of goods sold was credited $26.8 million and $24.6 million, respectively, to record the inventory that was sold during the periods on a lower of cost or market basis.  This represents a period to period negative swing in gross profit of $33.8 million and $31.5 million for the three and six months ended June 30, 2010, respectively.

Other operating expenses - net (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$4.6	$9.2	$(4.6)	50.0%
Six months ended June 30,	$9.1	$33.5	$(24.4)	72.8%

During the three months ended March 31, 2009, CAWV curtailed the remaining three potlines at its Ravenswood facility and CAKY curtailed one potline at its Hawesville facility.  Amounts in 2009 represent the recognition of employee–related liabilities, contractual obligations and losses on alumina sales associated with the idling of capacity, as well as expenses incurred while the Ravenswood facility was in a curtailed state.  The charges in 2010 are for expenses incurred while the Ravenswood facility is in a curtailed state.  For further discussion see Note 3 Curtailment of Operations – Ravenswood and Hawesville in the Consolidated Financial Statements included herein.

Selling, general and administrative expenses (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$11.0	$11.3	$(0.3)	2.7%
Six months ended June 30,	$23.2	$21.4	$1.8	(8.4)%

Selling, general and administrative expenses remained fairly constant between the 2010 and 2009 periods, except that in 2010 we are experiencing increased administrative costs associated with the Helguvik project that are not part of the capital project expenses.

Interest expense (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$6.4	$8.0	$(1.6)	20.0%
Six months ended June 30,	$12.8	$16.0	$(3.2)	20.0%

The decrease in interest expense for the three and six months ended June 30, 2010 from the same periods in 2009 is the result of the exchange of our convertible debt for equity in the third and fourth quarters of 2009, partially offset by increased interest expense due to the exchange of 8.0% Notes for 7.5% Notes in the fourth quarter of 2009 and the first quarter of 2010.

Net gain (loss) on forward contracts (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$9.3	$(3.3)	$12.6	381.8%
Six months ended June 30,	$7.3	$(6.9)	$14.2	205.8%

The net gains in the three and six months ended June 30, 2010 relate primarily to marking-to-market options that were put in place to provide partial price protection for our Hawesville facility.  The net losses in the three and six months ended June 30, 2009 relate primarily to the recognition of previously settled Icelandic krona (“ISK”) hedges associated with the Helguvik project and losses on derivatives associated with the Hawesville and Ravenswood power contracts.

Income tax benefit (expense) (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$(4.6)	$(2.6)	$(2.0)	(76.9)%
Six months ended June 30,	$(8.9)	$1.5	$(10.4)	(693.3)%

The changes in the income tax provision for the three and six months ended June 30, 2010 from the same periods in 2009 are primarily due to improved earnings at our Grundartangi facility.  In addition, the Icelandic statutory tax rate increased to 18% in 2010 from 15% in 2009.  We continue to have a full valuation allowance against our U.S. federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

Equity in earnings (losses) of joint ventures (in millions)	2010	2009	$ Difference	% Difference
Three months ended June 30,	$0.5	$(68.7)	$69.2	100.7%
Six months ended June 30,	$1.6	$(69.6)	$71.2	102.3%

In August 2009, we signed an agreement to transfer our ownership interests in Gramercy and St. Ann to our joint venture partner, Noranda.  As such, we concluded that our equity investments in joint ventures, Gramercy and St. Ann, were not fully recoverable as of June 30, 2009.  A charge of $73.2 million was recorded to reduce the investment to its estimated recoverable value.  The earnings reported in 2010 represent the net earnings from our equity investments, BHH and Mincenco.

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

Based on current actuarial and other assumptions, we expect to make a required contribution to the defined benefit plans we sponsor of approximately $1 million in the fourth quarter of 2010 and approximately $5 to 11 million during 2011.  We may also choose to make voluntary contributions to these plans in 2010 of up to $10 million, which would reduce our expected required contributions in 2011.

Our consolidated cash and cash equivalents balance at June 30, 2010 was $256 million compared to $198 million at December 31, 2009.  Century's revolving credit facility, which would have matured in September 2010, was refinanced in July with a generally similar facility that matures in July 2014.  As of June 30, 2010, our revolving credit facility had no loan amounts outstanding, approximately $11.5 million issued but undrawn letters of credit and approximately $51 million of net availability.  This availability has been and will continue to be negatively impacted by the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility.  Further curtailments of domestic production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.

Recently enacted legislation allowed Century to carryback our NOLs for up to five years, two years longer than the law previously allowed.  Under the new law, we filed for and received in April 2010 tax refunds of approximately $16 million by carrying back losses to earlier previous tax years.

Capital Resources

We intend to finance our future recurring capital expenditures from available cash and our cash flow from operations.  For major investment projects, such as the Helguvik project, we would seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time.  Continued uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the capital markets and our financial condition.

Capital expenditures for the first six months of 2010 were $13.1 million, $10.1 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2010, excluding the activity on the Helguvik project, will be approximately $15.0 million compared to $16.9 million in 2009.

In light of current adverse global financial and economic conditions, we continue to review our capital plans and, where possible, reduce, discontinue or defer most non-critical capital expenditures in our existing smelters. We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $25 to $35 million in contract cancellation costs.  We continue to evaluate the Helguvik project’s cost, scope and schedule in light of global economic conditions and commodity prices. We are working to complete the activities required for a full restart of construction activity at Helguvik, including the finalization of outstanding conditions under the contracts with the power suppliers and the confirmation that they will be in a firm position to finance and deliver the power per an agreed schedule.  We expect the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $45 million during 2010; this estimate assumes the balance of the capital required for the first phase of the Helguvik project will be raised from various financing sources.

Historical

Our statements of cash flows for the six months ended June 30, 2010 and 2009 are summarized below:

	Six months ended June 30,
	2010	2009
	(dollars in millions)
Net cash provided by operating activities	$72.1	$46.7
Net cash used in investing activities	(14.1)	(25.1)
Net cash provided by financing activities	—	79.0
Net change in cash and cash equivalents	$58.0	$100.6

Net cash from operating activities in the six months ended June 30, 2010 was $72.1 million compared to $46.7 million in the first six months of 2009.  The increase in cash flow from operations was due, in part, to higher operating income due primarily to higher LME prices and lower cash payments in 2010 for curtailment costs relative to 2009. The increase was partially offset by higher income tax refunds received in 2009 relative to 2010 and in increase in working capital in the first six months of 2010 as compared to a reduction in working capital in the first three months of 2009.

Our net cash used in investing activities for the six months ended June 30, 2010 was $14.1 million compared to $25.1 million in the first six months of 2009.  The decrease was due to lower investments in capital expenditures to maintain and improve plant operations and reduced spending on the Helguvik project.

Net cash provided by financing activities during the six months ended June 30, 2009 was $79.0 million.  We received proceeds from the issuance of common stock of $104.0 million related to the February 2009 public offering of common stock, net of offering expenses.  We repaid $25.0 million for amounts outstanding under our revolving credit facility.

Other Commitments and Contingencies

Hawesville power agreement

On July 16, 2009, we announced the completion of a new, long-term power contract for our Hawesville, Kentucky smelter.  This contract requires us to provide credit support equivalent to two months of our obligations to Big Rivers under the power agreement.  Upon closing of the transaction, Century funded $7.5 million into a cash collateral account in partial satisfaction of this requirement.  Additional collateral will be required in November and December 2010 to satisfy the full credit support amount.  We expect to use letters of credit from our new revolving credit facility to meet this collateral requirement.

Stockholder class actions amended

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al, which have been consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 plaintiffs submitted a second amended complaint.  On June 24, 2010, plaintiffs submitted a third amended complaint.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity price risk

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery, purchasing primary aluminum put options, or entering into collar contracts (a combination of a put and a call option) as well as by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).  Our risk management activities do not include any trading or speculative transactions.

Apart from the Alcan Rolled Products Metal Agreement, the Glencore Metal Agreement I, the Glencore Metal Agreement II, Glencore Sweep Agreement, Glencore – Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 14,750 metric tons and 26,140 metric tons of primary aluminum at June 30, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had no fixed price commitments to sell primary aluminum at June 30, 2010 and 1,559 metric tons of primary aluminum at December 31, 2009, of which none were with Glencore at June 30, 2010 or December 31, 2009.

We had no outstanding primary aluminum forward financial sales at June 30, 2010 and December 31, 2009.  We had no fixed price forward financial contracts to purchase aluminum at June 30, 2010 or December 31, 2009.

Primary aluminum put option and collar contracts

We entered into primary aluminum put option contracts and collar contracts (combination of a put and a call option) that settle monthly from October 2009 through December 2011 based on LME prices.  The put option contracts account for approximately 60% of Hawesville’s current production level through 2010 and approximately 27% of its current production level for 2011 with a strike price around Hawesville’s cash break-even price.  These options were purchased to partially mitigate primary aluminum price risk and we may consider purchasing additional put options or other hedging vehicles in the future.

Primary Aluminum option contracts outstanding as of June 30, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	30,000	30,000
Call option contracts, settle monthly in 2010	—	15,000
Put option contracts, settle monthly in 2011	27,000	27,000

Natural gas forward financial purchase contracts

To mitigate the volatility of the natural gas markets, from time to time, we enter into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts are designated as cash flow hedges.
We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	June 30, 2010	December 31, 2009
Natural gas forward financial contracts (in thousands of MMBTU)	260	—

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.3 million on accumulated other comprehensive loss for the period ended June 30, 2010 as a result of the natural gas forward financial purchase contracts outstanding at June 30, 2010.

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

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of June 30, 2010, we had no foreign currency forward contracts outstanding.

Natural economic hedges

Our alumina contracts are indexed to the LME price for primary aluminum.  As of June 30, 2010, these contracts hedge approximately 15% of our production for the remainder of 2010.  As of June 30, 2010, approximately 35% of our production for the remainder of 2010 is hedged by our LME-based alumina contracts and Grundartangi’s electrical power and tolling contracts.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our audit committee and board of directors.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

b. Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceeding

On April 27, 2010, four purported stockholder class actions pending against us entitled Petzschke v. Century Aluminum Co., et al., Abrams v. Century Aluminum Co., et al., McClellan v. Century Aluminum Co., et al., and Hilyard v. Century Aluminum Co., et al, which have been consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 plaintiffs submitted a second amended complaint.  On June 24, 2010, plaintiffs submitted a third amended complaint.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Item 1A.  Risk Factors

For a discussion of risk factors relating to our business, please refer the risk factor provided below and to Item 1A of Part I of our 2009 Annual Report on Form 10-K, which is incorporated by reference herein.

If we are unable to procure a reliable source of power, the Helguvik project may be substantially delayed or no longer be feasible and our financial condition and results of operations could be adversely impacted.

The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter. Our indirect, wholly-owned Icelandic subsidiary, Nordural Helguvik, has entered into agreements with two providers of geothermal power in Iceland for a substantial portion of this power. These two power agreements are subject to certain conditions to the delivery of power, including obtaining necessary permits, licenses and environmental agency approvals to build the relevant power producing assets, the profitability of the relevant power producing assets and the approval by the boards of directors of each power provider.   Certain of these conditions have not yet been satisfied.  We have commenced arbitration proceedings against one of the power suppliers and remain in negotiations, and may in the future enter into arbitration proceedings, with the other power provider with respect to the satisfaction of certain of these conditions.  If certain conditions are not satisfied or if we are otherwise unable to agree with the power providers to provide the electricity necessary to power the smelter, we may have to agree to pay increased costs for power or substantially delay or be unable to complete the Helguvik project.  If we are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.  Any failure to complete the Helguvik project could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The generation of the contracted power for the Helguvik smelter will also require successful development of new geothermal energy sources within designated areas in Iceland and completion of the necessary transmission infrastructure to serve the Helguvik project.  If there are construction delays or technical difficulties in developing these new geothermal sources, power may be delayed or may not be available.  Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and transmission of electric power are substantially beyond our ability to control, influence or predict, including the power and transmission providers’ ability to finance the development of new geothermal energy sources and associated transmission infrastructure.  In addition, if Nordural Helguvik is unable to proceed with the Helguvik project, it may incur significant reimbursement obligations for certain costs incurred by third party providers under transmission and other agreements entered into in connection with the Helguvik project.  If the power or transmission providers are unable to provide or transmit the contracted amounts of power, such failure could substantially delay or make the Helguvik project infeasible and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our ability to utilize certain net operating losses, tax credits and other tax assets to offset future taxable income may be significantly limited if we experience an “ownership change” under the Internal Revenue Code.

As of June 30, 2010, we had net operating losses, tax credits and other tax assets of approximately $1,700,000, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five−percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three−year period.

In September 2009, we adopted a Tax Benefits Preservation Plan. The purpose of the Plan is to minimize the likelihood of an ownership change occurring for Section 382 purposes.  We currently expect that the Tax Benefits Preservation Plan will expire in accordance with its terms on September 29, 2010.  Future transactions in our stock that may not be in our control, whether occurring while the Tax Benefits Preservation Plan is still in effect or after its expiration, may cause us to experience an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.  See Note 7 Shareholders’ Equity in the consolidated financial statements included herein for additional information about our Tax Benefits Preservation Plan.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1	2010 Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	June 14, 2010
10.1	Nomination and Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG	8-K	001-34474	April 7, 2010
10.2	Form of Director and Officer Indemnity Agreement	8-K	001-34474	April 21, 2010
10.3
Loan and Security Agreement, dated as of July 1, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		8-K	001-34474	July 2, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	August 9, 2010	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	August 9, 2010	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibits
Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1	2010 Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	June 14, 2010
10.1	Nomination and Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG	8-K	001-34474	April 7, 2010
10.2	Form of Director and Officer Indemnity Agreement	8-K	001-34474	April 21, 2010
10.3
Loan and Security Agreement, dated as of July 1, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		8-K	001-34474	July 2, 2010
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X