Form 10-Q
period 2010-09-30
CENTURY ALUMINUM CO
filed 2010-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The registrant had 92,741,687 shares of common stock outstanding at November 8, 2010.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$265,243	$198,234
Restricted cash	22,524	8,879
Accounts receivable — net	38,979	37,706
Due from affiliates	34,790	19,255
Inventories	139,522	131,473
Prepaid and other current assets	25,506	93,921
Total current assets	526,564	489,468
Property, plant and equipment — net	1,263,730	1,298,288
Due from affiliates – less current portion	6,982	5,859
Other assets	79,227	68,135
TOTAL	$1,876,503	$1,861,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$74,942	$77,301
Due to affiliates	37,577	32,708
Accrued and other current liabilities	36,079	38,598
Accrued employee benefits costs — current portion	15,517	12,997
Convertible senior notes	44,907	43,239
Industrial revenue bonds	7,815	7,815
Total current liabilities	216,837	212,658
Senior notes payable	248,295	247,624
Accrued pension benefits costs — less current portion	42,757	43,281
Accrued postretirement benefits costs — less current portion	149,103	177,231
Other liabilities	25,560	31,604
Deferred taxes	91,546	81,622
Total noncurrent liabilities	557,261	581,362
CONTINGENCIES AND COMMITMENTS (NOTE 12)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 82,633 and 83,452 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 92,741,687 and 92,530,068 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively)	927	925
Additional paid-in capital	2,505,094	2,501,389
Accumulated other comprehensive loss	(37,993)	(74,270)
Accumulated deficit	(1,365,624)	(1,360,315)
Total shareholders’ equity	1,102,405	1,067,730
TOTAL	$1,876,503	$1,861,750

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
NET SALES:
Third-party customers	$174,339	$169,927	$550,316	$480,438
Related parties	104,839	58,772	302,104	162,001
	279,178	228,699	852,420	642,439
Cost of goods sold	263,409	231,051	781,159	722,379
Gross profit (loss)	15,769	(2,352)	71,261	(79,940)
Other operating expenses (income) – net	3,096	(55,599)	12,205	(22,101)
Selling, general and administrative expenses	12,486	11,395	35,701	32,786
Operating income (loss)	187	41,852	23,355	(90,625)
Interest expense – third party	(6,477)	(8,004)	(19,231)	(24,023)
Interest income – third party	190	159	392	1,235
Interest income – related parties	113	145	333	431
Net loss on forward contracts	(12,136)	(914)	(4,814)	(7,784)
Other income (expense) - net	(417)	(243)	221	101
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	(18,540)	32,995	256	(120,665)
Income tax (expense) benefit	570	6,577	(8,330)	8,100
Income (loss) before equity in earnings (losses) of joint ventures	(17,970)	39,572	(8,074)	(112,565)
Equity in earnings (losses) of joint ventures	1,183	570	2,765	(69,063)
Net income (loss)	$(16,787)	$40,142	$(5,309)	$(181,628)

Net income (loss) allocated to common shareholders	$(16,787)	$33,270	$(5,309)	$(181,628)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.18)	$0.45	$(0.06)	$(2.56)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,738	74,214	92,654	71,023
Diluted	92,738	74,721	92,654	71,023

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,309)	$(181,628)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized net loss on forward contracts	4,456	1,680
Unrealized net gain on contractual receivable	—	(81,168)
Realized benefit on contractual receivable	47,323	8,634
Write-off of intangible asset	—	23,759
Accrued and other plant curtailment costs – net	(3,305)	12,956
Debt discount amortization	2,339	6,067
Depreciation and amortization	47,313	56,886
Lower of cost or market inventory adjustment	(301)	(40,494)
Deferred income taxes	9,949	26,212
Pension and other postretirement benefits	11,918	10,721
Stock-based compensation	3,092	2,068
(Gain) loss on disposal of assets	(503)	224
Non-cash gain on early extinguishment of debt	—	(768)
Non-cash loss from disposition of equity investments	—	73,234
Undistributed earnings of joint ventures	(2,765)	(4,171)
Changes in operating assets and liabilities:
Accounts receivable – net	(1,273)	16,198
Sale of short-term trading securities	—	13,686
Due from affiliates	(20,334)	23,010
Inventories	(7,748)	29,656
Prepaid and other current assets	16,556	69,284
Accounts payable, trade	(1,306)	(11,260)
Due to affiliates	4,880	(18,152)
Accrued and other current liabilities	2,818	(7,058)
Other – net	(7,468)	(865)
Net cash provided by operating activities	100,332	28,711

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(5,378)	(14,667)
Nordural expansion	(15,099)	(17,606)
Investments in and advances to joint ventures	(32)	(1,038)
Proceeds from sale of property, plant and equipment	808	—
Restricted and other cash deposits	(13,645)	(7,504)
Net cash used in investing activities	(33,346)	(40,815)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under revolving credit facility	—	(25,000)
Issuance of common stock – net	23	104,041
Net cash provided by financing activities	23	79,041
CHANGE IN CASH AND CASH EQUIVALENTS	67,009	66,937
Cash and cash equivalents, beginning of the period	198,234	129,400
Cash and cash equivalents, end of the period	$265,243	$196,337

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and nine months ended September 30, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first nine months of 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

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

E.ON has agreed to mitigate a significant portion of the near-term risk of this agreement through December 2010.  During this time, to the extent Hawesville does not use all the power under the take-or-pay contract, E.ON will, with some limitations, assume CAKY's obligations.  As part of this arrangement, E.ON will pay up to approximately $81,500 to CAKY in the form of direct payments to Big Rivers under the Big Rivers Agreement to provide price protection.  This effectively results in CAKY paying prices which approximate the previous contract prices and volume protection resulting in CAKY receiving credits for unused power without sustaining a loss.  At Hawesville's current production rate, Hawesville would receive the entirety of these economic benefits during 2009 and 2010.  To the extent the aggregate payments made by E.ON exceed the approximately $81,500 commitment, Hawesville would repay this excess to E.ON over time, but only if the LME aluminum price were to exceed certain thresholds.

Contractual receivable
Contractual receivable as of December 31, 2009	$55,531
E.ON payments to BREC on our behalf through September 30, 2010	(47,323)
Unrealized gain on contractual receivable	167
Contractual receivable as of September 30, 2010	$8,375

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

After December 2010, we will pay the full production cost of power under the Big Rivers Agreement.  While the full cost for the production of power is recorded in our cost of goods sold, our cash payments for Hawesville power were $15,130 and $47,323 lower for the three and nine months ended September 30, 2010, respectively, due to the gain recognized at the contract inception in 2009.

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

We incurred curtailment charges of $3,096 and $1,810 during the three months ended September 30, 2010 and September 30, 2009, respectively, and $12,205 and $35,308 during the nine months ended September 30, 2010 and September 30, 2009, respectively, which are reported in other operating expenses (income) - net in the consolidated statements of operations.  The majority of the curtailment charges are related to Ravenswood.  The components of the curtailment costs are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Severance/employee-related cost	$(173)	$(3,220)	$649	$21,243
Alumina contract – amendments and spot sales net losses	—	36	—	6,753
Power/other contract termination costs	—	—	—	6,332
Ongoing site costs	3,269	4,994	11,556	13,332
Pension plan curtailment adjustment	—	—	—	2,478
OPEB plan curtailment adjustment	—	—	—	(14,830)
Net expense	$3,096	$1,810	$12,205	$35,308

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Cash curtailment expenditures

	Nine months ended September 30,
	2010	2009
Curtailment of operations at Ravenswood and Hawesville	$7,940	$16,822
Ongoing idling costs at Ravenswood	5,767	8,592
Contract termination and amendment costs	—	12,315
Total	$13,707	$37,729

4.	Fair Value Measurements

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

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency forward contracts, primary aluminum forward physical delivery and financial sales contracts, the Ravenswood power contract, primary aluminum put option contracts and primary aluminum collar contracts (a combination of a put option contract and a call option contract).  We determine the fair value of the put and collar contracts using a Black-Scholes model with market data provided by an independent source.  For our other contracts, we measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  Primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the LME spot and forward market for primary aluminum and the U.S. Midwest premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, it is necessary for management to estimate the U.S. Midwest premium based on the historical U.S. Midwest premium.  The Ravenswood power contract derivative is priced based on a formula that includes the LME and therefore is valued based in part on the LME forward market.

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

Recurring Fair Value Measurements	As of September 30, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$261,882	$—	$—	$261,882
Primary aluminum put option contracts	—	7,032	—	7,032
Power contract	—	—	119	119
TOTAL	$261,882	$7,032	$119	$269,033

LIABILITIES:
Natural gas forward financial purchase contracts	$(67)	$—	$—	$(67)
Derivative liabilities	—	—	(840)	(840)
TOTAL	$(67)	$—	$(840)	$(907)

Recurring Fair Value Measurements	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$195,894	$—	$—	$195,894
Primary aluminum put option contracts	—	1,839	—	1,839
Power contract	—	—	101	101
TOTAL	$195,894	$1,839	$101	$197,834

LIABILITIES:
Derivative liabilities	$—	$(1,763)	$(1,733)	$(3,496)

Change in Level 3 Fair Value Measurements during the three months ended September 30,
	Derivative liabilities/assets
	2010	2009
Beginning balance, July 1,	$(844)	$(2,093)
Total gain (realized/unrealized) included in earnings	151	720
Settlements	(28)	235
Ending balance, September 30,	$(721)	$(1,138)

Amount of total loss (gain) included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at September 30,	$151	$(2,615)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Change in Level 3 Fair Value Measurements during the nine months ended September 30,
	Derivative liabilities/assets
	2010	2009
Beginning balance, January 1,	$(1,632)	$443
Total loss (realized/unrealized) included in earnings	(28)	(4,385)
Settlements	939	2,804
Ending balance, September 30,	$(721)	$(1,138)

Amount of total gain included in earnings attributable to the change in unrealized gains relating to assets and liabilities held at September 30,	$(28)	$(4,385)

5.	Derivative instruments and hedging

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	September 30, 2010	December 31, 2009
Assets:
Primary aluminum put option contracts – current portion	Due from affiliates	$2,509	$1,839
Primary aluminum put option contracts – current portion	Prepaid and other current assets	2,513	—
Power contract	Prepaid and other current assets	119	101
Primary aluminum put option contracts – less current portion	Other assets	1,005	—
Primary aluminum put option contracts – less current portion	Due from affiliates – less current portion	1,005	—
Total Assets		$7,151	$1,940

Liabilities:
Natural gas forward financial purchase contracts	Accrued and other current liabilities	$(67)	$—
Primary aluminum call option contracts	Accrued and other current liabilities	—	(1,763)
Calcined petroleum coke contracts	Accrued and other current liabilities	—	(1,019)
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	(450)	(281)
Aluminum sales premium contracts – less current portion	Other liabilities	(390)	(433)
Total Liabilities		$(907)	$(3,496)

The following tables provide changes in our accumulated other comprehensive loss for our derivatives that were designated as cash flow hedges during the three and nine months ended September 30, 2010 and 2009:

Derivatives in cash flow hedging relationships:

	Three months ended September 30, 2010
	Amount of loss recognized in OCI on derivatives (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(110)	Cost of goods sold	$65	Net loss on forward contracts	$—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

	Nine months ended September 30, 2010
	Amount of loss recognized in OCI on derivatives (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts	$(110)	Cost of goods sold	$65	Net loss on forward contracts	$—

	Three months ended September 30, 2009
	Amount of loss recognized in OCI on derivatives (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts (1)	$—	Cost of goods sold	$(1,047)	Net loss on forward contracts	$—
Foreign currency forward contracts (2)	$(898)	Cost of goods sold	$(1,488)	Net loss on forward contracts	$—

	Nine months ended September 30, 2009
	Amount of loss recognized in OCI on derivatives (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial purchase contracts (1)	$—	Cost of goods sold	$(14,449)	Net loss on forward contracts	$—
Foreign currency forward contracts (2)	$(898)	Cost of goods sold	$(6,194)	Net loss on forward contracts	$(1,701)

(1)	Upon the transfer of our joint venture investment in Gramercy in the third quarter of 2009, we discontinued accounting for these contracts as cash flow hedges.
(2)
We had no foreign currency forward contracts or options outstanding at September 30, 2009.  Amounts recognized in OCI will be reclassified in the period that the hedged forecasted transaction affects earnings.  The ineffective portion was related to changes in the probability of the occurrence of the forecasted foreign currency transactions.

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

The effective portion of the forward contracts gain or loss is reported in accumulated other comprehensive loss, and the ineffective portion is reported currently in earnings.  Each month, when we settle the natural gas forward contracts, the realized gain or loss on our cash flow hedges are recognized in income as part of our cost of goods sold.

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	September 30, 2010	December 31, 2009
Natural gas forward financial purchase contracts (in thousands of MMBTU)	90	—

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

Foreign currency forward contracts

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to various foreign currencies, primarily the Icelandic krona (“ISK”), the euro and the Chinese yuan.  The labor costs, maintenance costs and other local services at our smelter in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we continue to incur additional capital expenditures for the construction of a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”).  A significant portion of the future capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with a significant portion in ISK.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We have, in the past, entered into foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges, qualified for hedge accounting under ASC 815 and had maturities through September 2009.  As of September 30, 2010 and December 31, 2009, we had no foreign currency forward contracts outstanding.

The realized gain or loss on our foreign currency forward contracts cash flow hedges for Grundartangi operating costs was recognized in income as part of our cost of goods sold in 2009.  The realized gain or loss for our cash flow hedges for the Helguvik project capital expenditures were recorded in accumulated  other comprehensive loss and will be reclassified to earnings when the project is completed as part of the depreciation expense of the capital assets.

We recognized losses of approximately $1,701 in the nine months ended September 30, 2009, respectively, (none in the three months ended September 30, 2009) on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

Power contracts

We are party to a power supply agreement at Ravenswood through 2011 that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  Based on our expected power usage over the expected remaining term of the contract, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $119 and $101 for the embedded derivative at September 30, 2010 and December 31, 2009, respectively.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Primary aluminum put option and collar contracts

We entered into primary aluminum put option contracts and collar contracts (combination of a put and a call option) that settle monthly through December 2011 based on LME prices.  The put option contracts account for approximately 60% of Hawesville’s current production level through 2010 and approximately 42% of their current production level for 2011 with a strike price around Hawesville’s cash break-even price.  These options were purchased to partially mitigate primary aluminum price risk.

Primary Aluminum option contracts outstanding as of September 30, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	15,000	15,000
Call option contracts, settle monthly in 2010	—	7,500
Put option contracts, settle monthly in 2011	37,800	43,800

Primary Aluminum option contracts outstanding as of December 31, 2009 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	60,000	60,000
Call option contracts, settle monthly in 2010	—	30,000

Our counterparties include Glencore (a related party) and non-related third parties.  We paid a cash premium to enter into the put option contracts and recorded an asset in due from affiliates, prepaid and other assets, due from affiliates – less current portion and other assets on the consolidated balance sheets.  The collar contracts were entered into at no initial cash cost to Century.  We determine the fair value of the put and call option contracts using a Black-Scholes model with market data provided by an independent source and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net loss on forward contracts.

Aluminum sales premium contracts

We have a physical delivery contract for 20,400 metric tons per year of primary aluminum through December 31, 2013 with variable, LME-based pricing (the “Glencore Metal Agreement I”).  Under the Glencore Metal Agreement I, pricing is based on market prices, adjusted by a negotiated premium with a cap and a floor as applied to the U.S. Midwest premium.  We account for the Glencore Metal Agreement I as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contract premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net loss on forward contracts on the consolidated statements of operations.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location	2010	2009	2010	2009
Power contract	Net loss on forward contracts	$119	$(11)	$99	$(4,788)
Primary aluminum put option and collar contracts	Net loss on forward contracts	(12,175)	555	(4,428)	555
Natural gas forward financial contracts (1)	Net loss on forward contracts	—	(1,381)	—	(1,381)
Aluminum sales premium contracts	Related party sales	112	1,103	358	2,779
Aluminum sales premium contracts	Net loss on forward contracts	(80)	(77)	(485)	(469)

(1)
We discontinued cash flow hedge treatment for our natural gas forward contracts after the transfer of our joint venture investment in Gramercy in the third quarter of 2009.  Amount represents contract settlements after the transfer.

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	September 30, 2010	December 31, 2009
Power contract (in megawatt hours (“MWH”)) (1)	6,580	8,760
Primary aluminum sales contract premium (metric tons) (2)	66,517	81,600
Primary aluminum put option contracts (metric tons)	111,600	120,000
Primary aluminum call option contracts (metric tons)	7,500	30,000

(1)	We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract.
(2)	Represents the remaining physical deliveries under the Glencore Metal Agreement I.

Counterparty credit risk.  The primary aluminum put option contracts are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

As of September 30, 2010, an accumulated other comprehensive loss of $42 is expected to be reclassified to earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

6.	Earnings Per Share

The following table provides a reconciliation of the computation of the basic and diluted earnings per share:

	For the three months ended September 30,
	2010			2009
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(16,787)	92,738		$40,142	74,214
Amount allocated to common shareholders (1)	100%			82.88%
Basic EPS:
Income (loss) allocable to common shareholders	$(16,787)	92,738	$(0.18)	$33,270	74,214	$0.45
Effect of Dilutive Securities: Plus:
Options	—	—		—	5
Service-based stock awards	—	—		—	502
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(16,787)	92,738	$(0.18)	$33,270	74,721	$0.45

(1)
We have not allocated the 2010 net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

	For the nine months ended September 30,
	2010			2009
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(5,309)	92,654		$(181,628)	71,023	$(2.56)
Amount allocated to common shareholders (1)	100%			100%
Basic EPS:
Loss applicable to common shareholders with assumed conversion	$(5,309)	92,654	$(0.06)	$(181,628)	71,023	$(2.56)

(1)
We have not allocated the 2010 and 2009 net losses allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

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

Calculation of EPS

Options to purchase 690,075 and 692,075 shares of common stock were outstanding as of September 30, 2010 and September 30, 2009, respectively.  For the three and nine months ended September 30, 2010, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  The average price for our common stock in the three and nine months ended September 30, 2010 was below the conversion price of our 1.75% convertible senior notes due 2024.

For the three months ended September 30, 2009, approximately 383,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  For the nine months ended September 30, 2009, all options, service-based stock and shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  The average price for our common stock in the three and nine months ended September 30, 2009 was below the conversion price of our 1.75% convertible senior notes due 2024.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested and issued.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  There were approximately 585,000 and 502,000 unvested shares of service-based stock outstanding at September 30, 2010 and 2009, respectively.

We reported a net loss for the three and nine months ended September 30, 2010 and for the nine months ended September 30, 2009 and therefore did not allocate any of our net loss to the convertible preferred stock.  For the calculation of basic and diluted EPS for the three months ended September 30, 2009, using the Two-Class Method, we allocated $6,872 of our undistributed income to the convertible preferred stock.

	Three months ended September 30, 2009
	Common stock	Preferred stock (1)	Total
Weighted average shares outstanding	74,214	15,329	89,543
Undistributed earnings	$33,270	$6,872	$40,142

(1)	Represents the participation rights of our preferred shareholder as if it held the number of common shares into which its shares of preferred stock are convertible as of the record date.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

7.	Shareholders’ Equity

Common Stock

Under our Restated Certificate of Incorporation, as amended, our Board of Directors is authorized to issue up to 195,000,000 shares of our common stock.

Series A Convertible Preferred Stock conversions

All shares of Series A Convertible Preferred Stock are held by Glencore.  The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock.

Series A Convertible Preferred Stock:	2010

Shares outstanding at December 31, 2009	83,452
Automatic conversions during the nine months ended September 30, 2010	(819)
Total shares outstanding at September 30, 2010	82,633

Tax Benefit Preservation Plan expired

Our Tax Benefit Preservation Plan (the “Plan”) was designed to provide us some protection against a possible limitation on our ability to use net operating losses, tax credits and other tax assets to reduce potential future U.S. federal income tax obligations.  The Plan expired in accordance with its terms on September 29, 2010.

8.	Income Taxes

As of September 30, 2010 and December 31, 2009, we had total unrecognized tax benefits (excluding interest) of $22,949 and $21,216, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of September 30, 2010 and December 31, 2009, respectively, are $3,308 and $4,586.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of September 30, 2010 and December 31, 2009, we had approximately $635 and $806, respectively, of accrued interest related to unrecognized income tax benefits.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Health Care Acts”) were enacted in March 2010.  The Health Care Acts amend certain tax rules applicable to employers so that the portion of employer health care costs that are reimbursed by the Medicare Part D prescription drug subsidy will no longer be deductible by the employer for federal income tax purposes effective for years beginning after December 31, 2012.  Because of the loss of the future tax deduction, a reduction in the deferred tax asset related to the nondeductible OPEB liabilities accrued to date will be recorded with an equal offsetting adjustment to our valuation allowance.  The Health Care Acts are not expected to affect our cash flows or financial condition because we have a valuation allowance against all of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

9.	Inventories

Inventories consist of the following:

	September 30, 2010	December 31, 2009
Raw materials	$43,240	$25,694
Work-in-process	13,135	13,400
Finished goods	9,677	11,156
Operating and other supplies	73,470	81,223
Inventories	$139,522	$131,473

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).  Due to the curtailment of our Ravenswood operations in February 2009, approximately $18,023 of items that were classified as inventory at December 31, 2008 are not expected to be consumed within one year and have been classified as other assets.

10.	Intangible Asset

In July 2009, we terminated the existing power contract at Hawesville and entered into a new power agreement.  See Note 2 Long-term Power Contract for Hawesville for additional information about this transaction.  As a result of terminating Hawesville’s previous power contract, we wrote off the remaining carrying amount of the intangible asset of $23,759 in July 2009.  As of September 30, 2010 and December 31, 2009, we had no intangible assets.

For the three and nine months ended September 30, 2009, amortization expense for the intangible asset totaled $695 and $8,769, respectively.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

11.	Debt

	September 30, 2010	December 31, 2009
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, net of debt discount of $2,160 and $3,828, respectively, interest payable semiannually (1)	$44,907	$43,239
Hancock County industrial revenue bonds (“IRBs”) due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, interest payable semiannually, net of debt discount of $3,912 and $4,800, respectively	245,692	240,676
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	6,948
Total debt	$301,017	$298,678

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2010 was 0.57%.

Debt exchange transactions

We completed additional debt-for-debt exchanges in January and March 2010.  We issued a total of $4,128 of 8.0% senior secured notes due May 15, 2014 (the “8.0% Notes”) in exchange for $4,345 of 7.5% senior unsecured notes due August 15, 2014 (the “7.5% Notes”).  As of September 30, 2010, we had $2,603 and $249,604 of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.

Century enters into new revolving credit facility

On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") entered into a new four-year $100,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement, dated as of July 1, 2010, among the Borrowers and Wells Fargo Capital Finance, LLC, as lender and agent (the "New Credit Facility"), a portion of which was later syndicated to Credit Suisse AG.  The New Credit Facility replaced our previous credit facility that would have expired on September 19, 2010.  The New Credit Facility, which expires on July 1, 2014, provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the New Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of September 30, 2010, no amounts have been borrowed under the New Credit Facility, although the Borrowers may in the future use the New Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes.

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

As of September 30, 2010, we had no outstanding letters of credit or loans under the New Credit Facility.  As of September 30, 2010, we had a borrowing availability of approximately $83,000 under the New Credit Facility.  We pay a commitment fee for the unused portion of the line.

1.75% convertible senior notes

The 1.75% convertible senior notes due 2024 (“1.75% Notes”) are convertible at any time at an initial conversion rate of 32.7430 shares of our common stock per one thousand dollars of 1.75% Notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.54 per share of common stock. Upon conversion of the 1.75% Notes, we would be required to pay cash in respect of the conversion obligation (determined as the number of shares into which the note is convertible multiplied by our stock price at such time) up to the principal amount of the note. Any excess conversion obligation can be paid, at our option, in cash, common stock, or a combination thereof.

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

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at collocated Primary MACT facilities which deal with potlines, including Hawesville.  In April 2008, the EPA sent CAKY requests under the Clean Air Act for copies of certain records dating back to 2000.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.  The matter is under investigation.  An initial hearing with the EPA occurred in January 2010 at which CAKY agreed to provide the EPA with additional information regarding the alleged violations.  CAKY provided such information in February 2010.  We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.  We expect to resolve the matter in late 2010 or early 2011.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Century Aluminum of West Virginia, Inc. (“CAWV”) continues to perform remedial measures at Ravenswood pursuant to an order issued by the EPA in 1994 (the “3008(h) Order”). CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies. CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA.  EPA approval of the Corrective Measures Study is anticipated in 2010.  We believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). By agreement, Southwire Company (“Southwire”), the former owner and operator is to perform all obligations under the ROD.  CAKY has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse CAKY for any expense that exceeds $400 annually.

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through September 30, 2010, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  On July 13, 2010, motions for summary judgment filed by us, Vialco and other defendants were granted as to several of plaintiff’s claims on the basis that such claims were time-barred (the “July 13th Ruling”).  However, on August 20, 2010, the court granted plaintiff’s motion for reconsideration of several of the claims that were the subject of the July 13th Ruling.  As of September 30, 2010, no trial date has been set for the remaining claims.

In December 2006, Vialco and the two succeeding owners of the alumina facility were named as defendants in a lawsuit filed by the Commissioner of the DPNR.  The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and alleges violations of territorial water pollution control laws during the various defendants’ periods of ownership.  The complaint seeks statutory and other unspecified monetary penalties for the alleged violations.  Vialco filed its answer to the complaint asserting factual and affirmative defenses.  The parties are currently engaged in the discovery process.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. On January 8, 2010, DPNR filed a motion to assert claims directly against certain third-party defendants, including Vialco.  On January 29, 2010, the court granted DPNR’s motion.  The parties are currently engaged in the discovery process. The case is currently set for trial in March 2011.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $936 and $966 at September 30, 2010 and December 31, 2009, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

On April 27, 2010, the purported stockholder class actions consolidated as In re: Century Aluminum Company Securities Litigation were dismissed without prejudice by the court for failure to state a claim.  On May 28, 2010 and June 24, 2010 plaintiffs filed amended complaints, which, like the previous complaints, alleged that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees.  A hearing was held on September 3, 2010 to hear our motion to dismiss the amended complaints, but no ruling has yet been made on the motion.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. amended its post retirement medical benefit plan effective January 1, 2010 for all current and former CAWV salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal changes to the plan are that, upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, bargaining unit retirees under age 65 and qualified dependents under age 65 are covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.

In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC (the “USWA”), the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.  In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the court  The USWA has appealed the decision and proceedings have been stayed pending the outcome of the appeal.  Based upon our analysis of the court’s ruling during the third quarter of 2010, in accordance with ASC 715-60, “Compensation – Retirement Plans – Defined Benefit Plans – Other Postretirement”, the amendment to the CAWV post retirement medical plan benefits was recorded as a negative plan amendment in the third quarter of 2010.  Post retirement medical benefit liabilities were reduced by approximately $39,000 with an equal offset to other comprehensive income.  We will continue to vigorously pursue our case in the foregoing actions.

Power Commitments

Big Rivers Agreement

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

Mt. Holly power agreement amended

The South Carolina Public Service Authority (“Santee Cooper”) agreed to amend the Mt. Holly power contract to, among other things, provide that power delivered through 2015 will be priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs, and allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME goes below certain negotiated levels.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Appalachian Power Company (“APCo”) Rate filing

APCo supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In September 2009, the PSC attributed approximately $16,000 of unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision.  In June 2010, the PSC agreed to extend the special rate contract terms through 2011.  We are in discussions with APCo to provide for a long-term special rate arrangement that establishes the LME-based cap on the tariff rates.

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  CAWV’s Ravenswood plant employees represented by the USWA are under a labor agreement that expired on August 31, 2010.  Negotiations for a new labor agreement are ongoing.  The agreement covers hourly employees at the Ravenswood plant.  For additional information about Ravenswood operations, see Note 3 Curtailment of Operations – Ravenswood and Hawesville.

CAKY’s Hawesville plant employees represented by the USWA are under a collective bargaining agreement that expired on May 7, 2010.  The agreement covered approximately 525 hourly workers at the Hawesville plant.  As negotiations between the two parties continue, the collectively bargained employees remain on the job and the plant has continued to operate normally.  See Note 20 Subsequent Events for additional information about the labor negotiations at Hawesville.

In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expire on January 1, 2011 after which the wage terms may be renegotiated.  The labor agreement in its entirety expires on December 31, 2014.

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Health Care Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postemployment benefits (“OPEB”) obligations.  Among other things, the Health Care Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.  See Note 8 Income Taxes for additional information about the impact of the change in the deductibility of the Medicare Part D subsidy.

13.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Alcan Rolled Products Metal Agreement	Alcan	14 million pounds per year	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Metal Agreement II	Glencore	18 million pounds per year	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Metal Agreement I (1)	Glencore	20,400 metric tons per year ("mtpy")	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	24,000 mtpy - minimum	Through December 31, 2010	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	9,300 metric tons	Through December 31, 2010	Variable, based on the LME
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	60 million pounds per year (standard-grade molten aluminum)	Through December 31, 2010	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement I as a derivative instrument in accordance with generally accepted accounting principles for derivative instruments and hedging activities.  Under the Glencore Metal Agreement I, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

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

(1)
Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum. Any decrease in the EU import duty for primary aluminum would negatively impact Grundartangi’s revenues.

(2)	Glencore assigned 50% of its tolling rights under this agreement to Hydro Aluminum through December 31, 2010.

Apart from the Alcan Rolled Products Metal Agreement, the Glencore Metal Agreement I, the Glencore Metal Agreement II, Glencore Sweep Agreement, Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 17,450 metric tons and 26,140 metric tons of primary aluminum at September 30, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,190 metric tons of primary aluminum at September 30, 2010 and 1,559 metric tons at December 31, 2009 of which 58 metric tons were with Glencore at September 30, 2010 and none were with Glencore at December 31, 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 5 Derivative instruments and hedging for additional information about these instruments.

14.	Supplemental Cash Flow Information

	Nine months ended September 30,
	2010	2009
Cash paid for:
Interest	$9,813	$22,066
Income tax	3,101	445

Cash received for:
Interest	371	1,761
Income tax refunds (1)	18,171	91,041

(1)	See Note 8 Income Taxes for more information.

Non-cash activities

In the first quarters of 2010 and 2009, we issued shares of common stock to certain key employees to satisfy performance share liabilities of $964 and $694, respectively.

In connection with the Big Rivers Agreement at Hawesville, we received commitments from E.ON to help mitigate a significant portion of the near-term risk associated with the new power contract through December 2010.  See Note 2 Long-term power contract for Hawesville for additional information.  In the third quarter of 2009, we recorded an asset of $80,723, which represented the fair value of the contractual receivable from E.ON.  E.ON makes payment for these amounts directly to Big Rivers when Hawesville consumes power under the contract.

In the third quarter of 2009, we issued 1,229,824 shares of common stock in an exchange transaction with holders of our 1.75% Notes for $14,858 principal value of our 1.75% Notes.

Due to the curtailment of our Ravenswood operations in February 2009, we reclassified certain inventory items into other assets.  As a result, there was an $18,326 non-cash change in the inventories and other assets account balances due to this reclassification.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

15.	Asset Retirement Obligations

Our asset retirement obligations (“ARO”) consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30, 2010	Year ended December 31, 2009
Beginning balance, ARO liability	$15,233	$14,337
Additional ARO liability incurred	793	896
ARO liabilities settled	(898)	(1,116)
Accretion expense	780	1,116
Adjustments (1)	(1,845)	—
Ending balance, ARO liability	$14,063	$15,233

(1)	We adjusted our ARO liability in the first quarter of 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent potliner.

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

16.	Comprehensive income (loss) and accumulated other comprehensive loss

Comprehensive income (loss):
	Nine months ended September 30,
	2010	2009

Net loss	$(5,309)	$(181,628)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(176)	(5,701)
Net losses on cash flow hedges reclassified to income, net of $0 tax	65	15,830
Net (gain) loss on foreign currency cash flow hedges reclassified to income, net of tax of $25 and $(929), respectively	(114)	6,966
Defined benefit pension and other postemployment benefit plans:
Net gain arising during the period, net of $0 tax (1)	34,627	59,618
Amortization of prior service cost during the period, net of $263 and $(241) tax, respectively	(474)	811
Amortization of net loss during the period, net of $(1,299) and $1,060 tax, respectively	2,349	(3,576)
Change in equity investee other comprehensive income, net of $0 tax	—	1,549
Other comprehensive income:	36,277	75,497
Comprehensive income (loss)	$30,968	$(106,131)

(1)
In September 2010, we recorded a net gain in accumulated other comprehensive loss and a corresponding reduction in our accumulated postretirement benefit costs - less current portion of $39,362 for amendments to the Century Aluminum of West Virginia, Inc. postretirement medical benefit plan that became effective January 1, 2010.  See Note 12 Commitments and Contingencies.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Components of accumulated other comprehensive loss:
	September 30, 2010	December 31, 2009
Unrealized loss on financial instruments, net of $(724) and $749 tax benefit, respectively	$(1,292)	$(1,068)
Defined benefit plan liabilities, net of $25,691 and $26,728 tax benefit, respectively	(28,134)	(64,635)
Equity in investee other comprehensive income, net of $0 and $0 tax, respectively (1)	(8,567)	(8,567)
Accumulated other comprehensive loss	$(37,993)	$(74,270)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company which consists primarily of pension and other postretirement benefit obligations.

17.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$745	$650	$2,234	$2,135
Interest cost	1,601	1,629	4,805	4,852
Expected return on plan assets	(1,344)	(1,077)	(4,032)	(3,258)
Amortization of prior service cost	35	34	104	127
Amortization of net loss	415	486	1,245	1,620
Curtailment	—	—	—	2,576
Net periodic benefit cost	$1,452	$1,722	$4,356	$8,052

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Service cost	$880	$645	$2,640	$2,887
Interest cost	2,748	2,686	8,246	8,399
Expected return on plan assets	—	—	—	—
Amortization of prior service cost	(280)	(102)	(841)	(939)
Amortization of net loss	801	521	2,403	1,956
Curtailment	—	—	—	(14,975)
Net periodic benefit cost	$4,149	$3,750	$12,448	$(2,672)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

18.	Recently Issued Accounting Standards

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

The following summarized condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of operations for the three and nine months ended September 30, 2010 and September 30, 2009 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and September 30, 2009 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$196,323	$68,920	$—	$265,243
Restricted cash	10,772	—	11,752	—	22,524
Accounts receivable — net	24,122	14,857	—	—	38,979
Due from affiliates	594,561	4,719	2,532,234	(3,096,724)	34,790
Inventories	89,721	49,801	—	—	139,522
Prepaid and other current assets	11,213	11,568	2,725	—	25,506
Total current assets	730,389	277,268	2,615,631	(3,096,724)	526,564
Investment in subsidiaries	33,685	—	(991,018)	957,333	—
Property, plant and equipment — net	371,539	890,808	1,522	(139)	1,263,730
Due from affiliates — less current portion	1,005	5,977	—	—	6,982
Other assets	22,835	32,568	23,824	—	79,227
Total	$1,159,453	$1,206,621	$1,649,959	$(2,139,530)	$1,876,503

Liabilities and shareholders’ equity:
Accounts payable, trade	$31,496	$42,659	$787	$—	$74,942
Due to affiliates	2,099,121	63,347	203,540	(2,328,431)	37,577
Accrued and other current liabilities	12,658	6,066	17,355	—	36,079
Accrued employee benefits costs — current portion	13,211	—	2,306	—	15,517
Convertible senior notes	—	—	44,907	—	44,907
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,164,301	112,072	268,895	(2,328,431)	216,837
Senior notes payable	—	—	248,295	—	248,295
Accrued pension benefit costs — less current portion	21,042	—	21,715	—	42,757
Accrued postretirement benefit costs — less current portion	144,959	—	4,144	—	149,103
Other liabilities/intercompany loan	49,050	741,162	4,505	(769,157)	25,560
Deferred taxes	—	90,821	—	725	91,546
Total noncurrent liabilities	215,051	831,983	278,659	(768,432)	557,261
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	927	(72)	927
Additional paid-in capital	297,300	144,383	2,505,094	(441,683)	2,505,094
Accumulated other comprehensive income (loss)	(51,683)	(1,182)	(37,993)	52,865	(37,993)
Retained earnings (accumulated deficit)	(1,465,576)	119,353	(1,365,624)	1,346,223	(1,365,624)
Total shareholders’ equity	(1,219,899)	262,566	1,102,405	957,333	1,102,405
Total	$1,159,453	$1,206,621	$1,649,959	$(2,139,530)	$1,876,503

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$108,345	$65,994	$—	$—	$174,339
Related parties	63,391	41,448	—	—	104,839
	171,736	107,442	—	—	279,178
Cost of goods sold	174,306	89,103	—	—	263,409
Gross profit (loss)	(2,570)	18,339	—	—	15,769
Other operating expenses - net	3,096	—	—	—	3,096
Selling, general and admin expenses	10,863	1,623	—	—	12,486
Operating income (loss)	(16,529)	16,716	—	—	187
Interest expense – third party	(6,477)	—	—	—	(6,477)
Interest expense – affiliates	16,921	(16,921)	—	—	—
Interest income – third party	50	140	—	—	190
Interest income – affiliates	—	113	—	—	113
Net loss on forward contracts	(12,136)	—	—	—	(12,136)
Other income (expense) - net	736	(1,153)	—	—	(417)
Loss before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(17,435)	(1,105)	—	—	(18,540)
Income tax benefit (expense)	2,987	(2,417)	—	—	570
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(14,448)	(3,522)	—	—	(17,970)
Equity earnings (loss) of subsidiaries and joint ventures	(300)	1,183	(16,787)	17,087	1,183
Net loss	$(14,748)	$(2,339)	$(16,787)	$17,087	$(16,787)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$109,704	$60,223	$—	$—	$169,927
Related parties	29,267	30,050	—	(545)	58,772
	138,971	90,273	—	(545)	228,699
Cost of goods sold	154,359	76,705	—	(13)	231,051
Gross profit (loss)	(15,388)	13,568	—	(532)	(2,352)
Other operating income - net	(55,599)	—	—	—	(55,599)
Selling, general and admin expenses	11,293	102	—	—	11,395
Operating income (loss)	28,918	13,466	—	(532)	41,852
Interest expense – third party	(8,004)	—	—	—	(8,004)
Interest expense – affiliates	15,668	(15,668)	—	—	—
Interest income – third party	92	67	—	—	159
Interest income – affiliates	—	145	—	—	145
Net loss on forward contracts	(914)	—	—	—	(914)
Other income (expense) – net	516	(759)	—	—	(243)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	36,276	(2,749)	—	(532)	32,995
Income tax benefit (expense)	9,757	(3,180)	—	—	6,577
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	46,033	(5,929)	—	(532)	39,572
Equity earnings (loss) of subsidiaries and joint ventures	(684)	567	40,142	(39,455)	570
Net income (loss)	$45,349	$(5,362)	$40,142	$(39,987)	$40,142

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$335,856	$214,460	$—	$—	$550,316
Related parties	185,810	116,294	—	—	302,104
	521,666	330,754	—	—	852,420
Cost of goods sold	526,004	255,155	—	—	781,159
Gross profit (loss)	(4,338)	75,599	—	—	71,261
Other operating expenses - net	12,205	—	—	—	12,205
Selling, general and admin expenses	31,923	3,778	—	—	35,701
Operating income (loss)	(48,466)	71,821	—	—	23,355
Interest expense – third party	(19,231)	—	—	—	(19,231)
Interest expense – affiliates	49,283	(49,283)	—	—	—
Interest income – third party	108	284	—	—	392
Interest income – affiliates	—	333	—	—	333
Net loss on forward contracts	(4,814)	—	—	—	(4,814)
Other income (expense) - net	1,027	(806)	—	—	221
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(22,093)	22,349	—	—	256
Income tax benefit (expense)	3,223	(11,553)	—	—	(8,330)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(18,870)	10,796	—	—	(8,074)
Equity earnings (loss) of subsidiaries and joint ventures	1,740	2,765	(5,309)	3,569	2,765
Net income (loss)	$(17,130)	$13,561	$(5,309)	$3,569	$(5,309)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$323,121	$157,317	$—	$—	$480,438
Related parties	85,470	78,174	—	(1,643)	162,001
	408,591	235,491	—	(1,643)	642,439
Cost of goods sold	500,810	223,785	—	(2,216)	722,379
Gross profit (loss)	(92,219)	11,706	—	573	(79,940)
Other operating income - net	(22,101)	—	—	—	(22,101)
Selling, general and admin expenses	32,386	400	—	—	32,786
Operating income (loss)	(102,504)	11,306	—	573	(90,625)
Interest expense – third party	(24,023)	—	—	—	(24,023)
Interest expense – affiliates	45,592	(45,592)	—	—	—
Interest income – third party	685	550	—	—	1,235
Interest income – affiliates	—	431	—	—	431
Net loss on forward contracts	(6,083)	(1,701)	—	—	(7,784)
Other income (expense) - net	786	(685)	—	—	101
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(85,547)	(35,691)	—	573	(120,665)
Income tax benefit (expense)	9,697	(1,597)	—	—	8,100
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(75,850)	(37,288)	—	573	(112,565)
Equity earnings (loss) of subsidiaries and joint ventures	(43,815)	(20,763)	(181,628)	177,143	(69,063)
Net income (loss)	$(119,665)	$(58,051)	$(181,628)	$177,716	$(181,628)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$75,056	$25,276	$—	$100,332
Investing activities:
Purchase of property, plant and equipment	(1,872)	(3,445)	(61)	(5,378)
Nordural expansion	—	(15,099)	—	(15,099)
Proceeds from sale of property	808	—	—	808
Investments in and advances to joint ventures	—	—	(32)	(32)
Restricted and other cash deposits	(1,893)	—	(11,752)	(13,645)
Net cash used in investing activities	(2,957)	(18,544)	(11,845)	(33,346)
Financing activities:
Intercompany transactions	(72,099)	79,793	(7,694)	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(72,099)	79,793	(7,671)	23
Net change in cash and cash equivalents	—	86,525	(19,516)	67,009
Cash and cash equivalents, beginning of the period	—	109,798	88,436	198,234
Cash and cash equivalents, end of the period	$—	$196,323	$68,920	$265,243

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$56,193	$(27,482)	$—	$28,711
Investing activities:
Purchase of property, plant and equipment	(10,157)	(3,450)	(1,060)	(14,667)
Nordural expansion	—	(17,606)	—	(17,606)
Investments in and advances to joint ventures	—	—	(1,038)	(1,038)
Restricted and other cash deposits	(7,504)	—	—	(7,504)
Net cash used in investing activities	(17,661)	(21,056)	(2,098)	(40,815)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Intercompany transactions	(38,532)	70,734	(32,202)	—
Issuance of common stock – net	—	—	104,041	104,041
Net cash provided by (used in) financing activities	(38,532)	70,734	46,839	79,041
Net change in cash and cash equivalents	—	22,196	44,741	66,937
Cash and cash equivalents, beginning of the period	—	71,545	57,855	129,400
Cash and cash equivalents, end of the period	$—	$93,741	$102,596	$196,337

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

20.	Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.

Hawesville contract proposal not ratified by USWA

On October 29, 2010, Century Aluminum of Kentucky was informed by the USWA that the contract proposal covering approximately 525 hourly workers at the Hawesville aluminum smelter was not ratified by the local membership.  The facility has continued to operate normally and we plan to discuss the next steps with the union leadership as appropriate.

Ravenswood retiree health benefit changes

On November 1, 2010, CAWV communicated to its current retirees that medical benefits will be eliminated effective January 2011.  In addition, retiree medical benefits are being eliminated for all salaried employees at the Ravenswood plant.  The retiree medical benefits of CAWV’s bargaining unit employees are subject to negotiations that are currently in progress.

These actions were taken to restructure costs at the Ravenswood plant to position it more favorably for a potential restart.

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

•	A continuation or worsening of global financial and economic conditions could adversely affect our financial position and results of operations.
•
Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects or refinancing of our existing obligations may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

•	Poor performance in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.
•	The cyclical nature of the aluminum industry causes variability in and could adversely affect our earnings and cash flows.
•	International operations expose us to political, regulatory, currency and other related risks.
•	If economic and political conditions in Iceland deteriorate, our financial position and results of operations could be adversely affected.
•	Any future reductions in the duty on primary aluminum imports into the European Union would decrease our revenues at our smelter in Grundartangi, Iceland (“Grundartangi”).
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Hawesville contract proposal not ratified by USWA

On October 29, 2010, Century Aluminum of Kentucky was informed by the USWA that the contract proposal covering approximately 525 hourly workers at the Hawesville aluminum smelter was not ratified by the local membership.  The plant has continued to operate normally and we plan to discuss the next steps with the union leadership as appropriate.

Ravenswood retiree health benefit changes

On November 1, 2010, CAWV communicated to its current retirees that medical benefits will be eliminated effective January 2011.  In addition, retiree medical benefits are being eliminated for all salaried employees at the Ravenswood plant.  The retiree medical benefits of CAWV’s bargaining unit employees are subject to negotiations that are currently in progress.

These actions were taken to restructure costs at the Ravenswood plant to position it more favorably for a potential restart.

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

New revolving credit facility

On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries entered into a new four-year $100 million senior secured revolving credit facility (the "New Credit Facility").  The New Credit Facility replaces our previous credit facility that was scheduled to expire on September 19, 2010.  The New Credit Facility, which expires on July 1, 2014, provides for borrowings of up to $100 million in the aggregate, including up to $50 million under a letter of credit sub-facility.  See Note 11 Debt for additional information about our new credit facility.

Mt. Holly power agreement amended

The South Carolina Public Service Authority (“Santee Cooper”) agreed to amend the Mt. Holly power contract to, among other things, provide that power delivered through 2015 will be priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs, and allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME goes below certain negotiated levels.

West Virginia extends special rate mechanism

Upon reviewing the Ravenswood power contract with Appalachian Power Company (“APCo”) in June 2010, the West Virginia Public Service Commission extended the special rate mechanism for one year.

Stockholder class actions amended

On April 27, 2010, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints.  A hearing was held on September 3, 2010 to hear our motion to dismiss the amended complaints, but no ruling has yet been made on the motion.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Five-year labor agreement signed at Nordural

In April 2010, Nordural Grundartangi ehf (“Nordural”) reached a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expire on January 1, 2011 after which the wage terms may be renegotiated.  The labor agreement in its entirety expires on December 31, 2014.

Health care legislation enacted in March 2010

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Health Care Acts”) were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Health Care Acts contain provisions which could impact our accounting for retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impact that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and OPEB obligations.

The Health Care Acts amend certain tax rules applicable to employers so that the portion of employer health care costs that are reimbursed by the Medicare Part D prescription drug subsidy will no longer be deductible by the employer for federal income tax purposes effective for years beginning after December 31, 2012.  Because of the loss of the future tax deduction, a reduction in the deferred tax asset related to the nondeductible OPEB liabilities accrued to date will be recorded with an equal offsetting adjustment to our valuation allowance.  The Health Care Acts did not affect our cash flows or financial condition because we have a valuation allowance against all of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

Century receives $16 million in tax refunds in April 2010

In April 2010, we received federal income tax refunds totaling $16 million for net operating loss carrybacks for the 2004 through 2007 tax years.

West Virginia enacts special power rate legislation

The West Virginia state legislature enacted legislation which permits the Public Service Commission to set special electric power rates for specific types of customers.  This legislation gives us the ability to enter into discussions with utilities and the public service commission regarding an enabling power contract for the curtailed plant.  The new law is an important step toward the possible restart of the Ravenswood smelter.  We expect to continue to engage in discussions with APCo and the public service commission to discuss an enabling power contract.

Additional 7.5% Note Exchanges in January and March 2010

We completed debt-for-debt exchanges in January and March 2010.  We issued approximately $4.1 million of 8.0% senior secured notes payable due May 15, 2014 (the “8.0% Notes”) in exchange for approximately $4.3 million of 7.5% senior unsecured notes payable due August 15, 2014 (the “7.5% Notes”).  As of September 30, 2010, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that has accrued on the 8.0% notes since the original issuance date.

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

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
Net sales:
Third-party customers	$174,339	$169,927	$550,316	$480,438
Related party customers	104,839	58,772	302,104	162,001
Total	$279,178	$228,699	$852,420	$642,439

Gross profit (loss)	$15,769	$(2,352)	$71,261	$(79,940)

Net income (loss)	$(16,787)	$40,142	$(5,309)	$(181,628)

Earnings (loss) per common share:
Basic and Diluted	$(0.18)	$0.45	$(0.06)	$(2.56)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Shipments – primary aluminum (metric tons):
Direct	81,693	77,023	234,867	251,232
Toll	65,523	69,222	201,605	206,195
Total	147,216	146,245	436,472	457,427

Net sales (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$279.2	$228.7	$50.5	22.1%
Nine months ended September 30,	$852.4	$642.4	$210.0	32.7%

Higher price realizations for our primary aluminum shipments in the three months ended September 30, 2010, due to higher LME prices for primary aluminum, resulted in a $46.1 million sales increase.  Higher shipment volumes had a $4.4 million positive impact on net sales.  Direct shipments increased 4,670 metric tons in the three months ended September 30, 2010.  Approximately 3,100 metric tons of the increase is due to a shift from toll to direct sales at the Grundartangi smelter.  In addition, the Grundartangi smelter experienced a transformer outage in 2010, resulting in a reduction in aluminum production.

Higher price realizations for our primary aluminum shipments in the nine months ended September 30, 2010, due to higher LME prices for primary aluminum, resulted in a $240.3 million sales increase.  Lower shipment volumes had a $30.3 million negative impact on net sales.  Direct shipments decreased 16,365 metric tons in the nine months ended September 30, 2010 primarily due to capacity curtailments that occurred in the first quarter of 2009.  Toll shipments decreased 4,590 metric tons from the same period in 2009 due to a shift from toll to direct sales in the third quarter of 2010 and a transformer outage at the Grundartangi smelter in 2010.

Gross profit (loss) (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$15.8	$(2.4)	$18.2	758.3%
Nine months ended September 30,	$71.3	$(79.9)	$151.2	189.2%

During the three months ended September 30, 2010, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $27.1 million.  The volume impact was a $0.8 million decrease to gross profit.  In addition, we experienced $13.1 million in net cost increases, relative to the same period in 2009, comprised of: increased power and natural gas costs at our U.S. smelters (primarily attributable to our new power contract at Hawesville), $5.4 million; increased costs for materials, supplies and maintenance, $5.8 million; and other cost increases, $2.7 million; offset by lower depreciation and amortization expense, $0.8 million.

During the nine months ended September 30, 2010, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $213.6 million.  Gross profit increased $11.8 million in the current nine month period as a result of lower shipment volumes which were in a gross loss position in 2009.  Lower shipment volumes were due to capacity curtailments that occurred in the first quarter of 2009.  In addition, we experienced $47.6 million in net cost increases, compared to the same period in 2009, comprised of:  increased power and natural gas costs at our U.S. smelters (primarily attributable to our new power contract at Hawesville), $29.2 million; increased costs for materials, supplies and maintenance, $9.6 million; and other cost increases, $18.5 million; offset by lower depreciation and amortization expense, $9.7 million.

Due to the turnover of inventory during the three and nine months ended September 30, 2010 and increased market prices at the end of the third quarter of 2010, the previously recognized lower of cost or market inventory reserves were adjusted to reflect the current value for our September 30, 2010 ending inventory.  Relative to the comparable 2009 periods, these adjustments represent a period to period positive swing in gross profit of $5.0 million for the three months ended September 30, 2010 and a period to period negative swing in gross profit of $26.6 million for the nine months ending September, 2010.

Other operating income (expenses) - net (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$(3.1)	$55.6	$(58.7)	(105.6)%
Nine months ended September 30,	$(12.2)	$22.1	$(34.3)	(155.2)%

In February and March 2009, CAWV curtailed the remaining three potlines at its Ravenswood facility and CAKY curtailed one potline at its Hawesville facility.  Charges totaling $1.8 million and $35.3 million in the three and nine months ended September 30, 2009, respectively, represent the recognition of employee–related liabilities, contractual obligations and losses on alumina sales associated with the curtailment of capacity, as well as expenses incurred while the Ravenswood facility was in a curtailed state.  The charges in 2010 are for expenses incurred while the Ravenswood facility is in a curtailed state.  For further discussion see Note 3 Curtailment of Operations – Ravenswood and Hawesville in the consolidated financial statements included herein.

During the three and nine months ended September 30, 2009, we recorded a gain of $81.2 million related to our agreement with E.ON that was consummated concurrently with the new long term power contract for Hawesville.  In addition, we wrote off the remaining carrying value of the intangible asset associated with the previous power contract that was terminated July 16, 2009.  The amount of the write-off was $23.8 million.  See Note 2 Long-term power contract for Hawesville for additional information about this contract.

Selling, general and administrative expenses (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$12.5	$11.4	$1.1	9.6%
Nine months ended September 30,	$35.7	$32.8	$2.9	8.8%

Selling, general and administrative expenses remained fairly constant between the 2010 and 2009 periods, except that in 2010, we have experienced increased administrative costs associated with the Helguvik project that are not part of the capital project expenses.

Interest expense – third party (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$6.5	$8.0	$(1.5)	(18.8)%
Nine months ended September 30,	$19.2	$24.0	$(4.8)	(20.0)%

The decrease in interest expense for the three and nine months ended September 30, 2010 from the same periods in 2009 is the result of the exchange of our convertible debt for equity in the third and fourth quarters of 2009, partially offset by increased interest expense due to the exchange of 8.0% Notes for 7.5% Notes in the fourth quarter of 2009 and the first quarter of 2010.

Net loss on forward contracts (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$12.1	$0.9	$11.2	1244.4%
Nine months ended September 30,	$4.8	$7.8	$(3.0)	(38.5)%

The net loss in the three and nine months ended September 30, 2010 relate primarily to marking-to-market options that were put in place to provide partial price protection for our Hawesville facility.  The net loss in the three months ended September 30, 2009 relates to the discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts with the transfer of our ownership interest in Gramercy.  The net loss in the nine months ended September 30, 2009 relates primarily to the recognition of previously settled Icelandic krona hedges associated with the Helguvik project, discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts and losses on derivatives associated with the Hawesville and Ravenswood power contracts.

Income tax benefit (expense) (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$0.6	$6.6	$(6.0)	(90.9)%
Nine months ended September 30,	$(8.3)	$8.1	$(16.4)	(202.5)%

The change in the income tax provision for the three months ended September 30, 2010 from the same period in 2009 is primarily due to the favorable benefit from the release of income tax reserves in 2009 that were no longer required.  The change in the income tax provision for the nine months ended September 30, 2010 from the same period in 2009 is primarily due to the release of income tax reserves in 2009 and improved earnings at our Grundartangi facility.  In addition, the Icelandic statutory tax rate increased to 18% in 2010 from 15% in 2009.  We continue to have a full valuation allowance against our U.S. federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

Equity in earnings (losses) of joint ventures (in millions)	2010	2009	$ Difference	% Difference
Three months ended September 30,	$1.2	$0.6	$0.6	100%
Nine months ended September 30,	$2.8	$(69.1)	$71.9	(104.1)%

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

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through public offerings of our common stock in each of the last three completed fiscal years and in 2004 we accessed the public debt markets.  We are continuously exploring various financing alternatives. Our principal uses of cash are the funding of operating costs (including post-employment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, payments for primary aluminum put option contracts, investments in our aluminum growth activities and in related businesses, working capital and other general corporate requirements.

Based on current actuarial and other assumptions, we expect to make a required contribution to the defined benefit plans we sponsor of approximately $1 million in the fourth quarter of 2010 and additional contributions of approximately $14 to 18 million during 2011.

In September 2010, we recorded an approximately $39 million net reduction in our accrued postretirement benefit costs for amendments to the Century Aluminum of West Virginia, Inc. post retirement medical benefit plan that were effective January 1, 2010.  We expect these plan amendments will significantly reduce our future cash payments for post retirement medical benefits.  See Note 12 Commitments and Contingencies in the consolidated financial statements included herein for additional information about the Ravenswood retiree medical benefit changes.

Our consolidated cash and cash equivalents balance at September 30, 2010 was approximately $265 million compared to $198 million at December 31, 2009.  Century's revolving credit facility, which would have matured in September 2010, was refinanced in July 2010 with a generally similar facility that matures in July 2014.  As of September 30, 2010, our New Credit Facility had no loan amounts outstanding and approximately $83 million of net availability.  We have approximately $11.5 million of restricted cash deposits related to collateral for issued but undrawn letters of credit placed under our previous credit facility and $7.5 million cash collateral for the Big Rivers power contract.  We expect to fully recover these restricted cash deposits in the fourth quarter of 2010 and replace these letters of credit and cash collateral with new letters of credit under the New Credit Facility.  Availability under the New Credit Facility has been and will continue to be negatively impacted by the curtailment of production capacity at Ravenswood and the partial curtailment of production capacity at Hawesville, which have reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility.  Further curtailments of domestic production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under the New Credit Facility.

Recently enacted federal tax legislation allowed Century to carryback our net operating losses for up to five years, two years longer than the law previously allowed.  Under the new law, we filed for and received in April 2010 tax refunds of approximately $16 million by carrying back losses to earlier previous tax years.  We do not expect to receive any material tax refunds in the near future.

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

Capital expenditures for the first nine months of 2010 were $20.5 million, $15.1 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2010, excluding the activity on the Helguvik project, will be approximately $10 to 15 million compared to $16.9 million in 2009.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $25 to $35 million in contract cancellation costs.  We are working to complete the activities required for a full restart of construction activity at Helguvik, including the finalization of outstanding conditions under the contracts with the power suppliers and the confirmation that they will be in a firm position to finance and deliver the power per an agreed schedule.  The portion of capital expenditures for this project that we expect to fund from our existing cash and operating cash flow will be approximately $20 million during 2010.

Historical

Our statements of cash flows for the nine months ended September 30, 2010 and 2009 are summarized below:

	Nine months ended September 30,
	2010	2009
	(dollars in millions)
Net cash provided by operating activities	$100.3	$28.7
Net cash used in investing activities	(33.3)	(40.8)
Net cash provided by financing activities	—	79.0
Net change in cash and cash equivalents	$67.0	$66.9

Net cash from operating activities in the nine months ended September 30, 2010 was $100.3 million compared to $28.7 million in the first nine months of 2009.  The increase in cash flow from operations was due, in part, to higher operating income as a result of higher LME prices and lower cash payments in 2010 for curtailment costs relative to 2009. The increase was partially offset by lower income tax refunds received in 2010 relative to 2009 and an increase in working capital in the first nine months of 2009 as compared to a smaller increase in working capital in 2010.

Our net cash used in investing activities for the nine months ended September 30, 2010 was $33.3 million compared to $40.8 million in the first nine months of 2009.  The decrease was due to lower investments in capital expenditures to maintain and improve plant operations and reduced spending on the Helguvik project.  The decrease was partially offset by an increase in restricted cash deposits to temporarily collateralize certain obligations in 2010.

Net cash provided by financing activities during the nine months ended September 30, 2009 was $79.0 million.  We received proceeds from the issuance of common stock of $104.0 million related to the February 2009 public offering of common stock, net of offering expenses and we repaid $25.0 million for amounts outstanding under our revolving credit facility.

Other Commitments and Contingencies

Hawesville power agreement

On July 16, 2009, we announced the completion of a new, long-term power contract for our Hawesville, Kentucky smelter.  This contract requires us to provide credit support equivalent to two months of our obligations to Big Rivers under the power agreement.  Upon closing of the transaction, Century funded $7.5 million into a cash collateral account in partial satisfaction of this requirement.  Additional collateral will be required in November and December 2010 to satisfy the full credit support amount.  We expect to use letters of credit from our New Credit Facility to meet this collateral requirement and to replace the cash collateral currently held in partial satisfaction of the requirement.

Stockholder class actions amended

On April 27, 2010, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints.  A hearing was held on September 3, 2010 to hear our motion to dismiss the amended complaints, but no ruling has yet been made on the motion.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity price risk

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum by selling aluminum at fixed prices for future delivery, purchasing primary aluminum put option contracts, or entering into collar contracts (a combination of a put and a call option) as well as by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum).  Our risk management activities do not include any trading or speculative transactions.

Apart from the Alcan Rolled Products Metal Agreement, the Glencore Metal Agreement I, the Glencore Metal Agreement II, Glencore Sweep Agreement, Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 17,450 metric tons and 26,140 metric tons of primary aluminum at September 30, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 1,190 metric tons of primary aluminum at September 30, 2010 and 1,559 metric tons at December 31, 2009 of which 58 metric tons were with Glencore at September 30, 2010 and none were with Glencore at December 31, 2009.

We had no outstanding primary aluminum forward financial sales at September 30, 2010 and December 31, 2009.  We had no fixed price forward financial contracts to purchase aluminum at September 30, 2010 or December 31, 2009.

Primary aluminum put option and collar contracts

We entered into primary aluminum put option contracts and collar contracts (combination of a put and a call option) that settle monthly through December 2011 based on LME prices.  The put option contracts account for approximately 60% of Hawesville’s current production level through 2010 and approximately 42% of its current production level for 2011 with a strike price around Hawesville’s cash break-even price.  These options were purchased to partially mitigate primary aluminum price risk and we may consider purchasing additional put options or other hedging vehicles in the future.

Primary aluminum option contracts outstanding as of September 30, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	15,000	15,000
Call option contracts, settle monthly in 2010	—	7,500
Put option contracts, settle monthly in 2011	37,800	43,800

Natural gas forward financial purchase contracts

To mitigate the volatility of the natural gas markets, from time to time, we enter into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts are designated as cash flow hedges.

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	September 30, 2010	December 31, 2009
Natural gas forward financial purchase contracts (in thousands of MMBTU)	90	—

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.1 million on accumulated other comprehensive loss for the period ended September 30, 2010 as a result of the natural gas forward financial purchase contracts outstanding at September 30, 2010.

Foreign currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to, the Icelandic krona (“ISK”), the euro and the Chinese yuan.  Grundartangi’s labor, maintenance and other local service costs are denominated in Icelandic krona and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect a significant portion of the capital expenditures for construction of the Helguvik project will be denominated in currencies other than the U.S. dollar with a significant portion in ISK.

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of September 30, 2010, we had no foreign currency forward contracts outstanding.

Natural hedges

Our alumina contracts are indexed to the LME price for primary aluminum.  As of September 30, 2010, these contracts hedge approximately 15% of our production for the remainder of 2010.  As of September 30, 2010, approximately 35% of our production for the remainder of 2010 is hedged by our LME-based alumina contracts and Grundartangi’s electrical power and tolling contracts.

Our metals, natural gas and foreign currency risk management activities are subject to the control and direction of senior management.  These activities are regularly reported to our audit committee and board of directors.

Item 4.  Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

b. Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2010, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 27, 2010, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints.  A hearing was held on September 3, 2010 to hear our motion to dismiss the amended complaints, but no ruling has yet been made on the motion.  See Note 12 Contingencies and Commitments – Legal Contingencies for more information about these actions.

Item 1A.  Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2009 Annual Report on Form 10-K and Item 1A of Part II or our Quarterly Report on Form 10-Q for the period ended June 30, 2010, which are incorporated by reference herein.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1
Loan and Security Agreement, dated as of July 1, 2010, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		8-K	001-34474	July 2, 2010
10.2
Amendment No 1 to Loan and Security Agreement, dated as of August 18, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
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

Century Aluminum Company

Date:	November 9, 2010	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	November 9, 2010	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1
Loan and Security Agreement, dated as of July 1, 2010, by and among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		8-K	001-34474	July 2, 2010
10.2
Amendment No 1 to Loan and Security Agreement, dated as of August 18, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
X
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X