Form 10-K
period 2010-12-31
CENTURY ALUMINUM CO
filed 2011-03-16
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-34474

CENTURY ALUMINUM COMPANY

(Exact name of registrant as specified in its charter)
Delaware	13-3070826
(State or other jurisdiction of	(IRS Employer Identification No.)
Incorporation or organization)

2511 Garden Road	93940
Building A, Suite 200	(Zip Code)
Monterey, California
(Address of registrant’s principal offices)

Registrant’s telephone number, including area code:  (831) 642-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	(NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☒  No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2010, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $495,000,000.  As of February 28, 2011, 92,968,272 shares of common stock of the registrant were issued and outstanding.

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

Available Information

Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com.  Our website provides access to filings we have made through the EDGAR filing system of Securities and Exchange Commission (the “SEC”), including our annual, quarterly and current reports filed on Forms 10-K, 10-Q and 8-K, respectively, and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by our directors, executive officers and beneficial owners of more than 10% of our outstanding common stock. These filings are also available on the SEC website at www.sec.gov.  In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q, and Forms 8-K upon request.  Requests for these documents can be made by contacting our Investor Relations Department by mail at: 2511 Garden Road, Building A, Suite 200, Monterey, CA 93940, or phone at: (831) 642-9300.  Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

This annual report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”

Forward-looking statements in this annual report, for example, include statements about the following subjects, among other things:

•	Our business objectives, strategies and initiatives, the growth of our business and our competitive position and prospects;
•	Our assessment of significant economic, financial, political and other factors and developments that may affect our results;
•	Our assessment of the aluminum market, aluminum prices, aluminum financing, inventories and warehousing arrangements and other similar matters;
•	Aluminum prices and their effect on our financial position and results of operations;
•
Future construction investment and development of our facility in Helguvik, Iceland, including future capital expenditures, the costs of completion, production capacity and the resolution of disputes and discussions with the power providers for that facility;

•	Our hedging strategies and their potential effects;
•
Our curtailed operations, including the potential restart of operations at our Ravenswood, West Virginia facility and the restarting of the fifth pot line at our Hawesville, Kentucky facility and related increases in our production capacity;

•	Our current intent not to pay dividends;

•	Our ability to access the credit and capital markets on acceptable terms to obtain funding for our operations and capital projects;
•	Our procurement of electricity, alumina and other raw materials;
•	Estimates of our pension and other postemployment liabilities, deferred income tax assets and property plant and equipment impairment, and other contingent liabilities and contractual commitments;
•	Changes in, or the elimination of, the retiree medical benefit plans and programs of certain of our subsidiaries and their effect on our financial position and results of operation;
•	Pension plan investment policies, expect returns and strategies;
•	Repayment of contingent liabilities to E.ON U.S. relating to the “unwind” of former power arrangements relating to our Hawesville, KY facility;
•	Potential obligations to repurchase all or part of our 1.75% convertible senior notes due 2024;
•
Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets, including goodwill and intangible assets;

•	Future cash flows required to meet our contractual obligations;
•	Our anticipated tax liabilities or refunds;
•	Changes in the duty on primary aluminum imports into the European Union (the “EU”);
•	Negotiations with our unionized workforce, including potential renegotiation of wage terms with the Grundartangi labor unions;
•	Compliance with laws and regulations;
•	The costs and effects and our evaluation of legal and regulatory actions, investigations and similar matters;
•	The effect of future laws and regulations;
•	Our debt levels and intentions to incur additional debt in the future;
•	Our ability to use net operating losses (“NOL”), tax credits and other tax assets; and
•	The suitability and adequacy of our facilities.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this annual report. However, the forward-looking statements are subject to many risks and uncertainties, including those described under Item 1A, “Risk Factors,” and we cannot guarantee our future performance or results of operations, and you should not place undue reliance on these forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, you are advised to consult any additional disclosures we make in our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K filed with the SEC.  See Item 1, “Business - Available Information.”

Overview

We produce primary aluminum.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the “LME”).  Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current primary aluminum rated production capacity is 785,000 metric tons per year (“mtpy”), of which approximately 219,000 mtpy was curtailed as of February 28, 2011.  We are presently in the process of restarting 49,000 mtpy of this idled capacity.  We produced approximately 585,000 mtpy of primary aluminum in 2010.

Our primary aluminum capacity includes our facility in Grundartangi, Iceland (“Grundartangi”) with rated capacity of 260,000 mtpy; our facility in Hawesville, Kentucky (“Hawesville”) with rated capacity of 244,000 mtpy; our facility in Ravenswood, West Virginia (“Ravenswood”), currently curtailed, with rated capacity of 170,000 mtpy; and a 49.7% interest in a facility in Mt. Holly, South Carolina (“Mt. Holly”) that provides us with rated capacity of 111,000 mtpy.  We are also constructing a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”) which is currently contemplated to have a rated capacity of up to 360,000 mtpy.  In addition to our primary aluminum assets, we have a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in China.  The BHH facility has an annual anode production capacity of up to 180,000 mtpy and an annual cathode graphitization capacity of up to 20,000 mtpy and supplies a portion of the anodes used in our Grundartangi facility.

In light of current economic conditions and our U.S. subsidiaries’ high relative operating cost structure, as of December 31, 2010, all operations at Ravenswood and one potline at Hawesville remained curtailed.  We have announced plans to restart the idled potline at our Hawesville facility.  Restarting the idled potline will bring Hawesville to full production capacity and the restart is currently expected to be completed during the second quarter of 2011.  Upon full restart of the idled potline at Hawesville, our annualized operating rated production capacity of primary aluminum will be approximately 615,000 mtpy.

We have continued investing in the Helguvik project.  During 2010, project activity and spending remained at modest levels.  We plan to restart major construction activity in 2011 subject to the resolution of ongoing discussions with the contracted power suppliers for the project, including the resolution of the ongoing arbitration proceedings between our Nordural Helguvik ehf subsidiary and HS Orka hf.  See “—Primary Aluminum Facilities — Helguvik project — Power Supply Agreements.”

Primary Aluminum Facilities:

Facility	Location	Operational	Rated Capacity (mtpy)	Active Operating Capacity (mtpy)	Ownership Percentage
Grundartangi	Grundartangi, Iceland	1998	260,000	260,000	100%
Hawesville (1)	Hawesville, Kentucky, USA	1970	244,000	195,000	100%
Ravenswood (2)	Ravenswood, West Virginia, USA	1957	170,000	—	100%
Mt. Holly (3)	Mt. Holly, South Carolina, USA	1980	224,000	111,000	49.7%

(1)
As of December 31, 2010, we were operating four potlines with a capacity of 195,000 mtpy and have idled one potline at the Hawesville facility.  We announced plans to restart the idled potline and currently expect to complete the restart in the second quarter of 2011 bringing the facility to full rated capacity of 244,000 mtpy.

(2)
In February 2009, we curtailed all operations at the Ravenswood facility.  We may in the future restart the curtailed operations upon the realization of several objectives, including a new power agreement which would provide for flexibility in Ravenswood’s cost structure under adverse industry conditions as well as a new labor agreement.

(3)	Alcoa holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s capacity is approximately 111,000 mtpy.

Joint Venture Facility:

Facility	Location	Type	Capacity	Ownership Percentage
Baise Haohai Carbon Co., Ltd (1)	Guangxi Zhuang, China	Carbon anode and cathode	180,000 mtpy anode; 20,000 mtpy cathode	40%

(1)	Guangxi Qiangqiang Carbon Co., Ltd. holds the remaining 60% ownership interest and is the operator of this facility.

Our current long-term strategic objectives are to: (a) expand our primary aluminum business by constructing, investing in or acquiring additional capacity that offers favorable returns and lowers our per unit production costs;  (b) further diversify our geographic presence; and (c) pursue low-cost upstream opportunities in bauxite mining, alumina refining and the production of other key raw materials.  The following table shows our primary aluminum shipment volumes since 2005.

Recent Developments

Information on our recent developments is available in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

Competition

The market for primary aluminum is global, and demand for aluminum varies widely from region to region.  We compete with U.S. and international companies in the aluminum industry primarily in the areas of price, quality and service.  In addition, aluminum competes with materials such as steel, copper, carbon fiber, composites, plastic and glass, each of which may be substituted for aluminum in certain applications.

Our Hawesville plant is located adjacent to its largest customer.  This location allows Hawesville to deliver a portion of its production in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. We believe that Hawesville also has a competitive advantage in that it currently is the largest producer of high purity aluminum in North America.

Customer Base

In 2010, we derived approximately 80% of our consolidated sales from our three major customers: Glencore International AG (together with its subsidiaries, “Glencore”), Southwire Company (“Southwire”), and BHP Billiton.  Additional information about the revenues and percentage of sales to these major customers is available in Note 20 Business Segments of the Consolidated Financial Statements included herein.  We currently have long-term primary aluminum sales or tolling contracts with each of these customers.  More information about these contracts is available under “Forward Physical Delivery Agreements” in Note 16 Forward Delivery Contracts and Financial Instruments of the Consolidated Financial Statements included herein.

Financial Information about Segments and Geographic Areas

We operate in one reportable segment, primary aluminum.  Additional information about our primary aluminum segment and certain geographic information is available in Note 20 Business Segments to the Consolidated Financial Statements included herein.  For a description of certain risks attendant to our operations, see Item 1A, “Risk Factors.”

Energy, Key Supplies and Raw Materials

We consume the following key supplies and raw materials in the primary aluminum reduction process:

●	electricity	●	carbon anodes	●	liquid pitch
●	alumina	●	cathode blocks	●	calcined petroleum coke
●	aluminum fluoride	●	natural gas	●	silicon carbide

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 75% of our 2010 cost of goods sold.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks attendant to our raw material supplies and labor, see Item 1A, “Risk Factors.”

Long-term Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi does not have long-term alumina supply agreements because this facility tolls alumina provided by BHP Billiton, Norsk Hydro ASA (“Hydro”) and Glencore into primary aluminum.

In 2010, 6,200 metric tons of primary aluminum was produced at Grundartangi outside of such toll agreements, using alumina purchased on a spot basis.

Facility	Supplier	Term	Pricing
Mt. Holly	Trafigura AG	Through December 31, 2013	Variable, LME-based
Hawesville	Glencore	Through December 31, 2014	Variable, LME-based

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)	Appalachian Power Company	Through June 30, 2011	Based on published tariff, with provisions for pricing based on the LME price for primary aluminum
Mt. Holly (2)	South Carolina Public Service Authority (“Santee Cooper”)	Through December 31, 2015	Fixed price, with fuel cost adjustment clause;
Hawesville (3)	Big Rivers Energy Corporation (“Big Rivers”)	Through December 31, 2023	Cost-based
Grundartangi	Landsvirkjun	Through 2019 - 2029	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur (“OR”)
HS Orka hf (“HS”)
Helguvik (4)	OR	Approximately 25 years from the dates of each phase of power delivery under the respective power agreements	Variable rate based on the LME price for primary aluminum
HS

(1)
All operations at the Ravenswood facility are presently curtailed.  Appalachian Power supplies all of Ravenswood’s power requirements.  Effective July 28, 2006, the Public Service Commission of the State of West Virginia approved a special rate mechanism in connection with an increase in the applicable tariff rates.  Under the special rate mechanism, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  In June 2010, the West Virginia Public Service Commission (the “PSC”) extended the special rate mechanism and will review the extension in 2011.

(2)
In 2010, Santee Cooper amended the Mt. Holly power contract to provide power through 2015 priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs with early termination provisions to allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME falls below certain negotiated levels.

(3)
In July 2009, Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”), along with E.ON U.S. (“E.ON”) and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”).The Big Rivers Agreement provides adequate power for Hawesville’s full production capacity requirements (approximately 482 megawatts (“MW”)) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the Big Rivers agreement, any power not consumed by Hawesville will be made available for sale and we will receive credits for actual power sales up to our cost for that power.

(4)
HS and OR have alleged that certain conditions to the delivery of power under the power supply agreements have not been satisfied.  Our wholly-owned subsidiary, Norðurál Helguvik ehf (“Nordural Helguvik”) has entered into arbitration with HS and is in discussions with OR with respect to the satisfaction of these conditions.  See “—Primary Aluminum Facilities — Helguvik project — Power Supply Agreements” and Item 1A, “Risk Factors — If we are unable to procure a reliable source of power the Helguvik project may not be feasible.”

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

Facility	Organization	Term
Hawesville	USWA	Through March 31, 2015
Ravenswood (1)	USWA	Expired August 31, 2010
Grundartangi (2)	Icelandic labor unions	Through December 31, 2014

(1)
We are currently in discussions with the USWA regarding this labor contract, but are unable to predict the outcome of such discussions at this time.  See Item 1A, “Risk Factors — Union disputes could raise our production costs or impair our production operations.”

(2)
In April 2010, Norðurál Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expired on January 1, 2011 after which time the wage terms may be renegotiated.  The labor agreement in its entirety expires on December 31, 2014.  We are currently involved in negotiations with the labor unions regarding the wage terms.  The facility has continued to operate normally during these negotiations.

Pricing

Our operating results are highly sensitive to changes in the price of primary aluminum, electrical power, raw materials and supplies used in its production.  As a result, we try to mitigate the effects of fluctuations in primary aluminum, electrical power, raw material and supply prices through the use of various fixed-price commitments and financial instruments.  In recent years, we have purchased primary aluminum put option contracts to protect our downside price risk exposure for a significant portion of our domestic production.

Generally, we price our products at an indexed or “market” price, in which the customer pays an agreed-upon premium over the LME price or other market indices.

Grundartangi derives substantially all of its revenues from tolling arrangements whereby it converts alumina provided by its customers into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi's revenues are subject to market price risk associated with the LME price for primary aluminum; however, because Grundartangi tolls alumina for its customers, it is not exposed to fluctuations in the price of alumina for its tolling production.  Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum.  Any decreases in the EU import duty could have a negative impact on Grundartangi’s revenues.

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility located in Grundartangi, Iceland, is owned and operated by our subsidiary, Norðurál Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity was expanded in 2001, 2006 and 2007.  The facility has an annual rated production capacity of 260,000 mtpy.

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

Tolling Agreements.  Grundartangi has long-term tolling agreements for most of its production capacity with BHP Billiton, Hydro and Glencore.  The tolling counterparties provide alumina and receive primary aluminum in return for tolling fees that are based on the LME price of primary aluminum.  See Note 16 Forward Delivery Contracts in the Consolidated Financial Statements included herein for more information about these agreements.

Direct Sales. In 2010, Grundartangi produced approximately 6,200 metric tons of primary aluminum outside of the tolling agreements, using alumina purchased on a spot basis.

Power. Grundartangi purchases power from Landsvirkjun, HS and OR under various long-term contracts due to expire between 2019 and 2029. The power delivered to Grundartangi is priced at rates based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources.

Employees.  Our employees at Grundartangi are represented by five labor unions that operate under a labor contract through December 31, 2014.  The wage terms of the labor agreement expired on January 1, 2011 and we are currently involved in negotiations with the labor unions regarding the wage terms.  The labor agreement in its entirety expires on December 31, 2014.  .

Hawesville

Hawesville is owned by Century Aluminum of Kentucky, our wholly owned subsidiary.  Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970.  Hawesville has five reduction potlines with an annual rated production capacity of 244,000 metric tons.

In December 2010, we announced plans to restart a potline at our Hawesville facility that was idled in March 2009.  Restarting the idled potline will bring Hawesville to full production capacity and the restart process is currently expected to be completed during the second quarter of 2011.

Hawesville's four operating potlines are specially configured and operated to produce high purity primary aluminum and have an annual rated production capacity of approximately 195,000 metric tons, making it the largest producer of high purity primary aluminum in North America.  The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a premium to standard-purity aluminum.  Hawesville’s specially configured plant provides the high-conductivity metal required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications.

Metal Sales Agreement.  Hawesville has aluminum sales contracts with Southwire (the “Southwire Metal Agreement”).  The current Southwire Metal Agreement will expire March 31, 2011, when a successive Southwire Metal Agreement begins and extends through December 31, 2013 on substantially similar terms. The price for the molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contracts, Hawesville supplies between 220 and 240 million pounds (approximately 100,000 to 109,000 metric tons) of high-conductivity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility.  In addition, we have a contract to sell to Glencore all primary aluminum we produce in the U.S., less existing agreements and high purity sales through December 31, 2011 (the “Glencore Sweep Agreement”).  The Glencore Sweep Agreement provides for variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Southwire Metal Agreement and Glencore Sweep Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward Delivery Contracts and Financial Instruments of the Consolidated Financial Statements included herein.

Alumina.  In 2010, Hawesville received a portion of its alumina supply from Gramercy Alumina Company (“Gramercy”) and the remainder from Glencore.  In 2011, Hawesville will receive its alumina supply from Glencore under our long-term alumina purchase agreement.

Power.  Kenergy, a subsidiary of Big Rivers, provides Hawesville’s electrical power under the Big Rivers Agreement.  The Big Rivers Agreement provides for long-term cost-based power through December 31, 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not consumed by Hawesville will be made available for sale and we will receive credits for actual power sales up to our cost for that power.

In connection with the July 2009 “unwind” of the former contractual arrangement between CAKY, Big Rivers and E.ON (the “Unwind”), E.ON agreed to mitigate a significant portion of Hawesville’s near-term risk associated with electrical power cost and excess power as such costs were incurred by CAKY through December 2010.  At the conclusion of this arrangement, E.ON had paid approximately $95 million on CAKY’s behalf in direct payments to Big Rivers under the Big Rivers Agreement.  Because E.ON’s payments to Big Rivers in connection with the Unwind were in excess of E.ON maximum obligation to CAKY, CAKY has a contingent obligation to repay $13 million to E.ON over time if certain conditions are met before December 31, 2028.  As of December 31, 2010, we recorded an approximate $13 million contingent liability to E.ON in other liabilities.  Based on the projected long-term LME forward market and the contractual terms of the E.ON agreement, Century may be required to repay this contingent liability prior to 2028.  See Note 2 Long-term Power Contract for Hawesville in the Consolidated Financial Statements included herein.

Employees.  The bargaining unit employees at Hawesville are represented by the USWA.  Century’s collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires March 31, 2015.

Mt. Holly

Mt. Holly, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed and operationally efficient aluminum reduction facility in the United States.  The facility consists of two potlines with a total annual rated production capacity of 224,000 mtpy and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at a premium to standard-grade primary aluminum.  Our 49.7% interest represents approximately 111,000 mtpy of the facility’s annual production capacity.

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

Metal Sales Agreements.  We have a contract to sell Glencore 20,400 mtpy of primary aluminum produced at Mt. Holly or Hawesville at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium (the “Glencore Metal Agreement”).  Under the Glencore Sweep Agreement, any additional primary aluminum produced in the U.S. (including Mt. Holly), less existing agreements and high purity sales, will be sold to Glencore at variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Glencore Metal Agreement and Glencore Sweep Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward Delivery Contracts and Financial Instruments of the Consolidated Financial Statements included herein.

Alumina.  Substantially all of our alumina requirements for Mt. Holly will be provided by Trafigura AG under an agreement that extends through 2013.  The pricing for alumina under our contract with Trafigura is variable and based on the LME price for primary aluminum.

Power.  Mt. Holly purchases all of its power requirements from Santee Cooper under a take-or-pay service agreement that runs through 2015. In 2010, Santee Cooper amended the Mt. Holly power contract to provide power delivered through 2015 priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs, with early termination provisions to allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME falls below certain negotiated levels.

Employees.  The employees at Mt. Holly are employed by Alcoa and are not unionized.

Ravenswood

The Ravenswood facility is owned and operated by our subsidiary, Century Aluminum of West Virginia, Inc.  Built in 1957, Ravenswood has four potlines with a production capacity of 170,000 metric tons.  The facility is located adjacent to the Ohio River near Ravenswood, West Virginia.

In February 2009, we conducted an orderly curtailment of the plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed by February 20, 2009.  We may restart the curtailed operations upon the realization of several objectives, including a new power agreement which would provide for flexibility in Ravenswood’s cost structure under adverse industry conditions as well as a new labor agreement.

Legislation has been passed in West Virginia that gives us the ability to enter into discussions with the public service commission in regard to an enabling power contract for the idled plant.  We are currently engaged in discussions with the utility as well as the labor union.  Until those discussions are further progressed it is not possible to predict when or if a restart might occur.

Power.  Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In June 2010, the PSC agreed to extend the special rate contract terms of the existing agreement for one year.  We are reviewing options to further extend the term of the existing agreement that establishes the LME-based cap on the tariff rates.

Employees.  The bargaining unit employees at Ravenswood represented by the USWA were under a labor agreement that expired on August 31, 2010.  Negotiations for a new labor agreement are ongoing.

Amendments to retiree medical benefits.  Effective January 1, 2011, CAWV will no longer be providing retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.

Helguvik project

The Helguvik project site is located approximately 30 miles from the city of Reykjavik and is owned and would be operated through our Nordural Helguvik ehf subsidiary. This site provides a flat location and existing harbor, as well as proximity to the international airport, the capital and other industry.

Construction of the Helguvik project commenced in June 2008.  We significantly reduced construction activity and spending on the project in late 2008 in response to the global financial crisis and deterioration of Icelandic economic and political conditions.  Construction activity and spending on the project remains significantly curtailed pending confirmation from the contracted power suppliers that they will be able to finance and deliver the required power per an agreed schedule.  See “ – Power Supply Agreements.”  We are working to complete the activities required for a full restart of construction activity at Helguvik and currently plan to restart major construction activity in 2011.  Capitalized costs for the project through December 31, 2010 were approximately $126 million, with approximately $20 million incurred during 2010.

See Item 1A, “Risk Factors – Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable at this time” for additional information.

Power Supply Agreements.  Norðurál Helguvik has signed electrical power supply agreements with HS and OR sufficient to power a smelter with a capacity of 360,000 mtpy.  Each of HS and OR have alleged that certain conditions to the delivery of power under the power supply agreements have not been satisfied.  Norðurál Helguvik has entered into arbitration with HS and is in discussions with OR with respect to the satisfaction of these conditions.  We currently expect a decision in the HS arbitration in the second or third quarter of 2011.    See Item 1A, “Risk Factors — If we are unable to procure a reliable source of power, the Helguvik project will not be feasible.”

Helguvik Investment Agreement.  An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the project such as the fiscal regime, was approved in April 2009 by the Icelandic Parliament.  In July 2009, the Investment Agreement was approved by the European Surveillance Authority and in August 2009 the agreement was executed by Norðurál Helguvik ehf and the Icelandic Minister of Industry.  Among other things, the Investment Agreement includes a commitment by the Government of Iceland to assist us in obtaining necessary regulatory approvals for completion of the Helguvik project.

Environmental Impact Assessment.  In October 2007, Norðurál received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment (“EIA”) for the proposed Helguvik smelter.

Transmission Agreement. In October 2007, Norðurál Helguvik signed a transmission agreement, which was subsequently amended in February and July 2009, with Landsnet hf (“Landsnet”) to provide an electrical power transmission system to the Helguvik project.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.  As a result of delays in construction of the Helguvik project, the parties are currently in discussions with respect to the timeline for construction of the transmission system.

Operating License. In September 2008, the Environmental Agency of Iceland issued an Operating License for the Helguvik smelter project.  The license authorizes production of up 250,000 mtpy through December 31, 2024.

Other agreements.  We have also entered into a site and harbor agreement with respect to the Helguvik project.

Joint Venture Facility

Baise Haohai Carbon Company, Ltd.

In 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in Baise Haohai Carbon Co., Ltd., a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The BHH facility has an anode production capacity of 180,000 mtpy and a cathode baking and graphitization capacity of 20,000 mtpy.  Construction of the facility was completed in 2008.

We paid $27.6 million for the investment and loaned BHH an additional $9.4 million.  Through December 2010, BHH has repaid $3.5 million on the loan.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.

Anode agreement.  BHH provides anodes to Grundartangi under a long-term agreement through 2012, renewable through December 31, 2015.

Environmental Matters

We are subject to various environmental laws and regulations both in the U.S. and in other countries.  We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences which require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas.  Such future requirements may result in unanticipated costs or liabilities which may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Item 3 Legal Proceedings and in Note 15 Commitments and Contingencies to the Consolidated Financial Statements included herein.

Intellectual Property

We own or have rights to use a number of patents or patent applications relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these patents or patent applications.

Employees

As of December 31, 2010, we employed approximately 1,300 employees.

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

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply factors and other conditions.  Historically, aluminum prices have been volatile, and we expect such volatility to continue.  During significant portions of 2008 and 2009, we experienced unfavorable global economic conditions and a decline in worldwide demand for primary aluminum.  In addition, warehouse inventory levels were at or near historically high levels in 2010, which may cause primary aluminum prices to fall as such inventory enters the market.  Declines in primary aluminum prices reduce our earnings and cash flows.  If the price we realize for our products falls below our cost of production, we may choose or be forced to curtail operations to fund our operations.  There can be no assurance that we will be able to take actions necessary to curtail operations, if these steps are required.  Future downturns in aluminum prices may significantly reduce the amount of cash available to meet our obligations and fund our long-term business strategies and could have a material adverse effect on our business, financial conditions, results of operations and liquidity.

Disruptions to our raw material and electricity supply arrangements could increase our production costs.

Our business also depends upon the adequate supply of alumina, electricity, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes at competitive prices.  Disruptions to these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant, as applicable.  These disruptions may require us to purchase these products on the spot market on less favorable terms than under our current agreements due to the limited number of suppliers of these products or other market conditions.  In addition, we may not be able to obtain alumina in the future at prices that are based on the LME.  Because we sell our products based on the LME price for primary aluminum, we will not be able to pass on any increased costs of raw material that are not linked to the LME price to our customers.  A disruption in our materials or electricity supply may adversely affect our operating results if we are unable to secure alternate supplies of materials at comparable prices.

Certain of our alumina and electricity supply contracts contain “take-or-pay” obligations.

We have obligations under certain contracts to take-or-pay for specified quantities of alumina and electricity over the term of those contracts regardless of our operating requirements.  Therefore, our financial position and results of operations may be adversely affected by the market price for alumina and electric power, even if we were to curtail unprofitable production capacity, because we will continue to incur costs under these contracts to meet or settle our contractual obligations.  If we were unable to use such raw materials in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.

Increases in electricity costs adversely affect our business.

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs.  An increase in these costs would increase the price these facilities pay for electricity.  Costs under the Hawesville and Mt. Holly electricity contracts have substantially increased in recent years with rising fuel prices.  As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be adversely affected by the price for electric power even if we curtail unprofitable production capacity.  Significant increases in electricity costs at any of our operations may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Losses caused by disruptions in our supply of power would adversely affect our operations.

We use large amounts of electricity to produce primary aluminum.  Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and sudden losses of power may result in the hardening or “freezing” of molten aluminum in the pots where it is produced, which could require an expensive rebuilding process.  Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters or other catastrophic events.  If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses.  We operate our plants at close to peak amperage.  Accordingly, even partial failures of transformers would affect our production.  We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible provisions of those insurance policies.  In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events.  Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand.  Certain losses or prolonged interruptions in our operations may trigger a default under certain of our outstanding indebtedness and could have a material adverse effect on our business, financial position, results of operations and liquidity.

International operations expose us to political, regulatory, currency and other related risks.

We receive a significant portion of our revenues from our international operations, primarily in Iceland.  International operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, export duties, currency restrictions, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future adverse changes in these laws in the future could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. As we continue to explore other opportunities outside the U.S., including the Helguvik project, our currency risk with respect to the ISK and other foreign currencies will significantly increase.

If economic, financial and political conditions in Iceland were to deteriorate further, our financial position and results of operations could be adversely impacted.

Iceland is important to our business.  Turmoil in Iceland’s economic, financial and political systems has decreased the stability of Iceland’s economy and financial markets and made cash management activities in Iceland more challenging.  For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland and, specifically, foreign currency within and outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic, financial or political conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to complete the Helguvik project, pay vendors, process payroll and receive payments could be adversely impacted, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Curtailment of unprofitable aluminum production at our U.S. facilities could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Curtailing unprofitable production to reduce our operating costs requires us to incur substantial expense, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production. In addition, the prospect of these costs and our joint ownership of certain of our operations limit our flexibility to curtail unprofitable production.

If we are unable to realize the intended effects of any production curtailment, including at our currently curtailed Ravenswood facility, or if any production curtailment does not achieve sufficient reduction in operating expenses, we may have to seek bankruptcy protection for some or all of our U.S. subsidiaries and/or may be forced to divest some or all of our U.S. subsidiaries.  If we were to seek bankruptcy protection for these subsidiaries, we would face additional risks.  Such action could cause concern among our customers and suppliers generally, distract our management and our other employees and subject us to increased risks of lawsuits.  Other negative consequences could include negative publicity, which could have a material negative impact on the trading price of our securities and negatively affect our ability to raise capital in the future.

Any curtailments of our U.S. operations, or actions taken to seek bankruptcy protection or divest some or all of our U.S. subsidiaries, could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We require substantial resources to pay our operating expenses and fund our capital expenditures.

We require substantial resources to pay our operating expenses and fund our capital expenditures, including construction at our Helguvik smelter site, restarting the fifth pot line at Hawesville and the investment program at our Grundartangi smelter.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could require substantial liquidity and access to sources of funds, including from capital and credit markets.  Changes in global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  If, among other factors, (1) primary aluminum prices were to decline, (2) our costs are higher than contemplated, (3) we suffer unexpected production outages, or (4) Icelandic laws change and either increase our tax obligations or limit our access to cash flow from our Icelandic operations, we would need to identify additional sources of liquidity.

If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures or fund operations, capital expenditure or other obligations, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business and growth prospects may be negatively impacted by past or future reductions in our capital expenditures or curtailment of production capacity.

In response to the global economic downturn and related disruptions in the financial markets, in 2008 and 2009 we curtailed significant production capacity and reduced capital expenditures.  Certain of these assets remain curtailed or delayed, including one potline at our Hawesville smelter (scheduled for restart to be completed in the second quarter of 2011), our Ravenswood smelter and the development of our Helguvik smelter.  Our ability to take advantage of improved market conditions may be constrained by these earlier curtailments, capital expenditure restrictions and other similar actions, and the long-term value of our business could be adversely impacted.  Our position in relation to our competitors may also deteriorate.  We may also be required to address commercial and political issues in relation to our reductions in capital expenditures or operational curtailment in certain of the jurisdictions in which we operate.  In addition, if we do not eventually resume operations at Ravenswood, we may be required to recognize a loss related to all or a portion of the assets of this facility.  Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable at this time.

Norðurál Helguvik ehf, our indirect, wholly owned subsidiary, has significantly curtailed construction activity and spending at our Helguvik project in response to the recent global economic conditions, Icelandic economic and political conditions and ongoing discussions with the power companies contracted to provide power to the Helguvik project.  See “If we are unable to procure a reliable source of power, the Helguvik project may not be feasible,” and “If economic and political conditions in Iceland deteriorate further, our financial position and results of operations could be adversely impacted.”  Norðurál Helguvik cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner.  If we fail to achieve operations, we may have to recognize a loss on our investment, which would have an adverse impact on our future earnings.

If we decide to proceed with the Helguvik project, this project is subject to various contractual approvals and conditions.  Many of the contractual arrangements related to the Helguvik project have time periods for performance.  The delay in restarting major construction and completing the Helguvik project has caused Norðurál Helguvik to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments, including with respect to power, transmission, technology and equipment.  There can be no assurance that the contractual arrangements and conditions, including extensions,  necessary to proceed with construction of the Helguvik project will be obtained or satisfied on a timely basis or at all.  In addition, such approvals or extensions may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint.  Even if we receive the necessary approvals and extensions on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, we will also need to procure a reliable source of power, arrange additional financing and either enter into tolling arrangements or secure a supply of alumina.  In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project infeasible.

We intend to finance our future capital expenditures from future capital raising, available cash and cash flow from operations.  We may be unable to raise additional capital, or do so on attractive terms, due to a number of factors, including a lack of demand, poor economic conditions, interruptions in the capital markets, unfavorable interest rates or our financial condition or credit rating at the time.   If additional capital resources are unavailable, we may further curtail construction and development activities.

Any delay in the completion of the project or increased costs could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.

The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter.  Norðurál Helguvik has entered into agreements with two providers of geothermal power, HS and OR, in Iceland for this power.  Each of HS and OR has alleged that certain conditions to the delivery of power under the power agreements have not yet been satisfied.  Norðurál Helguvik has entered into arbitration with HS and is in continued discussions with OR, and may in the future enter into arbitration with OR, with respect to this matter.  If we are unable to reach agreement with each of HS and OR or if we receive a negative outcome in arbitration, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and/or OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.  Any failure to complete the Helguvik project could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The generation of the contracted power for the Helguvik project will also require successful development of new geothermal energy sources within designated areas in Iceland and completion of the necessary transmission infrastructure to service the Helguvik project.  If there are construction delays or technical difficulties in developing these new geothermal sources, power may be delayed or may not be available.  Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and transmission of electric power are substantially beyond our ability to control, influence or predict, including the power and transmission providers’ ability to finance the development of new geothermal energy sources and associated transmission infrastructure.  In addition, if Norðurál Helguvik is unable to proceed with the Helguvik project, it may incur significant reimbursement obligations for certain costs incurred by third party providers under transmission and other agreements entered into in connection with the Helguvik project and be liable for significant power commitments already confirmed under its agreement with OR.  If the power or transmission providers are unable to provide or transmit the contracted amounts of power, such failure could substantially delay or make the Helguvik project infeasible and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Union disputes could raise our production costs or impair our production operations.

The bargaining unit employees at our Grundartangi, Hawesville and Ravenswood smelters are represented by labor unions.  If we fail to maintain satisfactory relations with any labor union representing our employees, including reaching a mutually satisfactory wage agreement with the labor unions representing our bargaining unit employees at our Grundartangi smelter in 2011, our labor contracts may not prevent a strike or work stoppage at any of these facilities in the future.  Any threatened or actual work stoppage in the future or inability to renegotiate our collective bargaining agreements could prevent or significantly impair our ability to conduct production operations at our unionized facilities, which could have a material adverse effect on our financial condition, results of operations and liquidity.

We could be adversely affected by the loss of a major customer or changes in the business or financial condition of our major customers.

In 2010, we derived approximately 80% of our consolidated sales from our three major customers: Southwire Glencore and BHP Billiton. We currently have long-term primary aluminum sales or tolling contracts with each of these customers. However, a significant downturn or further deterioration in the business or financial condition of one of these major customers could affect our results of operations. In addition, a loss of any of these customers could have a material adverse effect on our financial condition, results of operations and liquidity.

Our ability to access the credit and capital markets on acceptable terms may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

Our credit rating was adversely affected by the downturn in global economic and financial conditions, curtailment of production capacity at Ravenswood and Hawesville’s fifth pot line and the substantial levels of our existing indebtedness.  In addition, our availability under our revolving credit facility has been negatively impacted by the curtailment of production capacity at Ravenswood and Hawesville’s fifth pot line, which have reduced the amount of our domestic accounts receivable and inventory which secure our revolving credit facility.  Further curtailments of domestic production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under our revolving credit facility.  In addition, the holders of the approximately $47 million aggregate principal amount of our 1.75% convertible senior notes due 2024 (the “1.75% Notes”) that remain outstanding have an option to require us to repurchase all or any portion of these securities at par in August 2011 and to require us to settle in cash at market prices up to the aggregate principal amount of the 1.75% Notes upon conversion, which may occur at any time.  Repurchasing all or a portion of the outstanding 1.75% Notes or further curtailment of U.S. production capacity would increase our liquidity needs.  Our existing credit ratings or any future negative actions the credit agencies may take could negatively affect our ability to access the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.  An inability to access capital and credit markets when needed could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.

As of December 31, 2010, we had an aggregate of approximately $302 million principal amount of outstanding debt, excluding the E.ON contingent obligation.  We may incur additional debt in the future.

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

We have various obligations to make payments in cash that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Holders of our 1.75% Notes have the right to convert their notes at any time, which would require us to deliver cash up to the aggregate principal amount of notes to be converted.  In addition, in August 2011, the holders of our 1.75% Notes have an option to require us to repurchase all or any portion of these securities at par.  Our industrial revenue bonds (“IRBs”) and any future borrowings on our credit facility are at variable interest rates, and future borrowings required to fund working capital at our businesses, construction of the Helguvik project, acquisitions, or other strategic opportunities may be at variable rates.  An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.  In addition to our debt, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our operational flexibility.

Our ability to pay interest on and to repay or refinance our debt and to satisfy other commitments will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control.  Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, or to fund our other liquidity needs.  If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital.  There can be no assurance that we would be able to accomplish those actions on satisfactory terms or at all and if we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.

We may incur substantial additional debt in the future. Although the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Senior Secured Notes due 2014 (the “8.0% Notes”) limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  For example, as of December 31, 2010, approximately $50 million was available to us for borrowing under our revolving credit facility.  In addition, the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Notes do not prevent us from incurring certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt or other obligations, would increase.

Our debt instruments subject us to covenants and restrictions.

Our existing debt instruments contain various covenants that restrict the way we conduct our business and limit our ability to incur debt, pay dividends and engage in transactions such as acquisitions and investments, among other things, which may impair our ability to obtain additional liquidity and grow our business.  Any failure to comply with those covenants would likely constitute a breach under such debt instruments which may result in the acceleration of all or a substantial portion of our outstanding indebtedness and termination of commitments under our revolving credit facility. If our indebtedness is accelerated, we may be unable to repay the required amounts and our secured lenders could foreclose on any collateral securing our secured debt.  Any of the foregoing actions could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We depend upon intercompany transfers from our subsidiaries to meet our debt service obligations.

We are a holding company and conduct all of our operations through our subsidiaries.  Our ability to meet our debt service obligations depends upon the receipt of intercompany transfers from our subsidiaries.  Subject to the restrictions contained in our revolving credit facility and the indenture governing our 8.0% Notes, future borrowings by our subsidiaries could contain restrictions or prohibitions on intercompany transfers by those subsidiaries.  In addition, under applicable law, our subsidiaries could be limited in the amounts that they are permitted to pay as dividends on their capital stock.  For example, the Icelandic government and the Central Bank of Iceland are currently restricting the free transfer of funds outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland, which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland.

Future declines in the financial markets and/or our curtailment actions could have significant and adverse effects on our pension funding obligations.

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  As a result of poor investment returns due to the global financial crisis, the benefit plans we maintain were underfunded as of December 31, 2010.  If capital markets experience further significant losses, pension fund balances would likely fall and additional cash contributions to the pension funds will be required.  Additionally, as a result of our curtailment actions, we may be required to make additional significant contributions to the pension funds earlier than anticipated.

We may be required to write down the book value of certain assets.

We are required to perform various analyses related to the carrying value of various assets whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given the recent lack of profitability of certain of our production facilities and recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  In the future, we will continue to evaluate our assets for impairments and valuation allowance, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and reduce our balance of retained earnings.

Climate change, climate change legislation or regulations and greenhouse effects may adversely impact our operations.

Climate change and greenhouse gas emissions are the subject of significant attention in the countries in which we operate and a number of governments or governmental bodies in these countries have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change.  For example, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a “cap and trade” scheme for greenhouse gas emission allowance trading.  Because Iceland was granted emissions allowances under the Kyoto Protocol through 2012, Iceland has not yet implemented Directive 2003/87/EC, but it is anticipated that Iceland will begin complying with the Directive in 2013.  In addition, we are aware of proposed U.S. legislation that if enacted, among other things, would implement a “cap and trade” system of allowances and credits in the United States.

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

We are obligated to comply with various federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, China and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.   If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may have a material adverse effect on our business, financial condition, results of operations and liquidity. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than current or projected expenditures and costs.

Unpredictable events, including natural disaster, dangerous weather conditions, terrorist attack and political unrest, may adversely affect our ability to conduct business.

We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters and political unrest, including Iceland.  Iceland suffered several natural disasters in 2010, including significant volcanic eruptions and earthquakes.  Future unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business by causing disruptions in Icelandic, Chinese, U.S. or global economic conditions, inflicting loss of life, damaging property and requiring substantial capital expenditures and operating expenses to remediate damage and restore operations at our production facilities.

Acquisitions may present difficulties.

We have a history of making acquisitions and we expect to opportunistically seek to make acquisitions in the future.   We are subject to numerous risks as a result of our acquisition strategy, including the following:

•	we may spend time and money pursuing acquisitions that do not close;

•	acquired companies may have contingent or unidentified liabilities;

•	it may be challenging for us to manage our existing business as we integrate acquired operations;

•	we may not achieve the anticipated benefits from our acquisitions; and

•	management of acquisitions will require continued development of financial controls and information systems, which may prove to be expensive, time-consuming and difficult to maintain.

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

As of December 31, 2010, we had net operating losses, tax credits and other tax assets of approximately $1.7 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five−percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three−year period. Future transactions in our stock that may not be in our control may cause us to experience an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

Provisions in our charter documents and state law may make it difficult for others to obtain control of Century Aluminum, even though some stockholders may consider them to be beneficial; Glencore’s ownership interest in us may also deter any change in control of us.

Certain provisions of our restated certificate of incorporation and amended and restated bylaws, as well as provisions of the Delaware General Corporation Law, may have the effect of delaying, deferring or preventing a change in control of Century, including transactions in which our stockholders might otherwise have received a substantial premium for their shares over then current market prices.  For examples, these provisions:

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

In addition, while our Tax Benefit Preservation Plan expired in September 2010, our board of directors could re-implement the Tax Benefit Preservation Plan or other similar plan that would cause substantial dilution to any person or group who attempts to acquire a significant interest in us without advance approval from our board of directors.

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

Our relationship with Glencore may also deter a takeover.  As of December 31, 2010, we believe that Glencore beneficially owned, through its common stock, approximately 39.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 44.0% economic ownership of Century.

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC.

Item 2. Properties

We own the property on which our Hawesville and Ravenswood facilities are located.  The site on which the Grundartangi facility is situated is leased from Faxafloahafnir sf under a long-term lease that runs through 2020, renewable at our option.  The site for our Helguvik project is leased from Reykjaneshofn, an independent public authority owned by the Municipality of Reykjanesbaer, under a long-term lease expected to run through 2060, with an automatic extension provision.  Our corporate offices are subject to an operating lease that expires in June 2015.  We hold a 49.7% interest in a partnership which operates the Mt. Holly facility and a 49.7% undivided interest in the property on which the Mt. Holly facility is located.  The remaining interest in the undivided property at Mt. Holly is owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.

Except for our Ravenswood facility, which was fully curtailed in February 2009, and Hawesville, which is in the process of restarting a potline that was curtailed in 2009, all of our facilities are operating at or near their productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

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

The matter is under investigation.  An initial hearing with the EPA occurred in January 2010 at which CAKY agreed to provide the EPA with additional information regarding the alleged violations.  CAKY provided such information in February 2010.  We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.  We expect to resolve the matter in 2011.  For descriptions of certain environmental matters involving Century, see Note 15 Commitments and Contingencies to the Consolidated Financial Statements included herein.

On April 27, 2010, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints.  On March 3, 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed with prejudice and judgment was entered in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court on March 3, 2011.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of February 28, 2011.

Name	Age	Position and Duration
Logan W. Kruger	60	President and Chief Executive Officer since December 2005.
Wayne R. Hale	55	Executive Vice President and Chief Operating Officer since March 2007.
Michael A. Bless	45	Executive Vice President and Chief Financial Officer since January 2006.
William J. Leatherberry	40
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

Steve Schneider	55	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006.
Michelle M. Lair	35	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, Corporate Financial Analyst from May 2000 to October 2005.

Prior to joining Century, Mr. Bless served as managing director of M. Safra & Co., Inc., from February 2005 to January 2006.

Prior to joining Century, Mr. Hale served as Senior Vice President of Sual-Holding from April 2004 to February 2007.

Messrs. Kruger, Leatherberry and Schneider and Ms. Lair joined Century in 2005, 2005, 2001 and 2000, respectively.  Their respective biographical information is set forth in the table above.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol: CENX.  The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.

	2010		2009
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$18.77	$10.13	$12.80	$1.04
Second quarter	$16.75	$8.57	$8.39	$1.90
Third quarter	$13.26	$8.25	$12.18	$4.70
Fourth quarter	$16.59	$11.62	$16.90	$8.00

Holders

As of February 28, 2011, there were 24 holders of record of our common stock, which does not include the much larger number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividend Information

We did not declare dividends in 2010 or 2009 on our common stock.  We do not plan to declare cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing the 8.0% Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 Debt to the consolidated financial statements included herein.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2010 and 2009 and the selected consolidated statement of operations data for each of the years ended December 31, 2010, 2009 and 2008 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of each of the years ended December 31, 2008, 2007 and 2006 and the selected consolidated statement of operations data for each of the years ended December 31, 2007 and 2006 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein.

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

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2010 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
Net sales	$1,169,271	$899,253	$1,970,776	$1,798,163	$1,558,566
Gross profit (loss)	112,396	(65,665)	311,624	363,463	348,522
Operating income (loss)	102,980	(97,456)	168,557	303,543	309,159
Net income (loss)	59,971	(205,982)	(895,187)	(105,586)	(44,976)
Income (loss) per share:
Basic and diluted	$0.59	$(2.73)	$(20.00)	$(2.84)	$(1.39)

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Total assets	1,923,056	1,861,750	2,035,358	2,566,809	2,171,038
Total debt (6)	314,919	298,678	435,515	402,923	735,288
Long-term debt obligations (7)	261,621	247,624	275,000	250,000	559,331

	Year Ended December 31,
	2010 (1)	2009 (2)	2008 (3)	2007 (4)	2006 (5)
Other information:
Shipments – Primary aluminum:
Direct shipments (MT)	317,940	329,327	532,320	531,561	522,819
Toll shipments (MT)	267,455	275,799	271,451	235,390	157,120
Average realized price per metric ton:
Direct shipments	$2,297	$1,728	$2,700	$2,494	$2,397
Toll shipments	$1,634	$1,198	$1,966	$2,006	$1,942
Average LME price:
Per metric ton	$2,173	$1,665	$2,573	$2,638	$2,570
Average Midwest premium:
Per metric ton	$138	$104	$93	$69	$120

(1)
Net income includes an after-tax benefit of $56.7 million for changes to the Century of West Virginia retiree medical benefits program, a charge of $10.5 million for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4.6 million due to the continued curtailment of the Ravenswood facility.

(2)
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

(3)
Net loss includes an after-tax charge of $742.1 million (net of gain on settlement) for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting, a $515.1 million tax adjustment to establish reserves on deferred tax assets, a $94.9 million charge for goodwill impairment and an inventory write down to market value of $55.9 million.

(4)	Net loss includes an after-tax charge of $328.3 million for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.
(5)	Net loss includes an after-tax charge of $241.7 million for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting and by a gain of the sale of surplus land.
(6)
Total debt includes all long-term debt obligations, the contingent obligation to E.ON for payments made by E.ON above an agreed amount on CAKY’s behalf to Big Rivers under the Big River Agreement (the “E.ON contingent obligation”) and any debt classified as short-term obligations, net of any debt discounts, including current portion of long-term debt, the IRBs and the 1.75% Notes.

(7)
Long-term debt obligations are all payment obligations under long-term borrowing arrangements, including the E.ON contingent obligation and excluding the current portion of long-term debt and net of any debt discounts.

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

•
The principal components of cost of goods sold are alumina, electrical power, labor and carbon products, which in aggregate were in excess of 75% of the 2010 cost of goods sold.  Many of these costs are governed by long-term contracts.

Shipment volumes, average realized price and cost of goods sold per metric ton shipped are our key performance indicators.  Revenue can vary significantly from period to period due to fluctuations in the LME and Midwest price of primary aluminum.  Any adverse changes in the conditions that affect shipment volumes or the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows.  Fluctuations in working capital are influenced by shipments, the LME and Midwest price of primary aluminum, cost of electricity and materials and by the timing of cash receipts from major customers and disbursements to our suppliers.

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including electrical power, alumina, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes. Because we sell our products based principally on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments, financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows if we curtail unprofitable production capacity.

Electricity represents our single largest operating cost. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs. An increase in these costs would increase the price these facilities pay for electricity. Costs under the Mt. Holly electricity contract have substantially increased in recent years, partially caused by rising fuel prices.  As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be affected by the price for electric power even if we curtailed production capacity at these facilities.

The average LME price for primary aluminum rose to approximately $2,173 per metric ton in 2010 from approximately $1,665 in 2009.    Demand for aluminum products continued to improve in 2010 with significant growth in Asia and consistent but slow improvement in developed markets.  Commodity prices for other metals (copper in particular) rose sharply in 2010, resulting in a pricing relationship between these metals and primary aluminum that is inconsistent with historic trends.  If current pricing trends continue, there may be additional demand for primary aluminum products from substitution for these higher priced metals.

With higher LME prices some capacity recently idled has restarted or is in the process of restarting.  In addition, several new aluminum smelter construction projects that were put on hold during the recent economic crisis are now proceeding forward.  This additional capacity coming to market may result in lower LME prices of primary aluminum.

Current primary aluminum warehouse inventories remain at or near historically high levels.  Traditionally, high inventory levels tend to exert downward pressure on the LME price for primary aluminum; however this is contrary to what we have observed in the current market.  In addition, high warehouse inventory levels would also traditionally cause weakened premiums, but premiums in 2010 remained at or near multi-year highs in the U.S and Europe.  Certain industry analysts believe that these unusual pricing interactions are due to financing arrangements using physical aluminum inventory units as collateral as well as the anticipation of one or more physically backed aluminum exchange traded funds.  If this is the case, it is not possible to predict how long these financing arrangements and market speculation would support current primary aluminum pricing, but unless economic growth and demand for the metal begins to reduce primary aluminum inventory levels, we may experience lower LME prices for primary aluminum and lower premiums over the longer term due to high inventory levels.

Recent Developments

Hawesville collective bargaining agreement ratified by USWA

On December 23, 2010, Century Aluminum of Kentucky announced that the USWA local membership ratified a five-year labor contract covering approximately 500 hourly workers at the Hawesville aluminum smelter.

Ravenswood retiree health benefit changes

On November 1, 2010, CAWV communicated to its retirees that medical benefits will be eliminated effective January 1, 2011.  Effective January 1, 2011, CAWV will no longer be providing retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.

These actions were taken to restructure costs at the Ravenswood plant to position it more cost competitively for a potential restart.

Nordural Helguvik seeks arbitration to interpret one of its Helguvik power contracts

On August 4, 2010, Nordural Helguvik commenced arbitration proceedings with HS regarding, among other things, the satisfaction of several conditions to the supply of power under the Helguvik power contract between the parties.  Management intends to vigorously pursue these claims but, at the date of this report, it is not possible to predict the ultimate outcome of these proceedings.

Nordural Helguvik is in continued discussions with OR regarding the satisfaction of conditions under their existing power contract.

New revolving credit facility

On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries entered into a new four-year $100 million senior secured revolving credit facility (the "Credit Facility").  The Credit Facility replaces our previous credit facility that was scheduled to expire on September 19, 2010.  The Credit Facility, which expires on July 1, 2014, provides for borrowings of up to $100 million in the aggregate, including up to $50 million under a letter of credit sub-facility.  See Note 6 Debt for additional information about our new credit facility.

Mt. Holly power agreement amended

Santee Cooper amended the Mt. Holly power contract to provide power through 2015 priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs, with termination provisions to allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME falls below certain negotiated levels.

West Virginia enacts special power rate mechanism

The West Virginia state legislature enacted legislation which permits the West Virginia Public Service Commission to set special electric power rates for specific types of customers.  This legislation gives us the ability to enter into discussions with utilities and the public service commission regarding an enabling power contract for the curtailed plant.  The new law is an important step toward the possible restart of the Ravenswood smelter.  We plan to continue to engage in discussions with Appalachian Power Company (“APCo”) and the public service commission regarding an enabling power contract.

Upon reviewing the Ravenswood power contract with APCo in June 2010, the West Virginia Public Service Commission extended the special rate mechanism for one year.

Stockholder class actions dismissed and appeal

On April 27, 2010, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints and on July 9, 2010, we moved to dismiss the amended complaint.  On March 3, 2011, the court granted our motion, dismissed the actions with prejudice and entered judgment in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court on March 3, 2011.  See Note 15 Commitments and Contingencies – Legal Contingencies and Note 23 Subsequent Events for more information about these actions.

Five-year labor agreement signed at Nordural

In April 2010, Nordural Grundartangi ehf (“Nordural”) reached a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expired on January 1, 2011 and we are currently involved in negotiations with the labor unions regarding the wage terms.  The facility has continued to operate normally during these negotiations.  The labor agreement in its entirety expires on December 31, 2014.

Health care legislation enacted in March 2010

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Health Care Acts”) were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impact that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and OPEB obligations.

The Health Care Acts amend certain tax rules applicable to employers so that the portion of employer health care costs that are reimbursed by the Medicare Part D prescription drug subsidy will no longer be deductible by the employer for federal income tax purposes effective for years beginning after December 31, 2012.  Because of the loss of the future tax deduction, a reduction in the deferred tax asset related to the nondeductible OPEB liabilities accrued to date was recorded with an equal offsetting adjustment to our valuation allowance.  The Health Care Acts did not affect our cash flows or financial condition because we have a valuation allowance against all of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.

Century receives $16 million in tax refunds in April 2010

In April 2010, we received federal income tax refunds totaling $16 million for net operating loss carrybacks for the 2004 through 2007 tax years.

Additional 7.5% Note Exchanges in January and March 2010

We completed debt for debt exchanges in January and March 2010.  Investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of our 7.5% senior notes due 2014 (the “7.5% Notes”).  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that had accrued on the 8.0% notes since the original issuance date.  We completed debt-for-debt exchanges in January and March 2010 in which we issued approximately $4.1 million of 8.0% Notes in exchange for approximately $4.3 million of 7.5% Notes.  As of December 31, 2010, we had $2.6 million and $249.6 million of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

Tax Benefit Preservation Plan expired

Our Tax Benefit Preservation Plan (the “Plan”) was designed to provide us protection against a possible limitation on our ability to use net operating losses, tax credits and other tax assets to reduce potential future U.S. federal income tax obligations.  The Plan expired in accordance with its terms on September 29, 2010.

Results of Operations

The following discussion reflects our historical results of operations, which exclude the effects of:

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

Accordingly, the results for fiscal years 2009 and 2008 are not fully comparable to the results of operations for fiscal year 2010.  Our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our Consolidated Financial Statements included herein.

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(90.4)	(107.3)	(84.2)
Gross profit (loss)	9.6	(7.3)	15.8
Other operating income - net	3.2	1.8	—
Selling, general and administrative expenses	(4.0)	(5.3)	(2.4)
Goodwill impairment	—	—	(4.8)
Operating income (loss)	8.8	(10.8)	8.6
Interest expense	(2.2)	(3.4)	(1.6)
Interest income (expense) – related parties	—	0.1	(0.1)
Interest income	0.1	0.2	0.4
Loss on early extinguishment of debt	—	(0.3)	—
Other expense	—	(0.3)	(0.1)
Net loss on forward contract	(0.9)	(2.2)	(37.8)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	5.8	(16.7)	(30.6)
Income tax (expense) benefit	(1.0)	1.4	(15.7)
Income (loss) before equity in earnings (losses) of joint ventures	4.8	(15.3)	(46.3)
Equity in earnings (losses) of joint ventures	0.3	(7.6)	0.9
Net income (loss)	5.1%	(22.9)%	(45.4)%

The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per metric ton shipped:

Primary Aluminum shipments
	Direct (1)
	Metric tons	$/metric ton
2010	317,940	$2,297
2009	329,327	1,728
2008	532,320	2,700
	Toll
	Metric tons	$/metric ton
2010	267,455	$1,634
2009	275,799	1,198
2008	271,451	1,966

(1)	Direct shipments do not include toll shipments from Grundartangi.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net sales:  Net sales for the year ended December 31, 2010 increased $270.0 million to $1,169.3 million.  Higher price realizations for primary aluminum in the year ended December 31, 2010, contributed $296.7 million to the sales increase.  The monthly average LME cash price for 2010 was up 31% from the monthly average LME cash price in 2009.  Lower net sales volume negatively impacted the year over year sales increase by $26.7 million.  Direct shipments declined 11,387 metric tons from the same period in 2009 due to capacity curtailments in the U.S. that occurred during the first quarter of 2009.  Toll shipments declined 8,344 metric tons from the same period in 2009.  The decline in toll shipments from Grundartangi was due in part to a transformer outage that reduced overall metal production and also due to selling aluminum on a direct basis in 2010.  Grundartangi’s direct shipments were 6,196 metric tons in 2010.

Gross profit (loss):  During 2010, higher price realizations, net of LME based alumina cost and LME-based power cost increases, increased gross profit by $254.8 million.  Lower shipment volume, due to capacity curtailments, contributed $9.2 million to the increase in gross profit.  Offsetting these increases were $52.7 million in net cost increases comprised of:  increased costs for power at our U.S. smelters, $28.5 million (primarily attributable to our new power contract at Hawesville); increased costs for maintenance, supplies and materials, $7.9 million; other cost increases, $25.6 million; and offset by reduced net amortization and depreciation charges, primarily at Hawesville, $9.3 million.

Due to the turnover of inventory during 2009 and increased market prices as of December 31, 2009, the previously recognized lower of cost or market inventory reserve was adjusted to reflect the lower of cost or market value of our December 31, 2009 ending inventory.  These adjustments favorably impacted gross profit by $33.6 million during 2009. We recorded a favorable lower of cost or market adjustment of $0.4 million in 2010.  On a year to year comparative basis, this negatively impacted the change in gross profit by an additional $33.2 million.

Other operating income – net:  During 2010, we recorded credits of $56.7 million due to the elimination of medical benefits for retirees of the Ravenswood facility.  We recorded a charge of $4.6 million for pension benefits that will be payable to a group of employees whose combination of age, years of service and lay-off status make them eligible for accelerated pension benefits in 2011.  Ongoing site costs at the Ravenswood facility account for the remaining $14.7 million of charges in this category.

During 2009, the expenses associated with the idled potlines at our Ravenswood and Hawesville facilities were $41.7 million. This amount includes expenses incurred to curtail operations and to maintain the Ravenswood facility in a curtailed state.  See Note 3 Curtailment of Operations – Ravenswood and Hawesville in Consolidated Financial Statements included herein.

During 2009, we recorded a gain of $81.6 million related to our agreement with E.ON that was consummated concurrently with the new long term power contract for Hawesville.  In addition, we wrote off the remaining carrying value of the intangible asset associated with the previous power contract that was terminated July 16, 2009.  The amount of the write-off was $23.8 million.  See Note 2 Long-term power contract for Hawesville in Consolidated Financial Statements included herein for additional information about this contract.

Selling general and administrative expenses:  The decrease in selling, general and administrative expenses in 2010 is due to a reduction in employee costs and outside professional support, partially offset by increased general and administrative costs to support the Helguvik project.

Interest expense – third party:  The decrease in interest expense in 2010 from 2009 is the result of the exchange of our convertible debt for equity in 2009, partially offset by increased interest expense due to the exchange of 8.0% Notes for 7.5% Notes in the fourth quarter of 2009 and the first quarter of 2010.

Net loss on forward contracts:  The net loss on forward contracts of $10.5 million for the year ended December 31, 2010 relates to marking-to-market options that were put into place to provide partial downside price protection for our Hawesville facility.

For the year ended December 31, 2009, the net loss on forward contracts was $19.4 million. Over half of the net loss reported for the year ended December 31, 2009 relates to marking-to-market options that were put in place to provide partial downside price protection for our Hawesville facility.  The remainder of the loss relates to the discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts associated with our investment in Gramercy, recognition of previously settled ISK hedges associated with the Helguvik project and losses on derivatives associated with the Hawesville and Ravenswood power contracts.

Tax provision:  Our 2010 income tax expense is related to our net income in Iceland with a partial offset to expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility. Our 2009 tax provision benefited from the release of income tax reserves for uncertain tax positions due to statute of limitations expiration and additional NOL carry back claims due to a recently enacted U.S. tax law offset by increased Iceland tax rates.

Equity in earnings (losses) of joint ventures: The results in 2010 reflect the results of Century’s joint ventures, primarily BHH.  In August 2009, we signed an agreement to transfer our ownership interests in Gramercy and St. Ann to our joint venture partner, Noranda resulting in a loss on disposition of $73.2 million in 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net sales:  Net sales for the year ended December 31, 2009 declined $1,071.5 million to $899.3 million.  Lower price realizations for primary aluminum in the year ended December 31, 2009, contributed $535.8 million to the sales decline.  The monthly average LME cash price for 2009 was down 35% from the monthly average LME cash price in 2008.  Lower net sales volume contributed $535.7 million to the sales decline.  Direct shipments declined 202,993 metric tons from the same period in 2008 due to capacity curtailments in the U.S.  Toll shipments increased 4,348 metric tons from the same period in 2008 due to production efficiencies at the Grundartangi facility.

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

Due to the turnover of inventory during 2009 and increased market prices as of December 31, 2009, the previously recognized lower of cost or market inventory reserve was adjusted to reflect the lower of cost or market value of our December 31, 2009 ending inventory.  These adjustments favorably impacted gross profit by $33.6 million during 2009 and represent an $89.5 million change in 2009 from the $55.9 million charge required in 2008 to report our inventories on a lower of cost or market basis.

Other operating income – net:  During 2009, the expenses associated with the idled potlines at our Ravenswood and Hawesville facilities were $41.7 million. This amount includes expenses incurred to curtail operations and to maintain the Ravenswood facility in a curtailed state.  See Note 3 Curtailment of Operations – Ravenswood and Hawesville in Consolidated Financial Statements included herein.

During 2009, we recorded a gain of $81.6 million related to our agreement with E.ON that was consummated concurrently with the new long term power contract for Hawesville.  In addition, we wrote off the remaining carrying value of the intangible asset associated with the previous power contract that was terminated July 16, 2009.  The amount of the write-off was $23.8 million.  See Note 2 Long-term power contract for Hawesville in Consolidated Financial Statements included herein for additional information about this contract.

Interest income- third party:  Interest income for the year ended December 31, 2009 decreased by $6.2 million as a result of lower average cash and short-term investment balances and lower interest rates during 2009.

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

Tax provision:  The changes in income tax (expense) benefit in 2009 from 2008 are primarily the result of benefits from the release of income tax reserves for uncertain tax positions due to statute of limitations expiration and additional NOL carry back claims due to a recently enacted U.S. tax law offset by increased Iceland tax rates.

Equity in earnings (losses) of joint ventures: In August 2009, we signed an agreement to transfer our ownership interests in Gramercy and St. Ann to our joint venture partner, Noranda resulting in a loss on disposition of $73.2 million.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital through public offerings of our common stock in three of the last four completed fiscal years and in 2004 we accessed the public debt markets.  We are continuously exploring various financing alternatives. Our principal uses of cash are the funding of operating costs (including post-employment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, payments for primary aluminum put options, investments in our aluminum growth activities and in related businesses, working capital and other general corporate requirements.

Our consolidated cash and cash equivalents balance at December 31, 2010 was approximately $304 million compared to $198 million at December 31, 2009.  Century's revolving credit facility, which would have matured in September 2010, was refinanced in July 2010 with a generally similar facility that matures in July 2014.  As of December 31, 2010, our credit facility had no loan amounts outstanding and approximately $50 million of net availability.  We have approximately $38.0 million of letters of credit outstanding under our credit facility, which allowed us to lower our restricted cash deposits during the year.  Availability under the credit facility has been and will continue to be negatively impacted by the curtailment of production capacity at Ravenswood which has reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility.  Further curtailments of domestic production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under the credit facility.

We made a contribution to the defined benefit plans we sponsor of approximately $1 million in the fourth quarter of 2010.  Based on current actuarial and other assumptions, we expect to make additional contributions to these plans of approximately $18 million during 2011.

In November 2010, CAWV announced amendments to their postretirement medical benefit plan effective January 1, 2011.  Effective January 1, 2011, CAWV will no longer be providing retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.

We expect these plan amendments will significantly reduce our future cash payments for postretirement medical benefits.  See Note 11 Pension and Other Postretirement Benefits in the consolidated financial statements included herein for additional information about the Ravenswood retiree medical benefit changes.

Recently enacted federal tax legislation allowed Century to carryback our net operating losses for up to five years, two years longer than the law previously allowed.  Under the new law, we filed for and received in April 2010 tax refunds of approximately $16 million by carrying back losses to earlier previous tax years.  We expect to receive a $27 million income tax refund in Iceland in the fourth quarter of 2011 for taxes paid there in February 2011.  We do not expect to receive any material domestic tax refunds in the near future.

Convertible Debt Put Option in 2011

We have approximately $47 million aggregate principal amount of 1.75% Notes outstanding.  Current holders of the 1.75% Notes may require us to purchase for cash all or part of the 1.75% Notes then outstanding at par on August 1, 2011.  Based on our current stock price, we expect the holders of the 1.75 Notes will exercise their put option rights in August 2011.

Capital Resources

We intend to finance our future recurring capital expenditures from available cash and our cash flow from operations.  For major investment projects, such as the Helguvik project, we would seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time.  Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the capital markets and our financial condition.

Capital expenditures for 2010 were $31.5 million, $19.2 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2011, excluding the activity on the Helguvik project will be approximately $20 to $25 million compared to $12.3 million in 2010.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $20 to $25 million in contract cancellation costs.  We are working to complete the activities required for a full restart of construction activity at Helguvik, including resolving disputes with the power suppliers contracted to supply power to the project and the confirmation that they will be in a firm position to finance and deliver the power per an agreed schedule.  We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 to $2 million per month during 2011 until the restart of major construction activities.  See Item 1A, “Risk Factors — Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable at this time.” included herein.

Historical

Our Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	2010	2009	2008
	(dollars in thousands)
Net cash provided by (used in) operating activities	$131,510	$39,399	$(665,438)
Net cash used in investing activities	(25,471)	(46,213)	(159,731)
Net cash provided by financing activities	23	75,648	893,607
Net change in cash and cash equivalents	$106,062	$68,834	$68,438

Net cash provided by operating activities in 2010 was $131.5 million.  The increase in cash flow from operations was due, in part, to higher operating income as a result of higher LME prices and lower cash payments in 2010 for CAKY power and CAWV curtailment costs relative to 2009.

Net cash provided by operating activities in 2009 was $39.4 million.  Our net cash from operations was due to tax refunds partially offset by operating losses and costs of curtailed operations in 2009.

Net cash used in operating activities in 2008 was $665.4 million, which included a net $266.5 million source of cash for the sale of short-term investments and a use of $1,315.3 million as payment for the termination of fixed price forward financial sales contracts.  This was partially offset by increased cash from operations due to improved price realizations and the additional shipment volume.

Net cash used in investing activities for 2010 was $25.5 million compared to $46.2 million in 2009.  The decrease was due to restricted cash being released as a result of our replacing cash collateral with letters of credit under our new revolving line of credit in 2010.  In addition, a portion of the decrease was due to lower investments in capital expenditures to maintain and improve plant operations and reduced spending on the Helguvik project.

Net cash used in investing activities in 2009 was $46.2 million, a decrease of $113.5 million from 2008.  This decrease was due primarily to reduced expenditures for the Helguvik project and the reduction, deferral or cancellation of all non-critical capital expenditures at our other smelters.

Net cash used in investing activities in 2008 was $159.7 million due primarily to higher expenditures for the Helguvik project and investments in and advances made to joint ventures.

Net cash provided by financing activities during 2010 was $23 thousand from the net proceeds from the issuance of common stock from the exercise of stock options.

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

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on the presentation of our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postemployment benefits, deferred tax assets and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

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

The Citigroup Pension Liability Index was specifically developed to meet the criteria set forth in FASB ASC 715.  The published information at the end of each calendar month includes spot rate yields (zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Citigroup Pension Liability Index rate represents the discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan.

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

Therefore, as of December 31, 2010, we selected a weighted-average discount rate of 5.38% for all our pension plans and a weighted-average discount rate of 5.26% for our other postemployment benefit plans.

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans in 2010:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(7.4)	$8.2
Other postemployment benefit (“OPEB”) plans	$(6.3)	$6.9

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

Century assumes medical inflation is initially 10%, declining to 5% over six years and thereafter.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2010:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$2.5	$(2.0)
Effect on accumulated postretirement benefit obligation	$15.0	$(12.6)

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

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $714 million against all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2010, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses and future market conditions.

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

We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of issues surrounding the Helguvik electrical power agreements.  Norðurál Helguvik has entered into arbitration with HS and is in continued negotiations with OR, and may in the future enter into arbitration with OR, with respect to the satisfaction of such conditions.  If we are unable to reach agreement with each of HS and OR, or receive a negative outcome in arbitration, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and/or OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or be unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.

The aggregate capital expenditures through December 31, 2010 related to the Helguvik project were approximately $126 million.  In evaluating the construction in progress at Helguvik, we considered the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and concluded that the estimated undiscounted future cash flows should exceed the expected cost of constructing the Helguvik project.  If we do not restart construction, we may have to recognize a loss on our investment at the time that a decision was made to abandon the project.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was approximately $67 million at December 31, 2010.  If the carrying value of the asset group was to exceed the fair value of the asset group based on the estimated future undiscounted cash flows or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at the time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility will resume once LME prices for primary aluminum are sustained and upon the successful negotiation and execution of certain critical enabling agreements for power and labor.

Environmental Expenditures

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.8 million and $0.8 million at December 31, 2010 and December 31, 2009, respectively.  We believe that compliance with current environmental laws and regulations (U.S. and foreign) is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We expect to incur operating expenses relating to environmental matters of $11 to $12 million in 2011.  These amounts do not include any projected capital expenditures or operating expenses for our joint ventures.   See Note 15 Commitments and Contingencies to the Consolidated Financial Statements included herein.

Other Contingencies

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Item 3, “Legal Proceedings” and Note 15 Commitments and Contingencies to the Consolidated Financial Statements included herein for additional information.

Recently Issued Accounting Standards Updates

Information regarding recently issued accounting pronouncements is included in Note 1 Summary of significant account policies of the Consolidated Financial Statements included herein.

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

	Payments Due by Period
	Total	2011	2012	2013	2014	2015	Thereafter
	(dollars in millions)
Long-term debt (1)	$320	$47	$—	$—	$252	$2	$19
Estimated interest payments (2)	82	21	20	20	8	4	9
Purchase obligations (3)	2,380	483	383	318	331	96	769
OPEB obligations (4)	68	6	5	5	6	7	39
Other liabilities (5)	202	57	57	57	3	3	25
Total	$3,052	$614	$465	$400	$600	$112	$861

(1)
Long-term debt includes principal repayments on the 7.5% Notes, the 8.0% Notes, the 1.75% Notes, the IRBs and the E.ON contingent obligation for payments made by E.ON above an agreed amount on CAKY’s behalf to Big Rivers under the Big River Agreement (the “E.ON contingent obligation”).  Payments are based on the assumption that, except for the 1.75% Notes that have an option to require us to repurchase all or any portion of these securities at par in August 2011, all outstanding debt instruments will remain outstanding until their respective due dates.  The E.ON contingent obligation payments are contingent on reaching and maintaining certain operational levels at Hawesville and LME price levels.  E.ON contingent obligation principal payments are payable based on CAKY’s operating level and the LME price for primary aluminum.  When both conditions are satisfied, we are obligated to make payments to E.ON.  For the E.ON contingent obligation, we assume the operational levels at Hawesville are maintained throughout the payment period and use the LME forward market at December 31, 2010 to determine the repayment schedule.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments, except the 1.75% Notes, will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2010 rate for that debt continues until the respective due date.  E.ON contingent obligation interest payments accrue monthly at an annual rate of 10.94% and payable only when CAKY’s operating level and the LME price for primary aluminum achieve and maintain certain levels.  When both conditions are satisfied, we are obligated to make interest payments to E.ON.  For the E.ON contingent obligation, we assume the operational levels at Hawesville are maintained throughout the payment period and use the LME forward market at December 31, 2010 to determine the repayment schedule.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts.  Our CAKY power contract contains a 12 month cancellation clause and allows us to receive credits for unused power that Big Rivers is able to sell to other parties.  We assumed that during the contract period, CAKY would achieve and maintain full production levels and no credits for unused power would be received.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Nordural’s power contracts, we assumed an LME price consistent with the LME forward market at December 31, 2010.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2020, which are unfunded.
(5)
Other liabilities include SERB benefit payments, workers' compensation benefit payments, asset retirement obligations and contractual commitments for the Helguvik project.  Expected benefit payments for the SERB plans, which are unfunded, are included for 2011 through 2020.  Asset retirement obligations are estimated disposal costs for the potliner in service.  Our contractual commitments for the Helguvik projects consist of various contracts for equipment and services associated with the project.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Commodity Price Sensitivity

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum through financial instruments to protect our downside price risk exposure for our domestic production.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Variable, non-contracted domestic production	Through December 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	April 1, 2011 through December 31, 2013	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2011, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

(3)
The Southwire Metal Agreement volume will be prorated for 2011, and then 220 to 240 million pounds for 2012 and 2013.  This contract contains termination rights in the event of a partial or full curtailment of the Hawesville facility.

Long-term Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement and the Southwire Metal Agreements, we had forward delivery contracts to sell 47,926 and 26,140 metric tons of primary aluminum at December 31, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 117 and 1,559 metric tons of primary aluminum at December 31, 2010 and December 31, 2009, respectively, of which none were with Glencore at December 31, 2010 and December 31, 2009.

Forwards and Financial Purchase Agreements

Financial Sales Agreements

    Primary aluminum put option contracts

We enter into primary aluminum put option contracts that settle monthly based on LME prices.  The put option contract volumes account for a portion of our domestic production level in 2011 and 2012 with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

Our counterparties include Glencore, a related party, and two non-related third parties.  We pay a cash premium to enter into the put option contracts and record the asset value on the consolidated balance sheets.  We determined the fair value of the put option contracts using a Black-Scholes model with market data provided by an independent third party and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.

Primary aluminum put option contracts outstanding as of December 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settled monthly in 2011	46,800	61,800

Financial Purchase Agreements

    Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were designated as cash flow hedges.

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

December 31, 2010
Natural gas forward financial purchase contracts (in MMBTU)	250,000

  Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  Grundartangi’s labor costs, part of the maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik project, although we are currently evaluating the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK and euros.

We may manage our foreign currency exposure by entering into foreign currency forward contracts.  As of December 31, 2010, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production.  As of December 31. 2010, approximately 34% of our production for 2011 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	49-50
Consolidated Balance Sheets at December 31, 2010 and 2009	51
Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	52
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	53-54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	55
Notes to the Consolidated Financial Statements	56-111

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our reports dated March 16, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
March 16, 2011

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$304,296	$198,234
Restricted cash	3,673	8,879
Accounts receivable — net	43,903	37,706
Due from affiliates	51,006	19,255
Inventories	155,908	131,473
Prepaid and other current assets	18,292	93,921
Total current assets	577,078	489,468
Property, plant and equipment — net	1,256,970	1,298,288
Due from affiliates – less current portion	6,054	5,859
Other assets	82,954	68,135
TOTAL	$1,923,056	$1,861,750
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$88,004	$77,301
Due to affiliates	45,381	32,708
Accrued and other current liabilities	41,495	38,598
Accrued employee benefits costs — current portion	26,682	12,997
Convertible senior notes	45,483	43,239
Industrial revenue bonds	7,815	7,815
Total current liabilities	254,860	212,658
Senior notes payable	248,530	247,624
Accrued pension benefits costs — less current portion	37,795	43,281
Accrued postretirement benefits costs — less current portion	103,744	177,231
Other liabilities	37,612	31,604
Deferred taxes	85,999	81,622
Total noncurrent liabilities	513,680	581,362
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 82,515 and 83,452 shares issued and outstanding at December 31, 2010 and 2009, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 92,771,864 and 92,530,068 shares issued and outstanding at December 31, 2010 and 2009, respectively)	928	925
Additional paid-in capital	2,503,907	2,501,389
Accumulated other comprehensive loss	(49,976)	(74,270)
Accumulated deficit	(1,300,344)	(1,360,315)
Total shareholders’ equity	1,154,516	1,067,730
TOTAL	$1,923,056	$1,861,750

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2010	2009	2008
NET SALES:
Third-party customers	$755,863	$668,344	$1,474,815
Related parties	413,408	230,909	495,961
	1,169,271	899,253	1,970,776
Cost of goods sold	1,056,875	964,918	1,659,152
Gross profit (loss)	112,396	(65,665)	311,624
Other operating income -net	(37,386)	(16,088)	—
Selling, general and administrative expenses	46,802	47,879	48,223
Goodwill impairment	—	—	94,844
Operating income (loss)	102,980	(97,456)	168,557
Interest expense – third party	(25,625)	(30,390)	(31,830)
Interest expense – related parties	—	—	(1,145)
Interest income – related parties	448	572	318
Interest income – third party	615	1,297	7,481
Net loss on forward contracts	(10,495)	(19,415)	(744,448)
Loss on early extinguishment of debt	—	(4,711)	—
Other expense — net	(377)	(40)	(2,178)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	67,546	(150,143)	(603,245)
Income tax benefit (expense)	(11,133)	12,357	(308,848)
Income (loss) before equity in earnings (losses) of joint ventures	56,413	(137,786)	(912,093)
Equity in earnings (losses) of joint ventures	3,558	(68,196)	16,906
Net income (loss)	$59,971	$(205,982)	$(895,187)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.59	$(2.73)	$(20.00)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Comprehensive income (loss)	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2007		$—	$410	$889,901	$(51,531)	$(259,146)	$579,634
Comprehensive income (loss) – 2008
Net loss – 2008	$(895,187)					(895,187)	(895,187)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(34,334)
Net gain reclassified to income, net of $(2,206) tax	(3,442)
Net amount of foreign currency cash flow hedges reclassified as income, net of $0 tax	18,892
Defined benefit plans and other postretirement benefits:
Net loss arising during the period, net of $0 tax	(62,842)
Amortization of net loss, net of $(1,215) tax	2,170
Amortization of prior service cost, net of $429 tax	(766)
Change in equity in investee other comprehensive income, net of $0 tax:	(5,355)
Other comprehensive loss	(85,677)				(85,677)		(85,677)
Total comprehensive loss	$(980,864)
Excess tax benefits from share-based compensation				657			657
Share-based compensation expense				4,381			4,381
Issuance of common stock – compensation plans			2	6,544			6,546
Issuance of preferred stock		2		929,478			929,480
Conversion of preferred stock to common stock			4	(4)			—
Issuance of common stock – equity offering, net			75	441,171			441,246
Balance, December 31, 2008		$2	$491	$2,272,128	$(137,208)	$(1,154,333)	$981,080
Comprehensive income (loss) – 2009
Net loss – 2009	$(205,982)					(205,982)	(205,982)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(4,319)
Net loss reclassified to income, net of $0 tax	14,449
Net amount of foreign currency cash flow hedges reclassified as income, net of $(920) tax	6,796
Defined benefit plans and other postretirement benefits:
Net gain arising during the period, net of $0 tax	36,798
Prior service cost arising during the period, net of $(0) tax	9,153
Amortization of net loss, net of $(414) tax	4,176
Amortization of prior service cost, net of $121 tax	(1,217)
Change in equity in investee other comprehensive income, net of $0 tax:	(2,898)
Other comprehensive income	62,938				62,938		62,938
Total comprehensive loss	$(143,044)
Issuance of common stock – compensation plans			4	607			611
Share-based compensation expense				3,942			3,942
Issuance of common stock in debt exchange offering			113	120,987			121,100
Conversion of preferred stock to common stock		(1)	72	(71)			—
Issuance of common stock – equity offering, net			245	103,796			104,041
Balance, December 31, 2009		$1	$925	$2,501,389	$(74,270)	$(1,360,315)	$1,067,730

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (CONTINUED)
(Dollars in thousands)
	Comprehensive income (loss)	Preferred stock	Common stock	Additional paid-in capital	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2009		$1	$925	$2,501,389	$(74,270)	$(1,360,315)	$1,067,730
Comprehensive income – 2010
Net income – 2010	$59,971					59,971	59,971
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(81)
Net loss reclassified to income, net of $0 tax	171
Net amount of foreign currency cash flow hedges reclassified as income, net of $33 tax	(153)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period, net of $3,646 tax	(28,673)
Prior service cost arising during the period, net of $(12,691) tax	99,797
Amortization of net loss, net of $(916) tax	7,199
Amortization of prior service cost, net of $6,907 tax	(54,309)
Change in equity in investee other comprehensive income, net of $0 tax:	343
Other comprehensive income	24,294				24,294		24,294
Total comprehensive income	$84,265
Issuance of common stock – compensation plans			2	1,072			1,074
Share-based compensation expense				1,447			1,447
Conversion of preferred stock to common stock		—	1	(1)			—
Balance, December 31, 2010		$1	$928	$2,503,907	$(49,976)	$(1,300,344)	$1,154,516

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$59,971	$(205,982)	$(895,187)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	10,030	11,956	602,389
Unrealized gain on contractual receivable	—	(81,557)	—
Realized benefit of contractual receivable	55,703	26,025	—
Goodwill impairment	—	—	94,844
Write-off of intangible asset	—	23,759	—
Accrued and other plant curtailment costs — net	(56,010)	9,940	—
Lower of cost or market inventory adjustment	(426)	(47,152)	55,865
Depreciation and amortization	63,550	72,624	84,268
Debt discount amortization	3,150	7,022	7,592
Deferred income taxes	15,552	44,952	319,063
Pension and other postretirement benefits	14,578	12,952	16,430
Stock-based compensation	1,905	3,338	11,753
Non-cash loss on early extinguish and modification of debt	—	2,325	—
Non-cash loss from disposition of equity investments	—	73,234	—
Non-cash contingent obligation	13,091	—	—
Undistributed earnings of joint ventures	(3,558)	(5,038)	(16,906)
Change in operating assets and liabilities:
Accounts receivable — net	(6,197)	23,154	32,592
Purchase of short-term trading securities	—	—	(106,532)
Sale of short-term trading securities	—	13,686	373,015
Due from affiliates	(38,191)	21,625	(12,369)
Inventories	(24,009)	35,766	(18,839)
Prepaid and other current assets	13,412	44,847	11,502
Accounts payable, trade	11,674	(17,596)	(1,515)
Due to affiliates	12,685	(11,961)	(1,153,348)
Accrued and other current liabilities	(1,758)	(15,448)	(69,728)
Other — net	(13,642)	(3,072)	(327)
Net cash provided by (used in) operating activities	131,510	39,399	(665,438)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant, and equipment	(12,241)	(16,935)	(44,205)
Nordural expansion	(19,227)	(21,981)	(80,314)
Investments in and advances to joint ventures	(32)	(1,044)	(36,974)
Payment received on advances from joint ventures	—	1,761	1,754
Proceeds from sale of property, plant and equipment	823	—	—
Restricted and other cash deposits	5,206	(8,014)	8
Net cash used in investing activities	(25,471)	(46,213)	(159,731)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt – related party	—	—	(505,198)
Borrowings under revolving credit facility	—	—	35,000
Repayment under revolving credit facility	—	(25,000)	(10,000)
Financing fees	—	(2,429)	—
Excess tax benefits from share-based compensation	—	—	657
Issuance of preferred stock	—	—	929,480
Issuance of common stock, net	23	103,077	443,668
Net cash provided by financing activities	23	75,648	893,607
CHANGE IN CASH AND CASH EQUIVALENTS	106,062	68,834	68,438
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	198,234	129,400	60,962
CASH AND CASH EQUIVALENTS, END OF YEAR	$304,296	$198,234	$129,400

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2010, 2009 and 2008
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

Prior to our initial public offering, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”).  At December 31, 2010, Glencore owned 39.1% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock convertible in certain circumstances into 8,251,500 common shares.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and primary aluminum put option contracts.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents — Cash and cash equivalents are comprised of cash, money market funds and short-term investments having original maturities of three months or less. The carrying amount of cash equivalents approximates fair value.

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $734 and $734 at December 31, 2010 and 2009, respectively.

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

Buildings and improvements:	14 to 45 years
Machinery and equipment:	5 to 22 years

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  We recognized no impairment losses on our long-lived fixed assets during 2010, 2009 or 2008.

Goodwill – As of December 31, 2010, we had no goodwill or intangible assets. We recorded $94,844 of goodwill as a result of the acquisition of Nordural in 2004.  In the fourth quarter of 2008, we tested our goodwill and determined that the goodwill was impaired. For this analysis, we estimated the fair value of the reporting unit using a discounted cash flow model.  Inputs to that model include various estimates, such as future primary aluminum prices, operating costs, discount rates and cash flow assumptions.  Based on our analysis, the implied fair value of goodwill was less than its carry value and a non-cash impairment charge of $94,844 was recorded on the statement of operations in the fourth quarter of 2008.

Our intangible asset consisted of the power contract acquired in connection with our acquisition of Hawesville.  We entered into a new power agreement at Hawesville in July 2009 and wrote-off the remaining $23,759 value of the intangible asset at that time.

For the years ended December 31, 2009 and 2008, amortization expense for the intangible asset totaled $8,769 and $15,076, respectively.

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

We account for our 49.7% interest in the Mt. Holly partnership using the equity method of accounting.  Additionally, our 49.7% undivided interest in certain property, plant and equipment of Mt. Holly is held outside of the partnership and the undivided interest in these assets of the facility is accounted for in accordance with the FASB ASC 810-10-45-14 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”.  Accordingly, the undivided interest in these assets and the related depreciation are being accounted for on a proportionate gross basis.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes — We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  We have a valuation allowance of $657,148 and $651,489 against a portion of our federal and state deferred tax assets as of December 31, 2010 and 2009, respectively, due to our belief that it is more likely than not that these assets will not be realized.  We recorded a valuation allowance of $57,275 and $29,605 against a portion of our Icelandic and Hong Kong net operating losses (“NOL”) deferred tax assets as of December 31, 2010 and December 31, 2009, respectively, due to our belief that it is more likely than not that these assets will not be realized.

We have removed our election to permanently reinvest foreign earnings for 2010, 2009 and 2008.  The cumulative amount of foreign undistributed net earnings for which no deferred taxes have been provided was $205,087 at December 31, 2010.  Management has no plans to distribute such earnings in the foreseeable future.  See Note 14 Income Taxes for additional information.

Postemployment Benefits — We provide certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare. Postemployment benefits are accounted for in accordance with generally accepted accounting principles in the United States (“GAAP”).  GAAP requires recognition of the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

Forward Contracts and Financial Instruments — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts, put option and call option contracts to be settled in cash to manage our exposure to changing primary aluminum prices. We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices.  See Note 5 Derivatives and hedging instruments for additional information about these contracts.

Certain physical delivery and financial sales contracts for primary aluminum, as well as our E.ON contingent obligation, that are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the London Metal Exchange (“LME”) price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net loss on forward contracts.  See Note 5 Derivatives and hedging instruments for additional information about these contracts.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Nordural uses the U.S. dollar as its functional currency, however a portion of the operating expenses of the Grundartangi facility are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor and certain other local costs are denominated in ISK and a portion of its anode costs are denominated in euros.  Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) in the consolidated statements of operations.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  BHH is accounted for under the equity method and gains and losses associated with foreign currency exchange rates are included in equity in earnings of joint ventures.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31, 2010		December 31, 2009
	Carrying amount	Fair value	Carrying amount	Fair value

8.0% senior notes due 2014	$245,927	$249,604	$240,676	$237,191
7.5% senior unsecured notes due 2014	2,603	2,541	6,948	6,948
1.75% convertible senior notes due 2024	45,483	46,588	43,239	45,008

Concentration of Credit Risk — Financial instruments, which potentially expose us to concentrations of credit risk, consist principally of trade receivables and primary aluminum put option contracts.  Our limited customer base increases our concentrations of credit risk with respect to trade receivables. We routinely assess the financial strength of our customers and collectability of our trade receivables.

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation —We use the Black-Scholes option-pricing model to estimate the fair value of our stock option grants and service-based share awards on the grant date of the share award.  Information about our assumptions used to determine the fair value of the grants in 2010, 2009 and 2008 is available in Note 12 Share-based Compensation.

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

Recently Adopted Accounting Standards–

ASU 2010-06.  In January 2010, the FASB issued FASB Accounting Standards Update 2010-06, Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amends FASB ASC Topic 820-10, Fair Value Measurements and Disclosures.  The update provides additional disclosures for transfers into and out of the three levels within the fair value hierarchy, specifically, Levels 1 and 2 and separate disclosures about purchases, issuances and settlements relating to Level 3 measurements and clarifies certain other existing disclosure requirements.  In addition, ASU 2010-06 amends guidance on employers’ disclosures about postretirement benefit plan assets under ASC 715 to require that disclosures be provided by classes of assets instead of by major categories of assets.  We adopted ASU 2010-06 in 2010. This update had no impact on our financial position, results of operations or cash flows.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Long-term power contract for Hawesville

To secure a long-term power contract for our primary aluminum smelter in Hawesville, Kentucky on July 16, 2009, our wholly owned subsidiary, Century Aluminum of Kentucky (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers Energy Corporation (“Big Rivers” or “BREC”), agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for full production capacity requirements for Hawesville (approximately 482 megawatts (“MW”)) with pricing based on the power provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not consumed by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.

In connection with the “unwind,” E.ON agreed to mitigate a significant portion of the near-term risk of this agreement through December 2010.  During this time, to the extent Hawesville did not use all the power under the take-or-pay contract, E.ON, with some limitations, assumed CAKY's obligations in an aggregate amount of approximately $94,819.  This effectively resulted in CAKY paying prices which approximated the previous contract prices and volume protection resulting in CAKY receiving credits for unused power without sustaining a loss.  Hawesville received the entirety of these economic benefits during 2009 and 2010.

Under the terms of the “unwind,” to the extent the aggregate payments made by E.ON exceeded approximately $81,500, CAKY is obligated to repay this excess to E.ON over time.  As of December 31, 2010, the aggregate excess payments totaled $13,091 and were recorded in other liabilities. The repayment obligation is contingent upon certain operating criteria and the LME price of primary aluminum.  See Note 6 Debt for additional information about the E.ON contingent obligation.

As of January 1, 2011, we will pay the full production cost of power under the Big Rivers Agreement.  While the full cost for the production of power is recorded in our cost of goods sold, we realized benefits for E.ON payments made on CAKY’s behalf, including amounts incurred for the E.ON contingent obligation, of $68,794 and $26,025 for 2010 and 2009, respectively.

As the previous power contract was designated as a normal contract under ASC 815, in the third quarter of 2009 when it became no longer probable that we would continue to take physical delivery of the power under the previous contract, we recorded approximately $80,723 for a contractual receivable from E.ON representing the net present value of the consideration provided to CAKY from E.ON to net settle the previous contract, wrote off a $23,759 intangible asset associated with the former power contract and recorded a $56,964 net gain on this transaction on our consolidated statements of operations in other operating income – net.

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

3.	Curtailment of operations – Ravenswood and Hawesville

In February 2009, Century Aluminum of West Virginia, Inc. fully curtailed its plant operations at Ravenswood.  Layoffs for the majority of Ravenswood's employees were completed in February 2009.  The decision to curtail operations was due to the relatively high operating cost at Ravenswood and the depressed global price for primary aluminum.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2009, CAKY curtailed one of its five potlines at Hawesville.  The action reduced primary aluminum production by approximately 49,000 metric tons per year.

We incurred curtailment charges of $37,386 and $41,710 during the years ended December 31, 2010 and December 31, 2009, respectively, which are reported in other operating income - net in the consolidated statements of operations.  The majority of the curtailment charges are related to Ravenswood.  The components of the curtailment costs are as follows:

	December 31,
	2010	2009
Severance/employee-related cost	$455	$22,049
Alumina contract – amendments and spot sales net losses	—	7,448
Power/other contract termination costs	—	6,332
Ongoing site costs	14,332	18,233
Pension plan curtailment adjustment	4,555	2,478
OPEB plan curtailment adjustment	(56,728)	(14,830)
Net (income) expense	$(37,386)	$41,710

Cash curtailment expenditures

	December 31,
	2010	2009
Curtailment of operations at Ravenswood and Hawesville	$10,078	$22,300
Ongoing idling costs at Ravenswood	7,351	9,300
Contract termination and amendment costs	—	15,100
Total	$17,429	$46,700

4.	Fair value measurements

ASC 820 “Fair Value Measurements and Disclosures” defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

ASC 820 recognizes three valuation techniques; the market approach, income approach, and/or cost approach.  Valuation techniques used for fair value measurements are based upon observable and unobservable inputs.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our internal market assumptions.  These two types of inputs create the following fair value hierarchy:

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Money market funds	1	Quoted market prices
Primary aluminum put/call option contracts	2	Quoted LME forward market prices, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial purchase contracts	2	Quoted natural gas forward market prices and risk-adjusted discount rates
Power contracts	3	Quoted LME forward market prices, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON contingent obligation	3	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at CAKY.
Primary aluminum sales premium contracts	3	Management’s estimates of future U.S. Midwest premium and risk-adjusted discount rates

Fair Value Measurements

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis by the level of input within the ASC 820 fair value hierarchy.  As required by general accounting principles for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$294,269	$—	$—	$294,269
Primary aluminum put option contracts	—	4,691	—	4,691
Natural gas forward financial purchase contracts	—	79	—	79
Power contract	—	—	72	72
TOTAL	$294,269	$4,770	$72	$299,111

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,091	$13,091
Primary aluminum sales contract – premium collar	—	—	783	783
TOTAL	$—	$—	$13,874	$13,874

Recurring Fair Value Measurements	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$195,894	$—	$—	$195,894
Primary aluminum put option contracts	—	1,839	—	1,839
Power contract	—	—	101	101
TOTAL	$195,894	$1,839	$101	$197,834

LIABILITIES:
Primary aluminum call option contracts	$—	$1,763	$—	$1,763
Calcined petroleum coke contract	—	—	1,019	1,019
Primary aluminum sales contract – premium collar	—	—	714	714
TOTAL	$—	$1,763	$1,733	$3,496

Change in Level 3 Fair Value Measurements during the years ended December 31,
	Derivative liabilities/assets
	2010	2009
Beginning balance January 1,	$(1,632)	$443
Total gain (loss) (realized/unrealized) included in earnings	23	(4,717)
Purchases, issuances and settlements	(12,193)	2,642
Ending balance, December 31,	$(13,802)	$(1,632)

Amount of total (gain) loss included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities held at December 31,	$23	$1,912

The net loss on our derivative liabilities is recorded in our statement of operations under net loss on forward contracts.  In 2010 and 2009, our Level 3 derivative liabilities are included in accrued and other liabilities and other liabilities of our consolidated balance sheet.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative and hedging instruments

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, primary aluminum forward physical delivery sales contracts, the E.ON contingent obligation, the Ravenswood power contract and primary aluminum put and call option contracts.  We measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  In some cases, we use discounted cash flows from these contracts using a risk-adjusted discount rate.  Primary aluminum forward physical delivery contracts that are accounted for as derivatives are marked-to-market using the LME spot and forward market for primary aluminum and the U.S. Midwest premium.  Because there is no quoted futures market price for the U.S. Midwest premium component of the market price for primary aluminum, management estimates the U.S. Midwest premium based on the historical U.S. Midwest premium.  The repayment provisions of the E.ON contingent obligation are based on certain conditions, including the LME price of primary aluminum.  Because the term of the agreement extends beyond the quoted LME market, we estimate the fair value of that contract by making certain assumptions about future market prices of primary aluminum beyond the quoted LME market.  These future market assumptions were significant to the fair value measurements.  The Ravenswood power contract derivative is valued based in part on the LME forward market.  We are party to primary aluminum put option contracts that settle monthly.  We determine the fair value of the put options using quoted LME market prices.

Upon the transfer of our joint venture investment in Gramercy the originally forecasted transactions for natural gas purchases did not occur by the end of originally specified time periods, as such, we discontinued cash flow hedge treatment in September 2009 and accounted for these contracts as derivative instruments.  These contracts had maturities through November 2009.  We account for our current natural gas forward financial purchase contracts as cash flow hedges.

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	December 31, 2010	December 31, 2009
ASSETS:
Primary aluminum put option contracts	Prepaid and other current assets	$2,712	$—
Primary aluminum put option contracts	Due from affiliates	1,979	1,839
Natural gas forward financial contracts	Prepaid and other current assets	79	—
Power contract	Prepaid and other current assets	72	101
TOTAL ASSETS		$4,842	$1,940

LIABILITIES:
E.ON contingent obligation	Other liabilities	$13,091	$—
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	436	281
Aluminum sales premium contracts – less current portion	Other liabilities	347	433
Primary aluminum call option contracts	Accrued and other current liabilities	—	1,763
Calcined petroleum coke contracts	Accrued and other current liabilities	—	1,019
TOTAL LIABILITIES		$13,874	$3,496

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the changes in our accumulated other comprehensive loss for our derivatives that qualified for cash flow hedge treatment:

	Year ended December 31, 2010
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Gain(loss) reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial contracts	$90	Cost of goods sold	$(171)	Net loss on forward contracts	$—

	Year ended December 31, 2009
	Amount of loss recognized in OCI on derivative, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivative (ineffective portion)
	Amount	Location	Amount	Location	Amount
Foreign currency forward contracts (1)	$(1,068)	Cost of goods sold	$(6,142)	Net loss on forward contracts	$1,701

(1)	We had no foreign currency forward contracts or options outstanding at December 31, 2010 or December 31, 2009. We settled our foreign currency forward contract contracts in October 2008.

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were designated as cash flow hedges.

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	December 31, 2010	December 31, 2009
Natural gas forward financial purchase contracts (in MMBTU)	250,000	—

Foreign currency forward contracts

As of December 31, 2010, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  The labor costs, maintenance costs and other local services at Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We had foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs, Grundartangi expansion and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815 and had maturities through September 2009.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The realized gain or loss on our foreign currency forward contracts cash flow hedges for Grundartangi operating costs was recognized in income as part of our cost of goods sold.  The realized gain or loss for our cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures were recognized in accumulated other comprehensive income and will be reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this will occur when Helguvik is put into service).

We recognized losses of approximately $1,701 and $15,750 in the years ended December 31, 2009 and 2008, respectively, (none in 2010) on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net loss on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

Power contracts

We are party to a power supply agreement at Ravenswood that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  We estimate the fair value of the embedded derivative based on our expected power usage over the remaining term of the contract which was extended in 2010, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $72 and $101 for the embedded derivative at December 31, 2010 and December 31, 2009, respectively.

Primary aluminum put and call option contracts

We entered into primary aluminum put option contracts and call option contracts that settle monthly based on LME prices.  The option contract volumes account for a portion our domestic production, with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

Our counterparties include Glencore, a related party, and two non-related third parties.  We pay cash premiums to enter into the put option contracts and record an asset on the consolidated balance sheets.  At times, we may sell call option contracts and purchase put option contracts of equal value resulting in no initial cost to Century.  We determined the fair value of the put and call contracts using a Black-Scholes model with market data provided by an independent vendor and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.

Primary Aluminum option contracts outstanding as of December 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	46,800	61,800

Primary Aluminum option contracts outstanding as of December 31, 2009 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2010	60,000	60,000
Call option contracts, settle monthly in 2010	—	30,000

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aluminum sales premium contracts

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	December 31, 2010	December 31, 2009
Primary aluminum put option and call contracts	Net loss on forward contracts	$(10,053)	$(10,973)
Aluminum sales premium contracts	Net loss on forward contracts	(534)	(577)
Power contract	Net loss on forward contracts	92	(1,939)
Aluminum sales premium contracts	Related party sales	465	4,028
Natural gas forward contracts (1)	Net loss on forward contracts	—	(1,421)
Calcined petroleum coke (2)	Cost of goods sold	—	(1,019)
Foreign currency forward contracts	Net loss on forward contracts	—	(1,701)

(1)
We discontinued cash flow hedge treatment for our natural gas forward contracts after the transfer of our joint venture investments in Gramercy in the third quarter of 2009.  Contract settlements prior to the transfer were included in cost of goods sold; contract settlements after the transfer were included in net loss on forward contracts.  In 2010 and prior to the transfer in 2009, our natural gas contract settlements qualified for cash flow hedge treatment and were included in cost of goods sold.

(2)
Amendments to our 2009 calcined petroleum coke contract contain pricing provisions based on monthly average LME prices.  Because the LME exceeded the levels in the amended contract, we were obligated to pay a premium for each metric ton delivered in 2009.  We paid the obligation in the first quarter of 2010.

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	December 31, 2010	December 31, 2009
Power contracts (in megawatt hours (“MWH”)) (1)	4,379	8,760
Primary aluminum sales contract premium (metric tons) (2)	62,252	81,600
Primary aluminum put option contracts (metric tons)	108,600	120,000
Primary aluminum call option contracts (metric tons)	—	30,000

(1)
We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract. In June 2010, the West Virginia PSC extended the term of this contract for an additional year.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2010, an accumulated other comprehensive loss of $242 is expected to be reclassified to earnings over the next 12-month period.

6.	Debt

	December 31,
	2010	2009
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, net of debt discount of $1,584 and $3,828, respectively, interest payable semiannually (1)	$45,483	$43,239
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $3,677 and $4,800, respectively, interest payable semiannually (2)	245,927	240,676
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually (2)	2,603	6,948
E.ON contingent obligation, principal and interest payments, contingently payable monthly, annual interest rate of 10.94% (3)	13,091	—
Total debt	$314,919	$298,678

(1)
The convertible notes are classified as current because they are convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2010 was 0.64%.

(2)	We issued an additional $4,128 of 8.0% senior secured notes in exchange for $4,345 of 7.5% senior unsecured notes in 2010.
(3)
E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum.  When both conditions are satisfied, we are obligated to pay principal and interest, in up to 72 monthly payments, to E.ON.  Interest accrues monthly at an annual rate of 10.94%.  The E.ON contingent obligation amount is included in other liabilities on our consolidated balance sheets.

Revolving Credit Facility

General.  On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") entered into a new four-year $100,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement, dated as of July 1, 2010, among the Borrowers and Wells Fargo Capital Finance, LLC, as lender and agent (the "Credit Facility"), a portion of which was later syndicated to Credit Suisse AG.  The Credit Facility replaced our previous credit facility that would have expired on September 19, 2010.

The Credit Facility provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of December 31, 2010, no amounts have been borrowed under the Credit Facility, although the Borrowers may in the future use the Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of December 31, 2010, the borrowing availability was approximately $50,348 net of $38,451 for outstanding letters of credit under the Credit Facility.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The availability of funds under the revolving credit facility is limited by a specified borrowing base consisting of accounts receivable and inventory which meet the eligibility criteria.  The availability of funds under the revolving credit facility is limited by a specified borrowing base consisting of a portion of eligible accounts receivable not owed by Glencore plus the lesser of a portion of the net amount of eligible accounts receivable owed by Glencore or $20 million and a portion of eligible inventory balance.

Guaranty.  The Borrowers' obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries and secured by a first priority security interest in all of the Borrowers' accounts receivable, inventory and certain bank accounts.  Each Borrower is liable for any and all obligations under the Credit Facility on a joint and several basis.

Interest Rates and Fees.  Any amounts outstanding under the Credit Facility will bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.  The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter.  For amounts outstanding under the revolving credit facility, the applicable interest margin ranges from 2.50% to 3.00% over the LIBOR rate and 1.50% under to 2.00% over the base rate.  In addition, we pay a commitment fee of 0.50% per annum on undrawn amounts, less the amount of our letters of credit exposure.

For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit equal to either 0.75% (if 100% supported by cash collateral) or 2.50% (for all other standby letters of credit).

Maturity.  The Credit Facility will mature on July 1, 2014.

Prepayments.  We can make voluntary prepayments of amounts outstanding under the Credit Facility, in whole or in part without premium or penalty, subject to standard LIBOR breakage costs.  We are required to apply the proceeds from sales of accounts receivable or inventory, other than sales of inventory in the ordinary course of business, to repay amounts outstanding under the revolving credit facility and correspondingly reduce the commitments there under.

Covenants.  The Credit Facility contains customary covenants, including restrictions on mergers and acquisitions, indebtedness, affiliate transactions, liens, dividends and distributions, dispositions of collateral, investments and prepayments of indebtedness, as well as a covenant that requires the Borrowers to maintain certain minimum liquidity or availability requirements.

Events of Default.  The Credit Facility also includes customary events of default, including nonpayment, misrepresentation, breach of covenant, bankruptcy, change of ownership, certain judgments and certain cross defaults. Upon the occurrence of an event of default, commitments under the Credit Facility may be terminated and amounts outstanding may be accelerated and declared immediately due and payable.

1.75% Notes

General.  In August 2004, we sold $175,000 of our 1.75% Notes in a private offering exempt from the registration requirements of the Securities Act.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.75% Notes Exchanges.  During the third and fourth quarter of 2009, we completed equity for debt exchanges relating to our 1.75% Notes, pursuant to which we issued an aggregate of approximately 11.4 million shares of our common stock, par value $0.01 per share, in exchange for $127,933 aggregate principal amount of our 1.75% Notes (the “1.75% Notes Exchange Offers”). After completing the 1.75% Notes Exchange Offers, we have approximately $47,067 aggregate principal amount of 1.75% Notes outstanding.  In addition, we completed a consent solicitation to modify certain provisions of the indenture governing the 1.75% Notes to exclude, among other things, certain bankruptcy and insolvency events relating to Century and our subsidiaries from constituting an event of default thereunder.  The issuance of common stock in connection with the 1.75% Notes Exchange Offers was made by us pursuant to an exemption from the registration requirements of the Securities Act contained in Section 3(a)(9) of the Securities Act.

Interest Rate. The 1.75% Notes bear interest at 1.75% per annum on the principal amount, payable semi-annually in arrears in cash on February 1 and August 1 of each year.

Interest expense related to the 1.75% convertible senior notes:
	2010	2009	2008
Contractual interest coupon	$823	$2,585	$3,063
Amortization of the debt discount on the liability component	2,244	6,969	7,592
Total	$3,067	$9,554	$10,655

Effective interest rate for the liability component for the period	6.52%	6.34%	6.09%

The estimated amortization expense for the debt discount for the 1.75% Notes through the remaining expected life (August 2011) is $1,584.

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

Century is also required to offer to repurchase the 1.75% Notes on August 1, 2011, 2014 and 2019 at a price equal to 100% of their principal amount plus accrued interest, if any. The 1.75% Notes are redeemable at our option at a price equal to 100% of their principal amount plus accrued interest, if any, at any time.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Exchange offer and consent solicitation.  During the fourth quarter of 2009, we completed a debt for debt exchange offer and consent solicitation relating to our 7.5% Notes (the “7.5% Notes Exchange Offer”).  Pursuant to which, we issued $245,476 aggregate principal amount of 8.0% Notes in exchange for $243,052 of our 7.5% Notes.  In addition, investors participating in the 7.5% Notes Exchange Offer consented to certain amendments and modifications to the indenture governing the 7.5% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees totaling approximately $2,400.

We completed additional debt-for-debt exchanges in January and March 2010.  We issued a total of $4,128 of 8.0% Notes in exchange for $4,345 of 7.5% Notes.  As of December 31, 2010, we had $2,603 and $249,604 of aggregate principal amount outstanding of the 7.5% Notes and 8.0% Notes, respectively.

For the 2010 debt-for-debt exchanges, investors received $950 worth of 8.0% Notes for every $1,000 principal amount tendered of 7.5% Notes.  In addition, these investors received the accrued interest for their 7.5% Notes, net of interest that had accrued on the 8.0% notes since the original issuance date.

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

Redemption Rights.   We may redeem the 7.5% Notes, in whole or in part, at an initial redemption price equal to 103.75% of the principal amount, plus accrued and unpaid interest. The redemption price declined on August 15, 2010 and will decline each year thereafter until reaching 100% of the principal amount, plus accrued and unpaid interest, beginning on August 15, 2012.  Upon a “change of control” (as defined in the indenture governing the 7.5% Notes), we will be required to make an offer to purchase the 7.5% Notes at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes on the date of the purchase, plus accrued interest to the date of purchase.

Covenants and Exchange Offer.  In December 2009, the indenture governing the 7.5% Notes was amended in connection with the 7.5% Notes Exchange Offer to remove most of the restrictive covenants, see discussion above.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.0% Notes

General.  As of December 31, 2010, we have issued $249,604 of our 8.0% Notes in a series of exchange transactions for our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.  See Exchange offer and consent solicitation under the 7.5% Notes above.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

E.ON contingent obligation

General.  The E.ON contingent obligation consists of the aggregate E.ON payments under the Big Rivers Agreement to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount of $81,500.  The aggregate excess payments totaled $13,091 at December 31, 2010.  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  Based on the LME forward market and our expectation of Hawesville’s future operations, we expect that we will be obligated to make payments in the future.  When the conditions for repayment are met, and for so long so those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.

Interest rate.  Interest accrues at an annual rate equal to 10.94%.

Maturity.  The term of the agreement is through December 31, 2028.

Industrial Revenue Bonds

General.  As part of the purchase price for our acquisition of the Hawesville facility, we assumed industrial revenue bonds in the aggregate principal amount of $7.8 million which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility.

Interest rate.  The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the industrial revenue bonds is paid quarterly. At December 31, 2010, the interest rate on the industrial revenue bonds was 0.64%.

Maturity.  The industrial revenue bonds mature on April 1, 2028.

Security.  The industrial revenue bonds are secured by a letter of credit issued under our revolving credit facility.

Principal Payments on Long Term Debt

Principal payments on our long term debt, excluding contingent obligations, in the next five years and thereafter are as follows:

	Total	2011	2012	2013	2014
7.5% senior unsecured notes due August 15, 2014	$2,603	$—	$—	$—	$2,603
8.0% senior secured notes due May 15, 2014	249,604	—	—	—	249,604
Total	$252,207	$—	$—	$—	$252,207

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	Shareholders’ Equity

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

Series A Convertible Preferred Stock

Shares Authorized and Outstanding.  In July 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  All shares of Series A Convertible Preferred Stock are held by Glencore and were issued in connection with the termination of the financial sales contracts on July 7, 2008.  We have issued additional shares of common stock when an automatic conversion provision of the preferred stock is triggered.  The issuance of common stock under our stock incentive programs, certain debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of shares of Series A Convertible Preferred Stock into shares of common stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.  The following table shows Series A Convertible Preferred Stock conversions during 2010 and 2009:

Series A Convertible Preferred Stock:	2010	2009

Shares outstanding at January 1,	83,452	155,787
Automatic conversions during the year	(937)	(72,335)
Total shares outstanding at December 31,	82,515	83,452

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Right of Redemption.   The Series A Convertible Preferred Stock will be redeemed by Century if any of the following events occur (at a redemption price based on the trading price of our common stock prior to the announcement of such event) and Glencore votes its shares of our common stock in opposition to such events:

•
We propose a merger, reorganization or consolidation, sale, abandonment, transfer, lease, license, mortgage, exchange or other disposition of all or substantially all of our property or assets where any of our common stock would be converted into the right to receive, or exchanged for, assets other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable, or

•
We propose to dissolve and wind up any assets other than cash and/or securities traded on a national stock exchange or that are otherwise readily marketable are to be distributed to the holders of our common stock.

Tax Benefit Preservation Plan expired

Our Tax Benefit Preservation Plan was designed to provide us some protection against a possible limitation on our ability to use net operating losses, tax credits and other tax assets to reduce potential future U.S. federal income tax obligations.  The Tax Benefit Preservation Plan expired in accordance with its terms on September 29, 2010.

8.	Inventories

Inventories, at December 31, consist of the following:

	2010	2009
Raw materials	$49,098	$25,694
Work-in-process	13,979	13,400
Finished goods	7,901	11,156
Operating and other supplies	84,930	81,223
Inventories	$155,908	$131,473

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

9.	Property, Plant and Equipment

Property, plant and equipment, at December 31, consist of the following:

	2010	2009
Land and improvements	$13,040	$13,053
Buildings and improvements	318,767	315,154
Machinery and equipment	1,381,524	1,375,833
Construction in progress	144,287	126,195
	1,857,618	1,830,235
Less accumulated depreciation	(600,648)	(531,947)
Property, plant and equipment - net	$1,256,970	$1,298,288

For the years ended December 31, 2010, 2009 and 2008, we recorded depreciation expense of $63,550, $63,855 and $69,192, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010 and 2009, the cost of property, plant and equipment includes $173,532 and $171,709, respectively, and accumulated depreciation includes $98,279 and $91,972, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

10.	Composition of certain balance sheet accounts at December 31

Components of Prepaid and other current assets:	2010	2009
Prepaid and other current assets	$18,225	$12,274
Domestic income tax receivable	67	26,116
Contractual receivable – E.ON	—	55,531
	$18,292	$93,921

Components of Accrued and other current liabilities:	2010	2009
Other accrued and current liabilities	$20,510	$22,861
Income taxes payable	11,201	—
Accrued vacation pay	5,259	4,856
Accrued bond interest	2,903	1,631
Accrued curtailment expenses	1,622	9,250
	$41,495	$38,598

Components of Accumulated Other Comprehensive Loss:	2010	2009
Unrealized loss on financial instruments, net of $716 and $749 tax	$(1,131)	$(1,068)
Defined benefit plan liabilities, net of $23,674 and $26,728 tax	(40,621)	(64,635)
Equity in investee other comprehensive income, net of $0 and $0 tax (1)	(8,224)	(8,567)
	$(49,976)	$(74,270)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

11.	Pension and Other Postretirement Benefits

Pension Benefits

We maintain noncontributory defined benefit pension plans for all of our domestic hourly and salaried employees.  For the domestic salaried employees, plan benefits are based primarily on years of service and average compensation during the later years of employment. For hourly employees at Ravenswood, plan benefits are based primarily on a formula that provides a specific benefit for each year of service.  Our funding policy is to contribute amounts based upon actuarial and economic assumptions designed to achieve adequate funding of the projected benefit obligations and to meet the minimum funding requirements of the Employee Retirement Income Security Act 1974 (“ERISA”). Plan assets consist principally of U.S. and international equities and fixed income securities.  In addition, we provide supplemental executive retirement benefits (“SERB”) for certain current and former executive officers.  We account for these plans in accordance with ASC 715-30. We use a measurement date of December 31st to determine the pension and OPEB liabilities.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The hourly employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) sponsored multi-employer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.  During the years ended December 31, 2010, 2009 and 2008, we contributed $1,306, $1,352 and $1,573, respectively, to the plan, and had no outstanding liability at year end.

Other Postretirement Benefits (OPEB)

In addition to providing pension benefits, we provide certain healthcare and life insurance benefits for certain domestic retired employees. We account for these plans in accordance with ASC 715-60.  ASC 715-60 requires companies to accrue the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.

Retiree Medical Benefits changes

In 2009, Century Aluminum of West Virginia, Inc. (“CAWV”) amended its postretirement medical benefit plan effective January 1, 2010 for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The changes to the plan eliminated retiree medical benefits for CAWV retirees and dependents upon attainment of age 65.  In addition, bargaining unit retirees under age 65 and dependents under age 65 were covered by the salary retiree medical plan which required out-of pocket payments for premiums, co-pays and deductibles by participants.

On November 1, 2010, CAWV announced further changes to its postretirement medical benefits plan.

Effective January 1, 2011, CAWV will no longer be providing retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.  For those retirees impacted by the changes and who have elected COBRA coverage, CAWV has agreed to waive COBRA premiums until the earlier of June 30, 2011 or the attainment of age 65 by the covered participants.

The November 1, 2010 plan amendments resulted in the immediate recognition of any unamortized prior service cost benefits that were accrued in Other Comprehensive Income as of the date of the amendments.  In addition, the November 1, 2010 plan amendments resulted in a reduction in OPEB liability and a credit to Other Comprehensive Income.  The newly established prior service benefit and actuarial losses will be amortized ratably into income over the period November 1, 2010 to June 30, 2011 at which time the CAWV OPEB plan will terminate.

With the ratification of the Hawesville labor agreement on December 23, 2010, changes were made to the retiree medical benefits program for employees who retire during the term of the labor agreement. Such retirees have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts will be funded by CAKY based at established rates per hour worked by each eligible participant.  Eligible participants will be able to withdraw from their health reimbursement accounts to fund their own retiree medical coverage.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2010	2009	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$114,181	$111,516	$186,384	$227,347
Service cost	2,979	2,784	3,534	3,542
Interest cost	6,407	6,482	10,402	11,007
Plan changes	—	412	(112,487)	(8,254)
Medicare Part D	—	—	538	360
Actuarial loss (gain)	8,762	647	26,996	1,456
Benefits paid	(6,458)	(6,063)	(6,038)	(8,271)
Curtailment/special termination benefits	4,556	(1,597)	388	(40,803)
Benefit obligation at end of year	$130,427	$114,181	$109,717	$186,384
Change in plan assets:
Fair value of plan assets at beginning of year	$69,626	$60,233	$—	$—
Actual return on plan assets	8,815	14,191	—	—
Employer contributions	1,895	1,265	6,038	8,271
Benefits paid	(6,458)	(6,063)	(6,038)	(8,271)
Fair value of assets at end of year	$73,878	$69,626	$—	$—

	Pension		OPEB
	2010	2009	2010	2009
Funded status of plans:
Funded status	$(56,549)	$(44,555)	$(109,717)	$(186,384)
Amounts Recognized in the Statement of Financial Position:
Current liabilities	$(18,754)	$(1,275)	$(6,409)	$(9,153)
Non-current liabilities	(37,794)	(43,280)	(103,308)	(177,231)
Net amount recognized	$(56,549)	$(44,555)	$(109,717)	$(186,384)
Amounts Recognized in accumulated other comprehensive loss (pre-tax):
Net loss (gain)	$44,527	$40,864	$79,697	$59,156
Prior service cost (benefit)	746	883	(60,674)	(9,540)
	$45,273	$41,747	$19,023	$49,616

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2010	2009	2010	2009	2010	2009
Hourly pension plan	$61,291	$51,233	$61,276	$51,220	$40,940	$38,981
Salaried pension plan	49,478	44,534	45,633	40,912	32,938	30,645
Supplemental executive benefits pension plan (“SERB”)	19,658	18,414	19,143	17,660	—	—
Total	$130,427	$114,181	$126,052	$109,792	$73,878	$69,626

There are no plan assets in the SERB due to the nature of the plan.

Components of Net periodic benefit cost and other amounts recognized in other comprehensive income:

Net Periodic Benefit Cost:
	Year Ended December 31,
	Pension			OPEB
	2010	2009	2008	2010	2009	2008
Service cost	$2,979	$2,784	$4,342	$3,534	$3,542	$6,362
Interest cost	6,407	6,482	6,297	10,402	11,007	11,954
Expected return on plan assets	(5,376)	(4,336)	(7,456)	—	—	—
Amortization of prior service costs	137	162	727	(10,879)	(1,144)	(2,162)
Amortization of net loss	1,660	2,105	534	6,454	2,485	2,851
Net periodic benefit cost	5,807	7,197	4,444	9,511	15,890	19,005
Special termination benefits	4,556			388
Effect of plan amendments	—	—	—	(50,474)	—	—
Curtailment cost	—	2,576	239	—	(14,975)	—
Total benefit cost	$10,363	$9,773	$4,683	$(40,575)	$915	$19,005

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (pre-tax):
	Year Ended December 31,
	Pension		OPEB
	2010	2009	2010	2009
Net loss (gain)	$5,322	$(9,208)	$26,996	$1,456
Prior service cost (benefit) arising during the period	—	412	(112,488)	(8,254)
Amortization of net loss	(1,660)	(2,105)	(6,455)	(2,486)
Amortization of prior service (cost) benefit	(137)	193	10,879	1,144
Net loss (gain) due to plan amendments	—	(2,405)	—	(26,639)
Prior service cost (benefit) recognized due to plan amendments	—	(2,123)	50,475	812
Total amount recognized in other comprehensive income	3,525	(15,236)	(30,593)	(33,967)
Net periodic benefit cost	10,363	9,773	(40,575)	915
Total recognized in net periodic benefit cost and other comprehensive income	$13,888	$(5,463)	$(71,168)	$(33,052)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated net loss (gain) and prior service cost (benefit) for our defined benefit pension plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 are $1,672 and $137, respectively.

The estimated net loss (gain) and prior service cost for our OPEB plans expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2011 is $14,125 and $(32,814), respectively.

Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension		OPEB
	2010	2009	2010	2009
Discount rate	5.38%	5.75%	5.26%	5.89%
Rate of compensation increase (1)	3%/3%/4%	2%/3%/4%	3%/3%/4%	2%/3%/4%
Measurement date	12/31/2010	12/31/2009	12/31/2010	12/31/2009

(1)	Rate of compensation increase is for year 1/year 2/years thereafter.

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:
	Pension				OPEB
	2010	2009	2008		2010	2009	2008
Measurement date	12/31/2009	12/31/2008	12/31/2007		12/31/2009	12/31/2008	12/31/2007
Fiscal year end	12/31/2010	12/31/2009	12/31/2008		12/31/2010	12/31/2009	12/31/2008
Discount rate	5.75%	6.54%	6.50	% (1)	5.89%	6.31%	6.50%
Rate of compensation increase	2%/3%/4%	4.00%	4.00%		2%/3%/4%	4.00%	4.00%
Expected return on plan assets	8.00%	8.00%	8.50%		—	—	—

(1)	Discount rate assumption for the hourly pension plan for 2008 was 6.25%.

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law on December 8, 2003.  The approach used to measure this impact is based on our understanding of ASC 715-60.  We recognized the impact of these changes during 2004 on a prospective basis.  As of December 31, 2010, the effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation of our OPEB plans by $12,226, which is an approximate 11% decrease for our OPEB plans.  We received Medicare Part D subsidies totaling $538 during 2010.

For measurement purposes, medical cost inflation is initially estimated to be 10%, declining to 5% over six years and thereafter.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2010:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$2,545	$(2,031)
Effect on accumulated postretirement benefit obligation	$14,988	$(12,568)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  We suspended our company matching contributions to the 401(k) plan for 2010 and 2009.  In 2008, for our eligible employees, we matched 100% of the first 3% of a participants annual compensation and 50% of the next 2% of their annual compensation contributed to the savings plan.  In 2008, one half of our contribution was invested in the common stock of Century and the other half of our contribution was invested based on employee election.  Our contributions to the savings plan for the years ended December 31, 2008 was $915.  Employees are considered fully vested immediately upon participation in the plan.

Benefit Plan Assets

Pension Plan Investment Policy and Strategy

We have established the defined benefit pension plans (the “Pension Plans”) as a retirement vehicle for the plan participant employees and as a funding vehicle to secure promised benefits.  The Pension Plans’ assets are invested in a prudent manner for the exclusive purpose of providing benefits to participants. Other objectives are to:

•	Provide a total return that, over long term, provides sufficient assets to fund the pension plan liabilities.
•
Maximize the return on assets, over the long term, by investing a majority of the Pension Plans’ assets in equities. The inclusion of additional asset classes with differing rates of return, volatility and correlation are utilized to reduce risk by providing diversification relative to equities.

•	Diversify investments within asset classes to reduce the impact of losses in single investments.

The assets of the Pension Plans are invested in compliance with ERISA as amended, and any subsequent applicable regulations and laws.

Performance

Our performance objective is to outperform the return on a weighted hypothetical portfolio return (the “Policy Portfolio”) after fees at a comparable level of risk. This investment objective is expected to be achieved over the long term and is measured over rolling multi-year periods. Peer-relative performance comparisons will also be considered especially when performance deviates meaningfully from market indexes. Investment objectives for each asset class are included below.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Policy Portfolio

Asset allocation policy is the principal method for achieving the Plans and investment objectives stated above. The Plans’ long-term strategic asset allocation policy targets are as follows:

	Pension Plans Asset Allocation
	December 31, 2010		December 31, 2009
	Target	Actual	Target	Actual
Equities:
U.S. equities	50%	50%	50%	50%
International equities	15%	15%	15%	15%
Fixed income	35%	35%	35%	35%
	100%	100%	100%	100%

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements of Pension Plan Assets

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  We measured the fair value of our Pension Plans’ assets in accordance with ASC 820.  For additional information see Note 4 Fair Value Measurements.

Fair Value of Pension Plans’ assets by category as of:
	December 31, 2010	December 31, 2009
Equities:
U.S. equities	$36,848	$35,112
International equities	11,095	10,497
Fixed income	25,935	24,017
	$73,878	$69,626

The following table sets forth by level within the ASC 820 fair value hierarchy our Pension Plan assets.  As required by generally accepted accounting principles for fair value measurements and disclosures, these assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.  For additional information see Note 4 Fair Value Measurements.

We assessed the inputs used in valuing the Pension Plans’ investments carried at fair value for the year ended December 31, 2010 and 2009 as follows:

	2010	2009
Level 1	$—	$—
Level 2	73,878	69,626
Level 3	—	—
Total	$73,878	$69,626

Our Pension Plans’ assets are held in certain investment fund trusts.  The fair value of the fund trusts is based on the fair value of the underlying securities as determined as follows:

•	U.S. listed equities; equity and fixed income options: Last sale price; last bid price if no last sale price;
•	U.S. over-the-counter equities: Official closing price; last bid price if no closing price;
•	Foreign equities: Official closing price, where available, or last sale price; last bid price if no official closing price; and
•	Municipal bonds, US bonds, Eurobonds/foreign bonds: Evaluated bid price; broker quote if no evaluated bid price.

Our other postretirement benefit plans are unfunded. We fund these benefits as the retirees submit claims.

Pension and OPEB Cash Flows

Contributions

We expect to make approximately $1,282 in benefit payments for our unfunded SERB plan for 2011.  We expect to make contributions to the pension plans of approximately $18,000 during 2011.  We expect to provide approximately $6,409 for benefit payments for our other postretirement benefit plans for the year ending December 31, 2011.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits
2011	$8,429	$6,409
2012	7,625	5,075
2013	7,637	5,444
2014	7,732	6,073
2015	7,969	6,621
2016 – 2020	47,092	38,071

12.	Share Based Compensation

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 7,461,000 shares remaining at December 31, 2010.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant.  Beginning in 2008, our independent non-employee director’s received annual grants of service-based share awards that vest following 12 months of service.  In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

As of December 31, 2010, options to purchase 650,575 shares of common stock were outstanding and 551,382 service-based stock awards have been authorized and will vest if the employee recipients are employed for the requisite service periods.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  As of December 31, 2010, approximately 428,000 performance share units have been authorized and will vest upon the attainment of the performance goals.  In 2008, we instituted changes to our performance share program.  Under the amended performance share plan, a portion of the performance share award will be granted in service-based share awards at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee on the award date and are included in our service-based share awards.  Prior to the performance share plan amendments, our goal-based performance share units were not considered common stock equivalents until it became probable that performance goals would be obtained.

In April 2008, we instituted changes to the equity compensation program for our directors.  Subsequent to the change, continuing independent directors receive annual grants of service-based share awards, rather than an annual stock option award.  Newly elected directors will receive a one-time initial award of 1,000 service-based share awards that vest 50% following 12 months of service and 50% following 24 months of service.  These awards are included in our service-based share awards.

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan. As of December 31, 2010, this plan had 25,000 outstanding options.  No new options will be issued out of this plan.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2010 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2010	692,075	$24.28
Granted	—	—
Exercised	(2,000)	11.59
Forfeited	(14,500)	39.38
Outstanding and expected to vest at December 31, 2010 (1)	675,575	$24.02	6.81	$2,774
Fully vested and exercisable at December 31, 2010	372,434	$38.23	5.55	$51

(1)	We expect all of our outstanding options to vest as our historical forfeiture rates have been very low.

Service-based share awards (1)
Outstanding at January 1, 2010	501,203
Granted	147,876
Vested (Awarded)	(97,081)
Forfeited	(616)
Outstanding at December 31, 2010	551,382

(1)	All of our service-based stock awards require the recipients to remain an employee or director when the award vests. Recipients receive common stock upon vesting.

Non-vested stock options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2010	308,976	$5.19
Granted	—	—
Vested	(5,835)	19.27
Forfeited	—	—
Non-vested options at December 31, 2010	303,141	$4.92

	Year ended December 31,
	2010	2009	2008
Weighted average per share fair value of:
Stock options grants	$—	$4.92	$20.61
Service-based share grants	12.31	6.41	69.60
Total intrinsic value of option exercises	1	—	2,166
Share-based liabilities paid (1)	1,050	694	3,692
Total fair value of stock options vested during the period	112	1,369	3,275

(1)	Share-based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Option Pricing Model – We estimate the fair value of each option and service-based share award using the Black-Scholes option-pricing model on the date of grant.  We used the following assumptions to estimate the fair value of our share awards for 2010 and 2009.

	2010	2009
Risk-free interest rate	0.31% – 1.52%	1.36% – 2.36%
Expected dividend yield	$0.00	$0.00
Expected volatility	107% – 108%	102% – 126%
Expected forfeiture rate	0% – 3%	0% – 3%
Expected term (years)	1.0 – 3.0	3.0 – 5.0

Our expected term assumption was based on historical exercise data for fully vested awards.  Only service-based share awards were granted in 2010.  No stock options were granted in 2010.  The expected term reflects the required service-period of these service-based awards.  The risk-free interest rate is based on the yield on the measurement date for zero-coupon U.S. Treasury bond strips with terms similar to the expected life of the option.  The dividend yield is zero, consistent with our current dividends policy.  Expected volatility is estimated using the historical volatility of the price of our common stock over the expected term of the options.  The expected forfeiture rate is based on our historical forfeiture rate by employee class.

The following table summarizes the compensation cost recognized for the year ended December 31, 2010, 2009 and 2008, respectively, for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications of any share-based awards in 2010, 2009 and 2008.

	Year ended December 31,
	2010	2009	2008
Share-based compensation expense reported:
Stock option grants	$669	$1,180	$2,635
Service-based stock awards (1)	(1,668)	956	1,787
Performance-based stock grants	5,586	6,453	8,045
Total share-based compensation expense before income tax	4,587	8,589	12,467
Income tax benefit	—	—	—
Total share-based compensation expense, net of income tax benefit	$4,587	$8,589	$12,467

(1)	We recorded a net credit for service-based stock awards in 2010 due to adjustments to share-based expense for payroll taxes paid in cash during the year.

As of December 31, 2010, we had unrecognized compensation expense of $1,362 before taxes, related to non-vested stock options and service-based stock awards.  This expense will be recognized over a weighted average period of 0.50 years.  The unrecognized compensation expense is expected to be recognized over the following periods:

	2011	2012
Stock-based compensation expense (pre-tax)	$916	$446

During the year ended December 31, 2010, 2,000 stock options were exercised; we received $23 in cash from employees and non-employee directors for the exercise of stock options; and we did not recognize any tax benefit related to stock option exercises.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It has been our policy to issue new shares to satisfy the requirements of our share-based compensation plans.  We do not plan to repurchase shares in the future to support our share-based compensation plans.

13.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings (loss) per share for 2010:

	For the year ended December 31, 2010
	Net income	Shares (000)	Per-Share
Net income	$59,971	92,676
Amount allocated to common shareholders	91.79%
Basic EPS:
Income allocable to common shareholders	$55,046	92,676	$0.59
Effect of Dilutive Securities: Plus:
Options	—	53
Service-based stock awards	—	573
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$55,046	93,302	$0.59

During 2009 and 2008, we reported net losses, so any dilutive common shares would be antidilutive to EPS.  The following table shows the basic and diluted earnings (loss) per share for these periods:

	Net income (loss)	Shares (000)	Per-Share
Basic and Diluted EPS:
Year ended December 31, 2009	$(205,982)	75,343	$(2.73)
Year ended December 31, 2008	$(895,187)	44,759	$(20.00)

Impact of issuance of Series A Convertible Preferred Stock on EPS

We issued 160,000 shares of Series A Convertible Preferred Stock (convertible into 16,000,000 common shares) as a portion of the consideration for the financial sales contract termination transaction in July 2008.  The preferred stock has similar characteristics of a “participating security” as described by ASC 260-10-45.  In accordance with the guidance in the ASC 260-10-45, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.

ASC 260-10-50 does not require the presentation of basic and diluted EPS for securities other than common stock and the EPS amounts, as presented, only pertain to our common stock.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Two-Class Method is an earnings allocation formula that determines earnings (loss) per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  Our preferred stock is a non-cumulative perpetual participating convertible preferred stock with no set dividend preferences.  The dividend rights of our preferred shareholder are equal to those of our common shareholders, as if it held the number of common shares into which its shares of preferred stock are convertible into as of the record date.  The liquidation rights of the preferred stock mirror their dividend rights, in that the preferred stock ranks in parity to the common stock in respect of liquidation preference and would be entitled to share ratably with common stock holders in the distribution of assets in a liquidation (as though the preferred stock holders held the number of shares of common stock into which their shares of preferred stock were convertible).  See Note 7 Shareholders’ Equity for additional information about the rights and features of the preferred stock.

The holders of our convertible preferred stock do not have a contractual obligation to share in our losses.  Thus, in periods where we report net losses, we do not allocate these losses to the convertible preferred stock for the computation of basic or diluted EPS.

For the calculation of basic and diluted EPS using the Two-Class Method in 2009 and 2008, we did not allocate any of our undistributed net loss to the convertible preferred stock.

Calculation of EPS

For the period ended December 31, 2010, 675,575 options to purchase common stock and 551,382 service-based share awards were outstanding.  Approximately 377,000 options were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock.  The average price for our common stock for the year ended December 31, 2010 was below the conversion price of our 1.75% Notes.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.	Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2010	2009	2008
U.S.	$37,487	$(114,273)	$(600,063)
Foreign	30,059	(35,870)	(3,182)
Total	$67,546	$(150,143)	$(603,245)

Significant components of the income tax expense (benefit) consist of the following:
	Year Ended December 31,
	2010	2009	2008
Current:
U.S. federal current expense (benefit)	$191	$(22,166)	$(62,064)
State current expense (benefit)	(1,047)	(1,294)	4,848
Foreign current expense (benefit)	11,485	(2,123)	8,381
Total current expense (benefit)	10,629	(25,583)	(48,835)
Deferred:
U.S. federal expense (benefit)	(2,945)	(3,024)	335,155
State deferred expense	(75)	677	20,447
Foreign deferred tax expense	3,524	15,573	2,081
Total deferred expense (benefit)	504	13,226	357,683
Total income tax expense (benefit)	$11,133	$(12,357)	$308,848

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2010	2009	2008
Federal Statutory Rate	35.0%	35.0%	35.0%
Effect of:
Permanent differences	(9.8)	(1.0)	2.2
State taxes, net of Federal benefit	(1.7)	7.6	1.8
Foreign earnings taxed at different rates than U.S.	(27.8)	3.0	(0.4)
Equity earnings in joint ventures	—	1.7	(1.1)
Unremitted earnings	7.3	10.7	(4.7)
Valuation allowance	22.7	(57.0)	(85.4)
Changes in uncertain tax reserves	(5.1)	8.2	1.4
Other	(4.1)	—	—
Effective tax rate	16.5%	8.2%	(51.2)%

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2010	2009
Deferred tax assets:
Accrued postretirement benefit cost	$8,690	$20,633
Accrued liabilities	11,963	12,707
Share-based compensation	4,169	3,897
Derivative and hedging contracts	25,157	—
Goodwill	20,760	22,791
Equity contra - other comprehensive loss	55,810	66,684
Capital losses	7,802	7,603
Net operating losses	675,427	669,553
Other	39	2,591
Total deferred tax assets	809,817	806,459
Valuation allowance	(714,423)	(681,094)
Net deferred tax assets	$95,394	$125,365
Deferred tax liabilities:
Tax over financial statement depreciation	$(152,204)	$(169,509)
Pension	(1,311)	(3,727)
Derivative and hedging contracts	—	(10,450)
Income from domestic partnership	3	(1,792)
Unremitted foreign earnings	(23,560)	(17,754)
Foreign basis differences	(4,321)	(3,755)
Total deferred tax liabilities	(181,393)	(206,987)
Net deferred tax liability	$(85,999)	$(81,622)

Our net deferred tax liabilities of $85,999 and $81,622 at December 31, 2010 and December 31, 2009, respectively, is comprised of our foreign deferred income tax liability.

Under ASC 740, “Accounting for Income Taxes”, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $657,148 against all of our federal and state deferred tax assets as of December 31, 2010, due to our belief that it is more likely than not that these assets will not be realized.  We recorded a valuation allowance of $57,275 against a portion of our Icelandic and Hong Kong NOL deferred tax assets as of December 31, 2010, due to our belief that it is more likely than not that these assets will not be realized.  The valuation allowance increased by $33,329, which is primarily due to U.S .and foreign operating income and losses generated during 2010 in jurisdictions where a full valuation allowance has been recorded.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2010, we had federal NOL carry forwards of $1,691,172, state NOL carry forwards of $1,133,249 and Icelandic NOL carry forwards of $185,881.  The federal NOL begins to expire in 2028; the state NOL begins to expire in 2027; and, the Icelandic NOL begins to expire in 2016.

At December 31, 2009, we had federal NOL carry forwards of $1,728,491, state NOL carry forwards of $485,705 and Icelandic NOL carry forwards of $193,194.  The federal NOL begin to expire in 2028; the state NOL begin to expire in 2027; and, the Icelandic NOL begins to expire in 2016.

We have removed our election to permanently reinvest foreign earnings for 2010, 2009 and 2008.  The cumulative amount of foreign undistributed net earnings for which no deferred taxes have been provided was $205,087 at December 31, 2010.  Management has no plans to distribute such earnings in the foreseeable future.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2010	2009	2008
Balance as of January 1,	$21,200	$21,600	$40,600
Additions based on tax positions related to the current year	4,400	5,200	1,800
Reductions based on tax positions related to the current year	—	—	(4,400)
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(4,600)	(1,000)
Decreases due to lapse of applicable statute of limitations	(9,000)	(700)	(4,200)
Settlements	—	(300)	(11,200)
Balance as of December 31,	$16,600	$21,200	$21,600

Included in the above $16,600 balance at December 31, 2010 are $14,600 of tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion. Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.  The remaining amount of unrecognized tax benefits that would affect our effective tax rate if recognized is approximately $2,000 as of December 31, 2010.

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

It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.  In 2010, 2009 and 2008, we recognized $(300), $(1,700) and $(4,900), respectively, in interest and penalties.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Our federal income tax returns beginning in 2007 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  The majority of our other state returns beginning in 2005 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

15.	Commitments and Contingencies

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

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at collocated Primary MACT facilities which deal with potlines, including Hawesville.  In April 2008, the EPA sent CAKY requests under the Clean Air Act for copies of certain records dating back to 2000.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.  The matter is under investigation.  An initial hearing with the EPA occurred in January 2010 at which CAKY agreed to provide the EPA with additional information regarding the alleged violations.  CAKY provided such information in February 2010.  We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.  We expect to resolve the matter in 2011.

Century Aluminum of West Virginia, Inc. continues to perform remedial measures at Ravenswood pursuant to an order issued by the EPA in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which will formally document the conclusion of these activities, is being completed with the EPA.  EPA approval of the Corrective Measures Study is anticipated in 2011.  We currently believe a significant portion of the contamination on the two sites identified in the RFI is attributable to the operations of third parties and is their financial responsibility.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through December 31, 2010, we have expended approximately $800 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  The parties are currently engaged in the discovery process.  As of December 31, 2010, no trial date has been set for the remaining claims.

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

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In January 2010, the court granted a motion by DPNR to assert claims directly against certain third-party defendants, including Century and Vialco.  On January 29, 2010, the court granted DPNR’s motion.  The case is currently set for trial in March 2011. See Note 23 Subsequent Events for additional information about these actions.

In December 2010, we were among several defendants listed in a lawsuit filed by approximately 2,300 defendants who either worked, resided or owned property in the area downwind from the alumina refinery facility at St. Croix.  The complaint, as amended, alleges damages caused by the presence of red mud and other particulates coming from the alumina facility.  The complaint seeks unspecified monetary damages, costs and attorney fees as well as certain injunctive relief.  We have tendered indemnity and defense of the case to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $753 and $966 at December 31, 2010 and December 31, 2009, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

On April 27, 2010, the purported stockholder class actions consolidated as In re: Century Aluminum Company Securities Litigation were dismissed without prejudice by the court for failure to state a claim.  On May 28, 2010 and June 24, 2010 plaintiffs filed amended complaints, which, like the previous complaints, alleged that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees.  A hearing was held in September 2010 to hear our motion to dismiss the amended complaints, but no ruling has yet been made on the motion.  See Note 23 Subsequent Events for additional information about these actions.  Management intends to vigorously defend these actions, but at the date of this report, it is not possible to predict the ultimate outcome of these actions or to estimate a range of possible damage awards.

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. amended its postretirement medical benefit plan effective January 1, 2010 for all current and former CAWV salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

The principal changes to the plan as a result of this amendment are that, upon attainment of age 65, all CAWV provided retiree medical benefits will cease for retirees and dependents.  In addition, bargaining unit retirees under age 65 and qualified dependents under age 65 are covered by the salary retiree medical plan which requires out-of pocket payments for premiums, co-pays and deductibles by participants.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2009, CAWV filed a class action complaint for declaratory judgment against the USWA, the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.

In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the court.  The USWA has appealed the decision and proceedings have been stayed pending the outcome of the appeal.  Based upon our analysis of the court’s ruling during the third quarter of 2010, in accordance with ASC 715-60, “Compensation – Retirement Plans – Defined Benefit Plans – Other Postretirement”, the amendment to the CAWV postretirement medical plan benefits was recorded as a negative plan amendment in the third quarter of 2010.  We will continue to vigorously pursue our case in the foregoing actions.  As a result of the negative plan amendments we reduced our OPEB liabilities $82,036 in 2010.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Commitments and Contingencies

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments in excess of the agreed upon base amount of $81,500 under the Big Rivers Agreement to Big River.  The aggregate excess payments totaled $13,091 at December 31, 2010.  Interest will accrue on this obligation at 10.94% per annum beginning January 1, 2011.  Our obligation to make repayments is contingent upon certain operating criteria and the LME price of primary aluminum.  Based on the LME forward market, we may be required to make payments in the future.  When the conditions for repayment are met, we will be obligated to make up to 72 monthly payments of principal and interest.  See Note 6 Debt for additional information about the E.ON contingent obligation.

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  CAKY’s Hawesville plant employees represented by the USWA are under a collective bargaining agreement which expires on March 31, 2015.  The agreement covers approximately 525 hourly workers at the Hawesville plant.

In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expire on January 1, 2011 and we are currently involved in negotiations with the labor unions regarding the wage terms.  The labor agreement in its entirety expires on December 31, 2014.

CAWV’s Ravenswood plant employees represented by the USWA are under a labor agreement that expired on August 31, 2010.  Negotiations for a new labor agreement are ongoing.  For additional information about Ravenswood operations, see Note 3 Curtailment of Operations – Ravenswood and Hawesville.

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and OPEB obligations.  Among other things, the Health Care Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.  See Note 14 Income Taxes for additional information about the impact of the change in the deductibility of the Medicare Part D subsidy.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus metal produced in the United States	Through December 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2011, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

Long-term Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

(1)	Grundartangi’s tolling revenues include a premium based on the EU import duty for primary aluminum.

Apart from the Glencore Metal Agreement, Glencore Sweep Agreement and the Southwire Metal Agreements, we had forward delivery contracts to sell 47,926 metric tons and 26,140 metric tons of primary aluminum at December 31, 2010 and December 31, 2009, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 117 metric tons of primary aluminum at December 31, 2010 and 1,559 metric tons at December 31, 2009 of which none were with Glencore at December 31, 2010 and 2009.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 5 Derivative and hedging instruments for additional information about these instruments.

17.	Asset Retirement Obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2010	2009
Beginning balance, ARO liability	$15,233	$14,337
Additional ARO liability incurred	1,057	896
ARO liabilities settled	(1,162)	(1,116)
Accretion expense	1,040	1,116
Adjustments (1)	(1,894)	—
Ending balance, ARO liability	$14,274	$15,233

(1)	We adjusted our ARO liability in 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent pot liner.

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18.	Supplemental Cash Flow Information

	Year Ended December 31,
	2010	2009	2008
Cash paid for:
Interest	$19,809	$28,383	$23,240
Income taxes	6,481	5,009	21,777
Cash received from:
Interest	656	2,054	7,804
Income tax refunds	21,672	91,592	224

Non-cash investing activities:
Accrued capital costs	$172	$10,579	$(22,117)

Non-Cash Activities

We incurred a $13,091 contingent obligation to E.ON for payments made above an agreed amount on CAKY’s behalf in excess of the amount agreed to in the Big Rivers Agreement.  See Note 6 Debt for additional information about the E.ON contingent obligation.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the curtailment of our Ravenswood operations in February 2009, we reclassified certain inventory items into other assets.  As a result, there was an $18,023 non-cash change in the inventory due to this reclassification.

In 2010, 2009 and 2008, we issued shares of common stock to certain key employees to satisfy performance share liabilities of $1,050, $694 and $3,692, respectively, as part of our performance share program.

19.	Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2010 and 2009 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) per share
2010:
4th Quarter (1)	$316,851	$41,135	$65,280	$0.65
3rd Quarter (2)	279,178	15,769	(16,787)	(0.18)
2nd Quarter (3)	287,853	21,516	5,146	0.05
1st Quarter	285,389	33,976	6,332	0.06

2009:
4th Quarter (4)	$256,814	$14,275	$(24,354)	$(0.28)
3rd Quarter (5)	228,699	(2,352)	40,142	0.45
2nd Quarter (6)	189,153	(5,227)	(107,146)	(1.45)
1st Quarter (7)	224,587	(72,361)	(114,624)	(1.77)

(1)
The fourth quarter of 2010 net income includes a benefit of $56,728 for changes to the Century of West Virginia retiree medical benefits program, a charge of $5,681 for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4,555 due to the continued curtailment of the Ravenswood facility.

(2)
The third quarter of 2010 net loss includes a charge of $12,136 for mark-to-market losses primarily related to primary aluminum price protection options and a $7,300 benefit for lower of cost or market inventory adjustments.

(3)
The second quarter of 2010 net income includes a benefit of $9,294 for mark-to-market losses primarily related to primary aluminum price protection options and a $7,056 charge for lower of cost or market inventory adjustments.

(4)
The fourth quarter of 2009 net income includes an after-tax expense of $11,500 related to the fair value adjustment for primary aluminum put option and collar contracts and an after-tax benefit of $6,600 related to discrete income tax adjustments.

(5)
The third quarter of 2009 net income includes a benefit of $55,599 primarily from realized and unrealized gains related to the termination of the existing power contract and its replacement with a new power contract at the Hawesville smelter and a $7,500 tax benefit related to the release of tax reserves no longer required.

(6)
The second quarter of 2009 net loss includes a loss on disposition of equity investments of $73,234 and a charge of $9,166 related to ongoing costs associated with the production curtailments at the Ravenswood and Hawesville primary aluminum smelters.  Inventory market value adjustments of $26,868 favorably impacted the quarterly results.

(7)
The first quarter of 2009 net loss includes $24,332 related to employee separation expenses, supplier payments and other costs resulting from production curtailments at the Ravenswood and Hawesville primary aluminum smelters.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Business Segments

We operate in one reportable business segment, primary aluminum.  A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2010	2009	2008

Primary	$1,895,430	$1,815,589	$1,937,830
Corporate, unallocated	27,626	46,161	97,528
Total assets	$1,923,056	$1,861,750	$2,035,358

(1)
Segment assets include cash and cash equivalents, accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment-net; the remaining assets are unallocated corporate assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2010	2009	2008
Net sales:
United States	$714,409	$565,999	$1,428,948
Iceland	453,021	332,927	535,760
Other	1,841	327	6,068
Long-lived assets:(1)
United States	$412,266	$436,798	$551,894
Iceland	894,297	899,855	911,082
Other	39,415	35,629	58,248

(1)	Includes long-lived assets other than financial instruments.

Major customer information

In 2010 and 2009, we had three major customers whose sales revenue exceeded 10% of our net sales. In 2008, we had four major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The revenue and percentage of net sales for these customers are as follows:

	Year Ended December 31,
	2010		2009		2008
	Sales revenue	Percent of net sales	Sales revenue	Percent of net sales	Sales revenue	Percent of net sales
Glencore	$413,408	35.4%	$230,909	25.7%	$495,961	25.2%
Southwire	323,873	27.7%	234,535	26.1%	404,393	20.5%
BHP Billiton	214,571	18.4%	166,546	18.5%	262,752	13.3%
Alcan (1)	—	—	—	—	337,216	17.1%

(1)	Sales revenue from Alcan was less than 10% in 2010 and 2009.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2010, 2009 and 2008 are described below.

Two of the members of our board of directors are affiliated with Glencore International AG, including Glencore’s Chairman of the Board of Directors.

Primary aluminum put options

In 2010 and 2009, we entered into primary aluminum put option contracts with Glencore and other non-related parties.  We paid cash premium to enter into these contracts and recorded a short-term asset in prepaid and other current assets on the consolidated balance sheets.  We determined the fair value of the put options using a Black Scholes pricing model with inputs obtained from an independent source and account for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.  See Note 5 Derivative and hedging activities for additional information about the put option contracts.

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

On July 7, 2008, Century and Glencore agreed to terminate the Financial Sales Contracts upon the payment by Century to Glencore of $1,820,457 in cash ($1,315,259 paid immediately and $505,198 financed through a deferred settlement agreement, which was repaid during 2008) and the issuance by Century to Glencore of 160,000 shares of non-voting perpetual preferred stock, convertible into 16,000,000 shares of common stock.  We received $1,090,259 of cash as consideration for the shares of Series A Convertible Preferred Stock issued.  We used the cash received to settle a portion of outstanding contract liabilities associated with the Financial Sales Contracts.See Note 7 Shareholders’ Equity for additional information about the convertible preferred stock.

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cash payments for the settlements of the Financial Sales Contracts with Glencore were based on the contract shipment volume, contract price and the actual LME price for primary aluminum for the corresponding period. In 2008 through the date of the termination transaction on July 7, 2008, we settled 100,200 metric tons, which consisted of the original contract volume plus the additional volume that was triggered when the LME exceeded certain thresholds. Our cash payments for the contract settlements in 2008 are in the Summary table below.

Purchases from Glencore

We purchased alumina from Glencore on both a spot and long-term contract basis. We believe that all of the alumina purchased under these long-term contracts was purchased at prices which approximated market. For alumina purchased from Glencore on a spot basis, we determined the market price for the spot alumina we purchased based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms.  Based on this survey, we believe that all of the alumina purchased on a spot basis from Glencore was purchased at prices that approximate market.

Alumina contract and amendments. We signed a long-term agreement to buy alumina from Glencore in April 2008.  Glencore agreed to supply us with 290,000 metric tons of alumina in 2010, 365,000 metric tons in 2011, 450,000 metric tons in 2012, 450,000 metric tons in 2013, and 730,000 metric tons in 2014. The alumina price will be indexed to the LME price of primary aluminum.

On April 21, 2009, Glencore agreed to amend two alumina purchase agreements, dated April 14, 2008 and April 26, 2006, respectively (collectively, the “Amendments”).  The Amendments reduced the amount of alumina Glencore supplied to Century from 330,000 metric tons to 110,368 metric tons in 2009 and from 290,000 metric tons to 229,632 metric tons in 2010, for an overall alumina supply reduction of 280,000 metric tons.

In June 2010, we signed an agreement to buy alumina from Glencore for Grundartangi.  Glencore agreed to supply us with 18,000 metric tons of alumina in 2010 at a fixed price.  Based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms, we believe that the alumina purchased from Glencore under this contract was purchased at prices that approximate market.

Sales to Glencore

We sold primary aluminum and alumina to Glencore both at spot and long-term contract basis.  See Note 20 Business Segments for additional information about the percentage of sales of primary aluminum to Glencore.

We sold primary aluminum under our long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest Premium (a premium typically added for deliveries of aluminum within the U.S.). In addition, we received tolling fees from Glencore under tolling contracts that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling contracts is based on the LME price for primary aluminum, as adjusted to reflect the reduced European Union import duty paid on Icelandic primary aluminum. We believe that all of the transactions with Glencore under these contracts were at prices that approximate market.

We have a long-term contract to sell Glencore 20,400 mtpy of primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.  In addition, we entered into a one-year contract through December 31, 2011 to sell Glencore all U.S. produced primary aluminum, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended upon mutual agreement.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Transactions with Glencore

We are party to two alumina tolling agreements with Glencore, for 90,000 and 40,000 metric tons of capacity per year, respectively, at Grundartangi, which run through 2016 and 2014, respectively.  The fee paid by Glencore under these tolling contracts is based on the LME price for primary aluminum, as adjusted to reflect the reduced European Union import duty paid on Icelandic primary aluminum.

In connection with our February 2009 public stock offering, Glencore purchased 13,242,250 shares of common stock in the February 2009 offering.  As of December 31, 2010, we believe that Glencore beneficially owned, through its common stock, approximately 39.1% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 44.0% economic ownership of Century.

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2010, 2009 and 2008 is as follows:

	Year Ended December 31,
	2010	2009	2008
Net sales to Glencore	$413,408	$230,909	$495,961
Cash premium to Glencore for put option contracts	6,341	7,228	—
Purchases from Glencore	106,381	37,683	146,366
Termination transaction	—	—	1,659,678
Cash settlement of financial sales contracts that do not qualify for cash flow hedge accounting	—	—	115,019
Glencore’s participation in common stock offerings	—	59,590	115,318

See Note 5 Derivatives and hedging instruments for a discussion of our fixed-price commitments and forward financial contracts.

22.	Condensed Consolidating Financial Information

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

The following summarized condensed consolidating balance sheets as of December 31, 2010 and December 31, 2009, condensed consolidating statements of operations for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 and the condensed consolidating statements of cash flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$214,923	$89,373	$—	$304,296
Restricted cash	3,673	—	—	—	3,673
Accounts receivable — net	31,779	12,124	—	—	43,903
Due from affiliates	636,511	7,148	2,537,945	(3,130,598)	51,006
Inventories	97,422	58,486	—	—	155,908
Prepaid and other assets	3,687	39,453	2,152	(27,000)	18,292
Total current assets	773,072	332,134	2,629,470	(3,157,598)	577,078
Investment in subsidiaries	33,186	—	(934,307)	901,121	—
Property, plant and equipment — net	364,760	890,924	1,451	(165)	1,256,970
Due from affiliates — less current portion	—	6,054	—	—	6,054
Other assets	22,197	36,735	24,022	—	82,954
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

Liabilities and shareholders’ equity:
Accounts payable, trade	$43,072	$44,629	$303	$—	$88,004
Due to affiliates	2,094,293	70,580	222,245	(2,341,737)	45,381
Accrued and other current liabilities	9,187	44,932	14,376	(27,000)	41,495
Accrued employee benefits costs — current portion	23,592	—	3,090	—	26,682
Convertible senior notes	—	—	45,483	—	45,483
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,177,959	160,141	285,497	(2,368,737)	254,860
Senior notes payable	—	—	248,530	—	248,530
Accrued pension benefit costs — less current portion	14,096	—	23,699	—	37,795
Accrued postretirement benefit costs — less current portion	99,469	—	4,275	—	103,744
Other liabilities/intercompany loan	61,488	756,208	4,119	(784,203)	37,612
Deferred taxes — less current portion	—	90,822	—	(4,823)	85,999
Total noncurrent liabilities	175,053	847,030	280,623	(789,026)	513,680
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	928	(72)	928
Additional paid-in capital	297,300	144,383	2,503,907	(441,683)	2,503,907
Accumulated other comprehensive income (loss)	(60,220)	(1,220)	(49,976)	61,440	(49,976)
Retained earnings (accumulated deficit)	(1,396,937)	115,501	(1,300,344)	1,281,436	(1,300,344)
Total shareholders’ equity	(1,159,797)	258,676	1,154,516	901,121	1,154,516
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$468,973	$286,890	$—	$—	$755,863
Related parties	247,278	166,130	—	—	413,408
	716,251	453,020	—	—	1,169,271
Cost of goods sold	708,835	348,040	—	—	1,056,875
Gross profit	7,416	104,980	—	—	112,396
Other operating income - net	(37,386)	—	—	—	(37,386)
Selling, general and admin expenses	38,719	8,083	—	—	46,802
Operating income	6,083	96,897	—	—	102,980
Interest expense – third party	(25,625)	—	—	—	(25,625)
Interest expense – affiliates	66,549	(66,549)	—	—	—
Interest income	148	467	—	—	615
Interest income – affiliates	—	448	—	—	448
Net loss on forward contracts	(10,495)	—	—	—	(10,495)
Other income (expense) - net	932	(1,309)	—	—	(377)
Income before taxes and equity in earnings (loss) of subsidiaries and joint ventures	37,592	29,954	—	—	67,546
Income tax benefit (expense)	12,670	(23,803)	—	—	(11,133)
Income before equity in earnings (loss) of subsidiaries and joint ventures	50,262	6,151	—	—	56,413
Equity earnings (loss) of subsidiaries and joint ventures	1,246	3,558	59,971	(61,217)	3,558
Net income (loss)	$51,508	$9,709	$59,971	$(61,217)	$59,971

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$445,096	$223,248	$—	$—	$668,344
Related parties	121,230	109,679	—	—	230,909
	566,326	332,927	—	—	899,253
Cost of goods sold	663,124	302,413	—	(619)	964,918
Gross profit (loss)	(96,798)	30,514	—	619	(65,665)
Other operating income - net	(16,088)	—	—	—	(16,088)
Selling, general and admin expenses	44,053	3,826	—	—	47,879
Operating income (loss)	(124,763)	26,688	—	619	(97,456)
Interest expense – third party	(30,390)	—	—	—	(30,390)
Interest expense – affiliates	61,578	(61,578)	—	—	—
Interest income	714	583	—	—	1,297
Interest income – affiliates	—	572	—	—	572
Net loss on forward contracts	(17,714)	(1,701)	—	—	(19,415)
Other expense - net	(4,255)	(496)	—	—	(4,751)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(114,830)	(35,932)	—	619	(150,143)
Income tax benefit (expense)	26,756	(14,399)	—	—	12,357
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(88,074)	(50,331)	—	619	(137,786)
Equity earnings (loss) of subsidiaries and joint ventures	(45,377)	(19,896)	(205,982)	203,059	(68,196)
Net income (loss)	$(133,451)	$(70,227)	$(205,982)	$203,678	$(205,982)

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Year Ended December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$1,127,084	$347,731	$—	$—	$1,474,815
Related parties	307,932	188,029	—	—	495,961
	1,435,016	535,760	—	—	1,970,776
Cost of goods sold	1,284,861	373,706	—	585	1,659,152
Gross profit	150,155	162,054	—	(585)	311,624
Selling, general and administrative expenses	44,806	3,417	—	—	48,223
Goodwill impairment	—	94,844	—	—	94,844
Operating income (loss)	105,349	63,793	—	(585)	168,557
Interest expense – third party	(31,830)	—	—	—	(31,830)
Interest expense – affiliates	54,755	(55,900)	—	—	(1,145)
Interest income	5,340	2,141	—	—	7,481
Interest income – affiliates	—	318	—	—	318
Net loss on forward contracts	(728,698)	(15,750)	—	—	(744,448)
Other income (expense) - net	(4,394)	2,216	—	—	(2,178)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(599,478)	(3,182)	—	(585)	(603,245)
Income tax benefit (expense)	(315,973)	6,882	—	243	(308,848)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(915,451)	3,700	—	(342)	(912,093)
Equity in earnings (loss) of subsidiaries and joint ventures	12,976	5,054	(895,187)	894,063	16,906
Net income (loss)	$(902,475)	$8,754	$(895,187)	$893,721	$(895,187)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$100,137	$31,373	$—	$131,510
Investing activities:
Purchase of property, plant and equipment	(3,286)	(8,767)	(188)	(12,241)
Nordural expansion	—	(19,227)	—	(19,227)
Proceeds from sale of property, plant and equipment	808	15	—	823
Investments in and advances to joint ventures	—	—	(32)	(32)
Restricted and other cash deposits	5,206	—	—	5,206
Net cash provided by (used in) investing activities	2,728	(27,979)	(220)	(25,471)
Financing activities:
Intercompany transactions	(102,865)	101,731	1,134	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(102,865)	101,731	1,157	23
Net change in cash and cash equivalents	—	105,125	937	106,062
Cash and cash equivalents, beginning of the period	—	109,798	88,436	198,234
Cash and cash equivalents, end of the period	$—	$214,923	$89,373	$304,296

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$78,476	$(39,077)	$—	$39,399
Investing activities:
Purchase of property, plant and equipment	(10,241)	(5,389)	(1,305)	(16,935)
Nordural expansion	—	(21,981)	—	(21,981)
Investments in and advances to joint ventures	—	—	(1,044)	(1,044)
Payments received on advances from joint ventures	—	—	1,761	1,761
Restricted and other cash deposits	(8,014)	—	—	(8,014)
Net cash used in investing activities	(18,255)	(27,370)	(588)	(46,213)
Financing activities:
Repayment under revolving credit facility	—	—	(25,000)	(25,000)
Financing fees	—	—	(2,429)	(2,429)
Intercompany transactions	(60,221)	104,700	(44,479)	—
Issuance of common stock – net	—	—	103,077	103,077
Net cash provided by (used in) financing activities	(60,221)	104,700	31,169	75,648
Net change in cash and cash equivalents	—	38,253	30,581	68,834
Cash and cash equivalents, beginning of the period	—	71,545	57,855	129,400
Cash and cash equivalents, end of the period	$—	$109,798	$88,436	$198,234

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash (used in) provided by operating activities	$(712,325)	$46,887	$—	$(665,438)
Investing activities:
Purchase of property, plant and equipment	(34,715)	(9,005)	(816)	(44,536)
Nordural expansion	—	(80,314)	—	(80,314)
Investments in and advances to joint ventures	—	—	(36,974)	(36,974)
Payments received on advances to joint ventures	225		1,529	1,754
Proceeds from sale of property	286	45	—	331
Restricted cash deposits	8	—	—	8
Net cash used in investing activities	(34,196)	(89,274)	(36,261)	(159,731)
Financing activities:
Repayment of long-term debt – related party	—	—	(505,198)	(505,198)
Borrowing on revolving credit facility	—	—	35,000	35,000
Repayments on revolving credit facility	—	—	(10,000)	(10,000)
Excess tax benefits from share-based compensation	—	—	657	657
Intercompany transactions	746,521	102,804	(849,325)	—
Issuance of preferred stock	—	—	929,480	929,480
Issuance of common stock	—	—	443,668	443,668
Net cash provided by financing activities	746,521	102,804	44,282	893,607
Net change in cash and cash equivalents	—	60,417	8,021	68,438
Cash and cash equivalents, beginning of the period	—	11,128	49,834	60,962
Cash and cash equivalents, end of the period	$—	$71,545	$57,855	$129,400

CENTURY ALUMINUM COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23.	Subsequent Events (Unaudited)

We have evaluated all subsequent events through the date the financial statements were issued.

In January 2011, we entered into the following long-term metal agreement with Southwire.  This agreement succeeds a metal agreement with Southwire that will expire on March 31, 2011.  See Note 16 Forward Delivery Contracts and Financial Instruments for additional information.

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Southwire Metal Agreement (1)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	April 1, 2011 through December 31, 2013	Variable, based on U.S. Midwest market

(1)	The Southwire Metal Agreement volume will be 165 million to 180 million pounds in 2011, and then 220 to 240 million pounds for 2012 and 2013.

Commitments and Contingencies

Environmental Contingencies

Century’s motion for summary judgment granted

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In January 2010, the court granted a motion by DPNR to assert claims directly against certain third-party defendants, including Century and Vialco.  On February 3, 2011, the court granted a motion by Century for summary judgment with respect to Century.  Vialco, however, remains a defendant in this case.  On March 4, 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment.

Legal Proceedings

Century’s motion to dismiss granted and appealed

On March 3, 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation, were dismissed with prejudice and judgment was entered in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court on March 3, 2011.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2010.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting has been audited by Deloitte and Touche LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2010, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2011, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2011.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2011, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2011, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2011.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2011, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2011.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2011, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2011.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following Consolidated Financial Statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Notes to the Consolidated Financial Statements.

(a)(2)	List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2010, 2009 and 2008.

(a)(3)	List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company	10-Q	000-27918	August 10, 2009
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	June 14, 2010
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
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
		8-K	001-34474	December 10, 2009
4.18	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
4.19	Form of Certificate of Designations of Series B Junior Participating Preferred Stock of Century Aluminum Company (Attached as Exhibit A to the Tax Benefit Preservation Plan filed as Exhibit 4.20)	8-K	000-27918	September 29, 2009
4.20	Tax Benefit Preservation Plan, dated as of September 29, 2009, between Century Aluminum Company and Computershare Trust Company, N.A.	8-K	000-27918	September 29, 2009
10.1	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.2	Amendment No. 1 to Employment Agreement dated as of March 19, 2007 by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.3	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-Q	000-27918	November 9, 2007
10.4	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.5	Amendment No. 4 to Employment Agreement dated as of December 30, 2009, by and Between Century Aluminum Company and Logan W. Kruger	10-K	001-34474	March 16, 2010
10.6	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	February 29, 2008
10.7	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.8	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.9	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	November 9, 2007
10.10	Amendment No. 2 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*	10-K	000-27918	March 2, 2009
10.11	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.12	Amendment No. 1 to Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*	10-K	000-27918	March 2, 2009
10.13	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.14	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.15	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-Q	000-27918	November 9, 2007
10.16	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	March 2, 2009
10.17	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.18	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	March 2, 2009
10.19	Employment Agreement, dated as of December 30, 2009, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.20	Amended and Restated Severance Protection Agreement, dated as of January 1, 2008, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.21	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated as of December 1, 2008, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.22	Amended and Restated Severance Protection Agreement, dated as of March 20, 2007, by and between Century Aluminum Company and Steve Schneider*	10-K	001-34474	March 16, 2010

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.23	Amendment No. 1 to Severance Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Steve Schneider*	10-K	001-34474	March 16, 2010
10.24	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.25	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.26	Amended and Restated 1996 Stock Incentive Plan*	10-Q	000-27918	August 10, 2009
10.27	Form of Stock Option Agreement – Employee*	10-K	000-27918	March 16, 2006
10.28	Form of Stock Option Agreement – Non-Employee Director*	10-K	000-27918	March 16, 2006
10.29	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.30	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 10, 2009
10.31	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-K	001-34474	March 16, 2010
10.32	Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008
10.33	2009-2011 Long-Term Transformational Incentive Plan*	10-Q	001-34474	November 11, 2009
10.34	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.35	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.36	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement*	10-K	001-34474	March 16, 2010
10.37	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement	10-K	001-34474	March 16, 2010
10.38	Form of Indemnification Agreement	8-K	001-34474	April 21, 2010
10.39	Amended and Restated Century Aluminum Company Executive Severance Protection Plan, adopted November 1, 2009	10-K	001-34474	March 16, 2010
10.40	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.41	Acquisition Agreement, dated as of July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.42	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.43	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.44	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.45	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.46	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.47	Alumina Supply Contract, dated as of April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.48	Alumina Supply Contract, dated as of April 14, 2008, by and between Century Aluminum Company and Glencore AG***	10-Q	000-27918	August 11, 2008
10.49	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum Company and Glencore AG****	8-K	000-27918	April 27, 2009
10.50	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum of West Virginia, Inc. and Glencore AG.****	8-K	000-27918	April 27, 2009
10.51	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by and between Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.52	Toll Conversion Agreement 2, dated as of April 30, 2007 by and between Nordural ehf and Glencore AG.***	10-Q	000-27918	August 9, 2007
10.53	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.54	General Bond, dated as of February 10, 2005, by and between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.55
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-Q	000-27918	November 9, 2005
10.56
Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2007, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-K	000-27918	March 2, 2009

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.57
Second Lien Pledge and Security Agreement, dated as of December 10, 2009, between Century Aluminum Company and Wilmington Trust Company, as Collateral Agent for the Trustee and Holders of the 8% Senior Secured Notes
		8-K	001-34474	December 10, 2009
10.58
Loan and Security Agreement, dated as of July 1, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		8-K	001-34474	July 2, 2010
10.59
Amendment No 1 to Loan and Security Agreement, dated as of August 18, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		10-Q	001-34474	November 9, 2010
10.60	Termination Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore, Ltd.	8-K	000-27918	July 8, 2008
10.61	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.62	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG	8-K	000-27918	July 8, 2008
10.63	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG	10-K	001-34474	March 16, 2010
10.64	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.65	Nomination and Support Agreement, dated April 6, 2010 by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG	8-K	001-34474	April 7, 2010

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X
31.1	Rule 13a-14(a)/15d-14(a) Certification – Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification – Chief Financial Officer				X
32.1	Section 1350 Certifications				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the SEC upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the SEC.
****	Written descriptions of these amendments are incorporated by reference to the disclosure under Item 1.01 of the Century Aluminum Company Current Report on Form 8-K dated April 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
Executive Vice President and Chief Financial Officer
Dated: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ LOGAN W. KRUGER	Chief Executive Officer (Principal Executive Officer)	March 16, 2011
Logan W. Kruger
/s/ MICHAEL A. BLESS	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 16, 2011
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	March 16, 2011
Steve Schneider
*	Chairman	March 16, 2011
John P. O’Brien
*	Director	March 16, 2011
Jarl Berntzen
*	Director	March 16, 2011
Robert E. Fishman
*	Director	March 16, 2011
John C. Fontaine
*	Director	March 16, 2011
Daniel Goldberg
*	Director	March 16, 2011
Peter C. Jones
*	Director	March 16, 2011
Catherine Z. Manning
*	Director	March 16, 2011
Andrew G. Michelmore
*	Director	March 16, 2011
Willy R. Strothotte
*	Director	March 16, 2011
Jack E. Thompson
*By: /s/ WILLIAM J. LEATHERBERRY
William J. Leatherberry, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and the Company's internal control over financial reporting as of December 31, 2010, and have issued our reports thereon dated March 16, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in Item 15.  This consolidated financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte and Touche LLP

Pittsburgh, Pennsylvania
March 16, 2011

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Charged to other accounts	Deductions	Balance at End of Period
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2008:
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$—	$1,000
Deferred tax asset - valuation allowance	$13,881	$536,323	$—	$—	$550,204
Inventory – lower of cost or market reserve	$—	$55,867	$—	$—	$55,867
YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$(266)	$734
Deferred tax asset - valuation allowance	$550,204	$—	$130,890	$—	$681,094
Inventory – lower of cost or market reserve	$55,867	$—	$—	$(47,152)	$8,715
YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$681,094	$—	$33,329	$—	$714,423
Inventory – lower of cost or market reserve	$8,715	$—	$—	$(338)	$8,377