Form 10-Q
period 2011-03-31
CENTURY ALUMINUM CO
filed 2011-05-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The registrant had 93,094,226 shares of common stock outstanding at April 30, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$293,487	$304,296
Restricted cash	3,673	3,673
Accounts receivable — net	36,383	43,903
Due from affiliates	39,240	51,006
Inventories	163,971	155,908
Prepaid and other current assets	45,520	18,292
Total current assets	582,274	577,078
Property, plant and equipment — net	1,246,530	1,256,970
Due from affiliates – less current portion	7,172	6,054
Other assets	85,205	82,954
TOTAL	$1,921,181	$1,923,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$83,134	$88,004
Due to affiliates	42,660	45,381
Accrued and other current liabilities	46,535	41,495
Accrued employee benefits costs — current portion	15,985	26,682
Convertible senior notes	46,068	45,483
Industrial revenue bonds	7,815	7,815
Total current liabilities	242,197	254,860
Senior notes payable	248,765	248,530
Accrued pension benefits costs — less current portion	36,881	37,795
Accrued postretirement benefits costs — less current portion	103,712	103,744
Other liabilities	34,942	37,612
Deferred taxes	85,992	85,999
Total noncurrent liabilities	510,292	513,680
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 81,255 and 82,515 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,094,226 and 92,771,864 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively)	931	928
Additional paid-in capital	2,504,391	2,503,907
Accumulated other comprehensive loss	(61,333)	(49,976)
Accumulated deficit	(1,275,298)	(1,300,344)
Total shareholders’ equity	1,168,692	1,154,516
TOTAL	$1,921,181	$1,923,056

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2011	2010
NET SALES:
Third-party customers	$188,312	$192,932
Related parties	138,025	92,457
	326,337	285,389
Cost of goods sold	284,021	251,413
Gross profit	42,316	33,976
Other operating expenses (income) – net	(5,884)	4,465
Selling, general and administrative expenses	10,609	12,251
Operating income	37,591	17,260
Interest expense – third party	(6,777)	(6,398)
Interest income – third party	155	101
Interest income – related parties	113	109
Net loss on forward contracts	(4,809)	(1,972)
Other income - net	677	408
Income before income taxes and equity in earnings of joint ventures	26,950	9,508
Income tax expense	(3,123)	(4,281)
Income before equity in earnings of joint ventures	23,827	5,227
Equity in earnings of joint ventures	1,219	1,105
Net income	$25,046	$6,332

Net income allocated to common shareholders	$23,005	$5,808

EARNINGS PER COMMON SHARE:
Basic and Diluted	$0.25	$0.06
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,965	92,550
Diluted	93,297	93,103

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,046	$6,332
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	4,715	1,853
Unrealized net gain on contractual receivable	—	(88)
Realized benefit on contractual receivable	—	15,368
Accrued and other plant curtailment costs – net	(9,624)	(2,272)
Debt discount amortization	821	766
Depreciation and amortization	15,930	15,778
Lower of cost or market inventory adjustment	(139)	(57)
Deferred income taxes	—	4,319
Pension and other postretirement benefits	(11,064)	3,666
Stock-based compensation	488	1,284
Undistributed earnings of joint ventures	(1,219)	(1,105)
Changes in operating assets and liabilities:
Accounts receivable – net	7,520	2,314
Due from affiliates	8,766	(20,760)
Inventories	(7,924)	(9,140)
Prepaid and other current assets	(29,901)	3,692
Accounts payable, trade	(4,730)	(2,223)
Due to affiliates	(2,722)	6,601
Accrued and other current liabilities	3,405	1,423
Other – net	(2,998)	(6,093)
Net cash provided by (used in) operating activities	(3,630)	21,658

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,128)	(972)
Nordural expansion	(4,051)	(4,678)
Investments in and advances to joint ventures	—	(10)
Restricted and other cash deposits	—	(493)
Net cash used in investing activities	(7,179)	(6,153)
CHANGE IN CASH AND CASH EQUIVALENTS	(10,809)	15,505
Cash and cash equivalents, beginning of the period	304,296	198,234
Cash and cash equivalents, end of the period	$293,487	$213,739

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three months ended March 31, 2011 and 2010
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first three months of 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Fair value measurements

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Money market funds	1	Quoted market prices
Primary aluminum put option contracts	2	Quoted London Metal Exchange (“LME”) forward market prices, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial contracts	2	Quoted natural gas forward market prices and risk-adjusted discount rates
Power contracts	3	Quoted LME forward market prices, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON U.S. (“E.ON”) contingent obligation	3
Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”)

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

Recurring Fair Value Measurements	As of March 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$280,265	$—	$—	$280,265
Primary aluminum put option contracts	—	4,021	—	4,021
Natural gas forward financial contracts	—	61	—	61
Power contract	—	—	30	30
TOTAL	$280,265	$4,082	$30	$284,377

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,455	$13,455
Primary aluminum sales contract – premium collar	—	—	886	886
TOTAL	$—	$—	$14,341	$14,341

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$294,269	$—	$—	$294,269
Primary aluminum put option contracts	—	4,691	—	4,691
Natural gas forward financial contracts	—	79	—	79
Power contract	—	—	72	72
TOTAL	$294,269	$4,770	$72	$299,111

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,091	$13,091
Primary aluminum sales contract – premium collar	—	—	783	783
TOTAL	$—	$—	$13,874	$13,874

Change in Level 3 Fair Value Measurements during the three months ended March 31,
	Derivative liabilities - net
	2011	2010
Beginning balance, January 1,	$(13,802)	$(1,632)
Total gain (realized/unrealized) included in earnings	(473)	(126)
Settlements	(36)	992
Ending balance, March 31,	$(14,311)	$(766)

Amount of total loss (gain) included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at March 31,	$473	$(126)

The net (gain) loss on our derivative assets and liabilities is recorded in our statement of operations under net loss on forward contracts.  Our Level 3 derivative assets and liabilities are included in prepaid and other current assets, accrued and other liabilities and other liabilities of our consolidated balance sheet.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

3.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	March 31, 2011	December 31, 2010
ASSETS:
Primary aluminum put option contracts – current portion	Due from affiliates	$1,139	$1,979
Primary aluminum put option contracts – current portion	Prepaid and other current assets	1,045	2,712
Natural gas forward financial contracts	Prepaid and other current assets	61	79
Power contract	Prepaid and other current assets	30	72
Primary aluminum put option contracts – less current portion	Other assets	774	—
Primary aluminum put option contracts – less current portion	Due from affiliates – less current portion	1,063	—
TOTAL ASSETS		$4,112	$4,842

LIABILITIES:
E.ON contingent obligation – current portion	Accrued and other current liabilities	$2,417	$—
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	524	436
E.ON contingent obligation – less current portion	Other liabilities	11,038	13,091
Aluminum sales premium contracts – less current portion	Other liabilities	362	347
TOTAL LIABILITIES:		$14,341	$13,874

The following table provides changes in our accumulated other comprehensive loss for our derivatives that qualified for cash flow hedge treatment during the three months ended March 31, 2011:

Derivatives in cash flow hedging relationships:

	Three months ended March 31, 2011
	Amount of gain recognized in OCI on derivatives (effective portion)	Gain reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial contracts	$73	Cost of goods sold	$11	—	$—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts, which are designated as cash flow hedges and qualify for hedge accounting under ASC 815, have maturities through October 2011.  The critical terms of the contracts essentially match those of the underlying exposure.

The effective portion of the natural gas forward financial contracts is reported in accumulated other comprehensive loss, and the ineffective portion is reported currently in earnings.  Each month, when we settle the natural gas forward financial contracts, the realized gain or loss is recognized in income as part of our cost of goods sold.

We had the following outstanding forward financial contracts to hedge forecasted transactions:

	March 31, 2011	December 31, 2010
Natural gas forward financial contracts (in MMBTU)	240,000	250,000

Foreign currency forward contracts

As of March 31, 2011 and December 31, 2010, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  The labor costs, maintenance costs and other local services at Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We had foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs, Grundartangi expansion and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815 and had maturities through September 2009.  The realized gain or loss for our cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures were recognized in accumulated other comprehensive loss and will be reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this will occur when Helguvik is put into service).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Power contracts

We are party to a power supply agreement at our facility in Ravenswood, West Virginia (“Ravenswood”) that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  We estimate the fair value of the embedded derivative based on our expected power usage over the remaining term of the contract which was extended in 2010, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $30 and $72 for the embedded derivative at March 31, 2011 and December 31, 2010, respectively.

Primary aluminum put option contracts

We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices.  The put option contracts account for approximately 45% of Hawesville’s expected production level through 2011 and approximately 27% of its expected production level through June 2012 with a strike price around Hawesville’s cash break-even price.  These options were purchased to partially mitigate primary aluminum price risk.
Our counterparties include Glencore, a related party, and two non-related third parties.  We pay cash premiums to enter into the put option contracts and record an asset on the consolidated balance sheets.  At times, we may sell call option contracts and purchase put option contracts of equal value resulting in no initial cash cost to Century.  We determined the fair value of the put and call option contracts using a Black-Scholes model with market data provided by an independent vendor and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.

Primary Aluminum option contracts outstanding as of March 31, 2011 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	34,650	46,650
Put option contracts, settle monthly in 2012	18,000	15,000

Primary Aluminum option contracts outstanding as of December 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	46,800	61,800

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	March 31, 2011	December 31, 2010
Primary aluminum put option and call contracts	Net loss on forward contracts	$(4,606)	$(10,053)
Aluminum sales premium contracts	Net loss on forward contracts	(198)	(534)
Power contract	Net loss on forward contracts	(5)	92
Aluminum sales premium contracts	Related party sales	94	465

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	March 31, 2011	December 31, 2010
Power contracts (in megawatt hours) (1)	2,177	4,379
Primary aluminum sales contract premium (in metric tons) (2)	58,650	62,252
Primary aluminum put option contracts (in metric tons)	114,300	108,600

(1)
We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract. In June 2010, the West Virginia Public Service Commission (the “PSC”) extended the term of this contract for an additional year.

(2)	Represents the remaining physical deliveries under our Glencore Metal Agreement.

Counterparty credit risk.  The primary aluminum put option and natural gas forward financial contracts are subject to counterparty credit risk.  However, we only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract.  If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.

As of March 31, 2011, income of $225 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

4.	Earnings per share

Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings per share for three months ended March 31, 2011 and 2010:

	For the three months ended March 31,
	2011			2010
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income	$25,046			$6,332
Amount allocated to common shareholders	91.85%			91.72%
Basic EPS:
Income allocable to common shareholders	23,005	92,965	$0.25	5,808	92,550	$0.06
Effect of Dilutive Securities: Plus:
Options	—	114		—	52
Service-based stock awards	—	218		—	501
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$23,005	93,297	$0.25	$5,808	93,103	$0.06

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

The Two-Class Method is an earnings allocation formula that determines earnings per share for common shares and participating securities according to dividends declared (or accumulated) and the participation rights in undistributed earnings.  See Note 5 Shareholders’ Equity for additional information about the rights and privileges of Series A Preferred Stock.

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century.  Thus, in periods where we report net losses, we will not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Calculation of EPS

Options to purchase 650,011 and 692,075 shares of common stock were outstanding as of March 31, 2011 and March 31, 2010, respectively.  For the three months ended March 31, 2011, approximately 349,000 options were excluded from the calculation of EPS because their exercise price exceeded the average market price of the underlying common stock.  Additionally, shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because the average price for our common stock in the three months ended March 31, 2011 was below the conversion price of our 1.75% convertible senior notes.

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

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested and issued.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  The weighted average service-based stock outstanding at March 31, 2011 and March 31, 2010 was approximately 218,000 and 501,000 shares, respectively.

For the calculation of basic and diluted EPS for the three months ended March 31, 2011 and March 31, 2010, using the Two-Class Method, we allocated $2,041 and $524, respectively, of our undistributed income to the convertible preferred stock.  See the reconciliation for these periods below:

	Three months ended March 31, 2011		Three months ended March 31, 2010
	Weighted average shares outstanding	Undistributed earnings	Weighted average shares outstanding	Undistributed earnings
Common stock (000)	92,965	$23,005	92,550	$5,808
Preferred stock (000) (1)	8,250	2,041	8,345	524
Total	101,215	$25,046	100,895	$6,332

(1)
Represents the weighted-average participation rights of our preferred shareholder as if it held the number of common shares into which its shares of preferred stock are convertible as of the record date.

5.	Shareholders’ equity

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

Series A Convertible Preferred Stock:	2011
Shares outstanding at December 31, 2010	82,515
Automatic conversions during the three months ended March 31, 2011	(1,260)
Shares outstanding at March 31, 2011	81,255

6.	Income taxes

As of March 31, 2011 and December 31, 2010, we had total unrecognized tax benefits (excluding interest) of $17,177 and $16,600, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of March 31, 2011 and December 31, 2010, respectively, are approximately $2,530 and $2,000.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of March 31, 2011 and December 31, 2010, we had approximately $446 and $300, respectively, of accrued interest related to unrecognized income tax benefits.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

Our federal income tax returns beginning in 2007 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  The majority of our state returns beginning in 2005 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

7.	Inventories

Inventories consist of the following:

	March 31, 2011	December 31, 2010
Raw materials	$46,016	$49,098
Work-in-process	15,153	13,979
Finished goods	8,480	7,901
Operating and other supplies	94,322	84,930
Inventories	$163,971	$155,908

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

8.	Debt

	March 31, 2011	December 31, 2010
Debt classified as current liabilities:
1.75% convertible senior notes due 2024 (the “1.75% Notes”), net of debt discount of $999 and $1,584, respectively, interest payable semiannually (1)	$46,068	$45,483
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
E.ON contingent obligation – current portion (2)	2,417	—
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $3,442 and $3,677, respectively, interest payable semiannually	246,162	245,927
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation – less current portion, principal and interest payments, contingently payable monthly, annual interest rate of 10.94% (2)	11,038	13,091
Total debt	$316,103	$314,919

(1)
The 1.75% Notes are classified as current because they are convertible at any time by the holder.  The Hancock County industrial revenue bonds due 2028 (the “IRBs”) are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at March 31, 2011 was 0.55%.  See Note 16 Subsequent events for information about our notice to redeem the 1.75% Notes in May 2011.

(2)
E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum.  When both conditions are satisfied, and for so long as those conditions continue to be met, we are obligated to pay principal and interest, in up to 72 monthly payments, to E.ON.  Interest accrues monthly at an annual rate of 10.94%.  The E.ON contingent obligation amount is included in other liabilities on our consolidated balance sheets.

Revolving Credit Facility

We have a four-year, $100,000 senior secured revolving credit facility with Wells Fargo Capital Finance, LLC, as lender and agent (the "Credit Facility"), a portion of which was later syndicated to Credit Suisse AG.  The Credit Facility provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of March 31, 2011, no amounts have been borrowed under the Credit Facility, although we may in the future use the Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of March 31, 2011, the borrowing availability was approximately $48,630 net of $38,451 for outstanding letters of credit under the Credit Facility.

The availability of funds under the revolving credit facility is limited by a specified borrowing base consisting of a portion of eligible accounts receivable not owed by Glencore plus a portion of the net amount of eligible accounts receivable owed by Glencore and a portion of eligible inventory balance.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Our obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries and secured by a first priority security interest in all of the domestic accounts receivable, inventory and certain bank accounts.  The guarantees for any and all obligations under the Credit Facility are on a joint and several basis.

Any amounts outstanding under the Credit Facility will bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.  In addition, we pay a commitment fee on undrawn amounts, less the amount of our letters of credit exposure.  For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit.

The Credit Facility will mature on July 1, 2014.

1.75% convertible senior notes

The 1.75% Notes are convertible at any time at an initial conversion rate of 32.7430 shares of our common stock per one thousand dollars of 1.75% Notes, subject to adjustments for certain events. The initial conversion rate is equivalent to a conversion price of approximately $30.54 per share of common stock. Upon conversion of the 1.75% Notes, we would be required to pay cash in respect of the conversion obligation (determined as the number of shares into which the note is convertible multiplied by our stock price at such time) up to the principal amount of the note. Any excess conversion obligation can be paid, at our option, in cash, common stock, or a combination thereof.  See Note 16 Subsequent events for information about our notice of redemption the 1.75% Notes in May 2011.

E.ON contingent obligation

General.  The E.ON contingent obligation consists of the aggregate E.ON payments made on CAKY’s behalf under the Big Rivers Agreement in excess of the agreed upon base amount of $81,500.  The aggregate excess payments, plus accrued interest, totaled $13,455 and $13,091 at March 31, 2011 and December 31, 2010, respectively.  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  Based on the LME forward market and our expectation of Hawesville’s future operations, we reclassified a portion of the E.ON contingent obligation to current liabilities, which includes accrued interest on the obligation.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.

Interest rate.  Interest accrues at an annual rate equal to 10.94%.

Maturity.  The term of the agreement is through December 31, 2028.

9.	Commitments and contingencies

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at collocated Primary MACT facilities which deal with potlines, including Hawesville.  In April 2008, the EPA sent CAKY requests under the Clean Air Act for copies of certain records dating back to 2000.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.  The matter is under investigation.  Following the initial hearing with the EPA in January 2010, we have continued to work with the EPA to resolve the alleged violations.    We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.  We expect to resolve the matter in 2011.

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

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through March 31, 2011, we have expended approximately $840 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  The parties are currently engaged in the discovery process.  As of March 31, 2011, no trial date has been set for the remaining claims.

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

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In January 2010, the court granted a motion by DPNR to assert claims directly against certain third-party defendants, including Century and Vialco.  On February 3, 2011, the court granted a motion by Century for summary judgment with respect to Century.  Vialco, however, remains a defendant in this case.  On March 4, 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment.  See Note 16 Subsequent events for more information about this motion.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $822 and $753 at March 31, 2011 and December 31, 2010, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

On April 27, 2010, the purported stockholder class actions consolidated as Century Aluminum Company Securities Litigation were dismissed without prejudice by the court for failure to state a claim.  On May 28, 2010 and June 24, 2010 plaintiffs filed amended complaints, which, like the previous complaints, alleged that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees.  A hearing was held in September 2010 to hear our motion to dismiss the amended complaints.  On March 3, 2011, the class actions were dismissed with prejudice and judgment was entered in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal from the order and judgment entered by the court on March 3, 2011.

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

In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”), the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Power Commitments

Big Rivers Agreement

In July 2009, CAKY, Big Rivers and E.ON entered into an agreement to provide long-term cost-based power to CAKY (the “Big Rivers Agreement”).The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  On March 1, 2011, Big Rivers filed a proposed rate increase with the Kentucky Public Service Commission.  We are opposing the increase proposed by Big Rivers to the Kentucky Public Service Commission and expect that a ruling will be made in the third quarter of 2011.

Mt. Holly power agreement

The South Carolina Public Service Authority (“Santee Cooper”) agreed in September 2010 to amend the Mt. Holly power contract to, among other things, provide that power delivered through 2015 will be priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs, and to allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME goes below certain negotiated levels.

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

Other Commitments and Contingencies

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments made under the Big Rivers Agreement in excess of the agreed upon base amount of $81,500.  The aggregate excess payments, plus accrued interest, totaled $13,455 and $13,091 at March 31, 2011 and December 31, 2010, respectively.  Interest accrues on this obligation at 10.94% per annum beginning January 1, 2011.  Our obligation to make repayments is contingent upon certain operating criteria and the LME price of primary aluminum.  Based on the LME forward market, we may be required to make payments in the future.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make up to 72 monthly payments of principal and interest.  See Note 8 Debt for additional information about the E.ON contingent obligation.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

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

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured.  The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postemployment benefit (“OPEB”) obligations.  Among other things, the Health Care Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.

10.	Forward Delivery Contracts and Financial Instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus metal produced in the United States	Through December 31, 2011	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	7,800 metric tons	Through December 31, 2011	Variable, based on LME
Southwire Metal Agreement	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through March 31, 2011	Variable, based on U.S. Midwest market
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	April 1, 2011 through December 31, 2013	Variable, based on U.S. Midwest market

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

(3)	Volume under the Southwire Metal Agreement, effective April 1, 2011, will be 165 million to 180 million pounds in 2011, and then 220 to 240 million pounds for 2012 and 2013.

Long-term Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

(1)	Grundartangi’s tolling revenues include a premium based on the European Union import duty for primary aluminum.

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 42,388 metric tons and 47,926 metric tons of primary aluminum at March 31, 2011 and December 31, 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 117 metric tons at December 31, 2010 and none at March 31, 2011.  We had no fixed price commitments to sell to Glencore at March 31, 2011 and December 31, 2010.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts, including primary aluminum put option contracts, which are accounted for as derivative instruments.  See Note 3 Derivative and hedging instruments for additional information about these instruments.

11.	Supplemental Cash Flow Information

	Three months ended March 31,
	2011	2010
Cash paid for:
Interest	$533	$685
Income taxes (1)	27,239	757

Cash received for:
Interest	141	144
Income tax refunds	—	2,129

(1)	We paid withholding taxes in Iceland of $26,900 in the first quarter of 2011.

Non-cash activities

In the first quarter of 2010, we issued shares of common stock as part of our performance share program to satisfy a $964 performance share liability to certain key employees.

12.	Asset Retirement Obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2011	Year ended December 31, 2010
Beginning balance, ARO liability	$14,274	$15,233
Additional ARO liability incurred	278	1,057
ARO liabilities settled	(329)	(1,162)
Accretion expense	275	1,040
Adjustments (1)	—	(1,894)
Ending balance, ARO liability	$14,498	$14,274

(1)	We adjusted our ARO liability in the first quarter of 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent potliner.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

13.	Comprehensive income and accumulated other comprehensive loss

Comprehensive income:
	Three months ended March 31,
	2011	2010
Net income	$25,046	$6,332
Other comprehensive income (loss):
Net unrealized gain on financial instruments, net of $0 tax	(11)	—
Net gains on cash flow hedges reclassified to income, net of $0 tax	(6)	—
Net gain on foreign currency cash flow hedges reclassified to income, net of tax of $8 and $8, respectively	(38)	(38)
Defined benefit pension and other postemployment benefit plans:
Amortization of prior service cost during the period, net of $4,224 and $81 tax, respectively	(19,343)	(144)
Amortization of net loss during the period, net of $1,756 and $(423) tax, respectively	8,041	757
Other comprehensive income (loss)	(11,357)	575
Comprehensive income	$13,689	$6,907

Components of Accumulated other comprehensive loss:
	March 31, 2011	December 31, 2010
Unrealized loss on financial instruments, net of $707 and $716 tax benefit, respectively	$(1,185)	$(1,131)
Defined benefit plan liabilities, net of $21,206 and $23,674 tax benefit, respectively	(51,924)	(40,621)
Equity in investee other comprehensive income, net of $0 and $0 tax, respectively (1)	(8,224)	(8,224)
Accumulated other comprehensive loss	$(61,333)	$(49,976)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

14.	Components of net periodic benefit cost

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Service cost	$858	$740	$359	$1,022
Interest cost	1,680	1,593	1,386	2,750
Expected return on plan assets	(1,540)	(1,223)	—	—
Amortization of prior service cost (1)	35	35	(15,155)	(260)
Amortization of net loss	482	423	5,803	758
Curtailment	—	—	—	—
Net periodic benefit cost	$1,515	$1,568	$(7,607)	$4,270

(1)
OPEB plan amendments in November 2010 resulted in the immediate recognition of any unamortized prior service cost benefits that were accrued in accumulated other comprehensive loss as of the date of the amendments.  In addition, the November 2010 plan amendments resulted in a reduction in OPEB liability and a credit to accumulated other comprehensive loss.  The newly established prior service benefit and actuarial losses will be amortized ratably into income over the period November 1, 2010 to June 30, 2011 at which time the CAWV OPEB plan will terminate.

15.	Condensed consolidating financial information

Our 8.0% senior secured notes due 2014, 7.5% senior unsecured notes due 2014 and 1.75% Notes are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of operations for the three months ended March 31, 2011 and March 31, 2010 and the condensed consolidating statements of cash flows for the three months ended March 31, 2011 and March 31, 2010 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$221,057	$72,430	$—	$293,487
Restricted cash	3,673	—	—	—	3,673
Accounts receivable — net	29,599	6,784	—	—	36,383
Due from affiliates	634,178	8,917	2,559,239	(3,163,094)	39,240
Inventories	99,278	64,693	—	—	163,971
Prepaid and other current assets	3,823	37,930	3,767	—	45,520
Total current assets	770,551	339,381	2,635,436	(3,163,094)	582,274
Investment in subsidiaries	34,384	—	(918,314)	883,930	—
Property, plant and equipment — net	357,117	888,324	1,284	(195)	1,246,530
Due from affiliates — less current portion	1,064	6,108	—	—	7,172
Other assets	22,909	37,985	24,311	—	85,205
Total	$1,186,025	$1,271,798	$1,742,717	$(2,279,359)	$1,921,181

Liabilities and shareholders’ equity:
Accounts payable, trade	$31,498	$50,385	$1,251	$—	$83,134
Due to affiliates	2,102,644	72,902	231,186	(2,364,072)	42,660
Accrued and other current liabilities	10,932	23,286	12,317	—	46,535
Accrued employee benefits costs — current portion	13,202	—	2,783	—	15,985
Convertible senior notes	—	—	46,068	—	46,068
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,166,091	146,573	293,605	(2,364,072)	242,197
Senior notes payable	—	—	248,765	—	248,765
Accrued pension benefit costs — less current portion	13,082	—	23,799	—	36,881
Accrued postretirement benefit costs — less current portion	99,294	—	4,418	—	103,712
Other liabilities/intercompany loan	59,499	771,223	3,438	(799,218)	34,942
Deferred taxes	—	85,992	—	—	85,992
Total noncurrent liabilities	171,875	857,215	280,420	(799,218)	510,292
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	931	(72)	931
Additional paid-in capital	297,299	144,383	2,504,391	(441,682)	2,504,391
Accumulated other comprehensive income (loss)	(69,238)	(1,258)	(61,333)	70,496	(61,333)
Retained earnings (accumulated deficit)	(1,380,062)	124,873	(1,275,298)	1,255,189	(1,275,298)
Total shareholders’ equity	(1,151,941)	268,010	1,168,692	883,931	1,168,692
Total	$1,186,025	$1,271,798	$1,742,717	$(2,279,359)	$1,921,181

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$214,923	$89,373	$—	$304,296
Restricted cash	3,673	—	—	—	3,673
Accounts receivable — net	31,779	12,124	—	—	43,903
Due from affiliates	636,511	7,148	2,537,945	(3,130,598)	51,006
Inventories	97,422	58,486	—	—	155,908
Prepaid and other current assets	3,687	39,453	2,152	(27,000)	18,292
Total current assets	773,072	332,134	2,629,470	(3,157,598)	577,078
Investment in subsidiaries	33,186	—	(934,307)	901,121	—
Property, plant and equipment — net	364,760	890,924	1,451	(165)	1,256,970
Due from affiliates — less current portion	—	6,054	—	—	6,054
Other assets	22,197	36,735	24,022	—	82,954
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

Liabilities and shareholders’ equity:
Accounts payable, trade	$43,072	$44,629	$303	$—	$88,004
Due to affiliates	2,094,293	70,580	222,245	(2,341,737)	45,381
Accrued and other current liabilities	9,187	44,932	14,376	(27,000)	41,495
Accrued employee benefits costs — current portion	23,592	—	3,090	—	26,682
Convertible senior notes	—	—	45,483	—	45,483
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,177,959	160,141	285,497	(2,368,737)	254,860
Senior notes payable	—	—	248,530	—	248,530
Accrued pension benefit costs — less current portion	14,096	—	23,699	—	37,795
Accrued postretirement benefit costs — less current portion	99,469	—	4,275	—	103,744
Other liabilities/intercompany loan	61,488	756,208	4,119	(784,203)	37,612
Deferred taxes — less current portion	—	90,822	—	(4,823)	85,999
Total noncurrent liabilities	175,053	847,030	280,623	(789,026)	513,680
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	928	(72)	928
Additional paid-in capital	297,300	144,383	2,503,907	(441,683)	2,503,907
Accumulated other comprehensive income (loss)	(60,220)	(1,220)	(49,976)	61,440	(49,976)
Retained earnings (accumulated deficit)	(1,396,937)	115,501	(1,300,344)	1,281,436	(1,300,344)
Total shareholders’ equity	(1,159,797)	258,676	1,154,516	901,121	1,154,516
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$130,487	$57,825	$—	$—	$188,312
Related parties	67,312	70,713	—	—	138,025
	197,799	128,538	—	—	326,337
Cost of goods sold	187,020	97,001	—	—	284,021
Gross profit	10,779	31,537	—	—	42,316
Other operating income - net	(5,884)	—	—	—	(5,884)
Selling, general and admin expenses	9,100	1,509	—	—	10,609
Operating income	7,563	30,028	—	—	37,591
Interest expense – third party	(6,777)	—	—	—	(6,777)
Interest expense – affiliates	17,230	(17,230)	—	—	—
Interest income – third party	30	125	—	—	155
Interest income – affiliates	—	113	—	—	113
Net loss on forward contracts	(4,809)	—	—	—	(4,809)
Other income - net	616	61	—	—	677
Income before taxes and equity in earnings of subsidiaries and joint ventures	13,853	13,097	—	—	26,950
Income tax benefit (expense)	1,821	(4,944)	—	—	(3,123)
Income before equity in earnings of subsidiaries and joint ventures	15,674	8,153	—	—	23,827
Equity earnings of subsidiaries and joint ventures	1,202	1,219	25,046	(26,248)	1,219
Net income (loss)	$16,876	$9,372	$25,046	$(26,248)	$25,046

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$118,078	$74,854	$—	$—	$192,932
Related parties	56,981	35,476	—	—	92,457
	175,059	110,330	—	—	285,389
Cost of goods sold	168,449	82,964	—	—	251,413
Gross profit	6,610	27,366	—	—	33,976
Other operating expenses	4,465	—	—	—	4,465
Selling, general and admin expenses	11,288	963	—	—	12,251
Operating income (loss)	(9,143)	26,403	—	—	17,260
Interest expense – third party	(6,398)	—	—	—	(6,398)
Interest expense – affiliates	15,954	(15,954)	—	—	—
Interest income – third party	22	79	—	—	101
Interest income – affiliates	—	109	—	—	109
Net loss on forward contracts	(1,972)	—	—	—	(1,972)
Other income - net	277	131	—	—	408
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(1,260)	10,768	—	—	9,508
Income tax expense	(25)	(4,256)	—	—	(4,281)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(1,285)	6,512	—		5,227
Equity earnings (loss) of subsidiaries and joint ventures	979	1,105	6,332	(7,311)	1,105
Net income (loss)	$(306)	$7,617	$6,332	$(7,311)	$6,332

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$1,251	$(4,881)	$—	$(3,630)
Investing activities:
Purchase of property, plant and equipment	(2,319)	(793)	(16)	(3,128)
Nordural expansion	—	(4,051)	—	(4,051)
Net cash used in investing activities	(2,319)	(4,844)	(16)	(7,179)
Financing activities:
Intercompany transactions	1,068	15,859	(16,927)	—
Net cash provided by (used in) financing activities	1,068	15,859	(16,927)	—
Net change in cash and cash equivalents	—	6,134	(16,943)	(10,809)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$221,057	$72,430	$293,487

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$11,264	$10,394	$—	$21,658
Investing activities:
Purchase of property, plant and equipment	(495)	(470)	(7)	(972)
Nordural expansion	—	(4,678)	—	(4,678)
Investments in and advances to joint ventures	—	—	(10)	(10)
Restricted and other cash deposits	(493)	—	—	(493)
Net cash used in investing activities	(988)	(5,148)	(17)	(6,153)
Financing activities:
Intercompany transactions	(10,276)	27,878	(17,602)	—
Net cash provided by (used in) financing activities	(10,276)	27,878	(17,602)	—
Net change in cash and cash equivalents	—	33,124	(17,619)	15,505
Beginning cash and cash equivalents	—	109,798	88,436	198,234
Ending cash and cash equivalents	$—	$142,922	$70,817	$213,739

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

16.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.

1.75% Notes redemption

On April 21, 2011, we provided notice to the holders of our 1.75% Notes to redeem all of the issued and outstanding 1.75% Notes on May 19, 2011 (the "Redemption Date") in accordance with their terms.  Issued and outstanding 1.75% Notes will be redeemed at 100% of the principal amount plus accrued and unpaid interest to the Redemption Date.  The redemption of the 1.75% Notes is expected to be funded with available cash on hand.

Plaintiff’s motion for reconsideration denied in SCRG case

On April 15, 2011, the SCRG court denied a motion filed by the plaintiff asking the court to reconsider its previously granted summary judgment order for the defendants, including Vialco.

FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”

Forward-looking statements in this quarterly report, for example, include statements about the following subjects, among other things:

•	Our business objectives, strategies and initiatives, the growth of our business and our competitive position and prospects;
•	Our assessment of significant economic, financial, political and other factors and developments that may affect our results, including currency risks;
•	Our assessment of the aluminum market, aluminum prices, aluminum financing, inventories and warehousing arrangements and other similar matters;
•	Aluminum prices and their effect on our financial position and results of operations;
•
Future construction investment and development of our facility in Helguvik, Iceland, including future capital expenditures, the costs of completion or cancellation, production capacity and the sources of funding for the facility;

•	Our hedging strategies and their potential effects;
•	Our curtailed operations, including the potential restart of curtailed operations, and potential curtailment of other domestic assets;
•	Our procurement of electricity, alumina and other raw materials;
•
Estimates of our pension and other postemployment liabilities and future payments, deferred income tax assets and property plant and equipment impairment, and other contingent liabilities and contractual commitments;

•	Changes in, or the elimination of, the retiree medical benefit plans and programs of certain of our subsidiaries and their effect on our financial position and results of operation;
•	Payments and credits relating to the Big Rivers Agreement relating to our Hawesville facility;
•
Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or change in accounting principle and future recognition of impairments for the fair value of assets;

•	Our anticipated tax liabilities, benefits or refunds;
•	Negotiations with our unionized workforce, including potential renegotiation of wage terms with the Grundartangi labor unions;
•	Compliance with laws and regulations;
•	The costs and effects and our evaluation of and strategies with respect to legal and regulatory actions, investigations and similar matters;
•	Our capital resources and projected uses of capital;
•	The effect of future laws and regulations; and
•	Our debt levels and intentions to incur or repay debt in the future, including the redemption of our 1.75% Notes.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

1.75% Notes redemption

On April 21, 2011, we provided notice to the holders of our 1.75% Notes to redeem all of the issued and outstanding 1.75% Notes on May 19, 2011 (the "Redemption Date") in accordance with their terms.  Issued and outstanding 1.75% Notes will be redeemed at 100% of the principal amount plus accrued and unpaid interest to the Redemption Date.  The redemption of the 1.75% Notes is expected to be funded with available cash on hand.

Stockholder class actions dismissed and appealed

On April 27, 2010, the purported stockholder class actions pending against us consolidated as Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints and on July 9, 2010, we moved to dismiss the amended complaint.  On March 3, 2011, the court granted our motion, dismissed the actions with prejudice and entered judgment in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal from the order and judgment entered by the court on March 3, 2011.

Pension contributions

We made contributions to the defined benefit plans we sponsor of approximately $13 million in the first quarter of 2011.  Based on current actuarial and other assumptions, we expect to make additional contributions to these plans of approximately $5 million during 2011 for a total of $18 million in pension contributions during the year.  We may choose to make additional contributions to these plans from time to time in our discretion.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended March 31,
	2011	2010
	(In thousands, except per share data)
Net sales:
Third-party customers	$188,312	$192,932
Related parties	138,025	92,457
Total	$326,337	$285,389

Gross profit	$42,316	$33,976

Net income	$25,046	$6,332

Earnings per common share:
Basic and Diluted	$0.25	$0.06

	Three months ended March 31,
	2011	2010
Shipments – primary aluminum (metric tons):
Direct	80,479	76,653
Toll	63,699	68,024
Total	144,178	144,677

Net sales (in millions)	2011	2010	$ Difference	% Difference
Three months ended March 31,	$326.3	$285.4	$40.9	14.3%

Higher price realizations for our primary aluminum shipments in the three months ended March 31, 2011 was due to higher LME prices for primary aluminum and an increase in Midwest premiums, which resulted in a $37.8 million sales increase.  Higher shipment volumes had a $3.1 million positive impact on net sales.  Direct shipments increased 3,826 metric tons in the three months ended March 31, 2011, due to a shift from toll to direct sales at the Grundartangi smelter.  In addition, the Grundartangi smelter experienced a transformer outage in 2010 that was resolved in January 2011, resulting in lower aluminum production in the first quarter of 2011 relative to the same period last year.

Gross profit (in millions)	2011	2010	$ Difference	% Difference
Three months ended March 31,	$42.3	$34.0	$8.3	24.4%

During the three months ended March 31, 2011, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $20.8 million with volume and mix contributing an additional $0.1 million increase to gross profit.  In addition, we experienced $12.6 million in net cost increases, relative to the same period in 2010, comprised of: increased power and natural gas costs at our U.S. smelters, $2.0 million; increased costs for materials, supplies and maintenance, $14.7 million; increased depreciation, $0.2 million; offset by other cost improvements, $4.3 million.

Other operating income (expenses) - net (in millions)	2011	2010	$ Difference	% Difference
Three months ended March 31,	$5.9	$(4.5)	$10.4	231.1%

The charges in this category are primarily for on-going site costs at the Ravenswood facility.  In addition, net credits of $9.5 million were recorded at Ravenswood in the first quarter of 2011 which represent the amortization of prior service credits and actuarial losses resulting from the elimination of medical benefits for retirees of the Ravenswood facility.

Selling, general and administrative expenses (in millions)	2011	2010	$ Difference	% Difference
Three months ended March 31,	$10.6	$12.3	$(1.7)	(13.8)%

Reduced expenditures for external professional services and equity award expenses were the primary items contributing to the reduction in selling, general and administrative expenses in the first quarter of 2011.

Net loss on forward contracts (in millions)	2011	2010	$ Difference	% Difference
Three months ended March 31,	$(4.8)	$(2.0)	$(2.8)	140%

The net loss on forward contracts for the three months ended March 31, 2011 and 2010 relate to marking-to-market options that were put in place to provide partial downside price protection for our domestic facilities.  With increased LME prices for primary aluminum, the unexpired contracts declined in value, resulting in charges to net loss on forward contracts.

Income tax expense (in millions)	2011	2010	$ Difference	% Difference
Three months ended March 31,	$(3.1)	$(4.3)	$1.2	(27.9)%

Our 2011 and 2010 tax expense is due to our earnings in Iceland.  In addition, during the first quarter of 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital in the past through public offerings of our common stock and the public debt markets.  We are continuously exploring various financing alternatives. Our principal uses of cash are the funding of operating costs (including post-employment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, purchases of primary aluminum put options, investments in our growth activities and in related businesses, working capital and other general corporate requirements.

Our consolidated cash and cash equivalents balance at March 31, 2011 was approximately $293 million compared to $304 million at December 31, 2010.  Century's revolving credit facility matures in July 2014.  As of March 31, 2011, our credit facility had no loan amounts outstanding and approximately $49 million of net availability.  We have approximately $38 million of letters of credit outstanding under our credit facility, which allowed us to lower our restricted cash deposits during 2010.  Availability under the credit facility has been and will continue to be negatively impacted by the curtailment of production capacity at Ravenswood which has reduced the amount of our domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility.  Further curtailments of domestic production capacity would incrementally reduce domestic accounts receivable and inventory, further reducing availability under the credit facility.

We have approximately $47 million aggregate principal amount of 1.75% Notes outstanding.  In April 2011, we provided notice to the holders of our 1.75% Notes to redeem all of the issued and outstanding 1.75% Notes on May 19, 2011 in accordance with their terms.  Issued and outstanding 1.75% Notes will be redeemed at 100% of the principal amount plus accrued and unpaid interest to May 19, 2011.  The redemption of the 1.75% Notes is expected to be funded with available cash on hand.

In the first quarter of 2011, we made contributions to the defined benefit plans we sponsor of approximately $13 million.  Based on current actuarial and other assumptions, we expect to make additional contributions to our defined benefit plans of approximately $5 million during 2011 for a total of $18 million in contributions during the year.  In addition, we provided $2.1 million in funding for defined benefit plans at the Mt. Holly facility. We may choose to make additional contributions to these plans from time to time at our discretion.

Based on the current LME forward market and management’s estimates, over the next 12 months we expect to make approximately $2.4 million in principal and interest payments for the E.ON contingent obligation beginning in May 2011.  These payments are contingent based on the LME forward market and the level of Hawesville’s operations.  In any month the average LME decreases below the threshold level for this obligation, we would not be required to make payments for that month.  Interest would continue to accrue on the obligation in either case.

In November 2010, CAWV announced amendments to its postretirement medical benefit plan effective January 1, 2011.  Effective January 1, 2011, CAWV no longer provides retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.  We expect these plan amendments will significantly reduce our future cash payments for postretirement medical benefits.

We expect to receive a $26.9 million withholding tax refund in Iceland in the fourth quarter of 2011 for taxes paid in February 2011.  We do not expect to receive any material domestic tax refunds in the near future.

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

Capital expenditures for the three months ended March 31, 2011 were $7.2 million, $4.1 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2011, excluding the activity on the Helguvik project, will be approximately $20 to $25 million compared to $12.3 million in 2010.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $20 million in contract cancellation costs.  We are working to complete the activities required for a full restart of construction activity at Helguvik, including resolving disputes with the power suppliers contracted to supply power to the project and the confirmation that they will be in a firm position to finance and deliver the power per an agreed schedule.We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 to $2 million per month during 2011 until the restart of major construction activities.

Historical

Our statements of cash flows for the three months ended March 31, 2011 and 2010 are summarized below:

	Three months ended March 31,
	2011	2010
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(3,630)	$21,658
Net cash used in investing activities	(7,179)	(6,153)
Net cash provided by financing activities	—	—
Net change in cash and cash equivalents	$(10,809)	$15,505

Net cash from operating activities in the first three months of 2011 was $(3.6) million compared to $21.7 million in the first three months of 2010.  The decrease in cash from operations in 2011 was due to withholding tax payments and pension contributions and the absence of any benefits received for the E.ON contractual receivable in 2011 (the E.ON contractual receivable expired in 2010).  These reductions in cash flow from operating activities were partially offset by higher operating income due to higher LME prices and U.S. Midwest premiums in 2011 compared to 2010.

Our net cash used in investing activities for the first three months of 2011 was $7.2 million compared to $6.2 million in the first three months of 2010.  The increase was due to higher investments in capital expenditures to maintain and improve plant operations, offset by reduced spending on the Helguvik project.

Other Commitments and Contingencies

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, we do not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 9 Commitments and Contingencies to the consolidated financial statements included herein for additional information.

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments under the Big Rivers Agreement in excess of the agreed upon base amount of $81.5 million.  The aggregate excess payments plus accrued interest totaled $13.5 million at March 31, 2011.  Interest accrues on this obligation at 10.94% per annum as of January 1, 2011.  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  Based on the LME forward market and our expectation of Hawesville’s future operations, we reclassified a portion of the E.ON contingent obligation to current liabilities, including accrued interest on the obligation.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Commodity price risk

We are exposed to price risk for primary aluminum.  We manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure for our domestic production.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 42,388 metric tons and 47,926 metric tons of primary aluminum at March 31, 2011 and December 31, 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 117 metric tons at December 31, 2010 and none at March 31, 2011.  We had no fixed price commitments to sell to Glencore at March 31, 2011 and December 31, 2010.

We had no outstanding primary aluminum forward financial sales contracts at March 31, 2011 and December 31, 2010.  We had no fixed price forward financial contracts to purchase aluminum at March 31, 2011 or December 31, 2010.

Primary aluminum put option contracts

We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices.  The put option contracts account for approximately 45% of Hawesville’s expected production level through 2011 and approximately 27% of their expected production level through June 2012 with a strike price around Hawesville’s cash break-even price.  These options were purchased to partially mitigate primary aluminum price risk.

Primary Aluminum option contracts outstanding as of March 31, 2011 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	34,650	46,650
Put option contracts, settle monthly in 2012	18,000	15,000

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were designated as cash flow hedges.

We had the following outstanding forward financial contracts to hedge forecasted transactions:

	March 31, 2011	December 31, 2010
Natural gas forward financial contracts (in MMBTU)	240,000	250,000

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.2 million on accumulated other comprehensive loss for the period ended March 31, 2011 as a result of the natural gas forward financial contracts outstanding at March 31, 2011.

Foreign currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro and the Chinese yuan.  Grundartangi’s labor costs, part of the maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar with a significant portion in ISK and euros.

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of March 31, 2011, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production.  As of March 31, 2011, approximately 34% of our production for 2011 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 4.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

b.  Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 27, 2010, the purported stockholder class actions pending against us consolidated as Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints and on July 9, 2010, we moved to dismiss the amended complaint.  On March 3, 2011, the court granted our motion, dismissed the actions with prejudice and entered judgment in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal from the order and judgment entered by the court on March 3, 2011.  See Note 9 Commitments and Contingencies – Legal Contingencies.

Item 1A.  Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2010 Annual Report on Form 10-K.

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

Century Aluminum Company

Date:	May 10, 2011	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	May 10, 2011	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer.				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer.				X
32.1	Section 1350 Certifications.				X