Form 10-Q
period 2011-06-30
CENTURY ALUMINUM CO
filed 2011-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes                ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐  Yes     ☒  No

The registrant had 93,214,667 shares of common stock outstanding at July 31, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$232,401	$304,296
Restricted cash	—	3,673
Accounts receivable — net	54,838	43,903
Due from affiliates	37,264	51,006
Inventories	187,388	155,908
Prepaid and other current assets	46,151	18,292
Total current assets	558,042	577,078
Property, plant and equipment — net	1,238,651	1,256,970
Due from affiliates – less current portion	3,094	6,054
Other assets	100,055	82,954
TOTAL	$1,899,842	$1,923,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$87,595	$88,004
Due to affiliates	39,548	45,381
Accrued and other current liabilities	49,225	41,495
Accrued employee benefits costs — current portion	15,909	26,682
Convertible senior notes	—	45,483
Industrial revenue bonds	7,815	7,815
Total current liabilities	200,092	254,860
Senior notes payable	249,011	248,530
Accrued pension benefits costs — less current portion	38,518	37,795
Accrued postretirement benefits costs — less current portion	106,718	103,744
Other liabilities	41,662	37,612
Deferred taxes	86,019	85,999
Total noncurrent liabilities	521,928	513,680
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,785 and 82,515 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,214,667 and 92,771,864 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively)	932	928
Additional paid-in capital	2,506,435	2,503,907
Accumulated other comprehensive loss	(78,234)	(49,976)
Accumulated deficit	(1,251,312)	(1,300,344)
Total shareholders’ equity	1,177,822	1,154,516
TOTAL	$1,899,842	$1,923,056

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
NET SALES:
Third-party customers	$207,091	$183,045	$395,403	$375,977
Related parties	159,186	104,808	297,211	197,265
	366,277	287,853	692,614	573,242
Cost of goods sold	316,763	266,337	600,784	517,750
Gross profit	49,514	21,516	91,830	55,492
Other operating expenses (income) – net	(5,205)	4,644	(11,089)	9,109
Selling, general and administrative expenses	18,557	10,964	29,166	23,215
Operating income	36,162	5,908	73,753	23,168
Interest expense – third party	(6,386)	(6,357)	(13,163)	(12,755)
Interest income – third party	65	102	220	203
Interest income – related parties	70	111	183	220
Net gain (loss) on forward contracts	(1,617)	9,294	(6,426)	7,322
Other income (expense) - net	(1,132)	230	(455)	638
Income before income taxes and equity in earnings of joint ventures	27,162	9,288	54,112	18,796
Income tax expense	(3,636)	(4,619)	(6,759)	(8,900)
Income before equity in earnings of joint ventures	23,526	4,669	47,353	9,896
Equity in earnings of joint ventures	460	477	1,679	1,582
Net income	$23,986	$5,146	$49,032	$11,478

Net income allocated to common shareholders	$22,061	$4,723	$45,066	$10,532

EARNINGS PER COMMON SHARE:
Basic and Diluted	$0.24	$0.05	$0.48	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	93,105	92,672	93,036	92,611
Diluted	93,567	93,332	93,432	93,218

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,032	$11,478
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on forward contracts	6,170	(7,568)
Realized benefit on contractual receivable	—	32,193
Accrued and other plant curtailment costs – net	(16,592)	(2,576)
Lower of cost or market inventory adjustment	(16)	6,999
Depreciation and amortization	31,064	31,505
Debt discount amortization	1,355	1,548
Deferred income taxes	—	9,217
Pension and other postretirement benefits	(28,608)	8,218
Stock-based compensation	2,501	2,163
Non-cash loss on early extinguishment of debt	763	—
Undistributed earnings of joint ventures	(1,679)	(1,582)
Changes in operating assets and liabilities:
Accounts receivable – net	(10,935)	1,013
Due from affiliates	11,265	(16,671)
Inventories	(31,464)	(11,162)
Prepaid and other current assets	(28,991)	20,423
Accounts payable, trade	(1,202)	(6,725)
Due to affiliates	(5,834)	621
Accrued and other current liabilities	7,575	(2,189)
Other – net	(539)	(4,773)
Net cash provided by (used in) operating activities	(16,135)	72,132

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(7,353)	(3,012)
Nordural expansion	(7,968)	(10,113)
Investments in and advances to joint ventures	—	(17)
Proceeds from the sale of property, plant and equipment	56	—
Payments received on advances to joint ventures	3,056	—
Restricted and other cash deposits	3,673	(983)
Net cash used in investing activities	(8,536)	(14,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(47,067)	—
Repayment of contingent obligation	(189)	—
Issuance of common stock – net	32	23
Net cash provided by (used in) financing activities	(47,224)	23
CHANGE IN CASH AND CASH EQUIVALENTS	(71,895)	58,030
Cash and cash equivalents, beginning of the period	304,296	198,234
Cash and cash equivalents, end of the period	$232,401	$256,264

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and six months ended June 30, 2011 and 2010
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first six months of 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Primary aluminum put option contracts	2	Quoted London Metal Exchange (“LME”) forward market prices, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial contracts	2	Quoted natural gas forward market prices and risk-adjusted discount rates
Power contracts	3	Quoted LME forward market prices, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON U.S. (“E.ON”) contingent obligation	3
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

(1)
Trust assets are currently invested in money market funds.  The trust has sole authority to invest the funds in secure interest producing investments consisting of short-term securities issued or guaranteed by the United States government or cash and cash equivalents.

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

Recurring Fair Value Measurements	As of June 30, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$224,433	$—	$—	$224,433
Trust assets	16,525	—	—	16,525
Surety bond	2,391	—	—	2,391
Primary aluminum put option contracts	—	2,961	—	2,961
Natural gas forward financial contracts	—	3	—	3
Power contract	—	—	111	111
TOTAL	$243,349	$2,964	$111	$246,424

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,256	$13,256
Primary aluminum sales contract – premium collar	—	—	1,391	1,391
TOTAL	$—	$—	$14,647	$14,647

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$294,269	$—	$—	$294,269
Primary aluminum put option contracts	—	4,691	—	4,691
Natural gas forward financial contracts	—	79	—	79
Power contract	—	—	72	72
TOTAL	$294,269	$4,770	$72	$299,111

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,091	$13,091
Primary aluminum sales contract – premium collar	—	—	783	783
TOTAL	$—	$—	$13,874	$13,874

Change in Level 3 Fair Value Measurements during the three months ended June 30,
	Derivative assets/liabilities
	2011	2010
Beginning balance, April 1,	$(14,311)	$(766)
Total gain (realized/unrealized) included in earnings	(758)	(53)
Settlements	533	(25)
Ending balance, June 30,	$(14,536)	$(844)

Amount of total loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$(758)	$(53)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Change in Level 3 Fair Value Measurements during the six months ended June 30,
	Derivative liabilities - net
	2011	2010
Beginning balance, January 1,	$(13,802)	$(1,632)
Total gain (realized/unrealized) included in earnings	(1,231)	(179)
Settlements	497	967
Ending balance, June 30,	$(14,536)	$(844)

Amount of total loss included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at June 30,	$(1,231)	$(179)

The net loss on our derivative assets and liabilities is recorded in our statement of operations under net (gain) loss on forward contracts.  Our Level 3 derivative assets and liabilities are included in prepaid and other current assets, accrued and other liabilities and other liabilities of our consolidated balance sheet.

3.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	June 30, 2011	December 31, 2010
ASSETS:
Primary aluminum put option contracts – current portion	Due from affiliates	$1,704	$1,979
Primary aluminum put option contracts – current portion	Prepaid and other current assets	1,257	2,712
Natural gas forward financial contracts	Prepaid and other current assets	3	79
Power contract	Prepaid and other current assets	111	72
TOTAL ASSETS		$3,075	$4,842

LIABILITIES:
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	$964	$436
E.ON contingent obligation	Other liabilities	13,256	13,091
Aluminum sales premium contracts – less current portion	Other liabilities	427	347
TOTAL LIABILITIES:		$14,647	$13,874

The following table provides changes in our accumulated other comprehensive loss for our derivatives that qualified for cash flow hedge treatment during the three and six months ended June 30, 2011:

Derivatives in cash flow hedging relationships:

	Three months ended June 30, 2011
	Amount of gain recognized in Other comprehensive income (“OCI”) on derivatives (effective portion)	Gain reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial contracts	$7	Cost of goods sold	$39	—	$—
	Six months ended June 30, 2011
	Amount of gain recognized in OCI on derivatives (effective portion)	Gain reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial contracts	$7	Cost of goods sold	$50	—	$—

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

	Three months ended June 30, 2010
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial contracts	$(42)	Cost of goods sold	—	—	—

	Six months ended June 30, 2010
	Amount of loss recognized in OCI on derivatives, net of tax (effective portion)	Loss reclassified from OCI to income on derivatives (effective portion)		Loss recognized in income on derivatives (ineffective portion)
	Amount	Location	Amount	Location	Amount
Natural gas forward financial contracts	$(42)	Cost of goods sold	—	—	—

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

We had the following outstanding forward financial contracts to hedge forecasted transactions:

	June 30, 2011	December 31, 2010
Natural gas forward financial contracts (in MMBTU)	210,000	250,000

Foreign currency forward contracts

As of June 30, 2011 and December 31, 2010, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  The labor costs, maintenance costs and other local services at our facility in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We had foreign currency forward contracts to manage the currency risk associated with Grundartangi expansion and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815.  The realized gain or loss for our cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures were recognized in accumulated other comprehensive loss and are reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this would occur when Helguvik is put into service).

Power contracts

We are party to a power supply agreement at our facility in Ravenswood, West Virginia (“Ravenswood”) that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  We estimate the fair value of the embedded derivative based on our expected power usage over the remaining term of the contract which was extended in 2011, gains and losses associated with the embedded derivative are recorded in net loss on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $111 and $72 for the embedded derivative at June 30, 2011 and December 31, 2010, respectively.

Primary aluminum put option contracts

We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices.  The volume of put option contracts is summarized below.  These options were purchased to partially mitigate primary aluminum price risk.

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

Primary Aluminum option contracts outstanding as of June 30, 2011 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	22,500	31,500
Put option contracts, settle monthly in 2012	18,000	15,000

Primary Aluminum option contracts outstanding as of December 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	46,800	61,800

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Aluminum sales premium contracts

The Glencore Metal Agreement is a physical delivery contract for 20,400 metric tons per year (“mtpy”) of primary aluminum through December 31, 2013 with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net gain (loss) on forward contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended June 30,		Six months ended June 30,
	Location	2011	2010	2011	2010
Power contract	Net gain (loss) on forward contracts	$111	$6	$106	$(21)
Primary aluminum put option and collar contracts	Net gain (loss) on forward contracts	(1,060)	9,475	(5,666)	7,747
Aluminum sales premium contracts	Related party sales	162	127	256	246
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(668)	(186)	(866)	(404)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	June 30, 2011	December 31, 2010
Power contracts (in megawatt hours) (1)	7,841	4,379
Primary aluminum sales contract premium (in metric tons) (2)	54,400	62,252
Primary aluminum put option contracts (in metric tons)	87,000	108,600

(1)
We mark the Ravenswood power contract to market based on our expected usage during the remaining term of the contract. In June 2011, the West Virginia Public Service Commission (the “PSC”) extended the term of this contract through June 2012.

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

As of June 30, 2011, income of $159 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

4.	Earnings per share

Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings per share for three and six months ended June 30, 2011 and 2010:

	For the three months ended June 30,
	2011			2010
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income	$23,986			$5,146
Amount allocated to common shareholders	91.97%			91.79%
Basic EPS:
Income allocable to common shareholders	22,061	93,105	$0.24	4,723	92,672	$0.05
Effect of Dilutive Securities: Plus:
Options	—	119		—	40
Service-based stock awards	—	343		—	620
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$22,061	93,567	$0.24	$4,723	93,332	$0.05

	For the six months ended June 30,
	2011			2010
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income	$49,032			$11,478
Amount allocated to common shareholders	91.91%			91.76%
Basic EPS:
Income allocable to common shareholders	45,066	93,036	$0.48	10,532	92,611	$0.11
Effect of Dilutive Securities: Plus:
Options	—	116		—	46
Service-based stock awards	—	280		—	561
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$45,066	93,432	$0.48	$10,532	93,218	$0.11

Impact of our outstanding Series A Convertible Preferred Stock on EPS

Our Series A Convertible Preferred Stock has similar characteristics of a “participating security” as described by ASC 260-10-45 “Participating Securities and the Two-Class Method”.  In accordance with the guidance in the ASC 260-10-45, we calculate basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with its participation rights, and diluted EPS using the If-Converted Method, when applicable.

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

Calculation of EPS

Options to purchase 641,187 and 690,075 shares of common stock were outstanding as of June 30, 2011 and June 30, 2010, respectively.  For the three and six months ended June 30, 2011, approximately 349,000 options were excluded from the calculation of EPS because their exercise price exceeded the average market price of the underlying common stock.  Shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because our 1.75% convertible senior notes were redeemed in May 2011.

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

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested and issued.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  The weighted average service-based stock outstanding at June 30, 2011 and June 30, 2010 was approximately 343,000 and 529,000 shares, respectively.

For the calculation of basic and diluted EPS for the three and six months ended June 30, 2011 and June 30, 2010, using the Two-Class Method, we allocated our undistributed income to the convertible preferred stock as shown in the following tables:

	Three months ended June 30, 2011		Three months ended June 30, 2010
	Weighted average shares outstanding	Undistributed earnings	Weighted average shares outstanding	Undistributed earnings
Common stock (in thousands)	93,105	$22,061	92,672	$4,723
Preferred stock (in thousands) (1)	8,125	1,925	8,294	423
Total	101,230	$23,986	100,966	$5,146

	Six months ended June 30, 2011		Six months ended June 30, 2010
	Weighted average shares outstanding	Undistributed earnings	Weighted average shares outstanding	Undistributed earnings
Common stock (in thousands)	93,036	$45,066	92,611	$10,532
Preferred stock (in thousands) (1)	8,187	3,966	8,319	946
Total	101,223	$49,032	100,930	$11,478

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

The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or any series which we may designate and issue in the future.

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

Series A Convertible Preferred Stock:	2011

Shares outstanding at December 31, 2010	82,515
Automatic conversions during the six months ended June 30, 2011	(1,730)
Shares outstanding at June 30, 2011	80,785

6.	Income taxes

As of June 30, 2011 and December 31, 2010, we had total unrecognized tax benefits (excluding interest) of $17,803 and $16,600, respectively.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of June 30, 2011 and December 31, 2010, respectively, are approximately $1,684 and $2,000.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of June 30, 2011 and December 31, 2010, we had approximately $471 and $300, respectively, of accrued interest related to unrecognized income tax benefits.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

7.	Inventories

Inventories consist of the following:

	June 30, 2011	December 31, 2010
Raw materials	$66,057	$49,098
Work-in-process	16,564	13,979
Finished goods	7,638	7,901
Operating and other supplies	97,129	84,930
Inventories	$187,388	$155,908

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

8.	Debt

	June 30, 2011	December 31, 2010
Debt classified as current liabilities:
1.75% convertible senior notes due 2024 (the “1.75% Notes”), net of debt discount of $1,584 at December 31, 2010, interest payable semiannually (1)	$—	$45,483
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $3,196 and $3,677, respectively, interest payable semiannually	246,408	245,927
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation –principal and interest payments, contingently payable monthly, annual interest rate of 10.94% (2)	13,256	13,091
Total debt	$270,082	$314,919

(1)
The 1.75% Notes, which were redeemed in May 2011, were classified as current because they were convertible at any time by the holder.  The Hancock County industrial revenue bonds due 2028 (the “IRBs”) are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at June 30, 2011 was 0.39%.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Revolving credit facility

We have a $100,000 senior secured revolving credit facility with Wells Fargo Capital Finance, LLC, as lender and agent (the "Credit Facility"), a portion of which was later syndicated to Credit Suisse AG.  The Credit Facility provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of June 30, 2011, no amounts have been borrowed under the Credit Facility, although we may in the future use the Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of June 30, 2011, the borrowing availability was approximately $58,549 net of $41,451 for outstanding letters of credit under the Credit Facility.

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

The Credit Facility will expire on July 1, 2014.

1.75% convertible senior notes redemption

On May 19, 2011, we redeemed all outstanding 1.75% Notes at 100% of the principal amount plus accrued and unpaid interest to that date.  We funded the redemption of the 1.75% Notes with available cash on hand.

E.ON contingent obligation

The E.ON contingent obligation consists of the aggregate E.ON payments made on CAKY’s behalf under the Big Rivers Agreement in excess of the agreed upon base amount of $81,500.  Interest accrues at an annual rate equal to 10.94%.  The term of the agreement is through December 31, 2028.  The aggregate excess payments, plus accrued interest, totaled $13,256 and $13,091 at June 30, 2011 and December 31, 2010, respectively.  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  Based on the LME forward market and our expectation of Hawesville’s future operations, we classified the E.ON contingent obligation within noncurrent liabilities, which includes accrued interest on the obligation.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.  We made a $563 principal and interest payment for the E.ON contingent obligation during the second quarter of 2011.

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

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at collocated Primary MACT facilities which deal with potlines, including Hawesville.  In April 2008, the EPA sent CAKY requests under the Clean Air Act for copies of certain records dating back to 2000.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.  The number of alleged violations has now been reduced to two.  The matter remains under investigation and we remain in discussions with the EPA to resolve the remaining alleged violations and expect that any fines or other settlement that may result from these discussions would be immaterial.  We expect to resolve the matter in 2011.

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

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Management does not believe Vialco’s liability under the Order or its indemnity to Lockheed will require material payments.  Through June 30, 2011, we have expended approximately $840 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  The parties are currently engaged in the discovery process.  As of June 30, 2011, no trial date has been set for the remaining claims.

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

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In January 2010, the court granted a motion by DPNR to assert claims directly against certain third-party defendants, including Century and Vialco.  On February 3, 2011, the court granted a motion by Century, dismissing Century from the case.  Vialco, however, remains a defendant in this case.  On March 4, 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case.  On April 15, 2011, the SCRG court denied a motion filed by the plaintiff asking the court to reconsider its previously granted summary judgment order and a notice of appeal was filed with the Third Circuit Court of Appeals on May 11, 2011.  The appeal is set for hearing in May 2012.

In December 2010, we were among several defendants listed in a lawsuit filed by approximately 2,300 plaintiffs who either worked, resided or owned property in the area downwind from the alumina refinery facility at St. Croix.  The plaintiffs allege damages caused by the presence of red mud and other particulates coming from the alumina facility.  The plaintiffs in both suits seek unspecified monetary damages, costs and attorney fees as well as certain injunctive relief.  We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility.

Pursuant to the terms of the asset purchase agreement between Vialco and the purchaser of the alumina refinery facility in 1995, the purchaser assumed responsibility for all costs and other liabilities associated with the bauxite waste disposal facilities, including pre-closure and post-closure liabilities.  At this time, it is not practicable to predict the ultimate outcome of these actions or to estimate a range of possible damage awards for any of the Vialco lawsuits.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $891 and $753 at June 30, 2011 and December 31, 2010, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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

In evaluating whether to accrue for costs associated with legal contingencies, it is our policy to take into consideration factors such as the facts and circumstances asserted, our historical experience with contingencies of a similar nature, the likelihood of our prevailing and the severity of any potential loss.  For some matters, no accrual is established because we have assessed our risk of loss to be remote.  Where the risk of loss is probable and the costs can be reasonably estimated, we record an accrual, either on an individual basis or with respect to a group of matters involving similar claims, based on the factors set forth above.

We also determine estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when we have assessed that a loss is reasonably possible.  Based on current knowledge, management has ascertained estimates for losses that are reasonably possible and management does not believe that any reasonably possible outcomes in excess of our accruals, if any, would be material.  We reevaluate and update our assessments and accruals as matters progress over time.

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

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. amended its postretirement medical benefit plan, effective January 1, 2010, for all current and former CAWV salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

The principal changes to the plan as a result of this amendment were that, upon attainment of age 65, all CAWV provided retiree medical benefits ceased for retirees and dependents.  In addition, bargaining unit retirees under age 65 and qualified dependents under age 65 were covered by the salary retiree medical plan which required out-of pocket payments for premiums, co-pays and deductibles by participants.

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

In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the court.  The USWA has appealed the decision and proceedings have been stayed pending the outcome of the appeal.  Based upon our analysis of the court’s ruling during the third quarter of 2010, in accordance with ASC 715-60, “Compensation – Retirement Plans – Defined Benefit Plans – Other Postretirement”, the amendment to the CAWV postretirement medical plan benefits was recorded as a negative plan amendment in the third quarter of 2010.  We intend to continue to vigorously pursue our case in the foregoing actions.

Power Commitments

Big Rivers Agreement

In July 2009, CAKY, Big Rivers and E.ON entered into an agreement to provide long-term cost-based power to CAKY (the “Big Rivers Agreement”).The term of the Big Rivers Agreement is through 2023 and provides adequate power for Hawesville’s full production capacity requirements (approximately 482 MW) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the Big Rivers agreement, any power not required by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.  On March 1, 2011, Big Rivers filed a proposed rate increase with the Kentucky Public Service Commission.  We are opposing the increase proposed by Big Rivers to the Kentucky Public Service Commission and expect that a ruling will be made in the third quarter of 2011.

Mt. Holly power agreement

The South Carolina Public Service Authority (“Santee Cooper”) agreed in September 2010 to amend the Mt. Holly power contract to, among other things, provide that power delivered through 2015 will be priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs.  In addition, the amended agreement would allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME goes below certain negotiated levels.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Appalachian Power Company (“APCo”) rate filing

APCo supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  Under the special rate contract, Ravenswood may be excused from, or may defer the payment of, the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.   In September 2009, the PSC attributed approximately $16,000 of unrecovered fuel costs to Ravenswood.  This amount will be factored into the special rate provision.  In June 2011, the PSC agreed to extend the special rate contract terms through June 2012.  We are in discussions with APCo to provide for a long-term special rate arrangement that establishes the LME-based cap on the tariff rates.

Other Commitments and Contingencies

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments made under the Big Rivers Agreement in excess of the agreed upon base amount of $81,500.  The aggregate excess payments, plus accrued interest totaled $13,256 and $13,091 at June 30, 2011 and December 31, 2010, respectively.  Interest accrues on this obligation at 10.94% per annum from January 1, 2011.  Our obligation to make repayments is contingent upon certain operating criteria and the LME price of primary aluminum.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make up to 72 monthly payments of principal and interest.  See Note 8 Debt for additional information about the E.ON contingent obligation.

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

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current Midwest market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 31,494 metric tons and 47,926 metric tons of primary aluminum at June 30, 2011 and December 31, 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 777 metric tons and 117 metric tons at June 30, 2011 and December 31, 2010, respectively.  We had no fixed price commitments to sell primary aluminum to Glencore at June 30, 2011 and December 31, 2010.

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

11.	Supplemental cash flow information

	Six months ended June 30,
	2011	2010
Cash paid for:
Interest	$11,148	$9,292
Income taxes (1)	27,685	1,881

Cash received for:
Interest	199	214
Income tax refunds	—	18,171

(1)	We paid withholding taxes in Iceland of $26,900 in the first quarter of 2011.

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

The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30, 2011	Year ended December 31, 2010
Beginning balance, ARO liability	$14,274	$15,233
Additional ARO liability incurred	555	1,057
ARO liabilities settled	(658)	(1,162)
Accretion expense	551	1,040
Adjustments (1)	—	(1,894)
Ending balance, ARO liability	$14,722	$14,274

(1)	We adjusted our ARO liability in the first quarter of 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent potliner.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

13.	Comprehensive income and accumulated other comprehensive loss

Comprehensive income:
	Six months ended June 30,
	2011	2010
Net income	$49,032	$11,478
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(33)	(42)
Net gain on cash flow hedges reclassified to income, net of $0 tax	(50)	—
Net gain on foreign currency cash flow hedges reclassified to income, net of tax of $17 and $17, respectively	(76)	(76)
Defined benefit pension and other postemployment benefit plans:
Net loss arising during the period, net of $0 tax	(5,769)	(4,939)
Amortization of prior service cost during the period, net of $(8,811) and $173 tax, respectively	(39,431)	(318)
Amortization of net loss during the period, net of $3,821 and $(859) tax, respectively	17,101	1,573
Other comprehensive loss	(28,258)	(3,802)
Comprehensive income	$20,774	$7,676

Components of Accumulated other comprehensive loss:
	June 30, 2011	December 31, 2010
Unrealized loss on financial instruments, net of $699 and $716 tax benefit, respectively	$(1,290)	$(1,131)
Defined benefit plan liabilities, net of $18,685 and $23,674 tax benefit, respectively	(68,720)	(40,621)
Equity in investee other comprehensive income, net of $0 and $0 tax, respectively (1)	(8,224)	(8,224)
Accumulated other comprehensive loss	$(78,234)	$(49,976)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

14.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$709	$749	$1,566	$1,489
Interest cost	1,808	1,611	3,488	3,204
Expected return on plan assets	(1,776)	(1,465)	(3,315)	(2,688)
Amortization of prior service cost	34	34	69	69
Amortization of net loss	449	407	931	830
Net periodic benefit cost	$1,224	$1,336	$2,739	$2,904

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service cost	$475	$738	$834	$1,760
Interest cost	1,478	2,747	2,864	5,497
Expected return on plan assets	—	—	—	—
Amortization of prior service cost (1)	(15,534)	(300)	(30,689)	(560)
Amortization of net loss	6,546	844	12,349	1,602
Net periodic benefit cost	$(7,035)	$4,029	$(14,642)	$8,299

(1)
OPEB plan amendments in November 2010 resulted in the immediate recognition of any unamortized prior service cost benefits that were accrued in accumulated other comprehensive loss as of the date of the amendments.  In addition, the November 2010 plan amendments resulted in a reduction in OPEB liability and a credit to accumulated other comprehensive loss.  The resulting prior service benefit and actuarial losses were amortized ratably into income over the period November 1, 2010 to June 30, 2011 at which time the CAWV OPEB plan terminated.

Employer contributions

In June 2011, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of our non-qualified Supplemental Retirement Income Benefit Plan (“SERB”) plan.  As a result of the change in control, we were required to make an approximately $16,700 contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  In addition, through June 30, 2011, we have made contributions of approximately $14,400 to the qualified defined benefit plans we sponsor.  Based on current actuarial and other assumptions, we expect to make additional contributions to these qualified defined benefit plans of approximately $3,400 during 2011 for a total of approximately $34,500 in qualified defined benefit plan and non-qualified SERB contributions during the year.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

15.	Recently issued accounting standards

In May 2011, The Financial and Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement.” This ASU amends the requirements for measuring fair value and disclosing information about fair value measurements and is effective for Century on January 1, 2012.  Upon adoption, we do not expect this standard to have a material impact on its financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”.  This ASU addresses the financial statement presentation of other comprehensive income and its components.  Companies may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. We are currently evaluating which presentation option we will utilize.  This guidance will only impact the presentation of our financial statements and have no impact on our financial position, results of operations or cash flows.  This ASU is effective for Century on January 1, 2012.

16.	Condensed consolidating financial information

Our 8.0% senior secured notes due 2014 and 7.5% senior unsecured notes due 2014 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and six months ended June 30, 2011 and June 30, 2010 and the condensed consolidating statements of cash flows for the six months ended June 30, 2011 and June 30, 2010 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$573	$193,658	$38,170	$—	$232,401
Accounts receivable — net	37,934	16,904	—	—	54,838
Due from affiliates	629,572	9,721	2,529,095	(3,131,124)	37,264
Inventories	121,632	65,756	—	—	187,388
Prepaid and other current assets	5,790	48,936	3,925	(12,500)	46,151
Total current assets	795,501	334,975	2,571,190	(3,143,624)	558,042
Investment in subsidiaries	35,783	—	(910,471)	874,688	—
Property, plant and equipment — net	351,745	885,708	1,418	(220)	1,238,651
Due from affiliates — less current portion	—	3,094	—	—	3,094
Other assets	22,132	38,430	39,493	—	100,055
Total	$1,205,161	$1,262,207	$1,701,630	$(2,269,156)	$1,899,842

Liabilities and shareholders’ equity:
Accounts payable, trade	$38,030	$49,167	$398	$—	$87,595
Due to affiliates	2,108,927	74,172	226,818	(2,370,369)	39,548
Accrued and other current liabilities	10,361	40,943	10,421	(12,500)	49,225
Accrued employee benefits costs — current portion	13,088	—	2,821	—	15,909
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,178,221	164,282	240,458	(2,382,869)	200,092
Senior notes payable	—	—	249,011	—	249,011
Accrued pension benefits costs — less current portion	16,238	—	22,280	—	38,518
Accrued postretirement benefits costs — less current portion	102,315	—	4,403	—	106,718
Other liabilities/intercompany loan	62,001	732,979	7,656	(760,974)	41,662
Deferred taxes	—	86,019	—	—	86,019
Total noncurrent liabilities	180,554	818,998	283,350	(760,974)	521,928
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	932	(72)	932
Additional paid-in capital	297,300	144,383	2,506,435	(441,683)	2,506,435
Accumulated other comprehensive income (loss)	(85,349)	(1,297)	(78,234)	86,646	(78,234)
Retained earnings (accumulated deficit)	(1,365,625)	135,829	(1,251,312)	1,229,796	(1,251,312)
Total shareholders’ equity	(1,153,614)	278,927	1,177,822	874,687	1,177,822
Total	$1,205,161	$1,262,207	$1,701,630	$(2,269,156)	$1,899,842

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$214,923	$89,373	$—	$304,296
Restricted cash	3,673	—	—	—	3,673
Accounts receivable — net	31,779	12,124	—	—	43,903
Due from affiliates	636,511	7,148	2,537,945	(3,130,598)	51,006
Inventories	97,422	58,486	—	—	155,908
Prepaid and other current assets	3,687	39,453	2,152	(27,000)	18,292
Total current assets	773,072	332,134	2,629,470	(3,157,598)	577,078
Investment in subsidiaries	33,186	—	(934,307)	901,121	—
Property, plant and equipment — net	364,760	890,924	1,451	(165)	1,256,970
Due from affiliates — less current portion	—	6,054	—	—	6,054
Other assets	22,197	36,735	24,022	—	82,954
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

Liabilities and shareholders’ equity:
Accounts payable, trade	$43,072	$44,629	$303	$—	$88,004
Due to affiliates	2,094,293	70,580	222,245	(2,341,737)	45,381
Accrued and other current liabilities	9,187	44,932	14,376	(27,000)	41,495
Accrued employee benefits costs — current portion	23,592	—	3,090	—	26,682
Convertible senior notes	—	—	45,483	—	45,483
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,177,959	160,141	285,497	(2,368,737)	254,860
Senior notes payable	—	—	248,530	—	248,530
Accrued pension benefits costs — less current portion	14,096	—	23,699	—	37,795
Accrued postretirement benefits costs — less current portion	99,469	—	4,275	—	103,744
Other liabilities/intercompany loan	61,488	756,208	4,119	(784,203)	37,612
Deferred taxes — less current portion	—	90,822	—	(4,823)	85,999
Total noncurrent liabilities	175,053	847,030	280,623	(789,026)	513,680
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	928	(72)	928
Additional paid-in capital	297,300	144,383	2,503,907	(441,683)	2,503,907
Accumulated other comprehensive income (loss)	(60,220)	(1,220)	(49,976)	61,440	(49,976)
Retained earnings (accumulated deficit)	(1,396,937)	115,501	(1,300,344)	1,281,436	(1,300,344)
Total shareholders’ equity	(1,159,797)	258,676	1,154,516	901,121	1,154,516
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$143,052	$64,039	$—	$—	$207,091
Related parties	83,751	75,435	—	—	159,186
	226,803	139,474	—	—	366,277
Cost of goods sold	212,685	104,078	—	—	316,763
Gross profit	14,118	35,396	—	—	49,514
Other operating income - net	(5,205)	—	—	—	(5,205)
Selling, general and admin expenses	16,614	1,943	—	—	18,557
Operating income	2,709	33,453	—	—	36,162
Interest expense – third party	(6,386)	—	—	—	(6,386)
Interest expense – affiliates	17,442	(17,442)	—	—	—
Interest income – third party	13	52	—	—	65
Interest income – affiliates	—	70	—	—	70
Net loss on forward contracts	(1,617)	—	—	—	(1,617)
Other expense - net	(900)	(232)	—	—	(1,132)
Income before taxes and equity in earnings of subsidiaries and joint ventures	11,261	15,901	—	—	27,162
Income tax benefit (expense)	1,769	(5,405)	—	—	(3,636)
Income before equity in earnings of subsidiaries and joint ventures	13,030	10,496	—	—	23,526
Equity earnings of subsidiaries and joint ventures	1,406	460	23,986	(25,392)	460
Net income (loss)	$14,436	$10,956	$23,986	$(25,392)	$23,986

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$109,433	$73,612	$—	$—	$183,045
Related parties	65,438	39,370	—	—	104,808
	174,871	112,982	—	—	287,853
Cost of goods sold	183,249	83,088	—	—	266,337
Gross profit (loss)	(8,378)	29,894	—	—	21,516
Other operating expenses	4,644	—	—	—	4,644
Selling, general and admin expenses	9,772	1,192	—	—	10,964
Operating income (loss)	(22,794)	28,702	—	—	5,908
Interest expense – third party	(6,357)	—	—	—	(6,357)
Interest expense – affiliates	16,408	(16,408)	—	—	—
Interest income	37	65	—	—	102
Interest income – affiliates	—	111	—	—	111
Net gain on forward contracts	9,294	—	—	—	9,294
Other income - net	14	216	—	—	230
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(3,398)	12,686	—	—	9,288
Income tax expense	261	(4,880)	—	—	(4,619)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(3,137)	7,806	—		4,669
Equity earnings of subsidiaries and joint ventures	1,061	477	5,146	(6,207)	477
Net income (loss)	$(2,076)	$8,283	$5,146	$(6,207)	$5,146

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$273,539	$121,864	$—	$—	$395,403
Related parties	151,063	146,148	—	—	297,211
	424,602	268,012	—	—	692,614
Cost of goods sold	399,705	201,079	—	—	600,784
Gross profit	24,897	66,933	—	—	91,830
Other operating income - net	(11,089)	—	—	—	(11,089)
Selling, general and admin expenses	25,714	3,452	—	—	29,166
Operating income	10,272	63,481	—	—	73,753
Interest expense – third party	(13,163)	—	—	—	(13,163)
Interest expense – affiliates	34,672	(34,672)	—	—	—
Interest income – third party	43	177	—	—	220
Interest income – affiliates	—	183	—	—	183
Net loss on forward contracts	(6,426)	—	—	—	(6,426)
Other expense - net	(284)	(171)	—	—	(455)
Income before taxes and equity in earnings of subsidiaries and joint ventures	25,114	28,998	—	—	54,112
Income tax benefit (expense)	3,590	(10,349)	—	—	(6,759)
Income before equity in earnings of subsidiaries and joint ventures	28,704	18,649	—	—	47,353
Equity earnings of subsidiaries and joint ventures	2,608	1,679	49,032	(51,640)	1,679
Net income (loss)	$31,312	$20,328	$49,032	$(51,640)	$49,032

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$227,511	$148,466	$—	$—	$375,977
Related parties	122,419	74,846	—	—	197,265
	349,930	223,312	—	—	573,242
Cost of goods sold	351,698	166,052	—	—	517,750
Gross profit (loss)	(1,768)	57,260	—	—	55,492
Other operating expenses – net	9,109	—	—	—	9,109
Selling, general and admin expenses	21,060	2,155	—	—	23,215
Operating income (loss)	(31,937)	55,105	—	—	23,168
Interest expense – third party	(12,755)	—	—	—	(12,755)
Interest expense – affiliates	32,362	(32,362)	—	—	—
Interest income – third party	59	144	—	—	203
Interest income – affiliates	—	220	—	—	220
Net gain on forward contracts	7,322	—	—	—	7,322
Other income - net	291	347	—	—	638
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(4,658)	23,454	—	—	18,796
Income tax benefit (expense)	236	(9,136)	—	—	(8,900)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(4,422)	14,318	—	—	9,896
Equity earnings of subsidiaries and joint ventures	2,040	1,582	11,478	(13,518)	1,582
Net income (loss)	$(2,382)	$15,900	$11,478	$(13,518)	$11,478

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(20,260)	$4,125	$—	$(16,135)
Investing activities:
Purchase of property, plant and equipment	(2,860)	(4,164)	(329)	(7,353)
Nordural expansion	—	(7,968)	—	(7,968)
Proceeds from the sale of property, plant and equipment	—	56	—	56
Payments received on advances to joint ventures	—	—	3,056	3,056
Restricted and other cash deposits	3,673	—	—	3,673
Net cash provided by (used in) investing activities	813	(12,076)	2,727	(8,536)
Financing activities:
Repayment of debt	—	—	(47,067)	(47,067)
Repayment of contingent obligation	(189)	—	—	(189)
Intercompany transactions	20,209	(13,314)	(6,895)	—
Issuance of common stock – net	—	—	32	32
Net cash provided by (used in) financing activities	20,020	(13,314)	(53,930)	(47,224)
Net change in cash and cash equivalents	573	(21,265)	(51,203)	(71,895)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$573	$193,658	$38,170	$232,401

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$54,042	$18,090	$—	$72,132
Investing activities:
Purchase of property, plant and equipment	(1,262)	(1,743)	(7)	(3,012)
Nordural expansion	—	(10,113)	—	(10,113)
Investments in and advances to joint ventures	—	—	(17)	(17)
Restricted and other cash deposits	(983)	—	—	(983)
Net cash used in investing activities	(2,245)	(11,856)	(24)	(14,125)
Financing activities:
Intercompany transactions	(51,797)	56,466	(4,669)	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(51,797)	56,466	(4,646)	23
Net change in cash and cash equivalents	—	62,700	(4,670)	58,030
Cash and cash equivalents, beginning of the period	—	109,798	88,436	198,234
Cash and cash equivalents, end of the period	$—	$172,498	$83,766	$256,264

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

17.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.

Century names new Vice President – North America Operations

On August 4, 2011, we announced that John Hoerner has been named Vice President - North America Operations, effective September 1, 2011.   Mr. Hoerner comes to Century from RUSAL, where he most recently served as Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) as well as General Director of Finished Production for the Western Division of RUSAL.

FORWARD-LOOKING STATEMENTS

This quarterly report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I of our 2010 Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•	Our hedging and other strategies to mitigate risk and their potential effects;
•	Estimates relating to the costs and time necessary to restore our facility in Hawesville, KY to full stable operations following the restart of its previously curtailed potline;
•	Our curtailed operations, including the potential restart of curtailed operations, and potential curtailment of other domestic assets;
•	Our procurement of electricity, alumina and other raw materials and our assessment of pricing and other terms relating thereto;
•
Estimates of our pension and other postemployment liabilities and future payments, deferred income tax assets and property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

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

•	Our anticipated tax liabilities, benefits or refunds;
•	Negotiations with our unionized workforce, including potential renegotiation of wage terms with the Grundartangi labor unions;
•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;
•	Compliance with laws and regulations;
•	The costs and effects and our evaluation of and strategies with respect to legal and regulatory actions, investigations and similar matters;

•	Our capital resources, projected financing sources and projected uses of capital;
•	The effect of future laws and regulations; and
•	Our debt levels and intentions to incur or repay debt in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Century names new Vice President – North America Operations

On August 4, 2011, we announced that John Hoerner has been named Vice President - North America Operations, effective September 1, 2011.   Mr. Hoerner comes to Century from RUSAL, where he most recently served as Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) as well as General Director of Finished Production for the Western Division of RUSAL.

U.S. primary aluminum production below expectations

U.S. primary aluminum production for the quarter was below expectations, driven by Hawesville's slower than anticipated return to full stable operations following the restart of its curtailed potline earlier this year.  We estimate that we incurred approximately $12 million of unabsorbed costs and restart expenditures during the second quarter related to these production inefficiencies at Hawesville.  We currently expect that Hawesville will return to full stable operations by the end of 2011.

Change in Board of Directors composition triggers change in control provisions

In June 2011, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of certain of our incentive compensation plans, benefit plans, severance plans and agreements and employment agreements.  As a result, certain outstanding incentive awards immediately vested and we recognized an additional $5.2 million of compensation expense for the accelerated vesting of these awards.

Departure of Chief Operations Officer

On May 11, 2011, Wayne Hale, Executive Vice President and Chief Operations Officer resigned from Century to pursue other opportunities.  Mr. Hale has agreed to remain a consultant to Century through the end of the year to ensure an uninterrupted transition period.  In the near term, Mr. Hale’s responsibilities will be absorbed by the other members of the senior management team.

1.75% Notes redemption

On May 19, 2011, we redeemed all of the issued and outstanding 1.75% Notes in accordance with their terms.  The 1.75% Notes were redeemed at 100% of their principal amount plus accrued and unpaid interest.  The redemption of the 1.75% Notes was funded with available cash on hand.

Stockholder class actions dismissed and appealed

On April 27, 2010, the purported stockholder class actions pending against us consolidated as Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints and on July 9, 2010, we moved to dismiss the amended complaints.  On March 3, 2011, the court granted our motion, dismissed the actions with prejudice and entered judgment in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal from the order and judgment entered by the court on March 3, 2011.

Pension and benefit plan contributions

Through June 30, 2011, we have made contributions of approximately $14.4 million to the qualified defined benefit plans we sponsor.  In addition, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of the non-qualified SERB.  As a result of the change in control, we were required to contribute approximately $16.7 million to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  Based on current actuarial and other assumptions, we expect to make additional contributions to the qualified defined benefit plans of approximately $3.4 million during 2011 for a total of $34.5 million in qualified defined benefit plan and non-qualified SERB contributions during the year.  We may choose to make additional contributions to these plans from time to time in our discretion.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net sales:
Third-party customers	$207,091	$183,045	$395,403	$375,977
Related party customers	159,186	104,808	297,211	197,265
Total	$366,277	$287,853	$692,614	$573,242

Gross profit	$49,514	$21,516	$91,830	$55,492

Net income	$23,986	$5,146	$49,032	$11,478

Income per common share:
Basic and Diluted	$0.24	$0.05	$0.48	$0.11

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Shipments – primary aluminum (metric tons):
Direct	84,509	76,521	164,988	153,174
Toll	66,974	68,058	130,673	136,082
Total	151,483	144,579	295,661	289,256

Net sales (in millions)	2011	2010	$ Difference	% Difference
Three months ended June 30,	$366.3	$287.9	$78.4	27.2%
Six months ended June 30,	$692.6	$573.2	$119.4	20.8%

Higher price realizations for our primary aluminum shipments in the three months ended June 30, 2011 were due to higher LME prices for primary aluminum and an increase in Midwest premiums, which resulted in a $60.3 million sales increase.  Higher shipment volumes had an $18.1 million positive impact on net sales.  Direct shipments increased 7,988 metric tons in the three months ended June 30, 2011, due to the restart of a potline at the Hawesville facility and a shift from toll to direct sales at the Grundartangi smelter.  Toll shipments declined 1,084 metric tons relative to the same period last year.

Higher price realizations for our primary aluminum shipments in the six months ended June 30, 2011 were due to higher LME prices for primary aluminum and an increase in Midwest premiums, which resulted in a $98.3 million sales increase.  Higher shipment volumes had a $21.1 million positive impact on net sales.  Direct shipments increased 11,814 metric tons in the six months ended June 30, 2011, due to the restart of a potline at the Hawesville facility and a shift from toll to direct sales at the Grundartangi smelter.  Toll shipments declined 5,409 metric tons relative to the same period last year.

Gross profit (in millions)	2011	2010	$ Difference	% Difference
Three months ended June 30,	$49.5	$21.5	$28.0	130.2%
Six months ended June 30,	$91.8	$55.5	$36.3	65.4%

During the three months ended June 30, 2011, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $48.7 million with volume and mix contributing an additional $1.6 million increase to gross profit.  In addition, we experienced $29.2 million in net cost increases, relative to the same period in 2010, comprised of: increased power and natural gas costs at our U.S. smelters, $4.7 million; increased costs for materials, supplies and maintenance, $21.3 million; other cost increases, $3.8 million; offset by reduced depreciation, $0.6 million.

During the six months ended June 30, 2011, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $72.0 million with volume and mix negatively impacting gross profit by $0.3 million.  In addition, we experienced $42.3 million in net cost increases, relative to the same period in 2010, comprised of: increased power and natural gas costs at our U.S. smelters, $6.7 million; increased costs for materials, supplies and maintenance, $36.0 million; offset by reduced depreciation, $0.4 million.

Our operating costs in 2011 were negatively impacted by the costs to restart a potline at the Hawesville facility, inefficiencies and instabilities experienced during the restart and resultant under-absorption of costs.  Their impact is included in the amounts reported above.

Declines in LME prices at the end of the second quarter of 2010, as compared to the prior period-ending price levels, resulted in a decline in the market value of our inventory relative to its cost basis, resulting in charges to cost of goods sold for the three and six months ended June 30, 2010 of $7.0 million and $6.9 million, respectively.  During the three months ended June 30, 2011, our cost of goods sold was charged $0.1 million to record inventory on a lower of cost or market basis.  This represents a period to period positive swing in gross profit of approximately $6.9 million for the three and six months ended June 30, 2011.

Other operating income (expenses) - net (in millions)	2011	2010	$ Difference	% Difference
Three months ended June 30,	$5.2	$(4.6)	$9.8	213.0%
Six months ended June 30,	$11.1	$(9.1)	$20.2	222.0%

Other operating income (expenses) were primarily related to on-going site costs at the Ravenswood facility.  In addition, net benefits of $8.9 million and $18.3 million were recorded at Ravenswood in the second quarter and first half of 2011, respectively, which represent the amortization of prior service credits and actuarial losses resulting from the elimination of medical benefits for retirees of the Ravenswood facility.

Selling, general and administrative expenses (in millions)	2011	2010	$ Difference	% Difference
Three months ended June 30,	$18.6	$11.0	$7.6	69.1%
Six months ended June 30,	$29.2	$23.2	$6.0	25.9%

During the three and six months ended June 30, 2011, we recorded charges of $7.7 million related to the contractual impact of the recent changes in the Company’s Board of Directors and executive management team.

Net gain (loss) on forward contracts (in millions)	2011	2010	$ Difference	% Difference
Three months ended June 30,	$(1.6)	$9.3	$(10.9)	117.2%
Six months ended June 30,	$(6.4)	$7.3	$(13.7)	187.7%

The net loss on forward contracts for the three months ended June 30, 2011 and 2010 related primarily to marking-to-market options that were put in place to provide partial downside price protection for our domestic facilities.  During the three and six months ended June 30, 2010, decreased LME prices for primary aluminum have caused the fair value of the options to increase with a resulting credit to net gains on forward contracts.  During the three and six months ended June 30, 2011, the unexpired contracts declined in value, due to increased LME prices for primary aluminum and reduced time to expiry, resulting in charges to net loss on forward contracts.

Income tax expense (in millions)	2011	2010	$ Difference	% Difference
Three months ended June 30,	$3.6	$4.6	$(1.0)	21.7%
Six months ended June 30,	$6.8	$8.9	$(2.1)	23.6%

Our 2011 and 2010 tax expense was due to our earnings in Iceland.  In addition, during the three and six months ended June 30, 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital in the past through public offerings of our common stock and the public debt markets.  We continuously explore various financing alternatives. Our principal uses of cash are the funding of operating costs (including post-employment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, working capital and other general corporate requirements.

Our consolidated cash and cash equivalents balance at June 30, 2011 was approximately $232 million compared to $304 million at December 31, 2010.  Century's revolving credit facility matures in July 2014.  As of June 30, 2011, our credit facility had no loan amounts outstanding and approximately $59 million of net availability.  We have approximately $41 million of letters of credit outstanding under our credit facility, which allowed us to eliminate our restricted cash deposits.  Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility.

Domestic primary aluminum production for the second quarter of 2011 was below expectations, driven by Hawesville's slower than anticipated return to full stable operations following the restart of its curtailed potline earlier this year.  We expect that our cash flow from operations will continue to be negatively impacted by these inefficiencies through the fourth quarter of 2011.

In May 2011, we used $47.3 million of available cash on hand to redeem all of our outstanding 1.75% Notes at 100% of their principal amount plus accrued and unpaid interest to May 19, 2011.

In the first half of 2011, we made contributions to the qualified defined benefit plans we sponsor of approximately $14.4 million.  In addition, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of the non-qualified SERB.  As a result of the change in control, we were required to make a $16.7 million contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  Based on current actuarial and other assumptions, we expect to make additional contributions to our qualified defined benefit plans of approximately $3.4 million in the third quarter of 2011 for a total of $34.5 million in qualified defined benefit plan and non-qualified SERB contributions during the year.  In addition, we provided $2.1 million in funding for defined benefit plans at the Mt. Holly facility.  We may choose to make additional contributions to these plans from time to time at our discretion.

In May 2011, we made an installment payment for principal and interest payment for the E.ON contingent obligation of approximately $0.6 million.  Based on the LME forward market at June 30, 2011 and management’s estimates, we do not expect to make any principal or interest payments for the E.ON contingent obligation over the next 12 months.  These payments are contingent based on the LME forward market and the level of Hawesville’s operations.

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

In addition, with the ratification of the Hawesville labor agreement in December 2010, changes were made to the retiree medical benefits program for employees who retire during the term of the labor agreement. Such retirees have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts will be funded by CAKY based at established rates per hour worked by each eligible participant.  We expect these changes to the Hawesville labor agreement will significantly reduce our future cash payments for postretirement medical benefits.

In June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed that a “cessation of operations” under the Employee Retirement Income Security Act of 1974 (“ERISA”) had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility and requested that we engage in discussions with the PBGC relating thereto.  We have notified the PBGC that we do not believe that a “cessation of operations” has occurred and have entered into ongoing discussions with the PBGC to resolve the matter.  If a “cessation of operations” is ultimately determined to have occurred under ERISA, it may be necessary for Century Aluminum of West Virginia to accelerate the timing of additional contributions to certain of its defined pension plans or post other collateral with the PBGC or negotiate an alternative agreement.

We expect to receive a $26.9 million withholding tax refund in Iceland in the fourth quarter of 2011 for taxes paid for intercompany dividend payments in February 2011.  We expect to pay $12.5 million in withholding tax in Iceland in the third quarter of 2011 and receive a withholding tax refund in the fourth quarter of 2012 related to intercompany dividend payments.  We do not expect to receive any material domestic tax refunds in the near future.

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

Capital expenditures for the six months ended June 30, 2011 were $15.3 million, $8.0 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2011, excluding the activity on the Helguvik project, will be approximately $20 to $25 million compared to $12.3 million in 2010.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $20 million in contract cancellation costs.  We are working to complete the activities required for a full restart of construction activity at Helguvik, including resolving disputes with the power suppliers contracted to supply power to the project and the confirmation that they will be in a firm position to deliver the power per an agreed schedule.We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 to $2 million per month during 2011 until the restart of major construction activities.

Historical

Our statements of cash flows for the six months ended June 30, 2011 and 2010 are summarized below:

	Six months ended June 30,
	2011	2010
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(16,135)	$72,132
Net cash used in investing activities	(8,536)	(14,125)
Net cash provided by (used in) financing activities	(47,224)	23
Net change in cash and cash equivalents	$(71,895)	$58,030

Net cash from operating activities in the first six months of 2011 was $(16.1) million compared to $72.1 million in the first six months of 2010.  The decrease in cash from operations in 2011 was due withholding tax payments and pension and benefit contributions, an increase in working capital associated with the restart of Hawesville and the reduction of the benefits received for the E.ON contractual receivable in 2011 (the E.ON contractual receivable expired in 2010).  These reductions in cash flow from operating activities were partially offset by higher operating income due to higher LME prices and U.S. Midwest premiums in 2011 compared to 2010.

Our net cash used in investing activities for the first six months of 2011 was $8.5 million compared to $14.1 million in the first six months of 2010.  The decrease in cash used was due to reduced restricted cash requirements and a payment received on advances to joint ventures partially offsetting the investments in capital expenditures to maintain and improve plant operations and spending on the Helguvik project.

Our net cash used in financing activities for the first six months of 2011 was $47.2 million.  The use was due to the redemption of the 1.75% Notes in May 2011 of $47.1 million and repayment of principal for the E.ON contingent obligation of $0.2 million.

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

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments under the Big Rivers Agreement in excess of the agreed upon base amount of $81.5 million.  The aggregate excess payments plus accrued interest totaled $13.3 million at June 30, 2011.  Interest accrues on this obligation at 10.94% per annum from January 1, 2011.  See Note 8 Debt in our consolidated financial statements for additional information about the E.ON contingent obligation.

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 31,494 metric tons of primary aluminum at June 30, 2011.  Of these forward delivery contracts, we had fixed price commitments to sell 777 metric tons of primary aluminum at June 30, 2011.  We had no fixed price commitments to sell primary aluminum to Glencore at June 30, 2011.

We had no outstanding primary aluminum forward financial sales contracts at June 30, 2011.  We had no fixed price forward financial contracts to purchase aluminum at June 30, 2011.

Primary aluminum put option contracts

We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices.  The volume of put option contracts is summarized below.  These options were purchased to partially mitigate primary aluminum price risk.

Primary Aluminum option contracts outstanding as of June 30, 2011 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	22,500	31,500
Put option contracts, settle monthly in 2012	18,000	15,000

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were designated as cash flow hedges.

We had the following outstanding forward financial contracts to hedge forecasted transactions:

June 30, 2011
Natural gas forward financial contracts (in MMBTU)	210,000

On a hypothetical basis, a $1.00 per million British Thermal Units (“MMBTU”) decrease in the market price of natural gas is estimated to have an unfavorable impact of $0.2 million on accumulated other comprehensive loss for the period ended June 30, 2011 as a result of the natural gas forward financial contracts outstanding at June 30, 2011.

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

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of June 30, 2011, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production.  As of June 30, 2011, approximately 34% of our production for 2011 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 4.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

b.  Changes in Internal Controls over Financial Reporting

During the three months ended June 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 27, 2010, the purported stockholder class actions pending against us consolidated as Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints and on July 9, 2010, we moved to dismiss the amended complaints.  On March 3, 2011, the court granted our motion, dismissed the actions with prejudice and entered judgment in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal from the order and judgment entered by the court on March 3, 2011.  See Note 9 Commitments and Contingencies – Legal Contingencies.

Item 1A.  Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2010 Annual Report on Form 10-K.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amended and Restated Employment Agreement, dated as of June 2, 2011 by and between Century Aluminum Company and Logan W. Kruger*				X
10.2	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and Logan W. Kruger*				X
10.3	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*				X
10.4	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*				X
10.5	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and William J. Leatherberry*				X
10.6	2nd Amended and Restated Severance Protection Agreement dated as of June 6, 2011 by and between Century Aluminum Company and Steve Schneider*				X
10.7	Separation Agreement and General Release, dated May 11, 2011, by and among Century Aluminum Company and Wayne R. Hale*	8-K	001-34474	May 12, 2011
10.8	Consultant Agreement, dated May 11, 2011, by and among Century Aluminum Company and Wayne R. Hale*	8-K	001-34474	May 12, 2011
10.9	Form of Amendment No. 1 to the Stock Option Agreement – Employee*				X

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.10	Amendment No. 1 to the Century Aluminum Company Long-Term Incentive Plan (Adopted Effective January 1, 2008)				X
10.11	Amendment No. 1 to the Century Aluminum Company 2009-2011 Long-Term Transformational Incentive Plan (Adopted Effective January 1, 2009)				X
10.12
Amendment No. 2 to the Loan and Security Agreement, dated as of April 26, 2011, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
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

Century Aluminum Company

Date:	August 9, 2011	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	August 9, 2011	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amended and Restated Employment Agreement, dated as of June 2, 2011 by and between Century Aluminum Company and Logan W. Kruger*				X
10.2	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and Logan W. Kruger*				X
10.3	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*				X
10.4	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*				X
10.5	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and William J. Leatherberry*				X
10.6	2nd Amended and Restated Severance Protection Agreement dated as of June 6, 2011 by and between Century Aluminum Company and Steve Schneider*				X
10.7	Separation Agreement and General Release, dated May 11, 2011, by and among Century Aluminum Company and Wayne R. Hale*	8-K	001-34474	May 12, 2011
10.8	Consultant Agreement, dated May 11, 2011, by and among Century Aluminum Company and Wayne R. Hale*	8-K	001-34474	May 12, 2011
10.9	Form of Amendment No. 1 to the Stock Option Agreement – Employee*				X
10.10	Amendment No. 1 to the Century Aluminum Company Long-Term Incentive Plan (Adopted Effective January 1, 2008)				X
10.11	Amendment No. 1 to the Century Aluminum Company 2009-2011 Long-Term Transformational Incentive Plan (Adopted Effective January 1, 2009)				X
10.12
Amendment No. 2 to the Loan and Security Agreement, dated as of April 26, 2011, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
X

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1	Section 1350 Certifications				X

*	Management contract or compensatory plan.