Form 10-Q
period 2011-09-30
CENTURY ALUMINUM CO
filed 2011-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The registrant had 89,602,808 shares of common stock outstanding at October 31, 2011.

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$216,395	$304,296
Restricted cash	—	3,673
Accounts receivable — net	52,067	43,903
Due from affiliates	47,352	51,006
Inventories	165,714	155,908
Prepaid and other current assets	44,491	18,292
Total current assets	526,019	577,078
Property, plant and equipment — net	1,224,319	1,256,970
Due from affiliates – less current portion	—	6,054
Other assets	113,332	82,954
TOTAL	$1,863,670	$1,923,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$84,850	$88,004
Due to affiliates	44,905	45,381
Accrued and other current liabilities	58,704	41,495
Accrued employee benefits costs — current portion	16,731	26,682
Convertible senior notes	—	45,483
Industrial revenue bonds	7,815	7,815
Total current liabilities	213,005	254,860
Senior notes payable	249,256	248,530
Accrued pension benefits costs — less current portion	35,963	37,795
Accrued postretirement benefits costs — less current portion	105,767	103,744
Other liabilities	40,739	37,612
Deferred taxes	85,971	85,999
Total noncurrent liabilities	517,696	513,680
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,730 and 82,515 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,228,026 shares issued and 89,602,808 shares outstanding at September 30, 2011 and 92,771,864 issued and outstanding at December 31, 2010, respectively)	932	928
Additional paid-in capital	2,506,655	2,503,907
Treasury stock, at cost	(38,806)	—
Accumulated other comprehensive loss	(77,901)	(49,976)
Accumulated deficit	(1,257,912)	(1,300,344)
Total shareholders’ equity	1,132,969	1,154,516
TOTAL	$1,863,670	$1,923,056

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
NET SALES:
Third-party customers	$202,598	$174,339	$598,001	$550,316
Related parties	143,048	104,839	440,259	302,104
	345,646	279,178	1,038,260	852,420
Cost of goods sold	334,322	263,409	935,106	781,159
Gross profit	11,324	15,769	103,154	71,261
Other operating expenses (income) – net	2,659	3,096	(8,430)	12,205
Selling, general and administrative expenses	7,950	12,486	37,116	35,701
Operating income	715	187	74,468	23,355
Interest expense – third party	(5,951)	(6,477)	(19,114)	(19,231)
Interest income – third party	37	190	257	392
Interest income – related parties	59	113	242	333
Net gain (loss) on forward contracts	4,163	(12,136)	(2,263)	(4,814)
Other income (expense) - net	(1,143)	(417)	(1,598)	221
Income (loss) before income taxes and equity in earnings of joint ventures	(2,120)	(18,540)	51,992	256
Income tax benefit (expense)	(5,387)	570	(12,146)	(8,330)
Income (loss) before equity in earnings of joint ventures	(7,507)	(17,970)	39,846	(8,074)
Equity in earnings of joint ventures	907	1,183	2,586	2,765
Net income (loss)	$(6,600)	$(16,787)	$42,432	$(5,309)

Net income (loss) allocated to common shareholders	$(6,600)	$(16,787)	$39,003	$(5,309)

EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.07)	$(0.18)	$0.42	$(0.06)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	92,032	92,738	92,697	92,654
Diluted	92,032	92,738	93,097	92,654

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$42,432	$(5,309)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	1,643	4,456
Realized benefit of contractual receivable	—	47,323
Accrued and other plant curtailment costs – net	(15,023)	(3,305)
Lower of cost or market inventory adjustment	13,463	(301)
Depreciation and amortization	46,579	47,313
Debt discount amortization	1,601	2,339
Deferred income taxes	—	9,949
Pension and other postretirement benefits	(30,768)	11,918
Stock-based compensation	2,670	3,092
Loss (gain) on disposal of assets	763	(503)
Non-cash loss on early extinguishment of debt	763	—
Undistributed earnings of joint ventures	(2,586)	(2,765)
Changes in operating assets and liabilities:
Accounts receivable – net	(8,164)	(1,273)
Due from affiliates	6,602	(20,334)
Inventories	(23,269)	(7,748)
Prepaid and other current assets	(25,405)	16,556
Accounts payable, trade	(2,783)	(1,306)
Due to affiliates	(476)	4,880
Accrued and other current liabilities	17,071	2,818
Other – net	(14,019)	(7,468)
Net cash provided by operating activities	11,094	100,332

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,868)	(5,378)
Nordural expansion	(10,335)	(15,099)
Investments in and advances to joint ventures	(13)	(32)
Payments received on advances to joint ventures	3,056	—
Proceeds from the sale of property, plant and equipment	1,471	808
Restricted and other cash deposits	3,673	(13,645)
Net cash used in investing activities	(13,016)	(33,346)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(47,067)	—
Repayment of contingent obligation	(189)	—
Borrowings under revolving credit facility	15,900	—
Repayments under revolving credit facility	(15,900)	—
Repurchase of common stock	(38,806)	—
Issuance of common stock – net	83	23
Net cash provided by (used in) financing activities	(85,979)	23
CHANGE IN CASH AND CASH EQUIVALENTS	(87,901)	67,009
Cash and cash equivalents, beginning of the period	304,296	198,234
Cash and cash equivalents, end of the period	$216,395	$265,243

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and nine months ended September 30, 2011 and 2010
(Dollar amounts in thousands, except per share amounts)
(UNAUDITED)

1.	General

The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010.  In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented.  Operating results for the first nine months of 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Fair value measurements

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value, and delineates disclosures about fair value measurements.  This guidance applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  ASC 820 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”  Fair value is an exit price and that exit price should reflect all the assumptions that market participants would use in pricing the asset or liability.

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

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Primary aluminum put option contracts	2	Quoted London Metal Exchange (“LME”) forward market prices for primary aluminum, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial contracts	2	Quoted natural gas forward market prices for primary aluminum and risk-adjusted discount rates
Power contract	3	Quoted LME forward market prices for primary aluminum, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON U.S. (“E.ON”) contingent obligation	3
Quoted LME forward market prices for primary aluminum, management’s estimates of the LME forward market prices for primary aluminum for periods beyond the quoted periods and management’s estimate of future level of operations at Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”)

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

Fair value measurements

The following table sets forth by level within the ASC 820 fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis.  As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

Recurring Fair Value Measurements	As of September 30, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$209,181	$—	$—	$209,181
Trust assets	16,207	—	—	16,207
Surety bond	2,391	—	—	2,391
Primary aluminum put option contracts	—	7,183	—	7,183
Power contract	—	—	122	122
TOTAL	$227,779	$7,183	$122	$235,084

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,605	$13,605
Primary aluminum sales contract – premium collar	—	—	1,127	1,127
TOTAL	$—	$—	$14,732	$14,732

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$294,269	$—	$—	$294,269
Primary aluminum put option contracts	—	4,691	—	4,691
Natural gas forward financial contracts	—	79	—	79
Power contract	—	—	72	72
TOTAL	$294,269	$4,770	$72	$299,111

LIABILITIES:
E.ON contingent obligation – net	$—	$—	$13,091	$13,091
Primary aluminum sales contract – premium collar	—	—	783	783
TOTAL	$—	$—	$13,874	$13,874

Change in Level 3 Fair Value Measurements during the three months ended September 30,
	Derivative liabilities - net
	2011	2010
Beginning balance, July 1,	$(14,536)	$(844)
Total gain (loss) (realized/unrealized) included in earnings	(45)	151
Settlements	(29)	(28)
Ending balance, September 30,	$(14,610)	$(721)

Amount of total gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$(45)	$151

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Change in Level 3 Fair Value Measurements during the nine months ended September 30,
	Derivative liabilities - net
	2011	2010
Beginning balance, January 1,	$(13,802)	$(1,632)
Total loss (realized/unrealized) included in earnings	(1,275)	(28)
Settlements	467	939
Ending balance, September 30,	$(14,610)	$(721)

Amount of total loss included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at September 30,	$(1,275)	$(28)

The net gain (loss) on our derivative assets and liabilities is recorded in our statement of operations under net gain (loss) on forward contracts.  See Note 3 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

3.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	September 30, 2011	December 31, 2010
DERIVATIVE ASSETS:
Primary aluminum put option contracts	Due from affiliates	$4,035	$1,979
Primary aluminum put option contracts	Prepaid and other current assets	3,148	2,712
Natural gas forward financial contracts	Prepaid and other current assets	—	79
Power contract	Prepaid and other current assets	122	72
TOTAL		$7,305	$4,842

DERIVATIVE LIABILITIES:
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	$760	$436
E.ON contingent obligation	Other liabilities	13,605	13,091
Aluminum sales premium contracts – less current portion	Other liabilities	367	347
TOTAL		$14,732	$13,874

The natural gas forward financial contracts are derivatives that qualified for cash flow hedge treatment.   During the three and nine months ended September 30, 2011 and 2010, the changes in our accumulated other comprehensive loss resulting from realized and unrealized gains and losses on these derivatives were not significant to our financial statements.

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts are designated as cash flow hedges and qualify for hedge accounting under ASC 815.  The critical terms of the contracts essentially match those of the underlying exposure.

The effective portion of the natural gas forward financial contracts is reported in accumulated other comprehensive loss, and the ineffective portion is reported currently in earnings.  Each month, when we settle the natural gas forward financial contracts, the realized gain or loss is recognized in income as part of our cost of goods sold.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

We had the following outstanding forward financial contracts to hedge forecasted transactions:

	September 30, 2011	December 31, 2010
Natural gas forward financial contracts (in MMBTU)	40,000	250,000

Foreign currency forward contracts

As of September 30, 2011 and December 31, 2010, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  The labor costs, maintenance costs and other local services at our facility in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  We had foreign currency forward contracts to manage the currency risk associated with the Grundartangi expansion, Grundartangi operating costs and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815.  The realized gain or loss for our cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures was recognized in accumulated other comprehensive loss and is reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this would occur when Helguvik is put into service).

Power contract

We are party to a power supply agreement at our facility in Ravenswood, West Virginia (“Ravenswood”) that contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.  We estimate the fair value of the embedded derivative based on our expected power usage over the remaining term of the contract (which was extended in 2011) gains and losses associated with the embedded derivative are recorded in net gain (loss) on forward contracts in the consolidated statements of operations.  We have recorded a derivative asset of $122 and $72 for the embedded derivative at September 30, 2011 and December 31, 2010, respectively.

Primary aluminum put option contracts

We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices for primary aluminum.  The volume of put option contracts is summarized below.  These options were purchased to partially mitigate primary aluminum price risk.

Our counterparties include Glencore, a related party, and two non-related third parties.  We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets.  We determined the fair value of the put option contracts using a Black-Scholes model with market data provided by an independent vendor and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gain (loss) on forward contracts.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Primary Aluminum option contracts outstanding as of September 30, 2011 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	11,250	15,750
Put option contracts, settle monthly in 2012	18,000	15,000

Primary Aluminum option contracts outstanding as of December 31, 2010 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	46,800	61,800

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location	2011	2010	2011	2010
Power contract	Net gain (loss) on forward contracts	$40	$119	$146	$99
Primary aluminum put option and collar contracts	Net gain (loss) on forward contracts	4,222	(12,175)	(1,444)	(4,428)
Aluminum sales premium contracts	Related party sales	364	112	620	358
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(99)	(80)	(965)	(485)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	September 30, 2011	December 31, 2010
Power contract (in megawatt hours) (1)	5,865	4,379
Primary aluminum sales contract premium (in metric tons) (2)	47,422	62,252
Primary aluminum put option contracts (in metric tons)	60,000	108,600

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

As of September 30, 2011, income of $127 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

4.	Earnings per share

Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings per share for three and nine months ended September 30, 2011 and 2010:

	For the three months ended September 30,
	2011			2010
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(6,600)			$(16,787)
Amount allocated to common shareholders (1)	100%			100%
Basic and Diluted EPS:
Loss applicable to common shareholders	$(6,600)	92,032	$(0.07)	$(16,787)	92,738	$(0.18)

(1)
We have not allocated the net loss allocable to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

	For the nine months ended September 30,
	2011			2010
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net income (loss)	$42,432			$(5,309)
Amount allocated to common shareholders (1)	91.92%			100%
Basic EPS:
Income (loss) allocable to common shareholders	39,003	92,697	$0.42	(5,309)	92,654	$(0.06)
Effect of Dilutive Securities: Plus:
Options	—	105		—	—
Service-based stock awards	—	295		—	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$39,003	93,097	$0.42	$(5,309)	92,654	$(0.06)

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

Calculation of EPS

Options to purchase 632,334 and 690,075 shares of common stock were outstanding as of September 30, 2011 and September 30, 2010, respectively.  For the three months ended September 30, 2011, all options and service-based stock were excluded from the calculation of diluted EPS because of their antidilutive effect on earnings per share.  For the nine months ended September 30, 2011, approximately 351,000 options were excluded from the calculation of EPS because their exercise price exceeded the average market price of the underlying common stock.  Shares to be issued upon the assumed conversion of our convertible debt were excluded from the calculation of diluted EPS because our 1.75% convertible senior notes were redeemed in May 2011.

During the three months ended September 30, 2011, we repurchased 3,625,218 shares of our common stock under a stock repurchase program (See Note 5 Shareholders’ Equity for additional information about this program).  Shares repurchased under the program are excluded from the calculation of weighted average shares of common stock outstanding.

For the three and nine months ended September 30, 2010, all options and service-based stock were excluded from the calculation of diluted EPS due to their antidilutive effect on earnings per share.

Service-based stock for which vesting is based upon continued service is not considered issued and outstanding shares of common stock until vested and issued.  However, the service-based stock is considered a common stock equivalent and, therefore, the weighted average service-based stock is included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.  The weighted average service-based stock outstanding for the nine months ended at September 30, 2011 was approximately 295,000 shares.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

For the calculation of basic and diluted EPS for the nine months ended September 30, 2011, using the Two-Class Method, we allocated our undistributed income to the convertible preferred stock as shown in the following tables:

	Nine months ended September 30, 2011
	Weighted average shares outstanding	Undistributed earnings
Common stock (in thousands)	92,697	$39,003
Preferred stock (in thousands) (1)	8,151	3,429
TOTAL	100,848	$42,432

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

Treasury Stock

In August 2011, our Board of Directors approved a $60,000 stock repurchase program.  Under the program,  we may repurchase up to $60,000 of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of the stock and other factors. The repurchase program may be suspended or discontinued at any time.

Shares of common stock repurchased are recorded at cost as treasury stock and result in a reduction of shareholders’ equity in the consolidated balance sheets. From time to time, treasury shares may be reissued as contributions to our employee benefit plans and for the conversion of convertible preferred stock. When shares are reissued, we use an average cost method for determining cost. The difference between the cost of the shares and the reissuance price is added to or deducted from additional paid-in capital.

From August 11, 2011 through September 30, 2011, we repurchased 3,625,218 shares of common stock at an aggregate purchase price of $38,806.  We had approximately $21,194 remaining under the repurchase program authorization as of September 30, 2011.

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

Series A Convertible Preferred Stock:	2011

Shares outstanding at December 31, 2010	82,515
Automatic conversions during the nine months ended September 30, 2011	(1,785)
Shares outstanding at September 30, 2011	80,730

6.	Income taxes

As of September 30, 2011 and December 31, 2010, we had total unrecognized tax benefits (excluding interest) of $16,600.  The total amount of unrecognized tax benefits (including interest and net of federal benefit) that, if recognized, would affect the effective tax rate as of September 30, 2011 and December 31, 2010, respectively, are approximately $2,000.

We recognize interest and penalties accrued related to unrecognized tax benefits in income tax expense.  As of September 30, 2011 and December 31, 2010, we had approximately $400 and $300, respectively, of accrued interest related to unrecognized income tax benefits.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

Our federal income tax returns beginning in 2008 are subject to examination.  Material state and local income tax matters have been concluded for years through 2002.  The majority of our state returns beginning in 2005 are subject to examination.  Our Icelandic tax returns are subject to examination and income tax matters have been concluded for years through 2001.

7.	Inventories

Inventories consist of the following:

	September 30, 2011	December 31, 2010
Raw materials	$45,388	$49,098
Work-in-process	16,190	13,979
Finished goods	5,719	7,901
Operating and other supplies	98,417	84,930
Inventories	$165,714	$155,908

Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

8.	Debt

	September 30, 2011	December 31, 2010
Debt classified as current liabilities:
1.75% convertible senior notes due 2024 (the “1.75% Notes”), net of debt discount of $1,584 at December 31, 2010, interest payable semiannually (1)	$—	$45,483
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $2,950 and $3,677, respectively, interest payable semiannually	246,653	245,927
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation –principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	13,605	13,091
Total debt	$270,676	$314,919

(1)
The 1.75% Notes, which were redeemed in May 2011, were classified as current because they were convertible at any time by the holder.  The Hancock County industrial revenue bonds due 2028 (the “IRBs”) are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRBs interest rate at September 30, 2011 was 0.41%.

(2)
E.ON contingent obligation principal and accrued interest are payable based on CAKY’s operating level and the LME price for primary aluminum.  When both conditions are satisfied, and for so long as those conditions continue to be met, we are obligated to pay principal and interest, in up to 72 monthly payments, to E.ON.  Interest accrues monthly at an annual rate of 10.94%.  The E.ON contingent obligation amount is included in other liabilities on our consolidated balance sheets.

Revolving credit facility

We have a $100,000 senior secured revolving credit facility with Wells Fargo Capital Finance, LLC, as lender and agent (the "Credit Facility"), a portion of which was later syndicated to Credit Suisse AG.  The Credit Facility provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of September 30, 2011, we had no outstanding borrowings under the Credit Facility, although we may in the future use the Credit Facility to repay existing indebtedness, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of September 30, 2011, the borrowing availability was approximately $54,987 net of $41,451 for outstanding letters of credit under the Credit Facility.

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

The Credit Facility will expire on July 1, 2014.

1.75% convertible senior notes redemption

On May 19, 2011, we redeemed all outstanding 1.75% Notes at 100% of the principal amount plus accrued and unpaid interest to that date.  We funded the redemption of the 1.75% Notes with cash on hand.

E.ON contingent obligation

The E.ON contingent obligation consists of the aggregate E.ON payments made on CAKY’s behalf under a power purchase agreement with Big Rivers and E.ON (the “Big Rivers Agreement”) in excess of the agreed upon base amount of $81,500.  Interest accrues at an annual rate equal to 10.94% from January 1, 2011.  The term of the agreement is through December 31, 2028.  The aggregate excess payments, plus accrued interest, totaled $13,605 and $13,091 at September 30, 2011 and December 31, 2010, respectively.  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  Based on the LME forward market and our expectation of Hawesville’s future operations, we classified the E.ON contingent obligation within noncurrent liabilities, which includes accrued interest on the obligation.  When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.  We made a $563 principal and interest payment for the E.ON contingent obligation during the second quarter of 2011.

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

In July 2005, the Environmental Protection Agency (“EPA”) began an initiative to perform an oversight inspection of all Secondary Maximum Achievable Control Technology (“MACT”) facilities which deal with casting furnaces, including Hawesville.  Partial inspections were also conducted at collocated Primary MACT facilities which deal with potlines, including Hawesville.  In November 2009, the EPA sent CAKY a Notice of Violation (“NOV”) alleging 12 violations relating to the Clean Air Act including, among other things, violations of the MACT emissions standards and the prevention of significant deterioration program for unpermitted major modifications.  The number of alleged violations was ultimately reduced to two, and in August 2011, we reached a settlement with the EPA to resolve such remaining violations and paid a $178 fine related to this matter.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

In August and September 2011, the Kentucky Department for Environmental Protection (“KDEP”) sent CAKY Notices of Violations (“NOV”) alleging four violations relating to the Clean Air Act, including violations of MACT emissions standards and noncompliance with CAKY’s “startup, shutdown or malfunction” plan relating to the restart of its previously curtailed potline.  KDEP has already acknowledged that two of these violations have been returned to compliance.  CAKY has also recently reported to KDEP another potential violation relating to fluoride emissions that may result in the issuance of a further NOV.  We cannot reasonably estimate the liabilities with respect to this matter, but they are not expected to be material.

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

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Through September 30, 2011, we have expended approximately $840 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the alumina refinery facility at St. Croix and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  We and Vialco have filed answers to the complaint asserting factual and affirmative defenses.  In June 2011, Century filed a motion to dismiss Century from the case, but the court has yet to rule on the motion.    The parties are currently engaged in the discovery process.  As of September 30, 2011, no trial date has been set for the remaining claims.

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

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In January 2010, the court granted a motion by DPNR to assert claims directly against certain third-party defendants, including Century and Vialco.  On February 3, 2011, the court granted a motion by Century, dismissing Century from the case.  Vialco, however, remains a defendant in this case.  On March 4, 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case.  On April 15, 2011, the court denied a motion filed by the plaintiff asking the court to reconsider its previously granted summary judgment order and a notice of appeal was filed with the Third Circuit Court of Appeals on May 11, 2011.  The appeal is set for hearing in May 2012.

In December 2010, Century was among several defendants listed in a lawsuit filed by approximately 2,300 plaintiffs who either worked, resided or owned property in the area downwind from the alumina refinery facility at St. Croix.  In March 2011, Century was also named a defendant in a nearly identical suit brought by approximately 200 plaintiffs previously named in the aforementioned suit.  The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility.  The plaintiffs in both suits seek unspecified monetary damages, costs and attorney fees as well as certain injunctive relief.  We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility.

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

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $960 and $753 at September 30, 2011 and December 31, 2010, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Because of the issues and uncertainties described above, and the inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance will not have a material adverse effect on our future financial condition, results of operations, or liquidity. Based upon all available information, management does not believe that the outcome of these environmental matters will have a material adverse effect on our financial condition, results of operations, or liquidity.

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

In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the court.  In August 2011, the 4th Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction, finding that the USWA had failed to establish the likelihood of success on the merits of the underlying matter.  Based upon our analysis of the court’s ruling during the third quarter of 2010, in accordance with ASC 715-60, “Compensation – Retirement Plans – Defined Benefit Plans – Other Postretirement”, the amendment to the CAWV postretirement medical plan benefits was recorded as a negative plan amendment in the third quarter of 2010.  We intend to continue to vigorously pursue our case in the foregoing actions.

Power Commitments

Hawesville

The Big Rivers Agreement has a term through December 2023, unless extended.  The Big Rivers Agreement provides adequate power for Hawesville’s full production capacity requirements with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production. On March 1, 2011, Big Rivers filed a proposed rate increase with the Kentucky Public Service Commission.  We are opposing the increase proposed by Big Rivers, which became effective September 1, and expect that a ruling will be made in the fourth quarter of 2011.

Mt. Holly

Mt. Holly has a power purchase agreement (the “Santee Cooper Agreement”) with the South Carolina Public Service Authority (“Santee Cooper”) with a term through December 2015, unless extended.  The Santee Cooper Agreement provides adequate power for Mt. Holly’s full production capacity requirements at prices fixed based on published rate schedules (which are subject to change), with adjustments for fuel prices and other items.  The Santee Cooper Agreement restricts Mt. Holly’s ability to reduce its power consumption (or the associated payment obligations) below contracted levels and to terminate the agreement, unless, in each case, the LME falls below certain negotiated levels.

Ravenswood

CAWV has a power purchase agreement (the “ApCo Agreement”) with the Appalachian Power Company (“ApCo”) with a term through June 2012, unless extended.  CAWV currently purchases a limited amount of power under the ApCo Agreement as necessary to maintain its Ravenswood smelter, which is presently curtailed.  Power is supplied under the ApCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.  Under the special rate contract, Ravenswood may be excused from, or may defer the payment of, any increase in the tariff rate if LME prices fall below certain negotiated levels.   CAWV is in discussions with APCo to provide for a long-term special rate arrangement that establishes the LME-based cap on the tariff rates.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Grundartangi

Nordural Grundartangi ehf has power purchase agreements with HS Orka hf (“HS”), Landsvirkjun and Orkuveita Reykjavikur (“OR”) to provide power to its Grundartangi smelter.  These power purchase agreements, which will expire on various dates from 2019 through 2029, provide power at LME-based variable rates.  Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.

Helguvik

Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  Beginning October 1, 2011, the first stage of power under the OR power purchase agreement (approximately 42.5MW) will become available.  This power will be utilized at Grundartangi until the first stage of the Helguvik project has been completed.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.   Nordural Helguvik has entered into arbitration with HS and is in discussions with OR with respect to the satisfaction of these conditions.

Other Commitments and Contingencies

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments made under the Big Rivers Agreement in excess of the agreed upon base amount of $81,500.  The aggregate excess payments, plus accrued interest totaled $13,605 and $13,091 at September 30, 2011 and December 31, 2010, respectively.  See Note 8 Debt for additional information about the E.ON contingent obligation.

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  CAKY’s Hawesville plant employees represented by the USWA are under a collective bargaining agreement which expires on March 31, 2015.  The agreement covers approximately 630 hourly workers at the Hawesville plant.

In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expired on January 1, 2011.  In September 2011, we reached an agreement on revised wage terms under our existing labor agreement with these labor unions.  The labor agreement in its entirety expires on December 31, 2014.

CAWV’s Ravenswood plant employees represented by the USWA are under a labor agreement that expired on August 31, 2010.  Negotiations for a new labor agreement are ongoing.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expands coverage to those already insured.  The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postemployment benefit (“OPEB”) obligations.  Among other things, the Health Care Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.

10.	Forward delivery contracts and financial instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2011	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	7,800 metric tons	Through December 31, 2011	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	April 1, 2011 through December 31, 2013	Variable, based on U.S. Midwest market

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 28,799 metric tons and 47,926 metric tons of primary aluminum at September 30, 2011 and December 31, 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 117 metric tons of primary aluminum at December 31, 2010 of which none were with Glencore.  There were no fixed commitments to sell primary aluminum at September 30, 2011.

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts, including primary aluminum put option contracts, which are accounted for as derivative instruments.  See Note 3 Derivative and hedging instruments for additional information about these instruments.

11.	Supplemental cash flow information

	Nine months ended September 30,
	2011	2010
Cash paid for:
Interest	$11,257	$9,813
Income taxes (1)	41,694	3,101

Cash received for:
Interest	225	371
Income tax refunds	204	18,171

(1)	We paid withholding taxes in Iceland of $26,900 and $12,486 in the first and third quarters of 2011, respectively.

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

The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30, 2011	Year ended December 31, 2010
Beginning balance, ARO liability	$14,274	$15,233
Additional ARO liability incurred	833	1,057
ARO liabilities settled	(986)	(1,162)
Accretion expense	826	1,040
Adjustments (1)	—	(1,894)
Ending balance, ARO liability	$14,947	$14,274

(1)	We adjusted our ARO liability in 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent potliner.

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

13.	Comprehensive income and accumulated other comprehensive loss

Comprehensive income:
	Nine months ended September 30,
	2011	2010
Net income (loss)	$42,432	$(5,309)
Other comprehensive income (loss):
Net unrealized loss on financial instruments, net of $0 tax	(49)	(176)
Net loss (gain) on cash flow hedges reclassified to income, net of $0 tax	(66)	65
Net gain on foreign currency cash flow hedges reclassified to income, net of tax of $25 and $25, respectively	(114)	(114)
Defined benefit pension and other postemployment benefit plans:
Net gain (loss) arising during the period, net of $0 tax	(5,769)	34,627
Amortization of prior service cost during the period, net of $(10,294) and $263 tax, respectively	(41,942)	(474)
Amortization of net loss during the period, net of $4,912 and $(1,299) tax, respectively	20,015	2,349
Other comprehensive income (loss)	(27,925)	36,277
Comprehensive income	$14,507	$30,968

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

Components of Accumulated other comprehensive loss:
	September 30, 2011	December 31, 2010
Unrealized loss on financial instruments, net of $691 and $716 tax benefit, respectively	$(1,360)	$(1,131)
Defined benefit plan liabilities, net of $18,294 and $23,674 tax benefit, respectively	(68,317)	(40,621)
Equity in investee other comprehensive income, net of $0 and $0 tax, respectively (1)	(8,224)	(8,224)
Accumulated other comprehensive loss	$(77,901)	$(49,976)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

14.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$783	$745	$2,350	$2,234
Interest cost	1,744	1,601	5,231	4,805
Expected return on plan assets	(1,658)	(1,344)	(4,973)	(4,032)
Amortization of prior service cost	34	35	103	104
Amortization of net loss	466	415	1,397	1,245
Net periodic benefit cost	$1,369	$1,452	$4,108	$4,356

	Other Postretirement Benefits
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Service cost	$417	$880	$1,251	$2,640
Interest cost	1,433	2,748	4,295	8,246
Expected return on plan assets	—	—	—	—
Amortization of prior service cost (1)	(1,063)	(280)	(31,751)	(841)
Amortization of net loss	1,357	801	13,706	2,403
Net periodic benefit cost	$2,144	$4,149	$(12,499)	$12,448

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

Employer contributions

In June 2011, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of our non-qualified Supplemental Retirement Income Benefit Plan (“SERB”) plan.  As a result of the change in control, we were required to make an approximately $16,700 contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  In addition, through September 30, 2011, we have made contributions of approximately $16,400 to the qualified defined benefit plans we sponsor.  Based on current actuarial and other assumptions, we expect to make additional contributions to these qualified defined benefit plans of approximately $1,300 during 2011 for a total of approximately $34,400 in qualified defined benefit plan and non-qualified SERB contributions during the year.

15.	Recently issued accounting standards

In May 2011, The Financial and Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Fair Value Measurement.” This ASU amends the requirements for measuring fair value and disclosing information about fair value measurements and is effective for Century on January 1, 2012.  Upon adoption, we do not expect this standard to have a material impact on the reporting of our financial condition or results of operations.

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

In September 2011, the FASB issued ASU 2011-09, “Disclosure about an Employer’s Participation in Multiemployer Benefit Plans,” which amends current pension disclosure requirements by increasing the quantitative and qualitative disclosures that we are required to provide about our participation in significant multiemployer plans that offer pension and other postretirement benefits.  The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which we participate, (2) the level of our participation in those plans, (3) the financial health of the plans, and (4) the nature of our commitments to the plans.  This guidance will only impact the disclosures within our financial statements and will have no impact on our financial position, results of operations or cash flows.  The ASU is effective for our current fiscal year ending December 31, 2011.

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

The following summarized condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of operations for the three and nine months ended September 30, 2011 and September 30, 2010 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and September 30, 2010 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the Guarantor Subsidiaries or the Non-Guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$184,063	$32,332	$—	$216,395
Accounts receivable — net	36,122	15,945	—	—	52,067
Due from affiliates	647,181	11,657	2,507,981	(3,119,467)	47,352
Inventories	98,403	67,311	—	—	165,714
Prepaid and other current assets	5,901	34,683	3,907	—	44,491
Total current assets	787,607	313,659	2,544,220	(3,119,467)	526,019
Investment in subsidiaries	37,152	—	(916,491)	879,339	—
Property, plant and equipment — net	343,581	879,675	1,306	(243)	1,224,319
Other assets	22,132	59,498	39,452	(7,750)	113,332
Total	$1,190,472	$1,252,832	$1,668,487	$(2,248,121)	$1,863,670

Liabilities and shareholders’ equity:
Accounts payable, trade	$39,163	$44,682	$1,005	$—	$84,850
Due to affiliates	2,111,294	78,649	234,034	(2,379,072)	44,905
Accrued and other current liabilities	9,861	41,289	15,304	(7,750)	58,704
Accrued employee benefits costs — current portion	14,223	—	2,508	—	16,731
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,182,356	164,620	252,851	(2,386,822)	213,005
Senior notes payable	—	—	249,256	—	249,256
Accrued pension benefits costs — less current portion	13,683	—	22,280	—	35,963
Accrued postretirement benefits costs — less current portion	101,206	—	4,561	—	105,767
Other liabilities/intercompany loan	62,164	712,642	6,570	(740,637)	40,739
Deferred taxes	—	85,971	—	—	85,971
Total noncurrent liabilities	177,053	798,613	282,667	(740,637)	517,696
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	932	(72)	932
Additional paid-in capital	297,299	144,384	2,506,655	(441,683)	2,506,655
Treasury stock, at cost	—	—	(38,806)	—	(38,806)
Accumulated other comprehensive income (loss)	(84,735)	(1,335)	(77,901)	86,070	(77,901)
Retained earnings (accumulated deficit)	(1,381,561)	146,538	(1,257,912)	1,235,023	(1,257,912)
Total shareholders’ equity	(1,168,937)	289,599	1,132,969	879,338	1,132,969
Total	$1,190,472	$1,252,832	$1,668,487	$(2,248,121)	$1,863,670

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$214,923	$89,373	$—	$304,296
Restricted cash	3,673	—	—	—	3,673
Accounts receivable — net	31,779	12,124	—	—	43,903
Due from affiliates	636,511	7,148	2,537,945	(3,130,598)	51,006
Inventories	97,422	58,486	—	—	155,908
Prepaid and other current assets	3,687	39,453	2,152	(27,000)	18,292
Total current assets	773,072	332,134	2,629,470	(3,157,598)	577,078
Investment in subsidiaries	33,186	—	(934,307)	901,121	—
Property, plant and equipment — net	364,760	890,924	1,451	(165)	1,256,970
Due from affiliates — less current portion	—	6,054	—	—	6,054
Other assets	22,197	36,735	24,022	—	82,954
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

Liabilities and shareholders’ equity:
Accounts payable, trade	$43,072	$44,629	$303	$—	$88,004
Due to affiliates	2,094,293	70,580	222,245	(2,341,737)	45,381
Accrued and other current liabilities	9,187	44,932	14,376	(27,000)	41,495
Accrued employee benefits costs — current portion	23,592	—	3,090	—	26,682
Convertible senior notes	—	—	45,483	—	45,483
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,177,959	160,141	285,497	(2,368,737)	254,860
Senior notes payable	—	—	248,530	—	248,530
Accrued pension benefits costs — less current portion	14,096	—	23,699	—	37,795
Accrued postretirement benefits costs — less current portion	99,469	—	4,275	—	103,744
Other liabilities/intercompany loan	61,488	756,208	4,119	(784,203)	37,612
Deferred taxes	—	90,822	—	(4,823)	85,999
Total noncurrent liabilities	175,053	847,030	280,623	(789,026)	513,680
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	928	(72)	928
Additional paid-in capital	297,300	144,383	2,503,907	(441,683)	2,503,907
Accumulated other comprehensive income (loss)	(60,220)	(1,220)	(49,976)	61,440	(49,976)
Retained earnings (accumulated deficit)	(1,396,937)	115,501	(1,300,344)	1,281,436	(1,300,344)
Total shareholders’ equity	(1,159,797)	258,676	1,154,516	901,121	1,154,516
Total	$1,193,215	$1,265,847	$1,720,636	$(2,256,642)	$1,923,056

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$139,865	$62,733	$—	$—	$202,598
Related parties	70,967	72,081	—	—	143,048
	210,832	134,814	—	—	345,646
Cost of goods sold	232,810	101,512	—	—	334,322
Gross profit (loss)	(21,978)	33,302	—	—	11,324
Other operating expense – net	2,659	—	—	—	2,659
Selling, general and admin expenses	7,391	559	—	—	7,950
Operating income (loss)	(32,028)	32,743	—	—	715
Interest expense – third party	(5,951)	—	—	—	(5,951)
Interest expense – affiliates	17,005	(17,005)	—	—	—
Interest income – third party	4	33	—	—	37
Interest income – affiliates	—	59	—	—	59
Net gain on forward contracts	4,163	—	—	—	4,163
Other expense - net	(595)	(548)	—	—	(1,143)
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(17,402)	15,282	—	—	(2,120)
Income tax benefit (expense)	93	(5,480)	—	—	(5,387)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(17,309)	9,802	—	—	(7,507)
Equity earnings (loss) of subsidiaries and joint ventures	1,374	907	(6,600)	5,226	907
Net income (loss)	$(15,935)	$10,709	$(6,600)	$5,226	$(6,600)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$108,345	$65,994	$—	$—	$174,339
Related parties	63,391	41,448	—	—	104,839
	171,736	107,442	—	—	279,178
Cost of goods sold	174,306	89,103	—	—	263,409
Gross profit (loss)	(2,570)	18,339	—	—	15,769
Other operating expenses – net	3,096	—	—	—	3,096
Selling, general and admin expenses	10,863	1,623	—	—	12,486
Operating income (loss)	(16,529)	16,716	—	—	187
Interest expense – third party	(6,477)	—	—	—	(6,477)
Interest expense – affiliates	16,921	(16,921)	—	—	—
Interest income – third party	50	140	—	—	190
Interest income – affiliates	—	113	—	—	113
Net loss on forward contracts	(12,136)	—	—	—	(12,136)
Other income (expense) - net	736	(1,153)	—	—	(417)
Loss before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(17,435)	(1,105)	—	—	(18,540)
Income tax benefit (expense)	2,987	(2,417)	—	—	570
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(14,448)	(3,522)	—	—	(17,970)
Equity earnings (loss) of subsidiaries and joint ventures	(300)	1,183	(16,787)	17,087	1,183
Net income (loss)	$(14,748)	$(2,339)	$(16,787)	$17,087	$(16,787)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$413,404	$184,597	$—	$—	$598,001
Related parties	222,030	218,229	—	—	440,259
	635,434	402,826	—	—	1,038,260
Cost of goods sold	632,515	302,591	—	—	935,106
Gross profit	2,919	100,235	—	—	103,154
Other operating income - net	(8,430)	—	—	—	(8,430)
Selling, general and admin expenses	33,105	4,011	—	—	37,116
Operating income (loss)	(21,756)	96,224	—	—	74,468
Interest expense – third party	(19,114)	—	—	—	(19,114)
Interest expense – affiliates	51,677	(51,677)	—	—	—
Interest income – third party	47	210	—	—	257
Interest income – affiliates	—	242	—	—	242
Net loss on forward contracts	(2,263)	—	—	—	(2,263)
Other expense - net	(879)	(719)	—	—	(1,598)
Income before taxes and equity in earnings of subsidiaries and joint ventures	7,712	44,280	—	—	51,992
Income tax benefit (expense)	3,683	(15,829)	—	—	(12,146)
Income before equity in earnings of subsidiaries and joint ventures	11,395	28,451	—	—	39,846
Equity earnings of subsidiaries and joint ventures	3,982	2,586	42,432	(46,414)	2,586
Net income	$15,377	$31,037	$42,432	$(46,414)	$42,432

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$335,856	$214,460	$—	$—	$550,316
Related parties	185,810	116,294	—	—	302,104
	521,666	330,754	—	—	852,420
Cost of goods sold	526,004	255,155	—	—	781,159
Gross profit (loss)	(4,338)	75,599	—	—	71,261
Other operating expenses - net	12,205	—	—	—	12,205
Selling, general and admin expenses	31,923	3,778	—	—	35,701
Operating income (loss)	(48,466)	71,821	—	—	23,355
Interest expense – third party	(19,231)	—	—	—	(19,231)
Interest expense – affiliates	49,283	(49,283)	—	—	—
Interest income – third party	108	284	—	—	392
Interest income – affiliates	—	333	—	—	333
Net loss on forward contracts	(4,814)	—	—	—	(4,814)
Other income (expense) - net	1,027	(806)	—	—	221
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(22,093)	22,349	—	—	256
Income tax benefit (expense)	3,223	(11,553)	—	—	(8,330)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(18,870)	10,796	—	—	(8,074)
Equity earnings (loss) of subsidiaries and joint ventures	1,740	2,765	(5,309)	3,569	2,765
Net income (loss)	$(17,130)	$13,561	$(5,309)	$3,569	$(5,309)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$277	$10,817	$—	$11,094
Investing activities:
Purchase of property, plant and equipment	(4,836)	(5,648)	(384)	(10,868)
Nordural expansion	—	(10,335)	—	(10,335)
Proceeds from the sale of property, plant and equipment	1,415	56	—	1,471
Investments in and advances to joint ventures	—	—	(13)	(13)
Payments received on advances to joint ventures	—	—	3,056	3,056
Restricted and other cash deposits	3,673	—	—	3,673
Net cash provided by (used in) investing activities	252	(15,927)	2,659	(13,016)
Financing activities:
Repayment of debt	—	—	(47,067)	(47,067)
Repayment of contingent obligation	(189)	—	—	(189)
Borrowings under revolving credit facility	—	—	15,900	15,900
Repayments under revolving credit facility	—	—	(15,900)	(15,900)
Intercompany transactions	(340)	(25,750)	26,090	—
Repurchase of common stock	—	—	(38,806)	(38,806)
Issuance of common stock – net	—	—	83	83
Net cash used in financing activities	(529)	(25,750)	(59,700)	(85,979)
Net change in cash and cash equivalents	—	(30,860)	(57,041)	(87,901)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$184,063	$32,332	$216,395

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$75,056	$25,276	$—	$100,332
Investing activities:
Purchase of property, plant and equipment	(1,872)	(3,445)	(61)	(5,378)
Nordural expansion	—	(15,099)	—	(15,099)
Proceeds from sale of property, plant and equipment	808	—	—	808
Investments in and advances to joint ventures	—	—	(32)	(32)
Restricted and other cash deposits	(1,893)	—	(11,752)	(13,645)
Net cash used in investing activities	(2,957)	(18,544)	(11,845)	(33,346)
Financing activities:
Intercompany transactions	(72,099)	79,793	(7,694)	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(72,099)	79,793	(7,671)	23
Net change in cash and cash equivalents	—	86,525	(19,516)	67,009
Cash and cash equivalents, beginning of the period	—	109,798	88,436	198,234
Cash and cash equivalents, end of the period	$—	$196,323	$68,920	$265,243

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(UNAUDITED)

17.	Subsequent events

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
•
Future construction investment and development of our facility in Helguvik, Iceland, including our discussions and arbitration regarding power purchase agreements, future capital expenditures, the costs of completion or cancellation, production capacity and the sources of funding for the facility;

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

•	Our anticipated tax liabilities, benefits or refunds;
•	Negotiations with our unionized workforce;
•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;
•	Compliance with laws and regulations and the effect of future laws and regulations;
•	The costs and effects and our evaluation of and strategies with respect to legal and regulatory actions, investigations and similar matters;

•	Discussions with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility;
•	Our capital resources, projected financing sources and projected uses of capital; and
•	Our debt levels and intentions to incur or repay debt in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

Grundartangi labor contract wage negotiations completed

In September 2011, we reached an agreement on revised wage terms under our existing labor agreement with the five labor unions representing approximately 84% of workers at Grundartangi.  The wage and other terms of the labor agreement expire on December 31, 2014.

Stock Repurchase Program

In August 2011, our Board of Directors approved a $60 million stock repurchase program.  From August 11, 2011 through September 30, 2011, we repurchased 3,625,218 shares of common stock at an aggregate purchase price of $38.8 million.  We had $21.2 million remaining under the repurchase program authorization as of September 30, 2011.  See the consolidated financial statements and Item 2 of Part II – Other Information for additional information about the program.

Century names new Vice President – North America Operations

On August 4, 2011, we announced that John Hoerner has been named Vice President - North America Operations, effective September 1, 2011.   Mr. Hoerner comes to Century from RUSAL, where he most recently served as Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (“Kubal”) as well as General Director of Finished Production for the Western Division of RUSAL.

Restart and production inefficiencies impact U.S. primary aluminum output

U.S. primary aluminum production for the second and third quarters was negatively affected by Hawesville's slower than anticipated return to full stable operations following the restart of its curtailed potline earlier this year.  We currently expect that Hawesville will return to full stable operations in the first quarter of 2012.

Change in Board of Directors composition triggers change in control provisions

In June 2011, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of certain of our incentive compensation plans, benefit plans, severance plans and agreements and employment agreements.  As a result, certain outstanding incentive awards immediately vested and we recognized an additional $5.2 million of compensation expense during the second quarter of 2011 for the accelerated vesting of these awards in the second quarter of 2011.

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

Pension and benefit plan contributions

Through September 30, 2011, we have made contributions of approximately $16.4 million to the qualified defined benefit plans we sponsor.  In addition, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of the non-qualified SERB.  As a result of the change in control, we were required to contribute approximately $16.7 million to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  Based on current actuarial and other assumptions, we expect to make additional contributions to the qualified defined benefit plans of approximately $1.3 million during 2011 for a total of $34.4 million in qualified defined benefit plan and non-qualified SERB contributions during the year.

Results of Operations

The following discussion reflects our historical results of operations.

Century’s financial highlights include:
	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
Net sales:
Third-party customers	$202,598	$174,339	$598,001	$550,316
Related party customers	143,048	104,839	440,259	302,104
Total	$345,646	$279,178	$1,038,260	$852,420

Gross profit	$11,324	$15,769	$103,154	$71,261

Net income (loss)	$(6,600)	$(16,787)	$42,432	$(5,309)

Earnings (loss) per common share:
Basic and Diluted	$(0.07)	$(0.18)	$0.42	$(0.06)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Shipments – primary aluminum (metric tons):
Direct	82,236	81,693	247,224	234,867
Toll	68,596	65,523	199,269	201,605
Total	150,832	147,216	446,493	436,472

Net sales (in millions)	2011	2010	$ Difference	% Difference
Three months ended September 30,	$345.6	$279.2	$66.4	23.8%
Nine months ended September 30,	$1,038.3	$852.4	$185.9	21.8%

Higher price realizations for our primary aluminum shipments in the three months ended September 30, 2011 were due to higher LME prices for primary aluminum and an increase in Midwest premiums, which resulted in a $61.0 million sales increase.  Higher shipment volumes had a $5.4 million positive impact on net sales.  Direct shipments from our three smelters increased 543 metric tons in the three months ended September 30, 2011.  Direct shipments were negatively affected by inefficiencies and instabilities experienced during, and subsequent to, the restart of a potline at the Hawesville facility.  Toll shipments increased 3,073 metric tons relative to the same period last year.

Higher price realizations for our primary aluminum shipments in the nine months ended September 30, 2011 were due to higher LME prices for primary aluminum and an increase in Midwest premiums, which resulted in a $161.9 million sales increase.  Higher shipment volumes had a $24.0 million positive impact on net sales.  Direct shipments increased 12,357 metric tons in the nine months ended September 30, 2011, due to the restart of a potline at the Hawesville facility in 2011 and a shift from toll to direct sales at the Grundartangi smelter that began in the third quarter of 2010.  Toll shipments declined 2,336 metric tons relative to the same period last year.

Gross profit (in millions)	2011	2010	$ Difference	% Difference
Three months ended September 30,	$11.3	$15.8	$(4.5)	(28.5)%
Nine months ended September 30,	$103.2	$71.3	$31.9	44.7%

During the three months ended September 30, 2011, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $47.4 million with volume and mix contributing an additional $0.5 million increase to gross profit.  In addition, we experienced $31.6 million in net cost increases, relative to the same period in 2010, comprised of: increased power and natural gas costs at our U.S. smelters, $7.1 million; increased costs for materials, supplies and maintenance, $21.6 million; other cost increases, $3.1 million; offset by reduced depreciation, $0.2 million.

During the nine months ended September 30, 2011, higher price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $118.1 million with volume and mix contributing an additional $1.2 million increase to gross profit.  In addition, we experienced $73.5 million in net cost increases, relative to the same period in 2010, comprised of: increased power and natural gas costs at our U.S. smelters, $13.8 million; increased costs for materials, supplies and maintenance, $57.8 million; other cost increases: $2.5 million; offset by reduced depreciation, $0.6 million.

Our operating costs in 2011 were negatively impacted by the costs to restart a potline at the Hawesville facility, inefficiencies and instabilities experienced during and, subsequent to, the restart and resultant under-absorption of costs.  Their impact is included in the amounts reported above.

Declines in LME prices at the end of the third quarter of 2011 resulted in a decline in the market value of our inventory below its cost basis, resulting in charges to cost of goods sold of $13.5 million for the three and nine months ended September 30, 2011.  During the three months ended September 30, 2010, our cost of goods sold was credited $7.3 million to reflect the cost of inventory sold that had previously been written-down to its market value at June 30, 2010.  This represents a quarter to quarter negative swing in gross profit of $20.8 million.  Comparing the nine months ended September 30, 2011 to 2010, our cost of goods sold in 2011 was $13.9 million higher due to changes in the market value of our inventory.

Other operating expense (income) - net (in millions)	2011	2010	$ Difference	% Difference
Three months ended September 30,	$2.7	$3.1	$(0.4)	(12.9)%
Nine months ended September 30,	$(8.4)	$12.2	$(20.6)	(168.9)%

Other operating expense (income) is primarily related to on-going costs for the Ravenswood facility.  In addition, net benefits of $18.1 million were recorded at Ravenswood in the nine months ended September 30, 2011.  A substantial portion of the net benefits recorded represents the amortization of prior service credits and actuarial losses resulting from the elimination of medical benefits for retirees of the Ravenswood facility.

Selling, general and administrative expenses (in millions)	2011	2010	$ Difference	% Difference
Three months ended September 30,	$8.0	$12.5	$(4.5)	(36.0)%
Nine months ended September 30,	$37.1	$35.7	$1.4	3.9%

During the three and nine months ended September 30, 2011, outside professional support and employee-related expenses were lower than those recorded in the comparable 2010 periods.  Off-setting these cost improvements in the nine month period were charges of $7.7 million related to the contractual impact of the changes in the Company’s Board of Directors and executive management team that were recorded in the second quarter of 2011.

Net gain (loss) on forward contracts (in millions)	2011	2010	$ Difference	% Difference
Three months ended September 30,	$4.2	$(12.1)	$16.3	134.7%
Nine months ended September 30,	$(2.3)	$(4.8)	$2.5	52.1%

The net gain (loss) on forward contracts for the three months ended September 30, 2011 and 2010 related primarily to marking-to-market options that were put in place to provide partial downside price protection for our domestic facilities.  During the three months ended September 30, 2011, the unexpired put options increased in value due to declining LME prices for primary aluminum, resulting in the recorded gain.  During the three months ended September 30, 2010 and nine months ended September 30, 2011 and 2010, movements in the LME price for aluminum and the passage of time caused declines in the value of the unexpired put options, resulting in the recording of net losses on forward contracts.

Income tax benefit (expense) (in millions)	2011	2010	$ Difference	% Difference
Three months ended September 30,	$(5.4)	$0.6	$(6.0)	(1,000)%
Nine months ended September 30,	$(12.1)	$(8.3)	$(3.8)	45.8%

Our 2011 and 2010 income tax benefit (expense) was primarily driven by our earnings in Iceland.  In addition, during the nine months ended September 30, 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.  During the three and nine months ended September 30, 2010, we recorded a favorable benefit from the release of income tax reserves that were no longer required.

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital in the past through the public equity and debt markets.  We continuously explore various financing alternatives. Our principal uses of cash are the funding of operating costs (including postemployment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, repurchases of common stock, working capital and other general corporate requirements.

Our consolidated cash and cash equivalents balance at September 30, 2011 was approximately $216 million compared to $304 million at December 31, 2010.  Century's revolving credit facility matures in July 2014.  As of September 30, 2011, our credit facility had no loan amounts outstanding and approximately $55 million of net availability.  We have approximately $41 million of letters of credit outstanding under our credit facility, which allowed us to eliminate our restricted cash deposits.  Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility.

Domestic primary aluminum production for the second and third quarter of 2011 was negatively affected, primarily due to Hawesville's slower than anticipated return to full stable operations following the restart of its curtailed potline earlier this year.  We expect that our cash flow from operations will continue to be negatively impacted by these inefficiencies through the first quarter of 2012.

In August 2011, our Board of Directors approved a $60 million stock repurchase program.  Under the program, we may repurchase up to $60 million of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of the stock and other factors.  Through September 30, 2011, we repurchased 3,625,218 shares of common stock at an aggregate purchase price of $38.8 million.  We had $21.2 million remaining under the repurchase program authorization.  The repurchase program may be suspended or discontinued at any time.

In May 2011, we used $47.3 million of available cash on hand to redeem all of our outstanding 1.75% Notes at 100% of their principal amount plus accrued and unpaid interest to May 19, 2011.

Through October 15, 2011, we made contributions to the qualified defined benefit plans we sponsor of approximately $17.7 million.  In addition, the election of three directors designated for nomination to our Board of Directors by Glencore triggered a “change of control” under the terms of the non-qualified SERB.  As a result of the change in control, we were required to make a $16.7 million contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  Based on current actuarial and other assumptions, we expect to make a total of $34.4 million in qualified defined benefit plan and non-qualified SERB contributions during the year.  In addition, we provided $2.1 million in funding for defined benefit plans at the Mt. Holly facility.  We may choose to make additional contributions to these plans from time to time at our discretion.

In May 2011, we made an installment payment for principal and interest for the E.ON contingent obligation of approximately $0.6 million.  These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations.  Based on the LME forward market at September 30, 2011 and management’s estimate, we do not expect to make any principal or interest payments for the E.ON contingent obligation over the next 12 months.

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

In addition, with the ratification of the Hawesville labor agreement in December 2010, changes were made to the retiree medical benefits program for employees who retire during the term of the labor agreement. Such retirees have been divided into sub-groups based on attributes such as Medicare eligibility, hire date, age and years of service.  Levels of benefits are defined for the sub-groups and range from no substantive change from the benefits provided under the previous labor agreement to replacement of the defined retiree medical benefit program with individual health reimbursement accounts for each eligible participant.  The health reimbursement accounts will be funded by CAKY based on established rates per hour worked by each eligible participant.  We expect these changes to the Hawesville labor agreement will significantly reduce our future cash payments for postretirement medical benefits.

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

We expect to receive a $26.9 million withholding tax refund in Iceland in the fourth quarter of 2011 for taxes paid for intercompany dividend payments in February 2011.  We paid $12.5 million in withholding tax in Iceland in the third quarter of 2011 and expect to receive a withholding tax refund in the fourth quarter of 2012 related to intercompany dividend payments.  We do not expect to receive any material domestic tax refunds in the near future.

Capital Resources

We intend to finance our future recurring capital expenditures from available cash and our cash flow from operations.  For major investment projects, such as the Helguvik project, we would seek financing from various capital and loan markets and may pursue the formation of strategic alliances.  We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time.  Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the capital markets and our financial condition.

Capital expenditures for the nine months ended September 30, 2011 were $21.2 million, $10.3 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2011, excluding the activity on the Helguvik project, will be approximately $20 to $25 million compared to $12.3 million in 2010.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $20 million in contract cancellation costs.  We are working to complete the activities necessary for a full restart of construction activity at Helguvik, including resolving disputes with the power suppliers contracted to supply power to the project and the confirmation that they will be in a firm position to deliver the power per an agreed schedule.  We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 to $2 million per month until the restart of major construction activities.  We cannot, at this time, predict when the restart of major construction activity will occur.

Historical

Our statements of cash flows for the nine months ended September 30, 2011 and 2010 are summarized below:

	Nine months ended September 30,
	2011	2010
	(dollars in thousands)
Net cash provided by operating activities	$11,094	$100,332
Net cash used in investing activities	(13,016)	(33,346)
Net cash provided by (used in) financing activities	(85,979)	23
Net change in cash and cash equivalents	$(87,901)	$67,009

Net cash from operating activities in the first nine months of 2011 was $11.1 million compared to $100.3 million in the first nine months of 2010.  The decrease in cash from operations in 2011 was primarily due to withholding tax payments in Iceland, pension and benefit contributions, an increase in working capital associated with the restart of Hawesville and the reduction of the benefits received for the E.ON contractual receivable in 2011 (the E.ON contractual receivable expired in 2010).  These reductions in cash flow from operating activities were partially offset by higher operating income due to higher LME prices and U.S. Midwest premiums in 2011 compared to 2010.

Our net cash used in investing activities for the first nine months of 2011 was $13.0 million compared to $33.3 million in the first nine months of 2010.  The decrease in cash used was primarily due to reduced restricted cash requirements and a payment received on advances to joint ventures.

Our net cash used in financing activities for the first nine months of 2011 was $86.0 million.  The use was primarily due to the redemption of the 1.75% Notes in May 2011 of $47.1 million and $38.8 million for the repurchase of common stock.

Other Commitments and Contingencies

We are a defendant in several actions relating to various aspects of our business. While it is impossible to predict the ultimate disposition of any litigation, management does not believe that any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 9 Commitments and Contingencies to the consolidated financial statements included herein for additional information.

E.ON contingent obligation

We have a contingent obligation to E.ON for the aggregate E.ON payments under the Big Rivers Agreement in excess of the agreed upon base amount of $81.5 million.  The aggregate excess payments plus accrued interest totaled $13.6 million at September 30, 2011.    See Note 8 Debt in our consolidated financial statements for additional information about the E.ON contingent obligation.

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had forward delivery contracts to sell 28,799 metric tons and 47,926 metric tons of primary aluminum at September 30, 2011 and December 31, 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 117 metric tons of primary aluminum at December 31, 2010 of which none were with Glencore.  There were no fixed commitments to sell primary aluminum at September 30, 2011.

We had no outstanding primary aluminum forward financial sales contracts at September 30, 2011.  We had no fixed price forward financial contracts to purchase aluminum at September 30, 2011.

Primary aluminum put option contracts

We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices.  The volume of put option contracts is summarized below.  These options were purchased to partially mitigate primary aluminum price risk.

Primary Aluminum option contracts outstanding as of September 30, 2011 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2011	11,250	15,750
Put option contracts, settle monthly in 2012	18,000	15,000

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were designated as cash flow hedges.

We had the following outstanding forward financial contracts to hedge forecasted transactions:

September 30, 2011
Natural gas forward financial contracts (in MMBTU)	40,000

As of September 30, 2011, we did not have a significant exposure to the market price of natural gas for the natural gas forward financial contracts outstanding.

Foreign currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro and the Chinese yuan.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with a significant portion in ISK, euros and Swiss francs.

We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods.  As of September 30, 2011, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production.  As of September 30, 2011, approximately 34% of our production for 2011 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 4.  Controls and Procedures

a.  Evaluation of Disclosure Controls and Procedures

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2011.

b.  Changes in Internal Controls over Financial Reporting

During the three months ended September 30, 2011, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On April 27, 2010, the purported stockholder class actions pending against us consolidated as Century Aluminum Company Securities Litigation, were dismissed without prejudice.  On May 28, 2010 and June 24, 2010 plaintiffs submitted amended complaints and on July 9, 2010, we moved to dismiss the amended complaints.  On March 3, 2011, the court granted our motion, dismissed the actions with prejudice and entered judgment in our favor.  On March 10, 2011, plaintiffs filed a notice of appeal from the order and judgment entered by the court on March 3, 2011.  See Note 9 Commitments and Contingencies – Legal Contingencies for additional information.

Item 1A.  Risk Factors

For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2010 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

(c)  Purchases of Equity Securities by the Issuer

In August 2011, we announced that our Board of Directors approved a $60 million stock repurchase program.  Under the program, Century is authorized to repurchase up to $60 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 11 through August 31, 2011	2,373,124	$10.63	2,373,124	$34,785,000
September 1 through September 30, 2011	1,252,094	10.85	1,252,094	21,194,000
Total July 1 through September 30, 2011	3,625,218	$10.70	3,625,218	$21,194,000

Item 6.  Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	November 9, 2011	By:	/s/ Logan W. Kruger
Logan W. Kruger
President and Chief Executive Officer

Date:	November 9, 2011	By:	/s/ Michael A. Bless
Michael A. Bless
Executive Vice-President and Chief Financial Officer

Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer				X
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

*   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

** In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.