Form 10-K
period 2011-12-31
CENTURY ALUMINUM CO
filed 2012-02-29
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2011, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $885,000,000.  As of January 31, 2012, 88,844,327 shares of common stock of the registrant were issued and outstanding.

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

Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the “Company,” "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.

Available Information

Additional information about Century may be obtained from our website, which is located at www.centuryaluminum.com.  Our website provides access to filings we have made through the EDGAR filing system of the Securities and Exchange Commission (the “SEC”), including our annual, quarterly and current reports filed on Forms 10-K, 10-Q and 8-K, respectively, our code of ethics that applies to all employees and ownership reports filed on Forms 3, 4 and 5 after December 16, 2002 by our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock. These filings are also available on the SEC website at www.sec.gov.  In addition, we will make available free of charge copies of our Forms 10-K, Forms 10-Q, and Forms 8-K upon request.  A copy of the code of ethics is available on our website.  Requests for these documents can be made by contacting our Investor Relations Department by mail at: 2511 Garden Road, Building A, Suite 200, Monterey, CA 93940, or by phone at: (831) 642-9300.  Information contained in our website is not incorporated by reference in, and should not be considered a part of, this Annual Report on Form 10-K.

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

•	Our hedging and other strategies to mitigate risk and their potential effects;
•	Estimates relating to the costs and time necessary to restore our facility in Hawesville, KY to full stable operations following the restart of its previously curtailed potline;

•	Our curtailed operations, including the potential restart of curtailed operations, and potential curtailment of other domestic assets;
•	Our procurement of electricity, alumina, carbon products and other raw materials and our assessment of pricing and other terms relating thereto;
•
Estimates of our pension and other postemployment liabilities and future payments, deferred income tax assets and property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Changes in, or the elimination of, the retiree medical benefit plans and programs of certain of our subsidiaries and their effect on our financial position and results of operation;
•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principle;
•	Our anticipated tax liabilities, benefits or refunds;
•	Negotiations with our unionized workforce;
•	Our assessment of the ultimate outcome of outstanding litigation and environmental matters and liabilities relating thereto;
•	Compliance with laws and regulations and the effect of future laws and regulations;
•	The costs and effects and our evaluation of and strategies with respect to legal and regulatory actions, investigations and similar matters;
•	Discussions with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility;
•	Our capital resources, projected financing sources and projected uses of capital; and
•	Our debt levels and intentions to incur or repay debt in the future.

We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this annual report. However, all forward-looking statements are subject to many risks and uncertainties, including those described under Item 1A, “Risk Factors,” and we cannot guarantee our future performance or results of operations, and you should not place undue reliance on these forward-looking statements.  Although we undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law, you are advised to consult any additional disclosures we make in our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K filed with the SEC.  See Item 1, “Business - Available Information.”

Overview

We produce primary aluminum.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the “LME”).  Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current primary aluminum rated production capacity is 785,000 metric tons per year (“mtpy”), of which approximately 170,000 mtpy remained curtailed as of December 31, 2011.  We restarted approximately 49,000 mtpy of curtailed capacity at our Hawesville facility during 2011.  We produced approximately 602,000 metric tons of primary aluminum in 2011.

Our primary aluminum capacity includes our facility in Grundartangi, Iceland (“Grundartangi”) with rated capacity of 260,000 mtpy; our facility in Hawesville, Kentucky (“Hawesville”) with rated capacity of 244,000 mtpy; a 49.7% interest in a facility in Mt. Holly, South Carolina (“Mt. Holly”) that provides us with rated capacity of 111,000 mtpy; and our facility in Ravenswood, West Virginia (“Ravenswood”), currently curtailed, with rated capacity of 170,000 mtpy.  We are constructing a primary aluminum facility in Helguvik, Iceland (the “Helguvik project”) which is currently contemplated to have a rated capacity of up to 360,000 mtpy.  In addition to our primary aluminum assets, we have a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in China.  The BHH facility has an annual anode production capacity of up to 180,000 mtpy and an annual graphitization capacity of up to 20,000 mtpy and supplies a portion of the anodes used in our Grundartangi facility.

In light of its high relative operating cost structure, as of December 31, 2011, all operations at Ravenswood remained curtailed.  We restarted the curtailed potline at our Hawesville facility in 2011.  With the full restart of the curtailed potline at Hawesville, our annualized operating rated production capacity of primary aluminum increased to approximately 615,000 mtpy.

We have continued investing in the Helguvik project.  During 2011, project activity and spending remained at modest levels.  We plan to restart major construction activity if we are able to successfully resolve of ongoing discussions with the contracted power suppliers for the project.  See “Electrical Power Supply Agreements.”

Primary Aluminum Facilities:

Facility	Location	Operational	Rated Capacity (mtpy) (4)	Ownership Percentage
Grundartangi	Grundartangi, Iceland	1998	260,000	100%
Hawesville (1)	Hawesville, Kentucky, USA	1970	244,000	100%
Ravenswood (2)	Ravenswood, West Virginia, USA	1957	170,000	100%
Mt. Holly (3)	Mt. Holly, South Carolina, USA	1980	224,000	49.7%

(1)	As of December 31, 2011, with the restart of the curtailed potline, the Hawesville facility is fully operational.
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
(4)
The rated capacity refers to the rated capacity of the technology used in the construction of the facility.  The actual production capacity of a facility may significantly exceed the rated capacity through production efficiencies, increased amperage and other similar measures.

Joint Venture Facility:

Facility	Location	Type	Capacity	Ownership Percentage
Baise Haohai Carbon Co., Ltd (1)	Guangxi Zhuang, China	Carbon anode, cathode and graphitized products	180,000 mtpy anode; 20,000 mtpy cathode/graphitized products	40%

(1)	Guangxi Qiangqiang Carbon Co., Ltd. holds the remaining 60% ownership interest and is the operator of this facility.

Our current long-term strategic objectives are to: (a) optimize our existing assets by managing costs and improving safety, productivity and efficiency; (b) expand our primary aluminum business by constructing, investing in or acquiring additional capacity that offers favorable returns; and (c) pursue upstream opportunities in bauxite mining, alumina refining and the production of other key raw materials.  The following table shows our primary aluminum shipment volumes since 2006.

Century's Primary Aluminum Shipments
Thousands of metric tons
900
800
700
600
500
400
300
200
100
0
2006
2007
2008
2009
2010
2011
United States
Iceland
Total

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

Customer Base

In 2011, we derived approximately 80% of our consolidated sales from our three major customers: Glencore International (together with its subsidiaries, “Glencore”), Southwire Company (“Southwire”), and BHP Billiton.  Additional information about the revenues and percentage of sales to these major customers is available in Note 20 Business Segments of the consolidated financial statements included herein.  We currently have long-term primary aluminum sales or tolling contracts with each of these customers.  More information about these contracts is available under “Forward Physical Delivery Agreements” in Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein.

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

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 80% of our 2011 cost of goods sold.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks attendant to our raw material supplies and labor, see Item 1A, “Risk Factors.”

Long-term Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi does not have long-term alumina supply agreements because this facility primarily tolls alumina provided by BHP Billiton and Glencore into primary aluminum.

In 2011, 10,500 metric tons of primary aluminum was produced at Grundartangi outside of such toll agreements, using alumina purchased on a spot basis.

Facility	Supplier	Term	Pricing
Mt. Holly	Trafigura AG	Through December 31, 2013	Variable, LME-based
Hawesville	Glencore	Through December 31, 2014	Variable, LME-based

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)	Appalachian Power Company	Through June 30, 2012	Based on published tariff, with provisions for pricing based on the LME price for primary aluminum
Mt. Holly (2)	South Carolina Public Service Authority (“Santee Cooper”)	Through December 31, 2015	Fixed price, with fuel cost adjustment clause
Hawesville (3)	Big Rivers Energy Corporation (“Big Rivers”)	Through December 31, 2023	Cost-based
Grundartangi (4)	Landsvirkjun	Through 2019 - 2036	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur (“OR”)
HS Orka hf (“HS”)
Helguvik (4)(5)	OR	Approximately 25 years from the dates of each phase of power delivery under the respective power agreements	Variable rate based on the LME price for primary aluminum
HS

(1)
All operations at the Ravenswood facility are presently curtailed.  Appalachian Power supplies all of Ravenswood’s power requirements.  Effective July 2006, the Public Service Commission of the State of West Virginia (the “PSC”) approved a special rate mechanism in connection with an increase in the applicable tariff rates.  Under the special rate mechanism, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.  In June 2011, the PSC extended the special rate mechanism through June 2012.

(2)
In 2010, Santee Cooper amended the Mt. Holly power contract to provide power through 2015 priced at rates fixed under currently published schedules, subject to adjustments to cover Santee Cooper’s fuel costs with early termination provisions to allow Mt. Holly to terminate the power contract early, in whole or in part, without penalty, if the LME falls below certain negotiated levels.

(3)
Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”) entered into an arrangement (the “Big Rivers Agreement”) toprovide power for Hawesville’s full production capacity requirements (approximately 482 megawatts (“MW”)) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the Big Rivers agreement, any power not consumed by Hawesville will be made available for sale and we will receive credits for actual power sales up to our cost for that power.

(4)	The first stage of power under the Helguvikpower supply agreement with OR (approximately 47.5MW) became available in the fourth quarter of 2011. This power is currently being utilized at Grundartangi.
(5)
HS and OR have alleged that certain conditions for the delivery of power under the Helguvik power supply agreements have not yet been satisfied.  We are in discussions with HS and OR with respect to the satisfaction of these conditions.  See “—Primary Aluminum Facilities — Helguvik project — Power Supply Agreements” and Item 1A, “Risk Factors — If we are unable to procure a reliable source of power the Helguvik project may not be feasible.”

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

(1)
We are in discussions with the USWA regarding a new labor contract, but are unable to predict the outcome of such discussions at this time.  See Item 1A, “Risk Factors — Union disputes could raise our production costs or impair our production operations.”

(2)
In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The wage terms of the labor agreement expired in January 2011.  In September 2011, we reached an agreement on revised wage terms under our existing labor agreement with these labor unions.  The labor agreement in its entirety expires on December 31, 2014

Pricing

Our operating results are highly sensitive to changes in the price of primary aluminum, electrical power, raw materials and supplies used in production.  As a result, we try to mitigate the effects of fluctuations in primary aluminum, electrical power, raw material and supply prices using various fixed-price commitments and financial instruments.  We purchase alumina for our U.S. facilities and electrical power at Grundartangi at prices indexed to the price of primary aluminum; this mechanism provides a “natural hedge” in the pricing of some of our largest production costs.  In addition, in recent years, we have purchased primary aluminum put option contracts to protect our downside price risk exposure for a significant portion of our domestic production.

Generally, we price our products at an indexed or “market” price, in which the customer pays an agreed-upon premium over the LME price or other market indices.

Grundartangi derives most of its revenues from tolling arrangements whereby it converts alumina provided by its customers into primary aluminum for a fee based on the LME price for primary aluminum.  Grundartangi's revenues are subject to market price risk associated with the LME price for primary aluminum; however, because Grundartangi tolls alumina for its customers, it is not exposed to fluctuations in the price of alumina for its tolling production.  Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum.  Any decreases in the EU import duty could have a negative impact on Grundartangi’s revenues.

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility located in Grundartangi, Iceland, is owned and operated by our subsidiary, Nordural Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity has expanded to its current annual rated production capacity of 260,000 mtpy.  In 2011, Grundartangi produced almost 278,000 metric tons of primary aluminum, seven percent above its rated production capacity.

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

Tolling Agreements.  Grundartangi has long-term tolling agreements for most of its production capacity with BHP Billiton and Glencore.  The tolling counterparties provide alumina and receive primary aluminum in return for tolling fees that are based on the LME price of primary aluminum.  See Note 16 Forward delivery contracts and financial instruments in the consolidated financial statements included herein for more information about these agreements.

Direct Sales. In 2011, Grundartangi produced approximately 10,500 metric tons of primary aluminum outside of the tolling agreements, using alumina purchased on a spot basis.

Power. Grundartangi purchases power from Landsvirkjun, HS and OR under various long-term contracts due to expire between 2019 and 2036. The power delivered to Grundartangi is priced at rates based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources.

Employees.  Our employees at Grundartangi are represented by five labor unions that operate under a labor contract through December 31, 2014.  See “Long-term Supply Contracts - Labor Agreements” above.

Hawesville

Hawesville is owned and operated by Century Aluminum of Kentucky, our wholly owned subsidiary.  Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970.  Hawesville has five reduction potlines with an annual rated production capacity of 244,000 metric tons.

Four of Hawesville's potlines are specially configured and operated to produce high purity primary aluminum and have an annual rated production capacity of approximately 195,000 metric tons, making it the largest producer of high purity primary aluminum in North America.  The average purity level of primary aluminum produced by these potlines is 99.9%, compared to standard-purity aluminum which is approximately 99.7%.  High purity primary aluminum is sold at a premium to standard-purity aluminum.  Hawesville’s specially configured facility provides the high-conductivity metal required by Hawesville’s largest customer, Southwire, for its electrical wire and cable products as well as for certain aerospace applications.

In December 2010, we announced plans to restart a potline at our Hawesville facility that had been curtailed in March 2009.  Restarting the curtailed potline brought Hawesville essentially to full production capacity by December 31, 2011.  Hawesville's slower than anticipated return to full stable operations following the restart of the curtailed potline in 2011 resulted in lower than expected domestic production for the year.  In addition, the plant experienced reduced production efficiencies and higher costs related to the unstable conditions which prevailed during the majority of the year.  Though the plant has essentially returned to full production, we expect that Hawesville’s operations will continue to be negatively impacted by production inefficiencies through the first quarter of 2012.

Metal Sales Agreement.  Hawesville has an aluminum sales contract with Southwire (the “Southwire Metal Agreement”).  The Southwire Metal Agreement extends through December 2013.  The price for molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies between 220 and 240 million pounds (approximately 100,000 to 109,000 metric tons) of high-conductivity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility.  In addition, we have contracted with Glencore to sell all primary aluminum we produce in the U.S., less existing agreements and high purity sales, through December 2012 (the “Glencore Sweep Agreement”).  The Glencore Sweep Agreement provides for variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Southwire Metal Agreement and Glencore Sweep Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein.

Alumina.  Hawesville receives its alumina supply from Glencore under our long-term alumina purchase agreement.

Power.  Kenergy, a subsidiary of Big Rivers, provides Hawesville’s electrical power under the Big Rivers Agreement.  The Big Rivers Agreement provides for long-term cost-based power through December 31, 2023.  See Long-term Supply Contracts - Electrical Power Supply Agreements above for additional information.

CAKY has a contingent obligation to repay E.ON related to the unwind of a previous power agreement, subject to certain conditions.  See Note 6 Debt for additional information about the contingent obligation.

Employees.  The bargaining unit employees at Hawesville are represented by the USWA.  The collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires in March 2015.

Mt. Holly

Mt. Holly, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed aluminum reduction facility in the United States.  The facility consists of two potlines with a total rated production capacity of 224,000 mtpy and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at a premium to standard-grade primary aluminum.  Our 49.7% interest represents approximately 111,000 mtpy of the facility’s annual production capacity.

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

Metal Sales Agreements.  We have a contract to sell to Glencore 20,400 mtpy of primary aluminum through December 31, 2013, produced at Mt. Holly or Hawesville at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium (the “Glencore Metal Agreement”).  Under the Glencore Sweep Agreement, any additional primary aluminum produced in the U.S. (including Mt. Holly), less existing agreements and high purity sales, will be sold to Glencore at variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Glencore Metal Agreement and Glencore Sweep Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein.

Alumina.  Substantially all of our alumina requirements for Mt. Holly are provided by Trafigura AG under an agreement that extends through 2013.  The pricing for alumina under our contract with Trafigura is variable and based on the LME price for primary aluminum.

Power.  Mt. Holly purchases all of its power requirements from Santee Cooper under a take-or-pay service agreement that runs through 2015. See Long-term Supply Contracts - Electrical Power Supply Agreements above for additional information.

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

Legislation has been passed in West Virginia that gives us the ability to enter into discussions with the public service commission in regard to an enabling power contract for the curtailed plant.  We are currently engaged in discussions with the utility as well as the labor union.  Until those discussions are further progressed it is not possible to predict when or if a restart of the plant might occur.

Power.  Appalachian Power Company (“APCo”) supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs, which are subject to change.  In July 2006, the Public Service Commission of the State of West Virginia approved a special rate mechanism in connection with an increase in the applicable tariff rates.  Under the special rate mechanism, Ravenswood may be excused from or may defer the payment of the increase in the tariff rate if aluminum prices as quoted on the LME fall below pre-determined levels.

Employees.  The bargaining unit employees at Ravenswood represented by the USWA were under a labor agreement that expired in August 2010.  Negotiations for a new labor agreement are ongoing.

Amendments to retiree medical benefits.  As of January 1, 2011, CAWV no longer provides retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.

Helguvik project

The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland and is owned and would be operated through our Nordural Helguvik ehf subsidiary.  This site provides a flat location and existing harbor, as well as proximity to the international airport, the capital and other industry.

We commenced construction of the Helguvik project in June 2008.  We significantly reduced construction activity and spending on the project in late 2008 in response to the global financial crisis and deterioration of Icelandic economic and political conditions.  Construction activity and spending on the project remains significantly curtailed pending confirmation from the contracted power suppliers that they will be able to deliver the required power per an agreed schedule.  See “Long-term Supply Contracts – Electrical Power Supply Agreements” and Item 1A, “Risk Factors – If we are unable to procure a reliable source of power the Helguvik project may not be feasible.”  We are working to complete the activities required for a full restart of construction activity at Helguvik as soon as we have resolution of the power supply issues.  Capitalized costs for the project through December 31, 2011 were approximately $138 million, withapproximately $13 million incurred during 2011.

See Item 1A, “Risk Factors – Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable at this time” and “If we are unable to procure a reliable source of power the Helguvik project may not be feasible.”

Power Supply Agreements.  Nordural Helguvik has signed electrical power supply agreements with HS and OR to supply power to the Helguvik smelter.  Each of HS and OR have alleged that certain conditions to the delivery of power under the power supply agreements have not been satisfied.    The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011.  This power is being utilized at Grundartangi until the first stage of the Helguvik project has been completed.  No other power is currently available under either power purchase agreement.

Helguvik Investment Agreement.  An Enabling Act for an Investment Agreement with the Government of Iceland for Helguvik, which governs certain meaningful aspects of the project such as the fiscal regime, was approved in April 2009 by the Icelandic Parliament.  In July 2009, the European Surveillance Authority approved the Investment Agreement and in August 2009 Nordural Helguvik ehf and the Icelandic Minister of Industry executed the agreement.  Among other things, the Investment Agreement includes a commitment by the Government of Iceland to assist us in obtaining necessary regulatory approvals for completion of the Helguvik project.

Environmental Impact Assessment.  In October 2007, Nordural received a positive opinion from the Icelandic Planning Agency on the Environmental Impact Assessment (“EIA”) for the proposed Helguvik smelter.

Transmission Agreement. Nordural Helguvik entered into a transmission agreement with Landsnet hf (“Landsnet”) to provide an electrical power transmission system to the Helguvik project.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.  As a result of delays in construction of the Helguvik project, the parties are currently in discussions with respect to the timeline for construction of the transmission system.

Operating License. In September 2008, the Environmental Agency of Iceland issued an Operating License for the Helguvik smelter project.  The license authorizes production of up 250,000 mtpy.

Other agreements.  We have also entered into a site and harbor agreement with respect to the Helguvik project.

Joint Venture Facility

Baise Haohai Carbon Company, Ltd.

In 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The BHH facility has an anode production capacity of 180,000 mtpy and a cathode baking and graphitization capacity of 20,000 mtpy.  Construction of the facility was completed in 2008.

We paid $27.6 million for the investment and loaned BHH an additional $9.4 million.  Through December 2011, BHH has repaid $6.2 million on the loan.  Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.

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

Employees

As of December 31, 2011, we employed approximately 1,300 employees.

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

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply, political and economic conditions and other related factors.  For example, aluminum warehouse inventory levels were at or near historically high levels in 2010 and 2011, which may cause primary aluminum prices to fall as such inventory enters the market.  Historically, aluminum prices have been volatile, and we expect such volatility to continue.

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

Our business depends upon the adequate supply of alumina, electricity, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes and other raw materials at competitive prices.  Disruptions to the supply of these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant, as applicable.  For some of these production inputs, such as power and anode supply, we rely on a single or limited number of suppliers.

Any disruption may require us to purchase these products on the spot market on less favorable terms than under our current agreements due to the limited number of suppliers of these products or other market conditions.  In addition, we may not be able to obtain alumina in the future at prices that are based on the LME.  Because we sell our products based on the LME price for primary aluminum, we would not be able to pass on any increased costs of raw material that are not linked to the LME price to our customers.  A disruption in our materials or electricity supply may adversely affect our operating results if we are unable to secure alternate supplies of materials at comparable prices.

Certain of our alumina and electricity supply contracts contain “take-or-pay” obligations.

We have obligations under certain contracts to take-or-pay for specified quantities of alumina and electricity over the term of those contracts regardless of our operating requirements.  Our financial position and results of operations may therefore be adversely affected by the market price for alumina and electric power even if we were to curtail unprofitable production capacity (or delay construction of new capacity) as we will continue to incur costs under these contracts to meet or settle our contractual take-or-pay obligations.  If we were unable to use such electrical power or raw materials in our operations or sell them at prices consistent with or greater than our contract costs, we could incur significant losses under these contracts.  In addition, these commitments may also limit our ability to take advantage of favorable changes in the market prices for electricity or raw materials and may have a material adverse effect on our business, financial position, results of operations and liquidity.

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

We use large amounts of electricity to produce primary aluminum.  Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and prolonged losses of power may result in the hardening or “freezing” of molten aluminum in the pots where it is produced, which could require an expensive and time consuming restart process.  Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters or other catastrophic events.  See “Unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business.” At several of our facilities, an alternative supply of power in the event of a disruption may not be feasible.  If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses.

We operate our plants at close to peak amperage.  Accordingly, even partial failures of high voltage equipment could affect our production.  We maintain property and business interruption insurance to mitigate losses resulting from catastrophic events, but are required to pay significant amounts under the deductible provisions of those insurance policies.  In addition, the coverage under those policies may not be sufficient to cover all losses, or may not cover certain events.  Certain of our insurance policies do not cover any losses that may be incurred if our suppliers are unable to provide power during periods of unusually high demand.  Certain losses or prolonged interruptions in our operations may trigger a default under certain of our outstanding indebtedness and could have a material adverse effect on our business, financial position, results of operations and liquidity.

International operations expose us to political, regulatory, currency and other related risks.

We receive a significant portion of our revenues from our international operations, primarily in Iceland.  These operations expose us to risks, including unexpected changes in foreign laws and regulations, political and economic instability, challenges in managing foreign operations, increased costs to adapt our systems and practices to those used in foreign countries, taxes, export duties, currency restrictions, tariffs and other trade barriers, and the burdens of complying with a wide variety of foreign laws.  Changes in foreign laws and regulations are generally beyond our ability to control, influence or predict and future adverse changes in these laws could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, we may be exposed to fluctuations in currency exchange rates and, as a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. As we continue to explore other opportunities outside the U.S., including the Helguvik project, our currency risk with respect to the Icelandic Krona and other foreign currencies will significantly increase.

If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted.

Iceland is important to our business.  Disruptions in Iceland’s economic, financial and political systems have decreased the stability of Iceland’s economy and financial markets and made cash management activities in Iceland more challenging.  For example, the Icelandic government and the Central Bank of Iceland are restricting the free transfer of funds outside of Iceland and, specifically, foreign currency within and outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic, financial or political conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to operate our Grundartangi smelter, including paying vendors, processing payroll and receiving payments, as well as our ability to complete the Helguvik project could be adversely impacted, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

We require substantial resources to pay our operating expenses and fund our capital expenditures, including construction at our Helguvik smelter site and the investment programs at our Grundartangi and Hawesville smelters.  In addition, if we were to resume operations at our Ravenswood smelter, we would incur substantial capital expenditures, working capital funding and operating expenses.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could require substantial liquidity and access to sources of funds, including from capital and credit markets.  Changes in global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  If, among other factors, primary aluminum prices were to decline, our costs are higher than contemplated, we suffer unexpected production outages, or Icelandic laws change and either increase our tax obligations or limit our access to cash flow from our Icelandic operations, we would need to identify additional sources of liquidity.

If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures, take advantage of market opportunities or fund operations, capital expenditure or other obligations, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our business and growth prospects may be negatively impacted by past or future reductions in our capital expenditures or curtailment of production capacity.

In response to the global economic downturn and related disruptions in the financial markets, in 2008 and 2009 we curtailed significant production capacity and reduced capital expenditures.  Certain of these assets remain curtailed or delayed, including our Ravenswood smelter and the development of our Helguvik smelter.  Our ability to take advantage of improved market conditions may be constrained by these earlier curtailments, capital expenditure restrictions and other similar actions, and the long-term value of our business could be adversely impacted.  Our position in relation to our competitors may also deteriorate.  We may also be required to address commercial and political issues in relation to our reductions in capital expenditures or operational curtailment in certain of the jurisdictions in which we operate.  In addition, if we do not eventually resume operations at Ravenswood, we may be required to recognize a loss related to all or a portion of the assets of this facility.  Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable at this time.

Nordural Helguvik ehf, our indirect, wholly owned subsidiary, has significantly curtailed construction activity and spending at our Helguvik project in response to the recent global economic conditions, Icelandic economic and political conditions and ongoing discussions with the power companies contracted to provide power to the Helguvik project.  See “If we are unable to procure a reliable source of power, the Helguvik project may not be feasible,” and “If economic and political conditions in Iceland deteriorate further, our financial position and results of operations could be adversely impacted.”  Nordural Helguvik cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner.  If we fail to achieve operations at Helguvik, we may have to recognize a loss on our investment, which would have a material adverse impact on our future earnings.

If we decide to proceed with the Helguvik project, this project is subject to various contractual approvals and conditions.  Many of the contractual arrangements related to the Helguvik project have time periods for performance.  The delay in restarting major construction and completing the Helguvik project has caused Nordural Helguvik to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments, including with respect to power, transmission, technology, equipment and construction.  There can be no assurance that the contractual arrangements and conditions, including extensions,  necessary to proceed with construction of the Helguvik project will be obtained or satisfied on a timely basis or at all.  In addition, such approvals or extensions may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint.  Even if we receive the necessary approvals and extensions on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, we will also need to procure a reliable source of power, arrange additional financing and either enter into tolling arrangements or secure a supply of alumina as well as other raw materials.  In addition, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project infeasible.

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

Further delay in the completion of the project or increased costs could have a material adverse effect on our business, financial condition, results of operations and liquidity.

If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.

The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter.  Nordural Helguvik has entered into agreements with two providers of geothermal power, HS and OR.  Each of HS and OR has alleged that certain conditions to the delivery of power under the power agreements have not yet been satisfied.  If we are unable to reach agreement with each of HS and OR, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.  Any failure to complete the Helguvik project could have a material adverse effect on our business, financial condition, results of operations and liquidity.

The generation of the contracted power for the Helguvik project will also require successful development of new geothermal energy sources within designated areas in Iceland and completion of the necessary transmission infrastructure to service the Helguvik project.  If there are construction delays or technical difficulties in developing these new geothermal energy sources or transmission infrastructure, power may be delayed or may not be available.  Development of the generation and transmission infrastructure is expensive and requires significant resources from the power and transmission providers.  Factors which could delay or impede the generation and transmission of electric power are substantially beyond our ability to control, influence or predict, including the power and transmission providers’ ability to finance and obtain necessary permits, real property and other rights for the development of new geothermal energy sources and associated transmission infrastructure.  In addition, if Nordural Helguvik is unable to proceed with the Helguvik project, it may incur significant reimbursement obligations for certain costs incurred by third party providers under transmission and other agreements entered into in connection with the Helguvik project and remain subject to significant power commitments already confirmed under its agreement with OR.  If the power or transmission providers are unable to provide or transmit the contracted amounts of power, such failure could substantially delay or make the Helguvik project infeasible and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

In 2011, we derived approximately 80% of our consolidated sales from our three major customers: Southwire Glencore and BHP Billiton.  We currently have long-term primary aluminum sales or tolling contracts with each of these customers. However, a significant downturn or further deterioration in the business or financial condition of one of these major customers could affect our results of operations. In addition, a loss of any of these customers could have a material adverse effect on our financial condition, results of operations and liquidity.

Our ability to access the credit and capital markets on acceptable terms may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

Our credit rating was adversely affected by the downturn in global economic and financial conditions, curtailment of our Ravenswood smelter and the substantial levels of our existing indebtedness.  Our availability under our revolving credit facility is dependent on our domestic accounts receivable and inventory which secure the facility.  Curtailment of production capacity at Ravenswood has reduced the amount of domestic accounts receivable and inventory available to secure this facility and further curtailments of domestic production capacity could further reduce availability under our revolving credit facility.  Our existing credit ratings, or any future negative actions the credit agencies may take, could negatively affect our ability to access the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.  An inability to access capital and credit markets when needed could have a material adverse effect on our business, financial condition, results of operations and liquidity.

We may be unable to continue to compete successfully in the highly competitive markets in which we operate.

We are engaged in a highly competitive industry. Aluminum also competes with other materials, such as steel, copper, plastics, composite materials and glass, among others, for various applications. Many of our competitors are larger than us and have greater financial and technical resources than we do. These larger competitors may be better able to withstand reductions in price or other adverse industry or economic conditions. Similarly, competitors with superior cost positions to ours may be better able to withstand reductions in price or other adverse industry or economic conditions. If we are not able to compete successfully, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Because we own less than a majority of some of our operating assets, we cannot exercise complete control over their operations.

We have limited control over the operation of some of our operating assets, including the Mt. Holly smelter and the BHH carbon anode and cathode facility, because we beneficially own less than a majority of the ownership interests in such assets.  While we seek to exert as much influence with respect to the management and operation of such assets as possible, we are dependent on our co-owners to operate such assets.  Our co-owners may not have the level of experience, technical expertise, human resource management and other attributes to operate these assets optimally.  In addition, our co-owners may have interests, objectives and incentives with respect to such assets that differ from our own.

We require significant cash flow to meet our debt service requirements, which increases our vulnerability to adverse economic and industry conditions, reduces cash available for other purposes and limits our operational flexibility.

As of December 31, 2011, we had an aggregate of approximately $257 million principal amount of outstanding debt.  We may incur additional debt in the future.

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

Our ability to pay interest on and to repay or refinance our debt and to satisfy other commitments will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control.  Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, or to fund our other liquidity needs.  If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital.  There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all, and if we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.

We may incur substantial additional debt in the future. Although the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Senior Secured Notes due 2014 (the “8.0% Notes”) limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  For example, as of December 31, 2011, approximately $58 million was available to us for borrowing under our revolving credit facility.  In addition, the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Notes do not prevent us from incurring certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt or other obligations, would increase.

Our debt instruments subject us to covenants and restrictions

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

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  As a result of poor investment returns, the benefit plans we maintain were underfunded as of December 31, 2011.  If capital markets experience further significant losses, pension fund balances would likely fall and additional cash contributions to the pension funds will be required.  Additionally, in June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed that a “cessation of operations” under the Employee Retirement Income Security Act of 1974 (“ERISA”) had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility and requested that we engage in discussions with the PBGC relating thereto.  While we do not believe a “cessation of operations” under ERISA has occurred, if such a determination is ultimately made by the PBGC, it may be necessary for Century Aluminum of West Virginia to accelerate the timing of additional contributions to certain of its defined pension plans or post other collateral with the PBGC or negotiate an alternative agreement.

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

Implementation of these potential regulatory changes or others is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  As a result of the foregoing, we may incur increased capital expenditures resulting from required compliance with such regulatory changes, increased energy costs, costs to purchase or profits from sales of, allowances or credits under a “cap and trade” system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.  For example, “cap and trade” legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

Unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business.

We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters in 2010 and 2011, including significant volcanic eruptions and earthquakes.  In addition, our Grundartangi smelter lost power for approximately three hours in January 2012 as the result of damage sustained due to abnormal and extreme weather conditions at an offsite electrical substation owned and operated by the national power grid operator.

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

Accordingly, our past or future acquisitions might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Any restart of the Ravenswood smelter would involve significant risks and uncertainties

In 2009, we curtailed all operations at our Ravenswood smelter.  Any potential restart of operations at the Ravenswood smelter would involve significant risks and uncertainties, including:

•	we may spend time and incur significant costs and liabilities pursuing a restart that does not occur or that does not achieve the anticipated benefits; and

•	it may be challenging for us to manage our existing business as we restart operations at Ravenswood.

Accordingly, any potential restart of operations at Ravenswood might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Our ability to utilize certain net operating loss carryforwards to offset future taxable income may be significantly limited if we experience an “ownership change” under the Internal Revenue Code.

As of December 31, 2011, we had net operating loss carryforwards of approximately $1.4 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five−percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three−year period. Future transactions in our stock that may not be in our control may cause us to experience an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

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

In addition, while our Tax Benefit Preservation Plan expired in 2010, our board of directors could re-implement the Tax Benefit Preservation Plan or other similar plan that would cause substantial dilution to any person or group who attempts to acquire a significant interest in us without advance approval from our board of directors.

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

Our relationship with Glencore may also deter a takeover.  As of December 31, 2011, we believe that Glencore beneficially owned, through its common stock, approximately 42% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 46% economic ownership of Century.  In addition, four members of our Board of Directors are employees or former employees of Glencore.

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

Except for our Ravenswood facility, which was fully curtailed in February 2009, all of our facilities are operating above, at or near their productive capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

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

In November 2011, we were named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  We believe these claims are without merit and intend to vigorously defend our self against them.   The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses relating to this matter at this time.

In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California.  The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees.  In March 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court dismissing their claims.  The notice of appeal remains pending before the U.S. Court of Appeals for the Ninth Circuit.

Item 4. Mine Safety Disclosures

Not applicable.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of February 29, 2012.

Name	Age	Position and Duration
Michael A. Bless	46	President and Chief Executive Officer since November 2011. Executive Vice President and Chief Financial Officer from January 2006 to October 2011.
William J. Leatherberry	41
Executive Vice President, Chief Legal Officer, General Counsel and Secretary since January 2010.  Senior Vice President, General Counsel and Assistant Secretary from April 2009 to December 2009.  Vice President, Assistant General Counsel and Assistant Secretary from January 2008 to March 2009.  Assistant General Counsel and Assistant Secretary from July 2007 to December 2007, Corporate Counsel and Assistant Secretary from May 2007 to June 2007 and Corporate Counsel from January 2005 to April 2007.

Steve Schneider	56	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006.
Michelle M. Harrison	36	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, Corporate Financial Analyst from May 2000 to October 2005.
John E. Hoerner	54	Vice President – North America Operations since September 1, 2011.
David Kjos	59	Vice President of Major Projects, Technology & Sustainability since October 2011. Vice President Operations – Iceland since June 2007.

Prior to joining Century, Mr. Hoerner served as General Director of Finished Production for the Western Division of RUSAL from 2010 to August 2011 and Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) from 2003 through 2010.

Prior to joining Century, Mr. Kjos was the Vice President and Director of Cygnus, Inc. from February 2006 through June 2007.

Messrs. Bless, Leatherberry and Schneider and Ms. Harrison joined Century in 2006, 2005, 2001 and 2000, respectively.  Their respective biographical information is set forth in the table above.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol: CENX.  The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.

	2011		2010
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$19.00	$13.90	$18.77	$10.13
Second quarter	$20.76	$13.60	$16.75	$8.57
Third quarter	$16.55	$8.72	$13.26	$8.25
Fourth quarter	$12.30	$7.25	$16.59	$11.62

Holders

As of February 3, 2012, there were 24 holders of record of our common stock, which does not include the much larger number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividend Information

We did not declare dividends in 2011 or 2010 on our common stock.  We do not plan to declare cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing the 8.0% Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 Debt to the consolidated financial statements included herein.

Stock Performance Graph

The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P Composite Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2006 and the reinvestment of dividends.

200
150
100
50
0
12/31/2006
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
Century Aluminum Company
S&P 500 Index - Total Returns
Morningstar Aluminium Index

Comparison of Cumulative Total Return to Stockholders December 31, 2006 through December 31, 2011

As of December 31,	2006	2007	2008	2009	2010	2011
Century Aluminum Company	$100	$121	$22	$36	$35	$19
Morningstar Aluminum Index	100	145	42	72	72	39
S&P 500 Index	100	105	66	84	97	99

Issuer Purchases of Equity Securities during the three months ended December 31, 2011

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31, 2011	—	$—	—	$21,193,000
November 1 through November 30, 2011	375,000	8.50	375,000	18,005,000
December 1 through December 31, 2011	386,303	$10.08	386,303	$14,109,000
Total October 1 through December 31, 2011	761,303		761,303

(1)
On August 11, 2011, our Board of Directors authorized a $60 million stock repurchase program.  Under the program, Century is authorized to repurchase up to $60 million of our outstanding shares of common stock, from time to time, on the open market at prevailing market prices, in block trades or otherwise.  The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of our common stock and other factors.  The stock repurchase program may be suspended or discontinued at any time.

Item 6. Selected Financial Data

The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of each of the years ended December 31, 2011 and 2010 and the selected consolidated statement of operations data for each of the years ended December 31, 2011, 2010 and 2009 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of each of the years ended December 31, 2009, 2008 and 2007 and the selected consolidated statement of operations data for each of the years ended December 31, 2008 and 2007 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein.

Our selected historical results of operations include:

•	the restart of the curtailed potline at our 244,000 mtpy Hawesville smelter in the second quarter of 2011;
•	the curtailment of operations of our 170,000 mtpy Ravenswood smelter which became fully curtailed in the first quarter of 2009;
•	the curtailment of one potline at our 244,000 mtpy Hawesville smelter in the first quarter of 2009;
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

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2011 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
Net sales	$1,356,424	$1,169,271	$899,253	$1,970,776	$1,798,163
Gross profit (loss)	89,522	112,396	(65,665)	311,624	363,463
Operating income (loss)	47,296	102,980	(97,456)	168,557	303,543
Net income (loss)	11,325	59,971	(205,982)	(895,187)	(105,586)

Income (loss) per share:
Basic and diluted	$0.11	$0.59	$(2.73)	$(20.00)	$(2.84)

Dividends per common share	$0.00	$0.00	$0.00	$0.00	$0.00
Total assets	1,811,094	1,923,056	1,861,750	2,035,358	2,566,809
Total debt (6)	271,285	314,919	298,678	435,515	402,923
Long-term debt obligations (7)	263,470	261,621	247,624	275,000	250,000

	Year Ended December 31,
	2011 (1)	2010 (2)	2009 (3)	2008 (4)	2007 (5)
Other information:
Shipments – Primary aluminum:
Direct shipments (MT)	334,889	317,940	329,327	532,320	531,561
Toll shipments (MT)	267,253	267,455	275,799	271,451	235,390
Average realized price per metric ton:
Direct shipments	$2,577	$2,297	$1,728	$2,700	$2,494
Toll shipments	$1,839	$1,634	$1,198	$1,966	$2,006
Average LME price:
Per metric ton	$2,398	$2,173	$1,665	$2,573	$2,638
Average Midwest premium:
Per metric ton	$169	$138	$104	$93	$69

(1)
Net income includes a charge of $19.8 million for lower of cost or market inventory adjustments, an after-tax benefit of $18.3 million for changes to the Century of West Virginia retiree medical benefits program, a charge related to the restart of a curtailed potline at Hawesville of $8.6 million and a charge of $7.7 million in the second quarter related to contractual impact of changes in our Board of Directors and executive management team.

(2)
Net income includes an after-tax benefit of $56.7 million for changes to the Century of West Virginia retiree medical benefits program, a charge of $10.5 million for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4.6 million due to the continued curtailment of the Ravenswood facility.

(3)
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

(4)
Net loss includes an after-tax charge of $742.1 million (net of gain on settlement) for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting, a $515.1 million tax adjustment to establish reserves on deferred tax assets, a $94.9 million charge for goodwill impairment and an inventory write down to market value of $55.9 million.

(5)	Net loss includes an after-tax charge of $328.3 million for mark-to-market losses on forward contracts that do not qualify for cash flow hedge accounting.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We produce primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand.  The key determinants of our results of operations and cash flow from operations are as follows:

•
Our selling price is based on the LME price of primary aluminum and is influenced by regional premiums and, at certain times, by fixed price sales contracts.  In addition, we earn further premiums on value-added products.

•	In normal circumstances, our facilities operate at or near capacity, and fluctuations in volume, other than through curtailments, acquisitions or expansion, generally are small.

•
The principal components of cost of goods sold are alumina, electrical power, labor and carbon products, which in aggregate exceed 80% of our cost of goods sold.  Many of these costs are governed by long-term contracts.

Shipment volumes, average realized price and cost of goods sold per metric ton shipped are our key performance indicators.  Revenue can vary significantly from period to period due to the fluctuations in the LME and Midwest price of primary aluminum.  Any adverse changes in the conditions that affect shipment volumes or the market price of primary aluminum could have a material adverse effect on our results of operations and cash flows.  Fluctuations in working capital are influenced by shipments, the LME and Midwest price of primary aluminum, cost of electricity and materials, and by the timing of cash receipts from major customers and disbursements to our suppliers.

Historical LME and Midwest Transaction Price

U.S. Dollarsper metric ton
3,500
3,000
2,500
2,000
1,500
1,000
2006
2007
2008
2009
2010
2011
2012
Midwest Transaction
LME

Our operating results vary significantly with changes in the price of primary aluminum and the raw materials used in its production, including electrical power, alumina, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes. Because we sell our products based principally on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations through the use of various fixed-price commitments, financial instruments and by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.

Electricity represents our single largest operating cost. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs. An increase in these costs would increase the price these facilities pay for electricity.  Costs under the Mt. Holly and Hawesville electricity contracts have substantially increased in recent years, due in part to rising fuel prices.  As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be affected by the price for electric power even if we curtailed production capacity at these facilities.

We expect that future electric power costs in the U.S. will present severe challenges to our domestic smelting operations.  Recently proposed environmental rules affecting coal-fired power plants are expected to have a disproportionate impact on the electrical power providers for our smelting operations in Kentucky, South Carolina and West Virginia.  Under the rules proposed by the Environmental Protection Agency (the “EPA”) new limits on the emission on mercury, sulfur dioxide and other toxic air pollutants would require existing power plants to make significant capital investments in order to comply with the new standards.  We expect that these new rules will result in power providers shutting down a significant portion of their coal-fired power generation capacity.  The power generating facilities that remain open will incur substantial compliance costs.  The reduced power generation capacity and the additional compliance costs are forecasted to put upward pricing pressure for electrical power, particularly in areas with high concentrations of coal-fired power generation facilities like Kentucky and West Virginia.

The average LME price for primary aluminum for 2011 rose to $2,398 per metric ton; however, prices declined to approximately $2,000 by year end.  The average LME price in 2011 was up significantly from $2,173 per metric ton in 2010 and was $1,665 per metric ton in 2009.  Demand for aluminum products continued to improve in 2011 with strong growth in Asia and some improvement in developed markets.  Commodity prices for other metals (copper in particular) remained relatively high in 2011, resulting in a pricing relationship between these metals and primary aluminum that was inconsistent with historic trends.  If current pricing trends continue, there may be some modest additional demand for primary aluminum products from substitution for these higher priced metals.

During the first half of 2011, higher LME prices provided an incentive to producers to restart idled capacity worldwide.  However, with lower LME prices in the second half of 2011, no new restarts were announced outside of China and several capacity closures in Europe and Australia were announced in early 2012.  Industry analysts have forecasted that the aluminum market will have surplus production in the near future which may exert downward pressure on LME prices for primary aluminum; however, global cost pressures for aluminum producers are expected to provide some support for metal prices as a significant portion of aluminum producers were producing at a cost above the metal price at year end 2011.

Current primary aluminum warehouse inventories remain at or near historically high levels.  Traditionally, high inventory levels tend to exert downward pressure on the LME price for primary aluminum; however this relationship is contrary to what we have observed in recent history.  In addition, high warehouse inventory levels would also traditionally cause weakened premiums, but premiums in 2011 remained at or near multi-year highs in the U.S and Europe.  It is not possible to predict how long these conditions will continue, but unless there is discipline from suppliers in curtailing uneconomic production as well as improving conditions for metal demand, we may experience lower LME prices for primary aluminum and lower premiums.

Recent Developments

Century appoints Michael Bless as President and Chief Executive Officer

In February 2012, we announced that our Board of Directors had appointed Michael Bless President and Chief Executive Officer of Century.  Mr. Bless, who was named Acting President and CEO in November 2011, had previously served as Century's Executive Vice President and Chief Financial Officer since January 2006.

Mr. Bless succeeded Logan Kruger, who terminated his employment with Century and resigned as a member of the Board of Directors.  Mr. Kruger has also brought a lawsuit against Century alleging a breach of contract and wrongful termination. We believe these claims are without merit and we intend to vigorously defend against them.  See Item 3 “Legal Proceedings” and Note 15 Commitments and contingencies in the consolidated financial statements included herein.

Nordural Helguvik receives favorable results in power arbitration

In December 2011, Nordural Helguvik hf received the results of its arbitration with HS Orka hf, one of the power suppliers to its Helguvik greenfield project.  The arbitration panel ruled that the parties' power contract remains in force in accordance with its terms and that HS Orka remains obligated to provide the full amount of contracted power to Nordural, subject to the satisfaction of certain remaining conditions.  We are currently in discussions with HS Orka with respect to the satisfaction of these conditions.

Grundartangi labor contract wage negotiations completed

In September 2011, we reached an agreement on the revised wage terms under our existing labor agreement with the five labor unions representing approximately 84% of workers at Grundartangi.  The wage and other terms of the labor agreement expire on December 31, 2014.

Stock Repurchase Program

In August 2011, our Board of Directors approved a $60 million stock repurchase program.  From August 11, 2011 through December 31, 2011, we repurchased 4,386,521 shares of common stock at an aggregate purchase price of $45.9 million.  We had $14.1 million remaining under the repurchase program authorization as of December 31, 2011.  See Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for additional information about the program.

Century names new Vice President – North America Operations

In August 2011, we announced that John Hoerner was named Vice President - North America Operations, effective September 1, 2011.   Mr. Hoerner comes to Century from RUSAL, where he most recently served as Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) as well as General Director of Finished Production for the Western Division of RUSAL.

Restart and production inefficiencies impact our U.S. primary aluminum output

Our U.S. primary aluminum production for 2011 was negatively affected by Hawesville's slower than anticipated return to full stable operations following the restart of its curtailed potline earlier this year.  In addition, the plant experienced reduced production efficiencies and higher costs related to the unstable conditions which prevailed during the majority of the year.  Though the plant has essentially returned to full production, we currently expect that Hawesville will return to full stable operations in the first quarter of 2012.

1.75% Notes redemption

In May 2011, we redeemed all of the issued and outstanding 1.75% Notes in accordance with their terms.  The 1.75% Notes were redeemed at 100% of their principal amount plus accrued and unpaid interest.  The redemption of the 1.75% Notes was funded with the available cash on hand.

Stockholder class actions dismissed and appealed

In March 2011, the purported stockholder class actions pending against us consolidated as Century Aluminum Company Securities Litigation were dismissed with prejudice by the U.S. District Court for the Northern District of California.  In March 2011, plaintiffs filed a notice of appeal.

Pension and benefit plan contributions

During 2011, we made contributions of approximately $17.7 million to the qualified defined benefit plans we sponsor.  In addition, at the time three directors designated for nomination to our Board of Directors were elected, it was determined a “change of control” occurred under the terms of the non-qualified SERB.  As a result, we were required to make a $16.7 million contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  Our qualified defined benefit plan and non-qualified SERB contributions were $34.4 million during the year.  In addition, we provided $2.1 million in funding for defined benefit plans at the Mt. Holly facility.

Results of Operations

The following discussion reflects our historical results of operations, the comparability of which is affected by the following unusual or infrequent events:

•	the restart of operations of one potline at Hawesville in April 2011;
•	the curtailments of operations of Ravenswood’s remaining three potlines and one potline at Hawesville in February 2009 and March 2009, respectively; and,
•	the transfer of our 50% ownership positions in Gramercy and St. Ann to Noranda on September 1, 2009.

Accordingly, the results for fiscal years 2010 and 2009 are not fully comparable to the results of operations for fiscal year 2011.  We believe that our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our consolidated financial statements included herein.

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(93.4)	(90.4)	(107.3)
Gross profit (loss)	6.6	9.6	(7.3)
Other operating income - net	0.3	3.2	1.8
Selling, general and administrative expenses	(3.4)	(4.0)	(5.3)
Operating income (loss)	3.5	8.8	(10.8)
Interest expense – third party	(1.8)	(2.2)	(3.4)
Interest income (expense) – related parties	—	—	0.1
Interest income – third party	—	0.1	0.2
Loss on early extinguishment of debt	—	—	(0.3)
Net gain (loss) on forward contract	—	(0.9)	(2.2)
Other expense - net	(0.1)	—	(0.3)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	1.6	5.8	(16.7)
Income tax benefit (expense)	(1.0)	(1.0)	1.4
Income (loss) before equity in earnings (losses) of joint ventures	0.6	4.8	(15.3)
Equity in earnings (losses) of joint ventures	0.2	0.3	(7.6)
Net income (loss)	0.8%	5.1%	(22.9)%

The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per metric ton shipped:

Primary Aluminum shipments
	Direct (1)
	Metric tons	$/metric ton
2011	334,889	$2,577
2010	317,940	2,297
2009	329,327	1,728
	Toll
	Metric tons	$/metric ton
2011	267,253	$1,839
2010	267,455	1,634
2009	275,799	1,198

(1)	Direct shipments do not include toll shipments from Grundartangi.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net sales:  Net sales for the year ended December 31, 2011 increased $187.1 million to $1,356.4 million.  Higher price realizations for primary aluminum in the year ended December 31, 2011, contributed $148.9 million to the sales increase.  The monthly average LME cash price for 2011 was up 6% from the monthly average LME cash price in 2010.  Higher net sales volume positively impacted the year over year sales increase by $38.2 million.  Direct shipments increased 16,949 metric tons from the same period in 2010 due to the restart of curtailed capacity at Hawesville and the increase in direct sales from Grundartangi.  Toll shipments declined 202 metric tons from the same period in 2010.

Gross profit (loss):  During 2011, higher price realizations, net of LME based alumina and power cost increases, increased gross profit by $97.3 million.  Higher shipment volume contributed $2.4 million to the increase in gross profit.  Offsetting these increases were $102.4 million in net cost increases comprised of:  increased costs for power at our U.S. smelters, $18.0 million; increased costs for maintenance, supplies and materials, $82.2 million; other cost increases, $3.4 million; and lower depreciation charges, $1.2 million.

Of the $82.2 million in increased costs for maintenance, supplies and materials, 70% of the increase relates to the cost of carbon and bath products required to produce aluminum.  A significant portion of the remaining cost increases relates to the restart of a potline at Hawesville, inefficiencies and instabilities experienced during and, subsequent to, the restart and resultant under-absorption of costs.

A decline in LME prices at the end of 2011 resulted in a decline in the market value of our inventory below its cost basis, resulting in charges to cost of goods sold of $19.8 million in 2011.  We recorded a favorable net inventory adjustment of $0.4 million in 2010.  On a year to year comparative basis, this negatively impacted the change in gross profit by an additional $20.2 million.

Other operating income – net: Other operating income is primarily related to items associated with Ravenswood.  In addition to the on-going costs at the curtailed facility, in 2011 and 2010, we recorded credits of $18.3 million and $56.7 million, respectively, due to the elimination of medical benefits for retirees of Ravenswood.  In addition, we recorded a charge of $1.1 million in 2011 for pension benefits that will be payable to a group of employees whose combination of age, years of service and lay-off status make them eligible for accelerated pension benefits in 2012.  We recorded a charge of $4.6 million in 2010 for pension benefits that will be payable to a group of employees whose combination of age, years of service and lay-off status made them eligible for accelerated pension benefits in 2011.

Selling general and administrative expenses:  During 2011, outside professional support, employee-related expenses and administrative spending to support the Helguvik project were lower than those recorded in 2010.  Off-setting these cost improvements in 2011 were charges of $7.7 million in the second quarter related to the accelerated vesting of share-based compensation plans arising from changes in the Company’s Board of Directors and serverance accruals for changes in the executive management team.

Net gain (loss) on forward contracts:  The net gain (loss) on forward contracts in 2011 and 2010 relates primarily to marking-to-market options that were put in place to provide partial downside price protection for our domestic facilities.  At the end of 2011, the unexpired put options increased in value due to declining LME prices for primary aluminum.  At the end of 2010, the unexpired put options decreased in value due to rising LME prices for primary aluminum.  Changes in the value of unexpired put options, along with the write-off of expired contracts in both 2011 and 2010, resulted in a year over year improvement of $11.3 million in this category.

Tax provision:  Our 2011 and 2010 income tax expense is related to our net income in Iceland with a partial offset to expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees at Ravenswood.

Equity in earnings (losses) of joint ventures: The amounts reported in both years primarily reflect the results of Century’s joint venture, BHH.

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

Other operating income – net:  During 2010, we recorded credits of $56.7 million due to the elimination of medical benefits for retirees of the Ravenswood facility.  We recorded a charge of $4.6 million for pension benefits that will be payable to a group of employees whose combination of age, years of service and lay-off status make them eligible for accelerated pension benefits in 2011.  Ongoing site costs, severance and related employee costs at the Ravenswood facility account for the remaining $14.7 million of charges in this category.

During 2009, the expenses associated with the curtailed potlines at our Ravenswood and Hawesville facilities were $41.7 million. This amount includes expenses incurred to curtail operations and to maintain the Ravenswood facility in a curtailed state.  See Note 3 Curtailment of Operations – Ravenswood and Hawesville in consolidated financial statements included herein.

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

Net loss on forward contracts:  The net gain (loss) on forward contracts of $10.5 million for the year ended December 31, 2010 relates to marking-to-market options that were put into place to provide partial downside price protection for our Hawesville facility.

For the year ended December 31, 2009, the net gain (loss) on forward contracts was $19.4 million. Over half of the net loss reported for the year ended December 31, 2009 relates to marking-to-market options that were put in place to provide partial downside price protection for our Hawesville facility.  The remainder of the loss relates to the discontinuation of cash flow hedge accounting treatment for our natural gas financial forward contracts associated with our investment in Gramercy, recognition of previously settled Icelandic krona hedges associated with the Helguvik project and losses on derivatives associated with the Hawesville and Ravenswood power contracts.

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

Liquidity and Capital Resources

Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility.  We have also raised capital in the past through the public equity and debt markets.  We continuously explore various other financing alternatives. Our principal uses of cash are the funding of operating costs (including postemployment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, repurchases of common stock, working capital and other general corporate requirements.

Our consolidated cash and cash equivalents balance at December 31, 2011 was approximately $183 million compared to $304 million at December 31, 2010.  Century's revolving credit facility matures in July 2014.  As of December 31, 2011, our credit facility had no loan amounts outstanding and approximately $58 million of net availability.  We have approximately $41 million of letters of credit outstanding under our credit facility, which allowed us to eliminate our restricted cash deposits.  Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility.

Domestic primary aluminum production for 2011 was negatively affected, primarily due to Hawesville's slower than anticipated return to full stable operations following the restart of its curtailed potline earlier this year.  We expect that our cash flow from operations will continue to be negatively impacted by these inefficiencies through the first quarter of 2012.

In August 2011, our Board of Directors approved a $60 million stock repurchase program.  Under the program, we may repurchase up to $60 million of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. Through December 31, 2011, we have expended $45.9 million under the repurchase program.  We have $14.1 million remaining under the repurchase program authorization.  The repurchase program may be suspended or discontinued at any time.

In May 2011, we used $47.1 million of available cash on hand to redeem all of our outstanding 1.75% Notes at 100% of their principal amount plus accrued and unpaid interest to May 19, 2011.  We have $249.6 million in 8.0% senior secured notes payable that will mature on May 15, 2014.  We may be required to make installment payments for the E.ON contingent obligation.  These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations.  Based on the LME forward market at December 31, 2011 and management’s estimate, we do not expect to make any payments for the E.ON contingent obligation until 2018.

During 2011, we made contributions to the qualified defined benefit plans we sponsor of approximately $17.7 million and $16.7 million in contributions to a Rabbi trust to fund the non-qualified SERB benefit obligation.  In addition, we provided $2.1 million in funding for defined benefit plans at the Mt. Holly facility.  We may choose to make additional contributions to these plans from time to time at our discretion.  Based on current actuarial and other assumptions, we expect to make additional contributions to these plans of approximately $9 million during 2012.

Effective January 1, 2011, CAWV no longer provided retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program. We expect these plan amendments will significantly reduce our future cash payments for postretirement medical benefits.  See Note 11 Pension and Other Postretirement Benefits in the consolidated financial statements included herein for additional information about the Ravenswood retiree medical benefit changes.

In addition, with the ratification of the Hawesville labor agreement, changes were made to the retiree medical benefits program for employees who retire during the term of the labor agreement. We expect these changes to the Hawesville labor agreement will significantly reduce our future cash payments for postretirement medical benefits.  See Note 11 Pension and Other Postretirement Benefits in the consolidated financial statements included herein for additional information about the Hawesville retiree medical benefit changes.

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

Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through December 31, 2011 was approximately $ 6.3 million and we expect to prepay an additional $3.2 million in 2012.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018.

We received a $26.9 million withholding tax refund in Iceland in the fourth quarter of 2011 for taxes paid for intercompany dividend payments in February 2011.  We paid an additional $20 million in withholding tax for intercompany dividend payments in Iceland in 2011 and expect to pay an additional $10 million in the first quarter of 2012.  We expect to receive a withholding tax refund in the fourth quarter of 2012 related to intercompany dividend payments.  The withholding taxes and associated refunds are payable in Icelandic krona (“ISK”) and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.We do not expect to receive any material domestic tax refunds in the near future.

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

Capital expenditures for 2011 were $33.0 million, $12.9 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements.  We believe capital spending in 2012, excluding the activity on the Helguvik project, will be approximately $25 to 30 million.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project.  We have substantial future contractual commitments for the Helguvik project.  If we were to cancel the Helguvik project, we would expect to incur an additional $20 million in contract cancellation costs.  We are continuing to negotiate with the power suppliers to the project to remove all the remaining conditions to their obligations to supply contracted power.  The timing of the power availability together with other factors, including financing, will determine when we will resume major construction activity at Helguvik.  We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 million per month until the restart of major construction activities.  We cannot, at this time, predict when the restart of major construction activity will occur. See Item 1A, “Risk Factors — Construction at our Helguvik smelter site is under review.  Substantial delay in the completion of this project may increase its cost and impose other risks to completion that are not foreseeable at this time.” included herein.

Historical

Our Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009 are summarized below:

	2011	2010	2009
	(dollars in thousands)
Net cash provided by (used in) operating activities	$(2,936)	$131,510	$39,399
Net cash used in investing activities	(24,895)	(25,471)	(46,213)
Net cash provided by (used in) financing activities	(93,064)	23	75,648
Net change in cash and cash equivalents	$(120,895)	$106,062	$68,834

Net cash used in operating activities in 2011 was $2.9 million compared to cash provided by operating activities of $131.5 million in 2010.  The decrease in cash from operations in 2011 was primarily due to withholding tax payments in Iceland, pension and benefit contributions, an increase in working capital associated with the restart of Hawesville and the reduction of the benefits received for the E.ON contractual receivable in 2011 (the E.ON contractual receivable expired in 2010).

Net cash provided by operating activities in 2009 was $39.4 million.  Our net cash from operations was due to tax refunds partially offset by operating losses and costs of curtailed operations in 2009.

Our net cash used in investing activities in 2011 was $24.9 million compared to $25.5 million in 2010.  The decrease in cash used was primarily due to reduced restricted cash requirements and a payment received on advances to joint ventures.

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

Our net cash used in financing activities during 2011 was $93.1 million.  The use was primarily due to the redemption of the 1.75% Notes in May 2011 of $47.1 million and $45.9 million for the repurchase of common stock.

Net cash provided by financing activities during 2010 was $23 thousand from the net proceeds from the issuance of common stock from the exercise of stock options.

Net cash provided by financing activities during 2009 was $75.6 million.  We received $103.1 million in net proceeds from the issuance of common stock from our equity offering in February 2009.  We had repayments of $25.0 million on our revolving line of credit and paid financing fees of $2.4 million.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of the consolidated financial statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postemployment benefits, deferred tax assets and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

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

The Citigroup Pension Liability Index was specifically developed to meet the criteria set forth in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 715.  The published information at the end of each calendar month includes spot rate yields (zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Citigroup Pension Liability Index rate represents the discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan.

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

Therefore, as of December 31, 2011, we selected a weighted-average discount rate of 4.25% for all our pension plans and a weighted-average discount rate of 4.25% for our other postemployment benefit plans.

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans in 2011:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(10.7)	$11.9
Other postemployment benefit (“OPEB”) plans	(8.8)	9.8

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

Century assumes medical inflation is initially 10%, declining to 5% over six years and thereafter.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2011:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$1.2	$(1.0)
Effect on accumulated postretirement benefit obligation	21.1	(17.3)

Long-term Rate of Return on Plan assets assumption

We are currently using an 8.0% long-term rate of return on plan assets for the development of the net periodic cost for the defined benefit pension plans.  The rate was selected by taking into account our expected asset mix and is based on historical performance as well as expected future rates of return on plan assets.

Deferred Income Tax Assets

We regularly assess the likelihood that deferred tax assets will be recovered from future taxable income.  To the extent we believe that it is more likely than not that a deferred tax asset will or may not be realized, a valuation allowance is established.  When a valuation allowance is established or increased, an income tax charge is included in the consolidated financial statements and net deferred tax assets are adjusted accordingly.  Changes in the tax laws, statutory tax rates and future taxable income levels could result in actual realization of the deferred tax assets being materially different from the amounts provided for in the consolidated financial statements.  If the actual recovery amount of the deferred tax asset is less than anticipated, we would be required to write-off the remaining deferred tax asset and increase the tax provision.

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $774 million against all of our U.S. deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2011, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses and future market conditions.

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

We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of issues surrounding the Helguvik electrical power agreements.  In December 2011, Nordural Helguvik received the results of its arbitration with HS, one of the power suppliers to the Helguvik project.  The arbitration panel ruled that the parties' power contract remains in force in accordance with its terms and that HS remains obligated to provide the full amount of contracted power to Nordural Helguvik, subject to the satisfaction of certain remaining conditions.  We are currently in discussions with both power suppliers with respect to the satisfaction of all remaining conditions. If we are unable to reach agreement with HS and OR regarding the satisfaction of the remaining conditions to their respective power contracts, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and/or OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or be unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.

The aggregate capital expenditures through December 31, 2011 related to the Helguvik project were approximately $138 million.  In evaluating the construction in progress at Helguvik, we considered the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and concluded that the estimated undiscounted future cash flows should exceed the expected cost of constructing the Helguvik project.  If we do not restart construction, we may have to recognize a loss on our investment at the time that a decision was made to abandon the project.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was approximately $61 million at December 31, 2011.  If the estimated future undiscounted cash flows from the asset group were less than the carrying value of the asset group or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at the time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility will resume once LME prices for primary aluminum are sustained and upon the successful negotiation and execution of certain critical enabling agreements for power and labor.

Environmental Expenditures

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.8 million and $0.8 million at December 31, 2011 and 2010, respectively.  We believe that compliance with current environmental laws and regulations (U.S. and foreign) is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We expect to incur operating expenses relating to environmental matters of $11 to $12 million in 2012.  These amounts do not include any projected capital expenditures or operating expenses for our joint ventures.  See Note 15 Commitments and contingencies to the consolidated financial statements included herein.

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

Recently Issued Accounting Standards Updates

Information regarding recently issued accounting pronouncements is included in Note 1 Summary of significant accounting policies of the consolidated financial statements included herein.

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

	Payments Due by Period
	Total	2012	2013	2014	2015	2016	Thereafter
	(dollars in millions)
Long-term debt (1)	$273	$—	$—	$252	$—	$—	$21
Estimated interest payments (2)	65	20	20	8	—	—	17
Purchase obligations (3)	2,869	517	443	468	124	124	1,193
OPEB obligations (4)	70	6	5	6	7	7	39
Other liabilities (5)	154	41	41	41	3	3	25
Total	$3,431	$584	$509	$775	$134	$134	$1,295

(1)
Long-term debt includes principal repayments on the 7.5% Notes, the 8.0% Notes, the IRBs and the E.ON contingent obligation.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  We assume that the E.ON contingent obligation will be repaid when the LME contingency is met using the LME forward curve as of December 31, 2011.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2011 rate for that debt continues until the respective due date.  We assume that interest payments due on the E.ON contingent obligation will be paid when the LME contingency is met using the LME forward curve as of December 31, 2011.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts.  Our CAKY power contract contains a 12 month cancellation clause and allows us to receive credits for unused power that Big Rivers is able to sell to other parties.  We assumed that during the contract period, CAKY would achieve and maintain full production levels and no credits for unused power would be received.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Nordural’s power contracts, we assumed an LME price using the LME forward curve as of December 31, 2011.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2021, which are unfunded.
(5)
Other liabilities include SERB benefit payments, workers' compensation benefit payments, asset retirement obligations and contractual commitments for the Helguvik project.  Asset retirement obligations are estimated disposal costs for the potliner currently in service.  Our contractual commitments for the Helguvik projects consist of various contracts for equipment and services associated with the project.

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

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2012	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	Approximately 16,000 metric tons	Through December 31, 2012	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	Through December 31, 2013	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current Midwest market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2012, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

(3)	The Southwire Metal Agreement contract contains termination rights in the event of a partial or full curtailment of the Hawesville facility.

Long-term Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

(1)	Grundartangi’s tolling revenues include a premium based on the EU import duty for primary aluminum. Any decrease in the EU import duty for primary aluminum negatively impacts Grundartangi’s revenues.

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, Glencore Nordural Metal Agreement and the Southwire Metal Agreements, we had forward delivery contracts to sell 41,504 and 47,926 metric tons of primary aluminum at December 31, 2011 and December 31, 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 41 and 117 metric tons of primary aluminum at December 31, 2011 and December 31, 2010, respectively, of which none were with Glencore at December 31, 2011 and December 31, 2010.

Forwards and Financial Purchase Agreements

Financial Purchase and Sales Agreements

Primary aluminum put option contracts

We enter into primary aluminum put option contracts that settle monthly based on LME prices.  The put option contract volumes account for a portion of our domestic production level in 2012 with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.  See Note 5 Derivatives and hedging instruments in the consolidated financial statements for additional information about these contracts.

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts were designated as cash flow hedges.  On a hypothetical basis based on the forward natural gas financial purchase contracts outstanding at December 31, 2011, even a significant decrease in the market price of natural gas would not have a material impact on our financial results of operations, financial position or cash flows.  See Note 5 Derivatives and hedging instruments in the consolidated financial statements for additional information about these contracts.

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona and the Chinese yuan.  We may manage our foreign currency exposure by entering into foreign currency forward contracts.  As of December 31, 2011, we had no foreign currency forward contracts outstanding.  See Note 5 Derivatives and hedging instruments in the consolidated financial statements for additional information about these contracts.

Natural Economic Hedges

This quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production.  As of December 31, 2011, approximately 33% of our production for 2012 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	49-50
Consolidated Balance Sheets at December 31, 2011 and 2010	51
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	52
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2011, 2010 and 2009	53
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	54
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	55
Notes to the Consolidated Financial Statements	56-110

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of presenting comprehensive income in 2011 due to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.  The change in presentation has been applied retrospectively to all periods presented.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our reports dated February 29, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
February 29, 2012

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$183,401	$304,296
Restricted cash	––	3,673
Accounts receivable — net	47,647	43,903
Due from affiliates	44,665	51,006
Inventories	171,961	155,908
Prepaid and other current assets	40,646	18,292
Total current assets	488,320	577,078
Property, plant and equipment — net	1,218,225	1,256,970
Due from affiliates – less current portion	––	6,054
Other assets	104,549	82,954
TOTAL	$1,811,094	$1,923,056
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$86,172	$88,004
Due to affiliates	41,904	45,381
Accrued and other current liabilities	40,776	41,495
Accrued employee benefits costs — current portion	16,698	26,682
Convertible senior notes	––	45,483
Industrial revenue bonds	7,815	7,815
Total current liabilities	193,365	254,860
Senior notes payable	249,512	248,530
Accrued pension benefits costs — less current portion	70,899	37,795
Accrued postretirement benefits costs — less current portion	128,078	103,744
Other liabilities	40,005	37,612
Deferred taxes	90,958	85,999
Total noncurrent liabilities	579,452	513,680
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,718 and 82,515 shares issued and outstanding at December 31, 2011 and 2010, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,230,848 issued and 88,844,327 outstanding at December 31, 2011, 92,771,864 shares issued and outstanding at December 31, 2010)	932	928
Additional paid-in capital	2,506,842	2,503,907
Treasury stock, at cost	(45,891)	—
Accumulated other comprehensive loss	(134,588)	(49,976)
Accumulated deficit	(1,289,019)	(1,300,344)
Total shareholders’ equity	1,038,277	1,154,516
TOTAL	$1,811,094	$1,923,056

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2011	2010	2009
NET SALES:
Third-party customers	$791,993	$755,863	$668,344
Related parties	564,431	413,408	230,909
	1,356,424	1,169,271	899,253
Cost of goods sold	1,266,902	1,056,875	964,918
Gross profit (loss)	89,522	112,396	(65,665)
Other operating income - net	(3,806)	(37,386)	(16,088)
Selling, general and administrative expenses	46,032	46,802	47,879
Operating income (loss)	47,296	102,980	(97,456)
Interest expense – third party	(25,129)	(25,625)	(30,390)
Interest income – related parties	303	448	572
Interest income – third party	338	615	1,297
Net gain (loss) on forward contracts	804	(10,495)	(19,415)
Loss on early extinguishment of debt	—	—	(4,711)
Other expense — net	(1,373)	(377)	(40)
Income (loss) before income taxes and equity in earnings (losses) of joint ventures	22,239	67,546	(150,143)
Income tax benefit (expense)	(14,359)	(11,133)	12,357
Income (loss) before equity in earnings (losses) of joint ventures	7,880	56,413	(137,786)
Equity in earnings (losses) of joint ventures	3,445	3,558	(68,196)
Net income (loss)	$11,325	$59,971	$(205,982)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.11	$0.59	$(2.73)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
Comprehensive income (loss)
Net income (loss)	$11,325	$59,971	$(205,982)
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	(479)	(81)	(4,319)
Net loss reclassified to income on financial instruments	40	171	14,449
Net amount of foreign currency cash flow hedges reclassified as income	(186)	(186)	7,842
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(62,212)	(32,319)	36,798
Prior service cost arising during the period	––	112,488	9,153
Amortization of net loss during the period	16,926	8,114	4,590
Amortization of prior service benefit during the period	(32,677)	(61,216)	(1,338)
Change in equity in investee other comprehensive income:	(253)	343	(2,898)
Other comprehensive income (loss) before income tax effect	(78,841)	27,314	64,277
Income tax effect	(5,771)	(3,020)	(1,339)
Other comprehensive income (loss)	(84,612)	24,294	62,938
Total comprehensive income (loss)	$(73,287)	$84,265	$(143,044)

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2008	$2	$491	$2,272,128	$—	$(137,208)	$(1,154,333)	$981,080
Net loss – 2009						(205,982)	(205,982)
Other comprehensive income					62,938		62,938
Issuance of common stock – compensation plans		4	607				611
Share-based compensation expense			3,942				3,942
Issuance of common stock in debt exchange offering		113	120,987				121,100
Conversion of preferred stock to common stock	(1)	72	(71)				—
Issuance of common stock – equity offering, net		245	103,796				104,041
Balance, December 31, 2009	$1	$925	$2,501,389	$—	$(74,270)	$(1,360,315)	$1,067,730
Net income – 2010						59,971	59,971
Other comprehensive income					24,294		24,294
Issuance of common stock – compensation plans		2	1,072				1,074
Share-based compensation expense			1,447				1,447
Conversion of preferred stock to common stock		1	(1)				—
Balance, December 31, 2010	$1	$928	$2,503,907	$—	$(49,976)	$(1,300,344)	$1,154,516
Net income – 2011						11,325	11,325
Other comprehensive loss					(84,612)		(84,612)
Issuance of common stock – compensation plans		2	81				83
Repurchase of common stock				(45,891)			(45,891)
Share-based compensation expense			2,856				2,856
Conversion of preferred stock to common stock		2	(2)				––
Balance, December 31, 2011	$1	$932	$2,506,842	$(45,891)	$(134,588)	$(1,289,019)	$1,038,277

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$11,325	$59,971	$(205,982)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net loss (gain) on forward contracts	(750)	10,030	11,956
Unrealized gain on contractual receivable	—	—	(81,557)
Realized benefit of contractual receivable	—	55,703	26,025
Write-off of intangible asset	—	—	23,759
Accrued and other plant curtailment costs — net	(13,928)	(56,010)	9,940
Lower of cost or market inventory adjustment	19,766	(426)	(47,152)
Depreciation and amortization	62,194	63,550	72,624
Debt discount amortization	1,857	3,150	7,022
Deferred income taxes	2,494	15,552	44,952
Pension and other postretirement benefits	(28,757)	14,578	12,952
Stock-based compensation	2,856	1,905	3,338
Non-cash loss on early extinguishment and modification of debt	763	—	2,325
Non-cash loss from disposition of equity investments	—	—	73,234
Non-cash contingent obligation	––	13,091	—
Undistributed earnings of joint ventures	(3,445)	(3,558)	(5,038)
Change in operating assets and liabilities:
Accounts receivable — net	(3,744)	(6,197)	23,154
Sale of short-term trading securities	—	—	13,686
Due from affiliates	10,694	(38,191)	21,625
Inventories	(35,819)	(24,009)	35,766
Prepaid and other current assets	(20,791)	13,412	44,847
Accounts payable, trade	(904)	11,674	(17,596)
Due to affiliates	(3,477)	12,685	(11,961)
Accrued and other current liabilities	425	(1,758)	(15,448)
Other — net	(3,695)	(13,642)	(3,072)
Net cash provided by (used in) operating activities	(2,936)	131,510	39,399
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(20,100)	(12,241)	(16,935)
Nordural expansion	(12,882)	(19,227)	(21,981)
Investments in and advances to joint ventures	(113)	(32)	(1,044)
Payment received on advances from joint ventures	3,056	—	1,761
Proceeds from sale of property, plant and equipment	1,471	823	—
Restricted and other cash deposits	3,673	5,206	(8,014)
Net cash used in investing activities	(24,895)	(25,471)	(46,213)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(47,067)	—	—
Repayment of contingent obligation	(189)	—	—
Borrowings under revolving credit facility	15,900	—	—
Repayments under revolving credit facility	(15,900)	—	(25,000)
Financing fees	—	—	(2,429)
Repurchase of common stock	(45,891)	—	—
Issuance of common stock, net	83	23	103,077
Net cash provided by (used in) financing activities	(93,064)	23	75,648
CHANGE IN CASH AND CASH EQUIVALENTS	(120,895)	106,062	68,834
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	304,296	198,234	129,400
CASH AND CASH EQUIVALENTS, END OF YEAR	$183,401	$304,296	$198,234

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
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

Prior to our initial public offering, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”).  At December 31, 2011, Glencore owned 41.6% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and primary aluminum put option contracts.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all significant intercompany transactions and accounts.  Berkeley’s interest in the Mt. Holly partnership and our interest in the BHH joint venture and our past interest in the Gramercy and St. Ann joint ventures are accounted for under the equity method.  Our equity in the earnings of St. Ann was recorded net of Jamaican taxes.

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

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $734 and $734 at December 31, 2011 and 2010, respectively.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review.  The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  We did not recognize any impairment losses on our long-lived fixed assets during 2011, 2010 or 2009.

Intangible Assets – As of December 31, 2011 and 2010, we had no intangible assets. Our intangible asset prior to July 2009 consisted of the power contract acquired in connection with our 2001 acquisition of Hawesville.  We entered into a new power agreement at Hawesville in July 2009 and expensed the remaining value of the intangible asset at that time.  For the year ended December 31, 2009, amortization expense for the intangible asset totaled $8,769.

Other Assets — Other assets consist primarily of Century’s investment in the Mt. Holly partnership, investments in joint ventures, deferred financing costs, a Rabbi trust to fund the non-qualified SERB benefit obligation, cash surrender value of life insurance policies and operating maintenance supplies not expected to be consumed within the year. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.   Deferred financing costs are amortized on a straight-line basis over the life of the related financial instrument.

We account for our interest in the Mt. Holly partnership using the equity method of accounting.  Additionally, our undivided interest in certain property, plant and equipment of Mt. Holly is held outside of the partnership and the undivided interest in these assets of the facility is accounted for in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10-45-14 “Investor Balance Sheet and Income Statement Display under the Equity Method for Investments in Certain Partnerships and Other Ventures”.  Accordingly, the undivided interest in these assets and the related depreciation are being accounted for on a proportionate gross basis.

Income Taxes — We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  Accordingly, we have a valuation allowance against a portion of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.  We have a valuation allowance against a portion of our Icelandic and Hong Kong net operating losses (“NOL”) deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.  See Note 14 Income Taxes for additional information.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We have removed our election to permanently reinvest foreign earnings for 2011, 2010 and 2009.

Postemployment Benefits — We provide certain postemployment benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare.  We recognize the estimated future cost of providing postemployment benefits on an accrual basis over the active service life of the employee.

Derivatives and hedging — We routinely enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.  We also enter into fixed price financial sales contracts and put option contracts to be settled in cash to manage our exposure to changing primary aluminum prices.  We have also entered into financial purchase contracts for natural gas to be settled in cash to manage our exposure to changing natural gas prices.

Certain physical delivery and financial sales contracts for primary aluminum are not designated cash flow hedges or do not qualify for cash flow hedge treatment are marked-to-market quarterly.  Fluctuations in the London Metal Exchange (“LME”) price of primary aluminum may have a significant impact on gains and losses included in our financial statements from period to period.  We recognize the unrealized and realized gains and losses associated with these contracts in net gain (loss) on forward contracts.  Our power supply agreement at Ravenswood contains LME-based pricing provisions that are an embedded derivative.  The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.

See Note 4 Fair Value Measurements and Note 5 Derivatives and hedging instruments for additional information about these contracts.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Nordural uses the U.S. dollar as its functional currency, however a portion of the operating expenses of the Grundartangi facility are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor and certain other local costs are denominated in ISK and a portion of its anode costs are denominated in euros.  Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) in the consolidated statements of operations.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  For our joint venture investments, we record gains and losses associated with foreign currency exchange rates in equity in earnings of joint ventures.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2011		December 31, 2010
	Carrying amount	Fair value	Carrying amount	Fair value

8.0% Notes	$246,909	$249,292	$245,927	$249,604
7.5% Notes	2,603	2,564	2,603	2,541
1.75% Notes	––	—	45,483	46,588

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

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation —We use the Black-Scholes option-pricing model to estimate the fair value of our stock option grants and service-based share awards on the grant date of the share award.  Information about our assumptions used to determine the fair value of the grants in 2011, 2010 and 2009 is available in Note 12 Share-based Compensation.

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

Recently Adopted Accounting Standards– In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”.  This ASU addresses the financial statement presentation of other comprehensive income and its components.  Companies may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. This guidance will only impact the presentation of our financial statements and have no impact on our financial position, results of operations or cash flows.  We elected to adopt ASU 2011-05 early and have included the updated presentation requirements in the current financial statements.

In September 2011, the FASB issued ASU 2011-09, “Disclosure about an Employer’s Participation in Multiemployer Benefit Plans,” which amends current pension disclosure requirements by increasing the quantitative and qualitative disclosures that we are required to provide about our participation in significant multiemployer plans that offer pension and other postretirement benefits.  The ASU’s objective is to enhance the transparency of disclosures about (1) the significant multiemployer plans in which we participate, (2) the level of our participation in those plans, (3) the financial health of the plans, and (4) the nature of our commitments to the plans.  We adopted ASU 2011-09 in 2011.  This guidance impacted only the disclosures within our financial statements and had no impact on our financial position, results of operations or cash flows.  The ASU is effective for our current fiscal year ending December 31, 2011.  See Note 11 Pension and other postemployment benefits for additional information.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.	Long-term power contract for Hawesville

In July 2009, our wholly owned subsidiary, Century Aluminum of Kentucky (“CAKY”) along with E.ON U.S. (“E.ON”) and Big Rivers Energy Corporation (“Big Rivers” or “BREC”), agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into a new arrangement (“Big Rivers Agreement”) to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for full production capacity requirements for Hawesville (approximately 482 megawatts (“MW”)) with pricing based on the power provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not consumed by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.

In connection with the “unwind,” E.ON agreed to mitigate a significant portion of the near-term risk of this agreement through December 2010.  During this time, to the extent Hawesville did not use all the power under the take-or-pay contract, E.ON, with some limitations, assumed CAKY's obligations under the former power contract.  This effectively resulted in CAKY paying prices which approximated the previous contract prices and volume protection resulting in CAKY receiving credits for unused power without sustaining a loss.  Hawesville received these economic benefits during 2009 and 2010.

Under the terms of the “unwind,” to the extent the aggregate payments made by E.ON exceeded an agreed upon base amount, CAKY is obligated to repay this excess to E.ON over time under certain conditions.  The aggregate balance due to E.ON is recorded in other liabilities. The repayment obligation is contingent upon certain operating criteria and the LME price of primary aluminum.  See Note 6 Debt for additional information about the E.ON contingent obligation.

During 2011, we paid the full production cost of power under the Big Rivers Agreement.  During 2010 and 2009, the full production cost of power was recorded in our cost of goods sold, however we realized benefits of $68,794 and $26,025 for 2010 and 2009, respectively, for E.ON payments made on CAKY’s behalf, including amounts incurred for the E.ON contingent obligation.

As the previous power contract was designated as a normal contract under ASC 815, in 2009 when it became no longer probable that we would continue to take physical delivery of the power under the previous contract, we recorded a contractual receivable from E.ON representing the net present value of the consideration provided to CAKY from E.ON to net settle the previous contract. We also expensed an intangible asset associated with the former power contract and recorded a $56,964 net gain on this transaction on our consolidated statements of operations in other operating income – net.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2009, CAKY curtailed one of its five potlines at Hawesville.  The action reduced primary aluminum production by approximately 49,000 metric tons per year.  We restarted the curtailed potline at Hawesville in 2011.  As of December 31, 2011, Hawesville was essentially at full production capacity.

We incurred curtailment charges (benefits) of $(3,806), $(37,386) and $41,710 during the years ended December 31, 2011, 2010 and 2009, respectively, which are reported in other operating income - net in the Consolidated Statements of Operations.  The majority of the curtailment charges are related to Ravenswood.  The components of the curtailment costs are as follows:

	December 31,
	2011	2010	2009
Ongoing site costs	$12,313	$14,332	$18,233
Severance/employee-related cost	1,038	455	22,049
OPEB plan curtailment adjustment	(18,304)	(56,728)	(14,830)
Pension plan curtailment adjustment	1,147	4,555	2,478
Alumina contract – amendments and spot sales net losses	—	—	7,448
Power/other contract termination costs	—	—	6,332
Total curtailment expense (benefit)	$(3,806)	$(37,386)	$41,710

Cash curtailment expenditures

	December 31,
	2011	2010	2009
Curtailment of operations at Ravenswood and Hawesville	$13,502	$10,078	$22,300
Ongoing idling costs at Ravenswood	9,464	7,351	9,300
Contract termination and amendment costs	—	—	15,100
Total	$22,966	$17,429	$46,700

4.	Fair value measurements

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fair Value Measurements

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis by the level of input within the ASC 820 fair value hierarchy.  As required by GAAP for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$176,284	$—	$—	$176,284
Trust assets	15,889	—	—	15,889
Surety bonds – workers comp insurance	2,391	—	—	2,391
Primary aluminum put option contracts	—	9,331	—	9,331
Power contract	—	—	106	106
TOTAL	$194,564	$9,331	$106	$204,001

LIABILITIES:
Natural gas forward financial purchase contracts	$—	$281	$—	$281
E.ON contingent obligation – net	—	—	13,958	13,958
Primary aluminum sales contract – premium collar	—	—	908	908
TOTAL	$—	$281	$14,866	$15,147

Recurring Fair Value Measurements	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$294,269	$—	$—	$294,269
Primary aluminum put option contracts	—	4,691	—	4,691
Natural gas forward financial purchase contracts	—	79	—	79
Power contract	—	—	72	72
TOTAL	$294,269	$4,770	$72	$299,111

LIABILITIES:
E.ON contingent obligation	$—	$—	$13,091	$13,091
Primary aluminum sales contract – premium collar	—	—	783	783
TOTAL	$—	$—	$13,874	$13,874

Change in Level 3 Fair Value Measurements during the years ended December 31,
	Derivative liabilities/assets
	2011	2010
Beginning balance January 1,	$(13,802)	$(1,632)
Total gain (loss) (realized/unrealized) included in earnings	(1,382)	23
Purchases, issuances and settlements	424	(12,193)
Ending balance, December 31,	$(14,760)	$(13,802)

Amount of total loss (gain) included in earnings attributable to the change in unrealized gains/losses relating to assets and liabilities held at December 31,	$(1,382)	$23

The net loss on our derivative liabilities are recorded in our statement of operations under net gain (loss) on forward contracts.  In 2011 and 2010, our Level 3 derivative liabilities are included in accrued and other liabilities and other liabilities of our consolidated balance sheet.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.	Derivative and hedging instruments

Derivatives.  Our derivative contracts have included natural gas forward financial purchase contracts, foreign currency contracts, primary aluminum forward physical delivery sales contracts, the E.ON contingent obligation, the Ravenswood power contract and primary aluminum put option contracts.  We measure the fair value of these contracts based on the quoted future market prices (if available) at the reporting date in their respective principal markets for all available periods.  In some cases, we use discounted cash flows from these contracts using a risk-adjusted discount rate.  See Note 4 Fair value measurements for the additional information about the fair value measurement of our derivative instruments.

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	December 31, 2011	December 31, 2010
DERIVATIVE ASSETS:
Primary aluminum put option contracts	Due from affiliates	$5,439	$1,979
Primary aluminum put option contracts	Prepaid and other current assets	3,892	2,712
Power contract	Prepaid and other current assets	106	72
Natural gas forward financial contracts	Prepaid and other current assets	—	79
TOTAL		$9,437	$4,842

DERIVATIVE LIABILITIES:
E.ON contingent obligation	Other liabilities	$13,958	$13,091
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	607	436
Aluminum sales premium contracts – less current portion	Other liabilities	301	347
Natural gas forward financial contracts	Accrued and other current liabilities	281	—
TOTAL		$15,147	$13,874

The natural gas forward financial contracts are derivatives that qualified for cash flow hedge treatment.  During 2011 and 2010, the changes in our accumulated other comprehensive loss resulting from realized and unrealized gains and losses on these derivatives were not significant to our financial statements.  There were no losses recognized for ineffective portions of these derivatives during the periods.

As of December 31, 2011, an accumulated other comprehensive loss of $196 is expected to be reclassified to earnings over the next 12-month period.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We had the following outstanding forward financial purchase contracts to hedge forecasted transactions:

	December 31, 2011	December 31, 2010
Natural gas forward financial purchase contracts (in MMBTU)	350,000	250,000

Foreign currency forward contracts

As of December 31, 2011, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  The labor costs, maintenance costs and other local services at Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  During 2008 and 2009, we had foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs, Grundartangi expansion and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815 and had maturities through September 2009.

The realized gains or losses for our cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures were recognized in accumulated other comprehensive income and will be reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this will occur when Helguvik is put into service).

We recognized losses of approximately $1,701 for the year ended December 31, 2009 on the ineffective portions of the forward contracts for the forecasted Helguvik project capital expenditures.  These losses are recorded in net gain (loss) on forward contracts in our consolidated statements of operations.  The ineffective portion of these forward contracts represents forward contract positions in excess of the revised forecast schedule of Helguvik project capital expenditures.

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

Primary aluminum put option contracts

We have entered into primary aluminum put option contracts that settle monthly based on LME prices through June 2012.  The option contract volumes account for a portion of our domestic production, with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our counterparties include two non-related third parties and Glencore, a related party.  We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets.  We determined the fair value of the put contracts using a Black-Scholes model with market data provided by an independent vendor and account for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gain (loss) on forward contracts.

Aluminum sales premium contracts

The Glencore Metal Agreement is a physical delivery contract for primary aluminum through December 31, 2013 with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net gain (loss) on forward contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	December 31, 2011	December 31, 2010
Primary aluminum put option contracts	Net gain (loss) on forward contracts	$1,645	$(10,053)
E.ON contingent obligation	Interest expense – third party	1,429	—
Aluminum sales premium contracts	Related party sales	888	465
Power contract	Net gain (loss) on forward contracts	172	92
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(1,013)	(534)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	December 31, 2011	December 31, 2010
Power contracts (in megawatt hours (“MWH”)) (1)	3,772	4,379
Primary aluminum sales contract premium (metric tons) (2)	40,870	62,252
Primary aluminum put option contracts (metric tons)	15,000	61,800
Primary aluminum put option contracts (metric tons) – related party	18,000	46,800

(1)	Represents our expected usage during the remaining term of the Ravenswood power contract. In June 2011, the West Virginia PSC extended the term of this contract for an additional year.
(2)	Represents the remaining physical deliveries under our 2013 Glencore Metal Agreement.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.	Debt

	December 31,
	2011	2010
Debt classified as current liabilities:
1.75% convertible senior notes due 2024, net of debt discount of $0 and $1,584, respectively, interest payable semiannually (1)	$—	$45,483
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	7,815	7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $2,695 and $3,677, respectively, interest payable semiannually	246,909	245,927
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	13,958	13,091
Total	$271,285	$314,919

(1)
The convertible notes were classified as current because they were convertible at any time by the holder.  The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2011 was 0.35%.

(2)	E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum. See E.ON contingent obligation below.

Revolving Credit Facility

General.  On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") entered into a four-year $100,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement, dated as of July 1, 2010, among the Borrowers and Wells Fargo Capital Finance, LLC, as lender and agent (the "Credit Facility"), a portion of which was later syndicated to Credit Suisse AG.  The Credit Facility replaced our previous credit facility that would have expired on September 19, 2010.

The Credit Facility provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of December 31, 2011, we had no outstanding borrowings under the Credit Facility, although the Borrowers may in the future use the Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of December 31, 2011, the borrowing availability, net of $41,451 for outstanding letters of credit, was approximately $57,473 under the Credit Facility.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Interest expense related to the 1.75% convertible senior notes:
	2011	2010	2009
Contractual interest coupon	$316	$823	$2,585
Amortization of the debt discount on the liability component	874	2,244	6,969
Total	$1,190	$3,067	$9,554

Effective interest rate for the liability component for the period	6.74%	6.52%	6.34%

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.5% Notes

General.  In August 2004, we sold $250,000 of our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.

Exchange offer and consent solicitation.  In 2010 and 2009, we completed a series of debt for debt exchange offers and consent solicitation relating to our 7.5% Notes (the “7.5% Notes Exchange Offer”) in which we issued our 8.0% Notes in exchange for our 7.5% Notes.  In addition, certain investors consented to certain amendments and modifications to the indenture governing the 7.5% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.  As of December 31, 2011, we had $2,603 of aggregate principal amount outstanding of the 7.5% Notes.

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

Redemption Rights.  On or after August 15, 2011, we may redeem the 7.5% Notes, in whole or in part, at a redemption price equal to 101.5% of the principal amount, plus accrued and unpaid interest. The redemption price will decline to 100% of the principal amount, plus accrued and unpaid interest, on August 15, 2012.

Upon a “change of control” (as defined in the indenture governing the 7.5% Notes), we will be required to make an offer to purchase the 7.5% Notes at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes on the date of the purchase, plus accrued interest to the date of purchase.

Covenants and Exchange Offer.  In December 2009, the indenture governing the 7.5% Notes was amended in connection with the 7.5% Notes Exchange Offer to remove most of the restrictive covenants, see consent solicitation discussion above.

8.0% Notes

General.  As of December 31, 2011, we have issued $249,604 of our 8.0% Notes in a series of exchange transactions for our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.  See Exchange offer and consent solicitation under the 7.5% Notes above.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

E.ON contingent obligation

General.  The E.ON contingent obligation consists of the aggregate E.ON payments under the Big Rivers Agreement to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount.  Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum.  Based on the LME forward market and our expectation of Hawesville’s future operations, we expect that we will be obligated to make payments in the future.  When the conditions for repayment are met, and for so long so those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest rate.  Interest accrues at an annual rate equal to 10.94%.

Maturity.  The term of the agreement is through December 31, 2028.

Industrial Revenue Bonds

General.  As part of the purchase price for our acquisition of the Hawesville facility, we assumed industrial revenue bonds which were issued in connection with the financing of certain solid waste disposal facilities constructed at the Hawesville facility.

Interest rate.  The IRBs bear interest at a variable rate not to exceed 12% per annum determined weekly based upon prevailing rates for similar bonds in the industrial revenue bond market. Interest on the industrial revenue bonds is paid quarterly.

Maturity.  The industrial revenue bonds mature on April 1, 2028.

Security.  The industrial revenue bonds are secured by a letter of credit issued under our revolving credit facility.

Principal Payments on Long Term Debt

Principal payments on our long term debt, excluding contingent obligations, in the next five years and thereafter are as follows:

	Total	2012	2012	2013	2014
7.5% senior unsecured notes due August 15, 2014	$2,603	$—	$—	$—	$2,603
8.0% senior secured notes due May 15, 2014	249,604	—	—	—	249,604
Total	$252,207	$—	$—	$—	$252,207

7.	Shareholders’ Equity

Common Stock

Under our Restated Certificate of Incorporation, our Board of Directors is authorized to issue up to 195,000,000 shares of common stock.

The rights, preferences, and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock, which are currently outstanding, including our Series A Convertible Preferred Stock, or which we may designate and issue in the future.

Stock Repurchase Program

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

From August 11, 2011 through December 31, 2011, we repurchased 4,386,521 shares of common stock at an aggregate purchase price of $45,891.  We had approximately $14,109 remaining under the repurchase program authorization as of December 31, 2011.

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

Series A Convertible Preferred Stock

Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all shares of the issued and outstanding Series A Convertible Preferred Stock.

The issuance of common stock under our stock incentive programs, certain debt exchange transactions, and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of shares of Series A Convertible Preferred Stock into shares of common stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.  The following table shows Series A Convertible Preferred Stock conversions during 2011 and 2010:

Series A Convertible Preferred Stock:	2011	2010
Shares outstanding at January 1,	82,515	83,452
Automatic conversions during the year	(1,797)	(937)
Total shares outstanding at December 31,	80,718	82,515

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Voting Rights.  The Series A Convertible Preferred Stock has no voting rights for the election of directors or on other matters where the shares of common stock have voting rights.  However, we may not change the powers, preferences, or rights given to the Series A Convertible Preferred Stock, or authorize, create or issue any additional shares of Series A Convertible Preferred Stock without the affirmative vote of the holders of a majority of the shares of Series A Convertible Preferred Stock then outstanding (voting separately as a class).

Liquidation Rights.  Upon any liquidation, dissolution, or winding-up of Century, the holders of shares of Series A Convertible Preferred Stock are entitled to receive a preferential distribution of $0.01 per share out of the assets available for distribution.  In addition, upon any liquidation, dissolution or winding-up of Century, if our assets are sufficient to make any distribution to the holders of the common stock, then the holders of shares of Series A Convertible Preferred Stock are also entitled to share ratably with the holders of common stock in the distribution of Century’s assets (as though the holders of Series A Convertible Preferred Stock were holders of that number of shares of common stock into which their shares of Series A Convertible Preferred Stock are convertible).  However, the amount of any such distribution will be reduced by the amount of the preferential distribution received by the holders of the Series A Convertible Preferred Stock.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8.	Inventories

Inventories, at December 31, consist of the following:

	2011	2010
Raw materials	$41,142	$49,098
Work-in-process	15,548	13,979
Finished goods	10,535	7,901
Operating and other supplies	104,736	84,930
Inventories	$171,961	$155,908

Inventories are stated at the lower of cost or market, using FIFO.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Property, Plant, and Equipment

Property, plant, and equipment, at December 31, consist of the following:

	2011	2010
Land and improvements	$13,021	$13,040
Buildings and improvements	320,552	318,767
Machinery and equipment	1,387,010	1,381,524
Construction in progress	162,161	144,287
	1,882,744	1,857,618
Less accumulated depreciation	(664,519)	(600,648)
Property, plant, and equipment - net	$1,218,225	$1,256,970

For the years ended December 31, 2011, 2010 and 2009, we recorded depreciation expense of $62,194, $63,550 and $63,855, respectively.

At December 31, 2011 and 2010, the cost of property, plant, and equipment includes $176,029 and $173,532, respectively, and accumulated depreciation includes $105,585 and $98,279, respectively, representing our undivided interest in the property, plant, and equipment comprising Mt. Holly.

10.	Composition of certain balance sheet accounts at December 31

Components of Prepaid and other current assets:	2011	2010
Income/withholding tax receivable – current	$18,559	$95
Prepaid and other assets	14,209	10,774
Derivative assets	3,998	2,864
VAT receivable	3,880	4,559
	$40,646	$18,292

Components of Other assets:	2011	2010
Investment in Mt. Holly and joint ventures	$40,922	$37,570
Maintenance and operating supplies – non-current	17,887	17,986
Cash surrender value of life insurance policies	16,286	14,365
Rabbi trust assets	14,616	—
Income tax receivables – non-current	12,103	9,127
Capitalized financing fees	2,735	3,906
	$104,549	$82,954

Components of Accrued and other current liabilities:	2011	2010
Other accrued and current liabilities	$18,838	$20,510
Income taxes payable	13,370	11,201
Accrued vacation pay	5,922	5,259
Accrued bond interest	2,560	2,903
Accrued curtailment expenses	86	1,622
	$40,776	$41,495

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Other liabilities:	2011	2010
E.ON contingent liability and accrued interest	$13,958	$13,091
Asset retirement obligations – non-current	13,887	13,059
Accrued workers’ compensation cost – non-current	7,210	6,985
Other liabilities	4,950	4,477
	$40,005	$37,612

Components of Accumulated Other Comprehensive Loss:	2011	2010
Unrealized loss on financial instruments	$(1,040)	$(415)
Defined benefit plan liabilities	(142,259)	(64,296)
Equity in investee other comprehensive income (1)	(8,476)	(8,223)
Other comprehensive loss before income tax effect	(151,775)	(72,934)
Income tax effect	17,187	22,958
Accumulated other comprehensive loss	$(134,588)	$(49,976)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

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

Employer contributions

In June 2011, at the time three directors designated for nomination to our Board of Directors were elected, it was determined a “change of control” occurred under the terms of our non-qualified SERB plan.  As a result, we were required to make an approximately $16,700 contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  In addition, through December 31, 2011, we have made contributions of approximately $17,700 to the qualified defined benefit plans we sponsor for a total of approximately $34,400 in qualified defined benefit plan and non-qualified SERB contributions during the year.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retiree Medical Benefits changes

In 2009 and 2010, Century Aluminum of West Virginia, Inc. (“CAWV”) amended its postretirement medical benefit plan for all current and former salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.  Effective January 1, 2011, CAWV no longer provided retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.  For those retirees impacted by the changes and who have elected COBRA coverage, CAWV waived COBRA premiums through June 30, 2011.

The November 1, 2010 plan amendments resulted in the immediate recognition of any unamortized prior service cost benefits that were accrued in other comprehensive income as of the date of the amendments.  In addition, the November 1, 2010 plan amendments resulted in a reduction in OPEB liability and a credit to other comprehensive income.  The newly established prior service benefit and actuarial losses were amortized ratably into income over the period November 1, 2010 to June 30, 2011 at which time the CAWV OPEB plan terminated.

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

Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$130,427	$114,181	$109,717	$186,384
Service cost	3,133	2,979	1,668	3,534
Interest cost	6,976	6,407	5,728	10,402
Plan changes	—	—	—	(112,487)
Medicare Part D	—	—	160	538
Actuarial loss	30,490	8,762	24,786	26,996
Benefits paid	(7,608)	(6,458)	(7,770)	(6,038)
Curtailment/special termination benefits	1,147	4,556	—	388
Benefit obligation at end of year	$164,565	$130,427	$134,289	$109,717

	Pension		OPEB
	2011	2010	2011	2010
Change in plan assets:
Fair value of plan assets at beginning of year	$73,878	$69,626	$—	$—
Actual return on plan assets	(307)	8,815	—	—
Employer contributions	19,004	1,895	7,770	6,038
Benefits paid	(7,608)	(6,458)	(7,770)	(6,038)
Fair value of assets at end of year	$84,967	$73,878	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		OPEB
	2011	2010	2011	2010
Funded status of plans:
Funded status	$(79,598)	$(56,549)	$(134,289)	$(109,717)
Amounts recognized in the Statement of Financial Position:
Current liabilities	$(8,699)	$(18,754)	$(6,211)	$(6,409)
Non-current liabilities	(70,899)	(37,795)	(128,078)	(103,308)
Net amount recognized	$(79,598)	$(56,549)	$(134,289)	$(109,717)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$80,092	$44,527	$89,420	$79,697
Prior service cost (benefit)	608	746	(27,861)	(60,674)
	$80,700	$45,273	$61,559	$19,023

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2011	2010	2011	2010	2011	2010
Hourly pension plan	$75,216	$61,291	$74,545	$61,276	$47,984	$40,940
Salaried pension plan	64,655	49,478	58,742	45,633	36,982	32,938
Supplemental executive benefits pension (“SERB”) plan	24,694	19,658	23,461	19,143	—	—
Total	$164,565	$130,427	$156,748	$126,052	$84,966	$73,878

The assets held in the Rabbi trust are restricted to funding the SERB plan.  However, the Rabbi trust is classified as a general asset of the company (not plan assets) and therefore, the SERB plan is considered unfunded.

Components of Net periodic benefit cost and other amounts recognized in other comprehensive income:

Net Periodic Benefit Cost:
	Year Ended December 31,
	Pension			OPEB
	2011	2010	2009	2011	2010	2009
Service cost	$3,133	$2,979	$2,784	$1,668	$3,534	$3,542
Interest cost	6,976	6,407	6,482	5,728	10,402	11,007
Expected return on plan assets	(6,631)	(5,376)	(4,336)	—	—	—
Amortization of prior service costs	137	137	162	(32,814)	(10,879)	(1,144)
Amortization of net loss	1,863	1,660	2,105	15,063	6,454	2,485
Net periodic benefit cost	5,478	5,807	7,197	(10,355)	9,511	15,890
Special termination benefits	1,147	4,556	—	—	388	—
Effect of plan amendments	—	—	—	—	(50,474)	—
Curtailment cost	—	—	2,576	—	—	(14,975)
Total net periodic benefit cost	$6,625	$10,363	$9,773	$(10,355)	$(40,575)	$915

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):
	Year Ended December 31,
	Pension		OPEB
	2011	2010	2011	2010
Net loss	$37,427	$5,322	$24,785	$26,996
Prior service benefit arising during the period	—	—	—	(112,488)
Amortization of net loss	(1,863)	(1,660)	(15,063)	(6,455)
Amortization of prior service benefit (cost)	(137)	(137)	32,814	10,879
Prior service cost (benefit) recognized due to plan amendments	—	—	—	50,475
Total amount recognized in other comprehensive loss	35,427	3,525	42,536	(30,593)
Net periodic benefit cost	6,625	10,363	(10,355)	(40,575)
Total recognized in net periodic benefit cost and other comprehensive loss	$42,052	$13,888	$32,181	$(71,168)

Amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost during 2012:
	Pension	OPEB
Amortization of net loss	$3,521	$6,426
Amortization of prior service benefit (cost)	137	(4,250)

Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension		OPEB
	2011	2010	2011	2010
Discount rate	4.25%	5.38%	4.25%	5.26%
Rate of compensation increase (1)	3%/4%/4%	3%/3%/4%	3%/4%/4%	3%/3%/4%
Measurement date	12/31/2011	12/31/2010	12/31/2011	12/31/2010

(1)	Rate of compensation increase is for year 1/year 2/year 3 and thereafter.

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:
	Pension			OPEB
	2011	2010	2009	2011	2010	2009
Measurement date	12/31/2010	12/31/2009	12/31/2008	12/31/2010	12/31/2009	12/31/2008
Fiscal year end	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Discount rate	5.49%	5.75%	6.54%	5.23%	5.89%	6.31%
Rate of compensation increase	3%/3%/4%	2%/3%/4%	4.00%	3%/3%/4%	2%/3%/4%	4.00%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law in December 2003.  The approach used to measure this impact is based on our understanding of ASC 715-60.  We recognized the impact of these changes on a prospective basis.  As of December 31, 2011, the effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation of our OPEB plans by $15,364, which is an approximate 11% decrease for our OPEB plans.

For measurement purposes, medical cost inflation is initially estimated to be 10%, declining to 5% over six years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2011:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,198	$(977)
Effect on accumulated postretirement benefit obligation	21,099	(17,296)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  In 2011, for our eligible employees, we reinstituted company matching for participants contributions to the savings plan.  We suspended our company matching contributions to the 401(k) plan for 2010 and 2009.  Employees are considered fully vested immediately upon participation in the plan.

	2011	2010	2009
Company matching contribution to defined contribution (401(k)) plans	$640	$—	$—

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

The assets of the Pension Plans are invested in compliance with ERISA, as amended, and any subsequent applicable regulations and laws.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Policy Portfolio

Asset allocation policy is the principal method for achieving the Pension Plans and investment objectives stated above. The Plans’ long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	Policy Target	December 31, 2011	December 31, 2010
Equities:
U.S. equities	50%	51%	50%
International equities	15%	14%	15%
Fixed income	35%	35%	35%
		100%	100%

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements of Pension Plan Assets

ASC 820, “Fair Value Measurements, and Disclosures,” defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This pronouncement applies to a broad range of other existing accounting pronouncements that require or permit fair value measurements.  We measured the fair value of our Pension Plans’ assets in accordance with ASC 820.  For additional information about fair value measurement, see Note 4 Fair Value Measurements.

The following table sets forth by level within the ASC 820 fair value hierarchy our Pension Plan assets.  As required by generally accepted accounting principles for fair value measurements and disclosures, these assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels.  For additional information, see Note 4 Fair Value Measurements.

Fair Value of Pension Plans’ assets by category under the fair value hierarchy:

As of December 31, 2011	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$—	$43,058	$—	$43,058
International equities	—	12,243	—	12,243
Fixed income	—	29,666	—	29,666
Total	$—	$84,967	$—	$84,967

As of December 31, 2010
Equities:
U.S. equities	$—	$36,848	$—	$36,848
International equities	—	11,095	—	11,095
Fixed income	—	25,935	—	25,935
Total	$—	$73,878	$—	$73,878

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension and OPEB Cash Flows

Contributions

We expect to make the following contributions for 2012:

2012
Expected pension plan contributions	$8,699
Expected OPEB benefits payments	6,211

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits
2012	$7,682	$6,211
2013	7,737	5,402
2014	8,212	5,980
2015	8,373	6,510
2016	8,464	6,832
2017– 2021	49,922	39,042

Participation in Multi-Employer Pension Plans

We contribute to one multiemployer defined benefit pension plan under the terms of a collective-bargaining agreement that covers our union-represented employees at Hawesville.  Currently, we do not have any plans to withdraw from or curtail participation in this plan.  The risks of participating in a multiemployer plan are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•
If a participating employer chooses to stop participating in a multiemployer plan, the employer may be required to pay the plan an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

The union-represented employees at Hawesville are part of a United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) sponsored multi-employer plan.  Our contributions to the plan are determined at a fixed rate per hour worked.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Century’s participation in the plan for the year ended December 31, 2011, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2011 (1)	Green
Pension Protection Act Zone Status 2010 (1)	Yellow
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2011 (2)(3)	$2,117
Contributions of Century Aluminum 2010 (3)	$1,306
Contributions of Century Aluminum 2009 (3)	$1,352
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2015

(1)
The most recent Pension Protection Act zone status available in 2011 and 2010 is for the plans’ year-end December 31, 2010 and December 31, 2009, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The number of union-represented employees at Hawesville increased approximately 10% due to the restart of curtailed operations.
(3)	Our contributions to the Steelworkers Pension Trust are not 5% or more of the total contributions to the plan.

12.	Share Based Compensation

At the time three directors designated for nomination to our Board of Directors were elected in June 2011, it was determined a “change of control” occurred under the terms of our share-based incentive compensation plans.  As a result, certain outstanding share-based incentive awards immediately vested and we recognized compensation expense for the accelerated vesting of these awards in 2011.

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 7,429,000 shares remaining at December 31, 2011.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant.  Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

As of December 31, 2011, options to purchase 611,334 shares of common stock were outstanding and 347,191 service-based stock awards have been authorized, all awards granted prior to June 7, 2011 are vested and the remainder will vest if the employee recipients are employed for the requisite service periods.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  As of December 31, 2011, approximately 174,172 performance share units have been authorized, all awards granted prior to June 7, 2011 are vested and the remainder will vest upon the attainment of the performance goals.  Under the performance share plan, a portion of the performance share award will be granted in service-based share awards at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee on the award date and are included in our service-based share awards.

Under our equity compensation program for our directors, continuing independent directors receive annual grants of service-based share awards.  Newly elected directors receive a one-time initial award of 1,000 service-based share awards that vest 50% following 12 months of service and 50% following 24 months of service.  These awards are included in our service-based share awards.

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan.  As of December 31, 2011, this plan had 21,000 outstanding options.  No new options will be issued out of this plan.

A summary of activity under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2011 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	675,575	$24.02
Granted	—	—
Exercised	(12,677)	6.55
Forfeited/expired	(30,564)	21.07
Outstanding, fully vested and exercisable at December 31, 2011 (1)	632,334	$24.51	5.77	$541

(1)
As explained above, all unvested stock options immediately vested and became immediately exercisable.  All such options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century.

Service-based share awards (1)
Outstanding at January 1, 2011	551,382
Granted	221,758
Vested (Awarded)	(416,719)
Forfeited	(9,230)
Outstanding at December 31, 2011	347,191

(1)	All of our service-based stock awards granted prior to June 7, 2011 vested as explained above. Awards will settle upon original vesting date or payment schedule for the respective awards.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-vested stock options:	Number	Weighted Average Fair Value
Non-vested options at January 1, 2011	303,141	$4.92
Granted	—	—
Vested	(285,077)	4.92
Forfeited	(18,064)	4.94
Non-vested options at December 31, 2011	—	$—

	Year ended December 31,
	2011	2010	2009
Weighted average per share fair value of:
Stock options grants	$—	$—	$4.92
Service-based share grants	15.49	12.31	6.41
Total intrinsic value of option exercises	72	1	—
Share-based liabilities paid (1)	—	1,050	694
Total fair value of stock options vested during the period	1,403	112	1,369

(1)	Share based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

Option Pricing Model –We estimate the fair value of each share-based award using the Black-Scholes model on the date of grant.  We used the following assumptions to estimate the fair value of our share awards for 2011, 2010 and 2009.

	2011	2010	2009
Risk-free interest rate	0.10% – 1.11%	0.31% – 1.52%	1.36% – 2.36%
Expected dividend yield	$0.00	$0.00	$0.00
Expected volatility	50% – 134%	107% – 108%	102% – 126%
Expected forfeiture rate	0% – 3%	0% – 3%	0% – 3%
Expected term (years)	1.0 – 3.0	1.0 – 3.0	3.0 – 5.0

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the compensation cost recognized for the year ended December 31, 2011, 2010 and 2009, respectively, for all options, service-based share and performance-based share awards.  No share-based compensation cost was capitalized during these periods and there were no significant modifications (other than the accelerated vesting described above) of any share-based awards in 2011, 2010 and 2009.

	Year ended December 31,
	2011	2010	2009
Share-based compensation expense reported:
Performance-based stock expense	$5,549	$5,586	$6,453
Service-based stock expense (1)	692	(1,668)	956
Stock option expense	328	669	1,180
Total share-based compensation expense before income tax	6,569	4,587	8,589
Income tax benefit	—	—	—
Total share-based compensation expense, net of income tax benefit	$6,569	$4,587	$8,589

(1)	We recorded a net credit for service-based stock awards in 2010 due to adjustments to share-based expense for payroll taxes paid in cash during the year.

As of December 31, 2011, we had unrecognized compensation expense of $362 before taxes, related to service-based stock awards awarded after June 6, 2011.  This expense will be recognized over a weighted average period of 0.50 years.

During 2011, employees and non-employee directors exercised 12,677 stock options; we received $83 in cash and did not recognize any tax benefits on these option exercises.

We issue new shares to satisfy the requirements of our share-based compensation plans.  At this time, we do not plan to issue treasury shares to support our share-based compensation plans, but we may in the future.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings (loss) per share for 2011 and 2010:

	For the year ended December 31, 2011
	Net income	Shares (000)	Per-Share
Net income	$11,325
Amount allocated to common shareholders	91.87%
Basic EPS:
Income allocable to common shareholders	$10,404	91,854	$0.11
Effect of Dilutive Securities:
Share-based stock awards		403
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$10,404	92,257	$0.11

	For the year ended December 31, 2010
	Net income	Shares (000)	Per-Share
Net income	$59,971
Amount allocated to common shareholders	91.79%
Basic EPS:
Income allocable to common shareholders	$55,046	92,676	$0.59
Effect of Dilutive Securities:
Share-based stock awards	—	626
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$55,046	93,302	$0.59

During 2009, we reported net losses, so any dilutive common shares would be antidilutive to EPS.  The following table shows the basic and diluted earnings (loss) per share for 2009:

	Net income (loss)	Shares (000)	Per-Share
Basic and Diluted EPS:
Year ended December 31, 2009	$(205,982)	75,343	$(2.73)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impact of issuance of Series A Convertible Preferred Stock on EPS

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

For the calculation of basic and diluted EPS using the Two-Class Method in 2009, we did not allocate any of our undistributed net loss to the convertible preferred stock.

Calculation of EPS

For the period ended December 31, 2011, 632,334 options to purchase common stock and 347,191 service-based share awards were outstanding.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Excluded from the calculation of diluted EPS:
	2011	2010	2009
Stock options (1)	353,000	377,000	692,075
Service-based share award	—	—	501,203
Shares to be issued upon the assumed conversion of convertible debt (2)	—	—	—

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in years when we had a net loss where all options were excluded because of their antidilutive effect on earnings per share.

(2)	In periods in which our 1.75% Notes were outstanding, the average price for our common stock was below the conversion price of our 1.75% Notes.

14.	Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2011	2010	2009
U.S.	$(22,865)	$37,487	$(114,273)
Foreign	45,104	30,059	(35,870)
Total	$22,239	$67,546	$(150,143)

Significant components of the income tax expense (benefit) consist of the following:
	Year Ended December 31,
	2011	2009	2008
Current:
U.S. federal current expense (benefit)	$(22)	$191	$(22,166)
State current expense (benefit)	1,395	(1,047)	(1,294)
Foreign current expense (benefit)	13,467	11,485	(2,123)
Total current expense (benefit)	14,840	10,629	(25,583)
Deferred:
U.S. federal deferred expense (benefit)	(5,772)	(2,945)	(3,024)
State deferred expense (benefit)	—	(75)	677
Foreign deferred tax expense	5,291	3,524	15,573
Total deferred expense (benefit)	(481)	504	13,226
Total income tax expense (benefit)	$14,359	$11,133	$(12,357)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2011	2010	2009
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	38.2	(9.8)	(1.0)
State taxes, net of Federal benefit	6.3	(1.7)	7.6
Foreign earnings taxed at different rates than U.S.	(93.9)	(27.8)	3.0
Equity earnings in joint ventures	—	—	1.7
Unremitted earnings	33.6	7.3	10.7
Valuation allowance	65.8	22.7	(57.0)
Changes in uncertain tax reserves	5.6	(5.1)	8.2
Other	(26.0)	(4.1)	—
Effective tax rate	64.6%	16.5%	8.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2011	2010
Deferred tax assets:
Accrued postretirement benefit cost	$8,281	$8,690
Accrued liabilities	3,308	11,963
Share-based compensation	3,758	4,169
Derivative and hedging contracts	103,048	25,157
Goodwill	17,551	20,760
Equity contra - other comprehensive loss	77,142	55,810
Capital losses	7,506	7,802
Net operating losses	619,357	675,427
Other	55	39
Total deferred tax assets	840,006	809,817
Valuation allowance	(773,714)	(714,423)
Net deferred tax assets	$66,292	$95,394
Deferred tax liabilities:
Tax over financial statement depreciation	$(147,021)	$(152,204)
Pension	(7,021)	(1,311)
Income from domestic partnership	4	3
Unremitted foreign earnings	—	(23,560)
Foreign basis differences	(3,212)	(4,321)
Total deferred tax liabilities	(157,250)	(181,393)
Net deferred tax liability	$(90,958)	$(85,999)

Our net deferred tax liabilities at December 31, 2011 and December 31, 2010, respectively, are comprised of our foreign deferred income tax liability.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under ASC 740, “Accounting for Income Taxes”, a valuation allowance must be established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  The amount of valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  The valuation allowance increases are primarily due to U.S. and foreign operating income and losses generated in jurisdictions where a full valuation allowance has been recorded.

The changes in the valuation allowance are as follows:

	2011	2010
Beginning balance, valuation allowance	$714,423	$681,094
Change in valuation allowance	59,291	33,329
Ending balance, valuation allowance	$773,714	$714,423

The significant components of our NOL carryforwards are as follows:

	2011	2010
Federal (1)	$1,447,616	$1,691,172
State (2)	1,450,934	1,133,249
Icelandic (3)	298,113	185,881

(1)	The federal NOL begins to expire in 2028.
(2)	The state NOL begins to expire in 2027.
(3)	The Icelandic NOL begins to expire in 2016.

We have removed our election to permanently reinvest foreign earnings for 2011, 2010, and 2009.  The cumulative amount of foreign undistributed net earnings for which no deferred taxes have been provided was $159,087 at December 31, 2011.  Management has no plans to distribute such earnings in the foreseeable future.

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2011	2010	2009
Balance as of January 1,	$16,600	$21,200	$21,600
Additions based on tax positions related to the current year	2,500	4,400	5,200
Reductions based on tax positions related to the current year	—	—	—
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(4,600)
Decreases due to lapse of applicable statute of limitations	(3,200)	(9,000)	(700)
Settlements	—	—	(300)
Balance as of December 31,	$15,900	$16,600	$21,200

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the above balances are tax positions whose tax characterization is highly certain but for which there is uncertainty about the timing of tax return inclusion.  Because of the impact of deferred tax accounting, other than interest and penalties, the timing would not impact the annual effective tax rate but could accelerate the payment of cash to the taxing authority to an earlier period.  The remaining amounts of unrecognized tax benefits would affect our effective tax rate if recognized.  It is our policy to recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense.

The components of our unrecognized tax positions are as follows:

	2011	2010	2009
Highly certain tax positions	$15,100	$14,600	$17,400
Other unrecognized tax benefits	800	2,000	4,600
Gross unrecognized tax benefits	$15,900	$16,600	$21,200
Accrued interest and penalties related to unrecognized tax benefits	$100	$300	$1,700

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions.

Our federal income tax returns beginning in 2008 are subject to examination.  Our 2008 tax year is currently under audit by the Internal Revenue Service (“IRS”).  Additionally, a 2005 amended return is also under audit with respect to carry back items.  Material state and local income tax matters have been concluded for years through 2002.  The majority of our other state returns beginning in 2005 are subject to examination.  Our Icelandic tax returns are subject to examination beginning with the 2005 tax year.

We do not expect a significant change in the balance of unrecognized tax benefits within the next twelve months.

15.	Commitments and contingencies

Environmental Contingencies

Based upon all available information, we believe our current environmental liabilities do not have, and are not likely to have, a material adverse effect on our financial condition, results of operations or liquidity. Because of the issues and uncertainties described below and the inability to predict the requirements of future environmental laws, there can be no assurance that future capital expenditures and costs for environmental compliance at currently or formerly owned or operated properties will not result in liabilities which may have a material adverse effect.

It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated.  The aggregate environmental-related accrued liabilities were $852 and $753 at December 31, 2011 and 2010, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Century Aluminum of West Virginia, Inc. (“CAWV”) continues to perform remedial measures at Ravenswood pursuant to an order issued by the EPA in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted by the EPS for a final order.

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

Matters relating to the St. Croix Alumina Refining Facility

We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed.  In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement.  The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters.  Lockheed has tendered indemnity and defense of the above matter to Vialco.  We have likewise tendered indemnity to Lockheed.  Through December 31, 2011, we have expended approximately $840 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees.  We and Vialco have filed answers to the complaint asserting factual and affirmative defenses.  In November 2011, the court granted a motion by Century, dismissing Century from the case.  Vialco, however, remains a defendant in this case.  The parties are currently engaged in the discovery process.  As of December 31, 2011, no trial date has been set for the remaining claims.

In December 2006, Vialco and the two succeeding owners of the St. Croix Alumina Refinery were named as defendants in a lawsuit filed by the Commissioner of the DPNR.  The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and alleges violations of territorial water pollution control laws during the various defendants’ periods of ownership.  The complaint seeks statutory and other unspecified monetary penalties for the alleged violations.  The parties are currently engaged in the discovery process.

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter.  In February 2011, the court granted a motion by Century, dismissing Century from the case.  Vialco, however, remains a defendant in this case.  In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case.  The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011.  The appeal is set for hearing in May 2012.

In December 2010, Century was among several defendants listed in a lawsuit filed by approximately 2,300 plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery.  In March 2011, Century was also named a defendant in a nearly identical suit brought by approximately 200 plaintiffs previously named in the aforementioned suit.  The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility.  The plaintiffs in both suits seek unspecified monetary damages, costs and attorney fees as well as certain injunctive relief.  We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed a motion to dismiss plaintiffs’ claims, but the court has not yet ruled on the motion.

Pursuant to the terms of the asset purchase agreement between Vialco and the purchaser of the St. Croix Alumina Refinery in 1995, the purchaser assumed responsibility for all costs and other liabilities associated with the bauxite waste disposal facilities, including pre-closure and post-closure liabilities.  At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses relating to any of the foregoing actions.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In November 2011, we were named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20,000 to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  We believe these claims are without merit and intend to vigorously defend our self against them.   The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time.

In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California.  The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses.  Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees.  On March 10, 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court on March 3, 2011.  The notice of appeal remains pending before the U.S. Court of Appeals for the Ninth Circuit.

Ravenswood Retiree Medical Benefits changes

Century Aluminum of West Virginia, Inc. (“CAWV”) amended its postretirement medical benefit plan, effective January 1, 2010, for all current and former CAWV salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents.  Effective January 1, 2011, CAWV no longer provided retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court.  In August 2011, the Fourth Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction, finding that the USWA had failed to establish the likelihood of success on the merits of the underlying matter.  Based upon our analysis of the court’s ruling during the third quarter of 2010, in accordance with ASC 715-60, “Compensation – Retirement Plans – Defined Benefit Plans – Other Postretirement”, the amendment to the CAWV postretirement medical plan benefits was recorded as a negative plan amendment in the third quarter of 2010.  In October 2011, CAWV filed a motion to dismiss plaintiff’s first amended complaint with the trial court.  No ruling has yet been made on the motion.  We intend to continue to vigorously pursue our case in the foregoing actions.

Power Commitments

Hawesville

The Big Rivers Agreement has a term through December 2023, unless extended.  The Big Rivers Agreement is a cost-based agreement that provides sufficient power for Hawesville’s full production capacity requirements.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production. In November 2011, the Kentucky Public Service Commission approved portions of a rate increase that had been previously proposed by Big Rivers.  Both CAKY and Big Rivers have filed notice of appeals with respect to the rate increase. In addition Big Rivers filed a petition for rehearing with the Commission. This petition and both appeals are still pending.  The rate increase became effective as of September 1, 2011.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Grundartangi

Nordural Grundartangi ehf has power purchase agreements with HS Orka hf (“HS”), Landsvirkjun and Orkuveita Reykjavikur (“OR”) to provide power to its Grundartangi smelter.  These power purchase agreements, which will expire on various dates from 2019 through 2036, provide power at LME-based variable rates.  Each power purchase agreement contains take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreement.

Helguvik

Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is being utilized at Grundartangi until the first stage of the Helguvik project has been completed.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik is in discussion with both HS and OR with respect to such conditions.

Other Commitments and Contingencies

Labor Commitments

Approximately 75% of our U.S. based work force is represented by the USWA.  CAKY’s Hawesville plant employees represented by the USWA are under a collective bargaining agreement which expires on March 31, 2015.

In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force.  The labor agreement expires on December 31, 2014.

CAWV’s Ravenswood plant employees represented by the USWA are under a labor agreement that expired on August 31, 2010.  Negotiations for a new labor agreement are ongoing.

Other Commitments

The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010.  The Health Care Acts extend health care coverage to many uninsured individuals and expands coverage to those already insured.  The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods.  However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available.  We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postemployment benefit obligations.  Among other things, the Health Care Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.	Forward delivery contracts and financial instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2012	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	Approximately 16,000 metric tons	Through December 31, 2012	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	240 million pounds per year (high conductivity molten aluminum)	Through December 31, 2013	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current Midwest market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2012, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

(3)	The Southwire Metal Agreement contract contains termination rights in the event of a partial or full curtailment of the Hawesville facility.

Long-term Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	40,000 mtpy	Through December 31, 2014	LME-based

(1)	Grundartangi’s tolling revenues include a premium based on the EU import duty for primary aluminum.

Apart from the Glencore Metal Agreement, Glencore Sweep Agreement, Glencore Nordural Metal Agreement and the Southwire Metal Agreements, we had forward delivery contracts to sell 41,504 metric tons and 47,926 metric tons of primary aluminum at December 31, 2011 and 2010, respectively.  Of these forward delivery contracts, we had fixed price commitments to sell 41 metric tons and 117 metric tons of primary aluminum at December 31, 2011 and 2010, respectively, of which none were with Glencore at December 31, 2011 and 2010.

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 5 Derivative and hedging instruments for additional information about these instruments.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.	Asset Retirement Obligations (“ARO”)

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2011	2010
Beginning balance, ARO liability	$14,274	$15,233
Additional ARO liability incurred	1,110	1,057
ARO liabilities settled	(1,315)	(1,162)
Accretion expense	1,102	1,040
Adjustments (1)	—	(1,894)
Ending balance, ARO liability	$15,171	$14,274

(1)	We adjusted our ARO liability in 2010 for changes in the estimated amounts and timing of costs associated with the disposal of spent pot liner.

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

18.	Supplemental Cash Flow Information

	Year Ended December 31,
	2011	2010	2009
Cash paid for:
Interest	$21,257	$19,809	$28,383
Income/withholding taxes	64,622	6,481	5,009

Non-cash investing activities:
Accrued capital costs	$1,041	$172	$10,579

Non-Cash Activities

We incurred a $13,091 contingent obligation to E.ON for payments made above an agreed amount on CAKY’s behalf in excess of the amount agreed to in the Big Rivers Agreement in 2010.  See Note 6 Debt for additional information about the E.ON contingent obligation.

Due to the curtailment of our Ravenswood operations in February 2009, we reclassified certain inventory items into other assets.  As a result, there was an $18,023 non-cash change in the inventory due to this reclassification.

In 2011, 2010 and 2009, we issued shares of common stock to certain key employees to satisfy performance share liabilities of $0, $1,050 and $694, respectively, as part of our performance share program.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19.	Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2011 and 2010 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common shareholders	Net income (loss) per share
2011:
4th Quarter (1)	$318,164	$(13,632)	$(31,107)	$(31,107)	$(0.35)
3rd Quarter (2)	345,646	11,324	(6,600)	(6,600)	(0.07)
2nd Quarter (3)	366,277	49,514	23,986	22,061	0.24
1st Quarter (4)	326,337	42,316	25,046	23,005	0.25

2010:
4th Quarter (5)	$316,851	$41,135	$65,280	$59,939	$0.65
3rd Quarter (6)	279,178	15,769	(16,787)	(16,787)	(0.18)
2nd Quarter (7)	287,853	21,516	5,146	4,723	0.05
1st Quarter	285,389	33,976	6,332	5,808	0.06

(1)
The fourth quarter of 2011 net loss includes benefit of $3,067 for mark-to-market gains primarily related to primary aluminum price protection options and a $6,303 charge for lower of cost or market inventory adjustments.

(2)
The third quarter of 2011 net loss includes a benefit of $4,163 for mark-to-market gains primarily related to primary aluminum price protection options and a $13,479 charge for lower of cost or market inventory adjustments.

(3)
The second quarter of 2011 net income includes a benefit of $8,953 for changes to the Century of West Virginia retiree medical benefits program, a $7,707 charge related to the contractual impact of recent changes in the composition of our Board of Directors and executive management team and a $2,889 charge related to an insurance claim receivable.

(4)
The first quarter of 2011 net income includes a charge of $4,809 for mark-to-market losses primarily related to primary aluminum price protection options, a benefit of $9,418 for changes to the Century of West Virginia retiree medical benefits program and a $6,462 charge for the restart of the curtailed potline at Hawesville.

(5)
The fourth quarter of 2010 net income includes a benefit of $56,728 for changes to the Century of West Virginia retiree medical benefits program, a charge of $5,681 for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4,555 due to the continued curtailment of the Ravenswood facility.

(6)
The third quarter of 2010 net loss includes a charge of $12,136 for mark-to-market losses primarily related to primary aluminum price protection options and a $7,300 benefit for lower of cost or market inventory adjustments.

(7)
The second quarter of 2010 net income includes a charge of $9,294 for mark-to-market losses primarily related to primary aluminum price protection options and a $7,056 charge for lower of cost or market inventory adjustments.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

20.	Business Segments

We operate in one reportable business segment, primary aluminum.  A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2011	2010	2009

Primary	$1,767,305	$1,895,430	$1,815,589
Corporate, unallocated	43,789	27,626	46,161
Total assets	$1,811,094	$1,923,056	$1,861,750

(1)
Segment assets include cash and cash equivalents, accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment-net; the remaining assets are unallocated corporate assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2011	2010	2009
Net sales:
United States	$835,796	$714,409	$565,999
Iceland	520,628	453,021	332,927
Other	—	1,841	327
Long-lived assets:(1)
United States	$401,173	$412,266	$436,798
Iceland	884,682	894,297	899,855
Other	36,919	39,415	35,629

(1)	Includes long-lived assets other than financial instruments.

Major customer information

We had three major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The  net sales revenue for these customers are as follows:

Net sales revenue from major customers:
	Year Ended December 31,
	2011	2010	2009
Glencore	$564,431	$413,408	$230,909
Southwire	373,505	323,873	234,535
BHP Billiton	239,157	214,571	166,546

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.	Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2011, 2010 and 2009 are described below.

Sales to Glencore

We sold primary aluminum and alumina to Glencore both at spot and long-term contract basis.  See Note 20 Business Segments for additional information about the sales of primary aluminum to Glencore.

We sold primary aluminum under our long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest Premium (a premium typically added for deliveries of aluminum within the U.S.). In addition, we received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum, as adjusted to reflect the reduced European Union import duty paid on Icelandic primary aluminum. We believe that all of the transactions with Glencore under these contracts were at prices that approximate market.

We have a long-term contract to sell Glencore primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.  In addition, we entered into a one-year contract through December 31, 2012 to sell Glencore all U.S. produced primary aluminum, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended upon mutual agreement.  See Note 16 Forward contracts and financial instruments for additional information about our forward physical delivery contracts and tolling agreements with Glencore.

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

In 2010, we entered into an agreement to buy alumina from Glencore for Grundartangi.  Glencore agreed to supply us with 18,000 metric tons of alumina in 2010 at a fixed price.  Based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms, we believe that the alumina purchased from Glencore under this contract was purchased at prices that approximate market.

Alumina contract and amendments. We are party to a long-term alumina supply agreement with Glencore.  Glencore agreed to supply us with alumina through 2014 at prices indexed to the LME price of primary aluminum.

In April 2009, Glencore agreed to amend two alumina purchase agreements to reduce the amount of alumina Glencore supplied in 2009 and 2010, for an overall alumina supply reduction of 280,000 metric tons.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Primary aluminum put options

In 2011, 2010 and 2009, we entered into primary aluminum put option contracts with Glencore.  We paid cash premium to enter into these contracts and recorded a short-term asset in due from affiliates on the consolidated balance sheets.  We determined the fair value of the put options using a Black Scholes pricing model with inputs obtained from an independent source and account for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.  See Note 5 Derivative and hedging activities for additional information about the put option contracts.

Other Transactions with Glencore

As of December 31, 2011, we believe that Glencore beneficially owned, through its common stock, approximately 41.6% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 46.4% economic ownership of Century.

Transactions with BHH

 We own a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have a long-term agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2012.  This agreement is renewable through December 31, 2015.

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2011, 2010 and 2009 is as follows:

	Year Ended December 31,
	2011	2010	2009
Net sales to Glencore	$564,431	$413,408	$230,909
Purchases from Glencore	187,691	106,381	37,683
Purchases from BHH	19,543	19,690	15,218
Cash premium to Glencore for put option contracts	2,106	6,341	7,228
Glencore’s participation in common stock offerings	—	—	59,590

See Note 5 Derivatives and hedging instruments for a discussion of our fixed-price commitments and forward financial contracts.

22.	Investment in Unconsolidated 50% or Less Owned Joint Ventures

In April 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We also have a 50% interest in Mincenco, a joint venture with Minmetals Aluminum Company to explore the potential of developing a bauxite mine and associated 1.5 million metric ton alumina refining facility in Jamaica.  We account for our investments in BHH and Mincenco using the equity method and the investments are included in other assets in the Consolidated Balance Sheets.  For BHH, we report our investment in its results of operations on a one-quarter lag.  For each year presented in our Consolidated Statement of Operations, our equity in earnings of joint venture includes BHH results of operations for a twelve month period ended on September 30 of that year.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The summarized financial information presented below represents financial data for BHH after elimination of intercompany balances and profits.  Amounts presented below include financial information for BHH as of and through September 30, 2011.  The aggregate summarized financial data for these investments is as follows:

	September 30,
	2011	2010
Current assets	$54,327	$48,970
Non-current assets	49,040	51,571
Current liabilities	36,318	45,108
Non-current liabilities	4,696	4,420

	Twelve months ended September 30,
	2011	2010	2009
Net sales	$105,845	$89,430	$63,321
Gross profit	16,577	14,688	5,844
Income from continuing operations	8,859	8,969	(1,093)

23.	Condensed Consolidating Financial Information

Our 8.0% senior secured notes due 2014, 7.5% senior unsecured notes due 2014 and 1.75% convertible senior Notes due 2024 (which were redeemed in 2011) are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; and all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2011 and 2010, condensed consolidating statements of operations for the years ended December 31, 2011, 2010 and 2009 and the condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$––	$159,157	$24,244	$––	$183,401
Accounts receivable — net	40,062	7,585	––	––	47,647
Due from affiliates	616,830	13,517	2,474,727	(3,060,409)	44,665
Inventories	96,197	75,764	––	––	171,961
Prepaid and other current assets	8,668	38,809	3,169	(10,000)	40,646
Total current assets	761,757	294,832	2,502,140	(3,070,409)	488,320
Investment in subsidiaries	36,965	––	(995,131)	958,166	––
Property, plant and equipment — net	338,946	878,333	1,211	(265)	1,218,225
Other assets	21,870	43,269	39,410	––	104,549
Total	$1,159,538	$1,216,434	$1,547,630	$(2,112,508)	$1,811,094

Liabilities and shareholders’ equity:
Accounts payable, trade	$43,215	$42,278	$679	$––	$86,172
Due to affiliates	2,103,687	78,411	205,651	(2,345,845)	41,904
Accrued and other current liabilities	10,596	29,822	10,358	(10,000)	40,776
Accrued employee benefits costs — current portion	14,267	––	2,431	––	16,698
Industrial revenue bonds	7,815	––	––	––	7,815
Total current liabilities	2,179,580	150,511	219,119	(2,355,845)	193,365
Senior notes payable	––	––	249,512	––	249,512
Accrued pension benefit costs — less current portion	40,277	––	30,622	––	70,899
Accrued postretirement benefit costs — less current portion	122,609	––	5,469	––	128,078
Other liabilities/intercompany loan	63,369	686,834	4,631	(714,829)	40,005
Deferred taxes — less current portion	––	90,958	––	––	90,958
Total noncurrent liabilities	226,255	777,792	290,234	(714,829)	579,452
Shareholders’ equity:
Preferred stock	––	––	1	––	1
Common stock	60	12	932	(72)	932
Additional paid-in capital	297,300	144,383	2,506,842	(441,683)	2,506,842
Treasury stock, at cost	––	––	(45,891)	––	(45,891)
Accumulated other comprehensive income (loss)	(132,235)	(1,373)	(134,588)	133,608	(134,588)
Retained earnings (accumulated deficit)	(1,411,422)	145,109	(1,289,019)	1,266,313	(1,289,019)
Total shareholders’ equity	(1,246,297)	288,131	1,038,277	958,166	1,038,277
Total	$1,159,538	$1,216,434	$1,547,630	$(2,112,508)	$1,811,094

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$552,758	$239,235	$––	$––	$791,993
Related parties	283,038	281,393	––	––	564,431
	835,796	520,628	––	––	1,356,424
Cost of goods sold	866,366	400,536	––	––	1,266,902
Gross profit (loss)	(30,570)	120,092	––	––	89,522
Other operating income - net	(3,806)	––	––	––	(3,806)
Selling, general and admin expenses	39,100	6,932	––	––	46,032
Operating income (loss)	(65,864)	113,160	––	––	47,296
Interest expense – third party	(25,129)	––	––	––	(25,129)
Interest expense – affiliates	68,174	(68,174)	––	––	––
Interest income – third party	54	284	––	––	338
Interest income – affiliates	—	303	––	––	303
Net gain on forward contracts	804	––	––	––	804
Other expense - net	(806)	(567)	––	––	(1,373)
Income (loss) before taxes and equity in earnings of subsidiaries and joint ventures	(22,767)	45,006	––	––	22,239
Income tax benefit (expense)	4,484	(18,843)	––	––	(14,359)
Income (loss) before equity in earnings of subsidiaries and joint ventures	(18,283)	26,163	––	––	7,880
Equity in earnings of subsidiaries and joint ventures	3,798	3,445	11,325	(15,123)	3,445
Net income (loss)	$(14,485)	$29,608	$11,325	$(15,123)	$11,325

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$468,973	$286,890	$—	$—	$755,863
Related parties	247,278	166,130	—	—	413,408
	716,251	453,020	—	—	1,169,271
Cost of goods sold	708,835	348,040	—	—	1,056,875
Gross profit	7,416	104,980	—	—	112,396
Other operating income - net	(37,386)	—	—	—	(37,386)
Selling, general and admin expenses	38,719	8,083	—	—	46,802
Operating income	6,083	96,897	—	—	102,980
Interest expense – third party	(25,625)	—	—	—	(25,625)
Interest expense – affiliates	66,549	(66,549)	—	—	—
Interest income – third party	148	467	—	—	615
Interest income – affiliates	—	448	—	—	448
Net loss on forward contracts	(10,495)	—	—	—	(10,495)
Other income (expense) - net	932	(1,309)	—	—	(377)
Income before taxes and equity in earnings of subsidiaries and joint ventures	37,592	29,954	—	—	67,546
Income tax benefit (expense)	12,670	(23,803)	—	—	(11,133)
Income before equity in earnings of subsidiaries and joint ventures	50,262	6,151	—	—	56,413
Equity in earnings of subsidiaries and joint ventures	1,246	3,558	59,971	(61,217)	3,558
Net income	$51,508	$9,709	$59,971	$(61,217)	$59,971

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$445,096	$223,248	$—	$—	$668,344
Related parties	121,230	109,679	—	—	230,909
	566,326	332,927	—	—	899,253
Cost of goods sold	663,124	302,413	—	(619)	964,918
Gross profit (loss)	(96,798)	30,514	—	619	(65,665)
Other operating income - net	(16,088)	—	—	—	(16,088)
Selling, general and admin expenses	44,053	3,826	—	—	47,879
Operating income (loss)	(124,763)	26,688	—	619	(97,456)
Interest expense – third party	(30,390)	—	—	—	(30,390)
Interest expense – affiliates	61,578	(61,578)	—	—	—
Interest income – third party	714	583	—	—	1,297
Interest income – affiliates	—	572	—	—	572
Net loss on forward contracts	(17,714)	(1,701)	—	—	(19,415)
Other expense - net	(4,255)	(496)	—	—	(4,751)
Loss before taxes and equity in losses of subsidiaries and joint ventures	(114,830)	(35,932)	—	619	(150,143)
Income tax benefit (expense)	26,756	(14,399)	—	—	12,357
Loss before equity in losses of subsidiaries and joint ventures	(88,074)	(50,331)	—	619	(137,786)
Equity in losses of subsidiaries and joint ventures	(45,377)	(19,896)	(205,982)	203,059	(68,196)
Net loss	$(133,451)	$(70,227)	$(205,982)	$203,678	$(205,982)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(10,187)	$7,251	$—	$(2,936)
Investing activities:
Purchase of property, plant and equipment	(8,451)	(11,199)	(450)	(20,100)
Nordural expansion	—	(12,882)	—	(12,882)
Investments in and advances to joint ventures	—	—	(113)	(113)
Payment received on advances from joint ventures	––	—	3,056	3,056
Proceeds from sale of property, plant and equipment	1,415	56	—	1,471
Restricted and other cash deposits	3,673	––	––	3,673
Net cash provided by (used in) investing activities	(3,363)	(24,025)	2,493	(24,895)
Financing activities:
Repayment of debt	—	—	(47,067)	(47,067)
Repayments on contingent obligation	(189)	—	—	(189)
Borrowings under revolving credit facility	—	—	15,900	15,900
Repayments under revolving credit facility	—	—	(15,900)	(15,900)
Intercompany transactions	13,739	(38,992)	25,253	—
Repurchase of common stock	—	—	(45,891)	(45,891)
Issuance of common stock – net	—	—	83	83
Net cash provided by (used in) financing activities	13,550	(38,992)	(67,622)	(93,064)
Net change in cash and cash equivalents	—	(55,766)	(65,129)	(120,895)
Cash and cash equivalents, beginning of the period	––	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$159,157	$24,244	$183,401

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$100,137	$31,373	$—	$131,510
Investing activities:
Purchase of property, plant and equipment	(3,286)	(8,767)	(188)	(12,241)
Nordural expansion	—	(19,227)	—	(19,227)
Proceeds from sale of property, plant and equipment	808	15	—	823
Investments in and advances to joint ventures	—	—	(32)	(32)
Restricted and other cash deposits	5,206	—	—	5,206
Net cash provided by (used in) investing activities	2,728	(27,979)	(220)	(25,471)
Financing activities:
Intercompany transactions	(102,865)	101,731	1,134	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(102,865)	101,731	1,157	23
Net change in cash and cash equivalents	—	105,125	937	106,062
Cash and cash equivalents, beginning of the period	—	109,798	88,436	198,234
Cash and cash equivalents, end of the period	$—	$214,923	$89,373	$304,296

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$78,476	$(39,077)	$—	$39,399
Investing activities:
Purchase of property, plant and equipment	(10,241)	(5,389)	(1,305)	(16,935)
Nordural expansion	—	(21,981)	—	(21,981)
Investments in and advances to joint ventures	—	—	(1,044)	(1,044)
Payments received on advances from joint ventures	—	—	1,761	1,761
Restricted and other cash deposits	(8,014)	—	—	(8,014)
Net cash used in investing activities	(18,255)	(27,370)	(588)	(46,213)
Financing activities:
Repayments under revolving credit facility	—	—	(25,000)	(25,000)
Financing fees	—	—	(2,429)	(2,429)
Intercompany transactions	(60,221)	104,700	(44,479)	—
Issuance of common stock – net	—	—	103,077	103,077
Net cash provided by (used in) financing activities	(60,221)	104,700	31,169	75,648
Net change in cash and cash equivalents	—	38,253	30,581	68,834
Cash and cash equivalents, beginning of the period	—	71,545	57,855	129,400
Cash and cash equivalents, end of the period	$—	$109,798	$88,436	$198,234

24.	Subsequent Events (Unaudited)

Century appoints Michael Bless as President and Chief Executive Officer

In February 2012, we announced that our Board of Directors had appointed Michael Bless President and Chief Executive Officer of Century.  Mr. Bless, who was named Acting President and CEO in November 2011, had also served as Century's Executive Vice President and Chief Financial Officer since January 2006.

We have evaluated all subsequent events through the date the financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Acting Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Acting Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2011.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2011, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2012, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2012.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2012, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2012, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2012.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2012, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2012.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2012, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2012.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)(1)	List of Financial Statements

The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Notes to the consolidated financial statements.

(a)(2)	List of Financial Statement Schedules

Report of Independent Registered Public Accounting Firm.

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2011, 2010 and 2009.

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
		10-Q	000-27918	August 9, 2005
4.4	Supplemental Indenture No. 2 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 29, 2006 among Century Aluminum Company, as Issuer, NSA General Partnership, as a Guarantor	10-K	000-27918	March 16, 2006

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
4.5	Supplemental Indenture No. 3 for Century Aluminum Company’s 7.5% Senior Notes, dated as of December 21, 2006 among Century Aluminum Company, as Issuer, Century California LLC, as a Guarantor	10-K	000-27918	March 1, 2007
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
		8-K	001-34474	December 10, 2009
4.18	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.1	Employment Agreement, dated as of December 13, 2005, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 16, 2006
10.2	Amendment No. 1 to Employment Agreement dated as of March 19, 2007 by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.3	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-Q	000-27918	November 9, 2007
10.4	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.5	Amendment No. 4 to Employment Agreement dated as of December 30, 2009, by and Between Century Aluminum Company and Logan W. Kruger*	10-K	001-34474	March 16, 2010
10.6	Amended and Restated Employment Agreement, dated as of June 2, 2011 by and between Century Aluminum Company and Logan W. Kruger*	10-Q	001-34474	August 9, 2011
10.7	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	February 29, 2008
10.8	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Logan W. Kruger*	10-K	000-27918	March 2, 2009
10.9	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and Logan W. Kruger*	10-Q	001-34474	August 9, 2011

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.10	Employment Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.11	Amendment No. 1 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	November 9, 2007
10.12	Amendment No. 2 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*	10-K	000-27918	March 2, 2009
10.13	Severance Protection Agreement, dated as of March 1, 2007, by and between Century Aluminum Company and Wayne R. Hale*	10-Q	000-27918	May 10, 2007
10.14	Amendment No. 1 to Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Wayne R. Hale*	10-K	000-27918	March 2, 2009
10.15	Separation Agreement and General Release, dated May 11, 2011, by and among Century Aluminum Company and Wayne R. Hale*	8-K	001-34474	May 12, 2011
10.16	Consultant Agreement, dated May 11, 2011, by and among Century Aluminum Company and Wayne R. Hale*	8-K	001-34474	May 12, 2011
10.17	Employment Agreement, dated as of January 23, 2006, by and between Century Aluminum Company and Michael A. Bless*	8-K	000-27918	January 25, 2006
10.18	Amendment No. 1 to Employment Agreement dated as of March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.19	Amendment No. 2 to Employment Agreement dated as of August 30, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-Q	000-27918	November 9, 2007
10.20	Amendment No. 3 to Employment Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	March 2, 2009
10.21	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*	10-Q	001-34474	August 9, 2011
10.22	Amended and Restated Severance Protection Agreement, dated March 19, 2007, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	February 29, 2008
10.23	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated December 1, 2008, by and between Century Aluminum Company and Michael A. Bless*	10-K	000-27918	March 2, 2009

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.24	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*	10-Q	001-34474	August 9, 2011
10.25	Employment Agreement, dated as of December 30, 2009, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.26	Amended and Restated Severance Protection Agreement, dated as of January 1, 2008, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.27	Amendment No. 1 to Amended and Restated Severance Protection Agreement dated as of December 1, 2008, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.28	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and William J. Leatherberry*	10-Q	001-34474	August 9, 2011
10.29	Amended and Restated Severance Protection Agreement, dated as of March 20, 2007, by and between Century Aluminum Company and Steve Schneider*	10-K	001-34474	March 16, 2010
10.30	Amendment No. 1 to Severance Agreement dated as of December 1, 2008, by and between Century Aluminum Company and Steve Schneider*	10-K	001-34474	March 16, 2010
10.31	2nd Amended and Restated Severance Protection Agreement dated as of June 6, 2011 by and between Century Aluminum Company and Steve Schneider*	10-Q	001-34474	August 9, 2011
10.32	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.33	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.34	Amended and Restated 1996 Stock Incentive Plan*	10-Q	000-27918	August 10, 2009
10.35	Form of Stock Option Agreement – Employee*	10-K	000-27918	March 16, 2006
10.36	Form of Amendment No. 1 to the Stock Option Agreement – Employee*	10-Q	001-34474	August 9, 2011
10.37	Form of Stock Option Agreement – Non-Employee Director*	10-K	000-27918	March 16, 2006
10.38	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.39	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 10, 2009
10.40	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-K	001-34474	March 16, 2010
10.41	Century Aluminum Company Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.42	Amendment No. 1 to the Century Aluminum Company Long-Term Incentive Plan (Adopted Effective January 1, 2008)	10-Q	001-34474	August 9, 2011
10.43	Century Aluminum Company 2009-2011 Long-Term Transformational Incentive Plan*	10-Q	001-34474	November 11, 2009
10.44	Amendment No. 1 to the Century Aluminum Company 2009-2011 Long-Term Transformational Incentive Plan (Adopted Effective January 1, 2009)	10-Q	001-34474	August 9, 2011
10.45	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.46	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.47	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement*	10-K	001-34474	March 16, 2010
10.48	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement	10-K	001-34474	March 16, 2010
10.49	Form of Indemnification Agreement	8-K	001-34474	April 21, 2010
10.50	Amended and Restated Century Aluminum Company Executive Severance Protection Plan, adopted November 1, 2009	10-K	001-34474	March 16, 2010
10.51	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.52	Acquisition Agreement, dated as of July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.53	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.54	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.55	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.56	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.57	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.58	Alumina Supply Contract, dated as of April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.59	Alumina Supply Contract, dated as of April 14, 2008, by and between Century Aluminum Company and Glencore AG***	10-Q	000-27918	August 11, 2008

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
10.60	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum Company and Glencore AG****	8-K	000-27918	April 27, 2009
10.61	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum of West Virginia, Inc. and Glencore AG.****	8-K	000-27918	April 27, 2009
10.62	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by and between Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.63	Toll Conversion Agreement 2, dated as of April 30, 2007 by and between Nordural ehf and Glencore AG***	10-Q	000-27918	August 9, 2007
10.64	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004
10.65	General Bond, dated as of February 10, 2005, by and between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.66
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-Q	000-27918	November 9, 2005
10.67
Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2007, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-K	000-27918	March 2, 2009
10.68
Second Lien Pledge and Security Agreement, dated as of December 10, 2009, between Century Aluminum Company and Wilmington Trust Company, as Collateral Agent for the Trustee and Holders of the 8% Senior Secured Notes
		8-K	001-34474	December 10, 2009
10.69
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
10.70
Amendment No 1 to Loan and Security Agreement, dated as of August 18, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		10-Q	001-34474	November 9, 2010
10.71
Amendment No. 2 to the Loan and Security Agreement, dated as of April 26, 2011, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		10-Q	001-34474	August 9, 2011
10.72	Termination Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore, Ltd.	8-K	000-27918	July 8, 2008
10.73	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.74	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG	8-K	000-27918	July 8, 2008
10.75	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG	10-K	001-34474	March 16, 2010
10.76	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.77
Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2010).
		8-K	001-34474	April 7, 2010
10.78	Support Agreement, dated April 5, 2011, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG.	8-K	001-34474	April 6, 2011
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification				X
32.1	Section 1350 Certifications (a)				X
101.INS	XBRL Instance Document (b)				X
101.SCH	XBRL Taxonomy Extension Schema (b)				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)				X
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)				X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the SEC upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the SEC.
****	Written descriptions of these amendments are incorporated by reference to the disclosure under Item 1.01 of the Century Aluminum Company Current Report on Form 8-K dated April 21, 2009.
(a)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b)
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer
Dated: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ MICHAEL A. BLESS	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	February 29, 2012
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	February 29, 2012
Steve Schneider
*	Chairman	February 29, 2012
Terence Wilkinson
*	Director	February 29, 2012
Jarl Berntzen
*	Director	February 29, 2012
Steven Blumgart
*	Director	February 29, 2012
John C. Fontaine
*	Director	February 29, 2012
Daniel Goldberg
*	Director	February 29, 2012
Peter C. Jones
*	Director	February 29, 2012
Steven Kalmin
*	Director	February 29, 2012
Andrew Michelmore
*	Director	February 29, 2012
John P. O’Brien
*	Director	February 29, 2012
Willy R. Strothotte
*By: /s/ WILLIAM J. LEATHERBERRY
William J. Leatherberry, as Attorney-in-fact

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the consolidated financial statements of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company's internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 29, 2012 (the report on the audit of the consolidated financial statements expressed an unqualified opinion and includes an explanatory paragraph as to the adoption of FASB Accounting Standards Update No. 2011-05, Presentation of Comprehensive Income); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
February 29, 2012

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance atBeginning of Period	Charged To Cost and Expense	Charged to other accounts	Deductions	Balance at End of Period
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2009:
Allowance for doubtful trade accounts receivable	$1,000	$—	$—	$(266)	$734
Deferred tax asset - valuation allowance	$550,204	$—	$130,890	$—	$681,094
Inventory – lower of cost or market reserve	$55,867	$—	$—	$(47,152)	$8,715
YEAR ENDED DECEMBER 31, 2010:
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$681,094	$—	$33,329	$—	$714,423
Inventory – lower of cost or market reserve	$8,715	$—	$—	$(338)	$8,377
YEAR ENDED DECEMBER 31, 2011:
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$714,423	$—	$59,291	$—	$773,714
Inventory – lower of cost or market reserve	$8,377	$19,766	$—	$—	$28,143