Form 10-K/A
CENTURY ALUMINUM CO
filed 2012-04-30
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A
Amendment No. 1

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting ☐ Company

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

On February 29, 2012, Century Aluminum Company (“Century”) filed its Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”), with the Securities and Exchange Commission (the “SEC”).

Pursuant to Instruction G(3) of Form 10-K, this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) is being filed to amend the 2011 Form 10-K to include the information required by Part III of Form 10-K due to the fact that Century’s definitive proxy statement for its 2012 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2011 fiscal year.

This Amendment No. 1 amends and restates in their entirety the following items in the 2011 Form 10-K:
•	Item 10 – Directors, Executive Officers and Corporate Governance;
•	Item 11 – Executive Compensation;
•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
•	Item 13 – Certain Relationships and Related Transactions, and Director Independence; and
•	Item 14 – Principal Accounting Fees and Services.

Except as set forth in this Amendment No. 1, no other items in the 2011 Form 10-K are hereby amended.  Century has not undertaken any obligation to update or supplement any other items in the 2011 Form 10-K, including (without limitation) Century’s consolidated financial statements included therein (the “2011 Financial Statements”), to reflect any events occurring after February 29, 2012 or to modify or update information or disclosures in the 2011 Form 10-K or the 2011 Financial Statements affected by other subsequent events.  Accordingly this Amendment No. 1 should be read in conjunction with Century’s 2011 Form 10-K and its subsequent filings made with the SEC

As used in this Amendment No. 1, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Century and its subsidiaries and consolidated joint ventures.

PART III

Item 10.  Director, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth background information for each of our current directors, including age, principal occupation for at least the last five years, qualifications to serve on the Board of Directors, and the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed).  Each of Messrs. Ivan Glasenberg, Robert Fishman and Jack Thompson and Ms. Catherine Manning also served as directors during 2011.  In January 2011, Mr. Glasenberg was succeeded on the Board by Mr. Daniel Goldberg.  In June 2011, Messrs. Fishman and Thompson and Ms. Manning were succeeded on the Board by Messrs. Steven Blumgart, Steven Kalmin and Terence Wilkinson.

Class I Directors with Terms to Expire in 2012
Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since
John C. Fontaine	80
        Our Lead Director from 2005 to 2008; Of Counsel, to the law firm of Hughes, Hubbard & Reed LLP since January 2000 and Partner from July 1997 to December 1999; Chairman of the Samuel H. Kress Foundation from 1994 to 2006; Trustee of the National Gallery of Art from 2003 to 2007 and Chairman of the Board of Trustees from 2006 to 2007.

During his over 15-year tenure on the Board, Mr. Fontaine has acquired a depth of experience in the aluminum industry and familiarity with our business.  The Board benefits greatly from Mr. Fontaine’s many years of experience counseling boards and senior management regarding corporate governance, compliance, disclosure, international business conduct and other relevant issues as a partner in the New York law firm of Hughes, Hubbard & Reed.  In addition, Mr. Fontaine has served as a director of two New York Stock Exchange listed companies and as a senior officer of Knight Ridder, Inc., including as its President until his retirement from the company in 1997.  In addition, in his time as a director of Century, Mr. Fontaine has served as chairman of its Audit and Compensation committees and served on the Governance and Nominating Committee, adding valuable familiarity with the full range of our corporate and board functions.

			1996
Willy R. Strothotte	68
        Chairman of the Board of Glencore International AG from 1994 to April 2011 and Chief Executive Officer from 1993 to December 2001; Director of KKR Financial Holdings LLC since January 2007; Director of Minara Resources Ltd. from 2000 to October 2011; and Chairman of the Board of Xstrata AG from 1994 to May 2011.

Mr. Strothotte was designated for nomination to our Board of Directors by Glencore pursuant to the terms of our Standstill and Governance Agreement, dated July 7, 2008, between Glencore and the Company, as amended.  Under the terms of the Standstill and Governance Agreement, Glencore may submit to our board one Class I nominee to stand for election to our board of directors. Inclusion of such nominee is subject to the consent of a majority of the members of our Governance and Nominating Committee, subject to the reasonable exercise of the fiduciary duties of such members.  Our Governance and Nominating Committee has determined that Mr. Strothotte adds valuable expertise in the metals and mining industry through his time spent as Chairman and Chief Executive Officer of Glencore and Chairman of Xstrata AG.  Mr. Strothotte also provides extensive experience in all stages of aluminum production from alumina production to aluminum refining, production and marketing.  In addition, as a German citizen, Mr. Strothotte provides international perspective and diversity to the Board.

			1996

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since
Jarl Berntzen	45
Senior Director, Corporate Development of Dolby Laboratories since 2011; Director, Corporate Development for Rambus, Inc. since November 2010; Founder, Global Strategic Advisers, LLC from March 2009 to October 2010; Managing Director and Portfolio Manager of Interlachen Capital Group from August 2008 through February 2009; Partner-Head of Mergers and Acquisitions, ThinkEquity Partners LLC from March 2006 to August 2008; Director of Universal Safety Response, Inc. from October 2007 to April 2009; Senior Vice President, Barrington Associates Inc. from April 2005 to February 2006; and Founder, Berntzen Capital Management, LLC from March 2003 to April 2005.

Mr. Berntzen has extensive experience in mergers and acquisitions (“M&A”), financial restructurings and corporate development activities, having served in senior M&A advisory positions at several international investment banks and advisory firms, including more than 10 years with Goldman, Sachs & Co., in addition to ThinkEquity Partners LLC and Barrington Associates.  Mr. Berntzen’s financial acumen, investment banking experience and international M&A and restructuring experience provides insight to the Board when considering Century’s operational restructuring and growth and development objectives.  Mr. Berntzen has been designated an “audit committee financial expert” as defined in the regulations of the Securities and Exchange Commission (“SEC”).  In addition, Mr. Berntzen is a citizen of Norway and provides international perspective and diversity to the Board.
			2006

Class II Director with Terms to Expire in 2013
Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since
John P. O’Brien	70
Chairman of the Board of the Company from January 2008 to June 2011; Director and Vice President of Chagrin Nolls Condominium Association since June 2011; Managing Director of Inglewood Associates Inc. since 1990; Chairman of Allied Construction Products since March 1993; Director of Preformed Line Products Company from May 2004 to May 2008; Director of Globe Speciality Metals from May 2008 to October 2008; Director of Oglebay Norton Company from April 2003 to February 2008; Member of the Board of Trustees of Saint Luke’s Foundation of Cleveland, Ohio since 2006; Trustee of Cleveland Sight Center since 1990; Chairman, Chagrin Falls Board of Zoning Appeals from 2005 to January 2010; Member of the Advisory Committee of the Carver Family Center for Macular Degeneration, University of Iowa School of Medicine since June 2009; Member of the Advisory Council, Macular Degeneration Center, Case Western Reserve University Medical School since October 2009; and Trustee of Downtown Chagrin Falls from 2000 to 2008.

With Mr. O’Brien’s over 11 years experience on our Board and his service as a director of Preformed Line Products and other aluminum purchasers, Mr. O’Brien provides our Board with valuable experience in the aluminum industry.  In addition, he has spent over 18 years as Chairman of Allied Construction Products and has served as a director of numerous other public companies.  The Board benefits from Mr. O’Brien’s proven business acumen and leadership skills in his service as Chairman of the Board.  Mr. O’Brien also has extensive restructuring experience from his time spent as a Managing Director of Inglewood Associates Inc. and as Chairman of the Restructuring Committee of the Board of Directors of Oglebay Norton Company, which has proven valuable to the Board when considering Century’s operational restructuring and growth and development objectives.  Mr. O’Brien’s service on the board of several non-profit health organizations brings valuable diversity to the Board’s considerations of health, safety and sustainability matters.  Mr. O’Brien serves as Chair of the Audit Committee and has been designated an “audit committee financial expert” as defined in the regulations of the SEC.

			2000

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since
Peter C. Jones	64
Director of Concordia Resources Corp. since March 2012; Director of Red Crescent Resources Limited (formerly NiCo Mining Limited) since August 2009; Director of Royal Nickel Corp. since December 2008; Director of Mizuho Corporate Bank (Canada) from December 2006 to May 2010; Director of Iamgold Corporation from May 2006 to May 2011 and Interim President and Chief Executive Officer from January to November 2010; Chairman of Lakota Resources from December 2008 to October 2009; Director, President and Chief Operating Officer of Inco Ltd from April 2002 to November 2006; President Commissioner of PT Inco TBK from 1999 to 2006; Chairman Goro Nickel SAS from 2003 to February 2007; Member of the Board and Executive Committee, Mining Association of Canada from 1997 to 2006; and Member of the Board, Royal Ontario Museum from 2003 to 2006.

Mr. Jones has over 40 years of experience in the metals and mining industries, including both underground and open pit mining, smelting and refining of multiple base and precious metals.  Mr. Jones has executive level experience including serving as President and Chief Executive Officer of Hudson Bay Mining and Smelting, President and Chief Operating Officer of Inco Limited and Chief Executive Officer of Iamgold, and brings extensive operational experience and perspective to the Board’s deliberations. Mr. Jones also has extensive experience as a director of public companies and his service as Chairman of Iamgold Corporation’s and Century’s Compensation Committees and as a member of various other audit, corporate governance, environmental, health and safety committees adds substantial governance and compensation expertise to the Board.  In addition, as a dual-citizen of Canada and the United Kingdom and having lived and worked in a number of different countries, Mr. Jones provides international perspective and diversity to the Board.

			2007
Daniel Goldberg	33
Asset and Investment Manager of the Aluminum and Alumina Department of Glencore International AG since February 2005.  Director of various Glencore-controlled entities.

Mr. Goldberg was appointed to our Board of Directors by Glencore in accordance with a support agreement, dated April 6, 2010 between Glencore and the Company (the “2010 Support Agreement”).  Under the 2010 Support Agreement, following Ivan Glasenberg’s resignation from the Board in January 2011, Glencore was entitled to designate a director (in addition to the directors it is entitled to designate for nomination pursuant to the Standstill and Governance Agreement and the 2011 Support Agreement), reasonably acceptable to Century, for appointment to the Board to replace Mr. Glasenberg until the 2013 Annual Meeting.  Prior to Mr. Goldberg’s appointment, our Governance and Nominating Committee considered Glencore’s input as our largest stockholder and following review of Mr. Goldberg’s credentials, determined that Mr. Goldberg would add valuable expertise in the metals and mining industry by virtue of his experience as Asset and Investment Manager of the Aluminum and Alumina Department at Glencore.  Mr. Goldberg provides extensive experience in all stages of aluminum production from alumina production to aluminum refining, production and marketing.  In addition, as a South African citizen and a resident of Switzerland, Mr. Goldberg provides international perspective and diversity to the Board.

			2011

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since
Andrew Michelmore	59
Chief Executive Officer of Minmetals Resources since December 2010; Chief Executive Officer of Minerals and Metals Group since June 2009; Chief Executive Officer and Managing Director of OZ Minerals LTD from June 2008 to June 2009; Chief Executive Officer and Managing Director of Zinifex Limited from February 2008 to June 2008; Chief Executive Officer of EN+ Group from January 2006 to September 2007; Chief Executive Officer and Managing Director of WMC Resources from February 1993 to June 2005; Director of RUSAL from February 2006 to March 2007; Director of United Company RUSAL plc from March 2007 to September 2007; Chairman of the Jean Hailes Foundation since 1996; and Chairman of Ormond College Council since 2003.

Mr. Michelmore was identified to our Board of Directors by Glencore.  Although Glencore did not have any contractual rights to designate Mr. Michelmore for nomination, our Governance and Nominating Committee considered Glencore’s input as our largest stockholder and following review of Mr. Michelmore’s credentials, determined that Mr. Michelmore would add valuable expertise to the Board in the metals and mining industry by virtue of his experience as Chief Executive Officer of Minerals and Metals Group and previous experience as Chief Executive Officer of Zinifex, Oz Minerals, EN+ Group and WMC Resources.  Following such review, Mr. Michelmore was nominated for election pursuant to the terms of the 2010 Support Agreement.  Mr. Michelmore also adds valuable engineering and international business experience to the Board by virtue of his positions as a Fellow of the Institution of Chemical Engineers, the Institution of Engineers Australia and the Australian Academy of Technological Sciences and Engineering and a member of the Minerals Council of Australia and the Business Council of Australia.  In addition, as an Australian citizen and having lived and worked in a number of different countries, Mr. Michelmore provides international diversity and perspective to the Board.
			2010

Class III Director to Serve a Term Expiring in 2014
Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since
Andrew J. Caplan	42
Manager of the Bauxite and Alumina Department of Glencore International AG since 2007.  Director of various Glencore-controlled entities and the International Aluminum Institute.

Mr. Caplan was appointed to our Board of Directors by Glencore in accordance with a support agreement, dated April 5, 2011 (the "2011 Support Agreement").  Under the 2011 Support Agreement, following Steven Blumgart’s resignation from the Board in March 2012, Glencore was entitled to designate a director, reasonably acceptable to Century, for appointment to the Board to replace Mr. Blumgart until the 2013 Annual Meeting.  Prior to Mr. Caplans’s appointment, our Governance and Nominating Committee considered Glencore’s input as our largest stockholder and following review of Mr. Caplan’s credentials, determined that Mr. Caplan would add valuable expertise in the metals and mining industry by virtue of his experience as the Manager of Bauxite and Alumina at Glencore.  As Glencore’s Manager of Bauxite and Alumina, Mr. Caplan provides extensive knowledge of a key component in the primary aluminum reduction process.

			2012
Steven Kalmin	41	Chief Financial Officer of Glencore International AG since July 2005. Director of various Glencore-controlled entities. Mr. Kalmin was designated for election to our Board of Directors by Glencore in accordance with the 2011 Support Agreement. Mr. Kalmin has extensive financial expertise by virtue of his experience as Chief Financial Officer of Glencore. In addition, as an Australian citizen and a resident of Switzerland, Mr. Kalmin provides international perspective and diversity to the Board.	2011
Terence Wilkinson	66
Our Chairman of the Board since June 2011; Director of Eurasian Natural Resources Corporation Plc since December 2011; Director of Triland Metals Ltd. since 1998; Chief Executive Officer of Ridge Mining Plc from November 2000 to August 2009; Director of Angara Mining Plc from June 2008 to August 2009; Chief Executive Officer of Lonrho South Africa Limited from 1985 to 1996; Director and Chief Operating Officer of Lonmin Plc from 1997 to1999; Director of Lamensdorf Group from March 2002 to 2003.

Mr. Wilkinson was designated for nomination to our Board of Directors by Glencore in accordance with the 2011 Support Agreement.  Mr. Wilkinson has valuable metals and mining experience by virtue of the many leadership positions he has held in the metals and mining industry, including as CEO of Ridge Mining Plc, CEO of the Lonrho Group’s South African division and Director and Chief Operating Officer of Lonmin Plc.  In addition, as a dual South African and British citizen, Mr. Wilkinson provides international perspective and diversity to the Board.
			2011

The following table details certain information about our executive officers as of April 30, 2012.

Name	Age	Position and Duration
Michael A. Bless	46
President and Chief Executive Officer since February 2012.  Acting President and Chief Executive Officer from November 2011 to February 2012.  Executive Vice President and Chief Financial Officer from January 2006 to October 2011.

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

Steve Schneider	57	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006.
Michelle M. Harrison	36	Vice President and Treasurer since February 2007, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, Corporate Financial Analyst from May 2000 to October 2005.
John E. Hoerner	55	Vice President – North America Operations since September 2011.
David Kjos	59	Vice President of Major Projects, Technology & Sustainability since October 2011. Vice President Operations – Iceland since June 2007.

Prior to joining Century, Mr. Hoerner served as General Director of Finished Production for the Western Division of RUSAL from 2010 to August 2011 and Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) from 2003 through 2010.

Prior to joining Century, Mr. Kjos was the Vice President and Director of Cygnus, Inc. from February 2006 through June 2007.

Messrs. Bless, Leatherberry and Schneider and Mrs. Harrison joined Century in 2006, 2005, 2001 and 2000, respectively.  Their respective biographical information is set forth in the table above.

Corporate Governance and Other Board Matters

Our Board of Directors presently consists of ten directors. The Board, which is responsible for supervision of the overall affairs of Century, establishes corporate policies, sets strategic direction, and oversees management, which is responsible for Century’s day-to-day operations.  The Board met nine times during 2011.

Board Leadership Structure

The Board of Directors selects the Chairman of the Board in the manner and upon the criteria that it deems best for the Company at the time of selection. The Board of Directors has not adopted a policy regarding whether the roles of the Chairman and Chief Executive Officer should be separate or combined, but recognizes the value to the Company of the separation of these positions and having an independent director serve as Chairman.  The Board will continue to evaluate whether this leadership structure is in the best interests of the stockholders on a regular basis.

Our Chairman, Mr. Wilkinson, presides over each Board meeting and independent directors meeting. The Chairman serves as liaison between the Chief Executive Officer and the other directors, approves meeting agendas and schedules and notifies other members of the Board of Directors regarding any significant concerns of stockholders or interested parties of which he becomes aware. The Chairman presides over stockholders meetings and provides advice and counsel to the Chief Executive Officer.

Board Oversight of Risk Management

The Board of Directors is engaged in company-wide risk management oversight.  The Board of Directors relies upon the Chief Executive Officer, Chief Accounting Officer, General Counsel and other executive officers of the Company to supervise day-to-day risk management and to bring material risks to the Board’s attention.  Each of the Chief Executive Officer, Chief Accounting Officer and General Counsel provide reports directly to the Board of Directors and certain Board committees, as appropriate.  Directors may also from time to time rely on the advice of our outside advisors and auditors provided they have a reasonable basis for such reliance.

The Board of Directors also delegates certain oversight responsibilities to its Board committees. Descriptions of the various Board Committees are set forth below. The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.  For example, while the primary responsibility for financial and other reporting, internal controls, compliance with laws and regulations, and ethics rests with the management of the Company, the Audit Committee provides risk oversight with respect to the Company’s financial statements, the Company’s compliance with legal and regulatory requirements and corporate policies and controls related to the financial statements, the independent auditor’s selection, retention, qualifications, objectivity and independence, and the performance of the Company’s internal audit function. The Governance and Nominating Committee considers risks related to succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the Board.  The Health, Safety and Sustainability Committee provides oversight of risks relating to Century’s policies and management systems with respect to health, safety and sustainability matters.  See “Compensation Committee” below for a discussion of the Board of Directors’ consideration of compensation-related risks.

Board Committees and Meeting Attendance

To assist it in carrying out its duties, the Board has established various standing committees.  Each standing committee of the Board and its members are listed in the table below:

Name	Audit	Compensation	Governance & Nominating	Health, Safety & Sustainability
Jarl Berntzen	X			X*
John C. Fontaine			X
Daniel Goldberg		X	X
Peter C. Jones			X*	X
Andrew Michelmore		X*		X
John P. O’Brien	X*
Terence Wilkinson	X	X
* Committee Chair

The Board designates the members of each committee and the committee chair annually based on the recommendations of the Governance and Nominating Committee.  The Board has adopted written charters for each of its committees, which are available in the “Investors” section of our website, www.centuryaluminum.com, under the tab “Corporate Governance.”  During 2011, overall attendance at Board and committee meetings was 98%.  We encourage, but do not require, the attendance of Board members at our annual meetings.  All of our directors, except Mr. Blumgart, attended the 2011 Annual Meeting in person or by telephone.

Independent Directors

The Board has determined that Messrs. Berntzen, Fontaine, Jones, Michelmore, O’Brien and Wilkinson are independent directors under the criteria established by the Nasdaq Global Select Market (“NASDAQ”).  Our independent directors are scheduled to meet in executive session without the presence of management no fewer than two times each year.  The independent directors met eight times in 2011.

Audit Committee

The Audit Committee, among other things:

●	oversees the financial reporting process for which management is responsible;
●	appoints and oversees the engagement of the independent auditors for audit and non-audit services;
●	monitors the independence of the independent auditors;
●	reviews and approves all audit and non-audit services and fees;
●	reviews the scope and results of the audit with the independent auditors;
●	reviews the scope and results of internal audit procedures with our internal auditors;
●	evaluates and discusses with the independent auditors and management the effectiveness of our system of internal accounting controls and assessment of fraud risk;
●	appoints and oversees the engagement of the Company’s internal audit function, including internal audit plan and results;
●	reviews current and pending material litigation with management;
●	conducts or directs investigations of any allegations of material violations of securities laws, fiduciary duties or similar allegations;
●	reviews and oversees the Company’s risk management assessment and procedures;
●	reviews and approves related party transactions pursuant to our Statement of Company Policy Regarding Related Party Transactions; and
●	makes inquiries into other matters within the scope of its duties.

During 2011, Messrs. Berntzen, Fishman, Michelmore, O’Brien and Wilkinson and Ms. Manning served on the Audit Committee for some period of time.  Effective June 7, 2011, Messrs. Fishman and Michelmore and Ms. Manning were succeeded on the Audit Committee by Mr. Wilkinson.  The Board has determined that each member of the Audit Committee is “independent,” as required under applicable NASDAQ listing standards and Rule 10A-3 under the Securities Exchange Act of 1934 (the “Exchange Act”).  In addition, the Board has determined that Messrs. Berntzen and O’Brien are “audit committee financial experts” within the meaning set forth in regulations of the SEC.  Mr. O’Brien has served as Chair of the Audit Committee since June 7, 2011 and previously served as Chair of the Audit Committee from 2001 to 2008.  In 2011, the Audit Committee held four meetings.

Compensation Committee

The Compensation Committee reviews and establishes the compensation for our executive officers and has oversight responsibility for administering and awarding grants under our Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”).   During 2011, Messrs. Berntzen, Fontaine, Goldberg, Jones, Michelmore, O’Brien, Thompson and Wilkinson served on the Compensation Committee for some period of time.  Messrs. Berntzen, Fontaine, Jones, O’Brien and Thompson were succeeded on the Compensation Committee by Messrs. Goldberg, Michelmore and Wilkinson on June 7, 2011.  Mr. Jones was succeeded as Chair of the Compensation Committee by Mr. Michelmore. With the exception of Mr. Goldberg, each member of the Compensation Committee is “independent” as required under applicable NASDAQ listing standards.  The Board has determined that it is in the best interests of the Company and its stockholders for Mr. Goldberg to serve as a member of the Compensation Committee due to his unique and extensive knowledge of the aluminum industry by virtue of his position as Asset and Investment Manager of the Aluminum and Alumina Department of Glencore.  Mr. Goldberg was not determined to be “independent” as defined under the applicable NASDAQ listing standards due to his position with Glencore.  The Compensation Committee held ten meetings in 2011.

The Compensation Committee reviews the relationship between our risk management policies and practices and the incentive compensation we provide to our named executives to confirm that our incentive compensation does not encourage unnecessary and excessive risks. The Compensation Committee also reviews the relationship between risk management policies and practices, corporate strategy and senior executive compensation.  Our compensation programs are discretionary, balanced and focused on the long-term. Under this structure, management can achieve the highest amount of compensation through consistent superior performance over extended periods of time. This incentivizes management to manage the Company for the long term and to avoid excessive risk-taking in the short-term. Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure and the elements of compensation are similarly balanced among cash, time-vested performance share units (which do not contain any performance based vesting requirements), shares of Century stock and stock options. With limited exceptions, the Compensation Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted.  Based on its assessment of our compensation policies and practices, the Compensation Committee has determined that it is not reasonably likely that Century’s compensation and benefit plans would have a material adverse effect on Century.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for, among other things:

●	evaluating the size and composition of the Board;
●	identifying, recruiting and recommending candidates for election to the Board and its committees;
●	overseeing corporate governance matters; and
●	reviewing and making periodic recommendations concerning our corporate governance policies and procedures.

During 2011, Messrs. Berntzen, Blumgart, Fishman, Fontaine, Glasenberg, Jones and Thompson served on the Governance and Nominating Committee for some period of time.  On June 7, 2011, Messrs. Berntzen, Fishman and Thompson were succeeded on the Governance and Nominating Committee by Messrs. Jones and Blumgart.  Mr. Thompson was succeeded as the Chairman of the Governance and Nominating Committee by Mr. Jones on June 7, 2011.  Mr. Glasenberg served as a member of the Governance and Nominating Committee from September 2010 until his resignation from the Board in January 2011.  With the exception of Messrs. Goldberg, Glasenberg and Blumgart, each member of the Governance and Nominating Committee is “independent” as required under applicable NASDAQ listing standards.  The Board had determined that it is in the best interests of the Company and its stockholders for Mr. Goldberg, and prior to their respective resignations, for Mr. Glasenberg and Mr. Blumgart, to serve as members of the Governance and Nominating Committee due to their unique and extensive knowledge of the aluminum and metals and mining industries by virtue of their respective position as Asset and Investment Manager of the Aluminum and Alumina Department, Chief Executive Officer and Co-Director of the Aluminum and Alumina Department of Glencore.  None of Messrs. Goldberg, Glasenberg or Mr. Blumgart were determined to be “independent” as defined under applicable NASDAQ listing standards due to their positions with Glencore.  In 2011, the Governance and Nominating Committee held five meetings.

The Governance and Nominating Committee solicits recommendations for potential Board nominees from a variety of sources, including directors, officers, other individuals with whom the Governance and Nominating Committee members are familiar, through its own research, and third-party research.  The Governance and Nominating Committee also considers nominees recommended by stockholders who submit such recommendations in writing to our Corporate Secretary.  The qualifications and standards the Governance and Nominating Committee will apply in evaluating any recommendations for nomination to the Board include, but are not limited to:

●	significant business or public company experience;
●	a willingness and ability to make a sufficient time commitment to Century’s affairs to perform effectively the duties of a director, including regular attendance at Board and committee meetings;
●	skills in finance, international business and knowledge about Century’s business or industries;
●	personal qualities of leadership, character, judgment and integrity; and
●	requirements relating to composition of the Board under applicable law and listing standards.

The Governance and Nominating Committee also strongly considers diversity when evaluating any recommendations for nominations to the Board.  The Governance and Nominating Committee takes into consideration each potential nominee’s diverse attributes and variety of experiences and viewpoints but does not make decisions to include or exclude a potential nominee solely or largely based on race, ethnicity, gender, national origin or sexual orientation.  While the Board has not adopted a formal policy with respect to diversity, the Governance and Nominating Committee believes that diversity is an important aspect in Board composition.  In selecting a director nominee, the Governance and Nominating Committee focuses on skills, education, experience and qualities that would complement the existing Board, recognizing our diverse global business structure.  Reflecting this diversity, our Board consists of directors who are citizens of eight different nations.  Our directors come from diverse business backgrounds including financial, legal, industrial, non-profit and governmental.

Health, Safety and Sustainability Committee

The Health, Safety and Sustainability Committee (the “HSS Committee”) was formed in 2008 to assist the Board with regard to oversight of Century’s policies and management systems with respect to health, safety and sustainability matters. Specifically, the HSS Committee is responsible for the regular review of Century’s health, safety and sustainability policies and related practices, assessments, performance, compliance and reporting.  The HSS Committee must meet at least twice a year and provide recommendations to the Board.  During 2011, Messrs. Fishman, Jones, Michelmore, Berntzen and Thompson and Ms. Manning served on the HSS Committee for some period of time.  Messrs. Fishman and Thompson and Ms. Manning were succeeded on the HSS Committee by Messrs. Michelmore and Berntzen on June 7, 2011 with Mr. Berntzen replacing Mr. Fishman as Chairman of the Committee. The HSS Committee held four meetings in 2011.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board or any individual director(s) by sending a written communication in an envelope addressed to the Board or the appropriate director(s) in care of our Corporate Secretary, addressed to:  Corporate Secretary, Century Aluminum Company, 2511 Garden Road, Building A, Suite 200, Monterey, California 93940.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Accounting Officer and Controller. A copy of the code of ethics is available on our Internet website at www.centuryaluminum.com and a copy will be mailed to any person, without charge, upon written request addressed to:  Corporate Secretary, Century Aluminum Company, 2511 Garden Road, Building A, Suite 200, Monterey, California 93940.

We intend to disclose any amendments to or waivers of our code of ethics on behalf of our Chief Executive Officer, Chief Accounting Officer or Controller and persons performing similar functions, on our website at www.centuryaluminum.com.

Directors’ Compensation

Directors who are full-time salaried employees of Century are not compensated for their service on the Board.  The Board believes that compensation for non-employee directors should be a mix of cash and equity-based compensation.  Effective March 24, 2009, the Board determined that non-employee, non-independent Board members will receive compensation only in cash.  This change affords the Company the ability to avoid indirectly increasing the beneficial ownership of any stockholder at whose direction a member of our Board serves.  The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to the Board when appropriate.  The Board reviews the committee’s recommendations and determines the amount of director compensation.

Equity Awards, Meeting Fees and Retainers. In 2011, each independent director continuing in office after the Annual Meeting of stockholders received an annual grant of time-based performance share units valued at $75,000.  These time-based performance share units vest 100% on the one year anniversary of the grant date.  The shares were granted on the business day following the 2011 annual meeting based on the average closing price of Century’s common stock for the 30 trading days preceding the grant date.  In addition, each newly elected independent director received a one-time grant of 1,000 time-based performance share units that vest 50% following 12 months of service and 50% following 24 months of service.  Vesting of time-based performance share unit awards are subject to acceleration under certain circumstances pursuant to the terms of the award agreement.

During 2011, non-employee directors (other than Messrs. Glasenberg, Strothotte, Blumgart, Goldberg and Kalmin, who waived their rights to receive compensation, and Chairman Wilkinson, who received the amount noted below) received an annual retainer of $45,000 for their services. Mr. Wilkinson, as Chairman of the Board, received an annual retainer of $110,000. The Chairs of the Audit and Compensation Committees each received an additional $10,000 and the Chairs of the Governance and Nominating and Health, Safety and Sustainability Committees each received an additional $5,000 annual retainer. In addition, each non-employee director received a fee of $2,000 for each Board or Board committee meeting attended. The Chair of the Audit Committee received an additional $1,000 per Audit Committee meeting attended.

The equity awards, meeting fees and retainers above, were set in 2009 based on a competitive assessment of director pay practices among the peer companies used for our executive compensation benchmarking.  In 2011, the Compensation Committee reviewed Century’s director pay practices and determined to leave them unchanged for 2011.

Expense Reimbursement.  All directors were reimbursed for their travel and other expenses incurred in attending Board and Board committee meetings, other than Messrs. Blumgart, Glasenberg, Goldberg, Kalmin and Strothotte, who waived their right to receive expense reimbursement.

The following table sets forth the compensation paid to each director in 2011.

2011 Director Compensation

Director (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Total ($)
Jarl Berntzen	107,500	65,280	172,780
Steven Blumgart	–	–	–
Robert Fishman	49,000	–	49,000
John C. Fontaine	99,000	65,280	164,280
Ivan Glasenberg	–	–	–
Daniel Goldberg	–	–	–
Peter C. Jones	108,500	65,280	173,780
Steven Kalmin	–	–	–
Catherine Manning	47,500	–	47,500
Andrew Michelmore	86,000	65,280	151,280
John P. O’Brien	136,500	65,280	201,780
Willy R. Strothotte	–	–	–
Jack Thompson	61,000	–	61,000
Terence Wilkinson	81,000	79,580	160,580
(a)	Represents all non-employee continuing directors that served on the Board during 2011. Mr. Kruger did not receive additional compensation for serving as a Board member in 2011.
(b)
Represents retainer and meeting fees paid to each non-employee director during 2011 (other than Messrs. Blumgart, Glasenberg, Goldberg, Kalmin and Strothotte, who waived their right to receive compensation).

(c)
Represents the June 8, 2011 grant date fair value of stock awarded to Board members (other than Messrs. Blumgart, Goldberg, Kalmin and Strothotte who waived their right to receive compensation), calculated in accordance with ASC 718 Compensation – Stock Compensation.  Additionally, upon becoming a director, Mr. Wilkinson received a one-time initial award of 1,000 performance shares.

The following table sets forth the number of outstanding options and stock awards as of December 31, 2011:

Name	Number of Options Outstanding as of 12/31/2011(a)		Number of Stock Awards Outstanding as of 12/31/2011(b)
Jarl Berntzen	16,000		4,565
Steven Blumgart	–		–
John C. Fontaine	17,000		11,297
Daniel Goldberg	–		–
Peter C. Jones	13,000		18,398
Steven Kalmin	–		–
Andrew Michelmore	–		5,065
John P. O’Brien	14,000		25,130
Willy R. Strothotte	–	(c)	–
Terence Wilkinson	–		5,565
(a)	All options were fully vested as of 12/31/2011.
(b)	Represents time-vested performance shares held by the named director that have not yet vested or for which settlement has been deferred.
(c)	Excludes options to acquire 17,000 shares of our common stock held in Mr. Strothotte's name for Glencore.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons owning more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities.  These same persons are also required to furnish us with copies of all such forms.  Based solely on a review of the copies of the forms furnished to us and written representations that no Form 5 filings were required, we believe that, with respect to the 2011 fiscal year, all required Section 16(a) filings were timely made, except that Glencore filed a late Form 4 with respect to the automatic conversion of its of series A preferred shares into common shares at the end of first quarter on March 31, 2011.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

Our Compensation Committee (“Committee”) is a standing committee of our Board of Directors.  The Committee reviews and establishes the compensation for our executive officers and is responsible for administering and awarding grants of equity awards under our 1996 Stock Incentive Plan, which we refer to as the 1996 Plan.

The Committee periodically reviews and modifies Century’s compensation and benefit programs, and the principles and philosophies on which these programs are based.  Key matters addressed by the Committee with respect to 2011 compensation include the following:

●
Managed and reviewed compensation practices following the resignation of Mr. Wayne Hale, the Company’s former Chief Operating Officer, in May 2011 and Mr. Logan Kruger, the Company’s former Chief Executive Officer, in November 2011, as well as the impact of the election of three directors designated by Glencore to our Board of Directors in June 2011;

●	Amended the peer group reviewed by the Company when evaluating compensation in order to better align the peer group with the Company’s size, revenues, operations and industry;
●	Set performance goals for the Company’s Annual Incentive Plan and Long-term Incentive Plan and set award opportunities for the named executive officers;
●	Provided incentives for management to reduce costs and preserve strategic investment opportunities;
●	Increased stock ownership requirements for our nonemployee independent directors in order to further align compensation with the interests of our stockholders; and
●	Established a compensation plan for Mr. Bless following his appointment as Acting President and Chief Executive Officer in November 2011 and President and Chief Executive Officer in February 2012.

Our Philosophy on Executive Compensation

Our compensation programs are designed to enable Century and its subsidiaries to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management’s and stockholders’ interests in the enhancement of Company performance and stockholder value.  The Committee and management believe that our compensation programs must therefore remain flexible to afford the Committee and management discretion in making awards that account for both individual and corporate performance.

Our compensation programs are structured as a balanced portfolio using multiple elements to deliver a total package consisting of base salary, annual incentive awards, long-term incentive awards, and retirement benefits.  In addition, the Committee retains discretion to make adjustments necessary to balance the overall performance of Century and the individual performance of our executive officers and to pay for performance.

The size of previous equity-based grants and current equity holdings do not affect future grants and are not considered by the Committee when making long-term incentive award decisions.  The Committee does, however, consider the combination of the major compensation and benefit offerings when making compensation decisions. The Committee generally applies its compensation philosophy and policies consistently in determining the compensation of each of our senior executives, while being mindful of individual differences such as experience, level of responsibility, potential contributions to future growth opportunities and individual performance, as well as the practical implications of arms-length negotiations at the time each executive is hired or promoted.  Market pay levels for chief executives of public companies are in general significantly higher than the pay levels for other executives, as indicated by the survey data and peer group data utilized by the Committee and described below.

At the Company’s annual meeting of stockholders held in June 2011, over 89% of the votes cast on the advisory vote to approve the compensation of our named executive officers were voted in favor of the proposal. The Committee believes this affirms our stockholders’ support for the Company’s approach to executive compensation.

Our Process for Executive Compensation

We review market pay and performance levels, with the help of our consultants, on a regular basis.  We evaluate Company performance against our plans and budgets, pay and performance levels at comparable companies and in the context of the broader economy.  The Committee retains final discretion in determining annual incentive awards and the vesting of performance units.  In general, the Committee makes its final determination of both annual incentive awards and awards earned based on long-term performance in the first quarter following the end of each performance period.

The Committee maintains an annual agenda to help ensure that it discharges its duties in a thoughtful and timely manner.  Each meeting has a primary purpose, e.g., reviewing market benchmarking, finalizing incentive awards, approving salary adjustments and new incentive plan terms, reviewing market trends or completing a self-assessment.  Other matters may be added to the agenda.  As a general practice, the Committee makes significant decisions over multiple meetings: discussing conceptual matters, reviewing preliminary recommendations, and reviewing final recommendations before acting.  The Committee also holds special meetings as necessary in order to perform its duties.

The Committee dedicated significant time and attention to management compensation in 2011, including holding ten meetings.

Benchmarking Executive Compensation

Our philosophy emphasizes competitive objectives for executive pay.  We prefer a flexible range to a single point to provide the Committee the discretion needed to discharge its duties, while being mindful of individual differences such as tenure and performance, as well as the practical implications of pay, on occasion, being the product of an arms-length negotiation at the time an executive is hired or promoted.  Elements of compensation that are benchmarked, separately and in the aggregate, include base salary, annual incentive, long-term incentive, and retirement benefits.

Our incentive plans are designed to allow the Committee the discretion to reward outstanding performance significantly above the targeted range in the case of outstanding performance; conversely, when performance is below expectations, our plans are designed to deliver compensation that is below the targeted range and to allow the Committee the discretion to reduce or eliminate certain compensation elements.  In 2011, the Committee designed the compensation program to provide Century’s officers total compensation (including annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) that, assuming success in meeting or surpassing criteria under the Company’s various incentive plans, was positioned, on average, around the midpoint of the compensation ranges for similarly situated officers at the surveyed companies.

With respect to the named executive officers, in 2011 the Committee primarily focused on the practices of a group of comparably-sized, asset-intensive, metals and other industrial companies.  The Committee chose these parameters, and ultimately the companies noted below, to permit pay to be evaluated in a context that considers businesses with similar exposure to economic forces and business cycles.  The composition of this group is reviewed regularly, and at least annually, and the group is refined to ensure its relevance in light of Century’s position, as well as mergers, acquisitions, growth, etc. among the companies.

Until September 2011, the Committee considered two peer groups when evaluating compensation for the named executive officers: the “traditional peer group” and the “alternative peer group”.  The traditional peer group included companies with revenues similar to the Company’s historical revenues prior to the world financial crisis of 2008 and 2009.  The alternative peer group included companies with revenues closer to those of the Company during and immediately following the world financial crisis. Both the traditional and alternative peer groups were considered when setting 2011 target compensation.  The Committee evaluated the traditional and alternative peer data independently and as a composite, but there was no algorithm that dictated targeted pay at a precise level in comparison to the two peer groups.

In September 2011, the Committee determined to consider only the “alternative peer group” when awarding 2011 compensation and when making compensation decisions in the future as this peer group was most representative of the Company’s current size, revenues, operations and industry.  The table below identifies the companies that have been included in either group during 2011.

Company	Traditional Peer Group	Alternative Peer Group
AK Steel Holdings	Included
Allegheny Technologies	Included
AM Castle & Co.		Included
Arch Chemicals	Included	Included
Buckeye Technologies Inc.		Included
Carpenter Technology Corp	Included	Included
Commercial Metals Company	Included
Compass Minerals International Inc.	Included
Eagle Materials Inc.		Included
Genesee & Wyoming Inc.		Included
Gibraltar Industries Inc.	Included	Included
Kaiser Aluminum Corp.	Included	Included
Koppers Holdings Inc.		Included
Martin Marietta Materials Inc.	Included	Included
Minerals Technologies Inc.		Included
Noranda Aluminum Holding Corp.	Included	Included
Reliance Steel & Aluminum Co.	Included
Schnitzer Steel Industries Inc.	Included	Included
Steel Dynamics Inc.	Included
Stillwater Mining Co.		Included
Texas Industries Inc.		Included
The Timken Company	Included
Vulcan Materials Company	Included	Included
Worthington Industries	Included	Included

                Role of the Chief Executive Officer

         As part of its review and determination of Century’s compensation objectives, philosophy, programs and decisions, the Committee works with and receives advice and recommendations from our Chief Executive Officer (other than with respect to his own compensation).  The Committee’s charter formalizes the working relationship with our Chief Executive Officer and includes the following actions to be taken by the Chief Executive Officer:

●	working with the Committee in its decisions regarding the approval of all general compensation plans and policies, including pension, savings, incentive and equity-based plans;
●	reviewing and determining the respective corporate and individual goals and objectives for the other named executive officers relevant to their compensation;
●	providing the Committee an evaluation of the performance of the other named executive officers in light of their respective corporate and individual goals and objectives; and
●	recommending to the Committee the compensation levels of the other named executive officers.

The Committee considers the recommendations of our Chief Executive Officer, together with the review by our compensation consultant, in making independent determinations regarding executive compensation.  For 2011 compensation, neither Mr. Kruger nor Mr. Bless recommended his level of compensation to the Committee.

Our Chief Executive Officer attends all Committee meetings, other than those portions that are held in executive session and he is not present during deliberations on matters involving his compensation.

Role of Compensation Committee Consultants

The Committee uses the services of compensation consultants.  In 2011, the Committee engaged Towers Watson to advise the Committee in connection with designing and implementing the Company’s executive compensation programs, including with respect to compensation philosophy, objectives, annual and long-term plan designs, and market pay levels.  In December 2011, the Committee determined to retain Frederic W. Cook & Co., Inc. (“Frederic Cook”) to replace Towers Watson as its compensation consultant in 2012, however, retaining the services of Towers Watson through the preparation of this Compensation Discussion and Analysis report.  The change was not made due to any disagreement or other similar matter with Towers Watson.  All decisions with respect to the foregoing were made in the Committee’s sole discretion.  Neither Towers Watson nor Frederic Cook conducted any compensation consulting or other projects for management in 2011.

Overview of Compensation Elements

The list below summarizes the general elements and characteristics of our executive compensation programs.  Detailed narratives of these compensation elements are provided in a later section.

●	Base salary: Base salary is determined by our philosophy, the position (skills, duties, responsibilities, etc.), market pay levels and trends, individual performance and prior salary.
●
Annual incentive awards: Variable compensation is payable in cash (or at the discretion of the Committee, shares or stock options) following the fiscal year the pay is earned; payment is based on the Committee’s review of achievement of pre-set performance goals and a portion of the incentive is generally dependent on a subjective review of individual performance and contributions to our overall strategic successes.  The Committee retains the discretion to wholly disregard or modify any or all pre-set operating goals as it deems appropriate.

●
Long-term incentives: Variable compensation based on sustained performance success; historically based on the Committee’s assessment of operating performance and strategic achievements and settled in cash, time-vested performance units and stock options.  The 2011 long-term incentives include the long-term transformational incentive plan that was designed to incentivize management to reduce costs in domestic operations and preserve the Company’s Helguvik smelter development options.  Awards under the long-term transformational incentive plan are settled in cash, or, at the discretion of the Committee, shares of Company stock.  2011 was the final year of the long-term transformational incentive plan.

●
Retirement benefits: Tax qualified defined benefit and defined contribution plans apply to salaried employees of our U.S. companies who meet eligibility requirements.  In addition, our nonqualified defined benefit plan provides a select group of participants with benefits above the level permitted under a qualified plan.

Compensation Program Details

Base Salary

The Committee typically reviews the salaries of our named executive officers annually (in the fourth quarter or early the following year).  In addition, the Committee may review the salaries of our named executive officers in connection with a promotion or other change in responsibility.

In 2011, the Committee authorized cost of living base salary increases for each of the named executive officers from 1.9% to 3.9%.  The Committee authorized a cost of living base salary increase of approximately 2.5% for each of the named executive officers in 2012.  The Committee determined to make such increases based on, among other things, its review of competitive pay practices, the current financial situation of the Company, the recommendation of the Chief Executive Officer with respect to the other executive officers, and in its own judgment.

In connection with Mr. Bless’ appointment as Acting President and Chief Executive Officer in November 2011, the Committee granted Mr. Bless an additional monthly salary stipend of approximately $18,800 in addition to his 2011 annual base salary.  Following Mr. Bless’ appointment as President and Chief Executive Officer in February 2012, Mr. Bless’ 2012 annual base salary was increased to $730,000, effective as of January 1, 2012.

Annual Incentive Awards

The annual incentive plan is designed to allow compensation based on short-term (annual) individual performance, preservation of future value and strategic investments and operating results.  Under our annual incentive plan, executives (including the named executive officers) are eligible to receive an award, which has historically been paid in cash, but may be paid, at the discretion of the Committee, in cash, shares or stock options.

Target Awards

In 2011, the Committee received a recommendation from our Chief Executive Officer that the Company use uniform performance measure weighting for all executives participating in the 2011 annual incentive plan to reflect the integrated nature of the Company’s senior leadership team.  In light of this suggestion, the Committee decided that performance measure weighting with regard to all 2011 annual incentive plan goals would be identical for all 2011 annual incentive plan participants.

The achievement of certain performance metrics described in the table below was designed by the Committee in 2011 to determine 74% of the award at target in the aggregate.  The Committee reviews and approves the performance metrics and target levels of performance annually.  The Committee sets targets that it believes are challenging but reasonably attainable.  In general, payouts may be above or below target depending on performance above or below the targeted levels based on a straight line interpolation.  However, in each case, the Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted.

Operating Result	Description	Percentage of Aggregate Award if Target Achieved	Targets
Conversion cost	The cost of converting alumina into aluminum is a key factor in the profitability of our business. This performance target is intended to incentivize management to meet specific conversion cost targets.	30%
We consider the conversion cost targets to be confidential, and disclosure of those targets would cause competitive harm to Century. For example, our competitors may be able to use this data to predict our pricing strategies or our ability to match certain prices.  The Committee set conversion cost targets that it believed to be challenging but reasonably attainable.

Metal Production	The amount of metal produced by our operating smelters is a key factor in the profitability of our business. This performance target is intended to incentivize management to meet specific production targets.	30%
We consider the metal production targets to be confidential, and disclosure of those targets would cause competitive harm to Century. Because aluminum is a global commodity, our competitors may be able to use production targets to predict our pricing strategies or our ability to match certain prices.  The Committee set production targets that it believed to be challenging but reasonably attainable.

Safety	Improving the safety of our workplaces has long been a goal of Century and we have accordingly provided incentives to management for improving our safety statistics.	14% (12% for the Grundartangi/ Hawesville target and 2% for the Helguvik target.)
The 2011 safety target was to achieve a weighted average (based on total headcount) total recordable case incidence rate of (i) 2.10 at our Grundartangi facility, (ii) 2.50 at our Hawesville facility and (ii) 1.45 at our Helguvik project.

The Committee’s subjective evaluation of two elements (which elements do not have quantitative targets) was designed to determine 26% of the 2011 incentive at target:

●	Creation of future value and strategic investments; and
●	Discretionary/Individual: recognize individual contributions to operating, financial, and strategic success.

The Committee’s evaluation of these elements is intended to be completely discretionary and subjective and based on matters determined relevant by the Committee at the time of the award.

Target annual incentive opportunities for in 2011 were based on a percentage of salary:  Mr. Bless 70%; Mr. Leatherberry 70%; Mr. Schneider 55%; and Mrs. Harrison 45%.  The Committee determined these target annual incentive opportunities as part of its total compensation program to provide Century’s named executive officers total compensation (including annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) that, assuming success in meeting or surpassing criteria under the Company’s various incentive plans, was positioned, on average, around the midpoint of the compensation ranges for similarly situated officers at the surveyed companies.

2011 Payout

When determining the 2011 annual incentive plan award, the Compensation Committee exercised its discretion under the annual incentive plan to modify the awards that may have otherwise been payable under the plan based on the performance targets set forth above.  In light of the significant changes made to the Company’s management team and Board in 2011, the Compensation Committee determined to award Messrs. Bless, Leatherberry and Schneider and Mrs. Harrison an annual incentive plan award equal to such named executive officer’s 2010 annual incentive plan award.  While such determination was made in the Committee’s subjective discretion, factors considered by the Committee when making such determination included steps taken by such named executive officers to transition the leadership of the Company following the resignations of Messrs. Kruger and Hale as well as ensuring continuity among the remaining members of the Company’s senior management team.

Accordingly, the bonuses paid to Messrs. Bless, Leatherberry and Schneider and Mrs. Harrison for 2011 were as follows:

Name	Target Non-Equity Incentive Compensation Paid pursuant to the 2011 Annual Incentive Plan	Actual Non-Equity Incentive Compensation Paid pursuant to the 2011 Annual Incentive Plan
Mr. Bless	$310,000	$332,640
Mr. Leatherberry	$262,000	$277,200
Mr. Schneider	$156,000	$167,585
Mrs. Harrison	$104,000	$112,365

Long-Term Incentive Awards

The Long-Term Incentive Program (the “LTIP”) is designed to align executive compensation with the interests of stockholders, link compensation to share price appreciation over a multi-year period and support the retention of our management team. We provide two types of LTIP awards: performance-units and time-vested performance shares.

Performance units are generally cash-settled awards based on the achievement of strategic objectives, free cash flow goals, and the Company’s total stockholder return in relation to its peer group over a three-year period; however, the Committee retains the discretion to settle these awards in stock.  Time-vested performance share units are stock-settled awards that are granted at the beginning of the performance period.  Both the performance units and time-vested performance shares vest, in their entirety, after three years.

The 2009-2011 Long-Term Transformational Incentive Plan (the “LTTIP”), implemented in 2009 and discussed below, replaced the cash-settled goal-based performance unit portion of the 2009-2010 LTIP.  As such, no cash-settled goal-based performance units were awarded under the 2009-2010 LTIP.

Under the time-vested performance shares portion of the 2009-2010 LTIP, Messrs. Bless, Leatherberry and Schneider and Mrs. Harrison were granted, respectively: 31,493, 23,134, 20,299 and 16,418 time-vested performance share units in 2009, all of which have now vested.

Long-Term Transformational Incentive Plan

The 2009-2011 Long-Term Transformational Incentive Plan was implemented in 2009 in order to align management incentives and rewards more fully with the transformative restructuring changes to the Company’s goals in response to the 2008-2009 global economic crisis.  The LTTIP replaced the cash-settled goal-based performance unit portion of the 2009-2010 LTIP.  There was no additional LTTIP grant made in 2010 or 2011.  2011 was the final year of the LTTIP.  The LTTIP, for which each of the named executive officers and select other executives were eligible, had the following attributes and elements:

●	A total target award pool of $8 million, comprised of:
▪
a maximum $4 million U.S. Bonus Pool based on the Committee’s assessment of the achievement of certain reduced costs associated with restructuring domestic operations.  Due to the more urgent aspect of these activities, payment opportunities were designed to be frontloaded and were achieved in their entirety in 2009; and

▪
a $4 million Iceland Bonus Pool based on the Committee’s subjective evaluation of the achievement of preservation and enhancement of the Helguvik smelter development options during the transitional period. Payment opportunities with respect to the Iceland Bonus Pool were intended to be spread more evenly over the three year period with slightly higher payments possible in year two;

●	the entire $8 million pool was intended to be paid in cash, but could be paid partially or entirely in shares, options and cash at the Committee’s discretion;
●	the bonus pools were paid out in three annual installments in 2010, 2011, and 2012; and
●	all named executive officers and select other executives that participated in the LTTIP did not participate in the cash portion of the 2009-2010 LTIP.

The 2009-2011 LTTIP awards were made to participants as a percentage of the total bonus pool.  For 2011, the allocations for Messrs. Bless, Leatherberry and Schneider and Mrs. Harrison for 2011 were as follows:

Name	Targeted U.S. Bonus Pool Payout in 2011	Targeted Iceland Bonus Pool Payout in 2011
Mr. Bless	1.7%	3.6%
Mr. Leatherberry	1.7%	3.6%
Mr. Schneider	0.5%	1.8%
Mrs. Harrison	0.9%	1.8%
*All percentages set forth above are percentages of the 2009-2011 aggregate applicable bonus pool.

Total payments are dependent, subject to the discretion of the Committee, on the total size of the bonus pool.  Based on the Company’s achievement’s in 2009, including cost savings at the Company’s Hawesville and Ravenswood smelters and divestment of the Company’s Gramercy St. Ann operations, the Committee determined that the entire U.S. Bonus Pool had been earned.  Accordingly, the U.S. Bonus Pool was paid out at 100% of target in 2011.

The Iceland Bonus Pool is awarded based on the Committee’s subjective review of management’s preservation of the Company’s Helguvik smelter development options in Iceland.  This review is intended to be completely discretionary and subjective, but for purposes of illustration, some of the objectives which may be reviewed by the Committee, none of which are individually weighted, include among other things:

●	securing power, transmission and other required contractual commitments;
●	exploration of strategic restructuring and other development opportunities;
●	safety; and
●	maintaining engineering and construction activities to preserve the option to develop this project, including reengineering the project into multiple phases.

The Committee determined to make a payout of 100% of the targeted 2011 payout amounts.

The targeted and actual bonuses paid to Messrs. Bless, Leatherberry and Schneider and Mrs. Harrison under the LTTIP for 2011 were as follows:

Name	Target 2011 Bonus Under U.S. Bonus Pool	Actual 2011 Bonus Under U.S. Bonus Pool	Target 2011 Bonus Under Iceland Bonus Pool	Actual 2011 Bonus Under Iceland Bonus Pool	Total 2011 Bonus Under LTTIP
Mr. Bless	$68,000	$68,000	$144,000	$144,000	$212,000
Mr. Leatherberry	$68,000	$68,000	$144,000	$144,000	$212,000
Mr. Schneider	$20,000	$20,000	$72,000	$72,000	$92,000
Mrs. Harrison	$36,000	$36,000	$72,000	$72,000	$108,000

Stock Options

Option grants are made on a case-by-case basis to executive officers in connection with hiring awards and to recognize promotions and under other circumstances where deemed appropriate in the Committee’s discretion.  It has been the Committee’s practice to approve all option grants at Committee meetings.  For initial option grants to our executives made in connection with their employment by Century, the Committee approves the options at the time it approves the executive’s overall compensation arrangement and the terms of his or her employment agreement, if any.  Option grants are a high-risk, high return component of the executive total compensation program because stock options deliver value to an executive only if the share price is above the grant price after the date of vesting.  Therefore, the stock options directly align executive officer and stockholder interests.  No option grants were made to the named executive officers in 2011.

Retirement Benefits

The Century Aluminum 401(k) Plan is a tax-qualified retirement savings plan pursuant to which our U.S. based salaried employees, including our named executive officers, are able to contribute a percentage, up to the limits prescribed by the Internal Revenue Service, of their annual compensation on a pre-tax basis.  Effective January 1, 2011, the Company reinstituted a matching contribution equal to 100% of eligible employees’ pre-tax contributions to the 401(k) Plan up to 4% of eligible compensation, and 50% of eligible employees’ pre-tax contributions equal to the next 2% of eligible compensation.  Generally, “eligible compensation” used for purposes of calculating contributions under the Plan is the amount paid to an employee as base salary plus bonuses (excluding certain gifts, awards, severance pay, relocation pay, performance shares and amounts realized from the exercise of certain stock awards) up to $245,000 in 2011 and $250,000 in 2012.

We also maintain a non-contributory defined benefit pension plan for our U.S. based salaried employees who meet certain eligibility requirements, which we refer to as our Qualified Plan.  We have also adopted a Supplemental Retirement Income Benefit Plan, or “SERP.”  The SERP provides selected senior executive officers with an additional retirement benefit equal to the amount that would normally be paid under our Qualified Plan if there were no limitations under Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”).  Final average monthly compensation for purposes of calculating the supplemental benefit will be based on the greater of (a) projected final annual compensation, assuming specified annual increases until retirement age, or (b) the average of the highest three years’ annual compensation over the last 10 years of employment.  Each named executive officer was eligible to participate in these benefits in 2011.

On selective occasions we have also provided enhanced retirement benefits, in the form of an “Enhanced SERP”, which is designed to enhance the total retirement income level, when, due to the executive’s age and potential years of service at normal retirement age, benefits under the Qualified Plan and the SERP are projected to be less than a specified percentage of the executive’s estimated final average annual compensation.  None of the current named executive officers participate in the Enhanced SERP.

Benefits triggered by retirement are valued and described below under the caption “Executive Compensation-Pension Benefits Table” and “Executive Compensation-Potential Payments upon Termination or Change of Control.”

Policies & Other Technical Considerations

Stock ownership guidelines

We maintain stock ownership guidelines for our executives and nonemployee independent directors.  We adopted them to further underscore our belief that management’s interests should be aligned with those of the stockholders.  In 2011, we reviewed our nonemployee independent director stock ownership guidelines.  After a review of policies in effect at other companies, a decision was made to substantially increase the number of shares required to be held until retirement in order to further emphasize a long-term focus on stockholder value.

The current guidelines for Century’s officers and directors are summarized in the table below.  The guidelines are based on a fixed number of shares, which was finalized after giving consideration to the value of the fixed share guidelines as a percent of pay (salary for executives and cash retainer for nonemployee directors).  The guidelines of peers and, on a broader basis, industry practices were considered in developing this policy.

Category	Share Guideline
Chief Executive Officer	150,000
Executive Vice Presidents	48,000
Senior Vice Presidents	18,000
Vice Presidents	6,000
Nonemployee, Independent Directors	20,000

Non-employee, non-independent directors are not subject to these guidelines, although they are urged to follow them.

Officers and non-employee independent directors have five years from the later of the date of hire or the effective date of the guidelines to meet these ownership guidelines.  Officers who are subsequently promoted to a higher category of participant level will have five years from the date of promotion to achieve their increased share guideline.  Each of the named executive officers satisfies the current guidelines, other than Messrs. Bless and Leatherberry who have until February 7, 2017 and September 20, 2015, respectively, to satisfy the guidelines following recent promotions.

Clawback

We maintain an Incentive Compensation Recoupment Policy.  Under this policy, our Board will, to the extent permitted by applicable law, in all appropriate cases, require reimbursement of any bonus or incentive compensation paid to an employee after January 1, 2008, cause the cancellation of restricted or deferred stock awards and outstanding stock options, and seek reimbursement of any gains realized on the exercise of stock options attributable to such awards, if and to the extent that: (a) the amount of incentive compensation was calculated based upon the achievement of certain financial results that were subsequently reduced due to a restatement, (b) our Board or an appropriate committee determines that the employee engaged in any fraud or misconduct which caused or contributed to the need for the restatement, and (c) the amount of the bonus or incentive compensation that would have been awarded to the employee had the financial results been properly reported would have been lower than the amount actually awarded.

Timing of Equity Awards

Generally, the Committee makes incentive pay decisions at regularly scheduled Committee and board meetings.  The Committee may also make compensation determinations at other times during the year for newly-hired executives or in connection with the promotion of existing employees.  The Committee does not time any form of compensation award, including equity-based awards, to coincide with the release of material non-public information.

Income Tax Consequences

Section 162(m) of the Code generally disallows a tax deduction for annual compensation in excess of $1 million paid to certain executive officers; however, compensation above $1 million is deductible if such compensation is “performance based” and meets other criteria as specified under Section 162(m) of the Code.

The Committee agrees with the premise of pay for performance, and it has considered the impact of Section 162(m) on the design of our compensation programs.  But the nature of our business, not the least of which is the impact of metal prices on our results, limits the ability to pre-determine meaningful goals without substantial subsequent discretionary adjustments.  The Committee believes that such discretion is necessary and would not be available as a compensation management tool if incentive payments were to be “performance based” as defined and required under Section 162(m).  Accordingly, it is not the Committee’s goal for all compensation to be deductible by us under Section 162(m).

The Committee will continue to consider and weigh the potential loss of expense deductions against its need for discretion in designing programs for the named executive officers.  The Committee does not expect the loss of any such deductions to have a significant impact on Century.

Employment Agreements

We currently have employment agreements with Messrs. Bless and Leatherberry.  We also had employment agreements with Messrs. Kruger and Hale prior to their respective resignations from the Company.  The terms of these agreements, including base salary, initial equity grants, minimum guaranteed bonuses, participation in Century benefit plans and other benefits, are approved by the Committee.  The amounts and types of such compensation are negotiated terms with each officer.  When reviewing and negotiating these terms, the Committee is provided with market data by its compensation consultants and considers practices of peer companies and, if applicable, compensation earned and/or forfeited by the officer at a previous employer.  Certain material provisions of the employment agreements of Messrs. Bless and Leatherberry are described below under the caption “Summary Compensation Table – Narrative to Summary Compensation Table and Grant of Plan Based Awards Table – Employment Agreements.”

Post-Termination Compensation and Benefits

Other Post-Termination Benefits

Selected senior executive officers may also receive benefits triggered by death, disability or termination without cause.  Century has designed these benefits to be competitive with industry standards to attract and retain talented executive and management level personnel.  Benefits triggered by death, disability and termination without cause are valued and described below under the caption “Executive Compensation-Potential Payments upon Termination or Change of Control.”

Century’s policy is that accelerated benefits for executive officers should not be triggered in circumstances where the executive is terminated for cause or resigns voluntarily.

Change in Control

Our policy is to provide change in control protection to our named executive officers based on competitive practice in the industry.  Change in control provisions are contained in various named executive officer employment agreements, long-term compensation agreements, retirement plans and severance protection agreements, particularly for executives who are unlikely to be retained in comparable positions by the acquiring entity upon a change in control.  In addition, change in control protections have historically been designed to maximize stockholder value by creating incentives for named executive officers to explore strategic transactions and work to bring such transactions to fruition if appropriate.  Our 1996 Plan, Executive Severance Plan, Severance Protection Agreements and employment agreements are each intended to provide for certain employee protections in the event of a change in control.  These arrangements have been intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the metals and mining sectors.

Under our 1996 Plan, in the event of a change in control, any options and performance shares outstanding upon the date of such change in control will have their vesting accelerated as of the date of such change in control which is referred to as a “single trigger” provision.  These provisions are also generally included in our employment agreements with certain named executive officers.  We believe these change of control arrangements, the value of which are influenced significantly by the value obtained in a change of control transaction, effectively create incentives for our executive officers to build stockholder value and to obtain the highest value possible should we be acquired in the future, despite the risk of losing employment and potentially not having the opportunity to participate in future equity awards which comprise a significant component of each executive’s compensation.  We believe it is more appropriate for these awards to accelerate immediately upon a change in control in order to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, especially following a change in control.

Our Severance Protection Agreements are “double trigger,” meaning that payment of severance benefits is not awarded upon a change in control unless the executive’s employment is terminated involuntarily (other than for cause) within 36 months following the transaction.  We believe this structure strikes a balance between the incentives and the executive hiring and retention effects described above, without providing these benefits to executives who continue to enjoy employment with an acquiring company in the event of a change of control transaction.  We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive management and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn these payments.

See “Potential Payments upon Termination or Change of Control—Severance Compensation Arrangements” for additional discussion of the severance compensation agreements of our named executive officers.

Involuntary Severance

The Compensation Committee established the Executive Severance Plan after recognizing a need for severance arrangements beyond the Company’s Severance Protection Agreement for those executives without an Employment Agreement. The only named executive officers who are participants in the Executive Severance Plan are Mr. Schneider and Mrs. Harrison.  The key terms of the Executive Severance Plan and benefits triggered by a change in control or involuntary severance are valued and described below under the caption “Executive Compensation – Potential Payments upon Termination or Change of Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this 2011 Annual Report on Form 10-K with Century management and based on such review and discussions, the Compensation Committee recommended to Century’s Board of Directors that the Compensation Discussion and Analysis be included in this 2011 Annual Report on Form 10-K and Century’s 2012 proxy statement.

Respectfully Submitted,

The Compensation Committee

Daniel Goldberg	Andrew Michelmore (Chair)	Terence Wilkinson

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer and each of our three other most highly compensated executive officers, as well as our former Chief Executive Officer and Chief Operating Officer, for services rendered to us in all capacities in 2011.

2011 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	Non-Equity Incentive Plan Compensation ($)(d)	Change in Pension Value and Deferred Compensation ($)(e)	All Other Compen- sation ($)(f)		Total ($)
Michael A. Bless	2011	471,645	–	173,902	–	544,640	240,962	765		1,431,914
President and Chief Executive Officer	2010	432,000	–	175,426	–	841,216	93,382	765		1,542,789
	2009	422,000	–	206,279	137,406	773,000	82,875	915		1,622,475

William J. Leatherberry	2011	374,000	–	146,817	–	489,200	215,492	13,430	(h)	1,238,939
Executive Vice President, Chief Legal Officer, General Counsel and Secretary	2010	360,000	–	146,213	–	845,375	68,613	1,180		1,421,381
	2009	287,500	–	181,428	100,937	653,000	47,883	1,220		1,271,968

Steve Schneider	2011	283,000	–	88,872	–	259,585	276,200	16,110	(h)	923,767
Senior Vice President, Chief Accounting Officer and Controller	2010	277,000	–	89,988	–	361,299	158,936	3,860		891,083
	2009	272,000	–	132,958	88,564	334,000	250,000	4,010		1,081,532

Michelle Harrison	2011	234,000	–	55,119	–	220,365	143,243	13,305	(h)	666,032
Vice President and Treasurer

Logan W. Kruger(j)
Former President and Chief Executive Officer	2011	783,463	–	829,125	–	–	2,850,979	49,508	(i)	4,513,075
	2010	875,000	–	473,577	–	1,843,239	1,662,337	2,835		4,856,988
	2009	855,000	–	557,241	371,187	1,477,400	939,982	2,985		4,203,795

Wayne R. Hale	2011	178,306	–	179,519	–	202,219	189,361	3,090,558	(g)	3,839,963
Former Executive Vice President and Chief Operating Officer	2010	482,000	–	208,750	–	868,935	86,025	3,355		1,649,065
	2009	472,000	–	307,621	204,915	811,000	71,217	3,505		1,870,258
(a)	There were no discretionary bonuses paid to the named executive officers in 2011.
(b)
Represents the grant date fair value of stock awards granted to the named executive officer in the respective fiscal year, calculated in accordance with ASC 718 Compensation – Stock Compensation, for awards granted pursuant to the 1996 Plan.

(c)
Represents the grant date fair value of stock options granted to the named executive officer in the respective fiscal year, calculated in accordance with ASC 718 Compensation – Stock Compensation, for awards granted pursuant to the 1996 Plan.

(d)	Represents the fair value of amounts earned by the named executive officer under the 2011 AIP and the 2009-2011 LTTIP.
(e)
Represents the change in the actuarial present value of accumulated retirement benefits.  Decreased interest rates, which are used to discount future payments under the pension plans, and changes in mortality assumptions significantly increased the present value of pension benefits in 2011.

(f)	Includes term life insurance, 401(k) match, Company paid life insurance, housing/relocation and related tax gross-up, as applicable.
(g)	Includes $12,250 for 401(k) match, $811,280 in consulting fees earned following his resignation from the Company and $2,255,192 incurred for severance pay upon resignation.
(h)	Includes 401(k) match of $12,250.
(i)	Includes $34,423 for unused vacation upon resignation and 401(k) match of $12,250.
(j)	All or a portion of the non-salary compensation disclosed as earned by Mr. Kruger for years 2009-2011 may be subject to recoupment by the Company. The Company's claim for recoupmant of that compensation is currently the subject of litigation between the Company and Mr. Kruger.

GRANTS OF PLAN BASED AWARDS

The following table sets forth information regarding the estimated future payouts under our 1996 Plan to our named executive officers.

2011 Grants of Plan Based Awards Table

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock (c)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Award ($)(d)
		Threshold	Target ($)(a)	Maximum ($)(b)
Michael A. Bless	March 22, 2011	–	166,125	332,250	10,093	–	–	173,902
William J. Leatherberry	March 22, 2011	–	140,250	280,500	8,521	–	–	146,817
Steve Schneider	March 22, 2011	–	84,900	169,800	5,158	–	–	88,872
Michelle Harrison	March 22, 2011	–	52,650	105,300	3,199	–	–	55,119
Logan W. Kruger	March 22, 2011	–	792,075	1,584,150	48,121	–	–	829,125
Wayne R. Hale	March 22, 2011	–	171,500	343,000	10,419	–	–	179,519
(a)	Represents the target potential cash payment under the 2011-2013 Long Term Incentive Plan. Awards will be paid in 2014 after consideration by the Compensation Committee.
(b)	Represents the maximum potential cash payment under the 2011-2013 Long Term Incentive Plan. Awards will be paid in 2014 after consideration by the Compensation Committee.
(c)	Represents the number of time-vested performance share units granted to the named executive officer under the 2011-2013 Long Term Incentive Plan. Awards will settle on December 31, 2013.
(d)	The values represent the grant date fair value of the stock and option awards determined in accordance with ASC 718 Compensation – Stock Compensation.

Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table

Employment Agreements

We have employment agreements with Mr. Bless and Mr. Leatherberry.  Mr. Bless’ agreement provides for automatic extensions on each January 1 for an additional one-year period unless timely notice of termination is delivered by a party pursuant to the terms of the employment agreement.  Effective January 1, 2011, Mr. Bless’ agreement was so extended to December 31, 2013.  The initial term of Mr. Leatherberry’s employment agreement ended on December 31, 2011, and was automatically extended for an additional two year period on January 1, 2012, and will be extended on every other anniversary thereafter, for an additional two year term, unless timely notice of termination is delivered by a party pursuant to the terms of the employment agreement.  These agreements provide that Messrs. Bless’ and Leatherberry’s salaries shall be subject to increase from time to time at the discretion of the Compensation Committee.  Mr. Bless’ employment agreement has not been amended to date following his appointment as President and Chief Executive Officer.  These agreements also provide that these executive officers are eligible to participate in our incentive compensation plans, subject to the discretion of the Compensation Committee, and they are also eligible for stock option grants and performance share awards under the 1996 Plan and participation in the SERP.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards for our named executive officers as of December 31, 2011.

2011 Outstanding Equity Awards at Fiscal Year-End Table

Name	Option Awards					Stock Awards (d)
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (c)
Michael A. Bless	30,000	–	–	29.92	Jan. 23, 2016	11,950(a)	101,695
	27,618	–	–	6.55	May 4, 2019	10,093(b)	85,891

William J. Leatherberry	5,000	–	–	64.39	Feb. 22, 2018	9,960(a)	84,760
	20,288	–	–	6.55	May 4, 2019	8,521(b)	72,514

Steve Schneider	17,801	–	–	6.55	May 4, 2019	6,130(a)	52,166
						5,158(b)	43,895

Michelle Harrison	3,600	–	–	24.70	Dec. 8. 2015	3,770(a)	32,083
	5,000	–	–	37.31	June 9, 2016	3,199(b)	27,223
	14,398	–	–	6.55	May 4, 2019
(a)	Represents the number of time-vested performance share units granted under the 2010-2012 Long-Term Incentive Plan.
(b)	Represents the number of time-vested performance share units granted under the 2011-2013 Long-Term Incentive Plan.
(c)	Based on the closing market price for share of our common stock of $8.51 on December 30, 2011, the last trading day for the fiscal year ended December 31, 2011.
(d)	See “Deferred Compensation” below.

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises and vesting and settlement of performance shares for our named executive officers as of December 31, 2011.

2011 Option Exercise and Stock Vested Table

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)
Michael A. Bless	31,493	489,086
William J. Leatherberry	23,134	359,271
Steve Schneider	20,299	315,243
Michelle Harrison	16,418	254,972
Logan W. Kruger	85,075	1,321,215
Wayne R. Hale	46,965	729,366
(a)
Includes shares received pursuant to the Long-Term Incentive Program for the 2009-2010 Performance Program Period by each named executive officer on January 1, 2011.  Does not include any shares that may have vested, but for which settlement was deferred.  See “Deferred Compensation” below.

Deferred Compensation

The election of three directors designated by Glencore to our Board of Directors in June 2011 previously was determined to have resulted in the accelerated vesting of certain awards granted under the Company’s Amended and Restated 1996 Stock Incentive Plan and the Long-Term Incentive Plan.  However, pursuant to the terms of the Amended and Restated 1996 Stock Incentive Plan and the Long-Term Incentive Plan, such awards would continue to settle on the originally scheduled dates absent the occurrence of certain subsequent events.  The awards held by our named executive officers that previously were determined to have vested in June 2011, but have not yet settled, are set forth in the table below.  The Committee is reviewing the prior determination that the vesting of such awards accelerated.

Nonqualified Deferred Compensation

Name	Registrant Contributions in Last FY ($)(a)		Aggregate Balance at Last FYE ($)
Michael A. Bless	515,711	(b)	515,711
William J. Leatherberry	432,523	(c)	432,523
Steve Schneider	264,061	(d)	264,061
Michelle Harrison	163,056	(e)	163,056
(a)	Based on the closing market price for shares of our common stock of $8.51 on December 30, 2011, the last trading day for the fiscal year ended December 31, 2011.
(b)
Represents the market value as of December 30, 2011 of 22,043 time-vested performance share units and 328,125 cash-settled performance units that have vested, but not yet settled under the 2010-2012 and 2011-2013 Long-Term Incentive Plans.  Absent a subsequent event, these performance units will settle on December 31, 2012 and December 31, 2013, respectively.

(c)
Represents the market value as of December 30, 2011 of 18,481 Time-vested performance share units and 275,250 cash-settled performance units that have vested, but not yet settled under the 2010-2012 and 2011-2013 Long-Term Incentive Plans.  Absent a subsequent event, these performance units will settle on December 31, 2012 and December 31, 2013, respectively.

(d)
Represents the market value as of December 30, 2011 of 11,288 Time-vested performance share units and 168,000 cash-settled performance units that have vested, but not yet settled under the 2010-2012 and 2011-2013 Long-Term Incentive Plans.  Absent a subsequent event, these performance units will settle on December 31, 2012 and December 31, 2013, respectively.

(e)
Represents the market value as of December 30, 2011 of 6,969 Time-vested performance share units and 103,750 cash-settled performance units that have vested, but not yet settled under the 2010-2012 and 2011-2013 Long-Term Incentive Plans.  Absent a subsequent event, these performance units will settle on December 31, 2012 and December 31, 2013, respectively.

Post Employment Compensation

Pension Benefits

As discussed above under the heading “Retirement Benefits,” we maintain both the Qualified Plan and the SERP as retirement plans for our U.S. based salaried employees. The Qualified Plan provides lifetime annual benefits starting at age 62 equal to 12 multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under predecessor plans which we acquired. We determine final average monthly compensation under the qualified plans as the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants’ pension rights vest after a five-year period of service, or earlier if the participant has reached the age of 62. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available. The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Code.

The SERP provides selected senior executives with supplemental benefits in addition to those benefits they are entitled to receive under the Qualified Plan. More information about the SERP can be found under the heading “Retirement Benefits.”

The following table sets forth the present value of accumulated benefits payable to each of the named executive officers, including the number of years of service credited to each such named executive officer, under the Qualified Plan and the SERP, determined using interest rate and mortality rate assumptions consistent with those used in our consolidated financial statements.

2011 Pension Benefits Table

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)(a)
Michael A. Bless	Non-Contributory Defined Pension Plan	5.92	369,690
	Supplemental Retirement Income Benefit Plan (SERP)		157,084

William J. Leatherberry	Non-Contributory Defined Pension Plan	7.00	202,430
	Supplemental Retirement Income Benefit Plan (SERP)		171,780

Steve Schneider	Non-Contributory Defined Pension Plan	10.75	851,849
	Supplemental Retirement Income Benefit Plan (SERP)		49,696

Michelle Harrison	Non-Contributory Defined Pension Plan	11.67	260,783
	Supplemental Retirement Income Benefit Plan (SERP)		46,715

Logan W. Kruger	Non-Contributory Defined Pension Plan	5.92	784,928
	Supplemental Retirement Income Benefit Plan (SERP)		8,285,578	(b)

Wayne R. Hale	Non-Contributory Defined Pension Plan	4.17	–
	Supplemental Retirement Income Benefit Plan (SERP)		745,504
(a)	Represents the actuarial present value of accumulated retirement benefits using interest rate and mortality rate assumptions consistent with those used in the Company’s financial statements.
(b)	Includes Supplemental Retirement Income Benefit Plan and Enhanced Supplemental Retirement Income Benefit Plan.

Potential Payments upon Termination or Change of Control

The following table sets forth the amount of compensation payable to each of our named executive officers upon termination of such executive’s employment. The amount of compensation payable to each named executive officer following: termination following a change of control, involuntary termination for cause, involuntary termination not-for-cause, death, disability, retirement and voluntary resignation is shown. The amounts shown assume that such termination was effective as of December 31, 2011.  The actual amount to be paid can only be determined at the time of such executive’s termination.

2011 Potential Payments upon Termination or Change of Control Tables

	Type of Termination
Name	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control
Michael A. Bless													–
Salary	$–		$1,338,000		$–		$–		$1,338,000		$–		$1,329,000
Bonus	–		975,380		–		–		975,380		310,100		1,380,000
Qualified Retirement Benefits	369,690	(a)	369,690	(a)	369,690	(a)	369,690	(a)	369,690	(a)	184,845	(b)	369,690	(a)
SERP	157,084	(a)	157,084	(a)	157,084	(a)	157,084	(a)	157,084	(a)	78,542	(b)	289,144	(d)
Excise Tax Gross Up	–		–		–		–		–		–		1,240,501
Insurance Continuation	–		–		–		–		–		–		61,008
Total	$526,774		$2,840,154		$526,774		$526,774		$2,840,154		$573,487		$4,669,343

William J. Leatherberry
Salary	$–		$935,000		$–		$–		$–		$–		$748,000
Bonus	–		916,300		–		–		–	(c)	261,800		1,191,600
Qualified Retirement Benefits	202,430	(a)	202,430	(a)	202,430	(a)	202,430	(a)	202,430	(a)	101,215	(b)	202,430	(a)
SERP	171,780	(a)	297,470	(d)	171,780	(a)	171,780	(a)	171,780	(a)	85,890	(b)	262,110	(d)
Excise Tax Gross Up	–		–		–		–		–		–		1,015,690
Insurance Continuation	–		51,878		–		–		–		–		41,502
Total	$374,210		$2,403,078		$374,210		$374,210		$374,210		$448,905		$3,461,332

Steve Schneider
Salary	$–		$283,000		$–		$–		$–		$–		$566,000
Bonus	–		311,300		–		–		–	(c)	–	(c)	585,000
Qualified Retirement Benefits	851,849	(a)	851,849	(a)	851,849	(a)	851,849	(a)	851,849	(a)	425,925	(b)	851,849	(a)
SERP	49,696	(a)	83,872	(d)	49,696	(a)	49,696	(a)	49,696	(a)	24,848	(b)	191,771	(d)
Excise Tax Gross Up	–		–		–		–		–		–		889,900
Insurance Continuation	–		23,431		–		–		–		–		46,862
Total	$901,545		$1,553,452		$901,545		$901,545		$901,545		$450,773		$3,131,382

Michelle Harrison
Salary	$–		$468,000		$–		$–		$–		$–		$468,000
Bonus	–		315,900		–		–		–	(c)	–	(c)	495,000
Qualified Retirement Benefits	260,783	(a)	260,783	(a)	260,783	(a)	260,783	(a)	260,783	(a)	130,392	(b)	260,783	(a)
SERP	46,715	(a)	60,666	(d)	46,715	(a)	46,715	(a)	46,715	(a)	23,358	(b)	96,586	(d)
Excise Tax Gross Up	–		–		–		–		–		–		517,182
Insurance Continuation	–		41,252		–		–		–		–		41,252
Total	$307,498		$1,146,601		$307,498		$307,498		$307,498		$153,750		$1,878,803

Logan W. Kruger (e)
Qualified Retirement Benefits	$784,928	(a)	$–		$–		$–		$–		$–		$–
SERP	1,383,809	(a)	–		–		–		–		–		–
SERP with Enhancement	6,901,769	(a)	–		–		–		–		–		–
Total	$9,070,506		$–		$–		$–		$–		$–		$–

Wayne R. Hale (f)
SERP	$745,404	(a)	$–		$–		$–		$–		$–		$–
Total	$745,404		$–		$–		$–		$–		$–		$–

(a)
Amount shown will not be paid to the named executive as a lump sum.  Rather, the amount represents the actuarial calculated present value of benefits that will be received upon obtaining normal retirement age (62).

(b)
Amount shown will not be paid to the named executive as a lump sum.  Rather, amount represents the actuarial calculated present value of benefits that will be paid to a surviving spouse as an annuity upon the named executive’s death.

(c)	Final award determination will be made by the Committee under the Company's Annual Incentive Plan.
(d)
Represents the amount the named executive will receive as a lump sum payment of the actuarial equivalent of the difference between the retirement benefits the named executive is currently entitled to receive under our qualified pension plan and a “recalculated” retirement benefit that includes additional 24, 30 or 36 months, as applicable, of credited service.  In addition, the named executive is entitled to the remainder of the retirement benefits upon reaching normal retirement age.

(e)
Mr. Kruger terminated his employment with the Company and resigned as a member of the Board of Directors of the Company effective November 14, 2011.  Mr. Kruger has filed a lawsuit against the Company alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  The trial court has transferred the matter to an arbitration panel for resolution.    We believe these claims are without merit and intend to vigorously defend our self against them.  The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time.  We do not expect that the ultimate costs to resolve this action will have a material adverse effect on our consolidated financial condition, results of operations or liquidity, regardless of the ultimate outcome.

(f)
On May 11, 2011, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr.  Hale.  Pursuant to the Separation Agreement, Mr. Hale resigned as an executive officer of the Company and as a director, officer or employee, as applicable, of the Company’s subsidiaries and affiliates effective May 11, 2011 (the “Separation Date”).  In order to ensure a smooth transition of his duties, Mr. Hale entered into a consulting agreement with the Company effective through December 31, 2011, pursuant to which Mr. Hale was paid $811,280 in 2011.  Under the terms of the Separation Agreement, Mr. Hale agreed to a general release of claims with respect to the Company (including any claims arising under Mr. Hale’s existing employment agreement or severance protection agreement with the Company) and is subject to non-disparagement, cooperation and confidentiality provisions. In consideration for his agreement to the general release and these restrictive covenants, the Company agreed to pay Mr. Hale $2,255,192 in substantially equal installments following the Separation Date through December 31, 2013.  In addition, Mr. Hale received a pro-rata target annual bonus payment of $122,164 and (i) all time-vested performance share units and a pro-rata portion of all unvested cash-settled performance units held by Mr. Hale vested on the Separation Date and had a total value on such date of $129,751 and (ii) a pro-rata portion of Mr. Hale’s outstanding awards under the Century Aluminum Long-Term Transformational Incentive Plan vested on the Separation Date having a total value on such date of $80,055.

*
See “Deferred Compensation” for additional information with respect to performance-units and time-vested performance shares that have already vested, but for which settlement may be accelerated upon certain subsequent events.

**
Messrs. Kruger and Hale have only been included under the voluntary termination column in the forgoing table as such individuals had voluntarily terminated their employment with the Company prior to December 31, 2011.

Severance Compensation Arrangements

Severance Protection Agreements

As discussed under the heading “Post-Termination Compensation and Benefits,” we have entered into severance compensation agreements with each of Messrs. Bless, Schneider and Leatherberry and Mrs. Harrison. The agreements generally provide that if within 36 months after we experience a change in control the executive’s employment is terminated either (i) by us for other than cause or disability, or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times for Mr. Bless, and two times for Messrs. Schneider and Leatherberry and Mrs. Harrison, the aggregate of the highest base salary and the highest annual cash bonus or bonuses received by such executive in any of the most recent five years. Also, upon a change in control, unvested stock options and performance shares held by such executives will vest assuming that all performance targets were achieved at the 100% level. The agreements also provide that we will continue to provide benefits to each executive for a period of three years for Mr. Bless and two years for Messrs. Schneider and Leatherberry and Mrs. Harrison, after the date of his termination. In addition, the executive will be credited for pension purposes, a period of two to three years, as the case may be, beyond the termination date, at that executive’s highest base salary and highest bonus level, and Century will pay to the executive in a single lump sum the difference between the actuarial equivalent of (a) what the executive would have been entitled to under our retirement plans and (b) what he is entitled to taking into account the terms of the severance protection agreement, assuming the executive is 100% vested in the increase benefit under the retirement plans. The agreements are for a set period of time, but are subject to automatic one-year extensions on each January 1, unless the executive’s employment is terminated prior to a change in control.

Employment Agreements

Our employment agreements with Mr. Bless provides that upon termination of employment for any reason other than voluntary resignation without cause, death, disability or “for cause”, Mr. Bless will be entitled to receive termination payments equal to (i) 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year’s salary plus bonus), (ii) his pro-rated target annual bonus for the period prior to his termination and (iii) an amount equal to his target long-term cash incentive compensation award (assuming achievement at target level of performance goals for the performance period).

Our employment agreement with Mr. Leatherberry provides that upon termination of employment for any reason other than voluntary resignation without cause, death, disability or “for cause”, Mr. Leatherberry will be entitled to receive (a)  lump sum termination payment equal to 250% of his base salary, (b) 250% of the greater of (i) his target annual bonus on his termination date and (ii) his target annual bonus for the most recently completed fiscal year and (c) the sum of (i) his pro-rated target annual bonus for the period prior to his termination and (ii) his pro-rated target long-term cash incentive compensation award (assuming achievement at target level of performance goals for the performance period) for the period prior to his termination.

If the executive is terminated as a result of the executive’s disability, the payments due to the executive will be reduced by any payments he receives under our disability plans.  Also, any termination payments under the employment agreements may not be duplicated under the severance protection agreements described above.

Executive Severance Plan

Mr. Schneider and Mrs. Harrison are participants in our Executive Severance Plan.  The Executive Severance Plan provides that upon a termination of employment for any reason other than voluntary resignation without cause, death, disability or “for cause”, (I) Mr. Schneider will be entitled to receive termination payments equal to (i) 100% of his base salary, (ii) 100% of the greater of (x) his target annual bonus on his termination date and (y) his target annual bonus for the most recently completed fiscal year and (iii) his pro-rated target annual bonus for the period prior to his termination and (II) Mrs. Harrison will be entitled to receive termination payments equal to (i) 200% of her base salary, (ii) 200% of the greater of (x) her target annual bonus on her termination date and (y) her target annual bonus for the most recently completed fiscal year and (iii) her pro-rated target annual bonus for the period prior to his termination.

409A and other tax considerations

Any amounts payable to each officer by reason of his termination of employment that are determined to constitute payments of “nonqualified deferred compensation,” as that term is used for purposed of Section 409A of the Internal Revenue Code, shall be payable, together with interest thereon, on the first business day of the seventh month following his termination of employment; and, for our officers that have employment agreements, require that the executive receive any severance at the same time and in the same form as required under the executive’s employment agreement in lieu of single lump sum severance payments under certain circumstances and added a covenant on the part of the executive to maintain the confidentiality of information the executive received in the course of his employment.

The Code imposes certain excise taxes on, and limits the deductibility of, certain compensatory payments made by a corporation to or for the benefit of certain individuals if such payments are contingent upon certain changes in the ownership or effective control of the corporation or the ownership of a substantial portion of the assets of the corporation, provided that such payments to the individual have an aggregate present value in excess of three times the individual’s annualized includible compensation for the base period, as defined in the Code. The severance compensation agreements provide for additional payments to the executives in order to fully offset any excise taxes payable by an executive as a result of the payments and benefits provided in the agreements. All benefits afforded the named executive officers under the severance compensation agreements are included in the amounts set forth in the “Potential Payments upon Termination or Change of Control” table above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the beneficial ownership of our common stock, as of the dates noted below, by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our common stock.  The percent of class shown below is based on 88,449,656 shares of common stock outstanding as of March 31, 2012.

Name	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Glencore AG(2)	36,933,364	41.76%
Dimensional Fund Advisors LP(3)	5,760,826	6.51%
(1)	Each entity has sole voting and dispositive power, except as otherwise indicated.
(2)
Based on information set forth in a Form 4 filing dated April 3, 2012, by Glencore AG, Glencore International AG and Glencore International PLC (“Glencore”).  Glencore’s principal business address is Baarermattstresse 3, P.O. Box 666, CH-6341 Baar, V8, Switzerland,  In addition, the above information as to Glencore’s beneficial ownership of our outstanding common stock includes 7,930,417 shares acquired through the automatic conversion of our Series A Convertible Preferred Stock and excludes the 8,069,583 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock owned by Glencore AG, which are convertible only upon the occurrence of events that have not transpired and that are outside of the control of Glencore AG, or in circumstances that would not result in an increase in the percentage of the outstanding shares of our common stock beneficially owned by Glencore.  In addition, Glencore has entered into cash-settled total return swaps that give Glencore economic exposure to an additional 9,129,302 shares of our common stock.

(3)
Based on information set forth in a Schedule 13G/A filing dated February 14, 2012, by Dimensional Fund Advisors LP (“Dimensional”).  Dimensional is an investment advisor and furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (“Funds”).  As an investment advisor and/or manager, Dimensional does not possess voting and/or investment power over these shares though it may be deemed to be the beneficial owner of these shares.  These shares are owned by the Funds and Dimensional specifically disclaims beneficial ownership of these securities.  The principal business address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

Security Ownership of Directors and Named Executive Officers

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 31, 2012 by: (i) each of our current directors, (ii) each of our named executive officers and (iii) all of our directors and named executive officers as a group.  No director or executive officer beneficially owned more than 1% of our outstanding common stock. All of our directors and named executive officers as a group beneficially owned less than 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(a)
Name	Common Stock		Exercisable Stock Options(b)
Jarl Berntzen	26,177		16,000
Michael A. Bless	17,931	(c)	57,618
Andrew J. Caplan	–	(d)	–
John C. Fontaine	14,695	(c)	17,000
Daniel Goldberg	–	(d)	–
Michelle Harrison	19,668		22,998
Peter C. Jones	14,344		13,000
Steven Kalmin	–	(d)	–
William J. Leatherberry	28,469		25,288
Andrew Michelmore	12,297		–
John P. O’Brien	23,612		14,000
Steve Schneider	19,214		17,801
Willy R. Strothotte	–	(d)	–	(e)
Terence Wilkinson	5,565		–
All Directors and Named Executive Officers as a Group (14 persons)	181,972		183,705
(a)	Each individual has sole voting and dispositive power except as otherwise noted.
(b)	Represents shares that are subject to options that are presently exercisable or exercisable within 60 days of March 31, 2012.
(c)	Represents shares that are jointly owned and subject to shared voting and dispositive power.
(d)
Excludes 36,933,364 shares owned by Glencore, for which Mr. Kalmin serves as Chief Financial Officer, Mr. Goldberg serves as the Asset and Investment Manager of the Aluminum and Alumina Department and Mr. Caplan serves as the Bauxite and Alumina Manager.

(e)	Excludes options to acquire 17,000 shares of our common stock held in Mr. Strothotte’s name for the benefit of Glencore.

Equity Compensation Plan Information
Equity Compensation Plan Information(a)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders	979,526	$24.51(b)	7,429,267
(a)	As of December 31, 2011
(b)
Represents the weighted-average exercise price of 632,334 options outstanding under the 1996 Plan.  There is no exercise price associated with 347,192 time-vested performance share units also outstanding under the 1996 Plan.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Related Person Transaction Policy

We have a written policy and written procedures for the review, approval and monitoring of transactions involving Century or its subsidiaries and “related persons.” For the purposes of the policy, “related persons” include executive officers, directors and director nominees and their immediate family members, and stockholders owning five percent or greater of our outstanding stock and their family members. Certain transactions are to be approved by the independent directors acting as a separate body. A copy of our Related Person Transaction Policy is available in the Investor section of our website, www.centuryaluminum.com, under the tab “Corporate Governance.”

Our Related Person Transaction Policy is administered by the Audit Committee and applies to all related person transactions entered into after its adoption. This policy applies, subject to certain specific exclusions, to any transaction, arrangement or relationship or any series of similar transactions, arrangements or relationships in which Century or any of its subsidiaries was or is to be a participant and where any related person had or will have a direct or indirect interest. Transactions involving less than $50,000 are not subject to review and approval under the policy. In addition, the policy defines certain ordinary course transactions with Glencore that are not material and not subject to review and approval under the policy, although those transactions are otherwise reviewed and approved by our Audit Committee. Pursuant to the policy, the Audit Committee is responsible for reviewing qualifying related person transactions. However, all transactions with Glencore for new long-term supply agreements are subject to review under the policy and any other transaction the Audit Committee Chair determines is material is reviewed by the independent directors, acting as a separate body of our Board of Directors. Based on its consideration of all relevant facts and circumstances, whether the transaction is on terms that are fair and reasonable to Century and whether the transaction is in the business interests of Century, the Audit Committee or independent directors, as the case may be, will decide whether or not to approve or ratify such transaction. If a related person transaction is submitted to the Audit Committee after the commencement of the transaction, the Audit Committee or independent directors, as the case may be, will evaluate all options available, including the ratification, rescission or termination of such transaction.

Recent Related Party Transactions with Glencore

Approval of Transactions with Glencore

All transactions with Glencore, subject to our approval policy described above, were approved by the Audit Committee or by a special committee comprised solely of independent directors.

Hedging with Glencore

We have entered into primary aluminum put option contracts with Glencore that settle monthly based on LME prices.  The option contract volumes account for a portion of our domestic production, with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.  We paid a cash premium to enter into these contracts which we believe approximated the market price at the time of purchase.  We determine the fair value of the put options using a Black Scholes pricing model with inputs obtained from an independent source and account for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gains and (losses) on forward contracts.  As of April 1, 2012, we have outstanding put options with Glencore with respect to an aggregate of 9,000 metric tons of primary aluminum.

Purchases from Glencore

In 2011, we purchased alumina from Glencore on both a spot and long-term contract basis. We believe that all of the alumina purchased under these long-term contracts was purchased at prices which approximated market. For alumina purchased from Glencore on a spot basis, we determined the market price for the spot alumina we purchased based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms.  Based on this survey, we believe that all of the alumina purchased on a spot basis from Glencore was purchased at prices that approximate market prices.

Alumina contract and amendments.  We are party to a long-term alumina supply agreement with Glencore.  Glencore agreed to supply us with alumina through 2014 at prices indexed to the LME price of primary aluminum.

Sales to Glencore

In 2011, we sold primary aluminum and alumina to Glencore both at spot and long-term contract basis.

In 2011, we sold primary aluminum under our long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest Premium (a premium typically added for deliveries of aluminum within the U.S.). In addition, we received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum, as adjusted to reflect the reduced European Union import duty paid on Icelandic primary aluminum. We believe that all of the transactions with Glencore under these contracts were at prices that approximate market prices.

We have a long-term contract to sell Glencore primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.  In addition, we have entered into contracts to sell Glencore all of our U.S. produced primary aluminum in 2011 and 2012, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended upon mutual agreement.

Other Transactions with Glencore

        As of December 31, 2011, we believe that Glencore beneficially owned, through its common stock, approximately 41.6% of our issued and outstanding common stock and, through its ownership of common and preferred stock, an overall 46.4% economic ownership of Century.

Summary

A summary of the aforementioned related party transactions for the three months ended March 31, 2012 and the year ended December 31, 2011 is as follows:

	Three months ended March 31, 2012	Year ended December 31, 2011
Net sales to Glencore	$137,351,000	$564,431,000
Purchases from Glencore	$43,919,000	$187,691,000
Cash premium to Glencore for put option contracts	$–	$2,106,000

Director Independence

For a discussion of the independence of our directors, see “Corporate Governance and Other Board Matters” above.

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2011 and 2010, the aggregate fees billed by Deloitte & Touche LLP are set forth below:

	2011	2010
Audit Fees	$1,755,000	$1,673,000
Audit – Related Fees	96,000	98,000
Tax Fees	101,000	68,000
All Other Fees	21,000	–
Total Fees	$1,973,000	$1,839,000

Audit Fees.  Audit Fees include professional services rendered in connection with the audit of our consolidated financial statements, audit of the effectiveness of our internal control over financial reporting, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, consultation on accounting matters, and review of documents filed with the SEC.

Audit-Related Fees.  Audit-Related Fees include audits of our employee benefit plans.

 Tax Fees. Tax Fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance, and acquisitions.

All Other Fees.  All Other Fees include due diligence, registration statements, and consultation on accounting matters.

All services rendered by Deloitte & Touche LLP are pre-approved by the Audit Committee in accordance with the Committee’s pre-approval procedures. Under those procedures, the terms and fees of annual audit services, and changes thereto, must be approved by the Audit Committee. The Audit Committee also pre-approves the scope of audit-related, tax and other non-audit services that may be performed by our independent auditors during the fiscal year, subject to dollar limitations set by the Committee. The foregoing pre-approval procedures are subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(3)  Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ Michael A. Bless
Michael A. Bless
President and Chief Executive Officer
Dated: April 30, 2012

Exhibit Index

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification