Form 10-Q
period 2012-03-31
CENTURY ALUMINUM CO
filed 2012-05-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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
☐ Yes ☒ No

The registrant had 88,449,656 shares of common stock outstanding at April 30, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$182,545	$183,401
Accounts receivable — net	50,531	47,647
Due from affiliates	39,217	44,665
Inventories	170,302	171,961
Prepaid and other current assets	43,850	40,646
Total current assets	486,445	488,320
Property, plant and equipment — net	1,206,106	1,218,225
Other assets	104,875	104,549
TOTAL	$1,797,426	$1,811,094
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$74,986	$86,172
Due to affiliates	41,544	41,904
Accrued and other current liabilities	48,917	40,776
Accrued employee benefits costs — current portion	16,188	16,698
Industrial revenue bonds	7,815	7,815
Total current liabilities	189,450	193,365
Senior notes payable	249,769	249,512
Accrued pension benefits costs — less current portion	68,271	70,899
Accrued postretirement benefits costs — less current portion	128,919	128,078
Other liabilities	39,466	40,005
Deferred taxes	90,807	90,958
Total noncurrent liabilities	577,232	579,452
COMMITMENTS AND CONTINGENCIES (NOTE 9)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,696 and 80,718 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,236,177 issued and 88,449,656 shares outstanding at March 31, 2012 and 93,230,848 issued and 88,844,327 outstanding at December 31, 2011, respectively)	932	932
Additional paid-in capital	2,506,987	2,506,842
Treasury stock, at cost	(49,924)	(45,891)
Accumulated other comprehensive loss	(133,832)	(134,588)
Accumulated deficit	(1,293,420)	(1,289,019)
Total shareholders’ equity	1,030,744	1,038,277
TOTAL	$1,797,426	$1,811,094

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2012	2011
NET SALES:
Third-party customers	$188,839	$188,312
Related parties	137,351	138,025
	326,190	326,337
Cost of goods sold	305,598	284,021
Gross profit	20,592	42,316
Other operating expense (income) – net	3,721	(5,884)
Selling, general and administrative expenses	8,459	10,609
Operating income	8,412	37,591
Interest expense – third party	(5,978)	(6,777)
Interest income – third party	138	155
Interest income – related parties	60	113
Net loss on forward contracts	(5,159)	(4,809)
Other income - net	306	677
Income (loss) before income taxes and equity in earnings of joint ventures	(2,221)	26,950
Income tax expense	(2,821)	(3,123)
Income (loss) before equity in earnings of joint ventures	(5,042)	23,827
Equity in earnings of joint ventures	641	1,219
Net income (loss)	$(4,401)	$25,046
Net income (loss) allocated to common shareholders	$(4,401)	$23,005
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.05)	$0.25
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,727	92,965
Diluted	88,727	93,297

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2012	2011
Comprehensive income (loss)
Net income (loss)	$(4,401)	$25,046
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	(246)	(11)
Net loss (gain) reclassified to income on financial instruments	272	(6)
Net gain on foreign currency cash flow hedges reclassified to income	(47)	(46)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit	(1,025)	(15,119)
Amortization of net loss	2,184	6,285
Other comprehensive income (loss) before income tax effect	1,138	(8,897)
Income tax effect	(382)	(2,460)
Other comprehensive income (loss)	756	(11,357)
Comprehensive income (loss)	$(3,645)	$13,689

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(4,401)	$25,046
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net loss on forward contracts	4,955	4,715
Accrued and other plant curtailment costs — net	1,374	(9,624)
Lower of cost or market inventory adjustment	(17,051)	(139)
Depreciation and amortization	15,652	15,930
Debt discount amortization	256	821
Pension and other postretirement benefits	(1,138)	(11,064)
Stock-based compensation	145	488
Undistributed earnings of joint ventures	(641)	(1,219)
Change in operating assets and liabilities:
Accounts receivable — net	(2,884)	7,520
Due from affiliates	(249)	8,766
Inventories	18,710	(7,924)
Prepaid and other current assets	(5,366)	(29,901)
Accounts payable, trade	(11,442)	(4,730)
Due to affiliates	(360)	(2,722)
Accrued and other current liabilities	7,003	3,405
Other — net	335	(2,998)
Net cash provided by (used in) operating activities	4,898	(3,630)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,899)	(3,128)
Nordural expansion	(1,946)	(4,051)
Investments in and advances to joint ventures	(100)	—
Payments received on advances from joint ventures	3,166	—
Proceeds from the sale of property, plant and equipment	58	—
Net cash used in investing activities	(1,721)	(7,179)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	18,076	—
Repayments under revolving credit facility	(18,076)	—
Repurchase of common stock	(4,033)	—
Net cash used in financing activities	(4,033)	—
CHANGE IN CASH AND CASH EQUIVALENTS	(856)	(10,809)
Cash and cash equivalents, beginning of the period	183,401	304,296
Cash and cash equivalents, end of the period	$182,545	$293,487
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three months ended March 31, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

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
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Primary aluminum put option contracts	2	Quoted London Metal Exchange (“LME”) forward market prices, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial contracts	2	Quoted natural gas forward market prices for primary aluminum and risk-adjusted discount rates
Power contract	3	Quoted LME forward market prices, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON U.S. (“E.ON”) contingent obligation	3
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

Recurring Fair Value Measurements	As of March 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$175,321	$—	$—	$175,321
Trust assets	15,572	—	—	15,572
Surety bond – workers comp insurance	2,391	—	—	2,391
Primary aluminum put option contracts	—	2,981	—	2,981
Power contract	—	—	53	53
TOTAL	$193,284	$2,981	$53	$196,318
LIABILITIES:
Natural gas forward financial purchase contracts	$—	$236	$—	$236
E.ON contingent obligation – net	—	—	14,310	14,310
Primary aluminum sales contract – premium collar	—	—	1,169	1,169
TOTAL	$—	$236	$15,479	$15,715

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$176,284	$—	$—	$176,284
Trust assets	15,889	—	—	15,889
Surety bonds – workers comp insurance	2,391	—	—	2,391
Primary aluminum put option contracts	—	9,331	—	9,331
Power contract	—	—	106	106
TOTAL	$194,564	$9,331	$106	$204,001
LIABILITIES:
Natural gas forward financial purchase contracts	$—	$281	$—	$281
E.ON contingent obligation – net	—	—	13,958	13,958
Primary aluminum sales contract – premium collar	—	—	908	908
TOTAL	$—	$281	$14,866	$15,147

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Change in Level 3 Fair Value Measurements during the three months ended March 31,
	Derivative liabilities - net
	2012	2011
Beginning balance, January 1,	$(14,760)	$(13,802)
Total loss (realized/unrealized) included in earnings	(613)	(473)
Settlements	(53)	(36)
Ending balance, March 31,	$(15,426)	$(14,311)
Amount of total loss included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at March 31,	$613	$473
The net gain (loss) on our derivative assets and liabilities is recorded in our statement of operations under net loss on forward contracts. See Note 3 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

3.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	March 31, 2012	December 31, 2011
DERIVATIVE ASSETS:
Primary aluminum put option contracts	Due from affiliates	$1,801	$5,439
Primary aluminum put option contracts	Prepaid and other current assets	1,180	3,892
Power contract	Prepaid and other current assets	53	106
TOTAL		$3,034	$9,437
DERIVATIVE LIABILITIES:
E.ON contingent obligation	Other liabilities	$14,310	$13,958
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	819	607
Natural gas forward financial contracts	Accrued and other current liabilities	236	281
Aluminum sales premium contracts – less current portion	Other liabilities	350	301
TOTAL		$15,715	$15,147

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
The natural gas forward financial contracts are derivatives that qualified for cash flow hedge treatment. During the three months ended March 31, 2012 and 2011, the changes in our accumulated other comprehensive loss resulting from realized and unrealized gains and losses on these derivatives were not significant to our financial statements. There were no losses recognized for ineffective portions of these derivatives during the periods.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Foreign currency forward contracts
As of March 31, 2012 and December 31, 2011, we had no foreign currency forward contracts outstanding. We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan. The labor costs, maintenance costs and other local services at our facility in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.
We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate. We had foreign currency forward contracts to manage the currency risk associated with activities at our Icelandic facilities. These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended March 31,
		2012	2011
Primary aluminum put option contracts	Net loss on forward contracts	$(4,695)	$(4,606)
E.ON contingent obligation	Interest expense – third party	353	364
Aluminum sales premium contracts	Related party sales	204	94
Power contract	Net loss on forward contracts	1	(5)
Aluminum sales premium contracts	Net loss on forward contracts	(465)	(198)
We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	March 31, 2012	December 31, 2011
Power contracts (in megawatt hours (“MWH”)) (1)	1,886	3,772
Primary aluminum sales contract premium (metric tons) (2)	35,700	40,870
Primary aluminum put option contracts (metric tons)	7,500	15,000
Primary aluminum put option contracts (metric tons) – related party	9,000	18,000

(1)	Represents our expected usage during the remaining term of the Ravenswood power contract. In June 2011, the West Virginia PSC extended the term of this contract for an additional year.

(2)	Represents the remaining physical deliveries under our 2013 Glencore Metal Agreement.
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
As of March 31, 2012, income of $170 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

4.	Earnings per share
Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings per share for three months ended March 31, 2012 and 2011:

	For the three months ended March 31,
	2012			2011
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(4,401)			$25,046
Amount allocated to common shareholders	100%			91.85%
Basic EPS:
Income (loss) allocable to common shareholders	(4,401)	88,727	$(0.05)	23,005	92,965	$0.25
Effect of Dilutive Securities:
Stock compensation plans	—	—		—	332
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(4,401)	88,727	$(0.05)	$23,005	93,297	$0.25

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Calculation of EPS:

	Three months ended March 31,
	2012	2011
Options to purchase common stock outstanding	632,334	650,011
Weighted average service-based stock awards outstanding	345,524	218,000
Excluded from the calculation of diluted EPS:
Stock options (1)	632,334	349,000
Service-based share award	345,524	—

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in periods when we had a net loss where all option were excluded because of their antidilutive effect on earnings per share.

During the three months ended March 31, 2012, we repurchased 400,000 shares of our common stock under a stock repurchase program (See Note 5 Shareholders’ Equity for additional information about this program). Shares repurchased under the program are excluded from the calculation of weighted average shares of common stock outstanding.
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

Common and Preferred Stock Activity:	Preferred stock	Common stock
	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2011	80,718	4,386,521	88,844,327
Repurchase of common stock	—	400,000	(400,000)
Conversion of convertible preferred stock	(22)	—	2,225
Issuance for stock compensation plans	—	—	3,104
Ending balance as of March 31, 2012	80,696	4,786,521	88,449,656

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Stock Repurchase Program
In August 2011, our Board of Directors approved a $60,000 stock repurchase program. Under the program, we may repurchase up to $60,000 in value of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased will be determined by our management based on its evaluation of market conditions, the trading price of the stock and other factors. The repurchase program may be suspended or discontinued at any time.
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
From August 11, 2011 through March 31, 2012, we repurchased 4,786,521 shares of common stock at an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of March 31, 2012.
Series A Convertible Preferred Stock conversions
All shares of Series A Convertible Preferred Stock are held by Glencore. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. See Common and Preferred Stock Activity table above for additional information about preferred stock conversions during the period.

6.	Income taxes
The components of our unrecognized tax positions are as follows:

	March 31, 2012	December 31, 2011
Highly certain tax positions	$15,700	$15,100
Other unrecognized tax benefits	800	800
Gross unrecognized tax benefits	$16,500	$15,900
Accrued interest and penalties related to unrecognized tax benefits	100	100
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
For the years 2011, 2010 and 2009, we did not elect to permanently reinvest foreign earnings . In March 2012, we are releasing the previously reinvested earnings  under APB23 to the extent of foreign cash  available for distribution.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

7.	Inventories
Inventories consist of the following:

	March 31, 2012	December 31, 2011
Raw materials	$42,557	$41,142
Work-in-process	15,932	15,548
Finished goods	10,886	10,535
Operating and other supplies	100,927	104,736
Inventories	$170,302	$171,961
Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

8.	Debt

	March 31, 2012	December 31, 2011
Debt classified as current liabilities:
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7,815	$7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $2,438 and $2,695, respectively, interest payable semiannually	247,166	246,909
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	14,310	13,958
TOTAL	$271,894	$271,285

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2012 was 0.44%.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Status of our revolving credit facility:

March 31, 2012
Senior secured revolving credit facility amount	$100,000
Borrowing availability, net of outstanding letters of credit	52,932
Outstanding borrowings on revolving credit facility	—
Letter of credit sub-facility amount	50,000
Outstanding letters of credit issued under the revolving credit facility	41,451
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
The Credit Facility will expire on July 1, 2014.

E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments made on CAKY’s behalf under a power purchase agreement with Big Rivers and E.ON (the “Big Rivers Agreement”) in excess of the agreed upon base amount. Interest accrues at an annual rate equal to 10.94%. The term of the agreement is through December 31, 2028. Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum. Based on the LME forward market and our expectation of Hawesville’s future operations, we classified the E.ON contingent obligation within noncurrent liabilities, which includes accrued interest on the obligation. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments.

9.	Commitments and contingencies
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $933 and $852 at March 31, 2012 and December 31, 2011, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through March 31, 2012, we have expended approximately $940 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case. The parties are currently engaged in the discovery process. Vialco has asserted factual and affirmative defenses, and in January 2012, filed a motion from summary judgment that is pending before the court. As of March 31, 2012, no trial date has been set for the remaining claims.
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
We also determine estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when we have assessed that a loss is reasonably possible.  Based on current knowledge, management has ascertained estimates for losses that are reasonably possible and management does not believe that any reasonably possible outcomes in excess of our accruals, if any, would be material to our financial condition, results of operations, or liquidity. We reevaluate and update our assessments and accruals as matters progress over time.
In November 2011, we were named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20,000 to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to vigorously defend our self against them.   The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time. We do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the ultimate outcome.

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
In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court. In August 2011, the Fourth Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction, finding that the USWA had failed to establish the likelihood of success on the merits of the underlying matter. In October 2011, CAWV filed a motion to dismiss plaintiff’s first amended complaint with the trial court. No ruling has yet been made on the motion. In March 2012, the court granted a stay pending negotiations to restart Ravenswood. The plaintiffs have agreed in principle to settle the lawsuit upon a successful restart of Ravenswood, see “CAWV Retiree VEBA contributions” below.
Power Commitments
Hawesville
The Big Rivers Agreement has a term through December 2023, unless extended.  The Big Rivers Agreement is a cost-based agreement that provides sufficient power for Hawesville’s full production capacity requirements.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CAWV Retiree VEBA contributions
We have reached an agreement in principle with the CAWV retirees to make contributions to a voluntary employee beneficiary association (“VEBA”) trust that would provide certain health care benefits to these retirees and their eligible dependents in the event of a restart of our Ravenswood facility.  If this agreement were entered into, our obligations under the agreement, including any contributions to the VEBA, would be contingent upon the occurrence of several future events that are necessary in order to restart the Ravenswood facility.  None of these events, including the finalization of this agreement, are certain to occur.

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

(3)	The Southwire Metal Agreement contains termination rights in the event of a partial or full curtailment of the Hawesville facility.

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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:

Other forward delivery contracts

	March 31, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	63,898	41,504
Other forward delivery contracts – Glencore	5,219	3,423
Other forward delivery contracts – fixed price	1,361	41

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, including primary aluminum put option contracts, which are accounted for as derivative instruments. See Note 3 Derivative and hedging instruments for additional information about these instruments.

11.	Supplemental cash flow information

	Three months ended March 31,
	2012	2011
Cash paid for:
Interest	$116	$533
Income/withholding taxes (1)	11,263	27,239

(1)
We paid withholding taxes in Iceland of $9,484 and $26,900 in the three months ended March 31, 2012 and 2011, respectively. Our tax payments in Iceland for withholding taxes, estimated and prepayments of Icelandic income taxes and any associated refunds are denominated in ISK.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

12.	Asset retirement obligations (“ARO”)
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2012	Year ended December 31, 2011
Beginning balance, ARO liability	$15,171	$14,274
Additional ARO liability incurred	291	1,110
ARO liabilities settled	(345)	(1,315)
Accretion expense	292	1,102
Ending balance, ARO liability	$15,409	$15,171
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

13.	Components of Accumulated other comprehensive loss

Components of Accumulated other comprehensive loss:
	March 31, 2012	December 31, 2011
Unrealized loss on financial instruments	$(1,061)	$(1,040)
Defined benefit plan liabilities	(141,100)	(142,259)
Equity in investee other comprehensive income (1)	(8,476)	(8,476)
Other comprehensive loss before income tax effect	(150,637)	(151,775)
Income tax effect	16,805	17,187
Accumulated other comprehensive loss	$(133,832)	$(134,588)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

14.	Components of net periodic benefit cost

	Pension Benefits		Other Postretirement Benefits
	Three months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Service cost	$895	$858	$525	$359
Interest cost	1,830	1,680	1,486	1,386
Expected return on plan assets	(1,700)	(1,540)	—	—
Amortization of prior service cost (1)	35	35	(1,060)	(15,155)
Amortization of net loss	688	482	1,496	5,803
Net periodic benefit cost	$1,748	$1,515	$2,447	$(7,607)

(1)
Plan amendments made in November 2010 resulted in a reduction in OPEB liability and a credit to accumulated other comprehensive loss. The resulting prior service benefit and actuarial losses were amortized ratably into income over the period November 1, 2010 to June 30, 2011 at which time the CAWV OPEB plan terminated.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Employer contributions
During the three months ended March 31, 2012, we have made contributions of approximately $3,900 to the qualified defined benefit plans we sponsor, including both qualified defined benefit plan and non-qualified SERB contributions.

15.	Recently issued and adopted accounting standards
We evaluate the impact of the Financial and Accounting Standards Board (“FASB”) accounting standards updates (“ASUs”) issued. When the adoption or planned adoption of recently issued ASUs will potentially have a material impact on our consolidated financial position, results of operations, and cash flows, we disclose the quantitative and qualitative effects of the adoption in our consolidated financial statements.
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement.” This ASU amended the requirements for measuring fair value and disclosing information about fair value measurements and is effective for Century on January 1, 2012. Upon adoption, this standard did not have any impact on the reporting of our financial condition or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”. This ASU addresses the financial statement presentation of other comprehensive income and its components. Companies may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. At December 31, 2011, we adopted ASU 2011-05 and included the updated presentation requirements in the current financial statements. This guidance only impacted the presentation of our financial statements and had no impact on our financial position, results of operations or cash flows.

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
The following summarized condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, condensed consolidating statements of operations for the three months ended March 31, 2012 and March 31, 2011 and the condensed consolidating statements of cash flows for the three months ended March 31, 2012 and March 31, 2011 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$154,506	$28,039	$—	$182,545
Accounts receivable — net	36,348	14,183	—	—	50,531
Due from affiliates	615,425	8,193	2,469,467	(3,053,868)	39,217
Inventories	103,057	67,245	—	—	170,302
Prepaid and other current assets	3,624	37,315	2,911	—	43,850
Total current assets	758,454	281,442	2,500,417	(3,053,868)	486,445
Investment in subsidiaries	36,730	—	(998,608)	961,878	—
Property, plant and equipment — net	332,665	872,655	1,073	(287)	1,206,106
Other assets	21,842	43,823	39,210	—	104,875
Total	$1,149,691	$1,197,920	$1,542,092	$(2,092,277)	$1,797,426
Liabilities and shareholders’ equity:
Accounts payable, trade	$32,733	$40,566	$1,687	$—	$74,986
Due to affiliates	2,107,644	77,522	202,812	(2,346,434)	41,544
Accrued and other current liabilities	11,173	22,998	14,746	—	48,917
Accrued employee benefits costs — current portion	13,918	—	2,270	—	16,188
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,173,283	141,086	221,515	(2,346,434)	189,450
Senior notes payable	—	—	249,769	—	249,769
Accrued pension benefit costs — less current portion	37,395	—	30,876	—	68,271
Accrued postretirement benefit costs — less current portion	123,252	—	5,667	—	128,919
Other liabilities/intercompany loan	63,940	679,726	3,521	(707,721)	39,466
Deferred taxes — less current portion	—	90,807	—	—	90,807
Total noncurrent liabilities	224,587	770,533	289,833	(707,721)	577,232
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	932	(72)	932
Additional paid-in capital	297,300	144,383	2,506,987	(441,683)	2,506,987
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(131,278)	(1,411)	(133,832)	132,689	(133,832)
Retained earnings (accumulated deficit)	(1,414,261)	143,317	(1,293,420)	1,270,944	(1,293,420)
Total shareholders’ equity	(1,248,179)	286,301	1,030,744	961,878	1,030,744
Total	$1,149,691	$1,197,920	$1,542,092	$(2,092,277)	$1,797,426

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$159,157	$24,244	$—	$183,401
Accounts receivable — net	40,062	7,585	—	—	47,647
Due from affiliates	616,830	13,517	2,474,727	(3,060,409)	44,665
Inventories	96,197	75,764	—	—	171,961
Prepaid and other current assets	8,668	38,809	3,169	(10,000)	40,646
Total current assets	761,757	294,832	2,502,140	(3,070,409)	488,320
Investment in subsidiaries	36,965	—	(995,131)	958,166	—
Property, plant and equipment — net	338,946	878,333	1,211	(265)	1,218,225
Other assets	21,870	43,269	39,410	—	104,549
Total	$1,159,538	$1,216,434	$1,547,630	$(2,112,508)	$1,811,094
Liabilities and shareholders’ equity:
Accounts payable, trade	$43,215	$42,278	$679	$—	$86,172
Due to affiliates	2,103,687	78,411	205,651	(2,345,845)	41,904
Accrued and other current liabilities	10,596	29,822	10,358	(10,000)	40,776
Accrued employee benefits costs — current portion	14,267	—	2,431	—	16,698
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,179,580	150,511	219,119	(2,355,845)	193,365
Senior notes payable	—	—	249,512	—	249,512
Accrued pension benefit costs — less current portion	40,277	—	30,622	—	70,899
Accrued postretirement benefit costs — less current portion	122,609	—	5,469	—	128,078
Other liabilities/intercompany loan	63,369	686,834	4,631	(714,829)	40,005
Deferred taxes — less current portion	—	90,958	—	—	90,958
Total noncurrent liabilities	226,255	777,792	290,234	(714,829)	579,452
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	932	(72)	932
Additional paid-in capital	297,300	144,383	2,506,842	(441,683)	2,506,842
Treasury stock, at cost	—	—	(45,891)	—	(45,891)
Accumulated other comprehensive income (loss)	(132,235)	(1,373)	(134,588)	133,608	(134,588)
Retained earnings (accumulated deficit)	(1,411,422)	145,109	(1,289,019)	1,266,313	(1,289,019)
Total shareholders’ equity	(1,246,297)	288,131	1,038,277	958,166	1,038,277
Total	$1,159,538	$1,216,434	$1,547,630	$(2,112,508)	$1,811,094

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$135,854	$52,985	$—	$—	$188,839
Related parties	74,530	62,821	—	—	137,351
	210,384	115,806	—	—	326,190
Cost of goods sold	206,936	98,662	—	—	305,598
Gross profit	3,448	17,144	—	—	20,592
Other operating loss - net	3,721	—	—	—	3,721
Selling, general and admin expenses	7,979	480	—	—	8,459
Operating income	(8,252)	16,664	—	—	8,412
Interest expense – third party	(5,978)	—	—	—	(5,978)
Interest expense – affiliates	16,218	(16,218)	—	—	—
Interest income – third party	11	127	—	—	138
Interest income – affiliates	—	60	—	—	60
Net loss on forward contracts	(5,159)	—	—	—	(5,159)
Other income (loss) - net	804	(498)	—	—	306
Income (loss) before taxes and equity in earnings (loss) of subsidiaries and joint ventures	(2,356)	135	—	—	(2,221)
Income tax expense	(253)	(2,568)	—	—	(2,821)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(2,609)	(2,433)	—	—	(5,042)
Equity earnings (loss) of subsidiaries and joint ventures	(230)	641	(4,401)	4,631	641
Net loss	$(2,839)	$(1,792)	$(4,401)	$4,631	$(4,401)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$130,487	$57,825	$—	$—	$188,312
Related parties	67,312	70,713	—	—	138,025
	197,799	128,538	—	—	326,337
Cost of goods sold	187,020	97,001	—	—	284,021
Gross profit	10,779	31,537	—	—	42,316
Other operating income - net	(5,884)	—	—	—	(5,884)
Selling, general and admin expenses	9,100	1,509	—	—	10,609
Operating income	7,563	30,028	—	—	37,591
Interest expense – third party	(6,777)	—	—	—	(6,777)
Interest expense – affiliates	17,230	(17,230)	—	—	—
Interest income – third party	30	125	—	—	155
Interest income – affiliates	—	113	—	—	113
Net loss on forward contracts	(4,809)	—	—	—	(4,809)
Other income - net	616	61	—	—	677
Income before taxes and equity in earnings of subsidiaries and joint ventures	13,853	13,097	—	—	26,950
Income tax benefit (expense)	1,821	(4,944)	—	—	(3,123)
Income before equity in earnings of subsidiaries and joint ventures	15,674	8,153	—	—	23,827
Equity earnings of subsidiaries and joint ventures	1,202	1,219	25,046	(26,248)	1,219
Net income	$16,876	$9,372	$25,046	$(26,248)	$25,046

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss)
Net loss	$(2,839)	$(1,792)	$(4,401)	$4,631	$(4,401)
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	(246)	—	—	—	(246)
Net loss reclassified to income on financial instruments	272	—	—	—	272
Net amount of foreign currency cash flow hedges reclassified as income	—	(47)	—	—	(47)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit	(1,035)	—	10	—	(1,025)
Amortization of net loss	1,991	—	193	—	2,184
Other comprehensive income (loss) before income tax effect	982	(47)	203	—	1,138
Income tax effect	(322)	8	(68)	—	(382)
Other comprehensive income (loss)	660	(39)	135	—	756
Total comprehensive loss	$(2,179)	$(1,831)	$(4,266)	$4,631	$(3,645)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended March 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss)
Net income	$16,876	$9,372	$25,046	$(26,248)	$25,046
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	(11)	—	—	—	(11)
Net loss reclassified to income on financial instruments	(6)	—	—	—	(6)
Net amount of foreign currency cash flow hedges reclassified as income	—	(46)	—	—	(46)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit	(15,122)	—	3	—	(15,119)
Amortization of net loss	6,125	—	160	—	6,285
Other comprehensive income (loss) before income tax effect	(9,014)	(46)	163	—	(8,897)
Income tax effect	(2,514)	8	46	—	(2,460)
Other comprehensive income (loss)	(11,528)	(38)	209	—	(11,357)
Total comprehensive income	$5,348	$9,334	$25,255	$(26,248)	$13,689

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$13,292	$(8,394)	$—	$4,898
Investing activities:
Purchase of property, plant and equipment	(1,649)	(1,223)	(27)	(2,899)
Nordural expansion	—	(1,946)	—	(1,946)
Proceeds from the sale of property, plant and equipment	—	58	—	58
Investments in and advances to joint ventures	—	—	(100)	(100)
Payments received on advances to joint ventures	—	—	3,166	3,166
Net cash provided by (used in) investing activities	(1,649)	(3,111)	3,039	(1,721)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	(11,643)	6,854	4,789	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	(11,643)	6,854	756	(4,033)
Net change in cash and cash equivalents	—	(4,651)	3,795	(856)
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$154,506	$28,039	$182,545

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$1,251	$(4,881)	$—	$(3,630)
Investing activities:
Purchase of property, plant and equipment	(2,319)	(793)	(16)	(3,128)
Nordural expansion	—	(4,051)	—	(4,051)
Net cash used in investing activities	(2,319)	(4,844)	(16)	(7,179)
Financing activities:
Intercompany transactions	1,068	15,859	(16,927)	—
Net cash provided by (used in) financing activities	1,068	15,859	(16,927)	—
Net change in cash and cash equivalents	—	6,134	(16,943)	(10,809)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$221,057	$72,430	$293,487

17.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.

FORWARD-LOOKING STATEMENTS
This quarterly report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A of Part I of our 2011 Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•
Future construction investment and development of our facility in Helguvik, Iceland, including our discussions regarding power purchase agreements, future capital expenditures, the costs of completion or cancellation, production capacity and the sources of funding for the facility;

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

•	Our agreement in principle with the CAWV retirees and any contributions to a voluntary employee benefit association relating to that agreement;

•	Changes in, or the elimination of, the retiree medical benefit plans and programs of certain of our subsidiaries and their effect on our financial position and results of operation;

•	Discussions with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principle;

•	Our anticipated tax liabilities, benefits or refunds;

•	Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former CEO, and environmental matters and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital; and

•	Our debt levels and intentions to incur or repay debt in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
CAWV Retiree VEBA contributions
We have reached an agreement in principle with the CAWV retirees to make contributions to a voluntary employee beneficiary association (“VEBA”) trust that would provide certain health care benefits to these retirees and their eligible dependents in the event of a restart of our Ravenswood facility.  If this agreement were entered into, our obligations under the agreement, including any contributions to the VEBA, would be contingent upon the occurrence of several future events that are necessary in order to restart the Ravenswood facility.  None of these events, including the finalization of this agreement, are certain to occur.
Century appoints Michael Bless as President and Chief Executive Officer
In February 2012, we announced that our Board of Directors had appointed Michael Bless President and Chief Executive Officer of Century. Mr. Bless, who was named Acting President and Chief Executive Officer in November 2011, had previously served as Century's Executive Vice President and Chief Financial Officer since January 2006.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended March 31,
	2012	2011
	(In thousands, except per share data)
Net sales:
Third-party customers	$188,839	$188,312
Related parties	137,351	138,025
Total	$326,190	$326,337
Gross profit	$20,592	$42,316
Net income (loss)	$(4,401)	$25,046
Earnings (loss) per common share:
Basic and Diluted	$(0.05)	$0.25

	Three months ended March 31,
	2012	2011
Shipments – primary aluminum (metric tons):
Direct	94,087	80,479
Toll	65,880	63,699
Total	159,967	144,178

Net sales (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$326.2	$326.3	$(0.1)	—%
Lower price realizations for our primary aluminum shipments in the three months ended March 31, 2012 were due to lower LME prices for primary aluminum, which were partially off-set by increased Midwest premiums. The lower price realizations resulted in a $38.3 million sales decrease. Higher shipment volumes had a $38.2 million positive impact on net sales. Direct shipments from our three operating smelters increased 13,608 metric tons in the three months ended March 31, 2012 due to the restart of idled capacity at our Hawesville facility. Toll shipments increased 2,181 metric tons relative to the same period last year.

Gross profit (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$20.6	$42.3	$(21.7)	(51.3)%
During the three months ended March 31, 2012, lower price realizations, net of LME-based alumina cost and LME-based power cost, reduced gross profit by $34.2 million. The increased volume increased gross profit by $3.1 million. In addition, we experienced $7.5 million in net cost increases, relative to the same period in 2011, comprised of: increased power and natural gas costs at our U.S. smelters, $2.9 million; increased costs for materials, supplies and maintenance, $8.5 million; offset by reduced depreciation, $0.3 million and other cost decreases, $3.6 million.
Our operating costs in the three months ended March 31, 2011 include the costs to restart idled capacity at the Hawesville facility. The impact of the restart costs is included in the amounts reported above.
Declines in LME prices at the end of the fourth quarter of 2011 resulted in a decline in the market value of our inventory below its cost basis, resulting in a lower of cost or market reserve of $19.8 million on the balance sheet as of December 31, 2011. During the three months ended March 31, 2012, our cost of goods sold was reduced by $17.1 million to reflect the market basis of inventory sold during the quarter that had previously been written-down to its market value and to reflect the lower of cost or market value of the March 31, 2012 inventory. This represents a quarter to quarter positive impact on gross profit of $16.9 million.

Other operating expenses (income) - net (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$3.7	$(5.9)	$9.6	(163.2)%

Other operating expenses (income) reflects the on-going costs at the curtailed Ravenswood facility. In addition, net benefits of $9.4 million were recorded at Ravenswood in the three months ended March 31, 2011, a substantial portion of the net benefits recorded represents the amortization of prior service credits and actuarial losses resulting from the elimination of medical benefits for retirees of the Ravenswood facility.

Selling, general and administrative expenses (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$8.5	$10.6	$(2.1)	(19.8)%

Reduced expenditures related to the Helguvik power arbitration and reduced accruals for our variable compensation programs were the primary items contributing to the reduction in selling, general and administration expenses in the first quarter of 2012.

Net loss on forward contracts (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$(5.2)	$(4.8)	$(0.4)	8.3%
The net loss on forward contracts for the three months ended March 31, 2012 and 2011 related primarily to marking-to-market primary aluminum put options that were put in place to provide partial downside price protection for our domestic facilities. During the three months ended March 31, 2012 and 2011, movements in the LME price for aluminum and the passage of time caused declines in the value of the unexpired put options, resulting in the recording of net losses on forward contracts.

Income tax expense (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$(2.8)	$(3.1)	$0.3	(9.6)%
Our 2012 and 2011 income tax expense was primarily driven by our earnings in Iceland. In addition, during the three months ended March 31, 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.

Equity in the earnings of joint ventures (in millions)	2012	2011	$ Difference	% Difference
Three months ended March 31,	$0.6	$1.2	$(0.6)	(50.0)%
The amounts reported in both periods primarily reflect Century's equity in the earnings of its joint venture, BHH.

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
Our consolidated cash and cash equivalents balance at March 31, 2012 was approximately $183 million compared to $183 million at December 31, 2011. Century's revolving credit facility matures in July 2014. As of March 31, 2012, our credit facility had no loan amounts outstanding and approximately $53 million of net availability. We have approximately $41 million of letters of credit outstanding under our credit facility, which allowed us to eliminate our restricted cash deposits. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through March 31, 2012, we have expended approximately $50 million under the program. We have approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
We have $249.6 million in 8.0% senior secured notes payable that will mature on May 15, 2014. We may be required to make installment payments for the E.ON contingent obligation. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2012 and management’s estimate, we do not expect to make any payments for the E.ON contingent obligation until 2019.
Based on current actuarial and other assumptions, we expect to make contributions to the qualified defined benefit plans we sponsor of approximately $9 million during 2012. Through March 31, 2012, we have made contributions to these plans of $3.9 million. We may choose to make additional contributions to these plans from time to time at our discretion.

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
In March 2012, we reached an agreement in principle with the CAWV retirees to make contributions to a voluntary employee beneficiary association (“VEBA”) trust that would provide certain health care benefits to these retirees and their eligible dependents in the event of a restart of our Ravenswood facility.  If this agreement were entered into, our obligations under the agreement, including any contributions to the VEBA, would be contingent upon the occurrence of several future events that are necessary in order to restart the Ravenswood facility.  None of these events, including the finalization of this agreement, are certain to occur.
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through March 31, 2012 was approximately $6.1 million and we expect to prepay an additional $3.2 million in 2012.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In addition, in 2012, we expect to make estimated income tax payments in Iceland of approximately $12.1 million. Through March 31, 2012, we made approximately $1.7 million of these payments.
We paid $20 million in net withholding tax for intercompany dividend payments in Iceland in 2011 and paid an additional $9.5 million in the first quarter of 2012. We expect to receive a withholding tax refund in the fourth quarter of 2012 related to intercompany dividend payments. The withholding taxes and associated refunds are payable in Icelandic krona (“ISK”) and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK. We do not expect to receive any material domestic tax refunds in the near future.
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
Capital expenditures for the three months ended March 31, 2012 were $4.8 million, $1.9 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2012, excluding the activity on the Helguvik project, will be approximately $25 to 30 million.

We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $20 million. We are continuing to negotiate with the power suppliers to the project to remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors, including financing, will determine the timing of any resumption of major construction activity at Helguvik. We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 million per month until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Historical
Our statements of cash flows for the three months ended March 31, 2012 and 2011 are summarized below:

	Three months ended March 31,
	2012	2011
	(dollars in thousands)
Net cash provided by (used in) operating activities	$4,898	$(3,630)
Net cash used in investing activities	(1,721)	(7,179)
Net cash used in financing activities	(4,033)	—
Net change in cash and cash equivalents	$(856)	$(10,809)
Net cash provided by operating activities in the three months ended March 31, 2012 was $4.9 million compared to net cash used in operating activities of $3.6 million in the first three months of 2011. The increase in cash from operations in 2012 was primarily due to reduced withholding tax payments in Iceland, lower pension and benefit contributions, an increase in working capital, which were partially offset by the impact of lower LME prices.
Our net cash used in investing activities for the first three months of 2012 was $1.7 million compared to $7.2 million in the three months ended March 31, 2011. The decrease in cash used was primarily due to lower capital expenditures in 2012 and a $3.2 million payment received on advances to joint ventures.
Our net cash used in financing activities for the three months ended March 31, 2012 was $4.0 million. The use was due to the repurchase of common stock.
Other Commitments and Contingencies
We are a defendant in several actions relating to various aspects of our business. While there are uncertainties relating to the ultimate disposition of any litigation, management, based on information currently available, does not believe that the resolution of any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 9 Commitments and contingencies to the consolidated financial statements included herein for additional information.

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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	March 31, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	63,898	41,504
Other forward delivery contracts – Glencore	5,219	3,423
Other forward delivery contracts – fixed price	1,361	41
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2012. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2012.
Primary aluminum put option contracts
We entered into primary aluminum put option contracts that settle monthly through June 2012 based on LME prices. The volume of put option contracts is summarized below. These options were purchased to partially mitigate primary aluminum price risk.

Primary Aluminum option contracts outstanding as of March 31, 2012 (in metric tons):
	Glencore	Other counterparties
Put option contracts, settle monthly in 2012	9,000	7,500

Natural gas forward financial contracts
To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas. These forward contracts were designated as cash flow hedges.
As of March 31, 2012, we did not have a significant exposure to the market price of natural gas for the natural gas forward financial contracts outstanding.

Foreign currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro and the Chinese yuan.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  Our tax payments in Iceland for withholding taxes on intercompany dividends, estimated and prepayments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.  In addition, we expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with a significant portion in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of March 31, 2012, we had no foreign currency forward contracts outstanding.
Natural Economic Hedges
The following estimate of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production. As of March 31, 2012, approximately 33% of our production for 2012 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.
Risk Management
Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2012.
b. Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
In November 2011, we were named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to vigorously defend our self against them.   The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time. We do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the ultimate outcome.
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
Item 1A. Risk Factors
For a discussion of risk factors relating to our business, please refer to Item 1A of Part I of our 2011 Annual Report on Form 10-K.
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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—		—
February 1 – February 29	—		—
March 1 – March 31	400,000	$10.08	400,000	$10,076,076
	400,000		400,000

Item 5. Other Information

On April 24, 2012, we furnished a Form 8-K that incorporated by reference an earnings release announcing our results of operations for the quarter ended March 31, 2012. We subsequently determined a non-material correction was required related to our depreciation expense. The depreciation expense correction increased our reported cost of goods sold, negatively impacting our March 31, 2012 results. The non-cash adjustment increased our cost of goods sold by $625 thousand, lowered our income tax expense by $112 thousand, and as a result increased our loss for the quarter by $513 thousand to a net loss of $4,401 thousand.

The financial statements contained in Item 1 of this Form 10-Q reflect this correction.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
_______________________________
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

Century Aluminum Company

Date:	May 10, 2012	By:	/s/ Michael A. Bless
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Authorized Officer)

Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
_______________________________
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