Form 10-Q
period 2012-06-30
CENTURY ALUMINUM CO
filed 2012-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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
☐ Yes ☒ No

The registrant had 88,467,049 shares of common stock outstanding at July 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$156,512	$183,401
Accounts receivable — net	71,936	47,647
Due from affiliates	34,671	44,665
Inventories	158,538	171,961
Prepaid and other current assets	43,131	40,646
Total current assets	464,788	488,320
Property, plant and equipment — net	1,208,029	1,218,225
Other assets	106,284	104,549
TOTAL	$1,779,101	$1,811,094
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$70,360	$86,172
Due to affiliates	43,055	41,904
Accrued and other current liabilities	44,716	40,776
Accrued employee benefits costs — current portion	16,107	16,698
Industrial revenue bonds	7,815	7,815
Total current liabilities	182,053	193,365
Senior notes payable	250,036	249,512
Accrued pension benefits costs — less current portion	67,762	70,899
Accrued postretirement benefits costs — less current portion	128,429	128,078
Other liabilities	39,690	40,005
Deferred taxes	90,832	90,958
Total noncurrent liabilities	576,749	579,452
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,623 and 80,718 issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,253,570 issued and 88,467,049 outstanding at June 30, 2012; 93,230,848 issued and 88,844,327 outstanding at December 31, 2011)	933	932
Additional paid-in capital	2,507,053	2,506,842
Treasury stock, at cost	(49,924)	(45,891)
Accumulated other comprehensive loss	(132,067)	(134,588)
Accumulated deficit	(1,305,697)	(1,289,019)
Total shareholders’ equity	1,020,299	1,038,277
TOTAL	$1,779,101	$1,811,094

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
NET SALES:
Third-party customers	$184,022	$207,091	$372,861	$395,403
Related parties	139,597	159,186	276,948	297,211
	323,619	366,277	649,809	692,614
Cost of goods sold	317,662	316,763	623,260	600,784
Gross profit	5,957	49,514	26,549	91,830
Other operating expenses (income) – net	3,817	(5,205)	7,538	(11,089)
Selling, general and administrative expenses	7,151	18,557	15,610	29,166
Operating income (loss)	(5,011)	36,162	3,401	73,753
Interest expense – third party	(5,946)	(6,386)	(11,924)	(13,163)
Interest income – third party	113	65	251	220
Interest income – related parties	2	70	62	183
Net gain (loss) on forward contracts	1,450	(1,617)	(3,709)	(6,426)
Other income (expense) - net	161	(1,132)	467	(455)
Income (loss) before income taxes and equity in earnings of joint ventures	(9,231)	27,162	(11,452)	54,112
Income tax expense	(3,395)	(3,636)	(6,216)	(6,759)
Income (loss) before equity in earnings of joint ventures	(12,626)	23,526	(17,668)	47,353
Equity in earnings of joint ventures	349	460	990	1,679
Net income (loss)	$(12,277)	$23,986	$(16,678)	$49,032
Net income (loss) allocated to common shareholders	$(12,277)	$22,061	$(16,678)	$45,066
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.14)	$0.24	$(0.19)	$0.48
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,452	93,105	88,589	93,036
Diluted	88,452	93,567	88,589	93,432

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Comprehensive income (loss)
Net income (loss)	$(12,277)	$23,986	$(16,678)	$49,032
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	26	(27)	(220)	(33)
Net loss (gain) reclassified to income on financial instruments	209	(39)	481	(50)
Net gain on foreign currency cash flow hedges reclassified to income	(46)	(47)	(93)	(93)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	49	(5,769)	49	(5,769)
Amortization of prior service benefit	(1,031)	(15,501)	(2,056)	(30,620)
Amortization of net loss	2,941	6,995	5,125	13,280
Other comprehensive income (loss) before income tax effect	2,148	(14,388)	3,286	(23,285)
Income tax effect	(383)	(2,513)	(765)	(4,973)
Other comprehensive income (loss)	1,765	(16,901)	2,521	(28,258)
Comprehensive income (loss)	$(10,512)	$7,085	$(14,157)	$20,774

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(16,678)	$49,032
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized net loss on forward contracts	3,177	6,170
Accrued and other plant curtailment costs — net	2,781	(16,592)
Lower of cost or market inventory adjustment	(11,617)	(16)
Depreciation and amortization	31,288	31,064
Debt discount amortization	523	1,355
Pension and other postretirement benefits	(260)	(28,608)
Stock-based compensation	212	2,501
Non-cash loss on early extinguishment of debt	—	763
Undistributed earnings of joint ventures	(990)	(1,679)
Change in operating assets and liabilities:
Accounts receivable — net	(24,289)	(10,935)
Due from affiliates	5,401	11,265
Inventories	25,040	(31,464)
Prepaid and other current assets	(3,877)	(28,991)
Accounts payable, trade	(15,931)	(1,202)
Due to affiliates	1,151	(5,834)
Accrued and other current liabilities	1,750	7,575
Other — net	704	(539)
Net cash used in operating activities	(1,615)	(16,135)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(6,165)	(7,353)
Nordural expansion	(3,586)	(7,968)
Purchase of carbon anode assets	(14,524)	—
Investments in and advances to joint ventures	(200)	—
Payments received on advances from joint ventures	3,166	3,056
Proceeds from the sale of property, plant and equipment	68	56
Restricted and other cash deposits	—	3,673
Net cash used in investing activities	(21,241)	(8,536)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of debt	—	(47,067)
Repayment of contingent obligation	—	(189)
Borrowings under revolving credit facility	18,076	—
Repayments under revolving credit facility	(18,076)	—
Repurchase of common stock	(4,033)	—
Issuance of common stock – net	—	32
Net cash used in financing activities	(4,033)	(47,224)
CHANGE IN CASH AND CASH EQUIVALENTS	(26,889)	(71,895)
Cash and cash equivalents, beginning of the period	183,401	304,296
Cash and cash equivalents, end of the period	$156,512	$232,401
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and six months ended June 30, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Asset Acquisition
In June 2012, our wholly owned subsidiary, Century Anodes BV ("Century Anodes"), purchased substantially all of the assets of the former Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12,500. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. As part of the transaction, Century Anodes will not assume, and is indemnified against, any historical liabilities of the facility.
The anode production facility, which was curtailed by Zalco in December 2011, will require a significant capital investment to optimize anode production for our smelter in Grundartangi, Iceland ("Grundartangi") and eventually provide anodes for the planned Helguvik smelter and to comply with current environmental regulations. We purchased the assets to provide captive anode production for Grundartangi to replace third-party anode supply contracts that will terminate in 2013.

3.	Fair value measurements
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Primary aluminum put option contracts	2	Quoted London Metal Exchange (“LME”) forward market prices, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial contracts	2	Quoted natural gas forward market prices for primary aluminum and risk-adjusted discount rates
Ravenswood power contract	3	Quoted LME forward market prices, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON U.S. (“E.ON”) contingent obligation	3
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

Recurring Fair Value Measurements	As of June 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$145,492	$—	$—	$145,492
Trust assets	15,160	—	—	15,160
Surety bond – workers comp insurance	2,391	—	—	2,391
TOTAL	$163,043	$—	$—	$163,043
LIABILITIES:
Natural gas forward financial contracts	$—	$65	$—	$65
E.ON contingent obligation – net	—	—	14,663	14,663
Primary aluminum sales contract	—	—	1,361	1,361
TOTAL	$—	$65	$16,024	$16,089

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$176,284	$—	$—	$176,284
Trust assets	15,889	—	—	15,889
Surety bonds – workers comp insurance	2,391	—	—	2,391
Primary aluminum put option contracts	—	9,331	—	9,331
Power contract	—	—	106	106
TOTAL	$194,564	$9,331	$106	$204,001
LIABILITIES:
Natural gas forward financial contracts	$—	$281	$—	$281
E.ON contingent obligation – net	—	—	13,958	13,958
Primary aluminum sales contract – premium collar	—	—	908	908
TOTAL	$—	$281	$14,866	$15,147

Change in Level 3 Fair Value Measurements during the three months ended June 30,
	Derivative liabilities - net
	2012	2011
Beginning balance, April 1,	$(15,426)	$(14,311)
Total gain (realized/unrealized) included in earnings	(545)	(758)
Settlements	(53)	533
Ending balance, June 30,	$(16,024)	$(14,536)
Amount of total loss included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at June 30,	$(545)	$(758)

Change in Level 3 Fair Value Measurements during the six months ended June 30,
	Derivative liabilities - net
	2012	2011
Beginning balance, January 1,	$(14,760)	$(13,802)
Total gain (realized/unrealized) included in earnings	(1,158)	(1,231)
Settlements	(106)	497
Ending balance, June 30,	$(16,024)	$(14,536)
Amount of total loss included in earnings attributable to the change in unrealized losses (gains) relating to assets and liabilities held at June 30,	$(1,158)	$(1,231)
The net gain (loss) on our derivative assets and liabilities is recorded in our statement of operations under net gain (loss) on forward contracts. See Note 4 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

4.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	June 30, 2012	December 31, 2011
DERIVATIVE ASSETS:
Primary aluminum put option contracts	Due from affiliates	$—	$5,439
Primary aluminum put option contracts	Prepaid and other current assets	—	3,892
Power contract	Prepaid and other current assets	—	106
TOTAL		$—	$9,437
DERIVATIVE LIABILITIES:
E.ON contingent obligation	Other liabilities	$14,663	$13,958
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	1,048	607
Natural gas forward financial contracts	Accrued and other current liabilities	65	281
Aluminum sales premium contracts – less current portion	Other liabilities	313	301
TOTAL		$16,089	$15,147

Natural gas forward financial contracts
To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas. These forward contracts are designated as cash flow hedges and qualify for hedge accounting under ASC 815.
The natural gas forward financial contracts are derivatives that qualified for cash flow hedge treatment. During the three and six months ended June 30, 2012 and 2011, the changes in our accumulated other comprehensive loss resulting from realized and unrealized gains and losses on these derivatives were not significant to our financial statements. There were no losses recognized for ineffective portions of these derivatives during the periods.
Foreign currency forward contracts
We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate. As of June 30, 2012 and December 31, 2011, we had no foreign currency forward contracts outstanding. We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan. The labor costs, maintenance costs and other local services at our facility in Grundartangi, Iceland (“Grundartangi”) are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan. Labor costs, maintenance costs and other local services at Century Anodes are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s and Century Anodes's operating margins.
We have realized gains and losses for our foreign currency cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures that was recognized in accumulated other comprehensive loss and is reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this would occur when Helguvik is put into service).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Ravenswood power contract
We are party to a power supply agreement at our facility in Ravenswood, West Virginia (“Ravenswood”) that contains LME-based pricing provisions (the "special rate mechanism") that are an embedded derivative. The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.
In June 2011, the Public Service Commission of the State of West Virginia (the “PSC”) extended the special rate mechanism for one year. The current special rate mechanism will remain in place until the PSC issues an order on the recently filed special rate proposal which is expected to occur in September 2012. We cannot be certain if the special pricing provisions will be extended in the future. As of June 30, 2012, based on our estimated future power usage under the special rate mechanism, the embedded derivative has no fair value.
Primary aluminum put option contracts
As of June 30, 2012, we had no primary aluminum put option contracts outstanding. We had previously entered into primary aluminum put option contracts that settled monthly based on LME prices through June 2012. These options were purchased to partially mitigate the risk of a future decline in aluminum prices.
Our counterparties included two non-related third parties and Glencore, a related party. We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets. We determined the fair value of the put option contracts using a Black-Scholes model with market data provided by an independent vendor and accounted for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gain (loss) on forward contracts.
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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended June 30,		Six months ended June 30,
	Location	2012	2011	2012	2011
Primary aluminum put option contracts	Net gain (loss) on forward contracts	$1,970	$(1,060)	$(2,725)	$(5,666)
Aluminum sales premium contracts	Related party sales	328	162	532	256
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(520)	(668)	(985)	(866)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	June 30, 2012	December 31, 2011
Power contracts (in megawatt hours (“MWH”)) (1)	—	3,772
Primary aluminum sales contract premium (metric tons) (2)	30,600	40,870
Primary aluminum put option contracts (metric tons)	—	15,000
Primary aluminum put option contracts (metric tons) – related party	—	18,000

(1)	Represents our expected usage during the remaining term of the Ravenswood power contract. In June 2011, the West Virginia PSC extended the term of this contract for an additional year.

(2)	Represents the remaining physical deliveries under our 2013 Glencore Metal Agreement.
Counterparty credit risk. We only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract. If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.
As of June 30, 2012, income of $65 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

5.	Earnings per share
Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings per share for three and six months ended June 30, 2012 and 2011:

	For the three months ended June 30,
	2012			2011
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(12,277)			$23,986
Amount allocated to common shareholders	100%			91.97%
Basic EPS:
Income (loss) allocable to common shareholders	(12,277)	88,452	$(0.14)	22,061	93,105	$0.24
Effect of Dilutive Securities:
Stock compensation plans	—	—		—	462
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(12,277)	88,452	$(0.14)	$22,061	93,567	$0.24

	Six months ended June 30,
	2012			2011
	Income	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(16,678)			$49,032
Amount allocated to common shareholders	100%			91.91%
Basic EPS:
Income (loss) allocable to common shareholders	(16,678)	88,589	$(0.19)	45,066	93,036	$0.48
Effect of Dilutive Securities:
Stock compensation plans	—	—		—	396
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(16,678)	88,589	$(0.19)	$45,066	93,432	$0.48

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
Calculation of EPS:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Options to purchase common stock outstanding	626,334	641,187	626,334	641,187
Weighted average service-based stock awards outstanding	395,791	343,148	370,658	280,366
Excluded from the calculation of diluted EPS:
Stock options (1)	626,334	349,000	632,334	349,000
Service-based share award	395,791	—	370,658	—

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in periods when we had a net loss where all option were excluded because of their antidilutive effect on earnings per share.

During the six months ended June 30, 2012, we repurchased 400,000 shares of our common stock under a stock repurchase program. (See Note 6 Shareholders’ Equity for additional information about this program) Shares repurchased under the program are excluded from the calculation of weighted average shares of common stock outstanding.
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

Common and Preferred Stock Activity:	Preferred stock	Common stock
	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2011	80,718	4,386,521	88,844,327
Repurchase of common stock	—	400,000	(400,000)
Conversion of convertible preferred stock	(95)	—	9,488
Issuance for stock compensation plans	—	—	13,234
Ending balance as of June 30, 2012	80,623	4,786,521	88,467,049
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
From August 11, 2011 through June 30, 2012, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of June 30, 2012.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

7.	Income taxes
The components of our unrecognized tax positions are as follows:

	June 30, 2012	December 31, 2011
Highly certain tax positions	$15,700	$15,100
Other unrecognized tax benefits	900	800
Gross unrecognized tax benefits	$16,600	$15,900
Accrued interest and penalties related to unrecognized tax benefits	$150	$100
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
For the years 2011, 2010 and 2009, we did not elect to permanently reinvest foreign earnings . In March 2012, we removed our election to permanently reinvest foreign earnings prior to 2009.

8.	Inventories
Inventories consist of the following:

	June 30, 2012	December 31, 2011
Raw materials	$33,311	$41,142
Work-in-process	14,757	15,548
Finished goods	10,634	10,535
Operating and other supplies	99,836	104,736
Inventories	$158,538	$171,961
Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

9.	Debt

	June 30, 2012	December 31, 2011
Debt classified as current liabilities:
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7,815	$7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $2,171 and $2,695, respectively, interest payable semiannually	247,433	246,909
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	14,663	13,958
TOTAL	$272,514	$271,285

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2012 was 0.43%.

(2)	E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum. See E.ON contingent obligation below.

Revolving credit facility
On July 1, 2010, we and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") entered into a four-year $100,000 senior secured revolving credit facility pursuant to a Loan and Security Agreement, dated as of July 1, 2010, among the Borrowers and Wells Fargo Capital Finance, LLC, as lender and agent (the "Credit Facility"), a portion of which was later syndicated to Credit Suisse AG. The Credit Facility will expire on July 1, 2014.
Status of our revolving credit facility:

June 30, 2012
Senior secured revolving credit facility amount	$100,000
Borrowing availability, net of outstanding letters of credit	57,981
Outstanding borrowings on revolving credit facility	—
Letter of credit sub-facility amount	50,000
Outstanding letters of credit issued under the revolving credit facility	42,019
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

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

10.	Commitments and contingencies
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,014 and $852 at June 30, 2012 and December 31, 2011, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
In July 2006, we were named as a defendant, together with certain affiliates of Alcan Inc., in a lawsuit brought by Alcoa Inc. seeking to determine responsibility for certain environmental indemnity obligations related to the sale of a cast aluminum plate manufacturing facility located in Vernon, California, which we purchased from Alcoa Inc. in December 1998, and sold to Alcan Rolled Products-Ravenswood LLC in July 1999. The complaint also seeks costs and attorney fees. The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time. We do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through June 30, 2012, we have expended approximately $940 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The parties are currently engaged in the discovery process. As of June 30, 2012, no trial date has been set for the remaining claims.
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
In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. A date has not been set for the appeal.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

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
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20,000 to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to vigorously defend ourself against them.   The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time. We do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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
In June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed that a “cessation of operations” under the Employee Retirement Income Security Act of 1974 (“ERISA”) had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility and requested that we engage in discussions with the PBGC relating thereto. We have notified the PBGC that we do not believe that a “cessation of operations” has occurred and have entered into ongoing discussions with the PBGC to resolve the matter. If a “cessation of operations” is ultimately determined to have occurred under ERISA, it may be necessary for Century Aluminum of West Virginia to accelerate the timing of approximately $17,400 in contributions over a period of years to certain of its defined pension plans or post other collateral with the PBGC or negotiate an alternative agreement.
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
In April 2012,  Santee Cooper adopted a revised Curtailable Supplemental Power Rate Schedule effective June 1, 2012 and Mt. Holly and Santee Cooper have subsequently amended the terms of Mt. Holly's power agreement to take advantage of the new rate schedule. The revision allows Santee Cooper and Mt. Holly to agree to serve all or a portion of Mt. Holly's Supplemental Power requirements from a designated resource.  The energy charge for Supplemental Power from the designated resource is based on the fuel costs of the resource rather than Santee Cooper's system average fuel costs. The amendments to the power agreement may provide a benefit to Mt. Holly provided that the energy costs of the designated resource are below Santee Cooper's system average fuel costs.
Ravenswood
CAWV has a power purchase agreement (the “ApCo Agreement”) with the Appalachian Power Company (“ApCo”).  CAWV currently purchases a limited amount of power under the ApCo Agreement as necessary to maintain its Ravenswood smelter, which is presently curtailed.  Power is supplied under the ApCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.  Under the special rate contract, Ravenswood may be excused from, or may defer the payment of, any increase in the tariff rate if LME prices fall below certain negotiated levels.   The current special rate mechanism will remain in place until the PSC issues an order on the recently filed new special rate proposal for an LME-based rate, which is expected to occur in September 2012.
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
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and is currently being utilized at Grundartangi. In order to use this additional power, Nordural Grundartangi has temporarily reduced its power purchases under each of its outstanding power purchase agreements, but continues to consume power in excess of its take-or-pay obligation. HS and OR have disputed Nordural Grundartangi's right to make such reductions and have commenced arbitration proceedings against Nordural Grundartangi that are currently expected to occur in the first quarter of 2013.
In June 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun in connection with the contract, which will reduce the price paid for power at the time of consumption.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik is in discussion with both HS and OR with respect to such conditions.
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

(3)	The Southwire Metal Agreement contains termination rights in the event of a partial or full curtailment of the Hawesville facility.

Long-term Tolling Contracts

Contract	Customer	Volume	Term	Pricing
Billiton Tolling Agreement (1)	BHP Billiton	130,000 mtpy	Through December 31, 2013	LME-based
Glencore Toll Agreement (1)	Glencore	90,000 mtpy	Through July 31, 2016	LME-based
Glencore Toll Agreement (1)	Glencore	45,000 mtpy	Through December 31, 2014	LME-based

(1)	Grundartangi’s tolling revenues include a premium based on the European Union (“EU”) import duty for primary aluminum.
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Other forward delivery contracts

	June 30, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	40,990	41,504
Other forward delivery contracts – Glencore	2,312	3,423
Other forward delivery contracts – fixed price	199	41

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, including primary aluminum put option contracts, which are accounted for as derivative instruments. See Note 4 Derivative and hedging instruments for additional information about these instruments.

12.	Supplemental cash flow information

	Six months ended June 30,
	2012	2011
Cash paid for:
Interest	$10,108	$11,148
Income/withholding taxes (1)	16,809	27,685

(1)
We paid withholding taxes in Iceland of $9,484 and $26,900 in the six months ended June 30, 2012 and 2011, respectively. Our tax payments in Iceland for withholding taxes, estimated and prepayments of Icelandic income taxes and any associated refunds are denominated in ISK.

13.	Asset retirement obligations (“ARO”)
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30,	Year ended December 31, 2011
Beginning balance, ARO liability	$15,171	$14,274
Additional ARO liability incurred	582	1,110
ARO liabilities settled	(690)	(1,315)
Accretion expense	584	1,102
Ending balance, ARO liability	$15,647	$15,171
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

14.	Components of Accumulated other comprehensive loss

	June 30, 2012	December 31, 2011
Unrealized loss on financial instruments	$(871)	$(1,040)
Defined benefit plan liabilities	(139,142)	(142,259)
Equity in investee other comprehensive income (1)	(8,476)	(8,476)
Other comprehensive loss before income tax effect	(148,489)	(151,775)
Income tax effect (2)	16,422	17,187
Accumulated other comprehensive loss	$(132,067)	$(134,588)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	June 30, 2012	December 31, 2011
Unrealized loss on financial instruments	$(665)	$(682)
Defined benefit plan liabilities	16,564	17,311
Equity in investee other comprehensive income	523	558

15.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$506	$709	$1,401	$1,566
Interest cost	1,606	1,808	3,436	3,488
Expected return on plan assets	(1,782)	(1,776)	(3,482)	(3,315)
Amortization of prior service cost	34	34	69	69
Amortization of net loss	1,133	449	1,821	931
Net periodic benefit cost	$1,497	$1,224	$3,245	$2,739

	Other Postretirement Benefits
	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Service cost	$370	$475	$895	$834
Interest cost	1,271	1,478	2,757	2,864
Expected return on plan assets	—	—	—	—
Amortization of prior service cost (1)	(1,065)	(15,534)	(2,125)	(30,689)
Amortization of net loss	1,808	6,546	3,304	12,349
Net periodic benefit cost	$2,384	$(7,035)	$4,831	$(14,642)

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Employer contributions
During the six months ended June 30, 2012, we have made contributions of approximately $5,458 to the qualified defined benefit plans we sponsor.

16.	Recently issued and adopted accounting standards
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
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement.” This ASU amended the requirements for measuring fair value and disclosing information about fair value measurements and is effective for Century on January 1, 2012. Upon adoption, this standard resulted in changes to our financial disclosures, but did not have any impact on the reporting of our financial condition, results of operations or cash flows.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income”. This ASU addresses the financial statement presentation of other comprehensive income and its components. Companies may elect to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. At December 31, 2011, we adopted ASU 2011-05 and included the updated presentation requirements in the current financial statements. Upon adoption, this standard resulted in changes to our financial disclosures, but did not have any impact on the reporting of our financial condition, results of operations or cash flows.

17.	Condensed consolidating financial information
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
The following summarized condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011, condensed consolidating statements of operations for the three and six months ended June 30, 2012 and June 30, 2011, condensed consolidating statement of comprehensive income for the three and six months ended June 30, 2012 and June 30, 2011 and the condensed consolidating statements of cash flows for the six months ended June 30, 2012 and June 30, 2011 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$138,699	$17,813	$—	$156,512
Accounts receivable — net	58,909	13,027	—	—	71,936
Due from affiliates	592,844	7,753	2,447,116	(3,013,042)	34,671
Inventories	92,417	66,121	—	—	158,538
Prepaid and other current assets	2,396	36,760	3,975	—	43,131
Total current assets	746,566	262,360	2,468,904	(3,013,042)	464,788
Investment in subsidiaries	42,471	—	(1,004,314)	961,843	—
Property, plant and equipment — net	326,414	880,945	980	(310)	1,208,029
Other assets	21,840	58,061	38,883	(12,500)	106,284
Total	$1,137,291	$1,201,366	$1,504,453	$(2,064,009)	$1,779,101
Liabilities:
Accounts payable, trade	$30,380	$39,220	$760	$—	$70,360
Due to affiliates	2,105,339	101,135	181,868	(2,345,287)	43,055
Accrued and other current liabilities	12,239	34,699	10,278	(12,500)	44,716
Accrued employee benefits costs — current portion	13,840	—	2,267	—	16,107
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,169,613	175,054	195,173	(2,357,787)	182,053
Senior notes payable	—	—	250,036	—	250,036
Accrued pension benefit costs — less current portion	37,462	—	30,300	—	67,762
Accrued postretirement benefit costs — less current portion	122,995	—	5,434	—	128,429
Other liabilities/intercompany loan	64,474	640,070	3,211	(668,065)	39,690
Deferred taxes — less current portion	—	90,832	—	—	90,832
Total noncurrent liabilities	224,931	730,902	288,981	(668,065)	576,749
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	933	(72)	933
Additional paid-in capital	302,659	149,743	2,507,053	(452,402)	2,507,053
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(130,034)	(1,449)	(132,067)	131,483	(132,067)
Retained earnings (accumulated deficit)	(1,429,938)	147,104	(1,305,697)	1,282,834	(1,305,697)
Total shareholders’ equity	(1,257,253)	295,410	1,020,299	961,843	1,020,299
Total	$1,137,291	$1,201,366	$1,504,453	$(2,064,009)	$1,779,101

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
Liabilities:
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$131,721	$52,301	$—	$—	$184,022
Related parties	76,469	63,128	—	—	139,597
	208,190	115,429	—	—	323,619
Cost of goods sold	223,297	94,365	—	—	317,662
Gross profit (loss)	(15,107)	21,064	—	—	5,957
Other operating expenses – net	3,817	—	—	—	3,817
Selling, general and administrative expenses (income)	8,238	(1,087)	—	—	7,151
Operating income (loss)	(27,162)	22,151	—	—	(5,011)
Interest expense – third party	(5,946)	—	—	—	(5,946)
Interest expense – affiliates	16,030	(16,030)	—	—	—
Interest income – third party	3	110	—	—	113
Interest income – affiliates	—	2	—	—	2
Net gain on forward contracts	1,450	—	—	—	1,450
Other income (expense) - net	(6)	167	—	—	161
Income (loss) before income taxes and equity in earnings of joint ventures	(15,631)	6,400	—	—	(9,231)
Income tax expense	(432)	(2,963)	—	—	(3,395)
Income (loss) before equity in earnings of joint ventures	(16,063)	3,437	—	—	(12,626)
Equity in earnings (loss) of joint ventures	386	349	(12,277)	11,891	349
Net income (loss)	$(15,677)	$3,786	$(12,277)	$11,891	$(12,277)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$143,052	$64,039	$—	$—	$207,091
Related parties	83,751	75,435	—	—	159,186
	226,803	139,474	—	—	366,277
Cost of goods sold	212,685	104,078	—	—	316,763
Gross profit	14,118	35,396	—	—	49,514
Other operating income – net	(5,205)	—	—	—	(5,205)
Selling, general and administrative expenses	16,614	1,943	—	—	18,557
Operating income	2,709	33,453	—	—	36,162
Interest expense – third party	(6,386)	—	—	—	(6,386)
Interest expense – affiliates	17,442	(17,442)	—	—	—
Interest income – third party	13	52	—	—	65
Interest income – affiliates	—	70	—	—	70
Net gain loss on forward contracts	(1,617)	—	—	—	(1,617)
Other expense - net	(900)	(232)	—	—	(1,132)
Income before income taxes and equity in earnings of joint ventures	11,261	15,901	—	—	27,162
Income tax expense (benefit)	1,769	(5,405)	—	—	(3,636)
Income before equity in earnings of joint ventures	13,030	10,496	—	—	23,526
Equity in earnings of joint ventures	1,406	460	23,986	(25,392)	460
Net income	$14,436	$10,956	$23,986	$(25,392)	$23,986

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$267,575	$105,286	$—	$—	$372,861
Related parties	150,999	125,949	—	—	276,948
	418,574	231,235	—	—	649,809
Cost of goods sold	430,233	193,027	—	—	623,260
Gross profit (loss)	(11,659)	38,208	—	—	26,549
Other operating expenses – net	7,538	—	—	—	7,538
Selling, general and administrative expenses (income)	16,217	(607)	—	—	15,610
Operating income (loss)	(35,414)	38,815	—	—	3,401
Interest expense – third party	(11,924)	—	—	—	(11,924)
Interest expense – affiliates	32,248	(32,248)	—	—	—
Interest income – third party	14	237	—	—	251
Interest income – affiliates	—	62	—	—	62
Net loss on forward contracts	(3,709)	—	—	—	(3,709)
Other income (expense) - net	798	(331)	—	—	467
Income (loss) before income taxes and equity in earnings of joint ventures	(17,987)	6,535	—	—	(11,452)
Income tax expense	(685)	(5,531)	—	—	(6,216)
Income (loss) before equity in earnings of joint ventures	(18,672)	1,004	—	—	(17,668)
Equity in earnings (loss) of joint ventures	156	990	(16,678)	16,522	990
Net income (loss)	$(18,516)	$1,994	$(16,678)	$16,522	$(16,678)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$273,539	$121,864	$—	$—	$395,403
Related parties	151,063	146,148	—	—	297,211
	424,602	268,012	—	—	692,614
Cost of goods sold	399,705	201,079	—	—	600,784
Gross profit	24,897	66,933	—	—	91,830
Other operating income – net	(11,089)	—	—	—	(11,089)
Selling, general and administrative expenses	25,714	3,452	—	—	29,166
Operating income	10,272	63,481	—	—	73,753
Interest expense – third party	(13,163)	—	—	—	(13,163)
Interest expense – affiliates	34,672	(34,672)	—	—	—
Interest income – third party	43	177	—	—	220
Interest income – affiliates	—	183	—	—	183
Net loss on forward contracts	(6,426)	—	—	—	(6,426)
Other expense - net	(284)	(171)	—	—	(455)
Income before income taxes and equity in earnings of joint ventures	25,114	28,998	—	—	54,112
Income tax expense (benefit)	3,590	(10,349)	—	—	(6,759)
Income before equity in earnings of joint ventures	28,704	18,649	—	—	47,353
Equity in earnings of joint ventures	2,608	1,679	49,032	(51,640)	1,679
Net income	$31,312	$20,328	$49,032	$(51,640)	$49,032

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss)
Net income (loss)	$(15,677)	$3,786	$(12,277)	$11,891	$(12,277)
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	26	—	26	(26)	26
Net loss (gain) reclassified to income on financial instruments	209	—	209	(209)	209
Net gain on foreign currency cash flow hedges reclassified to income	—	(46)	(46)	46	(46)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	49	—	49
Amortization of prior service benefit	(1,047)	—	(1,031)	1,047	(1,031)
Amortization of net loss	2,429	—	2,941	(2,429)	2,941
Other comprehensive income (loss) before income tax effect	1,617	(46)	2,148	(1,571)	2,148
Income tax effect	(373)	8	(383)	365	(383)
Other comprehensive income (loss)	1,244	(38)	1,765	(1,206)	1,765
Comprehensive income (loss)	$(14,433)	$3,748	$(10,512)	$10,685	$(10,512)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the three months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss)
Net income (loss)	$14,436	$10,956	$23,986	$(25,392)	$23,986
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(27)	—	(27)	27	(27)
Net loss (gain) reclassified to income on financial instruments	(39)	—	(39)	39	(39)
Net gain on foreign currency cash flow hedges reclassified to income	—	(47)	(47)	47	(47)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	(5,769)	—	(5,769)
Amortization of prior service benefit	(15,517)	—	(15,501)	15,517	(15,501)
Amortization of net loss	6,723	—	6,995	(6,723)	6,995
Other comprehensive income (loss) before income tax effect	(8,860)	(47)	(14,388)	8,907	(14,388)
Income tax effect	(7,251)	8	(2,513)	7,243	(2,513)
Other comprehensive income (loss)	(16,111)	(39)	(16,901)	16,150	(16,901)
Comprehensive income (loss)	$(1,675)	$10,917	$7,085	$(9,242)	$7,085

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss)
Net income (loss)	$(18,516)	$1,994	$(16,678)	$16,522	$(16,678)
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(220)	—	(220)	220	(220)
Net loss (gain) reclassified to income on financial instruments	481	—	481	(481)	481
Net gain on foreign currency cash flow hedges reclassified to income	—	(93)	(93)	93	(93)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	49	—	49
Amortization of prior service benefit	(2,088)	—	(2,056)	2,088	(2,056)
Amortization of net loss	4,102	—	5,125	(4,102)	5,125
Other comprehensive income (loss) before income tax effect	2,275	(93)	3,286	(2,182)	3,286
Income tax effect	(74)	17	(765)	57	(765)
Other comprehensive income (loss)	2,201	(76)	2,521	(2,125)	2,521
Comprehensive income (loss)	$(16,315)	$1,918	$(14,157)	$14,397	$(14,157)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the six months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss)
Net income (loss)	$31,312	$20,328	$49,032	$(51,640)	$49,032
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(33)	—	(50)	50	(33)
Net loss (gain) reclassified to income on financial instruments	(50)	—	(33)	33	(50)
Net gain on foreign currency cash flow hedges reclassified to income	—	(93)	(93)	93	(93)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	(5,769)	—	(5,769)
Amortization of prior service benefit	(30,652)	—	(30,620)	30,652	(30,620)
Amortization of net loss	12,737	—	13,280	(12,737)	13,280
Other comprehensive income (loss) before income tax effect	(17,998)	(93)	(23,285)	18,091	(23,285)
Income tax effect	(7,131)	16	(4,973)	7,115	(4,973)
Other comprehensive income (loss)	(25,129)	(77)	(28,258)	25,206	(28,258)
Comprehensive income (loss)	$6,183	$20,251	$20,774	$(26,434)	$20,774

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(19,534)	$17,919	$—	$(1,615)
Investing activities:
Purchase of property, plant and equipment	(3,231)	(2,879)	(55)	(6,165)
Nordural expansion	—	(3,586)	—	(3,586)
Purchase of carbon anode assets	(14,524)	—	—	(14,524)
Investments in and advances to joint ventures	—	—	(200)	(200)
Payments received on advances to joint ventures	—	—	3,166	3,166
Proceeds from the sale of property, plant and equipment	10	58	—	68
Net cash provided by (used in) investing activities	(17,745)	(6,407)	2,911	(21,241)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	37,279	(31,970)	(5,309)	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	37,279	(31,970)	(9,342)	(4,033)
Net change in cash and cash equivalents	—	(20,458)	(6,431)	(26,889)
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$138,699	$17,813	$156,512

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(20,260)	$4,125	$—	$(16,135)
Investing activities:
Purchase of property, plant and equipment	(2,860)	(4,164)	(329)	(7,353)
Nordural expansion	—	(7,968)	—	(7,968)
Proceeds from the sale of property, plant and equipment	—	56	—	56
Payments received on advances to joint ventures	—	—	3,056	3,056
Restricted and other cash deposits	3,673	—	—	3,673
Net cash provided by (used in) investing activities	813	(12,076)	2,727	(8,536)
Financing activities:
Repayments of long-term debt	—	—	(47,067)	(47,067)
Repayment of contingent obligation	(189)	—	—	(189)
Intercompany transactions	20,209	(13,314)	(6,895)	—
Issuance of common stock - net	—	—	32	32
Net cash provided by (used in) financing activities	20,020	(13,314)	(53,930)	(47,224)
Net change in cash and cash equivalents	573	(21,265)	(51,203)	(71,895)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$573	$193,658	$38,170	$232,401

18.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.
Increase in letters of credit to Big Rivers
In July 2012, in accordance with the terms of our power agreement and based on recent billings, we increased our outstanding letters of credit with the Big Rivers Electric Corporation by $4,000 from approximately $30,000 to $34,000. The increase in our outstanding letters of credit directly reduces our availability under our revolving line of credit on a dollar for dollar basis.
Ingram Barge Lawsuit
In February 2010, our subsidiary, CAWV, was named as a defendant in a lawsuit filed by Ingram Barge Company in the United States District Court for the Middle District of Tennessee. The lawsuit alleges that CAWV breached two barging contracts with Ingram Barge by failing to consume a specified amount of barging services as a result of the curtailment of operations at Ravenswood.  Ingram Barge is seeking damages of approximately $4,600 plus interest.  In July 2012, the trial court granted Ingram Barge's motion for summary judgment and referred the matter to a Magistrate Judge to determine if any damages have been incurred by Ingram Barge.  We intend to file a motion for reconsideration with the District Court. While we do not believe that Ingram Barge has suffered any damages and intend to continue to vigorously defend ourselves against this claim, we believe that it is reasonably possible that a damages judgment may be entered against CAWV.  We estimate that the range for this potential loss is between $0 and $5,000 .

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

•
Future construction investment and development of our facility in Helguvik, Iceland and with respect to the Century Anode project, including our discussions regarding power purchase agreements, future capital expenditures, the costs of completion or cancellation, production capacity and the sources of funding for the facility;

•	Our hedging and other strategies to mitigate risk and their potential effects;

•	Our curtailed operations, including the potential restart of curtailed operations, and potential curtailment of other domestic assets;

•
Our procurement of electricity, alumina, carbon products and other raw materials and our assessment of pricing and other terms relating thereto including the potential benefits of the amended Santee Cooper Service Agreement and the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the recent purchase by Century Anodes of carbon anode assets in the Netherlands;

•
Estimates of our pension and other postemployment liabilities and future payments, deferred income tax assets and property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Our agreement in principle with the CAWV retirees and any contributions to a voluntary employee benefit association relating to that agreement;

•	Changes in, or the elimination of, the retiree medical benefit plans and programs of certain of our subsidiaries and their effect on our financial position and results of operation;

•	Discussions with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principle;

•	Our anticipated tax liabilities, benefits or refunds;

•	Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former CEO, and environmental matters and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital including with respect to the E. ON contingent obligation; and

•	Our debt levels and intentions to incur or repay debt in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
Mt. Holly Aluminum Company and Santee Cooper amend service agreement
In April 2012,  Santee Cooper adopted a revised Curtailable Supplemental Power Rate Schedule effective June 1, 2012 and Mt. Holly and Santee Cooper have subsequently amended the terms of Mt. Holly's power agreement to take advantage of the new rate schedule. The revision allows Santee Cooper and Mt. Holly to agree to serve all or a portion of Mt. Holly's Supplemental Power requirements from a designated resource.  The energy charge for Supplemental Power from the designated resource is based on the fuel costs of the resource rather than Santee Cooper's system average fuel costs. The amendments to the power agreement may provide a benefit to Mt. Holly provided that the energy costs of the designated resource are below Santee Cooper's system average fuel costs.
Century purchases carbon anode assets in the Netherlands
In June 2012, our wholly owned subsidiary, Century Anodes, purchased substantially all of the assets of the former Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12.5 million. In connection with the purchase, we also entered into a ground lease with respect to the facility that is renewal at our option. As part of the transaction, Century Anodes will not assume, and is indemnified against, any historical liabilities of the facility.
In anticipation of a restart of 75,000 metric tons of annual anode production capacity in the third quarter of 2013, we intend to invest approximately $45 million, including capital expenditures, restart expenses and working capital to optimize production for Grundartangi and to comply with environmental regulations. Upon restart, the facility will provide a source of captive anode production for Grundartangi and the planned Helguvik smelter, and replace certain anode supply contracts that will terminate in 2013.
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

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales:
Third-party customers	$184,022	$207,091	$372,861	$395,403
Related parties	139,597	159,186	276,948	297,211
Total	$323,619	$366,277	$649,809	$692,614
Gross profit	$5,957	$49,514	$26,549	$91,830
Net income (loss)	$(12,277)	$23,986	$(16,678)	$49,032
Earnings (loss) per common share:
Basic and Diluted	$(0.14)	$0.24	$(0.19)	$0.48

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Shipments – primary aluminum (metric tons):
Direct	93,831	84,509	187,918	164,988
Toll	66,997	66,974	132,877	130,673
Total	160,828	151,483	320,795	295,661

Net sales (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$323.6	$366.3	$(42.7)	(11.7)%
Six months ended June 30,	$649.8	$692.6	$(42.8)	(6.2)%
Lower price realizations for our primary aluminum shipments in the three months ended June 30, 2012 were due to lower LME prices for primary aluminum, which were partially offset by increased Midwest premiums. The lower price realizations resulted in a $69.1 million sales decrease. Higher shipment volumes had a $26.4 million positive impact on net sales. Direct shipments from our three operating smelters increased 9,322 metric tons in the three months ended June 30, 2012, due to the restart of idled capacity at our Hawesville facility. Toll shipments increased 23 metric tons relative to the same period last year.
Lower price realizations for our primary aluminum shipments in the six months ended June 30, 2012 were due to lower LME prices for primary aluminum, which were partially offset by increased Midwest premiums. The lower price realizations resulted in a $107.9 million sales decrease. Higher shipment volumes had a $65.1 million positive impact on net sales. Direct shipments from our three operating smelters increased 22,930 metric tons in the six months ended June 30, 2012, due to the restart of idled capacity at our Hawesville facility. Toll shipments increased 2,204 metric tons relative to the same period last year.

Gross profit (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$6.0	$49.5	$(43.5)	(87.9)%
Six months ended June 30,	$26.5	$91.8	$(65.3)	(71.1)%
During the three months ended June 30, 2012, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $51.6 million. The additional shipment volume increased gross profit by $2.3 million. In addition, we experienced $11.2 million in net cost decreases, relative to the same period in 2011, comprised of: lower power and natural gas costs at our U.S. smelters, $0.9 million; lower costs for materials, supplies and maintenance, $6.3 million; other cost reductions, $1.7 million; offset by increased depreciation, $0.6 million. In addition, we recorded a charge of $2.9 million in June 2011 related to an insurance recovery that went in to litigation.
During the six months ended June 30, 2012, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $86.5 million. The additional shipment volume increased gross profit by $5.2 million. In addition, we experienced $4.4 million in net cost decreases, relative to the same period in 2011, comprised of: increased power and natural gas costs at our U.S. smelters, $2.0 million; increased costs for materials, supplies and maintenance, $2.2 million; offset by reduced depreciation, $0.3 million and other cost reductions, $5.4 million. In addition, we recorded a charge of $2.9 million in June 2011 related to an insurance recovery that went in to litigation.
Our operating costs in 2011 were negatively impacted by the costs to restart idled capacity at the Hawesville facility. Their impact is included in the amounts reported above.
Declines in LME prices at the end of the second quarter of 2012, as compared to the prior period-ending price levels, resulted in a decline in the market value of our inventory relative to its cost basis, resulting in charges to cost of goods sold for the three months ended June 30, 2012 of $5.4 million. During the three months ended March 31, 2012, our cost of goods sold was reduced by $17.0 million to reflect the market basis of inventory sold during the quarter that had previously been written-down to its market value and to reflect the lower of cost or market value of the March 31, 2012 inventory. The combined effect of the first and second quarter 2012 activity is an increase in gross profit of $11.6 million.

Other operating expenses (income) - net (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$3.8	$(5.2)	$9.0	(173.1)%
Six months ended June 30,	$7.5	$(11.1)	$18.6	(167.6)%

Other operating expenses (income) reflects the ongoing site costs at the Ravenswood facility. In addition, net benefits of $8.9 million and $18.3 million were recorded at Ravenswood in the three and six months ended June 30, 2011, respectively; a substantial portion of the net benefits recorded represents the amortization of prior service credits and actuarial losses resulting from the elimination of medical benefits for retirees of the Ravenswood facility.

Selling, general and administrative expenses (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$7.2	$18.6	$(11.4)	(61.3)%
Six months ended June 30,	$15.6	$29.2	$(13.6)	(46.6)%
During the three and six months ended June 30, 2011, we recorded selling, general and administrative charges of $7.7 million related to the contractual impact of changes in the Company's Board of Directors and executive management team; these charges did not repeat in 2012. In 2012, our expenditures related to the Helguvik power arbitration were reduced and we were reimbursed for a portion of arbitration expenditures incurred in 2011.

Net gain (loss) on forward contracts (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$1.5	$(1.6)	$3.1	(193.8)%
Six months ended June 30,	$(3.7)	$(6.4)	$2.7	(42.2)%
The net gain (loss) on forward contracts for the three and six months ended June 30, 2012 and 2011 related primarily to marking-to-market and recording settlements of option contracts that were put in place to provide partial downside price protection for our domestic facilities. As of June 30, 2012, all of these option contracts have expired.

Income tax expense (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$(3.4)	$(3.6)	$0.2	(5.6)%
Six months ended June 30,	$(6.2)	$(6.8)	$0.6	(8.8)%
Our 2012 and 2011 income tax expense was primarily driven by our earnings in Iceland. In addition, during the three months ended June 30, 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.

Equity in the earnings of joint ventures (in millions)	2012	2011	$ Difference	% Difference
Three months ended June 30,	$0.3	$0.5	$(0.2)	(40.0)%
Six months ended June 30,	$1.0	$1.7	$(0.7)	(41.2)%
The amounts reported in both periods primarily reflect Century's equity in the earnings of its joint venture, BHH.
Liquidity and Capital Resources
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility. We have also raised capital in the past through the public equity and debt markets. We regularly explore various other financing alternatives. Our principal uses of cash are the funding of operating costs (including postemployment benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, repurchases of common stock, working capital and other general corporate requirements.
Our consolidated cash and cash equivalents balance at June 30, 2012 was approximately $157 million compared to $183 million at December 31, 2011. We received payment of approximately $21 million customer receivable in July 2012, one business day after its June 29th due date. The receipt of this payment is not reflected in the June 30, 2012 consolidated cash and cash equivalents balance. Century's revolving credit facility matures in July 2014. As of June 30, 2012, our credit facility had no loan amounts outstanding and approximately $58 million of net availability. We have approximately $42 million of letters of credit outstanding under our credit facility. In July 2012, we increased our outstanding letters of credit by $4 million, which directly reduces our availability under our revolving line of credit on a dollar for dollar basis. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through June 30, 2012, we have expended approximately $50 million under the program. At June 30, 2012, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.

We have $249.6 million in 8.0% senior secured notes payable that will mature on May 15, 2014. We may be required to make installment payments for the E.ON contingent obligation. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2012 and management’s estimate, we do not expect to make any payments for the E.ON contingent obligation until 2021.
Based on current actuarial and other assumptions, we expect to make contributions to the qualified defined benefit plans we sponsor of approximately $9 million during 2012. Through June 30, 2012, we have made contributions to these plans of $5.5 million. We may choose to make additional contributions to these plans from time to time at our discretion.
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
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through June 30, 2012 was approximately $6.5 million and we expect to prepay an additional $3.2 million in 2012.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In addition, in 2012, we expect to make estimated income tax payments in Iceland of approximately $12.2 million. Through June 30, 2012, we made approximately $4.3 million of these payments.
We paid approximately $20 million in net withholding tax for intercompany dividend payments in Iceland in 2011 and paid an additional $9.5 million through the first six months of 2012. We expect to receive approximately $30 million in withholding tax refunds in the fourth quarter of 2012 related to withholding taxes paid on intercompany dividend payments through February 2012. We expect to pay an additional $12.5 million in withholding taxes in the third quarter of 2012 which we expect will be refunded in the fourth quarter of 2013. The withholding taxes and associated refunds are payable in Icelandic krona (“ISK”) and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK. We do not expect to receive any material domestic tax refunds in the near future.
In June 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun in connection with the contract, which will reduce the price paid for power at the time of consumption.

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
Capital expenditures for the six months ended June 30, 2012 were $9.8 million, $3.6 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2012, excluding the activity on Century Anodes and Helguvik project, will be approximately $20 to $25 million.
In order to restart the first 75,000 metric tons of annual anode capacity at the Century Anodes project, we currently intend to make approximately $30 million in capital expenditures over the next 12 months. We expect this capacity will be restarted in the third quarter of 2013 and will provide a captive anode supply to replace third-party anode supply contracts that will terminate in 2013. Before committing to this capital program, we intend to evaluate the current and prospective global economic climate. If we deem the environment unfavorable, we have the option to defer the capital program and thus the restart of the anode facility. We would, for the short term, increase our purchases from other suppliers, including BHH.
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
Historical
Our statements of cash flows for the six months ended June 30, 2012 and 2011 are summarized below:

	Six months ended June 30,
	2012	2011
	(dollars in thousands)
Net cash used in operating activities	$(1,615)	$(16,135)
Net cash used in investing activities	(21,241)	(8,536)
Net cash used in financing activities	(4,033)	(47,224)
Net change in cash and cash equivalents	$(26,889)	$(71,895)
Net cash used in operating activities in the six months ended June 30, 2012 was $1.6 million compared to net cash used in operating activities of $16.1 million in the first six months of 2011. The increase in cash from operations in 2012 was primarily due to reduced withholding tax payments in Iceland, lower pension and benefit contributions, an increase in working capital, which were partially offset by the impact of lower LME prices. Additionally, we received an approximately $21 million customer receivable in July 2012, one business day after its June 29th due date; this resulted in an increase in the use of working capital of the same amount.

Our net cash used in investing activities for the first six months of 2012 was $21.2 million compared to $8.5 million in the six months ended June 30, 2011. The increase in cash used was primarily due to the purchase of carbon anode assets for $14.5 million, which consisted primarily of the purchase price of $12.5 million, offset somewhat by lower capital expenditures in 2012 and the return of restricted cash deposits in 2011 of $3.7 million.
Our net cash used in financing activities for the six months ended June 30, 2012 was $4.0 million. The cash used was related to the repurchase of common stock. Our net cash used in financing activities for the first six months of 2011 was $47.2 million. This use was primarily for the redemption of our 1.75% convertible senior notes in May 2011.
Other Commitments and Contingencies
We are a defendant in several actions relating to various aspects of our business. While there are uncertainties relating to the ultimate disposition of any litigation, management, based on information currently available, does not believe that the resolution of any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 10 Commitments and contingencies to the consolidated financial statements included herein for additional information.

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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	40,990	41,504
Other forward delivery contracts – Glencore	2,312	3,423
Other forward delivery contracts – fixed price	199	41
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2012. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2012.

Natural gas forward financial contracts
To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas. These forward contracts were designated as cash flow hedges.
As of June 30, 2012, we did not have a significant exposure to the market price of natural gas for the natural gas forward financial contracts outstanding.
Foreign currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro and the Chinese yuan.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  Our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur capital expenditures for capital investments in Century Anodes in the Netherlands over the next three years. In addition, Century Anodes labor costs, maintenance costs and other local services will be denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of June 30, 2012, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges
The following estimate of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production. As of June 30, 2012, approximately 33% of our production for 2012 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.
Risk Management
Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2012.
b. Changes in Internal Controls over Financial Reporting
During the three months ended June 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
In November 2011, we were named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract and wrongful termination in violation of public policy.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including exemplary and punitive damages, for wrongful termination, as well as costs and attorneys’ fees.  The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to vigorously defend ourself against them.   The matter is in a preliminary stage, and we cannot predict the ultimate outcome of this action or estimate a range of possible losses related to this matter at this time. We do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
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

2012 Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1 – January 31	—	—	—	$14,108,966
February 1 – February 29	—	—	—	$14,108,966
March 1 – March 31	400,000	$10.08	400,000	$10,076,076
Total for quarter ended March 31, 2012	400,000		400,000	$10,076,076
April 1 – April 30	—	—	—	$10,076,076
May 1 – May 31	—	—	—	$10,076,076
June 1 – June 30	—	—	—	$10,076,076
Total for quarter ended June 30, 2012	—		—	$10,076,076

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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

Century Aluminum Company

Date:	August 9, 2012	By:	/s/ Michael A. Bless
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer, Principal Financial Officer and Authorized Officer)

Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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