Form 10-Q
period 2012-09-30
CENTURY ALUMINUM CO
filed 2012-11-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
☐ Yes ☒ No

The registrant had 88,486,445 shares of common stock outstanding at October 31, 2012.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$173,375	$183,401
Accounts receivable — net	44,327	47,647
Due from affiliates	39,755	44,665
Inventories	159,968	171,961
Prepaid and other current assets	48,253	40,646
Total current assets	465,678	488,320
Property, plant and equipment — net	1,197,644	1,218,225
Other assets	120,117	104,549
TOTAL	$1,783,439	$1,811,094
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$78,272	$86,172
Due to affiliates	42,665	41,904
Accrued and other current liabilities	52,913	40,776
Accrued employee benefits costs — current portion	17,211	16,698
Industrial revenue bonds	7,815	7,815
Total current liabilities	198,876	193,365
Senior notes payable	250,303	249,512
Accrued pension benefits costs — less current portion	65,151	70,899
Accrued postretirement benefits costs — less current portion	129,335	128,078
Other liabilities	39,720	40,005
Deferred taxes	90,403	90,958
Total noncurrent liabilities	574,912	579,452
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,542 and 80,718 issued and outstanding at September 30, 2012 and December 31, 2011, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,272,966 issued and 88,486,445 outstanding at September 30, 2012; 93,230,848 issued and 88,844,327 outstanding at December 31, 2011)	933	932
Additional paid-in capital	2,507,254	2,506,842
Treasury stock, at cost	(49,924)	(45,891)
Accumulated other comprehensive loss	(130,893)	(134,588)
Accumulated deficit	(1,317,720)	(1,289,019)
Total shareholders’ equity	1,009,651	1,038,277
TOTAL	$1,783,439	$1,811,094

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
NET SALES:
Third-party customers	$170,023	$202,598	$542,884	$598,001
Related parties	134,612	143,048	411,560	440,259
	304,635	345,646	954,444	1,038,260
Cost of goods sold	301,385	334,322	924,645	935,106
Gross profit	3,250	11,324	29,799	103,154
Other operating expenses (income) – net	7,388	2,659	14,926	(8,430)
Selling, general and administrative expenses	9,182	7,950	24,792	37,116
Operating income (loss)	(13,320)	715	(9,919)	74,468
Interest expense – third party	(6,041)	(5,951)	(17,966)	(19,114)
Interest income – third party	72	37	324	257
Interest income – related parties	—	59	62	242
Net gain (loss) on forward contracts	(340)	4,163	(4,049)	(2,263)
Other income (expense) - net	7,648	(1,143)	8,115	(1,598)
Income (loss) before income taxes and equity in earnings of joint ventures	(11,981)	(2,120)	(23,433)	51,992
Income tax expense	(1,168)	(5,387)	(7,384)	(12,146)
Income (loss) before equity in earnings of joint ventures	(13,149)	(7,507)	(30,817)	39,846
Equity in earnings of joint ventures	1,126	907	2,116	2,586
Net income (loss)	$(12,023)	$(6,600)	$(28,701)	$42,432
Net income (loss) allocated to common shareholders	$(12,023)	$(6,600)	$(28,701)	$39,003
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.14)	$(0.07)	$(0.32)	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,468	92,032	88,549	92,697
Diluted	88,468	92,032	88,549	93,097

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Comprehensive income (loss):
Net income (loss)	$(12,023)	$(6,600)	$(28,701)	$42,432
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	2	(16)	(218)	(49)
Net loss (gain) reclassified to income on financial instruments	68	(16)	549	(66)
Net gain on foreign currency cash flow hedges reclassified to income	(47)	(47)	(140)	(139)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	49	(5,769)
Amortization of prior service benefit during the period	(1,029)	(1,028)	(3,085)	(31,648)
Amortization of net loss during the period	2,562	1,823	7,687	15,103
Other comprehensive income (loss) before income tax effect	1,556	716	4,842	(22,568)
Income tax effect	(382)	(383)	(1,147)	(5,357)
Other comprehensive income (loss)	1,174	333	3,695	(27,925)
Comprehensive income (loss)	$(10,849)	$(6,267)	$(25,006)	$14,507

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Nine months ended September 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,701)	$42,432
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net loss on forward contracts	3,196	1,643
Accrued and other plant curtailment costs — net	4,025	(15,023)
Lower of cost or market inventory adjustment	(19,818)	13,463
Depreciation and amortization	46,925	46,579
Debt discount amortization	791	1,601
Pension and other postretirement benefits	673	(30,768)
Stock-based compensation	412	2,670
Non-cash loss on early extinguishment of debt	—	763
Undistributed earnings of joint ventures	(2,116)	(2,586)
Change in operating assets and liabilities:
Accounts receivable — net	3,320	(8,164)
Due from affiliates	317	6,602
Inventories	31,810	(23,269)
Prepaid and other current assets	(8,254)	(25,405)
Accounts payable, trade	(8,823)	(2,783)
Due to affiliates	761	(476)
Accrued and other current liabilities	8,743	17,071
Other — net	(12,176)	(13,256)
Net cash provided by operating activities	21,085	11,094
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(10,399)	(10,868)
Nordural expansion — Helguvik	(5,474)	(10,335)
Purchase of carbon anode assets	(14,185)	—
Investments in and advances to joint ventures	(275)	(13)
Payments received on advances from joint ventures	3,166	3,056
Proceeds from the sale of property, plant and equipment	89	1,471
Net change in restricted cash	—	3,673
Net cash used in investing activities	(27,078)	(13,016)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(47,067)
Repayment of contingent obligation	—	(189)
Borrowings under revolving credit facility	18,076	15,900
Repayments under revolving credit facility	(18,076)	(15,900)
Repurchase of common stock	(4,033)	(38,806)
Issuance of common stock — net	—	83
Net cash used in financing activities	(4,033)	(85,979)
CHANGE IN CASH AND CASH EQUIVALENTS	(10,026)	(87,901)
Cash and cash equivalents, beginning of the period	183,401	304,296
Cash and cash equivalents, end of the period	$173,375	$216,395
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and nine months ended September 30, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Asset Acquisition
In June 2012, our wholly owned subsidiary, Century Aluminum Vlissingen B.V. ("Century Vlissingen") purchased substantially all of the assets of the former Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12,500. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. Century Vlissingen did not assume, and is indemnified against, historical liabilities of the facility.
The anode production facility, which was curtailed by Zalco in December 2011, will require a significant capital investment to optimize anode production for our customers, including our smelter in Grundartangi, Iceland ("Grundartangi") and eventually provide anodes for the planned Helguvik smelter and any other customers and to comply with current environmental regulations. We purchased the assets to provide anode production to replace third-party anode supply contracts that will terminate in 2013.

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

Fair value measurements
The following table sets forth by level within the ASC 820 fair value hierarchy our financial assets and liabilities that are accounted for at fair value on a recurring basis. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels. There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented below.

Recurring Fair Value Measurements	As of September 30, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$167,325	$—	$—	$167,325
Trust assets	14,572	—	—	14,572
Surety bond – workers comp insurance	2,381	—	—	2,381
TOTAL	$184,278	$—	$—	$184,278
LIABILITIES:
E.ON contingent obligation	$—	$—	$15,016	$15,016
Primary aluminum sales contract	—	—	1,379	1,379
TOTAL	$—	$—	$16,395	$16,395

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$176,284	$—	$—	$176,284
Trust assets	15,889	—	—	15,889
Surety bonds – workers comp insurance	2,391	—	—	2,391
Primary aluminum put option contracts	—	9,331	—	9,331
Power contract	—	—	106	106
TOTAL	$194,564	$9,331	$106	$204,001
LIABILITIES:
Natural gas forward financial contracts	$—	$281	$—	$281
E.ON contingent obligation	—	—	13,958	13,958
Primary aluminum sales contract – premium collar	—	—	908	908
TOTAL	$—	$281	$14,866	$15,147

Change in Level 3 Fair Value Measurements during the three months ended September 30,
	Derivative liabilities - net
	2012	2011
Beginning balance, July 1,	$(16,024)	$(14,536)
Total loss (realized/unrealized) included in earnings	(371)	(45)
Settlements	—	(29)
Ending balance, September 30,	$(16,395)	$(14,610)
Amount of loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$(371)	$(45)

Change in Level 3 Fair Value Measurements during the nine months ended September 30,
	Derivative liabilities - net
	2012	2011
Beginning balance, January 1,	$(14,760)	$(13,802)
Total loss (realized/unrealized) included in earnings	(1,529)	(1,275)
Settlements	(106)	467
Ending balance, September 30,	$(16,395)	$(14,610)
Amount of loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$(1,529)	$(1,275)
The net gain (loss) on our derivative assets and liabilities is recorded in our statement of operations under net gain (loss) on forward contracts. See Note 4 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

4.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	September 30, 2012	December 31, 2011
DERIVATIVE ASSETS:
Primary aluminum put option contracts	Due from affiliates	$—	$5,439
Primary aluminum put option contracts	Prepaid and other current assets	—	3,892
Power contract	Prepaid and other current assets	—	106
TOTAL		$—	$9,437
DERIVATIVE LIABILITIES:
E.ON contingent obligation	Other liabilities	$15,016	$13,958
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	1,187	607
Natural gas forward financial contracts	Accrued and other current liabilities	—	281
Aluminum sales premium contracts – less current portion	Other liabilities	192	301
TOTAL		$16,395	$15,147

Natural gas forward financial contracts
To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas. These forward contracts are designated as cash flow hedges and qualify for hedge accounting under ASC 815.
During the three and nine months ended September 30, 2012 and 2011, the changes in our accumulated other comprehensive loss resulting from realized and unrealized gains and losses on these derivatives were not significant to our financial statements. There were no losses recognized for ineffective portions of these derivatives during the periods.
Foreign currency forward contracts
We manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate. As of September 30, 2012 and December 31, 2011, we had no foreign currency forward contracts outstanding. We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan. The labor costs, maintenance costs and other local services at our facility in Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan. Labor costs, maintenance costs and other local services at Century Vlissingen are denominated in euros. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s and Century Vlissingen's operating margins.
We have realized gains and losses for our foreign currency cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures that were recognized in accumulated other comprehensive loss and are reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this would occur when Helguvik is put into service).

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Ravenswood power contract
We are party to a power supply agreement at our facility in Ravenswood, West Virginia (“Ravenswood”) that contains an embedded derivative due to LME-based pricing provisions (the "special rate mechanism"). The embedded derivative does not qualify for cash flow hedge treatment and is marked to market quarterly.
In June 2011, the Public Service Commission of the State of West Virginia (the “PSC”) extended the special rate mechanism for one year. The current special rate mechanism will remain in place until the PSC issues an order on our recently filed special rate proposal which occurred in October 2012. We cannot be certain if the special pricing provisions will be extended in the future. As of September 30, 2012, based on our estimated future power usage under the special rate mechanism, the embedded derivative has no fair value. See Note 18 Subsequent events for additional information about the PSC order.
Primary aluminum put option contracts
As of September 30, 2012, we had no primary aluminum put option contracts outstanding. We had previously entered into primary aluminum put option contracts that settled monthly based on LME prices through June 2012. These options were purchased to partially mitigate the risk of a future decline in aluminum prices.
Our counterparties included two non-related third parties and Glencore International (together with its subsidiaries, "Glencore"), a related party. We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets. We determined the fair value of the put option contracts using a Black-Scholes model with market data provided by an independent vendor and accounted for the contracts as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net gain (loss) on forward contracts.
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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location	2012	2011	2012	2011
Primary aluminum put option contracts	Net gain (loss) on forward contracts	$—	$4,222	$(2,725)	$(1,444)
Aluminum sales premium contracts	Related party sales	386	364	917	620
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(404)	(99)	(1,389)	(965)
E.ON contingent obligation	Interest expense - third party	(353)	(349)	(1,059)	(1,077)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	September 30, 2012	December 31, 2011
Power contracts (in megawatt hours (“MWH”)) (1)	—	3,772
Primary aluminum sales contract premium (metric tons) (2)	25,500	40,870
Primary aluminum put option contracts (metric tons)	—	15,000
Primary aluminum put option contracts (metric tons) – related party	—	18,000

(1)	Represents our expected usage during the remaining term of the Ravenswood power contract. In June 2011, the West Virginia PSC extended the term of this contract for an additional year.

(2)	Represents the remaining physical deliveries under the Glencore Metal Agreement.
Counterparty credit risk. We only enter into forward financial contracts with counterparties we determine to be creditworthy at the time of entering into the contract. If any counterparty failed to perform according to the terms of the contract, the impact would be limited to the difference between the contract price and the market price applied to the contract volume on the date of settlement.
As of September 30, 2012, income of $134 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

5.	Earnings per share
Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings per share for three and nine months ended September 30, 2012 and 2011:

	For the three months ended September 30,
	2012			2011
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(12,023)			$(6,600)
Amount allocated to common shareholders (1)	100%			100%
Basic EPS:
Loss allocable to common shareholders	(12,023)	88,468	$(0.14)	(6,600)	92,032	$(0.07)
Effect of Dilutive Securities:
Stock compensation plans	—	—		—	—
Diluted EPS:
Loss applicable to common shareholders with assumed conversion	$(12,023)	88,468	$(0.14)	$(6,600)	92,032	$(0.07)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

	For the nine months ended September 30,
	2012			2011
	Loss	Shares (000)	Per-Share	Income	Shares (000)	Per-Share
Net income (loss)	$(28,701)			$42,432
Amount allocated to common shareholders (1)	100%			91.92%
Basic EPS:
Income (loss) allocable to common shareholders	(28,701)	88,549	$(0.32)	39,003	92,697	$0.42
Effect of Dilutive Securities:
Stock compensation plans	—	—		—	400
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$(28,701)	88,549	$(0.32)	$39,003	93,097	$0.42

(1)	We have not allocated net losses to common shareholders between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

Impact of our outstanding Series A Convertible Preferred Stock on EPS
Our Series A Convertible Preferred Stock has similar characteristics to the “participating security” as described by ASC 260-10-45 “Participating Securities and the Two-Class Method”. In accordance with the guidance in the ASC 260-10-45, we calculate basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with its participation rights, and diluted EPS using the If-Converted Method, when applicable.
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
Calculation of EPS:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Options to purchase common stock outstanding	626,334	632,334	626,334	632,334
Weighted average service-based share awards outstanding	406,070	323,396	382,462	294,709
Excluded from the calculation of diluted EPS:
Stock options (1)	626,334	632,334	626,334	350,601
Service-based share award	406,070	323,396	382,462	—

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in periods when we had a net loss where all options were excluded because of their antidilutive effect on earnings per share.

During the nine months ended September 30, 2012, we repurchased 400,000 shares of our common stock under a stock repurchase program. (See Note 6 Shareholders’ Equity for additional information about this program) Shares repurchased under the program are excluded from the calculation of weighted average shares of common stock outstanding.
Service-based share awards for which vesting is based upon continued service are not considered issued and outstanding shares of common stock until vested and issued. However, the service-based share awards are considered common stock equivalents and, therefore, the weighted average service-based share awards are included, using the treasury stock method, in common shares outstanding for diluted earnings per share computations if they have a dilutive effect on earnings per share.

6.	Shareholders’ equity
Common Stock
Under our Amended and Restated Certificate of Incorporation, our Board of Directors is authorized to issue up to 195,000,000 shares of our common stock.
The rights, preferences and privileges of holders of our common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of our preferred stock which are currently outstanding, including our Series A Convertible Preferred Stock, or any series which we may designate and issue in the future.

Common and Preferred Stock Activity:	Preferred stock	Common stock
	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2011	80,718	4,386,521	88,844,327
Repurchase of common stock	—	400,000	(400,000)
Conversion of convertible preferred stock	(176)	—	17,587
Issuance for stock compensation plans	—	—	24,531
Ending balance as of September 30, 2012	80,542	4,786,521	88,486,445

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Stock Repurchase Program
In August 2011, our Board of Directors approved a $60,000 stock repurchase program. Under the program, we may repurchase up to $60,000 in value of our outstanding shares of common stock from time to time on the open market at prevailing market prices, in block trades or otherwise. The timing and amount of any shares repurchased is determined by our management based on its evaluation of market conditions, the trading price of the stock and other factors. The repurchase program may be suspended or discontinued at any time.
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
From August 11, 2011 through September 30, 2012, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of September 30, 2012.
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

7.	Income taxes
The components of our unrecognized tax positions are as follows:

	September 30, 2012	December 31, 2011
Highly certain tax positions	$16,900	$15,100
Other unrecognized tax benefits	884	800
Gross unrecognized tax benefits	$17,784	$15,900
Accrued interest and penalties related to unrecognized tax benefits	$200	$100
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
For the years 2011, 2010 and 2009, we did not elect to permanently reinvest foreign earnings. In March 2012, we removed our election to permanently reinvest foreign earnings prior to 2009.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

8.	Inventories
Inventories consist of the following:

	September 30, 2012	December 31, 2011
Raw materials	$40,930	$41,142
Work-in-process	14,953	15,548
Finished goods	7,535	10,535
Operating and other supplies	96,550	104,736
Inventories	$159,968	$171,961
Inventories are stated at the lower of cost or market, using the first-in, first-out method (“FIFO”).

9.	Debt

	September 30, 2012	December 31, 2011
Debt classified as current liabilities:
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7,815	$7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $1,903 and $2,695, respectively, interest payable semiannually	247,700	246,909
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	15,016	13,958
TOTAL	$273,134	$271,285

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2012 was 0.38%.

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
Status of our revolving credit facility:

September 30, 2012
Senior secured revolving credit facility amount	$100,000
Borrowing availability, net of outstanding letters of credit	42,335
Outstanding borrowings on revolving credit facility	—
Letter of credit sub-facility amount	50,000
Outstanding letters of credit issued under the revolving credit facility	46,019

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

E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments made on CAKY’s behalf under a swap agreement relating to CAKY's power purchase agreement (the "Big Rivers Agreement") with Kenergy Corporation, ("Kenergy"), a member cooperative of Big Rivers Electric Corporation ("Big Rivers"), in excess of the agreed upon base amount. Interest accrues at an annual rate equal to 10.94%. The repayment term of the swap agreement is through December 31, 2028. Our obligation to make repayments is contingent upon certain operating criteria for Hawesville and the LME price of primary aluminum. Based on the LME forward market and our expectation of Hawesville’s future operations, we classified the E.ON contingent obligation within noncurrent liabilities, which includes accrued interest on the obligation. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,095 and $852 at September 30, 2012 and December 31, 2011, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”), to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through September 30, 2012, we have expended approximately $940 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The parties are currently engaged in the discovery process. As of September 30, 2012, no trial date has been set for the remaining claims.
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
In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. A date has not been set for the hearing on the appeal.

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
In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California. The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses. Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees. On March 10, 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court on March 3, 2011. The appeal remains pending before the U.S. Court of Appeals for the Ninth Circuit.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

In February 2010, our subsidiary, CAWV, was named as a defendant in a lawsuit filed by Ingram Barge Company ("Ingram") in the United States District Court for the Middle District of Tennessee. The lawsuit alleges that CAWV breached two barging contracts with Ingram by failing to consume a specified amount of barging services as a result of the curtailment of operations at Ravenswood.  Ingram is seeking damages of approximately $4,600 plus interest.  In July 2012, the trial court granted Ingram's motion for summary judgment and will hold a subsequent hearing to determine Ingram's damages, if any. While we do not believe that Ingram has suffered any damages and intend to continue to vigorously defend ourselves against this claim, we believe that it is reasonably possible that a damages judgment may be entered against CAWV. We estimate that the range for this potential loss is between $0 and $5,000.
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
In November 2009, CAWV filed a class action complaint for declaratory judgment against the USWA ("United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union"), the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits as described above.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.
In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court. In August 2011, the Fourth Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction, finding that the USWA had failed to establish the likelihood of success on the merits of the underlying matter. In October 2011, CAWV filed a motion to dismiss plaintiff’s first amended complaint with the trial court. No ruling has yet been made on the motion. The parties have agreed in principle to settle the lawsuit upon a successful restart of Ravenswood, see “CAWV Retiree VEBA contributions” below.
Ravenswood Pension Plan
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Power Commitments
Hawesville
The Big Rivers Agreement has a term through December 2023, unless extended.  The Big Rivers Agreement provides sufficient power at cost-based rates for Hawesville’s full production capacity requirements.  The Big River Agreement is take-or-pay for Hawesville’s energy requirements at full production.
In August 2012, CAKY issued a 12-month notice to terminate the Big River Agreement. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. We believe that our Hawesville facility would be competitive globally but for the price it pays for electric power, which is among the highest rates for smelters in the U.S. CAKY is engaged in discussions with Big Rivers, Kenergy and other stakeholders to be allowed to access the wholesale market for power.
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
Effective June 1, 2012, Mt. Holly and Santee Cooper amended the terms of Santee Cooper agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's Supplemental Power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”).  The energy charge for Supplemental Power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs.    The amended power agreement provides that Mt. Holly may continue to receive its Supplemental Power requirements from the off-system facility through July 31, 2013, which may be extended through December 31, 2015 if firm transmission agreements can be obtained.
Ravenswood
CAWV has a power purchase agreement (the “ApCo Agreement”) with the Appalachian Power Company (“ApCo”).  CAWV currently purchases a limited amount of power under the ApCo Agreement as necessary to maintain its Ravenswood smelter, which is presently curtailed.  Power is supplied under the ApCo Agreement at prices set forth in published tariffs (which are subject to change), with certain adjustments.  Under the special rate contract, Ravenswood may be excused from, or may defer the payment of, any increase in the tariff rate if LME prices fall below certain negotiated levels.   The current special rate mechanism will remain in place until the PSC issues an order on our recently filed new special rate proposal for an LME-based rate, which was issued in October 2012. See Note 18 Subsequent events for additional information about the PSC order.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	September 30, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	28,511	41,504
Other forward delivery contracts – Glencore	1,420	3,423
Other forward delivery contracts – fixed price	20	41

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, including primary aluminum put option contracts, which are accounted for as derivative instruments. See Note 4 Derivative and hedging instruments for additional information about these instruments.

12.	Supplemental cash flow information

	Nine months ended September 30,
	2012	2011
Cash paid for:
Interest	$10,220	$11,257
Income/withholding taxes (1)	33,625	41,694

(1)
We paid withholding taxes in Iceland of $22,633 and $39,386 in the nine months ended September 30, 2012 and 2011, respectively. Our tax payments in Iceland for withholding taxes, estimated and prepayments of Icelandic income taxes and any associated refunds are denominated in ISK.

13.	Asset retirement obligations (“ARO”)
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30,	Year ended December 31, 2011
Beginning balance, ARO liability	$15,171	$14,274
Additional ARO liability incurred	874	1,110
ARO liabilities settled	(1,035)	(1,315)
Accretion expense	875	1,102
Ending balance, ARO liability	$15,885	$15,171
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

14.	Components of accumulated other comprehensive loss

	September 30, 2012	December 31, 2011
Unrealized loss on financial instruments	$(849)	$(1,040)
Defined benefit plan liabilities	(137,608)	(142,259)
Equity in investee other comprehensive income (1)	(8,476)	(8,476)
Other comprehensive loss before income tax effect	(146,933)	(151,775)
Income tax effect (2)	16,040	17,187
Accumulated other comprehensive loss	$(130,893)	$(134,588)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	September 30, 2012	December 31, 2011
Unrealized loss on financial instruments	$(657)	$(682)
Defined benefit plan liabilities	16,191	17,311
Equity in investee other comprehensive income	506	558

15.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$701	$783	$2,102	$2,350
Interest cost	1,717	1,744	5,153	5,231
Expected return on plan assets	(1,740)	(1,658)	(5,222)	(4,973)
Amortization of prior service cost	34	34	103	103
Amortization of net loss	910	466	2,731	1,397
Net periodic benefit cost	$1,622	$1,369	$4,867	$4,108

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Service cost	$448	$417	$1,343	$1,251
Interest cost	1,378	1,433	4,135	4,295
Expected return on plan assets	—	—	—	—
Amortization of prior service cost (1)	(1,063)	(1,063)	(3,188)	(31,751)
Amortization of net loss	1,652	1,357	4,956	13,706
Net periodic benefit cost	$2,415	$2,144	$7,246	$(12,499)

(1)
Plan amendments made in November 2010 resulted in a reduction in OPEB liability and a credit to accumulated other comprehensive loss. The resulting prior service benefit and actuarial losses were amortized ratably into income over the period November 1, 2010 to September 30, 2011 at which time the CAWV OPEB plan terminated.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Employer contributions
During the nine months ended September 30, 2012, we have made contributions of approximately $7,282 to the qualified defined benefit plans we sponsor.

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
In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement.” This ASU amended the requirements for measuring fair value and disclosing information about fair value measurements and was effective for Century on January 1, 2012. Upon adoption, this standard resulted in changes to our financial disclosures, but did not have any impact on the reporting of our financial condition, results of operations or cash flows.

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
The following summarized condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of operations for the three and nine months ended September 30, 2012 and September 30, 2011, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2012 and September 30, 2011 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and September 30, 2011 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$137,992	$35,383	$—	$173,375
Accounts receivable — net	32,006	12,321			44,327
Due from affiliates	620,739	15,817	2,462,532	(3,059,333)	39,755
Inventories	95,165	64,803	—	—	159,968
Prepaid and other current assets	4,799	37,585	5,869	—	48,253
Total current assets	752,709	268,518	2,503,784	(3,059,333)	465,678
Investment in subsidiaries	41,827	—	(1,015,036)	973,209	—
Property, plant and equipment — net	319,498	877,569	902	(325)	1,197,644
Other assets	21,835	59,747	38,535	—	120,117
Total	$1,135,869	$1,205,834	$1,528,185	$(2,086,449)	$1,783,439
Liabilities:
Accounts payable, trade	$40,054	$37,124	$1,094	$—	$78,272
Due to affiliates	2,105,832	105,203	210,154	(2,378,524)	42,665
Accrued and other current liabilities	16,460	20,796	15,657	—	52,913
Accrued employee benefits costs — current portion	14,970	—	2,241	—	17,211
Industrial revenue bonds	7,815				7,815
Total current liabilities	2,185,131	163,123	229,146	(2,378,524)	198,876
Senior notes payable			250,303		250,303
Accrued pension benefit costs — less current portion	34,875	—	30,276	—	65,151
Accrued postretirement benefit costs — less current portion	123,727	—	5,608	—	129,335
Other liabilities/intercompany loan	64,513	653,140	3,201	(681,134)	39,720
Deferred taxes	—	90,403	—	—	90,403
Total noncurrent liabilities	223,115	743,543	289,388	(681,134)	574,912
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	933	(72)	933
Additional paid-in capital	302,659	149,743	2,507,254	(452,402)	2,507,254
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(128,699)	(1,487)	(130,893)	130,186	(130,893)
Retained earnings (accumulated deficit)	(1,446,397)	150,900	(1,317,720)	1,295,497	(1,317,720)
Total shareholders’ equity	(1,272,377)	299,168	1,009,651	973,209	1,009,651
Total	$1,135,869	$1,205,834	$1,528,185	$(2,086,449)	$1,783,439

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$159,157	$24,244	$—	$183,401
Accounts receivable — net	40,062	7,585	—	—	47,647
Due from affiliates	616,830	13,517	2,474,727	(3,060,409)	44,665
Inventories	96,197	75,764	—	—	171,961
Prepaid and other current assets	8,668	38,809	3,169	(10,000)	40,646
Total current assets	761,757	294,832	2,502,140	(3,070,409)	488,320
Investment in subsidiaries	36,965	—	(995,131)	958,166	—
Property, plant and equipment — net	338,946	878,333	1,211	(265)	1,218,225
Other assets	21,870	43,269	39,410	—	104,549
Total	$1,159,538	$1,216,434	$1,547,630	$(2,112,508)	$1,811,094
Liabilities:
Accounts payable, trade	$43,215	$42,278	$679	$—	$86,172
Due to affiliates	2,103,687	78,411	205,651	(2,345,845)	41,904
Accrued and other current liabilities	10,596	29,822	10,358	(10,000)	40,776
Accrued employee benefits costs — current portion	14,267	—	2,431	—	16,698
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,179,580	150,511	219,119	(2,355,845)	193,365
Senior notes payable	—	—	249,512	—	249,512
Accrued pension benefit costs — less current portion	40,277	—	30,622	—	70,899
Accrued postretirement benefit costs — less current portion	122,609	—	5,469	—	128,078
Other liabilities/intercompany loan	63,369	686,834	4,631	(714,829)	40,005
Deferred taxes	—	90,958	—	—	90,958
Total noncurrent liabilities	226,255	777,792	290,234	(714,829)	579,452
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	932	(72)	932
Additional paid-in capital	297,300	144,383	2,506,842	(441,683)	2,506,842
Treasury stock, at cost	—	—	(45,891)	—	(45,891)
Accumulated other comprehensive income (loss)	(132,235)	(1,373)	(134,588)	133,608	(134,588)
Retained earnings (accumulated deficit)	(1,411,422)	145,109	(1,289,019)	1,266,313	(1,289,019)
Total shareholders’ equity	(1,246,297)	288,131	1,038,277	958,166	1,038,277
Total	$1,159,538	$1,216,434	$1,547,630	$(2,112,508)	$1,811,094

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$123,525	$46,498	$—	$—	$170,023
Related parties	75,590	59,022	—	—	134,612
	199,115	105,520	—	—	304,635
Cost of goods sold	210,417	90,968	—	—	301,385
Gross profit (loss)	(11,302)	14,552	—	—	3,250
Other operating expenses – net	7,388	—	—	—	7,388
Selling, general and administrative expenses	7,530	1,652	—	—	9,182
Operating income (loss)	(26,220)	12,900	—	—	(13,320)
Interest expense – third party	(6,041)	—	—	—	(6,041)
Interest expense – affiliates	15,860	(15,860)	—	—	—
Interest income – third party	4	68	—	—	72
Interest income – affiliates	—	—	—	—	—
Net loss on forward contracts	(340)	—	—	—	(340)
Other income (expense) - net	(48)	7,696	—	—	7,648
Income (loss) before income taxes and equity in earnings of joint ventures	(16,785)	4,804	—	—	(11,981)
Income tax benefit (expense)	964	(2,132)	—	—	(1,168)
Income (loss) before equity in earnings of joint ventures	(15,821)	2,672	—	—	(13,149)
Equity in earnings (loss) of joint ventures	(638)	1,126	(12,023)	12,661	1,126
Net income (loss)	$(16,459)	$3,798	$(12,023)	$12,661	$(12,023)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$139,865	$62,733	$—	$—	$202,598
Related parties	70,967	72,081	—	—	143,048
	210,832	134,814	—	—	345,646
Cost of goods sold	232,810	101,512	—	—	334,322
Gross profit (loss)	(21,978)	33,302	—	—	11,324
Other operating expenses – net	2,659	—	—	—	2,659
Selling, general and administrative expenses	7,391	559	—	—	7,950
Operating income (loss)	(32,028)	32,743	—	—	715
Interest expense – third party	(5,951)	—	—	—	(5,951)
Interest expense – affiliates	17,005	(17,005)	—	—	—
Interest income – third party	4	33	—	—	37
Interest income – affiliates	—	59	—	—	59
Net gain loss on forward contracts	4,163	—	—	—	4,163
Other expense - net	(595)	(548)	—	—	(1,143)
Income (loss) before income taxes and equity in earnings of joint ventures	(17,402)	15,282	—	—	(2,120)
Income tax benefit (expense)	93	(5,480)	—	—	(5,387)
Income (loss) before equity in earnings of joint ventures	(17,309)	9,802	—	—	(7,507)
Equity in earnings of joint ventures	1,374	907	(6,600)	5,226	907
Net income (loss)	$(15,935)	$10,709	$(6,600)	$5,226	$(6,600)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$391,100	$151,784	$—	$—	$542,884
Related parties	226,589	184,971	—	—	411,560
	617,689	336,755	—	—	954,444
Cost of goods sold	640,650	283,995	—	—	924,645
Gross profit (loss)	(22,961)	52,760	—	—	29,799
Other operating expenses – net	14,926	—	—	—	14,926
Selling, general and administrative expenses	23,747	1,045	—	—	24,792
Operating income (loss)	(61,634)	51,715	—	—	(9,919)
Interest expense – third party	(17,966)	—	—	—	(17,966)
Interest expense – affiliates	48,108	(48,108)	—	—	—
Interest income – third party	19	305	—	—	324
Interest income – affiliates	—	62	—	—	62
Net loss on forward contracts	(4,049)	—	—	—	(4,049)
Other income - net	750	7,365	—	—	8,115
Income (loss) before income taxes and equity in earnings of joint ventures	(34,772)	11,339	—	—	(23,433)
Income tax benefit (expense)	279	(7,663)	—	—	(7,384)
Income (loss) before equity in earnings of joint ventures	(34,493)	3,676	—	—	(30,817)
Equity in earnings (loss) of joint ventures	(482)	2,116	(28,701)	29,183	2,116
Net income (loss)	$(34,975)	$5,792	$(28,701)	$29,183	$(28,701)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$413,404	$184,597	$—	$—	$598,001
Related parties	222,030	218,229	—	—	440,259
	635,434	402,826	—	—	1,038,260
Cost of goods sold	632,515	302,591	—	—	935,106
Gross profit	2,919	100,235	—	—	103,154
Other operating income – net	(8,430)	—	—	—	(8,430)
Selling, general and administrative expenses	33,105	4,011	—	—	37,116
Operating income (loss)	(21,756)	96,224	—	—	74,468
Interest expense – third party	(19,114)	—	—	—	(19,114)
Interest expense – affiliates	51,677	(51,677)	—	—	—
Interest income – third party	47	210	—	—	257
Interest income – affiliates	—	242	—	—	242
Net loss on forward contracts	(2,263)	—	—	—	(2,263)
Other expense - net	(879)	(719)	—	—	(1,598)
Income before income taxes and equity in earnings of joint ventures	7,712	44,280	—	—	51,992
Income tax benefit (expense)	3,683	(15,829)	—	—	(12,146)
Income before equity in earnings of joint ventures	11,395	28,451	—	—	39,846
Equity in earnings of joint ventures	3,982	2,586	42,432	(46,414)	2,586
Net income (loss)	$15,377	$31,037	$42,432	$(46,414)	$42,432

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(16,459)	$3,798	$(12,023)	$12,661	$(12,023)
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	2	—	2	(2)	2
Net loss (gain) reclassified to income on financial instruments	68	—	68	(68)	68
Net gain on foreign currency cash flow hedges reclassified to income	—	(47)	(47)	47	(47)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	—	—	—
Amortization of prior service benefit during the period	(1,037)	—	(1,029)	1,037	(1,029)
Amortization of net loss during the period	2,306	—	2,562	(2,306)	2,562
Other comprehensive income (loss) before income tax effect	1,339	(47)	1,556	(1,292)	1,556
Income tax effect	(4)	9	(382)	(5)	(382)
Other comprehensive income (loss)	1,335	(38)	1,174	(1,297)	1,174
Comprehensive income (loss)	$(15,124)	$3,760	$(10,849)	$11,364	$(10,849)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(15,935)	$10,709	$(6,600)	$5,226	$(6,600)
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(16)	—	(16)	16	(16)
Net loss (gain) reclassified to income on financial instruments	(16)	—	(16)	16	(16)
Net gain on foreign currency cash flow hedges reclassified to income	—	(47)	(47)	47	(47)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	—	—	—
Amortization of prior service benefit during the period	(1,036)	—	(1,028)	1,036	(1,028)
Amortization of net loss during the period	1,687	—	1,823	(1,687)	1,823
Other comprehensive income (loss) before income tax effect	619	(47)	716	(572)	716
Income tax effect	(5)	9	(383)	(4)	(383)
Other comprehensive income (loss)	614	(38)	333	(576)	333
Comprehensive income (loss)	$(15,321)	$10,671	$(6,267)	$4,650	$(6,267)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(34,975)	$5,792	$(28,701)	$29,183	$(28,701)
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(218)	—	(218)	218	(218)
Net loss (gain) reclassified to income on financial instruments	549	—	549	(549)	549
Net gain on foreign currency cash flow hedges reclassified to income	—	(140)	(140)	140	(140)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	—	—	49	—	49
Amortization of prior service benefit during the period	(3,109)	—	(3,085)	3,109	(3,085)
Amortization of net loss during the period	6,919	—	7,687	(6,919)	7,687
Other comprehensive income (loss) before income tax effect	4,141	(140)	4,842	(4,001)	4,842
Income tax effect	(605)	26	(1,147)	579	(1,147)
Other comprehensive income (loss)	3,536	(114)	3,695	(3,422)	3,695
Comprehensive income (loss)	$(31,439)	$5,678	$(25,006)	$25,761	$(25,006)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$15,377	$31,037	$42,432	$(46,414)	$42,432
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(49)	—	(49)	49	(49)
Net loss (gain) reclassified to income on financial instruments	(66)	—	(66)	66	(66)
Net gain on foreign currency cash flow hedges reclassified to income	—	(139)	(139)	139	(139)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(5,769)	—	(5,769)	5,769	(5,769)
Amortization of prior service benefit during the period	(31,672)	—	(31,648)	31,672	(31,648)
Amortization of net loss during the period	14,696	—	15,103	(14,696)	15,103
Other comprehensive income (loss) before income tax effect	(22,860)	(139)	(22,568)	22,999	(22,568)
Income tax effect	(1,655)	24	(5,357)	1,631	(5,357)
Other comprehensive income (loss)	(24,515)	(115)	(27,925)	24,630	(27,925)
Comprehensive income (loss)	$(9,138)	$30,922	$14,507	$(21,784)	$14,507

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$11,824	$9,261	$—	$21,085
Investing activities:
Purchase of property, plant and equipment	(4,102)	(6,219)	(78)	(10,399)
Nordural expansion - Helguvik	—	(5,474)	—	(5,474)
Purchase of carbon anode assets	(14,185)	—	—	(14,185)
Investments in and advances to joint ventures	—	—	(275)	(275)
Payments received on advances to joint ventures	—	—	3,166	3,166
Proceeds from the sale of property, plant and equipment	—	89	—	89
Net cash provided by (used in) investing activities	(18,287)	(11,604)	2,813	(27,078)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	6,463	(18,822)	12,359	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	6,463	(18,822)	8,326	(4,033)
Net change in cash and cash equivalents	—	(21,165)	11,139	(10,026)
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$137,992	$35,383	$173,375

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$277	$10,817	$—	$11,094
Investing activities:
Purchase of property, plant and equipment	(4,836)	(5,648)	(384)	(10,868)
Nordural expansion - Helguvik	—	(10,335)	—	(10,335)
Proceeds from the sale of property, plant and equipment	1,415	56	—	1,471
Investments in and advances to joint ventures	—	—	(13)	(13)
Payments received on advances to joint ventures	—	—	3,056	3,056
Net change in restricted cash	3,673	—	—	3,673
Net cash provided by (used in) investing activities	252	(15,927)	2,659	(13,016)
Financing activities:
Repayments of long-term debt	—	—	(47,067)	(47,067)
Repayment of contingent obligation	(189)	—	—	(189)
Borrowings under revolving credit facility	—	—	15,900	15,900
Repayments under revolving credit facility	—	—	(15,900)	(15,900)
Intercompany transactions	(340)	(25,750)	26,090	—
Repurchase of common stock	—	—	(38,806)	(38,806)
Issuance of common stock - net	—	—	83	83
Net cash used in financing activities	(529)	(25,750)	(59,700)	(85,979)
Net change in cash and cash equivalents	—	(30,860)	(57,041)	(87,901)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$184,063	$32,332	$216,395

18.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.
West Virginia PSC issues decision in Century Aluminum rate case
In October 2012, the West Virginia Public Service Commission (the "PSC") issued an order to establish a new special rate mechanism for CAWV's Ravenswood smelter.  While the new special rate mechanism included certain elements that CAWV had requested, it failed to establish a structure that would allow for a restart of the Ravenswood smelter under current conditions.  On October 26, 2012, Century filed a motion for reconsideration with the PSC.
Termination of West Virginia postemployment benefits
In October 2012, we notified the effected retirees that CAWV amended its postretirement medical benefits plan, effective January 1, 2013, for all bargaining unit employees who retired on or after November 1, 2010 and before October 1, 2012, and their dependents. Effective January 1, 2013, CAWV will no longer provide retiree medical benefits to to these retirees or their dependents. However, CAWV will subsidize the full cost of medical and prescription drug benefits until the earlier of a) June 30, 2013; b) the last day of the month in which he/she turns age 65 and becomes eligible for Medicare; or c) in the event that a Voluntary Employee Beneficiary Association (VEBA) Trust is established to support health benefits for CAWV retirees and their covered dependents, and he/she becomes eligible to receive health benefits from the VEBA.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Corporate Headquarters Relocation

In October 2012, we informed our headquarters' staff of the decision to relocate the corporate headquarters from Monterey, California to Chicago, Illinois. We expect to complete the process by the end of the first half of 2013.

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

•
Future construction investment and development of our facility in Helguvik, Iceland and with respect to the Century Vlissingen project, including our discussions regarding power purchase agreements, future capital expenditures, the costs of completion or cancellation, production capacity and the sources of funding for the facility;

•	Our hedging and other strategies to mitigate risk and their potential effects;

•	Our curtailed operations, including the potential restart of curtailed operations at Ravenswood, and potential curtailment of other domestic assets;

•
Our procurement of electricity, alumina, carbon products and other raw materials and our assessment of pricing and other terms relating thereto including the potential benefits of the amended Santee Cooper Service Agreement and the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the recent purchase by Century Vlissingen of carbon anode assets in the Netherlands;

•	Our ability to access the wholesale power market for Hawesville and a favorable conclusion of the West Virginia Public Service Commission proceedings for Ravenswood;

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

•
Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former Chief Executive Officer, and environmental matters, including future potential payments in connection with the St. Croix Hydrocarbon Recovery Plan, and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Expected timing for the relocation of our corporate headquarters;

•	Our capital resources, projected financing sources and projected uses of capital including with respect to the E. ON contingent obligation, the Century Vlissingen and Helguvik projects; and

•	Our debt levels and intentions to incur or repay debt in the future.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
Hawesville issues 12-month notice to terminate power contract
In August 2012, CAKY issued a 12-month notice to terminate its power contract with Kenergy, a member cooperative of Big Rivers, for Hawesville. During the 12-month notice period, we will be required to pay a demand charge for power, but we are not obligated to continue operating the plant. We believe that the contract price Hawesville pays for electric power under the Big Rivers Agreement is among the highest rates for smelters in the U.S. CAKY is engaged in discussions with Big Rivers, Kenergy and other stakeholders to access the wholesale market for power.
West Virginia PSC issues decision in Century Aluminum rate case
In October 2012, the PSC issued an order to establish a new special rate mechanism for CAWV's Ravenswood smelter. While the new special rate mechanism included certain elements that CAWV had requested, it failed to establish a structure that would allow for a restart of the Ravenswood smelter under current conditions.  On October 26, 2012, Century filed a motion for reconsideration with the PSC.
West Virginia Coal Severance Tax
In 2012, the West Virginia State Legislature approved a 10-year coal severance tax credit of $20 million per year that will be allocated to power producers and would likely result in reduced power costs to the Ravenswood smelter, if the smelter were to restart.
Grundartangi receives insurance settlement for damaged transformer
In September 2012, we received a $7.9 million settlement payment related to insurance claims by Grundartangi for the cost of repairs to a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. We recorded the payment on the consolidated statement of operations in other income - net.
Grundartangi expansion program
The Grundartangi expansion program, a $65 million capital expenditure project, is expected to increase production capacity at Grundartangi by 40,000 mtpy over the next four years.
Mt. Holly amends power contract
Effective June 1, 2012, Mt. Holly and South Carolina Public Service Authority (“Santee Cooper”) amended the terms of Mt. Holly's power agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's Supplemental Power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for Supplemental Power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its Supplemental Power requirements from the off-system facility through July 31, 2013, which may be extended through December 31, 2015 if firm transmission agreements can be obtained.

Century purchases carbon anode assets in the Netherlands
In June 2012, our wholly owned subsidiary, Century Vlissingen, purchased substantially all of the assets of the former Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12.5 million. In connection with the purchase, we also entered into a ground lease with respect to the facility that is renewable at our option. As part of the transaction, Century Vlissingen will not assume, and is indemnified against, historical liabilities of the facility.
In anticipation of a restart of 75,000 metric tons of annual anode production capacity at the Vlissingen facility in the third quarter of 2013, we intend to invest approximately $45 million over the next three years, including capital expenditures, restart expenses and working capital to optimize production for our customers, including Grundartangi and to comply with environmental regulations. Upon restart, the facility will provide a source of anode production for Grundartangi and the planned Helguvik smelter, and replace certain anode supply contracts that will terminate in 2013.
Century announces decision to relocate corporate headquarters
In October 2012, we informed our headquarters' staff of the decision to relocate the corporate headquarters from Monterey, California to Chicago, Illinois.  We expect to complete the process by the end of the first half of 2013.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net sales:
Third-party customers	$170,023	$202,598	$542,884	$598,001
Related parties	134,612	143,048	411,560	440,259
Total	$304,635	$345,646	$954,444	$1,038,260
Gross profit	$3,250	$11,324	$29,799	$103,154
Net income (loss)	$(12,023)	$(6,600)	$(28,701)	$42,432
Earnings (loss) per common share:
Basic and Diluted	$(0.14)	$(0.07)	$(0.32)	$0.42

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Shipments – primary aluminum (metric tons):
Direct	95,747	82,236	283,665	247,224
Toll	67,684	68,596	200,561	199,269
Total	163,431	150,832	484,226	446,493

Net sales (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$304.6	$345.6	$(41.0)	(11.9)%
Nine months ended September 30,	$954.4	$1,038.3	$(83.9)	(8.1)%
Lower price realizations for our primary aluminum shipments in the three months ended September 30, 2012 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $74.8 million decrease in sales. Higher shipment volumes had a $33.8 million positive impact on net sales. Direct shipments from our three operating smelters increased 13,511 metric tons in the three months ended September 30, 2012 compared to the same period in 2011, due to the restart of idled capacity at our Hawesville facility. Toll shipments decreased 912 metric tons relative to the same period last year, but were replaced with direct shipments.
Lower price realizations for our primary aluminum shipments in the nine months ended September 30, 2012 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $182.7 million sales decrease. Higher shipment volumes had a $98.8 million positive impact on net sales. Direct shipments from our three operating smelters increased 36,441 metric tons in the nine months ended September 30, 2012 compared to the same period in 2011, due to the restart of idled capacity at our Hawesville facility. Toll shipments increased 1,292 metric tons relative to the same period last year.

Gross profit (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$3.3	$11.3	$(8.0)	(70.8)%
Nine months ended September 30,	$29.8	$103.2	$(73.4)	(71.1)%
During the three months ended September 30, 2012, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $55.5 million, with volume and mix reducing gross profit by $0.7 million. In addition, we experienced $26.5 million in net cost decreases, relative to the same period in 2011, comprised of: lower power and natural gas costs at our U.S. smelters, $7.1 million; lower costs for materials, supplies and maintenance, $14.1 million; other cost reductions, $5.5 million; offset by increased depreciation, $0.2 million.
During the nine months ended September 30, 2012, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $142.0 million, with volume and mix increasing gross profit by $4.6 million. In addition, we experienced $30.7 million in net cost decreases, relative to the same period in 2011, comprised of: decreased power and natural gas costs at our U.S. smelters, $5.2 million; decreased costs for materials, supplies and maintenance, $12.0 million; other cost reductions, $11.1 million; offset by increased depreciation, $0.5 million. In addition, we recorded a charge of $2.9 million in September 2011 related to an insurance recovery that went into litigation.
Our operating costs in 2011 were negatively impacted by the costs to restart idled capacity at the Hawesville facility. The absence of those costs in 2012 had a favorable impact on gross profit and their impact is included in the amounts reported above.
Increases in LME prices at the end of the third quarter of 2012, compared to the prior period-ending price levels, resulted in an increase in the market value of our inventory relative to its cost basis, resulting in credits to cost of goods sold for the three months ended September 30, 2012 of $8.2 million. At the end of the third quarter of 2011, the opposite situation occurred. Decreases in LME prices, compared to the prior period-ending price levels, resulted in a decrease in the market value of our inventory relative to its cost basis, resulting in a charge to cost of goods sold for the three months ended September 30, 2011 of $13.5 million. This resulted in a quarter to quarter improvement in gross profit of $21.7 million.
During the nine months ended September 30, 2012, increases in the market value of our inventory relative to its cost basis, resulted in credits to cost of goods sold of $19.8 million. During the nine months ended September 30, 2011, decreases in the market value of our inventory relative to its cost basis, resulted in charges to cost of goods sold of $13.5 million. This resulted in a period to period improvement in gross profit of $33.3 million.

Other operating expenses (income) - net (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$7.4	$2.7	$4.7	174.1%
Nine months ended September 30,	$14.9	$(8.4)	$23.3	(277.4)%

Other operating expenses (income) - net is primarily related to items associated with Ravenswood. During the three months ended September 30, 2012, we increased our estimate of accrued litigation liabilities. During the nine months ended September 30, 2011, we recorded net benefits of $18.1 million resulting from the elimination of medical benefits for retirees of the Ravenswood facility.

Selling, general and administrative expenses (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$9.2	$8.0	$1.2	15.0%
Nine months ended September 30,	$24.8	$37.1	$(12.3)	(33.2)%
During the three months ended September 30, 2012, we began to incur general and administrative expenses related to the integration of the Century Vlissingen anode facility into our business. During 2012, our expenditures related to the Helguvik power arbitration were lower than in 2011. In addition, as part of the Helguvik arbitration decision, we were reimbursed for a portion of those expenditures in the second quarter of 2012. During the nine months ended September 30, 2011, we recorded selling, general and administrative charges of $7.7 million related to the contractual impact of changes in our Board of Directors and executive management team; these charges did not repeat in 2012.

Net gain (loss) on forward contracts (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$(0.3)	$4.2	$(4.5)	(107.1)%
Nine months ended September 30,	$(4.0)	$(2.3)	$(1.7)	73.9%
The net gain (loss) on forward contracts for the three and nine months ended September 30, 2012 and 2011 related primarily to marking-to-market and recording settlements of option contracts that were put in place to provide partial downside price protection for our domestic facilities. As of June 30, 2012, all of these option contracts had been settled.

Other income (expense) - net (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$7.6	$(1.1)	$8.7	(790.9)%
Nine months ended September 30,	$8.1	$(1.6)	$9.7	(606.3)%
During the three months ended September 30, 2012, Grundartangi received a $7.9 million settlement payment for the costs to repair a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim.

Income tax expense (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$(1.2)	$(5.4)	$4.2	(77.8)%
Nine months ended September 30,	$(7.4)	$(12.1)	$4.7	(38.8)%
Our 2012 and 2011 income tax expense was primarily driven by our earnings in Iceland. In addition, during the first half of 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.

Equity in the earnings of joint ventures (in millions)	2012	2011	$ Difference	% Difference
Three months ended September 30,	$1.1	$0.9	$0.2	22.2%
Nine months ended September 30,	$2.1	$2.6	$(0.5)	(19.2)%
The amounts reported in both periods primarily reflect Century's equity in the earnings of its joint venture, BHH.

Liquidity and Capital Resources
Liquidity
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
Our consolidated cash and cash equivalents balance at September 30, 2012 was approximately $173 million compared to $183 million at December 31, 2011. Century's revolving credit facility matures in July 2014. As of September 30, 2012, our credit facility had no loan amounts outstanding and approximately $42 million of net availability. We have approximately $46 million of letters of credit outstanding under our credit facility. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility.
We have $249.6 million in 8.0% senior secured notes payable that will mature on May 15, 2014.
We may be required to make installment payments for the E.ON contingent obligation. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2012 and management’s estimate, we do not expect to make any payments for the E.ON contingent obligation until 2018.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through September 30, 2012, we have expended approximately $50 million under the program. At September 30, 2012, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
In September 2012, we received a $7.9 million settlement payment related to insurance claims by Grundartangi for the cost of repairs to a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. We recorded the payment on the consolidated statement of operations in other income - net.
Based on current actuarial and other assumptions, we expect to make contributions to the qualified defined benefit plans we sponsor of approximately $7.3 million during 2012. Through September 30, 2012, we have made contributions to these plans of $7.3 million. We may choose to make additional contributions to these plans from time to time at our discretion.
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

Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through September 30, 2012 was approximately $6.5 million and we expect to prepay an additional $3.1 million in 2012.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In addition, in 2012, we expect to make estimated income tax payments in Iceland of approximately $12.4 million. Through September 30, 2012, we made approximately $7.0 million of these payments.
We paid approximately $20 million in net withholding tax for intercompany dividend payments in Iceland in 2011 and paid an additional $22.6 million through the first nine months of 2012. We received approximately $28 million in withholding tax refunds in the fourth quarter of 2012 related to withholding taxes paid on intercompany dividend payments through February 2012. We paid an additional $13.1 million in withholding taxes in the third quarter of 2012 which we expect will be refunded in the fourth quarter of 2013. The withholding taxes and associated refunds are payable in Icelandic krona (“ISK”) and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
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
Capital expenditures for the nine months ended September 30, 2012 were $15.9 million, $5.5 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2012, excluding the activity on the Century Vlissingen and Helguvik projects, will be approximately $20 to $25 million.
In order to restart the first 75,000 metric tons of annual anode capacity at the Century Vlissingen project, we currently intend to make approximately $30 million in capital expenditures over the next 12 months and approximately $45 million over the next three years. We expect this capacity will be restarted in the third quarter of 2013 and will provide an anode supply to replace third-party anode supply contracts that will terminate in 2013. Before committing to this capital program, we intend to evaluate the current and prospective global economic climate. If we deem the environment unfavorable, we have the option to defer the capital program and thus the restart of the anode facility. We would, for the short term, increase our purchases from other suppliers, including BHH.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $20 million. We are continuing to negotiate with the power suppliers to the project to remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors, including financing, will determine the timing of any resumption of major construction activity at Helguvik. We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 million per month through 2012 and then reducing to approximately $1 million per quarter until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.

Historical
Our statements of cash flows for the nine months ended September 30, 2012 and 2011 are summarized below:

	Nine months ended September 30,
	2012	2011
	(dollars in thousands)
Net cash provided by operating activities	$21,085	$11,094
Net cash used in investing activities	(27,078)	(13,016)
Net cash used in financing activities	(4,033)	(85,979)
Net change in cash and cash equivalents	$(10,026)	$(87,901)
Net cash provided by operating activities in the nine months ended September 30, 2012 was $21.1 million compared to net cash provided by operating activities of $11.1 million in the first nine months of 2011. The increase in cash from operations in 2012 was primarily due to reduced withholding tax payments in Iceland, lower pension and benefit contributions, and a decrease in working capital, which were partially offset by the impact of lower LME prices.
Our net cash used in investing activities for the first nine months of 2012 was $27.1 million compared to $13.0 million in the nine months ended September 30, 2011. The increase in cash used was primarily due to the purchase of carbon anode assets for $14.2 million, offset by lower capital expenditures in 2012 and the return of restricted cash deposits in 2011 of $3.7 million.
Our net cash used in financing activities for the nine months ended September 30, 2012 was $4.0 million. The cash used was related to the repurchase of our common stock. Our net cash used in financing activities for the first nine months of 2011 was $86.0 million. This use was primarily for the redemption of our 1.75% convertible senior notes in May 2011 and the repurchase of common stock.
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
We are exposed to price risk for primary aluminum. From time to time, we may manage our exposure to fluctuations in the price of primary aluminum through financial instruments designed to protect our downside price risk exposure for our domestic production.  In addition, we manage our exposure to fluctuations in our costs by purchasing certain of our alumina and power requirements under supply contracts with prices tied to the same indices as our aluminum sales contracts (the LME price of primary aluminum). Our risk management activities do not include any trading or speculative transactions.
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	September 30, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	28,511	41,504
Other forward delivery contracts – Glencore	1,420	3,423
Other forward delivery contracts – fixed price	20	41
We had no outstanding primary aluminum forward financial sales contracts at September 30, 2012. We had no fixed price forward financial contracts to purchase aluminum at September 30, 2012.

Natural gas forward financial contracts
To mitigate the volatility of our natural gas cost due to the natural gas markets, we have entered into fixed-price forward financial contracts which settle in cash in the period corresponding to the intended usage of natural gas. These forward contracts were designated as cash flow hedges. As of September 30, 2012, we did not have a significant amount of natural gas forward financial contracts outstanding.
Foreign currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro and the Chinese yuan.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  Our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur capital expenditures for capital investments in Century Vlissingen in the Netherlands over the next three years. In addition, Century Vlissingen labor costs, maintenance costs and other local services will be denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of September 30, 2012, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges
The following estimate of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production. As of September 30, 2012, approximately 33% of our production for 2012 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.
Risk Management
Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective as of September 30, 2012.
b. Changes in Internal Controls over Financial Reporting
During the three months ended September 30, 2012, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings
In addition to the matters discussed below, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition.
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
In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California. The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses. Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees. In March 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the court dismissing their claims. The appeal remains pending before the U.S. Court of Appeals for the Ninth Circuit.
Item 1A. Risk Factors
Other than below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our December 31, 2011 Annual Report on Form 10-K. You should carefully consider the risk factor set forth below and those contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We have notified our power provider at Hawesville of our intention to terminate our power contract; if we are unable to obtain better power pricing, we may close the facility.
Our subsidiary, CAKY, issued a 12-month notice in August 2012 to terminate its power contract with Kenergy Corporation, a member cooperative of Big Rivers, for its Hawesville, Kentucky smelter. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant.  We believe that our Hawesville facility would be competitive globally but for the price it pays for electric power, which is among the highest rates for smelters in the U.S.  At current LME prices, we have determined that the smelter is not economically viable with its current power rate and that we must obtain better power pricing to maintain its viability.  We are currently in discussions with Big Rivers and Kenergy regarding the opportunity to access the wholesale power market.  We cannot be sure whether these negotiations will be successful or whether we will otherwise be able to obtain better pricing, in which case we may proceed with closing the facility.  Such a closure would impose substantial costs on us, and adversely affect our revenues and operations.

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

2012 Periods	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 – July 30	—	—	—	$10,076,076
August 1 – August 31	—	—	—	$10,076,076
September 1 – September 30	—	—	—	$10,076,076
Total for quarter ended September 30, 2012	—		—

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company				X
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	September 18, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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

Century Aluminum Company

Date:	November 9, 2012	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company				X
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	September 18, 2012
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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