Form 10-K
period 2012-12-31
CENTURY ALUMINUM CO
filed 2013-03-18
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.         Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.         Yes  ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         Yes  ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer (Do not check if a smaller reporting company)	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐  No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2012, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $377,000,000.  As of February 28, 2013, 88,554,921 shares of common stock of the registrant were issued and outstanding.
 Documents Incorporated by Reference:
 All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A for its 2013 Annual Meeting, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

PART I

Item 1.  Business
Century Aluminum Company is a Delaware corporation with our principal executive offices located at 2511 Garden Road, Building A, Suite 200, Monterey, California 93940.

Throughout this Form 10-K, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum Company," "Century Aluminum," "Century," the "Company," "we," "us," and "our" refer to Century Aluminum Company and its subsidiaries.

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

Forward-Looking Statements
This annual report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our SEC filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” “scheduled,” "forecast" or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”

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

•
Our procurement of electricity, alumina, carbon products and other materials and our assessment of pricing and other terms relating thereto including the potential benefits of the amended Santee Cooper Service Agreement and the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the recent purchase by Century Vlissingen of carbon anode production assets in the Netherlands;

•	Our ability to access the wholesale power market for Hawesville or Ravenswood;

•
Estimates of our pension and other postretirement liabilities and future payments, deferred income tax assets and property plant and equipment impairment, environmental liabilities and other contingent liabilities and contractual commitments;

•	Our agreement in principle with the Century Aluminum of West Virginia ("CAWV") retirees and any contributions to a voluntary employee benefit association relating to that agreement;

•	Changes in, or the elimination of, the retiree medical benefit plans and programs of certain of our subsidiaries and their effect on our financial position and results of operation;

•	Discussions with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principle;

•	Our anticipated tax liabilities, benefits or refunds;

•	Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former CEO, and environmental matters and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital; and

•	Our debt levels and intentions to incur or repay debt in the future, including the E.ON contingent obligation.

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

Overview
We produce primary aluminum.  Aluminum is an internationally traded commodity, and its price is effectively determined on the London Metal Exchange (the “LME”).  Our primary aluminum facilities produce standard grade and value-added primary aluminum products.  Our current primary aluminum rated production capacity is 785,000 metric tons per year (“mtpy”), of which approximately 170,000 mtpy remained curtailed as of December 31, 2012.  We produced approximately 647,000 metric tons of primary aluminum in 2012.

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

In addition to our primary aluminum assets, we own other facilities at which we produce key operating supplies for the aluminum smelting process. In 2012, Century Aluminum Vlissingen B.V. ("Century Vlissingen") purchased substantially all of the assets of the idled former Zeeland Aluminum Company ("Zalco") anode production facility located in Vlissingen, the Netherlands. Century Vlissingen is expected to restart approximately 75,000 metric tons of annual anode production capacity in late 2013, and ultimately reach an annual anode production capacity of 145,000 metric tons. We also have a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in Guangxi Zhuang, China.  The BHH facility has an annual anode production capacity of up to 180,000 mtpy and an annual graphitization capacity of up to 20,000 mtpy and supplies a portion of the anodes used in our Grundartangi facility.

We have continued investing in the Helguvik project.  During 2012, project activity and spending remained at modest levels.  We plan to restart major construction activity if we are able to successfully resolve ongoing discussions with the contracted power suppliers for the project.  See “Electrical Power Supply Agreements.”

Strategic Objectives

Our strategic objectives are to: (a) optimize our existing assets by managing costs and improving safety, productivity and efficiency; (b) expand our primary aluminum business by constructing, investing in or acquiring additional capacity that offers favorable returns; and (c) pursue upstream opportunities in bauxite mining, alumina refining and the production of other key operating supplies.

Primary Aluminum Facilities:

Facility	Location	Operational	Rated Capacity (mtpy) (4)	Ownership Percentage
Grundartangi (1)	Grundartangi, Iceland	1998	260,000	100%
Hawesville	Hawesville, Kentucky, USA	1970	244,000	100%
Ravenswood (2)	Ravenswood, West Virginia, USA	1957	170,000	100%
Mt. Holly (3)	Mt. Holly, South Carolina, USA	1980	224,000	49.7%

(1)	In 2012, Grundartangi started a four year $65 million expansion project that is expected to increase production capacity by approximately 40,000 mtpy.

(2)
In February 2009, we curtailed all operations at the Ravenswood facility.  We may in the future restart the curtailed operations upon the realization of several objectives, including an acceptable arrangement for electric power and a new labor agreement.

(3)	Alcoa holds the remaining 50.3% ownership interest and is the operator. Century’s share of Mt. Holly’s rated capacity is approximately 111,000 mtpy.

(4)
The rated capacity refers to the rated capacity of the technology used in the construction of the facility.  The actual production capacity of a facility may significantly exceed the rated capacity through production efficiencies, increased amperage and other similar measures.

Carbon Anode Facilities:

Facility	Location	Type	Capacity	Ownership Percentage
Century Vlissingen (1)	Vlissingen, the Netherlands	Carbon anodes	Currently idled	100%
Baise Haohai Carbon Co., Ltd (2)	Guangxi Zhuang, China	Carbon anode, cathode and graphitized products	180,000 mtpy anode; 20,000 mtpy cathode/graphitized products	40%

(1)
Century Vlissingen is currently idled. We expect to restart production in late 2013. Upon restart, the initial production capacity is expected to be 75,000 metric tons of annual anode production with plans to increase to 145,000 metric tons by late 2015 upon completion of further capital projects.

(2)	Guangxi Qiangqiang Carbon Co., Ltd. holds the remaining 60% ownership interest and is the operator of this facility.

The following table shows our primary aluminum shipment volumes since 2007.

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

Our Hawesville plant is located adjacent to its largest customer.  This location allows Hawesville to deliver a portion of its production in molten form, at a cost savings to both parties, providing a competitive advantage over other potential suppliers. We believe that Hawesville also has a competitive advantage in that it currently is the largest producer of high purity aluminum in North America. For additional information, see Item 1A, "Risk Factors - We may be unable to continue to compete successfully in the highly competitive markets in which we operate.”

Customer Base

In 2012, we derived approximately 85% of our consolidated sales from our three major customers: Glencore International (together with its subsidiaries, “Glencore”), Southwire Company (“Southwire”), and BHP Billiton.  Additional information about the revenues and percentage of sales to these major customers is available in Note 20 Business Segments of the consolidated financial statements included herein.  We currently have long-term primary aluminum sales or tolling contracts with each of these customers.  More information about these contracts is available under “Forward Physical Delivery Agreements” in Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein.

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

Electrical power, alumina, carbon anodes and labor are the principal components of cost of goods sold.  These components together represented over 80% of our 2012 cost of goods sold.  We have long-term contracts to attempt to ensure the future availability of many of our cost components.  For a description of certain risks attendant to our raw material supplies and labor, see Item 1A, “Risk Factors.”

Supply Contracts

Alumina Supply Agreements

A summary of our alumina supply agreements is provided below.  Grundartangi receives a portion of its alumina under alumina supply agreements, but this facility primarily tolls alumina provided by BHP Billiton and Glencore into primary aluminum. See Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein for more information on the tolling agreements.

In 2012, approximately 15,000 metric tons of primary aluminum were produced at Grundartangi outside of such toll agreements.

Facility	Supplier	Term	Pricing
Mt. Holly	Trafigura AG	Through December 31, 2013	Variable, LME-based
Hawesville	Glencore	Through December 31, 2014	Variable, LME-based
Grundartangi	Glencore	Through December 31, 2013	Variable, LME-based

Electrical Power Supply Agreements

We use significant amounts of electricity in the aluminum production process.  A summary of our long-term power supply agreements is provided below.

Facility	Supplier	Term	Pricing
Ravenswood (1)	Appalachian Power Company	Evergreen	Based on published tariff
Mt. Holly (2)	South Carolina Public Service Authority	Through December 31, 2015	Fixed price, with fuel cost adjustment clause
Hawesville (3) (4)	Kenergy	Through December 31, 2023	Cost-based
Grundartangi (5)	Landsvirkjun	Through 2019 - 2036	Variable rate based on the LME price for primary aluminum
Orkuveita Reykjavíkur (“OR”)
HS Orka hf (“HS”)
Helguvik (5)(6)	OR	Approximately 25 years from the dates of each phase of power delivery under the respective power agreements	Variable rate based on the LME price for primary aluminum
HS

(1)
All operations at the Ravenswood facility are presently curtailed.  Appalachian Power Company ("APCo") supplies all of Ravenswood’s power requirements.  Effective January 2013, Century Aluminum of West Virginia, Inc. entered into a contract with APCo to provide electrical power at prices based on the applicable tariff rates.  The contract has an initial term of 12 months, and will continue thereafter until terminated upon 12 months notice given by either party.

(2)
Effective June 1, 2012, Mt. Holly and South Carolina Public Service Authority (“Santee Cooper”) amended the terms of Mt. Holly's power agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015.

(3)
Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”) entered into an arrangement (the “Big Rivers Agreement”) to provide power for Hawesville’s full production capacity requirements (approximately 482 megawatts (“MW”)) with pricing based on the provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the Big Rivers Agreement, any power not consumed by Hawesville will be made available for sale and we will receive credits for actual power sales up to our cost for that power.

(4)
In August 2012, CAKY issued a 12-month notice to terminate its power contract with Kenergy, a member cooperative of Big Rivers Electric Corporation ("Big Rivers"), for Hawesville. During the 12-month notice period, we will be required to pay a demand charge for power, but we are not obligated to continue operating the plant. We believe that the contract price Hawesville pays for electric power under the Big Rivers Agreement is among the highest rates for smelters in the U.S. CAKY is engaged in discussions with Big Rivers, Kenergy and other stakeholders to access the wholesale market for power.

(5)
The first stage of power under the Helguvik power supply agreement with OR (approximately 47.5 MW) became available in the fourth quarter of 2011.  This power is currently being used at Grundartangi.  In 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun in connection with the contract, which will reduce the price paid for power at the time of consumption.

(6)
HS and OR have alleged that certain conditions for the delivery of power under the Helguvik power supply agreements have not yet been satisfied.  We are in discussions with HS and OR with respect to the satisfaction of these conditions.  See “—Primary Aluminum Facilities — Helguvik project — Power Supply Agreements” and Item 1A, “Risk Factors — If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.”

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

Facility	Organization	Term
Hawesville	USWA	Through March 31, 2015
Ravenswood	USWA	Expired August 31, 2010
Grundartangi	Icelandic labor unions	Through December 31, 2014

Pricing

Our operating results are highly sensitive to changes in the price of primary aluminum and the value of regional premiums, as well as the cost of electrical power, raw materials and supplies used in production.  As a result, from time to time, we assess the appropriateness of mitigating the effects of fluctuations in these items through the use of various fixed-price commitments and financial instruments.  We purchase alumina for all of our facilities and electrical power at Grundartangi at prices indexed to the price of primary aluminum; this mechanism provides a “natural hedge” in the pricing of some of our largest production costs.  In addition, in recent years, we have purchased primary aluminum put option contracts to protect our downside price risk exposure for a significant portion of our domestic production. We hold no such option contracts today.

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

Primary Aluminum Facilities

Grundartangi

The Grundartangi facility, located in Grundartangi, Iceland, is owned and operated by our subsidiary, Nordural Grundartangi ehf.  Grundartangi is our most modern and lowest cost facility.  Operations began in 1998 and production capacity has expanded to its current annual rated production capacity of 260,000 mtpy.  In 2012, Grundartangi produced approximately 284,000 metric tons of primary aluminum, nine percent above its rated production capacity.

Grundartangi operates under various long-term agreements with the Government of Iceland, local municipalities, and Faxafloahafnir sf (which operates the harbor at Grundartangi and is jointly owned by several municipalities).  These agreements include: (a) an investment agreement that establishes Grundartangi's tax status and the Government's obligations to grant certain permits; (b) a reduction plant site agreement by which Grundartangi leases the property; and (c) a harbor agreement by which Grundartangi is granted access to the port at Grundartangi through 2020, subject to renewal at its option.

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

Direct Sales. In 2012, Grundartangi produced approximately 15,000 metric tons of primary aluminum outside of the tolling agreements, using alumina purchased under an alumina supply agreement with Glencore.

Power. Grundartangi purchases power from Landsvirkjun, HS and OR under various long-term contracts due to expire between 2019 and 2036. The power delivered to Grundartangi is priced at rates based on the LME price for primary aluminum and is produced from hydroelectric and geothermal sources. In 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. Under the supplemental power contract, Nordural Grundartangi may request supplemental power from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun in connection with the contract, which will reduce the price paid for power at the time of consumption.

Employees.  Our employees at Grundartangi are represented by five labor unions that operate under a labor contract through December 31, 2014.  See “Supply Contracts - Labor Agreements” above.

Hawesville

Hawesville is owned and operated by CAKY.  Hawesville is located adjacent to the Ohio River near Hawesville, Kentucky and began operations in 1970.  Hawesville has five reduction potlines with an annual rated production capacity of 244,000 metric tons.

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

Metal Sales Agreement.  Hawesville has an aluminum sales contract with Southwire (the “Southwire Metal Agreement”).  The Southwire Metal Agreement extends through December 2013.  The price for molten aluminum delivered to Southwire is variable and is determined by reference to the U.S. Midwest Market Price. Under the contract, Hawesville supplies between 220 and 240 million pounds (approximately 100,000 to 109,000 metric tons) of high-conductivity molten aluminum annually to Southwire’s adjacent wire and cable manufacturing facility.  In addition, we have contracted with Glencore to sell to Glencore all primary aluminum we produce in the U.S., less existing agreements and high purity sales, through December 2013 (the “Glencore Sweep Agreement”).  The Glencore Sweep Agreement provides for variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Southwire Metal Agreement and Glencore Sweep Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein.

Alumina.  Hawesville receives its alumina supply from Glencore under our long-term alumina purchase agreement.

Power.  Kenergy, a member cooperative of Big Rivers, provides Hawesville’s electrical power under the Big Rivers Agreement.  The Big Rivers Agreement provides for long-term cost-based power through December 31, 2023.

In August 2012, CAKY issued a 12-month notice to terminate its power contract with Kenergy for Hawesville. During the 12-month notice period, we will be required to pay a demand charge for power, but we are not obligated to continue operating the plant. We believe that the contract price Hawesville pays for electric power under the Big Rivers Agreement is among the highest rates for smelters in the U.S. CAKY is engaged in discussions with Big Rivers, Kenergy and other stakeholders to access the wholesale market for power. See Item 1A Risk Factors, "If we are unable to negotiate for an alternative source of power, we may close the facility." See "Supply Contracts - Electrical Power Supply Agreements" above for additional information.

CAKY has a contingent obligation to repay E.ON related to the unwind of a previous power agreement, subject to certain conditions.  See Note 6 Debt in the consolidated financial statements included herein for additional information about the contingent obligation.

Employees.  The bargaining unit employees at Hawesville are represented by the USWA.  The collective bargaining agreement, which covers all of the represented hourly employees at Hawesville, expires in March 2015.

Mt. Holly

Mt. Holly, located in Mt. Holly, South Carolina, was built in 1980 and is the most recently constructed aluminum reduction facility in the United States.  The facility consists of two potlines with a total rated production capacity of 224,000 mtpy and casting equipment used to cast molten aluminum into standard-grade ingot, extrusion billet and other value-added primary aluminum products. Value-added primary aluminum products are sold at a premium to standard-grade primary aluminum.  Our 49.7% interest represents approximately 111,000 mtpy of the facility’s annual rated production capacity.

Our interest in Mt. Holly is held through our subsidiary, Berkeley Aluminum (“Berkeley”). Under the Mt. Holly ownership structure, we hold an undivided 49.7% interest in the property, plant and equipment comprising the aluminum reduction operations at Mt. Holly and an equivalent share in the general partnership responsible for the operation and maintenance of the facility.  Alcoa owns the remaining 50.3% interest in Mt. Holly and an equivalent share of the operating partnership.  Under the terms of the operating partnership, Alcoa is responsible for operating and maintaining the facility.  Each owner supplies its own alumina for conversion to primary aluminum and is responsible for its proportionate share of operational and maintenance costs.

Metal Sales Agreements.  We have a contract to sell to Glencore 20,400 mtpy of primary aluminum through December 31, 2013, produced at Mt. Holly or Hawesville at a price determined by reference to the U.S. Midwest Market Price, subject to an agreed cap and floor as applied to the U.S. Midwest Premium (the “Glencore Metal Agreement”).  Under the Glencore Sweep Agreement, any additional primary aluminum produced in the U.S. (including Mt. Holly), less existing agreements and value added sales, will be sold to Glencore at variable pricing determined by reference to the U.S. Midwest Market Price.  More information on the Glencore Metal Agreement and Glencore Sweep Agreement is available under “Primary Aluminum Sales Contracts” in Note 16 Forward delivery contracts and financial instruments of the consolidated financial statements included herein.

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
Effective June 1, 2012, Mt. Holly and Santee Cooper amended the terms of Mt. Holly's power agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its Supplemental Power requirements from the off-system facility through December 31, 2015. See "Supply Contracts - Electrical Power Supply Agreements" above for additional information.

Employees.  The employees at Mt. Holly are employed by Alcoa and are not unionized.

Ravenswood

The Ravenswood facility is owned and operated by our subsidiary, Century Aluminum of West Virginia.  Built in 1957, Ravenswood has four potlines with a production capacity of 170,000 metric tons.  The facility is located adjacent to the Ohio River near Ravenswood, West Virginia.

In February 2009, we conducted an orderly curtailment of the plant operations at Ravenswood.  We may restart the curtailed operations upon the realization of several objectives, including a new power agreement that would provide for flexibility in Ravenswood’s cost structure under adverse industry conditions as well as a new labor agreement.

Legislation has been passed in West Virginia that gives us the ability to enter into discussions with the public service commission and other applicable entities in regard to an enabling power contract for the curtailed plant.  We have engaged in discussions with the utility and other stakeholders.  Until those discussions have progressed further it is not possible to predict when or if a restart of the plant might occur.

Power.  APCo supplies all of Ravenswood’s power requirements under an agreement at prices set forth in published tariffs.  See "Supply Contracts - Electrical Power Supply Agreements" above for additional information.

Employees.  The bargaining unit employees at Ravenswood represented by the USWA were under a labor agreement that expired in August 2010.

Amendments to retiree medical benefits.  As of January 1, 2013, CAWV no longer provides retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to October 1, 2012.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.

Helguvik project

The Helguvik project site is located approximately 30 miles from the city of Reykjavik, Iceland and is owned and would be operated through our Nordural Helguvik subsidiary.

We commenced construction of the Helguvik project in June 2008.  We significantly reduced construction activity and spending on the project in late 2008 in response to the global financial crisis and deterioration of Icelandic economic and political conditions.  Construction activity and spending on the project remains significantly curtailed pending confirmation from the contracted power suppliers that they will be able to deliver the required power per an agreed schedule.  See “Long-term Supply Contracts – Electrical Power Supply Agreements.”   We are working to complete the activities required for a full restart of construction activity at Helguvik as soon as we have resolution of the power supply issues.  Capitalized costs for the project through December 31, 2012 were approximately $146 million, with approximately $7 million incurred during 2012.  See Item 1A, “Risk Factors – Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time” and “If we are unable to procure a reliable source of power, the Helguvik project may not be feasible.”

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

Transmission Agreement. Nordural Helguvik has entered into a transmission agreement with Landsnet hf (“Landsnet”) to provide an electrical power transmission system to the Helguvik project.  Landsnet is the company responsible for operating and managing Iceland’s transmission system.  As a result of delays in construction of the Helguvik project, the parties are currently in discussions with respect to the timeline for construction of the transmission system.

Operating License. In September 2008, the Environmental Agency of Iceland issued an Operating License for the Helguvik smelter project.  The license authorizes production of up 250,000 mtpy.

Other agreements.  We have also entered into a site and harbor agreement, as well as technology and equipment supply agreements with respect to the Helguvik project.

Carbon Products Facilities

Century Vlissingen

In June 2012, our wholly owned subsidiary, Century Vlissingen purchased substantially all of the assets of the former Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12.5 million. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. Century Vlissingen did not assume, and is indemnified against, historical liabilities of the facility.

The anode production facility, which was curtailed by Zalco in December 2011, will require significant capital investment to comply with environmental regulations and optimize anode production for our customers, including our smelter in Grundartangi, Iceland ("Grundartangi") and the planned Helguvik smelter.

Century Vlissingen is expected to restart approximately 75,000 metric tons of annual anode production capacity in late 2013, and ultimately reach an annual anode production capacity of 145,000 metric tons upon completion of the restart of two anode baking furnaces and various capital projects.

Baise Haohai Carbon Company, Ltd.

We have a joint venture agreement with a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  The BHH facility has an anode production capacity of 180,000 mtpy and a cathode baking and graphitization capacity of 20,000 mtpy.  Construction of the facility was completed in 2008.

Our investment in the joint venture is accounted for using the equity method of accounting with results of operations reported on a one-quarter lag.

Anode agreement.  BHH provides anodes to Grundartangi under a long-term agreement through 2014, renewable through December 31, 2017.

Environmental Matters

We are subject to various environmental laws and regulations both in the U.S. and in other countries.  We have spent, and expect to spend, significant amounts for compliance with those laws and regulations.  In addition, some of our past manufacturing activities have resulted in environmental consequences that require remedial measures.  Under certain environmental laws, which may impose liability regardless of fault, we may be liable for the costs of remediation of contaminated property, including our current and formerly owned or operated properties or adjacent areas, or for the amelioration of damage to natural resources. We believe, based on currently available information, that our current environmental liabilities are not likely to have a material adverse effect on Century.  However, we cannot predict the requirements of future environmental laws and future requirements at current or formerly owned or operated properties or adjacent areas or the outcome of certain existing litigation to which we are a party.  Such future requirements or events may result in unanticipated costs or liabilities that may have a material adverse effect on our financial condition, results of operations or liquidity.  More information concerning our environmental contingencies can be found in Item 3, "Legal Proceedings" and in Note 15 Commitments and contingencies to the consolidated financial statements included herein.

Intellectual Property

We own or have rights to use a number of patents or patent applications relating to various aspects of our operations. We do not consider our business to be materially dependent on any of these patents or patent applications.

Employees

As of December 31, 2012, we employed approximately 1,300 employees.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), effective August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires issuers that file periodic reports with the SEC to disclose in their annual and quarterly reports whether, during the reporting period, they or any of their “affiliates” (as defined in Rule 12b-2 under the Exchange Act) have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with applicable laws. Issuers must also file a notice with the SEC if any disclosable activities under ITRA have been included in an annual or quarterly report.
Because the SEC defines the term “affiliate” broadly, our largest stockholder may be considered an affiliate of the Company despite the fact that the Company has no control over its actions or the actions of its affiliates. As such, pursuant to Section 13(r)(1)(D)(iii) of the Exchange Act, the Company hereby discloses the following information provided by our largest stockholder regarding transactions or dealings with entities controlled by the Government of Iran (“GOI”):

During 2012, non-U.S. affiliates of the largest stockholder of the Company (“Stockholder Affiliates”) entered into sales contracts for wheat and coal as well as sale and purchase contracts for metal oxides and metals with Iranian entities, which are either fully or majority owned by the GOI. The GOI is in the process of privatizing some of these entities. All transactions were conducted in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to these transactions did not exceed the value of $659 million for the twelve months ended December 31, 2012. This figure includes the gross revenue of goods sold in 2012 but purchased in previous years. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the transactions with the GOI would not exceed a small fraction of the gross revenue from such transactions. It is not possible to determine accurately the precise net profit attributable to these transactions.

The non-U.S. Stockholder Affiliates believe that these transactions disclosed above do not constitute violations of applicable sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, and are not the subject of any enforcement actions under Iran sanction laws.

In accordance with applicable U.S. and foreign sanctions laws, the non-U.S. Stockholder Affiliates expect to continue to engage in similar activities in the future.
Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the twelve months ended December 31, 2012 that requires disclosure in this report under Section 13(r) of the Exchange Act.

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

Our operating results depend on the market for primary aluminum, which is a highly cyclical commodity with prices that are affected by global demand and supply, political and economic conditions and other related factors.  For example, aluminum warehouse inventory levels are at historically high levels, which may cause primary aluminum prices to fall as such inventory enters the market.  Historically, aluminum prices have been volatile, and we expect such volatility to continue. Cash aluminum price, as quoted on the LME, averaged approximately $2,020 per metric ton in 2012; this level is below the average price of approximately $2,290 per metric ton for the previous five years.

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

Disruptions to, or changes in the terms of our raw material and electricity supply arrangements could increase our production costs.

Our business depends upon the adequate supply of alumina, electricity, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes and other materials at competitive prices.  Disruptions to the supply of these production inputs could occur for a variety of reasons, including disruptions of production at a particular supplier’s facility or power plant.  For some of these production inputs, such as power and anode supply, we rely on a single or limited number of suppliers. Many of our supply agreements expire in the next few years. We can provide no assurance that we will be able to renew such agreements at commercially favorable terms, if at all. We have notified the power supplier to our Hawesville facility of our intention to terminate the power contract for the facility, and are currently in disputes or negotiations with certain of the power providers to our Icelandic facilities.

Any disruption may require us to purchase these products on the spot market on less favorable terms than under our current agreements due to the limited number of suppliers of these products or other market conditions.  In some instances, we may be unable to secure alternative supply of these resources. In addition, we may not be able to obtain alumina in the future at prices that are based on the LME.  Because we sell our products based on the LME price for primary aluminum, we would not be able to pass on any increased costs of raw material that are not linked to the LME price to our customers.  A disruption in our materials or electricity supply may adversely affect our operating results if we are unable to secure alternate supplies of materials or electrical power at comparable prices.

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

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs.  An increase in these costs would increase the price these facilities pay for electricity.  Costs under the Hawesville electricity contract have substantially increased in recent years with rising fuel prices and other factors.  As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be adversely affected by the price for electric power even if we curtail unprofitable production capacity.  Significant increases in electricity costs at any of our operations may have a material adverse effect on our business, financial condition, results of operations and liquidity. While natural gas based power facilities may provide lower priced alternatives to coal based power facilities, we may be unable to take advantage of such lower costs due to our existing power contracts.

Losses caused by disruptions in our supply of power would adversely affect our operations.

We use large amounts of electricity to produce primary aluminum.  Any loss of power which reduces the amperage to our equipment or causes an equipment shutdown would result in a reduction in the volume of molten aluminum produced, and prolonged losses of power may result in the hardening or “freezing” of molten aluminum in the pots where it is produced, which could require an expensive and time consuming restart process.  Interruptions in the supply of electrical power to our facilities can be caused by a number of circumstances, including unusually high demand, blackouts, equipment or transformer failure, human error, malicious acts, natural disasters or other catastrophic events.  See “Unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business” below. At several of our facilities, an alternative supply of power in the event of a disruption may not be feasible.  If such a condition were to occur, we may lose production for a prolonged period of time and incur significant losses.

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

We have notified our power provider at Hawesville of our intention to terminate its power contract; if we are unable to successfully negotiate better power pricing, we might close the facility.

Our subsidiary, Century Aluminum of Kentucky, has issued a 12-month notice to terminate its power contract with Kenergy for the Hawesville smelter effective 2013. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. We believe that our Hawesville facility would be competitive globally but for the price it pays for electric power, which is among the highest such rates for smelters in the U.S. Under current economic conditions, we have determined that the smelter is not economically viable with this power rate and that we must obtain better power pricing to maintain its viability. Upon termination of our power contract, Century will be required to make alternative power arrangements to pay spot prices for power at the plant, which are subject to variability. In addition, Kenergy or other third parties may seek to challenge our ability to operate the plant under alternative power arrangements. If circumstances change, we may try to enter into a hedging arrangement with respect to power prices at the plant, which could be expensive and may require collateral. We cannot assure you that we will be able to obtain better pricing, in which case we may proceed with closing the facility. Such a closure would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, uncertainty regarding the future operation of the smelter may damage our relationship with our customers, suppliers, employees and other stakeholders, whether or not the smelter is ultimately curtailed for instance, due to the gradual nature of any curtailment, we may need to take actions to terminate customer and supply contracts, curtail individual potlines, or issue WARN notices to employees well in advance of the termination of the power contract. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

In addition, we may be exposed to fluctuations in currency exchange rates. As a result, an increase in the value of foreign currencies relative to the U.S. dollar could increase our operating expenses which are denominated and payable in those currencies. As we continue to explore other opportunities outside the U.S., including the expansion program at Grundartangi and the Helguvik project and the restart of the Vlissingen carbon production assets, our currency risk with respect to the Icelandic krona, the euro and other foreign currencies will significantly increase.

If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted.

Iceland is important to our business.  Disruptions in Iceland’s economic, financial and political systems have decreased the stability of Iceland’s economy and financial markets and made cash management activities in Iceland more challenging.  For example, the Icelandic government and the Central Bank of Iceland are restricting the transfer of funds into and outside of Iceland.  While we are currently exempt from these foreign currency rules, we cannot control further actions by the Central Bank of Iceland which might restrict our ability to transfer funds through the Icelandic banking system and outside of Iceland. While we currently maintain essentially all of our Icelandic operating funds in accounts outside of Iceland, and are receiving substantially all of our customer payments in such accounts, a portion of our funds remain in the Icelandic banks to meet local working capital requirements. In addition, as payables become due in Iceland, we must transfer funds through the Icelandic banking system. If economic, financial or political conditions in Iceland deteriorate, or if counterparties and lenders become unwilling to engage in normal banking relations with and within Iceland, our ability to operate our Grundartangi smelter, including paying vendors, processing payroll and receiving payments, as well as our ability to complete the Helguvik project, could be adversely impacted, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Curtailment of unprofitable aluminum production at our U.S. facilities could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Curtailing unprofitable production to reduce our operating costs requires us to incur substantial expense, both at the time of the curtailment and on an ongoing basis. Our facilities are subject to contractual and other fixed costs that continue even if we curtail operations at these facilities. These costs reduce the cost saving advantages of curtailing unprofitable aluminum production. Our subsidiary, CAKY, has issued a 12-month notice to terminate its power contract for the Hawesville smelter and may curtail operations if it is unable to negotiate satisfactory power pricing. See "We have notified our power provider at Hawesville of our intention to terminate its power contract; if we are unable to successfully negotiate better power pricing, we might close the facility" above.

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

We require substantial resources to pay our operating expenses and fund our capital expenditures, including construction at our Helguvik smelter site and the expansion programs at our Grundartangi smelter and Vlissingen anode production facility.  In addition, if we were to resume operations at our Ravenswood smelter, we would incur substantial capital expenditures, working capital funding and operating expenses.  If we are unable to generate funds from our operations to pay our operating expenses and fund our capital expenditures and other obligations, our ability to continue to meet these cash requirements in the future could require substantial liquidity and access to sources of funds, including from capital and credit markets.  Changes in U.S. and global economic conditions, including material cost increases and decreases in economic activity, and the success of plans to manage costs, inventory and other important elements of our business, may significantly impact our ability to generate funds from operations.  If, among other factors, primary aluminum prices were to decline, our costs are higher than contemplated, we suffer unexpected production outages, or Icelandic laws change and either increase our tax obligations or limit our access to cash flow from our Icelandic operations, we would need to identify additional sources of liquidity.

If funding is not available when needed, or is available only on unacceptable terms, we may be unable to respond to competitive pressures, take advantage of market opportunities or fund operations, capital expenditure or other obligations, any of which could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time.

Nordural Helguvik ehf, our indirect, wholly owned subsidiary, has significantly curtailed construction activity and spending at our Helguvik project in response to the recent global economic conditions, Icelandic economic and political conditions and ongoing negotiations with the power companies contracted to provide power to the Helguvik project.  See “If we are unable to procure a reliable source of power, the Helguvik project may not be feasible,” and “If economic, financial and political conditions in Iceland were to deteriorate, our financial position and results of operations could be adversely impacted.”  Nordural Helguvik cannot be certain when or if it will restart major construction and engineering activities or ultimately complete the Helguvik project or, if completed, that the Helguvik smelter would operate in a profitable manner.  We will not realize any return on our significant investment in the Helguvik project until we are able to commence Helguvik operations in a profitable manner.  If we fail to achieve operations at Helguvik, we may have to recognize a loss on our investment, which would have a material adverse impact on our earnings.

Many of the contractual arrangements related to the Helguvik project have time periods for performance.  The delay in restarting major construction and completing the Helguvik project has caused Nordural Helguvik to renegotiate and extend, or undertake to renegotiate and extend, existing contractual commitments, including with respect to power, transmission, technology, equipment and construction.  There can be no assurance that the contractual arrangements and conditions, including extensions,  necessary to proceed with construction of the Helguvik project will be obtained or satisfied on a timely basis or at all.  In addition, such approvals or extensions may be subject to conditions that are unfavorable or make the project impracticable or less attractive from a financial standpoint.  We may also become liable to some of our suppliers for damages relating to delays in the project. For instance, the first stage of power under one of the Helguvik power purchase agreements (approximately 47.5 MW) became available in the fourth quarter of 2011 and we are obligated to take or pay for at least 85% of such power. This power is currently being utilized at Grundartangi, but the power providers to Grundartangi have disputed our ability to do so in an arbitration proceeding. If we are unable to utilize such power at Grundartangi, we may be subject to significant damages as a result.

Even if we receive the necessary approvals and extensions on terms that we determine are acceptable, the construction of this project is a complex undertaking. There can be no assurance that we will be able to complete the project within our projected budget and schedule.  To successfully execute this project, in addition to procuring a reliable source of power, we will need to arrange additional financing and either enter into tolling arrangements or secure a supply of alumina as well as other materials.  Furthermore, unforeseen technical difficulties could increase the cost of the project, delay the project or render the project infeasible.

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

The Helguvik project will require generation and transmission of a substantial amount of electricity to power the smelter.  Nordural Helguvik has entered into agreements with two providers of geothermal power, HS and OR.  Each of HS and OR has alleged that certain conditions to the delivery of power under the power agreements have not yet been satisfied.  If we are unable to reach agreement with each of HS and OR, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or are unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.  Any failure to complete the Helguvik project, or any further delays in completing the project could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

In 2012, we derived approximately 85% of our consolidated sales from our three major customers: Southwire, Glencore and BHP Billiton.  We currently have long-term primary aluminum sales or tolling contracts with each of these customers. However, a significant downturn or further deterioration in the business or financial condition of one of these major customers could affect our results of operations. In addition, a loss of any of these customers or failure to renew one of these major contracts could have a material adverse effect on our financial condition, results of operations and liquidity.

Our ability to access the credit and capital markets on acceptable terms may be limited due to our credit ratings, our financial condition or the deterioration of these markets.

Our credit rating was, and continues to be, adversely affected by unfavorable market and financial conditions, curtailment of our Ravenswood smelter and the substantial levels of our existing indebtedness.  Our availability under our revolving credit facility is dependent on our domestic accounts receivable and inventory which secure the facility.  Curtailment of production capacity at Ravenswood has reduced the amount of domestic accounts receivable and inventory available to secure this facility and further curtailments of domestic production capacity could further reduce availability under our revolving credit facility.  Our existing credit ratings, or any future negative actions the credit agencies may take, could negatively affect our ability to access the credit and capital markets in the future and could lead to worsened trade terms, increasing our liquidity needs.  In addition, approximately $252 million of our existing debt under our 8.0% Notes and 7.5% Notes will become due in 2014. An inability to access capital and credit markets when needed in order to refinance our existing debt, raise new debt or equity or otherwise could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

As of December 31, 2012, we had an aggregate of approximately $261 million principal amount of outstanding debt, $252 million of which will become due in 2014.  We may incur additional debt in the future.

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

We have various obligations to make payments in cash, including contractual commitments, pension funding, and certain contingent obligations, that will reduce the amount of cash available to make interest payments required on our outstanding debt and for other uses.  Our industrial revenue bonds (“IRBs”) and any future borrowings on our credit facility are at variable interest rates, and future borrowings required to fund working capital at our businesses, construction of the Helguvik project, acquisitions, or other strategic opportunities may be at variable rates.  An increase in interest rates would increase our debt service obligations under these instruments, further limiting cash flow available for other uses.  In addition to our debt, we have liabilities and other obligations which could reduce cash available for other purposes and could limit our operational flexibility.

Our ability to pay interest on and to repay or refinance our debt and to satisfy other commitments will depend upon our access to additional sources of liquidity and future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory, business and other factors, including market prices for primary aluminum, that are beyond our control.  Accordingly, there can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to pay debt service obligations, refinance our existing debt or to fund our other liquidity needs.  If we are unable to meet our debt service obligations or fund our other liquidity needs, we could attempt to restructure or refinance our debt or seek additional equity or debt capital.  There can be no assurance that we would be able to accomplish those actions on satisfactory terms, or at all, and if we are unable to ultimately meet our debt service obligations and fund our other liquidity needs, it may have a material adverse effect on our business, financial condition, results of operations and liquidity.

Despite our substantial level of debt, we may incur more debt, which could exacerbate any or all of the risks described above.

We may incur substantial additional debt in the future. Although the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Senior Secured Notes due 2014 (the “8.0% Notes”) limits our ability and the ability of certain of our subsidiaries to incur additional debt, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial.  For example, as of December 31, 2012, approximately $50 million was available to us for borrowing under our revolving credit facility.  In addition, the loan and security agreement governing our revolving credit facility and the indenture governing the 8.0% Notes do not prevent us from incurring certain obligations that do not constitute debt as defined in these agreements.  To the extent that we incur additional debt or such other obligations, the risks associated with our substantial debt described above, including our possible inability to service our debt or other obligations, would increase.

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

We maintain two qualified defined benefit plans, and contribute to a third, on behalf of our employees.  As a result of poor investment returns and historically low discount rates which result in higher pension liabilities, the benefit plans we maintain were underfunded as of December 31, 2012.  If capital markets experience further significant losses, pension fund balances would likely fall and additional cash contributions to the pension funds will be required.  Additionally, in June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed that a “cessation of operations” under the Employee Retirement Income Security Act of 1974 (“ERISA”) had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility and requested that we engage in discussions with the PBGC relating thereto.  While we do not believe a “cessation of operations” under ERISA has occurred, if such a determination is ultimately made by the PBGC, it may be necessary for CAWV to accelerate the timing of additional contributions to certain of its defined pension plans or post other collateral with the PBGC or negotiate an alternative agreement.

We may be required to write down the book value of certain assets.

We are required to perform various analyses related to the carrying value of various assets whenever events or circumstances indicate that their net carrying amount may not be recoverable. Given the recent lack of profitability of certain of our production facilities and recent global economic conditions, which in part drive assumptions for the future in such analyses, we could have significant adjustments in the carrying value for certain assets.  For instance, if we do not eventually resume operations at Ravenswood, we may be required to recognize a loss related to all or a portion of the assets of this facility. In the future, we will continue to evaluate our assets for impairments and valuation allowance, which could be significant.  Any such adjustments would be in the form of a non-cash charge which would reduce our earnings and reduce our balance of retained earnings. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Climate change, climate change legislation or regulations and greenhouse effects may adversely impact our operations.

Climate change and greenhouse gas emissions are the subject of significant attention in the countries in which we operate and a number of governments or governmental bodies in these countries have introduced or are contemplating legislative and regulatory change in response to the potential impacts of climate change.  For example, as a member of the European Economic Area and a signatory to the Kyoto Protocol, Iceland has implemented legislation to abide by the Kyoto Protocol and prepare to abide by Directive 2003/87/EC of the European Parliament which establishes a “cap and trade” scheme for greenhouse gas emission allowance trading.  Because Iceland was granted emissions allowances under the Kyoto Protocol through 2012, Iceland has implemented Directive 2003/87/EC, and is complying with the Directive by participating in the EU Emission Trade Scheme (the "ETS") from January 1, 2013.  Although we will receive approximately 90 % of needed carbon dioxide allowances for the Grundartangi smelter free of charge, the economic impact of implementing this system is not fully known as cost of allowances could rise and we cannot be certain that Helguvik will be granted free allowances if the project is completed.

In addition, we are aware of proposed U.S. legislation that if enacted, among other things, would implement a “cap and trade” system of allowances and credits in the United States or otherwise impose significant costs on us and our suppliers and customers.

Implementation of these potential regulatory changes or others is uncertain and may be either voluntary or legislated and may impact our operations directly or indirectly through customers or our supply chain.  As a result of the foregoing, we may incur increased capital expenditures resulting from required compliance with such regulatory changes, increased energy costs, costs associated with a “cap and trade” system, increased insurance premiums and deductibles, a change in competitive position relative to industry peers and changes to profit or loss arising from increased or decreased demand for goods produced by us and indirectly, from changes in costs of goods sold.  For example, “cap and trade” legislation may impose significant additional costs to our power suppliers that could lead to significant increases in our energy costs.  In addition, the potential physical impacts of climate change on our operations are highly uncertain and will be particular to the geographic circumstances. These may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and intensities, and changing temperature levels. Any adverse regulatory and physical changes may have a material adverse effect on our business, financial condition, results of operations and liquidity.

We are subject to a variety of environmental laws and regulations that could result in costs or liabilities.

We are obligated to comply with various foreign, federal, state and other environmental laws and regulations, including the environmental laws and regulations of the United States, Iceland, China and the EU. Environmental laws and regulations may expose us to costs or liabilities relating to our manufacturing operations or property ownership. We incur operating costs and capital expenditures on an ongoing basis to comply with applicable environmental laws and regulations. In addition, we are currently and may in the future be responsible for the cleanup of contamination at some of our current and former facilities or for the amelioration of damage to natural resources.   If more stringent compliance or cleanup standards under environmental laws or regulations are imposed, previously unknown environmental conditions or damages to natural resources are discovered or alleged, or if contributions from other responsible parties with respect to sites for which we have cleanup responsibilities are not available, we may be subject to additional liability, which may have a material adverse effect on our business, financial condition, results of operations and liquidity. Further, additional environmental matters for which we may be liable may arise in the future at our present sites where no problem is currently known, with respect to sites previously owned or operated by us, by related corporate entities or by our predecessors, or at sites that we may acquire or operate in the future. In addition, overall production costs may become prohibitively expensive and prevent us from effectively competing in price sensitive markets if future capital expenditures and costs for environmental compliance or cleanup are significantly greater than expected.

Unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business.

We receive a significant portion of our revenues from operations in areas that have heightened risk of natural disasters, including Iceland.  Iceland suffered several natural disasters and extreme weather events in 2010, 2011 and 2012, including significant volcanic eruptions and earthquakes.  In addition, our Grundartangi smelter lost power for approximately three hours in January 2012 as the result of damage sustained due to abnormal and extreme weather conditions at an off site electrical substation owned and operated by the national power grid operator.

Future unpredictable events, including natural disasters, dangerous weather conditions, terrorist attacks and political unrest, may adversely affect our ability to conduct business by causing disruptions in Icelandic, Chinese, Dutch, U.S. or global economic conditions, inflicting loss of life, damaging property and requiring substantial capital expenditures and operating expenses to remediate damage and restore operations at our production facilities.

Acquisitions may present difficulties.

We have a history of making acquisitions and we expect to opportunistically seek to make acquisitions in the future.   We are subject to numerous risks as a result of our acquisition strategy, including the following:

•	we may spend time and money pursuing acquisitions that do not close;

•	acquired companies may have contingent or unidentified liabilities;

•	it may be challenging for us to manage our existing business as we integrate acquired operations; and

•	we may not achieve the anticipated benefits from our acquisitions.

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

As of December 31, 2012, we had federal net operating loss carryforwards of approximately $1.2 billion, after adjusting for losses carried back to previous tax years, which could offset future taxable income.  Our ability to utilize our deferred tax assets to offset future federal taxable income may be significantly limited if we experience an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an ownership change would occur if our “five−percent shareholders,” as defined under the Code, collectively increase their ownership in us by more than 50 percentage points over a rolling three−year period. Future transactions in our stock that may not be in our control may cause us to experience such an ownership change and thus limit our ability to utilize net operating losses, tax credits and other tax assets to offset future taxable income.

Item 1B. Unresolved Staff Comments
We have no unresolved comments from the staff of the SEC.

Item 2. Properties
We own the property on which our Hawesville and Ravenswood facilities are located.  The site on which the Grundartangi facility is situated is leased from Faxafloahafnir sf under a long-term lease that runs through 2020, renewable at our option.  The site for our Helguvik project is leased from Reykjaneshofn, an independent public authority owned by the Municipality of Reykjanesbaer, under a long-term lease expected to run through 2060, with an automatic extension provision.  The site for the Vlissingen anode production facility is leased under a long-term lease that runs through 2017, automatically renewable for five year terms through 2042. Century may terminate the Vlissingen lease in 2013 if the required permits and licenses to operate the facility are not obtained. Our corporate offices in Monterey and Chicago are subject to operating leases that expire in June 2015 and September 2024, respectively.  We hold a 49.7% interest in a partnership which operates the Mt. Holly facility and a 49.7% undivided interest in the property on which the Mt. Holly facility is located.  The remaining interest in the undivided property at Mt. Holly is owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.
Except for our Ravenswood facility, which was fully curtailed in February 2009, and our Vlissingen facility, which is currently idled and expected to resume operations in late 2013, all of our facilities are operating above, at or near their rated production capacity.  We believe all of our facilities are suitable and adequate for our current operations.  Additional information about the age, location, and productive capacity of our facilities is available in the “Overview” section of Item 1, “Business.”

 Item 3. Legal Proceedings

For information regarding legal proceedings pending against us at December 31, 2012, refer to Note 15 Commitments and contingencies to the consolidated financial statements included herein.

Item 4. Mine Safety Disclosures
Not applicable.

Our Executive Officers

Executive officers are appointed by and serve at the discretion of the Board of Directors.  The following table details certain information about our executive officers as of March 18, 2013.

Name	Age	Position and Duration
Michael A. Bless	47	President and Chief Executive Officer since November 2011. Executive Vice President and Chief Financial Officer from January 2006 to October 2011.
Jesse E. Gary	33
Executive Vice President, General Counsel and Secretary since February 2013.  Associate General Counsel and Assistant Secretary from June 2010 to January 2013. Associate General Counsel from February 2010 to May 2010.

Steve Schneider	57	Senior Vice President, Chief Accounting Officer and Controller since June 2006, Vice President and Corporate Controller from April 2002 through May 2006.
Michelle M. Harrison	37
Senior Vice President, Finance and Treasurer since January 2013,Vice President and Treasurer from February 2007 to December 2012, Treasurer since June 2006, Assistant Treasurer from November 2005 to June 2006, Corporate Financial Analyst from May 2000 to October 2005.

John E. Hoerner	55	Vice President – North America Operations since September 1, 2011.
David Kjos	60	Vice President of Major Projects, Technology and Sustainability since October 2011. Vice President Operations – Iceland from June 2007 to September 2011.

Prior to joining Century, Mr. Gary practiced law at Wachtell, Lipton, Rosen & Katz from July 2007 to January 2010 and at Skadden, Arps, Slate, Meagher and Flom LLP from October 2005 to June 2007.

Prior to joining Century, Mr. Hoerner served as General Director of Finished Production for the Western Division of RUSAL from 2010 to August 2011 and Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) from 2003 through 2010.

Prior to joining Century, Mr. Kjos was the Vice President and Director of Cygnus, Inc. from February 2006 through June 2007.

Messrs. Bless, Schneider and Ms. Harrison joined Century in 2006, 2001 and 2000, respectively.  Their respective biographical information is set forth in the table above.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity.

Market Information

Our common stock trades on the NASDAQ Global Market under the symbol: CENX.  The following table sets forth, on a quarterly basis, the high and low sales prices of the common stock during the two most recent fiscal years.

	2012		2011
	High sales price	Low sales price	High sales price	Low sales price
First quarter	$11.30	$8.57	$19.00	$13.90
Second quarter	9.46	6.51	20.76	13.60
Third quarter	8.50	5.52	16.55	8.72
Fourth quarter	8.84	6.63	12.30	7.25

Holders

As of March 5, 2013, there were 27 holders of record of our common stock, which does not include the much larger number of beneficial owners whose common stock was held in street name or through fiduciaries.

Dividend Information

We did not declare dividends in 2012 or 2011 on our common stock.  We do not plan to declare cash dividends in the foreseeable future.

Our revolving credit facility and the indenture governing our 8.0% Notes contain restrictions which limit our ability to pay dividends.  Additional information about the terms of our long-term borrowing agreements is available at Note 6 Debt to the consolidated financial statements included herein.

Stock Performance Graph

The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P Composite Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2007 and the reinvestment of dividends.

160
140
120
100
80
60
40
20
0
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
Century Aluminum
Morningstar Aluminum Index
S&P 500 Index

Comparison of Cumulative Total Return to Stockholders December 31, 2007 through December 31, 2012

As of December 31,	2007	2008	2009	2010	2011	2012
Century Aluminum Company	$100	$121	$22	$36	$35	$19
Morningstar Aluminum Index	100	145	42	72	72	39
S&P 500 Index	100	105	66	84	97	99

Issuer Purchases of Equity Securities during the three months ended December 31, 2012

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1 through October 31	—	$—	—	$10,076,076
November 1 through November 30	—	—	—	10,076,076
December 1 through December 31	—	—	—	10,076,076
Total for quarter ended December 31, 2012	—	$—	—	$10,076,076

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

Item 6. Selected Financial Data
The following table presents selected consolidated financial data for each of the last five fiscal years. The selected consolidated historical balance sheet data as of December 31, 2012 and 2011 and the selected consolidated statement of operations data for December 31, 2012, 2011 and 2010 is derived from our consolidated financial statements audited by Deloitte & Touche LLP included herein.  The selected consolidated historical balance sheet data as of each of the years ended December 31, 2010, 2009 and 2008 and the selected consolidated statement of operations data for each of the years ended December 31, 2009 and 2008 is derived from our consolidated financial statements audited by Deloitte & Touche LLP which are not included herein.

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

Our results for these periods and prior periods are not fully comparable to our results of operations for fiscal year 2012 and may not be indicative of our future financial position or results of operations.  The information set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” and notes thereto.

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
	(dollars in thousands, except per share amounts)
Net sales	$1,272,111	$1,356,424	$1,169,271	$899,253	$1,970,776
Gross profit (loss)	46,342	89,522	112,396	(65,665)	311,624
Operating income (loss)	(7,274)	47,296	102,980	(97,456)	168,557
Net income (loss)	(35,610)	11,325	59,971	(205,982)	(895,187)
Income (loss) per share:
Basic and diluted	$(0.40)	$0.11	$0.59	$(2.73)	$(20.00)

Dividends per common share	$—	$—	$—	$—	$—
Total assets	1,776,326	1,811,094	1,923,056	1,861,750	2,035,358
Total debt (6)	273,766	271,285	314,919	298,678	435,515
Long-term debt obligations (7)	265,951	263,470	261,621	247,624	275,000

	Year Ended December 31,
	2012 (1)	2011 (2)	2010 (3)	2009 (4)	2008 (5)
	(in dollars)
Other information:
Shipments – Primary aluminum:
Direct shipments (MT)	377,314	334,889	317,940	329,327	532,320
Toll shipments (MT)	269,215	267,253	267,455	275,799	271,451

Average realized price per metric ton:
Direct shipments	$2,265	$2,577	$2,297	$1,728	$2,700
Toll shipments	$1,544	$1,839	$1,634	$1,198	$1,966
Average LME price:
Per metric ton	$2,020	$2,398	$2,173	$1,665	$2,573
Average Midwest premium:
Per metric ton	$218	$169	$138	$104	$93

(1)
Net loss includes a benefit of $19.8 million for lower of cost or market inventory adjustments, an unrealized net loss on forward contracts of $3.0 million primarily related to the mark to market of aluminum price protection options, and a net benefit of $4.1 million related to certain litigation items.

(2)
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

(3)
Net income includes an after-tax benefit of $56.7 million for changes to the Century of West Virginia retiree medical benefits program, a charge of $10.5 million for mark-to-market losses for primary aluminum price protection options and a charge for contractual termination pension benefits of $4.6 million due to the continued curtailment of the Ravenswood facility.

(4)
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

(5)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We produce primary aluminum.  The aluminum industry is cyclical and the price of primary aluminum (which trades as a commodity) is determined by global supply and demand, among other factors.  The key determinants of our results of operations and cash flow from operations are as follows:

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

Historical LME and Midwest Transaction Price

U.S. Dollars per metric ton
3,500
3,000
2,500
2,000
1,500
1,000
2007
2008
2009
2010
2011
2012
2013
Midwest Transaction
LME

Our operating results vary significantly with changes in the price of primary aluminum and the materials used in its production, including electrical power, alumina, aluminum fluoride, calcined petroleum coke, pitch, finished carbon anodes and cathodes. Because we sell our products based principally on the LME price for primary aluminum, we cannot pass on increased costs to our customers. Although we attempt to mitigate the effects of price fluctuations, from time to time, through the use of various fixed-price commitments, financial instruments and also by pricing some of our raw materials and energy contracts based on LME prices, these efforts also limit our ability to take advantage of favorable changes in the market prices for primary aluminum or raw materials and may affect our financial position, results of operations and cash flows.

Electricity represents our single largest operating cost. As a result, the availability of electricity at competitive prices is critical to the profitability of our operations.  Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Hawesville’s electricity costs vary with the supplier’s costs. An increase in these costs would increase the price these facilities pay for electricity.  Costs under the Mt. Holly and Hawesville electricity contracts have substantially increased in recent years, due in part to rising fuel prices and environmental compliance costs.  As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Hawesville and Mt. Holly may be affected by the price for electric power even if we curtailed production capacity at these facilities.

We expect that future electric power costs in the U.S. will present both challenges and opportunities to our domestic smelting operations.  Proposed environmental rules affecting coal-fired power plants are expected to have a disproportionate impact on the electrical power providers for our smelting operations in Kentucky, South Carolina and West Virginia.  Under the proposed regulations by the EPA, new limits on the emission on mercury, sulfur dioxide and other toxic air pollutants would require existing power plants to make significant capital investments in order to comply with the new standards.  We expect that these new rules will result in power providers shutting down a significant portion of their coal-fired power generation capacity.  The power generating facilities that remain open will incur substantial compliance costs.  The reduced power generation capacity and the additional compliance costs are forecasted to put upward pricing pressure for electrical power, particularly in areas with high concentrations of coal-fired power generation facilities like Kentucky and West Virginia.

The prospects for coal-fired power generation facilities and the growing abundance of natural gas supplies at historically low prices have resulted in significant changes across the power market in the U.S. Our smelters in Kentucky and South Carolina face some of the highest power tariffs for aluminum smelters in the U.S. At the same time, developments in the U.S. power markets, including the discovery and exploitation of "shale" gas, have led to the availability of lower priced power in competitive wholesale markets. Despite this fact, there are many risks and challenges to accessing and securing a long-term adequate supply of market-priced power. Our existing power agreements would require amendments or termination and future market prices for power could be volatile depending on a variety of conditions affecting this market. See Item 1A, "Risk Factors - We have notified our power provider at Hawesville of our intention to terminate its power contract; if we are unable to successfully negotiate better power pricing, we might close the facility." We have had some success accessing market-priced power at Mt. Holly and we are working to put in place an arrangement in Kentucky. In addition, such a structure could be an option for Ravenswood. Our ability to access market-based power in the U.S. could allow our domestic smelting operations to be more competitive in the global market for primary aluminum and would be a key factor in the long term viability of these facilities. However, there can be no assurance that we will be able to successfully implement this strategy.

During 2012, Mt. Holly and Santee Cooper amended the terms of Mt. Holly's power agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015.

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

The average LME price for primary aluminum for 2012 was $2,020 per metric ton.  The average LME price in 2012 was down from $2,398 per metric ton in 2011 and $2,173 per metric ton in 2010.  Demand for aluminum products improved in 2012 with strong growth in Asia and some improvement in the U.S. ; however, robust supply growth, especially in China, more than offset the increase in consumption. In addition, aluminum inventories remain at historically high levels putting further downward pressure on aluminum prices.

In addition to the LME, our aluminum products receive local market premiums for delivery is the U.S. Midwest and European Union. These local market premiums have surged to historic levels due to a number of factors, including aluminum financing transactions as well as limitations on warehouse load out requirements. The economic attractiveness of aluminum financing transactions is influenced by the slope of the forward curve, interest rates, warehouse rents and other factors. Warehouse load out requirements are set by the London Metal Exchange. It is not possible to predict how long the current conditions will continue.

Recent Developments
Grundartangi expansion program
The Grundartangi expansion program, a $65 million capital expenditure project, is expected to increase production capacity at Grundartangi by approximately 40,000 mtpy over the next four years.
Mt. Holly amends power contract
Effective June 1, 2012, Mt. Holly and Santee Cooper amended the terms of Mt. Holly's power agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”). The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015.
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
We intend to invest approximately $45 million over the next three years, including capital expenditures, restart expenses and working capital to optimize production for our customers and to comply with environmental regulations. We expect to restart approximately 75,000 metric tons of annual anode production capacity at the Vlissingen facility in late 2013. Upon restart, the facility will provide a source of anode production for Grundartangi and the planned Helguvik smelter, and replace certain anode supply contracts that will terminate in 2013.
Michael Bless elected to the Board of Directors
In December 2012, Michael A. Bless, President and Chief Executive Officer, was elected to the Board of Directors (the "Board") to fill a vacancy on the Board. Mr. Bless is not expected to serve on any committees of the Board.

Jesse Gary elected Executive Vice President, General Counsel and Secretary
In February 2013, Jesse E. Gary was elected Executive Vice President, General Counsel and Secretary. Mr. Gary joined Century in 2010 and had previously served as Associate General Counsel of the Company. Before joining Century, he practiced law at Wachtell, Lipton, Rosen & Katz. Mr. Gary received his B.A. from the University of California at Berkeley and his J.D. from Cornell Law School. He will assume the responsibilities of William J. Leatherberry, who resigned his position as Executive Vice President, Chief Legal Officer, General Counsel and Secretary of the Company effective February 1, 2013. Mr. Leatherberry will continue as a non-executive employee of the Company until June 21, 2013, or such other date as mutually agreed between Mr. Leatherberry and the Company.
Grundartangi receives insurance settlement for damaged transformer
In September 2012, we received a $7.9 million settlement payment related to insurance claims by Grundartangi for the cost of repairs to a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. We recorded the payment on the consolidated statement of operations in other income (expense) - net.
Century announces decision to relocate corporate headquarters
In October 2012, we informed our headquarters' staff of the decision to relocate the corporate headquarters from Monterey, California to Chicago, Illinois.  We expect to complete the process by the end of the first half of 2013.

Results of Operations

The following discussion reflects our historical results of operations, the comparability of which is affected by the restart of operations of one potline at Hawesville in April 2011.

Accordingly, the results for fiscal years 2011 and 2010 are not fully comparable to the results of operations for fiscal year 2012.  We believe that our historical results are not indicative of our current business.  You should read the following discussion in conjunction with our consolidated financial statements included herein.

The following table sets forth, for the years indicated, the percentage relationship to net sales of certain items included in our Statements of Operations.

	Percentage of Net Sales
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	(96.4)	(93.4)	(90.4)
Gross profit	3.6	6.6	9.6
Other operating income (expense) - net	(1.4)	0.3	3.2
Selling, general and administrative expenses	(2.8)	(3.4)	(4.0)
Operating income (loss)	(0.6)	3.5	8.8
Interest income (expense) – related parties	—	—	—
Interest income – third party	—	—	0.1
Net loss on forward contract	(0.3)	—	(0.9)
Other income (expense) - net	0.4	(0.1)	—
Income (loss) before income taxes and equity in earnings of joint ventures	(2.3)	1.6	5.8
Income tax benefit (expense)	(0.7)	(1.0)	(1.0)
Income (loss) before equity in earnings of joint ventures	(3.0)	0.6	4.8
Equity in earnings of joint ventures	0.2	0.2	0.3
Net income (loss)	(2.8)%	0.8%	5.1%

 The following table sets forth, for the periods indicated, the shipment volumes and the average sales price per metric ton shipped:

Primary Aluminum shipments
	Direct (1)
	Metric tons	$/metric ton
2012	377,314	$2,265
2011	334,889	2,577
2010	317,940	2,297
	Toll
	Metric tons	$/metric ton
2012	269,215	$1,544
2011	267,253	1,839
2010	267,455	1,634

(1)	Direct shipments do not include toll shipments from Grundartangi.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011
Net sales: Net sales for the year ended December 31, 2012 decreased $84.3 million to $1,272.1 million.  Lower price realizations for primary aluminum in the year ended December 31, 2012, contributed $196.9 million to the sales decrease.  The monthly average LME cash price for 2012 was down 16% from the monthly average LME cash price in 2011.  Higher net sales volume had a year over year positive impact of $112.6 million.  Direct shipments increased 42,425 metric tons from the same period in 2011 due to the restart of curtailed capacity and improvements in operations at Hawesville and the increase in direct sales from Grundartangi. Toll shipments increased 1,962 metric tons from the same period in 2011.
Gross profit:  During 2012, lower price realizations, net of LME based alumina and power cost decreases, reduced gross profit by $138.1 million.  Higher shipment volume contributed $1.3 million to increase in gross profit.  Offsetting the gross profit reduction of $136.8 million described above were $54.0 million in net cost decreases comprised of: reduced costs for power and natural gas at our U.S. smelters, $6.3 million; reduced costs for maintenance, supplies and materials, $31.3 million; other cost reductions, $14.1 million; and higher depreciation charges, $0.6 million. In addition, we recorded a charge of $2.9 million in 2011 related to an insurance recovery that went into litigation.
Our operating costs in 2011 were negatively impacted by the costs related to the restart of idled capacity at the Hawesville facility and the instability of operations at the plant for a majority of the year. The absence of those costs in 2012 had a favorable impact on gross profit and their impact is included in the amounts reported above.
A decline in LME prices at the end of 2011 resulted in a decline in the market value of our inventory below its cost basis, resulting in charges to cost of goods sold of $19.8 million in 2011. At the end of 2012, the market value of our inventory was greater than its cost basis, adjustments to the lower of cost or market inventory reserve reversed the $19.8 million reserve through cost of goods sold in 2012. On a year to year comparative basis, this positively impacted the change in gross profit by $39.6 million.
Other operating expenses (income) - net: Other operating expenses (income) - net is primarily related to items associated with Ravenswood. In addition to the on-going costs at the curtailed facility, in 2012, we increased our estimate of accrued litigation liabilities. In 2011, we recorded net benefits of $18.3 million resulting from the elimination of medical benefits for retirees of Ravenswood.
Selling, general and administrative expenses: During 2012, we incurred general and administrative charges related to the integration of the Century Vlissingen anode facility into our business. During 2012, litigation expenditures related to Helguvik were lower than in 2011. In addition, as part of the Helguvik arbitration decision, we were reimbursed for a portion of those expenditures in 2012. During 2011, we recorded charges of $7.7 million related to the contractual impact of changes in our Board of Directors and executive management team; these charges did not repeat in 2012.
Net gain (loss) on forward contracts: The net gain (loss) on forward contracts in 2012 and 2011 relates primarily to marking-to-market and recording settlements of option contracts that were put in place to provide partial downside price protection for our domestic facilities. At the end of 2012, all of these option contracts had been settled.
Other income (expense) - net: During 2012, Grundartangi received a $7.9 million settlement payment for the costs to repair a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim.
Income tax expense: Our 2012 and 2011 income tax expense was primarily driven by our earnings in Iceland. In addition, during 2011, we had a partial offset to income tax expense due to a discrete tax benefit arising from the elimination of medical benefits for retirees of the Ravenswood facility.
Equity in earnings of joint ventures: The amounts reported in both years primarily reflect Century's equity in the earnings of its joint venture, BHH.

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

Selling, general and administrative expenses:  During 2011, outside professional support, employee-related expenses and administrative spending to support the Helguvik project were lower than those recorded in 2010.  Offsetting these cost improvements in 2011 were charges of $7.7 million in the second quarter related to the accelerated vesting of share-based compensation plans arising from changes in the Company’s Board of Directors and severance accruals for changes in the executive management team.

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

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility. We have also raised capital in the past through the public equity and debt markets. We regularly explore various financing alternatives. Our principal uses of cash are the funding of operating costs (including postretirement benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, repurchases of common stock, working capital and other general corporate requirements.
Our consolidated cash and cash equivalents balance at December 31, 2012 was approximately $184 million compared to $183 million at December 31, 2011. Century's revolving credit facility matures in July 2014. As of December 31, 2012 our credit facility had no loan amounts outstanding and approximately $50 million of net availability. We have approximately $46 million of letters of credit outstanding under our credit facility. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and could result in a corresponding reduction in availability under the credit facility.
We have $249.6 million in 8.0% senior secured notes payable that will mature on May 15, 2014.

In December 2012, Nordural ehf participated in the 50/50 ISK Auctions (the “Auctions”) sponsored by the Central Bank of Iceland (“CBI”) and may participate in future auctions. The Auctions allow authorized investors to exchange foreign currency for Icelandic kronur ("ISK") with 50% exchanged at the official rate set by the CBI and 50% exchanged at auction. The ISK received in the program must be invested in Iceland for a minimum of five years.
We may be required to make installment payments for the E.ON contingent obligation. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at December 31, 2012 and management’s estimate, we do not expect to make any payments for the E.ON contingent obligation until 2019. There can be no assurance that circumstances will not change thus accelerating the timing of such payments.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through December 31, 2012, we have expended approximately $50 million under the program. At December 31, 2012, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
In September 2012, we received a $7.9 million settlement payment related to insurance claims by Grundartangi for the cost of repairs to a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. We recorded the payment on the consolidated statement of operations in other income (expense) - net.
Based on current actuarial and other assumptions, we expect to make contributions to the qualified defined benefit plans we sponsor of approximately $9.3 million during 2013. Through December 31, 2012, we have made contributions to these plans of $7.3 million. We may choose to make additional contributions to these plans from time to time at our discretion.
In June 2011, the PBGC informed us that it believed that a “cessation of operations” under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility and requested that we engage in discussions with the PBGC relating thereto.  We have notified the PBGC that we do not believe that a “cessation of operations” has occurred and have entered into ongoing discussions with the PBGC to resolve the matter.  If a “cessation of operations” is ultimately determined to have occurred under ERISA, it may be necessary for CAWV to accelerate the timing of additional contributions to certain of its defined pension plans or post other collateral with the PBGC or negotiate an alternative agreement.
In March 2012, we reached an agreement in principle with the CAWV retirees to make contributions to a voluntary employee beneficiary association (“VEBA”) trust that would provide certain health care benefits to these retirees and their eligible dependents in the event of a restart of our Ravenswood facility.  If an agreement were entered into, our obligations under the agreement, including any contributions to the VEBA, would be contingent upon the occurrence of several future events that are necessary in order to restart the Ravenswood facility.  None of these events, including the finalization of this agreement, are certain to occur.
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through December 31, 2012 was approximately $9.6 million.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In addition, in 2012, we made estimated income tax payments in Iceland of approximately $12.2 million.
We paid approximately $20.2 million in net withholding tax for intercompany transfers in Iceland in 2011 and paid an additional $22.6 million in 2012 and $8.3 million in the first quarter of 2013 which we expect will be refunded in the fourth quarter of 2013. We received approximately $28 million in withholding tax refunds in the fourth quarter of 2012 related to withholding taxes paid on intercompany transfers through February 2012. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.

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
Capital expenditures for 2012 were $25.0 million, $7.3 million of which was related to the Helguvik project, with the balance principally related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2013, excluding the activity on the Century Vlissingen and Helguvik projects, will be approximately $40 to $45 million.
In order to restart the first 75,000 metric tons of annual anode capacity at the Century Vlissingen project, we currently intend to make approximately $35 million in capital expenditures in 2013. We expect the first 75,000 metric tons of capacity will be restarted in late 2013 and will provide an anode supply to replace third-party anode supply contracts that will terminate in 2013. Following the restart of the first 75,000 metric tons, we currently intend to make approximately $10 million in additional expenditures over the next three years in order to restart an additional 75,000 metric tons of capacity.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $15 million. We are continuing to negotiate with the power suppliers to the project to remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors, including financing, will determine the timing of any resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be approximately $1 million per quarter until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur. See Item 1A, “Risk Factors — Construction at our Helguvik smelter site has been significantly curtailed.  Substantial delay in the completion of this project may increase its cost, subject us to losses and impose other risks to completion that are not foreseeable at this time” included herein.

Historical Cash Flows

Our Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 are summarized below:

	2012	2011	2010
	(dollars in thousands)
Net cash provided by (used in) operating activities	$37,139	$(2,936)	$131,510
Net cash used in investing activities	(32,531)	(24,895)	(25,471)
Net cash provided by (used in) financing activities	(4,033)	(93,064)	23
Net change in cash and cash equivalents	$575	$(120,895)	$106,062

Net cash provided by operating activities in 2012 was $37.1 million compared to cash used in operating activities of $2.9 million in 2011.  The increase in cash from operations in 2012 was primarily due to reduced withholding tax payments in Iceland, lower pension and benefit contributions, which were partially offset by the impact of lower LME prices. During 2011, we had a large build-up in working capital related to the restart of the curtailed potline at CAKY, this build-up did not recur in 2012.

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
Our net cash used in investing activities in 2012 was $32.5 million compared to $24.9 million in 2011. The increase in cash used was primarily due to the purchase of carbon anode assets for $13.8 million, offset by lower capital expenditures and larger payments received from joint ventures in 2012 and cash inflows in 2011 related to the return of restricted cash deposits of $3.7 million that did not recur in 2012.
Our net cash used in investing activities in 2011 was $24.9 million compared to $25.5 million in 2010. The decrease in cash used was primarily due to reduced restricted cash requirements and a payment received on advances to joint ventures.
Our net cash used in financing activities during 2012 was $4.0 million. The cash used was related to the repurchase of our common stock.
Our net cash used in financing activities during 2011 was $93.1 million. The use was primarily due to the redemption of the 1.75% Notes in May 2011 of $47.1 million and $45.9 million for the repurchase of common stock.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 of the consolidated financial statements.  The preparation of the financial statements requires that management make judgments, assumptions and estimates in applying these accounting policies.  Those judgments are normally based on knowledge and experience about past and current events and on assumptions about future events.  Critical accounting estimates require management to make assumptions about matters that are highly uncertain at the time of the estimate and a change in these estimates may have a material impact on our financial position or results of operations.  Significant judgments and estimates made by our management include expenses and liabilities related to pensions and other postretirement benefits, deferred tax assets and property, plant and equipment.  Our management has discussed the development and selection of these critical accounting estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosure.

Pension and Other Postretirement Benefit Liabilities

We sponsor several pension and other postretirement benefit plans.  Our liabilities under these defined benefit plans are determined using methodologies that involve several actuarial assumptions, the most significant of which are the discount rate, health care inflation rate and the long-term rate of return on plan assets.

Discount Rate Selection

It is our policy to select a discount rate for purposes of measuring obligations under defined benefit plans by matching cash flows separately for each plan to yields on high-quality zero coupon bonds.  In 2012, we switched the approach that we use to determine the yield from the Citigroup Pension Liability Index to the Ryan 45-95 Curve (the "Ryan Curve"). While both are considered acceptable approaches under GAAP, we have elected to use the Ryan Curve for determining these yields. We believe the Ryan Curve provides a method of developing spot curve yield (our discount rate) that is more consistent with observable market conditions and represents a refinement over the Citigroup Pension Liability Index. This change in the approach for determining our discount rate is considered a change in accounting estimate under Accounting Standards Codification (“ASC”) 250. Discount rates determined under the Ryan Curve were approximately 0.25% higher than those determined using the Citigroup Pension Liability Index, which lowered our overall plan benefit obligation by approximately 3.4%.

The Ryan Curve was specifically developed to meet the criteria set forth in Financial Accounting Standards Board (“FASB”) ASC 715.  The published information at the end of each calendar month includes spot rate yields (high quality zero coupon bond yield estimates) in half year increments for use in tailoring a discount rate to a particular plan's projected benefit cash flows.  The Ryan Curve rate represents the assumed discount rate developed from these spot rate yields, based on the pattern and duration of the benefit payments of a typical, large, somewhat mature pension plan (that we believe is consistent with our plans).

The individual characteristics of each plan, including projected cash flow patterns and payment durations, have been taken into account, since discount rates are determined on a plan-by-plan basis.  We will generally select a discount rate rounded to the nearest 0.25%, unless specific circumstances provide for a more appropriate non-rounded rate to be used.  We believe the projected cash flows used to determine the Ryan Curve rate provide a good approximation of the timing and amounts of our defined benefits payments under our plans and no adjustment to the Ryan Curve rate has been made.

	2012	2011
Discount Rate:
Pension	4.00%	4.25%
OPEB	4.00%	4.25%

A change of a half percentage point in the discount rate for our defined benefit plans would have the following effects on our obligations under these plans in 2012:

Effect of changes in the discount rates on the Projected Benefit Obligations for:	50 basis point increase	50 basis point decrease
	(dollars in millions)
Pension plans	$(11.4)	$12.7
Other postretirement benefit (“OPEB”) plans	(9.7)	10.9

Century provides postretirement benefit plans that provide health care and life insurance benefits for a portion of the retired employees of our U.S. based operations.  ASC 715 requires the accrual of the estimated cost of providing postretirement benefits during the working careers of those employees who could become eligible for such benefits when they retire. We fund these benefits as the retirees submit claims.

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

Century assumes medical inflation is initially 9%, declining to 5% over nine years and thereafter.  A one-percentage-point change in the assumed health care cost trend rates would have the following effects in 2012:

	1% Increase	1% Decrease
	(dollars in millions)
Effect on total of service and interest cost components	$1.3	$(1.0)
Effect on accumulated postretirement benefit obligation	23.2	(19.0)

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

The amount of a valuation allowance is based upon our best estimate of our ability to realize the net deferred tax assets.  A valuation allowance can subsequently be reversed when we believe that the assets are realizable on a more likely than not basis.  We have a valuation allowance of $656 million against all of our U.S. and Netherlands deferred tax assets and a portion of our Icelandic deferred tax assets as of December 31, 2012, due to our assessment that it is more likely than not that these assets will not be realized based on our cumulative net losses and future market conditions.

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

We are currently evaluating the Helguvik project’s cost, scope and schedule, in light of issues surrounding the Helguvik electrical power agreements.  In 2011, Nordural Helguvik received the results of its arbitration with HS, one of the power suppliers to the Helguvik project.  The arbitration panel ruled that the parties' power contract remains in force in accordance with its terms and that HS remains obligated to provide the full amount of contracted power to Nordural Helguvik, subject to the satisfaction of certain remaining conditions.  We are currently in negotiations with both power suppliers with respect to the satisfaction of all remaining conditions. If we are unable to reach agreement with HS and OR regarding the satisfaction of the remaining conditions to their respective power contracts, we may have to seek alternative sources of power, incur substantially increased power costs or further curtail construction activities of the Helguvik project.  Due to the limited number of Icelandic power providers with resources sufficient to provide power to the Helguvik project (only three are currently in operation in Iceland), we may find it difficult or impossible to procure additional sources of power if HS and/or OR do not perform under their existing agreements and may be unable to complete construction of the smelter.  If we agree to pay increased prices for power or substantially delay or be unable to complete the Helguvik project, we may have to recognize a substantial loss on our investment.

The aggregate capital expenditures through December 31, 2012 related to the Helguvik project were approximately $146 million.  In evaluating the construction in progress at Helguvik, we considered the costs to complete the construction and the estimated undiscounted future cash flows over the estimated useful life of Helguvik and concluded that the estimated undiscounted future cash flows should exceed the expected cost of constructing the Helguvik project.  If we do not restart construction, we may have to recognize a loss on our investment at the time that a decision was made to abandon the project.

In February 2009, we curtailed the operations of the Ravenswood facility.  The net carrying value of the asset group at the Ravenswood facility was approximately $55 million at December 31, 2012.  If the estimated future undiscounted cash flows from the asset group were less than the carrying value of the asset group or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at the time.  The estimated future undiscounted cash flows assume that the operations at the Ravenswood facility will resume once LME prices for primary aluminum are sustained and upon the successful negotiation and execution of certain critical enabling agreements for power and labor. In August 2012, we issued a 12 month notice to terminate the Big Rivers Agreement at the Hawesville facility. The net carrying value of the asset group at the Hawesville facility was approximately $193 million at December 31, 2012.  If the estimated future undiscounted cash flows from the asset group were less than the carrying value of the asset group or our assumptions for the use of this facility were to change, we would recognize a loss on all or a portion of the assets at the time.

Environmental Expenditures

We have incurred and in the future will continue to incur capital expenditures and operating expenses for matters relating to environmental control, remediation, monitoring and compliance.

The aggregate environmental related accrued liabilities were $0.9 million and $0.8 million at December 31, 2012 and 2011, respectively.  We believe that compliance with current environmental laws and regulations (U.S. and foreign) is not likely to have a material adverse effect on our financial condition, results of operations or liquidity; however, environmental laws and regulations may change, and we may become subject to more stringent environmental laws and regulations in the future.

We expect to incur operating expenses relating to environmental matters of $11 to $12 million in 2013.  These amounts do not include any projected expenditures or expenses for our joint ventures.  See Note 15 Commitments and contingencies to the consolidated financial statements included herein.

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

	Payments Due by Period
	Total	2013	2014	2015	2016	2017	Thereafter
	(dollars in millions)
Long-term debt (1)	$273	$—	$252	$—	$—	$—	$21
Estimated interest payments (2)	66	20	20	8	—	—	18
Purchase obligations (3)	2,322	467	379	174	121	125	1,056
OPEB obligations (4)	75	6	6	6	7	8	42
Other liabilities (5)	194	55	55	55	4	4	21
Total	$2,930	$548	$712	$243	$132	$137	$1,158

(1)
Long-term debt includes principal repayments on the 7.5% Notes, the 8.0% Notes, the IRBs and the E.ON contingent obligation.  Payments are based on the assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  We assume that the E.ON contingent obligation will be repaid when the LME contingency is met using the LME forward curve as of December 31, 2012.

(2)
Estimated interest payments on our long-term debt are based on several assumptions, including an assumption that all outstanding debt instruments will remain outstanding until their respective due dates.  Our estimated future interest payments for any debt with a variable rate are based on the assumption that the December 31, 2012 rate for that debt continues until the respective due date.  We assume that interest payments due on the E.ON contingent obligation will be paid when the LME contingency is met using the LME forward curve as of December 31, 2012.

(3)
Purchase obligations include long-term alumina, power contracts and anode contracts.  Our CAKY power contract contains a 12 month cancellation clause and we issued a termination notice that is effective in August 2013. We assumed that CAKY would maintain full production levels and no credits for unused power would be received through the termination of the contract in August 2013.  For contracts with LME-based pricing provisions, including our long-term alumina contracts and Nordural’s power contracts, we assumed an LME price using the LME forward curve as of December 31, 2012.

(4)	Includes the estimated benefit payments for our OPEB obligations through 2022, which are unfunded.

(5)
Other liabilities include supplemental executive benefits (“SERB”) pension benefit payments, workers' compensation benefit payments, asset retirement obligations and contractual commitments for the Helguvik project.  Asset retirement obligations are estimated disposal costs for the potliner currently in service.  Our contractual commitments for the Helguvik projects consist of various contracts for equipment and services associated with the project.

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

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	Approximately 19,000 metric tons	Through December 31, 2013	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	Through December 31, 2013	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current Midwest market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2013, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended for one year upon mutual agreement.

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	December 31, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	88,827	41,504
Other forward delivery contracts – Glencore	1,811	3,423
Other forward delivery contracts – fixed price	—	41

Forwards and Financial Purchase Agreements

Financial Purchase and Sales Agreements

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, from time to time, we enter into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts are designated as cash flow hedges.  We had no outstanding natural gas forward financial purchase contracts at December 31, 2012.  See Note 5 Derivatives and hedging instruments in the consolidated financial statements for additional information about these contracts.

Foreign Currency

We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona and the Chinese yuan.  From time to time, we may manage our foreign currency exposure by entering into foreign currency forward contracts.  As of December 31, 2012, we had no foreign currency forward contracts outstanding.  See Note 5 Derivatives and hedging instruments in the consolidated financial statements for additional information about these contracts.

Natural Economic Hedges

The quantification of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products.  Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production.  As of December 31, 2012, approximately 34% of our production for 2013 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management

Our risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors.  These activities are regularly reported to Century’s Board of Directors.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Century Aluminum Company:

We have audited the accompanying consolidated balance sheets of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Century Aluminum Company and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Century Aluminum Company:

 We have audited the internal control over financial reporting of Century Aluminum Company and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our reports dated March 18, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Pittsburgh, Pennsylvania
March 18, 2013

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$183,976	$183,401
Restricted cash	258	—
Accounts receivable — net	50,667	47,647
Due from affiliates	37,870	44,665
Inventories	159,925	171,961
Prepaid and other current assets	34,975	40,646
Deferred taxes - current portion	19,726	—
Total current assets	487,397	488,320
Property, plant and equipment — net	1,188,214	1,218,225
Other assets	100,715	104,549
TOTAL	$1,776,326	$1,811,094

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$75,370	$86,172
Due to affiliates	39,737	41,904
Accrued and other current liabilities	40,099	40,776
Accrued employee benefits costs — current portion	18,683	16,698
Industrial revenue bonds	7,815	7,815
Total current liabilities	181,704	193,365
Senior notes payable	250,582	249,512
Accrued pension benefits costs — less current portion	67,878	70,899
Accrued postretirement benefits costs — less current portion	143,105	128,078
Other liabilities	40,162	40,005
Deferred taxes	110,252	90,958
Total noncurrent liabilities	611,979	579,452
COMMITMENTS AND CONTINGENCIES (NOTE 15)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,283 and 80,718 issued and outstanding at December 31, 2012 and December 31, 2011, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,335,158 issued and 88,548,637 outstanding at December 31, 2012; 93,230,848 issued and 88,844,327 outstanding at December 31, 2011)	933	932
Additional paid-in capital	2,507,454	2,506,842
Treasury stock, at cost	(49,924)	(45,891)
Accumulated other comprehensive loss	(151,192)	(134,588)
Accumulated deficit	(1,324,629)	(1,289,019)
Total shareholders’ equity	982,643	1,038,277
TOTAL	$1,776,326	$1,811,094

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
	Year Ended December 31,
	2012	2011	2010
NET SALES:
Third-party customers	$719,812	$791,993	$755,863
Related parties	552,299	564,431	413,408
	1,272,111	1,356,424	1,169,271
Cost of goods sold	1,225,769	1,266,902	1,056,875
Gross profit	46,342	89,522	112,396
Other operating expenses (income) – net	18,253	(3,806)	(37,386)
Selling, general and administrative expenses	35,363	46,032	46,802
Operating income (loss)	(7,274)	47,296	102,980
Interest expense – third party	(24,029)	(25,129)	(25,625)
Interest income – related party	62	303	448
Interest income – third parties	492	338	615
Net gain (loss) on forward contracts	(4,150)	804	(10,495)
Other income (expense) - net	5,576	(1,373)	(377)
Income (loss) before income taxes and equity in earnings of joint ventures	(29,323)	22,239	67,546
Income tax expense	(8,910)	(14,359)	(11,133)
Income (loss) before equity in earnings of joint ventures	(38,233)	7,880	56,413
Equity in earnings of joint ventures	2,623	3,445	3,558
Net income (loss)	$(35,610)	$11,325	$59,971
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$(0.40)	$0.11	$0.59

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010
Comprehensive income (loss)
Net income (loss)	$(35,610)	$11,325	$59,971
Other comprehensive income (loss) before income tax effect:
Net unrealized loss on financial instruments	(218)	(479)	(81)
Net loss reclassified to income on financial instruments	567	40	171
Net amount of foreign currency cash flow hedges reclassified as income	(186)	(186)	(186)
Defined benefit plans and other postretirement benefits:
Net loss arising during the period	(16,691)	(62,212)	(32,319)
Prior service cost arising during the period	—	—	112,488
Amortization of prior service cost (benefit) during the period	(4,113)	(32,677)	(61,216)
Amortization of net gain (loss) during the period	9,837	16,926	8,114
Change in equity in investee other comprehensive income	(4,236)	(253)	343
Other comprehensive income (loss) before income tax effect	(15,040)	(78,841)	27,314
Income tax effect	(1,564)	(5,771)	(3,020)
Other comprehensive income (loss)	(16,604)	(84,612)	24,294
Total comprehensive income (loss)	$(52,214)	$(73,287)	$84,265

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in thousands)
	Preferred stock	Common stock	Additional paid-in capital	Treasury stock, at cost	Accumulated other comprehensive loss	Accumulated deficit	Total shareholders’ equity
Balance, December 31, 2009	$1	$925	$2,501,389	$—	$(74,270)	$(1,360,315)	$1,067,730
Net income – 2010	—	—	—	—	—	59,971	59,971
Other comprehensive income	—	—	—	—	24,294	—	24,294
Issuance of common stock – compensation plans	—	2	1,072	—	—	—	1,074
Share-based compensation expense	—	—	1,447	—	—	—	1,447
Conversion of preferred stock to common stock	—	1	(1)	—	—	—	—
Balance, December 31, 2010	$1	$928	$2,503,907	$—	$(49,976)	$(1,300,344)	$1,154,516
Net income – 2011	—	—	—	—	—	11,325	11,325
Other comprehensive loss	—	—	—	—	(84,612)	—	(84,612)
Issuance of common stock – compensation plans	—	2	81	—	—	—	83
Repurchase of common stock	—	—	—	(45,891)	—	—	(45,891)
Share-based compensation expense	—	—	2,856	—	—	—	2,856
Conversion of preferred stock to common stock	—	2	(2)	—	—	—	—
Balance, December 31, 2011	$1	$932	$2,506,842	$(45,891)	$(134,588)	$(1,289,019)	$1,038,277
Net income – 2012						(35,610)	(35,610)
Other comprehensive loss	—	—	—	—	(16,604)	—	(16,604)
Issuance of common stock – compensation plans	—	1	(1)	—	—	—	—
Repurchase of common stock	—	—	—	(4,033)	—	—	(4,033)
Share-based compensation expense	—	—	613	—	—	—	613
Balance, December 31, 2012	$1	$933	$2,507,454	$(49,924)	$(151,192)	$(1,324,629)	$982,643

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
	Year Ended December 31,
	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(35,610)	$11,325	$59,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized net loss (gain) on forward contracts	2,987	(750)	10,030
Realized benefit of contractual receivable	—	—	55,703
Accrued and other plant curtailment costs — net	5,251	(13,928)	(56,010)
Lower of cost or market inventory adjustment	(19,818)	19,766	(426)
Depreciation	62,570	62,194	63,550
Debt discount amortization	1,069	1,857	3,150
Deferred income taxes	1,529	2,494	15,552
Pension and other postretirement benefits	3,129	(28,757)	14,578
Stock-based compensation	613	2,856	1,905
Non-cash loss on early extinguishment and modification of debt	—	763	—
Non-cash contingent obligation	—	—	13,091
Undistributed earnings of joint ventures	(2,623)	(3,445)	(3,558)
Change in operating assets and liabilities:
Accounts receivable — net	(2,537)	(3,744)	(6,197)
Due from affiliates	2,202	10,694	(38,191)
Inventories	31,854	(35,819)	(24,009)
Prepaid and other current assets	4,946	(20,791)	13,412
Accounts payable, trade	(12,114)	(904)	11,674
Due to affiliates	(2,167)	(3,477)	12,685
Accrued and other current liabilities	(5,746)	425	(1,758)
Other — net	1,604	(3,695)	(13,642)
Net cash provided by (used in) operating activities	37,139	(2,936)	131,510
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(17,677)	(20,100)	(12,241)
Nordural expansion — Helguvik	(7,317)	(12,882)	(19,227)
Purchase of carbon anode assets and improvements	(13,814)	—	—
Investments in and advances to joint ventures	(275)	(113)	(32)
Dividends and payments received on advances from joint ventures	6,622	3,056	—
Proceeds from the sale of property, plant and equipment	188	1,471	823
Net change in restricted cash	(258)	3,673	5,206
Net cash used in investing activities	(32,531)	(24,895)	(25,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(47,067)	—
Repayment of contingent obligation	—	(189)	—
Borrowings under revolving credit facility	18,076	15,900	—
Repayments under revolving credit facility	(18,076)	(15,900)	—
Repurchase of common stock	(4,033)	(45,891)	—
Issuance of common stock — net	—	83	23
Net cash provided by (used in) financing activities	(4,033)	(93,064)	23
CHANGE IN CASH AND CASH EQUIVALENTS	575	(120,895)	106,062
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	183,401	304,296	198,234
CASH AND CASH EQUIVALENTS, END OF YEAR	$183,976	$183,401	$304,296

See notes to consolidated financial statements.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010
(Dollars in thousands, except share and per share amounts)

 1. Summary of significant accounting policies

Organization and Basis of Presentation — Century Aluminum Company (“Century Aluminum,” “Century,” the "Company", “we”, “us”, “our” or “ours”) is a holding company, whose principal subsidiaries are Century Kentucky, Inc., Nordural ehf (“Nordural”), Berkeley Aluminum, Inc. (“Berkeley”), and Century Aluminum of West Virginia, Inc. (“Century of West Virginia”).  Century Kentucky, Inc. operates a primary aluminum reduction facility in Hawesville, Kentucky (“Hawesville”).  Nordural Grundartangi ehf operates a primary aluminum reduction facility in Grundartangi, Iceland (“Grundartangi”).  Century of West Virginia operates a primary aluminum reduction facility in Ravenswood, West Virginia (“Ravenswood”).  Berkeley holds a 49.7% interest in a partnership which operates a primary aluminum reduction facility in Mt. Holly, South Carolina (“Mt. Holly”) and a 49.7% undivided interest in the property, plant, and equipment comprising Mt. Holly.  The remaining interest in the partnership and the remaining undivided interest in Mt. Holly are owned by Alumax of South Carolina, Inc., a subsidiary of Alcoa.  Alumax of South Carolina, Inc. manages and operates Mt. Holly pursuant to an Owners Agreement, prohibiting the disposal of the interest held by any of the owners without the consent of the other owners and providing for certain rights of first refusal. Pursuant to the Owners Agreement, each owner furnishes their own alumina, for conversion to aluminum, and is responsible for their pro rata share of the operating and conversion costs.

In 2012, our wholly owned subsidiary, Century Aluminum Vlissingen ("Century Vlissingen") purchased substantially all of the idled assets of the former Zeeland Aluminum Company ("Zalco") anode production facility located in Vlissingen, the Netherlands. Century Vlissingen is expected to restart in late 2013.

We also own a 40% stake in Baise Haohai Carbon Co., Ltd. (“BHH”), a joint venture that owns and operates a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  BHH, in addition to its Chinese customers, supplies anodes to Grundartangi.

Prior to our initial public offering, we were an indirect, wholly-owned subsidiary of Glencore International AG (together with its subsidiaries, “Glencore”).  At December 31, 2012, based on their filings with the Securities and Exchange Commission, Glencore beneficially owned 41.8% of Century’s outstanding common stock and all of our outstanding Series A Convertible Preferred stock. Through its ownership of our common and preferred stock, Glencore has an overall 46.6% economic ownership of Century.  Century and Glencore enter into various transactions such as the purchase and sale of primary aluminum, purchase and sale of alumina, tolling agreements and primary aluminum put option contracts.

Principles of Consolidation — The consolidated financial statements include the accounts of Century Aluminum Company and our subsidiaries, after elimination of all significant intercompany transactions and accounts. Berkeley’s interest in the Mt. Holly partnership and our interest in the BHH joint venture are accounted for under the equity method.

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

Accounts Receivable — The accounts receivable are net of an allowance for uncollectible accounts of $734 and $734 at December 31, 2012 and 2011, respectively.

Inventories — Our inventories are stated at the lower of cost (using the first-in, first-out (“FIFO”) method) or market.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment — Property, plant and equipment is stated at cost.  Additions, renewals and improvements are capitalized.  Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses included in other income (expense) - net.  Maintenance and repairs are expensed as incurred.  We capitalize interest for the construction of qualifying assets.  Depreciation of plant and equipment is provided for by the straight-line method over the following estimated useful lives:

     Building and improvements    14 to 45 years
Machinery and equipment         5 to 22 years

We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review.  The carrying value of a separately identifiable, long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value.  In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the long-lived asset.  Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.  We did not recognize any impairment losses on our long-lived fixed assets during 2012, 2011 or 2010.

Other Assets — Other assets consist primarily of Century’s investment in the Mt. Holly partnership, investments in joint ventures, deferred financing costs, assets held in a Rabbi trust to fund the non-qualified supplemental executive benefits (“SERB”) pension benefit obligation and operating maintenance supplies not expected to be consumed within the year. Our equity share of the undistributed earnings (loss) increases (decreases) the investment in the joint ventures.   Deferred financing costs are amortized on a straight-line basis over the life of the related financial instrument.

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

Income Taxes — We account for income taxes using the liability method, whereby deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  In evaluating our ability to realize deferred tax assets, we use judgment in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified.  Based on the weight of evidence, both negative and positive, if it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is established.  Accordingly, we have a valuation allowance against a portion of our federal and state deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.  We have a valuation allowance against a portion of our Icelandic, Hong Kong and Dutch net operating losses (“NOL”) deferred tax assets due to our belief that it is more likely than not that these assets will not be realized.  During 2012, we have removed our election to permanently reinvest foreign earnings. See Note 14 Income Taxes for additional information.

Postretirement Benefits — We provide certain postretirement benefits to former and inactive employees and their dependents during the period following employment, but before retirement. These benefits include salary continuance, supplemental unemployment and disability healthcare.  We recognize the estimated future cost of providing postretirement benefits on an accrual basis over the active service life of the employee.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

See Note 4 Fair Value Measurements and Note 5 Derivatives and hedging instruments for additional information about these contracts.

Foreign Currency – We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the Icelandic krona (“ISK”) and the Chinese yuan.  Nordural and Century Vlissingen use the U.S. dollar as their functional currency, however a portion of the operating expenses of their respective facilities are denominated and payable in currencies other than the U.S. dollar.  Grundartangi’s labor and certain other local costs are denominated in ISK and a portion of its anode costs are denominated in euros.  Labor costs, maintenance costs and other local services at Century Vlissingen are denominated in euros. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise and any transaction gains and losses are reflected in other income (expense) - net in the consolidated statements of operations. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s and Century Vlissingen's operating margins.  In addition, our joint venture investment in BHH uses the Chinese yuan as its functional currency.  For our joint venture investments, we record gains and losses associated with foreign currency exchange rates in equity in earnings of joint ventures.

Financial Instruments — Our receivables, payables and debt related to industrial revenue bonds (“IRBs”) are carried at amounts that approximate fair value.  The following table provides the carrying amounts and approximate fair value (based the last available trading data) of our 8.0% senior notes due 2014 (the “8.0% Notes”) and our 7.5% senior notes due 2014 (the “7.5% Notes”).

	December 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
8% Notes	$247,979	$255,706	$246,909	$249,292
7.5% Notes	2,603	2,479	2,603	2,564

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

Stock-Based Compensation —We use the Black-Scholes option-pricing model to estimate the fair value of our stock option grants and service-based share awards on the grant date of the share award.  Information about our assumptions used to determine the fair value of the grants in 2012, 2011 and 2010 is available in Note 12 Share-based Compensation.

Recently Issued Accounting Standards – We evaluate the impact of FASB accounting standards updates (“ASUs”) issued.  When the adoption or planned adoption of recently issued ASUs will potentially have a material impact on our consolidated financial position, results of operations and cash flows, we disclose the quantitative and qualitative effects of the adoption in our consolidated financial statements. During 2012, no ASUs were issued that had a material impact on our financial position, results of operations or cash flows.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Hawesville power contract
Notice to Terminate
In August 2012, Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”), issued a 12-month notice to terminate a long-term cost based power agreement with Kenergy, a member cooperative of the Big Rivers Electric Corporation ("Big Rivers"). During the 12-month notice period, we are required to pay a demand charge for power, but are not obligated to continue operating the plant.
Upon termination of our long-term cost-based power contract with Kenergy (the "Big Rivers Agreement"), Century will be required to find an alternative source of power for the facility. In addition, Big Rivers or Kenergy may seek to challenge our ability to operate the plant under power arrangements with third parties. CAKY is engaged in discussions with Big Rivers, Kenergy and other stakeholders to be allowed to access the wholesale market for power.

2009 Unwind Transaction

In July 2009, CAKY, E.ON U.S. (“E.ON”) and Big Rivers, agreed to an “unwind” of the former contractual arrangement between Big Rivers and E.ON and entered into the Big Rivers Agreement in order to provide long-term cost-based power to CAKY.  The term of the Big Rivers Agreement is through 2023 and provides adequate power for full production capacity requirements for Hawesville (approximately 482 megawatts (“MW”)) with pricing based on the power provider’s cost of production.  The Big Rivers Agreement is take-or-pay for Hawesville’s energy requirements at full production.  Under the terms of the agreement, any power not consumed by Hawesville would be available for sale and we would receive credits for actual power sales up to our cost for that power.

In connection with the “unwind,” E.ON agreed to mitigate a significant portion of the near-term risk of this agreement through December 2010.  During this time, to the extent Hawesville did not use all the power under the take-or-pay contract, E.ON, with some limitations, assumed CAKY's obligations under the former power contract.  This effectively resulted in CAKY paying prices which approximated the previous contract prices and volume protection resulting in CAKY receiving credits for unused power without sustaining a loss.  Hawesville received these economic benefits through December 2010.

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

During 2012 and 2011, we paid the full production cost of power under the Big Rivers Agreement.  During 2010, the full production cost of power was recorded in our cost of goods sold, however, we realized benefits of $68,794 for 2010 for E.ON payments made on CAKY’s behalf, including amounts incurred for the E.ON contingent obligation.

The power contract was designated as a normal purchase contract under ASC 815.  The Big Rivers Agreement is a cost-based contract that is not expected to have any significant value and is with a regulated power generator.  While the Big Rivers Agreement is a take-or-pay contract, under which we may net settle any unused power with Big Rivers, we would only receive credits up to our cost for such power sales and would not profit on any sales made above our cost for such power under the current election.

3. Asset purchase

In June 2012, Century Vlissingen purchased substantially all of the assets of the Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12,500. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. Century Vlissingen did not assume, and is indemnified against, historical liabilities of the facility.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The anode production facility, which was curtailed by Zalco in December 2011, will require a significant capital investment to modernize the facility, comply with environmental regulations and optimize anode production for our smelter in Grundartangi. We expect the first 75,000 metric tons of capacity will be restarted in late 2013 and will provide an anode supply to replace third-party anode supply contracts that will terminate in 2013.

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

Our fair value measurements include the consideration of market risks that other market participants might consider in pricing the particular asset or liability, specifically non-performance risk and counterparty credit risk.  Considerations of the non-performance risk and counterparty credit risk are used to establish the appropriate risk-adjusted discount rates used in our fair value measurements.

The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value.

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents/money market funds	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
Primary aluminum put option contracts	2	Quoted LME forward market prices, historical volatility measurements and risk-adjusted discount rates
Natural gas forward financial purchase contracts	2	Quoted natural gas forward market prices and risk-adjusted discount rates
Power contracts	3	Quoted LME forward market prices, power tariff prices, management’s estimate of future power usage and risk-adjusted discount rates
E.ON contingent obligation	3	Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at CAKY.
Primary aluminum sales premium contracts	3	Management’s estimates of future U.S. Midwest premium and risk-adjusted discount rates

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$168,309	$—	$—	$168,309
Trust assets	14,254	—	—	14,254
Surety bonds – workers comp insurance	2,123	—	—	2,123
TOTAL	$184,686	$—	$—	$184,686
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$15,369	$15,369
Primary aluminum sales contract – premium collar	—	—	1,170	1,170
TOTAL	$—	$—	$16,539	$16,539

Recurring Fair Value Measurements	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$176,284	$—	$—	$176,284
Trust assets	15,889	—	—	15,889
Surety bonds – workers comp insurance	2,391	—	—	2,391
Primary aluminum put option contracts	—	9,331	—	9,331
Power contract	—	—	106	106
TOTAL	$194,564	$9,331	$106	$204,001
LIABILITIES:
Natural gas forward financial purchase contracts	$—	$281	$—	$281
E.ON contingent obligation – net	—	—	13,958	13,958
Primary aluminum sales contract – premium collar	—	—	908	908
TOTAL	$—	$281	$14,866	$15,147

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Change in Level 3 Fair Value Measurements during the years ended December 31,
	Derivative liabilities/assets
	2012	2011
Beginning balance January 1,	$(14,760)	$(13,802)
Total loss (realized/unrealized) included in earnings	(1,684)	(1,382)
Purchases, issuances and settlements	(95)	424
Ending balance, December 31,	$(16,539)	$(14,760)
Amount of total loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at December 31,	$(1,684)	$(1,382)

The net loss on our derivative liabilities are recorded in our statement of operations under net gain (loss) on forward contracts.  In 2012 and 2011, our Level 3 derivative liabilities are included in accrued and other current liabilities and other liabilities of our consolidated balance sheet.

At December 31, 2012, the E.ON contingent obligation represented our primary Level 3 fair value measurement. The unobservable inputs associated with this fair value measurement consist of management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at CAKY. The unobservable inputs represent payment obligation triggers which determine whether or not we would be obligated to make payment to E.ON. A change in our estimate of LME forward market prices or our estimate of future levels of operations at CAKY would impact the fair value measurement by changing our estimate of the timing and amount of repayments required under the obligation.  At December 31, 2012, we estimate that we will fully repay the obligation based on our selected inputs.  Changes to the selected inputs would result in a reduction to the estimated required repayments and a corresponding reduction in the contingent obligation recorded.

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

Fair Value of Derivative Assets and Liabilities
	Balance sheet location	December 31, 2012	December 31, 2011
DERIVATIVE ASSETS:
Primary aluminum put option contracts	Due from affiliates	$—	$5,439
Primary aluminum put option contracts	Prepaid and other current assets	—	3,892
Power contract	Prepaid and other current assets	—	106
TOTAL		$—	$9,437
DERIVATIVE LIABILITIES:
E.ON contingent obligation - net	Other liabilities	$15,369	$13,958
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	1,170	607
Aluminum sales premium contracts – less current portion	Other liabilities	—	301
Natural gas forward financial contracts	Accrued and other current liabilities	—	281
TOTAL		$16,539	$15,147

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The natural gas forward financial contracts are derivatives that qualified for cash flow hedge treatment.  During 2012 and 2011, the changes in our accumulated other comprehensive loss resulting from realized and unrealized gains and losses on these derivatives were not significant to our financial statements.  There were no losses recognized for ineffective portions of these derivatives during the periods.

As of December 31, 2012, an accumulated other comprehensive loss of $153 is expected to be reclassified to earnings over the next 12-month period.

Natural gas forward financial contracts

To mitigate the volatility of our natural gas cost due to the natural gas markets, from time to time, we have entered into fixed-price forward financial purchase contracts which settle in cash in the period corresponding to the intended usage of natural gas.  These forward contracts are designated as cash flow hedges and qualify for hedge accounting under ASC 815.  The critical terms of the contracts essentially match those of the underlying exposure. As of December 31, 2012, we did not have any such contracts outstanding.

The effective portion of the natural gas forward financial contracts is reported in accumulated other comprehensive loss, and the ineffective portion is reported currently in earnings.  Each month, when we settle the natural gas forward financial contracts, the realized gain or loss is recognized in income as part of our cost of goods sold.

Foreign currency forward contracts

As of December 31, 2012, we had no foreign currency forward contracts outstanding.  We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the euro, the ISK and the Chinese yuan.  The labor costs, maintenance costs and other local services at Grundartangi are denominated in ISK and a portion of its anode costs are denominated in euros.  As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins.

From time to time, we manage our foreign currency exposure by entering into foreign currency forward contracts when management deems such transactions appropriate.  During 2008 and 2009, we had foreign currency forward contracts to manage the currency risk associated with Grundartangi operating costs, Grundartangi expansion and the Helguvik project capital expenditures.  These contracts were designated as cash flow hedges and qualified for hedge accounting under ASC 815 and had maturities through September 2009.

The realized gains or losses for our cash flow hedges for the Grundartangi expansion and Helguvik project capital expenditures were recognized in accumulated other comprehensive loss and will be reclassified to earnings as part of the depreciation expense of the capital assets (for the Helguvik project this will occur when Helguvik is put into service).

Primary aluminum put option contracts

In the past, we have entered into primary aluminum put option contracts that settled monthly based on LME prices.  The option contract volumes account for a portion of our domestic production, with a strike price around our domestic facilities’ average cash basis break-even price.  These options were purchased to partially mitigate the risk of a future decline in aluminum prices.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
	Location	December 31, 2012	December 31, 2011
Primary aluminum put option contracts	Net gain (loss) on forward contracts	$(2,725)	$1,645
E.ON contingent obligation - net	Interest expense – third party	1,411	1,429
Aluminum sales premium contracts	Related party sales	1,309	888
Power contract	Net gain (loss) on forward contracts	147	172
Aluminum sales premium contracts	Net gain (loss) on forward contracts	(1,571)	(1,013)

We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	December 31, 2012	December 31, 2011
Power contracts (in megawatt hours (“MWH”)) (1)	—	3,772
Primary aluminum sales contract premium (metric tons) (2)	20,400	40,870
Primary aluminum put option contracts (metric tons)	—	15,000
Primary aluminum put option contracts (metric tons) – related party	—	18,000

(1)	Represents our expected usage during the remaining term of the Ravenswood power contract. The special rate mechanism of the Ravenswood power contract expired December 31, 2012.

(2)	Represents the remaining physical deliveries under the Glencore Metal Agreement.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 6. Debt

	December 31,
	2012	2011
Debt classified as current liabilities:
Hancock County industrial revenue bonds due 2028, interest payable quarterly (variable interest rates (not to exceed 12%))(1)	$7,815	$7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $1,625 and $2,695, respectively, interest payable semiannually	247,979	246,909
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	15,369	13,958
Total	$273,766	$271,285

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at December 31, 2012 was 0.33%.

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

The Credit Facility provides for borrowings of up to $100,000 in the aggregate, including up to $50,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.  As of December 31, 2012, we had no outstanding borrowings under the Credit Facility, although the Borrowers may in the future use the Credit Facility to repay existing indebtedness, to issue standby or commercial letters of credit, to finance capital expenditures and for ongoing working capital needs and other general corporate purposes. As of December 31, 2012, the borrowing availability, net of $46,019 for outstanding letters of credit, was approximately $49,962 under the Credit Facility.

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

For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit equal to either 0.75% (if supported by full cash collateral) or 2.50% (for all other standby letters of credit).

Maturity.  The Credit Facility will mature on July 1, 2014.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Exchange offer and consent solicitation.  In 2010 and 2009, we completed a series of debt for debt exchange offers and consent solicitation relating to our 7.5% Notes (the “7.5% Notes Exchange Offer”) in which we issued our 8.0% Notes in exchange for our 7.5% Notes.  In addition, certain investors consented to certain amendments and modifications to the indenture governing the 7.5% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.  As of December 31, 2012, we had $2,603 of aggregate principal amount outstanding of the 7.5% Notes.

Interest rate.  The 7.5% Notes bear interest at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on February 15 and August 15 of each year.

Maturity. The 7.5% Notes mature on August 15, 2014.

Seniority.  The 7.5% Notes are senior unsecured obligations and rank, in right of payment, the same as all of our existing and future senior unsecured debt.

Guaranty. Our obligations under the 7.5% Notes are guaranteed by all of our existing and future domestic restricted subsidiaries.

Redemption Rights.  On or after August 15, 2012, we may redeem the 7.5% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount, plus accrued and unpaid interest.

Upon a “change of control” (as defined in the indenture governing the 7.5% Notes), we will be required to make an offer to purchase the 7.5% Notes at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes on the date of the purchase, plus accrued interest to the date of purchase.

 8.0% Notes

General.  As of December 31, 2012, we have issued $249,604 of our 8.0% Notes in a series of exchange transactions for our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.  See Exchange offer and consent solicitation under the 7.5% Notes above.

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

Redemption Rights.  On or after May 15, 2012, we may redeem the 8.0% Notes, in whole or in part, at an redemption price equal to 102% of the principal amount, plus accrued and unpaid interest. The redemption price will decline to 100% of the principal amount, plus accrued and unpaid interest, beginning on May 15, 2013 and thereafter.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Maturity.  The industrial revenue bonds mature on April 1, 2028.

Security.  The industrial revenue bonds are secured by a letter of credit issued under our revolving credit facility.

Principal Payments on Long Term Debt

Principal payments on our long term debt maturing in 2014, excluding contingent obligations, are as follows:

	Total	2013	2014
7.5% senior unsecured notes due August 15, 2014	$2,603	$—	$2,603
8.0% senior secured notes due May 15, 2014	249,604	—	249,604
Total	$252,207	$—	$252,207

 7. Shareholders' Equity

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

From August 11, 2011 through December 31, 2012, we repurchased 4,786,521 shares of common stock at an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of December 31, 2012.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Series A Convertible Preferred Stock

Shares Authorized and Outstanding.  In 2008, we issued 160,000 shares of our Series A Convertible Preferred Stock.  Glencore holds all shares of the issued and outstanding Series A Convertible Preferred Stock.

The issuance of common stock under our stock incentive programs, certain debt exchange transactions, and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of shares of Series A Convertible Preferred Stock into shares of common stock.  Our Series A Convertible Preferred Stock has a par value of $0.01 per share.  The following table shows Series A Convertible Preferred Stock conversions during 2012 and 2011:

Series A Convertible Preferred Stock:	2012	2011
Shares outstanding at January 1,	80,718	82,515
Automatic conversions during the year	(435)	(1,797)
Total shares outstanding at December 31,	80,283	80,718

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

 8. Inventories

Inventories, at December 31, consist of the following:

	2012	2011
Raw materials	$40,725	$41,142
Work-in-process	15,259	15,548
Finished goods	9,753	10,535
Operating and other supplies	94,188	104,736
Inventories	$159,925	$171,961

Inventories are stated at the lower of cost or market, using FIFO.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Property, Plant and Equipment

Property, plant and equipment, at December 31, consist of the following:

	2012	2011
Land and improvements	$13,021	$13,021
Buildings and improvements	324,497	320,552
Machinery and equipment	1,404,928	1,387,010
Construction in progress	175,283	162,161
	1,917,729	1,882,744
Less accumulated depreciation	(729,515)	(664,519)
Property, plant and equipment - net	$1,188,214	$1,218,225

For the years ended December 31, 2012, 2011 and 2010, we recorded depreciation expense of $62,570, $62,194 and $63,550, respectively.

At December 31, 2012 and 2011, the cost of property, plant and equipment includes $178,528 and $176,029, respectively, and accumulated depreciation includes $113,174 and $105,585, respectively, representing our undivided interest in the property, plant and equipment comprising Mt. Holly.

10. Composition of certain balance sheet accounts at December 31

Components of Prepaid and other current assets:	2012	2011
Prepaid and other assets	$16,956	$14,209
Income/withholding tax receivable – current	14,327	18,559
VAT receivable	3,692	3,880
Derivative assets	—	3,998
	$34,975	$40,646

Components of Other assets:	2012	2011
Investment in Mt. Holly and joint ventures	$37,880	$40,922
Rabbi trust assets	29,125	30,902
Maintenance and operating supplies – non-current	17,844	17,887
Income tax receivables – non-current	13,688	12,103
Capitalized financing fees	2,178	2,735
	$100,715	$104,549

Components of Accrued and other current liabilities:	2012	2011
Other accrued and current liabilities	$21,424	$18,838
Income taxes payable	8,146	13,370
Accrued vacation pay	6,001	5,922
Deferred tax liability - current	1,928	—
Accrued bond interest	2,560	2,560
Accrued curtailment expenses	40	86
	$40,099	$40,776

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of Other liabilities:	2012	2011
E.ON contingent liability and accrued interest	$15,369	$13,958
Asset retirement obligations – non-current	14,775	13,887
Accrued workers’ compensation cost – non-current	7,237	7,210
Other liabilities	2,781	4,950
	$40,162	$40,005

Components of Accumulated Other Comprehensive Loss:	2012	2011
Defined benefit plan liabilities	$(153,225)	$(142,259)
Equity in investee other comprehensive income (1)	(12,712)	(8,476)
Unrealized loss on financial instruments	(878)	(1,040)
Other comprehensive loss before income tax effect	(166,815)	(151,775)
Income tax effect (2)	15,623	17,187
Accumulated other comprehensive loss	$(151,192)	$(134,588)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.

(2)	The allocation of income tax effect on the components of other comprehensive income is as follows:

	2012	2011
Defined benefit plan liabilities	$15,784	$17,311
Equity in investee other comprehensive income	488	558
Unrealized loss on financial instruments	(649)	(682)

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

Employer contributions

In June 2011, it was determined a “change of control” occurred under the terms of our non-qualified SERB plan.  As a result, we were required to make an approximately $16,700 contribution to a Rabbi trust to fully fund the non-qualified SERB benefit obligation.  In addition, through December 31, 2012, we have made contributions of approximately $8,555 to the qualified defined benefit plans we sponsor during the year.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retiree Medical Benefits changes

In 2012 and 2010, CAWV amended its postretirement medical benefit plan for all current and former salaried employees, their dependents and all bargaining unit employees who retired before October 1, 2012, and their dependents.  Effective January 1, 2013, CAWV no longer provided retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to October 1, 2012.  CAWV has made no commitments as to the future status of retiree medical benefits for hourly personnel who are currently covered by an active medical program.  For those retirees impacted by the changes and who have elected COBRA coverage, CAWV waived COBRA premiums through June 30, 2013.

The 2012 and 2010 plan amendments resulted in the immediate recognition of any unamortized prior service cost benefits that were accrued in accumulated other comprehensive loss as of the date of the amendments.  In addition, the 2010 plan amendments resulted in a reduction in OPEB liability and a credit to accumulated other comprehensive loss.  The resulting prior service benefit and actuarial losses were amortized ratably into income over the period November 1, 2010 to June 30, 2011 at which time the CAWV OPEB plan terminated.

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

 Obligations and Funded Status

The change in benefit obligations and change in plan assets as of December 31 are as follows:

	Pension		OPEB
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$164,565	$130,427	$134,289	$109,717
Service cost	2,802	3,133	1,790	1,668
Interest cost	6,871	6,976	5,512	5,728
Medicare Part D	—	—	210	160
Actuarial loss	8,611	30,490	11,725	24,786
Benefits paid	(7,895)	(7,608)	(4,263)	(7,770)
Curtailment/special termination benefits	—	1,147	—	—
Benefit obligation at end of year	$174,954	$164,565	$149,263	$134,289

	Pension		OPEB
	2012	2011	2012	2011
Change in plan assets:
Fair value of plan assets at beginning of year	$84,967	$73,878	$—	$—
Actual return on plan assets	10,607	(307)	—	—
Employer contributions	8,555	19,004	4,263	7,770
Benefits paid	(7,895)	(7,608)	(4,263)	(7,770)
Fair value of assets at end of year	$96,234	$84,967	$—	$—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension		OPEB
	2012	2011	2012	2011
Funded status of plans:
Funded status	$(78,720)	$(79,598)	$(149,263)	$(134,289)
Amounts recognized in the Statement of Financial Position:
Current liabilities	$(10,842)	$(8,699)	$(6,158)	$(6,211)
Non-current liabilities	(67,878)	(70,899)	(143,105)	(128,078)
Net amount recognized	$(78,720)	$(79,598)	$(149,263)	$(134,289)
Amounts recognized in accumulated other comprehensive loss (pre-tax):
Net loss	$81,417	$80,092	$94,947	$89,420
Prior service cost (benefit)	472	608	(23,611)	(27,861)
	$81,889	$80,700	$71,336	$61,559

Our pension plans’ projected benefit obligation, accumulated benefit obligation, and fair value of plan assets as of December 31 are as follows:

	Projected Benefit Obligation		Accumulated Benefit Obligation		Fair Value of Plan assets
	2012	2011	2012	2011	2012	2011
Hourly pension plan	$78,812	$75,216	$78,171	$74,545	$53,909	$47,984
Salaried pension plan	69,726	64,655	63,344	58,742	42,325	36,982
SERB plan	26,416	24,694	25,096	23,461	—	—
Total	$174,954	$164,565	$166,611	$156,748	$96,234	$84,966

The assets held in the Rabbi trust are restricted to funding the SERB plan.  However, the Rabbi trust is classified as a general asset of the company (not plan assets) and therefore, the SERB plan is considered unfunded.

Components of net periodic benefit cost and other amounts recognized in other comprehensive loss:

Net Periodic Benefit Cost:

	Year Ended December 31,
	Pension			OPEB
	2012	2011	2010	2012	2011	2010
Service cost	$2,802	$3,133	$2,979	$1,790	$1,668	$3,534
Interest cost	6,871	6,976	6,407	5,512	5,728	10,402
Expected return on plan assets	(6,962)	(6,631)	(5,376)	—	—	—
Amortization of prior service costs	137	137	137	(4,250)	(32,814)	(10,879)
Amortization of net loss	3,642	1,863	1,660	6,195	15,063	6,454
Net periodic benefit cost	6,490	5,478	5,807	9,247	(10,355)	9,511
Special termination benefits	—	1,147	4,556	—	—	388
Effect of plan amendments	—	—	—	—	—	(50,474)
Total net periodic benefit cost	$6,490	$6,625	$10,363	$9,247	$(10,355)	$(40,575)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Loss (pre-tax):

	Year Ended December 31,
	Pension		OPEB
	2012	2011	2012	2011
Net loss	$4,966	$37,427	$11,725	$24,785
Amortization of net loss	(3,642)	(1,863)	(6,195)	(15,063)
Amortization of prior service benefit (cost)	(137)	(137)	4,250	32,814
Total amount recognized in other comprehensive loss	1,187	35,427	9,780	42,536
Net periodic benefit cost	6,490	6,625	9,247	(10,355)
Total recognized in net periodic benefit cost and other comprehensive loss	$7,677	$42,052	$19,027	$32,181

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic benefit cost during 2013:
	Pension	OPEB
Amortization of net loss	$3,557	$5,765
Amortization of prior service cost (benefit)	137	(4,250)

Weighted average assumptions were used to determine benefit obligations at December 31:

	Pension		OPEB
	2012	2011	2012	2011
Discount rate	4.00%	4.25%	3.98%	4.25%
Rate of compensation increase (1)	3%/4%	3%/4%/4%	3%/4%	3%/4%/4%
Measurement date	12/31/2012	12/31/2011	12/31/2012	12/31/2011

(1)	Rate of compensation increase for 2012 is for first five years/year six and thereafter. For 2011, the rate of compensation is for year 1/year 2/year 3 and thereafter.

Discount rate change in estimate

In 2012, we switched the approach that we use to determine the yield from the Citigroup Pension Liability Index to the Ryan 45-95 Curve (the "Ryan Curve"). This change in the approach for determining our discount rate is considered a change in accounting estimate under ASC 250. Discount rates determined using the Ryan Curve were approximately 25 basis points higher than those determined using the Citigroup Pension Liability Index, which lowered the plan benefit obligations for our pension and OPEB plans by approximately $10,000 as a result.

Weighted average assumptions were used to determine net periodic benefit cost for the years ended December 31:

	Pension			OPEB
	2012	2011	2010	2012	2011	2010
Measurement date	12/31/2011	12/31/2010	12/31/2009	12/31/2011	12/31/2010	12/31/2009
Fiscal year end	12/31/2012	12/31/2011	12/31/2010	12/31/2012	12/31/2011	12/31/2010
Discount rate	4.25%	5.49%	5.75%	3.83%	5.23%	5.89%
Rate of compensation increase	3%/4%	3%/3%/4%	2%/3%/4%	3%/4%	3%/3%/4%	2%/3%/4%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Effect of Medicare Part D

Century’s prescription drug programs are assumed to be actuarially equivalent and eligible for Medicare Part D subsidy as written into law in December 2003.  The approach used to measure this impact is based on our understanding of ASC 715-60.  We recognized the impact of these changes on a prospective basis.  As of December 31, 2012, the effect of the Medicare Part D subsidy reduced the accumulated projected benefit obligation of our OPEB plans by $15,412, which is an approximate 10% decrease for our OPEB plans.

For measurement purposes, medical cost inflation is initially estimated to be 9%, declining to 5% over nine years and thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care benefit obligations. A one-percentage-point change in the assumed health care cost trend rates would have had the following effects in 2012:

	1% Increase	1% Decrease
Effect on total of service and interest cost	$1,285	$(1,027)
Effect on accumulated postretirement benefit obligation	23,165	(18,972)

Century 401(k) Plans

We sponsor a tax-deferred savings plan under which eligible domestic employees may elect to contribute specified percentages of their compensation with Century.  In 2011, for our eligible employees, we reinstituted company matching for participants contributions to the savings plan.  We suspended our company matching contributions to the 401(k) plan for 2010.  Employees are considered fully vested immediately upon participation in the plan.

	2012	2011	2010
Company matching contribution to defined contribution (401(k)) plans	$748	$640	$—

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Policy Portfolio

Asset allocation policy is the principal method for achieving the Pension Plans and investment objectives stated above. The Plans’ long-term strategic asset allocation policy targets are as follows:

	Pension Plan Asset Allocation
	Policy Target	December 31, 2012	December 31, 2011
Equities:
U.S. equities	50%	50%	51%
International equities	15%	16%	14%
Fixed income	35%	34%	35%
		100%	100%

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

The long-term strategic asset allocation policy is reviewed regularly or whenever significant changes occur to Century’s or the Pension Plans' financial position and liabilities.

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value of Pension Plans’ assets by category under the fair value hierarchy:

As of December 31, 2012 (1)	Level 1	Level 2	Level 3	Total
Equities:
U.S. equities	$47,728	$—	$—	$47,728
International equities	15,318	—	—	15,318
Fixed income	32,734	—	—	32,734
Cash deposit in transit	454			454
Total	$96,234	$—	$—	$96,234
As of December 31, 2011
Equities:
U.S. equities	$—	$43,058	$—	$43,058
International equities	—	12,243	—	12,243
Fixed income	—	29,666	—	29,666
Total	$—	$84,967	$—	$84,967

(1) In 2012, we transfered the assets of the Pension Plans to a new trustee and invested in the trustee's mutual funds which are publicly traded on the NASDAQ.

Our Pension Plans’ assets are held in certain mutual funds.  The fair value of the mutual funds is based on the Net Asset Value ("NAV") which calculated every business day. The underlying securities within the mutual funds are determined as follows:

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

Pension and OPEB Cash Flows

Contributions

We expect to make the following contributions for 2013:

2013
Expected pension plan contributions	$10,842
Expected OPEB benefits payments	6,157

Estimated Future Benefit Payments

The following table provides the estimated future benefit payments for the pension and other postretirement benefit plans.

	Pension Benefits	OPEB Benefits
2013	$8,295	$6,157
2014	8,793	5,863
2015	8,888	6,468
2016	8,979	6,961
2017	9,130	7,525
2018 – 2022	48,585	42,349

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Century’s participation in the plan for the year ended December 31, 2012, is outlined in the table below.

Fund	Steelworkers Pension Trust
EIN / PN	23-6648508/499
Pension Protection Act Zone Status 2012 (1)	Green
Pension Protection Act Zone Status 2011 (1)	Green
Subject to Financial Improvement/Rehabilitation Plan	No
Contributions of Century Aluminum 2012 (2)(3)	$2,282
Contributions of Century Aluminum 2011 (2)(3)	$2,117
Contributions of Century Aluminum 2010 (3)	$1,306
Withdrawal from Plan Probable	No
Surcharge Imposed	No
Expiration Date of Collective Bargaining Agreement	April 1, 2015

(1)
The most recent Pension Protection Act zone status available in 2012 and 2011 is for the plans’ year-end December 31, 2011 and December 31, 2010, respectively.  The zone status is based on information that Century received from the plan as well as publicly available information per the Department of Labor and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded.

(2)	The number of union-represented employees at Hawesville increased approximately 10% due to the restart of curtailed operations in 2011.

(3)	Our contributions to the Steelworkers Pension Trust are not 5% or more of the total contributions to the plan.

 12. Share Based Compensation

1996 Stock Incentive Plan — We award performance-based and service-based (time vested) share awards and grant qualified incentive and nonqualified stock options to our salaried officers, non-employee directors, and other key employees from our 1996 Stock Incentive Plan (the “Stock Incentive Plan”). The Stock Incentive Plan has 10,000,000 shares authorized for issuance with approximately 7,326,000 shares remaining at December 31, 2012.  Granted stock options have a term of 10 years and typically vest one-third on the grant date and additional one-third on the first and second anniversary dates of the grant.  Our independent non-employee directors receive annual grants of service-based share awards that vest following 12 months of service.  In addition to the stock options, we grant service-based stock awards that typically vest over a period of three years from the date of grant provided that the recipient is still our employee at the time of vesting.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the time three directors designated for nomination to our Board of Directors were elected in June 2011, it was determined a “change of control” occurred under the terms of our share-based incentive compensation plans.  As a result, certain outstanding share-based incentive awards immediately vested and we recognized compensation expense for the accelerated vesting of these awards in 2011.

As of December 31, 2012, options to purchase 611,334 shares of common stock were outstanding and 396,133 service-based stock awards have been authorized, all awards granted prior to June 7, 2011 are vested and the remainder will vest if the employee recipients are employed for the requisite service periods.

The Stock Incentive Plan provides for grants of performance share units upon the attainment of certain established performance goals.  The performance share units represent the right to receive common stock, on a one-for-one basis on their vesting dates.  As of December 31, 2012, approximately 174,172 performance share units have been authorized, all awards granted prior to June 7, 2011 are vested and the remainder will vest upon the attainment of the performance goals.  Under the performance share plan, a portion of the performance share award will be granted in service-based share awards at the grant date.  These shares will be awarded to the plan participant if the participant is still an employee on the award date and are included in our service-based share awards.

Under our equity compensation program for our directors, continuing independent directors receive annual grants of service-based share awards.  Newly elected directors receive a one-time initial award of 1,000 service-based share awards that vest 50% following 12 months of service and 50% following 24 months of service.  These awards are included in our service-based share awards.

Non-Employee Directors Stock Option Plan — Our non-employee directors’ stock option plan is no longer an active plan.  As of December 31, 2012, this plan had 15,000 outstanding options.  No new options will be issued out of this plan.

A summary of activity under our Stock Incentive Plan and the Non-Employee Directors Stock Option Plan during the year ended December 31, 2012 is presented below:

Options	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	632,334	$24.51
Granted	—	—
Exercised	—	—
Forfeited/expired	(6,000)	15.17
Outstanding, fully vested and exercisable at December 31, 2012 (1)	626,334	$24.60	4.82	$611

(1)
As explained above, all unvested stock options immediately vested and became immediately exercisable in 2011.  All such options will remain exercisable for their respective remaining term, regardless of whether the awardees remain employees of Century.

All stock options are vested; there are no non-vested stock options.

Service-based share awards
Outstanding at January 1, 2012	347,191
Granted	134,468
Vested	(85,526)
Forfeited	—
Outstanding at December 31, 2012	396,133

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year ended December 31,
	2012	2011	2010
Weighted average per share fair value of service-based share grants	$8.14	$15.49	$12.31
Total intrinsic value of option exercises	—	72	1
Share-based liabilities paid (1)	—	—	1,050
Total fair value of stock options vested during the period	—	1,403	112

(1)	Share based liabilities paid represent the fair value of shares issued on the vesting date to certain key employees under our performance share program.

Fair Value Measurement of Share-Based Compensation Awards –We estimate the fair value of each share-based award using the Black-Scholes model on the date of grant.  We used the following assumptions to estimate the fair value of our share awards for 2012, 2011 and 2010.

	2012	2011	2010
Risk-free interest rate	0.18% - 0.48	0.10% – 1.11	0.31% – 1.52
Expected dividend yield	$—	$—	$—
Expected volatility	61% – 77%	50% – 134%	107% – 108%
Expected forfeiture rate	0% – 3%	0% – 3%	0% – 3%
Expected term (years)	1.0 – 3.0	1.0 – 3.0	1.0 – 3.0

The following table summarizes the compensation cost recognized for the year ended December 31, 2012, 2011 and 2010 for all options, service-based share and performance-based share expense.  No share-based compensation cost was capitalized during these periods and there were no significant modifications (other than the accelerated vesting described above) of any share-based awards in 2012, 2011 and 2010.

	Year ended December 31,
	2012	2011	2010
Share-based compensation expense reported:
Performance-based stock expense	$27	$1,836	$2,904
Service-based stock expense (1)	586	692	(1,668)
Stock option expense	—	328	669
Total share and performance-based compensation expense before income tax	613	2,856	1,905
Income tax	—	—	—
Total share and performance-based compensation expense, net of income tax	$613	$2,856	$1,905

(1)	We recorded a net credit for service-based stock awards in 2010 due to adjustments for payroll taxes paid in cash during the year.

As of December 31, 2012, we had unrecognized compensation expense of $560 before taxes.  This expense will be recognized over a weighted average period of 0.50 years.

During 2012, there were no stock option exercises, and thus no cash was received and we did not recognize any tax benefits related to stock option exercises.

We issue shares to satisfy the requirements of our share-based compensation plans.  At this time, we do not plan to issue treasury shares to support our share-based compensation plans, but we may in the future.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 13. Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding.  Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding.  The following table shows the basic and diluted earnings (loss) per share for 2012, 2011, and 2010:

	For the year ended December 31, 2012
	Net loss	Shares (000)	Per-Share
Net loss	$(35,610)
Amount allocated to common shareholders	100.00%
Basic EPS:
Loss allocable to common shareholders	$(35,610)	88,534	$(0.40)
Diluted EPS:
Loss applicable to common shareholders	$(35,610)	88,534	$(0.40)

	For the year ended December 31, 2011
	Net income	Shares (000)	Per-Share
Net income	$11,325
Amount allocated to common shareholders	91.87%
Basic EPS:
Income allocable to common shareholders	$10,404	91,854	$0.11
Effect of Dilutive Securities:
Share-based stock awards		403
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$10,404	92,257	$0.11

	For the year ended December 31, 2010
	Net income	Shares (000)	Per-Share
Net income	$59,971
Amount allocated to common shareholders	91.79%
Basic EPS:
Income allocable to common shareholders	$55,046	92,676	$0.59
Effect of Dilutive Securities:
Share-based stock awards		626
Diluted EPS:
Income applicable to common shareholders with assumed conversion	$55,046	93,302	$0.59

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Calculation of EPS

	2012	2011	2010
Options to purchase common stock	626,334	632,334	675,575
Service-based share awards outstanding	396,133	347,191	551,382

Excluded from the calculation of diluted EPS:
	2012	2011	2010
Stock options (1)	626,334	353,000	377,000
Service-based share awards	396,133	—	—

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in years when we had a net loss where all options were excluded because of their antidilutive effect on earnings per share.

14. Income Taxes

The components of pre-tax book income (loss) consist of the following:
	Year Ended December 31,
	2012	2011	2010
U.S.	$(38,762)	$(22,865)	$37,487
Foreign	9,439	45,104	30,059
Total	$(29,323)	$22,239	$67,546

Significant components of the income tax expense (benefit) consist of the following:
	Year Ended December 31,
	2012	2011	2010
Current:
U.S. federal current expense (benefit)	$(161)	$(22)	$191
State current expense (benefit)	(669)	1,395	(1,047)
Foreign current expense	9,808	13,467	11,485
Total current expense	8,978	14,840	10,629
Deferred:
U.S. federal deferred benefit	(1,564)	(5,772)	(2,945)
State deferred benefit	—	—	(75)
Foreign deferred tax expense	1,496	5,291	3,524
Total deferred expense (benefit)	(68)	(481)	504
Total income tax expense	$8,910	$14,359	$11,133

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the statutory U.S. Federal income tax rate to the effective income tax rate on income (loss) is as follows:
	2012	2011	2010
Federal Statutory Rate	35.0%	35.0%	35.0%
Permanent differences	12.6	63.2	(19.8)
State taxes, net of Federal benefit	0.1	6.3	(1.7)
Foreign earnings taxed at different rates than U.S.	(369.5)	(60.3)	(20.5)
Valuation allowance	297.6	40.8	32.7
Changes in uncertain tax reserves	(6.7)	5.6	(5.1)
Other	0.5	(26.0)	(4.1)
Effective tax rate	(30.4)%	64.6%	16.5%

The effect of earnings of foreign subsidiaries includes the difference between the U.S. statutory rate and local jurisdiction tax rates, as well as the provision (benefit) for incremental U.S. taxes on unremitted earnings of foreign subsidiaries due to the removal of the election to permanently reinvest the related earnings during 2012. The cumulative amount of foreign undistributed net earnings for which no deferred taxes were provided was $159,087 at December 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of our deferred tax assets and liabilities as of December 31 are as follows:

	2012	2011
Deferred tax assets:
Accrued postretirement benefit cost	$9,184	$8,281
Accrued liabilities	8,289	3,308
Share-based compensation	2,941	3,758
Derivative and hedging contracts	180,121	103,048
Goodwill	14,654	17,551
Equity contra - other comprehensive loss	81,039	77,142
Capital losses	9,056	7,506
Net operating losses	509,618	619,357
Other	138	55
Total deferred tax assets	815,040	840,006
Valuation allowance	(656,352)	(773,714)
Net deferred tax assets	$158,688	$66,292
Deferred tax liabilities:
Tax over financial statement depreciation	$(145,213)	$(147,021)
Pension	(8,905)	(7,021)
Income from domestic partnership	4	4
Unremitted foreign earnings	(93,824)	—
Foreign basis differences	(3,204)	(3,212)
Total deferred tax liabilities	(251,142)	(157,250)
Net deferred tax liability	$(92,454)	$(90,958)

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the valuation allowance are as follows:

	2012	2011
Beginning balance, valuation allowance	$773,714	$714,423
Change in valuation allowance	(117,362)	59,291
Ending balance, valuation allowance	$656,352	$773,714

As a result of certain realization requirements of ASC Topic 718, Compensation - Stock Compensation, the table of deferred tax assets and liabilities shown above does not include net operating loss deferred tax assets at December 31, 2012 and 2011 that arose directly from tax deductions related to equity compensation in excess of compensation recognized for financial reporting. Equity will be increased by $1,881 if and when such deferred tax assets are ultimately realized.

The significant components of our NOL carryforwards are as follows:

	2012	2011
Federal (1)	$1,176,802	$1,447,616
State (2)	1,106,961	1,450,934
Foreign (3)	341,290	298,113

(1)	The federal NOL begins to expire in 2028.

(2)	The state NOL begins to expire in 2027.

(3)	The Icelandic NOL begins to expire in 2017; Dutch NOL begins to expire in 2021

A reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (excluding interest) is as follows:

	2012	2011	2010
Balance as of January 1,	$15,900	$16,600	$21,200
Additions based on tax positions related to the current year	2,700	2,500	4,400
Reductions based on tax positions related to the current year	—	—	—
Additions based on tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Decreases due to lapse of applicable statute of limitations	(800)	(3,200)	(9,000)
Settlements	(200)	—	—
Balance as of December 31,	$17,600	$15,900	$16,600

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

The components of our unrecognized tax positions are as follows:

	2012	2011	2010
Highly certain tax positions	$16,900	$15,100	$14,600
Other unrecognized tax benefits	700	800	2,000
Gross unrecognized tax benefits	$17,600	$15,900	$16,600
Accrued interest and penalties related to unrecognized tax benefits	$100	$100	$300

Century and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and several foreign jurisdictions.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our federal income tax returns beginning in 2008 are subject to examination.  Our 2008 tax year is currently under audit by the Internal Revenue Service (“IRS”).  Additionally, a 2005 amended return is also under audit with respect to carry back items.  Material state and local income tax matters have been concluded for years through 2002.  The majority of our other state returns beginning in 2005 are subject to examination.  Our Icelandic tax returns are subject to examination beginning with the 2007 tax year.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $906 and $852 at December 31, 2012 and December 31, 2011, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
CAWV continues to perform remedial measures at Ravenswood pursuant to an order issued by the EPA in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted by the EPA for a final order.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”) to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through December 31, 2012, we have expended approximately $940 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The parties are currently engaged in the discovery process. As of December 31, 2012, no trial date has been set for the remaining claims.
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
In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. The hearing on the appeal is expected to occur in the second quarter of 2013.
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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Contingencies
In addition to the foregoing matters, we have pending against us or may be subject to various lawsuits, claims and proceedings related primarily to employment, commercial, environmental, shareholder, safety and health matters.
In evaluating whether to accrue for losses associated with legal contingencies, it is our policy to take into consideration factors such as the facts and circumstances asserted, our historical experience with contingencies of a similar nature, the likelihood of our prevailing and the severity of any potential loss.  For some matters, no accrual is established because we have assessed our risk of loss to be remote.  Where the risk of loss is probable and the amount of the loss can be reasonably estimated, we record an accrual, either on an individual basis or with respect to a group of matters involving similar claims, based on the factors set forth above.
We also determine estimates of reasonably possible losses or ranges of reasonably possible losses in excess of related accrued liabilities, if any, when we have assessed that a loss is reasonably possible.  Based on current knowledge, management has ascertained estimates for losses that are reasonably possible and management does not believe that any reasonably possible outcomes in excess of our accruals, if any, either individually or in aggregate, would be material to our financial condition, results of operations, or liquidity. We reevaluate and update our assessments and accruals as matters progress over time.
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
In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California. The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses. Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees. In March 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the trial court. In January 2013, the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit") affirmed the trial court's decision. Plaintiffs have filed a pending motion for rehearing by the Ninth Circuit en banc.
In February 2010, our subsidiary, CAWV, was named as a defendant in a lawsuit filed by Ingram Barge Company ("Ingram") in the United States District Court for the Middle District of Tennessee. The lawsuit alleges that CAWV breached two barging contracts with Ingram by failing to consume a specified amount of barging services as a result of the curtailment of operations at Ravenswood.  Ingram is seeking damages of approximately $4,600 plus interest.  In July 2012, the trial court granted Ingram's motion for summary judgment and has ordered the parties to enter into mediation with respect to Ingram's damages, if any. While we do not believe that Ingram has suffered any damages and intend to continue to vigorously defend ourselves against this claim, we believe that it is reasonably possible that a damages judgment may be entered against CAWV. We estimate that the range for this potential loss is between $0 and $5,000.
Ravenswood Retiree Medical Benefits changes
CAWV amended its postretirement medical benefit plan, effective January 1, 2010, for all current and former CAWV salaried employees, their dependents and all bargaining unit employees who retired before June 1, 2006, and their dependents. Effective January 1, 2011, CAWV no longer provided retiree medical benefits to active salaried CAWV personnel or any other personnel who retired prior to November 1, 2010.

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
In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court. In August 2011, the Fourth Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction, finding that the USWA had failed to establish the likelihood of success on the merits of the underlying matter. In October 2011, CAWV filed a motion to dismiss plaintiff’s first amended complaint with the trial court, which was dismissed. The case is currently in the discovery stage. The parties have agreed in principle to settle the lawsuit upon a successful restart of Ravenswood, see “CAWV Retiree VEBA contributions” below.
Ravenswood Pension Plan
In June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed that a “cessation of operations” under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility and requested that we engage in discussions with the PBGC relating thereto. We have notified the PBGC that we do not believe that a “cessation of operations” has occurred and have entered into ongoing discussions with the PBGC to resolve the matter. If a “cessation of operations” is ultimately determined to have occurred under ERISA, it may be necessary for CAWV to accelerate the timing of approximately $17,400 in contributions over a period of years to certain of its defined pension plans or post other collateral with the PBGC or negotiate an alternative agreement.  We remain in discussions with the PBGC with respect to this matter.
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
In 2012, Mt. Holly and Santee Cooper amended the terms of Santee Cooper agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”).  The energy charge for supplemental power from the off-system facility is based on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and is currently being utilized at Grundartangi. In order to use this additional power, Nordural Grundartangi has temporarily reduced its power purchases under each of its outstanding power purchase agreements, but continues to consume power in excess of its take-or-pay obligation. HS and OR have disputed Nordural Grundartangi's right to make such reductions and have commenced arbitration proceedings against Nordural Grundartangi that are scheduled to occur in the first quarter of 2013.
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
Helguvik
Nordural Helguvik has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and is currently being utilized at Grundartangi.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik is in discussion with both HS and OR with respect to such conditions.
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
The labor agreement for CAWV’s Ravenswood plant employees represented by the USWA expired on August 31, 2010.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other Commitments
The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010. The Health Care Acts extend health care coverage to many uninsured individuals and expands coverage to those already insured. The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available. We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postretirement benefit obligations. Among other things, the Health Care Acts will eliminate the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.

 16. Forward delivery contracts and financial instruments

As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices.  We enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.

Forward Physical Delivery Agreements

Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	Approximately 19,000 metric tons	Through December 31, 2013	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	Through December 31, 2013	Variable, based on U.S. Midwest market

(1)
We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Under the Glencore Metal Agreement, pricing is based on then-current Midwest market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.

(2)
The Glencore Sweep Agreement is for all metal produced in the U.S. in 2013, less existing sales agreements and value added metal sales.  The term of the contract may be extended for one year upon mutual agreement.

(3)	The Southwire Metal Agreement contract contains termination rights in the event of a partial or full curtailment of the Hawesville facility.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	December 31, 2012	December 31, 2011
	(in metric tons)
Other forward delivery contracts – total	88,827	41,504
Other forward delivery contracts – Glencore	1,811	3,423
Other forward delivery contracts – fixed price	—	41

Forward Financial Instruments

We are party to various forward financial and physical delivery contracts that are accounted for as derivative instruments.  See Note 5 Derivative and hedging instruments for additional information about these instruments.

 17. Asset Retirement Obligations ("ARO")

Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

The reconciliation of the changes in the asset retirement obligations is presented below:

	Year ended December 31,
	2012	2011
Beginning balance, ARO liability	$15,171	$14,274
Additional ARO liability incurred	1,166	1,110
ARO liabilities settled	(1,380)	(1,315)
Accretion expense	1,167	1,102
Ending balance, ARO liability	$16,124	$15,171

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date.  These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. Supplemental Cash Flow Information

	Year Ended December 31,
	2012	2011	2010
Cash paid for:
Interest	$20,212	$21,257	$19,809
Income/withholding taxes	41,455	64,622	6,481
Non-cash investing activities:
Accrued capital costs	$(683)	$1,041	$172

Non-Cash Activities

We incurred a $13,091 contingent obligation to E.ON for payments made above an agreed amount on CAKY’s behalf in excess of the amount agreed to in the Big Rivers Agreement in 2010.  See Note 6 Debt for additional information about the E.ON contingent obligation.

In 2010, we issued shares of common stock to certain key employees to satisfy performance share liabilities of $1,050 as part of our performance share program.

 19. Quarterly Information (Unaudited)

Financial results by quarter for the years ended December 31, 2012 and 2011 are as follows:

	Net sales	Gross profit (loss)	Net income (loss)	Net income (loss) allocated to common shareholders	Net income (loss) per share
2012
4th Quarter	$317,667	$16,543	$(6,909)	$(6,909)	$(0.08)
3rd Quarter (1)	304,635	3,250	(12,023)	(12,023)	(0.14)
2nd Quarter (2)	323,619	5,957	(12,277)	(12,277)	(0.14)
1st Quarter (3)	326,190	20,592	(4,401)	(4,401)	(0.05)
2011
4th Quarter (4)	$318,164	$(13,632)	$(31,107)	$(31,107)	$(0.35)
3rd Quarter (5)	345,646	11,324	(6,600)	(6,600)	(0.07)
2nd Quarter (6)	366,277	49,514	23,986	22,061	0.24
1st Quarter (7)	326,337	42,316	25,046	23,005	0.25

(1)
The third quarter of 2012 net loss includes a net benefit of $4,100 related to certain litigation items. Cost of sales for the quarter included an $8,201 benefit for lower of cost or market inventory adjustments.

(2)
The second quarter of 2012 net loss includes an unrealized net gain on forward contracts of $1,778 primarily related to the mark to market of aluminum price protection options. Cost of sales for the quarter included a $5,434 charge for lower of cost or market inventory adjustments.

(3)
The first quarter of 2012 net loss includes an unrealized loss on forward contracts of $4,955 primarily related to the mark to market of aluminum price protection options. Cost of sales for the quarter included a $17,051 benefit for lower of cost or market inventory adjustments.

(4)
The fourth quarter of 2011 net loss includes benefit of $3,067 for mark-to-market gains primarily related to primary aluminum price protection options and a $6,303 charge for lower of cost or market inventory adjustments.

(5)
The third quarter of 2011 net loss includes a benefit of $4,163 for mark-to-market gains primarily related to primary aluminum price protection options and a $13,479 charge for lower of cost or market inventory adjustments.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)
The second quarter of 2011 net income includes a benefit of $8,953 for changes to the CAWV retiree medical benefits program, a $7,707 charge related to the contractual impact of recent changes in the composition of our Board of Directors and executive management team and a $2,889 charge related to an insurance claim receivable.

(7)
The first quarter of 2011 net income includes a charge of $4,809 for mark-to-market losses primarily related to primary aluminum price protection options, a benefit of $9,418 for changes to the CAWV retiree medical benefits program and a $6,462 charge for the restart of the curtailed potline at Hawesville.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 20. Business Segments

Century Aluminum is a producer of primary aluminum, which trades as a global commodity. We are organized as a holding company with each of our primary aluminum smelters managed and operated as a separate facility reporting to our corporate headquarters. We evaluate our operating segments and, based on factors delineated in ASC 280, we aggregate all of our operating segments into a single reportable segment, primary aluminum, due to their similar economic characteristics, including nearly identical products, production processes, customers and distribution. In addition, all of our primary aluminum smelters share several key economic factors inherent in their common products and production processes. For example, all of our facilities' revenue is based on the LME price for primary aluminum. In addition, our raw materials costs and carbon product costs are based on global market prices.

A reconciliation of our consolidated assets to the total of primary aluminum segment assets is provided below.

Segment assets (1)	2012	2011	2010
Primary	$1,730,321	$1,767,305	$1,895,430
Corporate, unallocated	46,005	43,789	27,626
Total assets	$1,776,326	$1,811,094	$1,923,056

(1)
Segment assets include cash and cash equivalents, accounts receivable, due from affiliates, prepaid and other current assets, inventory, intangible assets and property, plant and equipment-net; the remaining assets are unallocated corporate assets.

Geographic information

Included in the consolidated financial statements are the following amounts related to geographic locations:

	2012	2011	2010
Net sales:
United States	$821,976	$835,796	$714,409
Iceland	450,135	520,628	453,021
Other	—	—	1,841
Long-lived assets: (1)
United States	$368,897	$401,173	$412,266
Iceland	869,809	884,682	894,297
Other	50,223	36,919	39,415

(1)	Includes long-lived assets other than financial instruments.

Major customer information

We had three major customers whose sales revenue exceeded 10% of our net sales.  A loss of any of these customers could have a material adverse effect on our results of operations.  The  net sales revenue for these customers are as follows:

Net sales revenue from major customers:

	Year Ended December 31,
	2012	2011	2010
Glencore	$552,299	$564,431	$413,408
Southwire	346,311	373,505	323,873
BHP Billiton	202,500	239,157	214,571

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. Related Party Transactions

The significant related party transactions occurring during the years ended December 31, 2012, 2011 and 2010 are described below.

Sales to Glencore

We sold primary aluminum and alumina to Glencore both at spot and long-term contract basis.  See Note 20 Business Segments for additional information about the sales of primary aluminum to Glencore.

We sold primary aluminum under our long-term sales contracts with Glencore at prices based on the LME price for primary aluminum, as adjusted to reflect the Midwest Premium (a premium typically added for deliveries of aluminum within the U.S.). In addition, we received tolling fees from Glencore under tolling agreements that provide for delivery of primary aluminum produced at Grundartangi. The fee paid by Glencore under these tolling agreements is based on the LME price for primary aluminum, as adjusted to reflect the exemption from the European Union import duty for Icelandic primary aluminum. We believe that all of the transactions with Glencore under these contracts were at prices that approximate market.

We have a long-term contract to sell Glencore primary aluminum, at a variable price based on the LME, adjusted by a negotiated U.S. Midwest market premium with a cap and floor as applied to the current U.S. Midwest Premium.  In addition, we entered into a contract to sell Glencore all U.S. produced primary aluminum, less existing sales agreements and high-purity metal sales.  The term of the contract may be extended upon mutual agreement.  See Note 16 Forward contracts and financial instruments for additional information about our forward physical delivery contracts and tolling agreements with Glencore.

Purchases from Glencore

We purchase alumina from Glencore on both a spot and long-term contract basis. We believe that all of the alumina purchased under these long-term contracts was purchased at prices which approximated market. For alumina purchased from Glencore on a spot basis, we determined the market price for the spot alumina we purchased based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms.  Based on this survey, we believe that all of the alumina purchased on a spot basis from Glencore was purchased at prices that approximate market.

Since 2010, we have had agreements to buy alumina from Glencore for Grundartangi.  Glencore agreed to supply us with 18,000 metric tons of alumina in 2010 at a fixed price. Based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms, we believe that the alumina purchased from Glencore under this contract was purchased at prices that approximate market. In 2012 and 2011, the pricing on these alumina purchase agreements for Grundartangi has been indexed to the LME price for primary aluminum.

Alumina contract and amendments. We are party to a long-term alumina supply agreement with Glencore.  Glencore agreed to supply us with alumina through 2014 at prices indexed to the LME price of primary aluminum.

Primary aluminum put options

In 2011 and 2010, we entered into primary aluminum put option contracts with Glencore.  We paid cash premiums to enter into these contracts and recorded a short-term asset in due from affiliates on the consolidated balance sheets.  We believe that the cash premiums paid to Glencore under these contracts were purchased at prices that approximate market. We determined the fair value of the put options using a Black Scholes pricing model with inputs obtained from an independent source and account for the put options as derivative financial instruments with gains and losses in the fair value of the contracts recorded on the consolidated statements of operations in net losses on forward contracts.  See Note 5 Derivative and hedging activities for additional information about the put option contracts.

Other Transactions with Glencore

As of December 31, 2012, based on their filings with the Securities and Exchange Commission, Glencore beneficially owned approximately 41.8% of our outstanding common stock and all of our outstanding Series A Convertible Preferred Stock. Through its ownership of common and preferred stock, Glencore has an overall 46.6% economic ownership of Century.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transactions with BHH

We own a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We have a long-term agreement with BHH to provide carbon anodes to Grundartangi through December 31, 2014.  This agreement is renewable through December 31, 2017.

Summary

A summary of the aforementioned related party transactions for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
Net sales to Glencore	$552,299	$564,431	$413,408
Purchases from Glencore	145,589	187,691	106,381
Purchases from BHH	39,337	19,543	19,690
Cash premium to Glencore for put option contracts	—	2,106	6,341

See Note 5 Derivatives and hedging instruments for a discussion of our fixed-price commitments and forward financial contracts.

22. Investment in Unconsolidated 50% or Less Owned Joint Ventures

In April 2008, we entered into a joint venture agreement whereby we acquired a 40% stake in BHH, a carbon anode and cathode facility located in the Guangxi Zhuang Autonomous Region of south China.  We also have a 50% interest in Mincenco, a joint venture with Minerals and Metals Group Limited to explore the potential of developing a bauxite mine and associated 1.5 million metric ton alumina refining facility in Jamaica.  We account for our investments in BHH and Mincenco using the equity method and the investments are included in other assets in the consolidated balance sheets.  For BHH, we report our investment in its results of operations on a one-quarter lag.  For each year presented in our consolidated statement of operations, our equity in earnings of joint venture includes BHH results of operations for a twelve month period ended on September 30 of that year.

The summarized financial information presented below represents financial data for our unconsolidated joint ventures after elimination of intercompany balances and profits.  Amounts presented below include financial information for these joint ventures as of and through September 30, 2012.  The aggregate summarized financial data for these investments is as follows:

	September 30,
	2012	2011
Current assets	$52,098	$54,327
Non-current assets	46,928	49,040
Current liabilities	28,437	36,318
Non-current liabilities	977	4,696

	Twelve months ended September 30,
	2012	2011	2010
Net sales	$88,312	$105,845	$89,430
Gross profit	13,439	16,577	14,688
Income from continuing operations	7,101	8,859	8,969

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

23. Condensed Consolidating Financial Information

Our 8.0% senior secured notes due 2014, and 7.5% senior unsecured notes due 2014 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC.  Each subsidiary guarantor is 100% owned by Century.  All guarantees are full and unconditional; and all guarantees are joint and several.  These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”).  We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.

The following summarized condensed consolidating balance sheets as of December 31, 2012 and 2011, condensed consolidating statements of operations for the years ended December 31, 2012, 2011 and 2010, condensed consolidating statements of comprehensive income (loss) for the years ended December 31, 2012, 2011 and 2010 and the condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010 present separate results for Century, the guarantor subsidiaries, the non-guarantor subsidiaries, consolidating adjustments and total consolidated amounts.

This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$110,016	$73,960	$—	$183,976
Restricted cash	258	—	—	—	258
Accounts receivable — net	38,328	12,339	—	—	50,667
Due from affiliates	604,008	38,328	2,391,249	(2,995,715)	37,870
Inventories	97,847	62,078	—	—	159,925
Prepaid and other current assets	4,421	30,650	8,063	(8,159)	34,975
Deferred taxes - current portion	—	17,799	—	1,927	19,726
Total current assets	744,862	271,210	2,473,272	(3,001,947)	487,397
Investment in subsidiaries	40,335	—	(1,039,141)	998,806	—
Property, plant and equipment — net	313,090	874,559	916	(351)	1,188,214
Due from affiliates - less current portion	—	3,588	—	(3,588)	—
Other assets	17,616	45,474	37,027	598	100,715
Total	$1,115,903	$1,194,831	$1,472,074	$(2,006,482)	$1,776,326
Liabilities and shareholders’ equity:
Accounts payable, trade	$37,301	$37,627	$442	$—	$75,370
Due to affiliates	2,098,320	105,945	193,788	(2,358,316)	39,737
Accrued and other current liabilities	13,031	31,332	1,967	(6,231)	40,099
Accrued employee benefits costs — current portion	15,926	—	2,757	—	18,683
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,172,393	174,904	198,954	(2,364,547)	181,704
Senior notes payable	—	—	250,582	—	250,582
Accrued pension benefit costs — less current portion	36,087	—	31,791	—	67,878
Accrued postretirement benefit costs — less current portion	137,184	—	5,921	—	143,105
Other liabilities/intercompany loan	65,377	614,585	2,183	(641,983)	40,162
Deferred taxes — less current portion	—	109,011	—	1,241	110,252
Total noncurrent liabilities	238,648	723,596	290,477	(640,742)	611,979
Shareholders’ equity:
Preferred stock	—	—	1	—	1
Common stock	60	12	933	(72)	933
Additional paid-in capital	303,659	150,743	2,507,454	(454,402)	2,507,454
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive income (loss)	(146,862)	(1,525)	(151,192)	148,387	(151,192)
Retained earnings (accumulated deficit)	(1,451,995)	147,101	(1,324,629)	1,304,894	(1,324,629)
Total shareholders’ equity	(1,295,138)	296,331	982,643	998,807	982,643
Total	$1,115,903	$1,194,831	$1,472,074	$(2,006,482)	$1,776,326

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

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$517,245	$202,567	$—	$—	$719,812
Related parties	304,730	247,569	—	—	552,299
	821,975	450,136	—	—	1,272,111
Cost of goods sold	849,388	376,381	—	—	1,225,769
Gross profit (loss)	(27,413)	73,755	—	—	46,342
Other operating expenses – net	18,253	—	—	—	18,253
Selling, general and administrative expenses	28,831	6,532	—	—	35,363
Operating income (loss)	(74,497)	67,223	—	—	(7,274)
Interest expense – third party	(24,029)	—	—	—	(24,029)
Interest expense – affiliates	63,935	(63,935)	—	—	—
Interest income – third party	27	465	—	—	492
Interest income – affiliates	—	62	—	—	62
Net loss on forward contracts	(4,150)	—	—	—	(4,150)
Other income (expense) - net	30,038	5,538	—	(30,000)	5,576
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(8,676)	9,353	—	(30,000)	(29,323)
Income tax benefit (expense)	1,072	(9,982)	—	—	(8,910)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(7,604)	(629)	—	(30,000)	(38,233)
Equity in earnings (loss) of subsidiaries and joint ventures	(2,970)	2,623	(35,610)	38,580	2,623
Net income (loss)	$(10,574)	$1,994	$(35,610)	$8,580	$(35,610)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$552,758	$239,235	$—	$—	$791,993
Related parties	283,038	281,393	—	—	564,431
	835,796	520,628	—	—	1,356,424
Cost of goods sold	866,366	400,536	—	—	1,266,902
Gross profit (loss)	(30,570)	120,092	—	—	89,522
Other operating income - net	(3,806)	—	—	—	(3,806)
Selling, general and administrative expenses	39,100	6,932	—	—	46,032
Operating income (loss)	(65,864)	113,160	—	—	47,296
Interest expense – third party	(25,129)	—	—	—	(25,129)
Interest expense – affiliates	68,174	(68,174)	—	—	—
Interest income – third party	54	284	—	—	338
Interest income – affiliates	—	303	—	—	303
Net gain on forward contracts	804	—	—	—	804
Other expense - net	(806)	(567)	—	—	(1,373)
Income (loss) before taxes and equity in earnings of subsidiaries and joint ventures	(22,767)	45,006	—	—	22,239
Income tax benefit (expense)	4,484	(18,843)	—	—	(14,359)
Income (loss) before equity in earnings of subsidiaries and joint ventures	(18,283)	26,163	—	—	7,880
Equity in earnings of subsidiaries and joint ventures	3,798	3,445	11,325	(15,123)	3,445
Net income (loss)	$(14,485)	$29,608	$11,325	$(15,123)	$11,325

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$468,973	$286,890	$—	$—	$755,863
Related parties	247,278	166,130	—	—	413,408
	716,251	453,020	—	—	1,169,271
Cost of goods sold	708,835	348,040	—	—	1,056,875
Gross profit	7,416	104,980	—	—	112,396
Other operating income - net	(37,386)	—	—	—	(37,386)
Selling, general and administrative expenses	38,719	8,083	—	—	46,802
Operating income	6,083	96,897	—	—	102,980
Interest expense – third party	(25,625)	—	—	—	(25,625)
Interest expense – affiliates	66,549	(66,549)	—	—	—
Interest income – third party	148	467	—	—	615
Interest income – affiliates	—	448	—	—	448
Net loss on forward contracts	(10,495)	—	—	—	(10,495)
Other income (expense) - net	932	(1,309)	—	—	(377)
Income before taxes and equity in earnings of subsidiaries and joint ventures	37,592	29,954	—	—	67,546
Income tax benefit (expense)	12,670	(23,803)	—	—	(11,133)
Income before equity in earnings of subsidiaries and joint ventures	50,262	6,151	—	—	56,413
Equity in earnings of subsidiaries and joint ventures	1,246	3,558	59,971	(61,217)	3,558
Net income	$51,508	$9,709	$59,971	$(61,217)	$59,971

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(10,574)	$1,994	$(35,610)	$8,580	$(35,610)
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(218)	—	(218)	218	(218)
Net loss (gain) reclassified to income on financial instruments	567	—	567	(567)	567
Net amount of foreign currency cash flow hedges reclassified as income	—	(186)	(186)	186	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(13,811)	—	(16,691)	13,811	(16,691)
Amortization of prior service benefit during the period	(4,145)	—	(4,113)	4,145	(4,113)
Amortization of net loss during the period	8,814	—	9,837	(8,814)	9,837
Change in equity in investee other comprehensive income	(4,236)	—	(4,236)	4,236	(4,236)
Other comprehensive income (loss) before income tax effect	(13,029)	(186)	(15,040)	13,215	(15,040)
Income tax effect	(1,598)	34	(1,564)	1,564	(1,564)
Other comprehensive income (loss)	(14,627)	(152)	(16,604)	14,779	(16,604)
Comprehensive income (loss)	$(25,201)	$1,842	$(52,214)	$23,359	$(52,214)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$(14,485)	$29,608	$11,325	$(15,123)	$11,325
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(479)	—	(479)	479	(479)
Net loss (gain) reclassified to income on financial instruments	40	—	40	(40)	40
Net amount of foreign currency cash flow hedges reclassified as income	—	(186)	(186)	186	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(49,194)	—	(62,212)	49,194	(62,212)
Amortization of prior service benefit during the period	(32,708)	—	(32,677)	32,708	(32,677)
Amortization of net loss during the period	16,383	—	16,926	(16,383)	16,926
Change in equity in investee other comprehensive income:	(253)	—	(253)	253	(253)
Other comprehensive income (loss) before income tax effect	(66,211)	(186)	(78,841)	66,397	(78,841)
Income tax effect	(5,804)	33	(5,771)	5,771	(5,771)
Other comprehensive income (loss)	(72,015)	(153)	(84,612)	72,168	(84,612)
Comprehensive income (loss)	$(86,500)	$29,455	$(73,287)	$57,045	$(73,287)

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Comprehensive income (loss):
Net income (loss)	$51,508	$9,709	$59,971	$(61,217)	$59,971
Other comprehensive income (loss) before income tax effect:
Net unrealized gain (loss) on financial instruments	(81)	—	(81)	81	(81)
Net loss (gain) reclassified to income on financial instruments	171	—	171	(171)	171
Net amount of foreign currency cash flow hedges reclassified as income	—	(186)	(186)	186	(186)
Defined benefit plans and other postretirement benefits:
Net gain (loss) arising during the period	(26,971)	—	(32,319)	26,971	(32,319)
Prior service cost arising during the period	112,488	—	112,488	(112,488)	112,488
Amortization of prior service benefit during the period	(61,248)	—	(61,216)	61,248	(61,216)
Amortization of net loss during the period	7,617	—	8,114	(7,617)	8,114
Change in equity in investee other comprehensive income:	343	—	343	(343)	343
Other comprehensive income (loss) before income tax effect	32,319	(186)	27,314	(32,133)	27,314
Income tax effect	(3,054)	34	(3,020)	3,020	(3,020)
Other comprehensive income (loss)	29,265	(152)	24,294	(29,113)	24,294
Comprehensive income (loss)	$80,773	$9,557	$84,265	$(90,330)	$84,265

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$17,405	$19,734	$—	$37,139
Investing activities:
Purchase of property, plant and equipment	(4,777)	(12,711)	(189)	(17,677)
Nordural expansion — Helguvik	—	(7,317)	—	(7,317)
Purchase of carbon anode assets	(13,814)	—	—	(13,814)
Proceeds from the sale of property, plant and equipment	—	188	—	188
Investments in and advances to joint ventures	—	—	(275)	(275)
Dividends and payments received on advances from joint ventures	3,456	—	3,166	6,622
Net change in restricted cash	(258)	—	—	(258)
Net cash used in investing activities	(15,393)	(19,840)	2,702	(32,531)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	(2,012)	(49,035)	51,047	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	(2,012)	(49,035)	47,014	(4,033)
Net change in cash and cash equivalents	—	(49,141)	49,716	575
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$110,016	$73,960	$183,976

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(10,187)	$7,251	$—	$(2,936)
Investing activities:
Purchase of property, plant and equipment	(8,451)	(11,199)	(450)	(20,100)
Nordural expansion — Helguvik	—	(12,882)	—	(12,882)
Investments in and advances to joint ventures	—	—	(113)	(113)
Payments received on advances from joint ventures	—	—	3,056	3,056
Proceeds from the sale of property, plant and equipment	1,415	56	—	1,471
Net change in restricted cash	3,673	—	—	3,673
Net cash provided by (used in) investing activities	(3,363)	(24,025)	2,493	(24,895)
Financing activities:
Repayment of debt	—	—	(47,067)	(47,067)
Repayment of contingent obligation	(189)	—	—	(189)
Borrowings under revolving credit facility	—	—	15,900	15,900
Repayments under revolving credit facility	—	—	(15,900)	(15,900)
Intercompany transactions	13,739	(38,992)	25,253	—
Repurchase of common stock	—	—	(45,891)	(45,891)
Issuance of common stock — net	—	—	83	83
Net cash provided by (used in) financing activities	13,550	(38,992)	(67,622)	(93,064)
Net change in cash and cash equivalents	—	(55,766)	(65,129)	(120,895)
Cash and cash equivalents, beginning of the period	—	214,923	89,373	304,296
Cash and cash equivalents, end of the period	$—	$159,157	$24,244	$183,401
`

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$100,137	$31,373	$—	$131,510
Investing activities:
Purchase of property, plant and equipment	(3,286)	(8,767)	(188)	(12,241)
Nordural expansion — Helguvik	—	(19,227)	—	(19,227)
Proceeds from the sale of property, plant and equipment	808	15	—	823
Investments in and advances to joint ventures	—	—	(32)	(32)
Restricted and other cash deposits	5,206	—	—	5,206
Net cash provided by (used in) investing activities	2,728	(27,979)	(220)	(25,471)
Financing activities:
Intercompany transactions	(102,865)	101,731	1,134	—
Issuance of common stock – net	—	—	23	23
Net cash provided by (used in) financing activities	(102,865)	101,731	1,157	23
Net change in cash and cash equivalents	—	105,125	937	106,062
Cash and cash equivalents, beginning of the period	—	109,798	88,436	198,234
Cash and cash equivalents, end of the period	$—	$214,923	$89,373	$304,296

CENTURY ALUMINUM COMPANY
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

24. Subsequent Events

We have evaluated all subsequent events through the date the financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and the principal financial officer, of the effectiveness of our disclosure controls and procedures.  Based upon that evaluation, our management, including the Chief Executive Officer and the principal financial officer, concluded that our disclosure controls and procedures were effective.

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

As required by Section 404 of the Sarbanes-Oxley Act, management conducted an evaluation of the effectiveness of the system of internal controls over financial reporting for the year ended December 31, 2012.  Management’s evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on this evaluation, management concluded that our system of internal controls over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2012, there have not been any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 Item 9B. Other Information

None.

PART III

 Item 10. Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2013, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2013.  Information regarding the Executive Officers of the Registrant is included in Part I of this Form 10-K.

Item 11. Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2013, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2013, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2013.

Item 13. Certain Relationships and Related Transactions and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2013, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2013.

Item 14. Principal Accountant Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed by April 30, 2013, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K, which will be filed by April 30, 2013.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) (1) List of Financial Statements

The following consolidated financial statements of Century Aluminum Company and the Independent Auditors’ Report are included in Part II, Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm.
Consolidated Balance Sheets as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.
Notes to the consolidated financial statements.

(a) (2) List of financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts for the years ended December 31, 2012, 2011 and 2010.

(a) (3) List of Exhibits

Exhibit Index
Incorporated by Reference
Exhibit Number	Description of Exhibit	Form	File No.	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation of Century Aluminum Company	10-Q	001-34474	November 9, 2012
3.2	Amended and Restated Bylaws of Century Aluminum Company	8-K	001-34474	September 18, 2012
4.1	Form of Stock Certificate	S-1	33-95486	August 8, 1995
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
		10-Q	000-27918	August 9, 2005
4.4	Supplemental Indenture No. 2 for Century Aluminum Company's 7.5% Senior Notes, dated as of December 29, 2006 among Century Aluminum Company, as Issuer, NSA General Partnership, as a Guarantor	10-K	000-27918	March 16, 2006
4.5	Supplemental Indenture No. 3 for Century Aluminum Company's 7.5% Senior Notes, dated as of December 21, 2006 among Century Aluminum Company, as Issuer, Century California LLC, as a Guarantor	10-K	000-27918	March 1, 2007
4.6
Supplemental Indenture No. 4 for Century Aluminum Company's 7.5% Senior Notes, dated as of April 20, 2007, among Century Aluminum Company as Issuer, Century Aluminum Development LLC as Guarantor and Wilmington Trust Company as Trustee
		10-Q	000-27918	August 9, 2007

4.7	Supplemental Indenture No. 5 for Century Aluminum Company's 7.5% Senior Notes, dated as of December 9, 2009, among Century Aluminum Company as Issuer, and Wilmington Trust Company as Trustee	8-K	001-34474	December 10, 2009
4.8
Indenture for Century Aluminum Company's 8.0% Senior Secured Notes, dated as of December 10, 2009, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee and Noteholder Collateral Agent
		8-K	001-34474	December 10, 2009
4.9
Form of Note for the Indenture for Century Aluminum Company's 8.0% Senior Secured Notes, dated as of December 10, 2009, between Century Aluminum Company, as issuer, and Wilmington Trust Company, as trustee and Noteholder Collateral Agent
		8-K	001-34474	December 10, 2009
4.10	Certificate of Designation, Preferences and Rights of Series A Convertible Preferred Stock of Century Aluminum Company, dated July 7, 2008	8-K	000-27918	July 8, 2008
10.1	Amended and Restated Employment Agreement, dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*	10-Q	001-34474	August 9, 2011
10.2	2nd Amended and Restated Severance Protection Agreement dated as of June 3, 2011 by and between Century Aluminum Company and Michael A. Bless*	10-Q	001-34474	August 9, 2011
10.3	Employment Agreement, dated as of December 30, 2009, by and between Century Aluminum Company and William J. Leatherberry*	10-K	001-34474	March 16, 2010
10.4	2nd Amended and Restated Severance Protection Agreement dated as of June 2, 2011 by and between Century Aluminum Company and William J. Leatherberry*	10-Q	001-34474	August 9, 2011
10.5	2nd Amended and Restated Severance Protection Agreement dated as of June 6, 2011 by and between Century Aluminum Company and Steve Schneider*	10-Q	001-34474	August 9, 2011
10.6	Non-Employee Directors Stock Option Plan*	S-1	33-95486	March 28, 1996
10.7	Century Aluminum Company Incentive Compensation Plan (Amended and Restated Effective June 9, 2006)*	8-K	000-27918	June 14, 2006
10.8	Amended and Restated 1996 Stock Incentive Plan*	10-Q	000-27918	August 10, 2009
10.9	Form of Stock Option Agreement - Employee*	10-K	000-27918	March 16, 2006
10.10	Form of Amendment No. 1 to the Stock Option Agreement - Employee*	10-Q	001-34474	August 9, 2011
10.11	Form of Stock Option Agreement - Non-Employee Director*	10-K	000-27918	March 16, 2006
10.12	Century Aluminum Company Amended and Restated 1996 Stock Incentive Plan Implementation Guidelines For Performance Share Awards (as amended June 8, 2006)*	8-K	000-27918	June 14, 2006
10.13	Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-Q	000-27918	August 10, 2009
10.14	First Amendment of the Century Aluminum Company Amended and Restated Supplemental Retirement Income Benefit Plan*	10-K	001-34474	March 16, 2010
10.15	Century Aluminum Company Long-Term Incentive Plan*	8-K	000-27918	April 11, 2008
10.16	Amendment No. 1 to the Century Aluminum Company Long-Term Incentive Plan (Adopted Effective January 1, 2008)	10-Q	001-34474	August 9, 2011
10.17	Form of Long-Term Incentive Plan (Time-Vesting Performance Share Unit Award Agreement)*	8-K	000-27918	April 11, 2008
10.18	Form of Long-Term Incentive Plan (Performance Unit Award Agreement)*	8-K	000-27918	April 11, 2008

10.19	Form of Independent Non-Employee Director Annual Retainer Fee Payment Time-Vesting Performance Share Unit Award Agreement*	10-K	001-34474	March 16, 2010
10.20	Form of Independent Non-Employee Director Annual Equity-Grant Time-Vesting Performance Share Unit Award Agreement	10-K	001-34474	March 16, 2010
10.21	Form of Indemnification Agreement	8-K	001-34474	April 21, 2010
10.22	Amended and Restated Century Aluminum Company Executive Severance Protection Plan, adopted November 1, 2009	10-K	001-34474	March 16, 2010
10.23	Amended and Restated Asset Purchase Agreement, dated as of December 13, 1988, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Acquisition Corporation	S-1	33-95486	March 28, 1996
10.24	Acquisition Agreement, dated as of July 19, 1995, by and between Virgin Islands Alumina Corporation and St. Croix Alumina, L.L.C.	S-1	33-95486	March 28, 1996
10.25	Ravenswood Environmental Services Agreement, dated as of February 7, 1989, by and between Kaiser Aluminum & Chemical Corporation and Ravenswood Aluminum Corporation	S-1	33-95486	March 28, 1996
10.26	Asset Purchase Agreement, dated as of March 31, 2000, by and between Xstrata Aluminum Corporation and Berkeley Aluminum, Inc.	8-K	000-27918	April 20, 2000
10.27
Agreement on the Transfer and Division of Right of Ground Lease and Right of Superficies and the Transfer of Movable Goods with Respect to the Property of Zeeland Aluminum Company N.V. (in Bankruptcy), dated as of June 11, 2012, by and among N.V. Zeeland Seaports, UTB Holdings B.V., Century Anodes B.V., The Trustees in the Bankruptcy of Zeeland Aluminium Company N.V. and N.V. Nationale Borg-Maatschappij
		8-K	001-34474	June 14, 2012
10.28	Form of Tax Sharing Agreement	S-1	33-95486	March 28, 1996
10.29	Form of Disaffiliation Agreement	S-1	33-95486	March 28, 1996
10.30	Amended and Restated Owners Agreement, dated as of January 26, 1996, by and between Alumax of South Carolina, Inc., Berkeley Aluminum, Inc. and Glencore Primary Aluminum Company LLC	S-1	33-95486	March 28, 1996
10.31	Alumina Supply Contract, dated as of April 26, 2006, by and between Century Aluminum of West Virginia and Glencore AG.	8-K	000-27918	May 11, 2006
10.32	Alumina Supply Contract, dated as of April 14, 2008, by and between Century Aluminum Company and Glencore AG***	10-Q	000-27918	August 11, 2008
10.33	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum Company and Glencore AG****	8-K	000-27918	April 27, 2009
10.34	Amendment to Alumina Purchase Agreement, dated April 21, 2009, by and among Century Aluminum of West Virginia, Inc. and Glencore AG.****	8-K	000-27918	April 27, 2009
10.35	Amended and Restated Toll Conversion Agreement, dated as of February 10, 2005, by and between Nordural ehf and Glencore AG	10-Q	000-27918	August 9, 2005
10.36	Toll Conversion Agreement 2, dated as of April 30, 2007 by and between Nordural ehf and Glencore AG***	10-Q	000-27918	August 9, 2007
10.37	Purchase Agreement, dated as of May 17, 2004, among Kaiser Aluminum & Chemical Corporation, Kaiser Bauxite Company, Gramercy Alumina LLC and St. Ann Bauxite Limited**	10-Q	000-27918	November 9, 2004

10.38	General Bond, dated as of February 10, 2005, by and between Nordural ehf. and Kaupthing Bank hf., as security trustee	S-4/A	333-121729	February 11, 2005
10.39
Loan and Security Agreement, dated as of September 19, 2005, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-Q	000-27918	November 9, 2005
10.40
Amendment No. 1 to Loan and Security Agreement, dated as of February 22, 2007, by and among Bank of America, N.A., Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Kentucky, Inc., and NSA LTD
		10-K	000-27918	March 2, 2009
10.41
Second Lien Pledge and Security Agreement, dated as of December 10, 2009, between Century Aluminum Company and Wilmington Trust Company, as Collateral Agent for the Trustee and Holders of the 8% Senior Secured Notes
		8-K	001-34474	December 10, 2009
10.42
Loan and Security Agreement, dated as of July 1, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		8-K	001-34474	July 2, 2010
10.43
Amendment No 1 to Loan and Security Agreement, dated as of August 18, 2010, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		10-Q	001-34474	November 9, 2010
10.44
Amendment No. 2 to the Loan and Security Agreement, dated as of April 26, 2011, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership and NSA General Partnership, as borrowers, and Wells Fargo Capital Finance, LLC, as agent and lender
		10-Q	001-34474	August 9, 2011
10.45	Termination Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore, Ltd.	8-K	000-27918	July 8, 2008
10.46	Stock Purchase Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.47	Standstill and Governance Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore AG	8-K	000-27918	July 8, 2008
10.48	Amendment to Standstill and Governance Agreement, dated January 27, 2009, by and between Century Aluminum Company and Glencore AG	10-K	001-34474	March 16, 2010
10.49	Registration Rights Agreement, dated as of July 7, 2008, by and between Century Aluminum Company and Glencore Investment Pty Ltd	8-K	000-27918	July 8, 2008
10.50
Support Agreement, dated April 6, 2010, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the U.S. Securities and Exchange Commission on April 7, 2010).
		8-K	001-34474	April 7, 2010
10.51	Support Agreement, dated April 5, 2011, by and among Century Aluminum Company, Glencore AG, Glencore International AG and Glencore Holding AG.	8-K	001-34474	April 6, 2011
21.1	List of Subsidiaries				X
23.1	Consent of Deloitte & Touche LLP				X
24.1	Powers of Attorney				X

31.1	Rule 13a-14(a)/15d-14(a) Certification	X
32.1	Section 1350 Certifications (a)	X
101.INS	XBRL Instance Document (b)	X
101.SCH	XBRL Taxonomy Extension Schema (b)	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (b)	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase (b)	X
101.LAB	XBRL Taxonomy Extension Label Linkbase (b)	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (b)	X

*	Management contract or compensatory plan.
**	Schedules and exhibits are omitted and will be furnished to the SEC upon request.
***	Confidential information was omitted from this exhibit pursuant to a request for confidential treatment and filed separately with the SEC.
****	Written descriptions of these amendments are incorporated by reference to the disclosure under Item 1.01 of the Century Aluminum Company Current Report on Form 8-K dated April 21, 2009.
(a)
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management's Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

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

Century Aluminum Company
By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated:	March 18, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ MICHAEL A. BLESS	President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)	March 18, 2013
Michael A. Bless
/s/ STEVE SCHNEIDER	Senior Vice President and Chief Accounting Officer and Controller (Principal Accounting Officer)	March 18, 2013
Steve Schneider
*	Chairman	March 18, 2013
Terence Wilkinson
*	Director	March 18, 2013
Jarl Berntzen
*	Director	March 18, 2013
Andrew Caplan
*	Director	March 18, 2013
Daniel Goldberg
*	Director	March 18, 2013
Peter C. Jones
*	Director	March 18, 2013
Steven Kalmin
*	Director	March 18, 2013
Andrew Michelmore
*	Director	March 18, 2013
John P. O’Brien

*By: /s/ JESSE E. GARY
Jesse E. Gary, as Attorney-in-fact

CENTURY ALUMINUM COMPANY

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged To Cost and Expense	Charged to other accounts	Deductions	Balance at End of Period
	(Dollars in thousands)
Year ended December 31, 2010
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$681,094	$—	$33,329	$—	$714,423
Inventory – lower of cost or market reserve	$8,715	$—	$—	$(338)	$8,377
Year ended December 31, 2011
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$714,423	$—	$59,291	$—	$773,714
Inventory – lower of cost or market reserve	$8,377	$19,766	$—	$—	$28,143
Year ended December 31, 2012
Allowance for doubtful trade accounts receivable	$734	$—	$—	$—	$734
Deferred tax asset - valuation allowance	$773,714	$—	$(117,362)	$—	$656,352
Inventory – lower of cost or market reserve	$28,143	$(20,806)	$—	$—	$7,337