Form 10-K/A
period 2012-12-31
CENTURY ALUMINUM CO
filed 2013-04-30
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K/A
 ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
 OR
 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 Commission File Number 1-34474
 CENTURY ALUMINUM COMPANY
 (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3070826 (IRS Employer Identification No.)
One South Wacker Drive Suite 1000 Chicago, Illinois (Address of registrant’s principal offices)	60606 (Zip Code)
 Registrant’s telephone number, including area code:  (831) 642-9300
 Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, $0.01 par value per share	NASDAQ Stock Market LLC
Preferred Stock Purchase Rights	(NASDAQ Global Select Market)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).         Yes ☐  No ☒
Based upon the closing price of the registrant’s common stock on the NASDAQ Global Select Market on June 30, 2012, the approximate aggregate market value of the common stock held by non-affiliates of the registrant was approximately $377,000,000.  As of March 31, 2013, 88,596,210 shares of common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None

EXPLANATORY NOTE

On March 18, 2013, Century Aluminum Company (the “Company or “Century”) filed its Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), with the Securities and Exchange Commission (the “SEC”).

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to the 2012 Form 10-K is being filed for the purpose of (i) updating the Stock Performance Graph in Item 5 of Form 10-K to present the cumulative total return to stockholders assuming the investment of $100 on December 31, 2007 and the reinvestment of dividends, and (ii) to include the information required by Part III of Form 10-K due to the fact that Century's definitive proxy statement for its 2013 annual meeting of stockholders will be filed with the SEC more than 120 days after the end of its 2012 fiscal year, as permitted by General Instruction G(3) to Form 10-K.

This Amendment No. 1 amends and restates in their entirety the following items in the 2012 Form 10-K:

●	Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities - Stock Performance Graph;
●	Item 10.	Directors, Executive Officers and Corporate Governance;
●	Item 11.	Executive Compensation;
●	Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters;
●	Item 13.	Certain Relationships and Related Transactions, and Director Independence; and
●	Item 14.	Principal Accounting Fees and Services.

Except as set forth in this Amendment No. 1, no other items in the 2012 Form 10-K are hereby amended.  Century has not undertaken any obligation to update or supplement any other items in the 2012 Form 10-K, including (without limitation) Century's consolidated financial statements included therein (the “2012 Financial Statements”), to reflect any events occurring after March 18, 2013 or to modify or update information or disclosures in the 2012 Form 10-K or the 2012 Financial Statements affected by other subsequent events.  Accordingly this Amendment No. 1 should be read in conjunction with Century's 2012 Form 10-K and its subsequent filings made with the SEC

As used in this Amendment No. 1, unless the context suggests otherwise, the terms “we,” “our,” “ours,” “us” and the “Company” refer to Century and its subsidiaries and consolidated joint ventures.

PART II
Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Stock Performance Graph

The following line graph compares Century Aluminum Company’s cumulative total return to stockholders with the cumulative total return of the S&P Composite Index and the Morningstar Aluminum Index.  These comparisons assume the investment of $100 on December 31, 2007 and the reinvestment of dividends.

Comparison of Cumulative Total Return to Stockholders December 31, 2007 through December 31, 2012

As of December 31,	2007	2008	2009	2010	2011	2012
Century Aluminum Company	$100	$19	$30	$29	$16	$16
Morningstar Aluminum Index	$100	$29	$50	$50	$27	$27
S&P 500 Index	$100	$63	$80	$92	$94	$109

PART III

Item 10.  Director, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth background information for each of our current directors, including age, principal occupation for at least the last five years, qualifications to serve on the Board of Directors, and the year in which such director was first elected or appointed a director (each serving continuously since first elected or appointed).  Each of Messrs. Jarl Berntzen, Steven Blumgart, Michael A. Bless, Andrew J. Caplan, John C. Fontaine, Daniel Goldberg, Peter C. Jones, Steven Kalmin, Andrew Michelmore, John P. O'Brien, Willy R. Strothotte and Terence Wilkinson served as directors during 2012.  In March 2012, Mr. Blumgart was succeeded on the Board by Mr. Caplan and Messrs. Fontaine and Strothotte did not stand for reelection at the September 2012 Annual Stockholders' Meeting (“Annual Meeting”). Mr. Bless was elected to the Board on December 4, 2012.

At the 2012 Annual Meeting, our stockholders adopted and approved an amendment to the Company's Amended and Restated Certificate of Incorporation to declassify the Company's Board of Directors over a period of time and to provide for the annual election of directors. Directors who were elected at the 2012 Annual Meeting would be elected for a one-year term, directors who were previously elected for three-year terms ending in 2013 and 2014 would continue to serve out those terms, and directors standing for election at the 2013 and 2014 Annual Meetings and each Annual Meeting thereafter would be elected for a one year term. Accordingly, at the 2012 Annual Meeting, Mr. Berntzen was elected to serve on the Company's Board of Directors for a one-year term. Messrs. Goldberg, Jones, Michelmore, and O'Brien, who are Class II Directors, have terms expiring at the 2013 Annual Meeting, Mr. Bless' initial term will also expire at the 2013 Annual Meeting and Messrs. Caplan, Kalmin and Wilkinson, who are Class III Directors, have terms expiring at the 2014 Annual Meeting.

Listed below are our current directors as of April 30, 2013.

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Jarl Berntzen	46
Senior Director, Corporate Development of Dolby Laboratories since 2011; Director, Corporate Development of Rambus, Inc. from November 2010 to August 2011; Founder, Global Strategic Advisers, LLC from March 2009 to October 2010; Managing Director and Portfolio Manager of Interlachen Capital Group from August 2008 through February 2009; Partner-Head of Mergers and Acquisitions, ThinkEquity Partners LLC from March 2006 to August 2008; Director of Universal Safety Response, Inc. from October 2007 to April 2009; Senior Vice President, Barrington Associates Inc. from April 2005 to February 2006.
Mr. Berntzen has extensive experience in mergers and acquisitions (“M&A”), financial restructurings and corporate development activities, having served in senior M&A advisory positions at several international investment banks and advisory firms, including more than 10 years with Goldman, Sachs & Co., in addition to ThinkEquity Partners LLC and Barrington Associates.  Mr. Berntzen's financial acumen, investment banking experience and international M&A and restructuring experience provides insight to the Board when considering Century's operational restructuring and growth and development objectives.  Mr. Berntzen has been designated an “audit committee financial expert” as defined in the regulations of the Securities and Exchange Commission (“SEC”).  In addition, Mr. Berntzen is a citizen of Norway and provides international perspective and diversity to the Board.
			2006

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Michael A. Bless	47
Director, President and Chief Executive Officer of Century Aluminum Company since December 2012; President and Chief Executive Officer since February 2012; Acting President and Chief Executive Officer from November 2011 to February 2012; Executive Vice President and Chief Financial Officer from January 2006 to October 2011. Prior to joining Century, Mr. Bless served as the Chief Financial Officer of Rockwell Automation, Inc. and was an investment banker at Dillon, Read & Co.
Mr. Bless was elected to our Board of Directors on December 4, 2012. As the only management representative on our Board, Mr. Bless provides a unique perspective in Board discussions about the business and strategic direction of the Company. Mr. Bless has an expansive knowledge of the aluminum industry and macroeconomic global conditions. Prior to joining Century, Mr. Bless held a number of senior management positions at both public and private companies and investment banks. The Board benefits from his business insights and knowledge of the Company and the market it serves.
			2012

Andrew J. Caplan	43
Manager of the Bauxite and Alumina Department of Glencore International AG (“Glencore”) since 2007.  Director of various Glencore-controlled entities and the International Aluminum Institute.
Mr. Caplan was appointed to our Board of Directors by Glencore in accordance with a support agreement, dated April 5, 2011 (the "2011 Support Agreement").  Under the 2011 Support Agreement, following Steven Blumgart's resignation from the Board in March 2012, Glencore was entitled to designate a director, reasonably acceptable to Century, for appointment to the Board to replace Mr. Blumgart until the 2014 Annual Meeting.  Prior to Mr. Caplans's appointment, our Governance and Nominating Committee considered Glencore's input as our largest stockholder and following review of Mr. Caplan's credentials, determined that Mr. Caplan would add valuable expertise in the metals and mining industry by virtue of his experience as the Manager of Bauxite and Alumina at Glencore.  As Glencore's Manager of Bauxite and Alumina, Mr. Caplan provides extensive knowledge of a key component in the primary aluminum reduction process.

			2012

Daniel Goldberg	34
 Asset and Investment Manager of the Aluminum and Alumina Department of Glencore International AG since February 2005.  Director of various Glencore-controlled entities.
Mr. Goldberg was appointed to our Board of Directors by Glencore in accordance with a support agreement, dated April 6, 2010 between Glencore and the Company (the “2010 Support Agreement”).  Under the 2010 Support Agreement, following Ivan Glasenberg's resignation from the Board in January 2011, Glencore was entitled to designate a director reasonably acceptable to Century, for appointment to the Board to replace Mr. Glasenberg until the 2013 Annual Meeting.  Prior to Mr. Goldberg's appointment, our Governance and Nominating Committee considered Glencore's input as our largest stockholder and following review of Mr. Goldberg's credentials, determined that Mr. Goldberg would add valuable expertise in the metals and mining industry by virtue of his experience as Asset and Investment Manager of the Aluminum and Alumina Department at Glencore.  Mr. Goldberg provides extensive experience in all stages of aluminum production from alumina to aluminum production and marketing.  In addition, as a South African citizen and a resident of Switzerland, Mr. Goldberg provides international perspective and diversity to the Board.

			2011

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Peter C. Jones	65
Director of Concordia Resources Corp. since March 2012; Director of Red Crescent Resources Limited (formerly NiCo Mining Limited) from August 2009 to December 2011; Director of Royal Nickel Corp. since December 2008; Director of Mizuho Corporate Bank (Canada) from December 2006 to May 2010; Director of Iamgold Corporation from May 2006 to May 2011 and Interim President and Chief Executive Officer from January to November 2010; Chairman of Lakota Resources from December 2008 to October 2009; Director, President and Chief Operating Officer of Inco Ltd from April 2002 to November 2006; President Commissioner of PT Inco TBK from 1999 to 2006; Chairman Goro Nickel SAS from 2003 to February 2007.
Mr. Jones has over 40 years of experience in the metals and mining industries, including both underground and open pit mining, smelting and refining of multiple base and precious metals.  Mr. Jones has executive level experience including serving as President and Chief Executive Officer of Hudson Bay Mining and Smelting, President and Chief Operating Officer of Inco Limited and Chief Executive Officer of Iamgold, and brings extensive operational experience and perspective to the Board's deliberations. Mr. Jones also has extensive experience as a director of public companies and his service as Chairman of Iamgold Corporation's and Century's Compensation Committees, Chairman of Century's Governance and Nominating Committee and as a member of various other audit, corporate governance, environmental, health and safety committees adds substantial governance and compensation expertise to the Board.  In addition, as a dual-citizen of Canada and the United Kingdom and having lived and worked in a number of different countries, Mr. Jones provides international perspective and diversity to the Board.
			2007

Steven Kalmin	42	Chief Financial Officer of Glencore International AG since July 2005. Director of various Glencore-controlled entities. Mr. Kalmin was designated for election to our Board of Directors by Glencore in accordance with the 2011 Support Agreement. Mr. Kalmin has extensive financial and international business expertise by virtue of his experience as Chief Financial Officer of Glencore. In addition, as an Australian citizen and a resident of Switzerland, Mr. Kalmin provides international perspective and diversity to the Board.	2011

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

Andrew Michelmore	60
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
Mr. Michelmore was identified to our Board of Directors by Glencore.  Although Glencore did not have any contractual rights to designate Mr. Michelmore for nomination, our Governance and Nominating Committee considered Glencore's input as our largest stockholder and following review of Mr. Michelmore's credentials, determined that Mr. Michelmore would add valuable expertise to the Board in the metals and mining industry by virtue of his experience as Chief Executive Officer of Minerals and Metals Group and previous experience as Chief Executive Officer of Zinifex, Oz Minerals, EN+ Group and WMC Resources.  Following such review, Mr. Michelmore was nominated for election pursuant to the terms of the 2010 Support Agreement.  Mr. Michelmore also adds valuable engineering and international business experience to the Board by virtue of his positions as a Fellow of the Institution of Chemical Engineers, the Institution of Engineers Australia and the Australian Academy of Technological Sciences and Engineering and a member of the Minerals Council of Australia and the Business Council of Australia.  In addition, as an Australian citizen and having lived and worked in a number of different countries, Mr. Michelmore provides international diversity and perspective to the Board.

			2010

Name	Age	Business Experience and Principal Occupation or Employment During Past 5 Years; Other Directorships	Director Since

John P. O'Brien	71
Chairman of the Board of the Company from January 2008 to June 2011; Managing Director of Inglewood Associates Inc. since 1990; Chairman of Allied Construction Products since March 1993; Director of Preformed Line Products Company from May 2004 to May 2008; Director of Globe Specialty Metals from May 2008 to October 2008; Director of Oglebay Norton Company from April 2003 to February 2008; Member of the Board of Trustees of Saint Luke's Foundation of Cleveland, Ohio since 2006; Trustee of Cleveland Sight Center since 1990.
With Mr. O'Brien's over 12 years experience on our Board and his service as a director of Preformed Line Products and other aluminum purchasers, Mr. O'Brien provides our Board with valuable experience in the aluminum industry.  In addition, he has spent over 18 years as Chairman of Allied Construction Products and has served as a director of numerous other public companies.  The Board benefits from Mr. O'Brien's proven business acumen and leadership skills.  Mr. O'Brien also has extensive restructuring experience from his time spent as a Managing Director of Inglewood Associates Inc. and as Chairman of the Restructuring Committee of the Board of Directors of Oglebay Norton Company, which has proven valuable to the Board when considering Century's operational restructuring and growth and development objectives.  Mr. O'Brien's service on the board of several non-profit health organizations brings valuable diversity to the Board's considerations of health, safety and sustainability matters.  Mr. O'Brien serves as Chair of the Audit Committee and has been designated an “audit committee financial expert” as defined in the regulations of the SEC.
			2000

Terence Wilkinson	67
Our Chairman of the Board since June 2011; Senior Independent Director of Eurasian Natural Resources Corporation Plc since May 2012 and Independent Director since September 2011; Director of Triland Metals Ltd. since 1998; Chief Executive Officer of Ridge Mining Plc from November 2000 to August 2009; Director of Angara Mining Plc from June 2008 to August 2009; Chief Executive Officer of Lonrho South Africa Limited from 1985 to 1996; Director and Chief Operating Officer of Lonmin Plc from 1997 to1999; Director of Lamensdorf Group from March 2002 to 2003.
Mr. Wilkinson was designated for nomination to our Board of Directors by Glencore in accordance with the 2011 Support Agreement.  Mr. Wilkinson has valuable metals and mining experience by virtue of the many leadership positions he has held in the metals and mining industry, including as CEO of Ridge Mining Plc, CEO of the Lonrho Group's South African division and Director and Chief Operating Officer of Lonmin Plc.  In addition, as a dual South African and British citizen, Mr. Wilkinson provides international perspective and diversity to the Board.
			2011

The following table details certain information about our executive officers as of April 30, 2013.

Name	Age	Position and Duration

Michael A. Bless	47
Director, President and Chief Executive Officer since December 2012; President and Chief Executive Officer since November 2012; Acting President and Chief Executive Officer from November 2011 to January 2012 and Executive Vice President and Chief Financial Officer from January 2006 to October 2011.

Jesse E. Gary	33	Executive Vice President, General Counsel and Secretary since February 2013; Assistant Secretary and Associate General Counsel from February 2010 to January 2013.
Steve Schneider	58	Senior Vice President, Chief Accounting Officer and Controller since June 2006 and Vice President and Corporate Controller from April 2002 through May 2006.
Michelle M. Harrison	37	Senior Vice President, Finance and Treasurer since January 2013; Vice President and Treasurer from February 2007 to December 2012.
John E. Hoerner	56	Vice President - North America Operations since September 2011.

Prior to joining Century, Mr. Gary served as an attorney at Wachtell, Lipton, Rosen & Katz from July 2007 to January 2010 and an attorney at Skadden, Arps, Slate, Meagher and Flom LLP from October 2005 to June 2007.

Prior to joining Century, Mr. Hoerner served as General Director of Finished Production for the Western Division of RUSAL from 2010 to August 2011 and Managing Director of Kubikenborg Aluminium in Sundsvall, Sweden (Kubal) from 2003 through 2010.

Corporate Governance and Other Board Matters

Our Board of Directors presently consists of nine directors. The Board, which is responsible for supervision of the overall affairs of Century, establishes corporate policies, sets strategic direction and oversees management, which is responsible for Century's day-to-day operations.  The Board met eight times during 2012.

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

Board Oversight of Risk Management

The Board of Directors is engaged in company-wide risk management oversight.  The Board of Directors relies upon the Chief Executive Officer, Chief Accounting Officer, General Counsel and other executive officers of the Company to supervise day-to-day risk management and to bring material risks to the Board's attention.  Each of the Chief Executive Officer, Chief Accounting Officer and General Counsel provide reports directly to the Board of Directors and certain Board committees, as appropriate.  Directors may also from time to time rely on the advice of our outside advisors and auditors provided they have a reasonable basis for such reliance.

The Board of Directors also delegates certain oversight responsibilities to its Board committees. Descriptions of the various Board Committees are set forth below. The full Board considers strategic risks and opportunities and regularly receives detailed reports from the committees regarding risk oversight in their areas of responsibility.  For example, while the primary responsibility for financial and other reporting, internal controls, compliance with laws and regulations and ethics rests with the management of the Company, the Audit Committee provides risk oversight with respect to the Company's financial statements, the Company's compliance with legal and regulatory requirements and corporate policies and controls related to the financial statements, the independent auditor's selection, retention, qualifications, objectivity and independence, and the performance of the Company's internal audit function. The Governance and Nominating Committee considers risks related to succession planning and oversees the appropriate allocation of responsibility for risk oversight among the committees of the Board.  The Health, Safety and Sustainability Committee provides oversight of risks relating to Century's policies and management systems with respect to health, safety and sustainability matters.  See “Compensation Committee” below for a discussion of the Board of Directors' consideration of compensation-related risks.

Board Committees and Meeting Attendance

To assist it in carrying out its duties, the Board has established various standing committees.  Each standing committee of the Board and its members are listed in the table below:

Name	Audit	Compensation	Governance & Nominating	Health, Safety & Sustainability
Jarl Berntzen	X			X*
Daniel Goldberg		X	X
Peter C. Jones			X*	X
Andrew Michelmore		X*		X
John P. O'Brien	X*		X
Terence Wilkinson	X	X
*Committee Chair

The Board designates the members of each committee and the committee chair annually based on the recommendations of the Governance and Nominating Committee.  The Board has adopted written charters for each of its committees, which are available in the “Investors” section of our website, www.centuryaluminum.com, under the tab “Corporate Governance.”  During 2012, overall attendance at Board and committee meetings was 94%.  Messrs. Caplan and Strothotte were unable to attend certain board meetings in 2012, and as a result, their attendance at Board meetings in 2012 was less than 75%. We encourage, but do not require, the attendance of Board members at our annual meetings. Mr. Wilkinson attended the 2012 Annual Meeting.

Independent Directors

The Board determined that Messrs. Berntzen, Jones, Michelmore, O'Brien and Wilkinson were “independent” in 2012 under the criteria established by the Nasdaq Global Select Market (“NASDAQ”).  Our independent directors are scheduled to meet in executive session without the presence of management no fewer than two times each year.  The independent directors met six times in 2012.

Audit Committee

The Audit Committee, among other things:

•	oversees the financial reporting process for which management is responsible;

•	appoints and oversees the engagement of the independent auditors for audit and non-audit services;

•	monitors the qualifications and independence of the independent auditors;

•	reviews and approves all audit and non-audit services and fees;

•	reviews the scope and results of the audit with the independent auditors;

•	reviews the scope and results of internal audit procedures with our internal auditors;

•	evaluates and discusses with the independent auditors and management the adequacy and effectiveness of our system of internal accounting controls and assessment of fraud risk;

•	appoints and oversees the engagement of the Company's internal audit function, including internal audit plan and results;

•	reviews current and pending material litigation with management;

•	conducts or directs investigations of any allegations of material violations of securities laws, fiduciary duties or similar allegations;

•	reviews and oversees the Company's risk management assessment and procedures;

•	reviews and approves related party transactions pursuant to our Statement of Company Policy Regarding Related Party Transactions; and

•	makes inquiries into other matters within the scope of its duties.

During 2012, Messrs. Berntzen, O'Brien and Wilkinson served on the Audit Committee. The Board determined that all members of the Audit Committee were independent in 2012 under the criteria established by NASDAQ. The Board determined that Messrs. Berntzen and O'Brien were “audit committee financial experts” in 2012 within the meaning set forth by the SEC.  Mr. O'Brien has served as Chair of the Audit Committee since 2011 and previously served as Chair of the Audit Committee from 2001 to 2008.  In 2012, the Audit Committee held four meetings.

Compensation Committee

The Compensation Committee reviews and establishes the compensation for our executive officers and has oversight responsibility for administering and awarding grants under our Amended and Restated 1996 Stock Incentive Plan (the “1996 Plan”).   During 2012, Messrs. Goldberg, Michelmore and Wilkinson served on the Compensation Committee.  While Mr. Goldberg was not determined to be “independent” in 2012, the Board determined that it is in the best interests of the Company and its stockholders for Mr. Goldberg to serve as a member of the Compensation Committee due to his unique and extensive knowledge of the aluminum industry by virtue of his position as Asset and Investment Manager of the Aluminum and Alumina Department of Glencore. Mr. Michelmore has served as Chair of the Compensation Committee since 2011. The Compensation Committee held five meetings in 2012.

The Compensation Committee reviews the relationship between our risk management policies and practices and the incentive compensation we provide to our named executives to confirm that our incentive compensation does not encourage unnecessary and excessive risks. The Compensation Committee also reviews the relationship between risk management policies and practices, corporate strategy and senior executive compensation.  Our compensation programs are discretionary, balanced and focused on the long-term. Under this structure, management can achieve the highest amount of compensation through consistent superior performance over extended periods of time. This incentivizes management to manage the Company for the long term and to avoid excessive risk-taking in the short-term. Goals and objectives reflect a balanced mix of quantitative and qualitative performance measures to avoid excessive weight on a single performance measure and the elements of compensation are similarly balanced among cash, time-vested performance share units (which do not contain any performance based vesting requirements and settle in Century stock), and cash-settled performance-based awards. With limited exceptions, the Compensation Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted.  Based on its assessment of our compensation policies and practices, the Compensation Committee has determined that it is not reasonably likely that Century's compensation and benefit plans would have a material adverse effect on Century.

Governance and Nominating Committee

The Governance and Nominating Committee is responsible for, among other things:

•	evaluating the size and composition of the Board;

•	identifying, recruiting and recommending candidates for election to the Board and its committees;

•	overseeing corporate governance matters; and

•	reviewing and making periodic recommendations concerning our corporate governance policies and procedures.

During 2012, Messrs. Blumgart, Goldberg, Jones, Fontaine and O'Brien served on the Governance and Nominating Committee for some period of time.  Mr. Goldberg replaced Mr. Blumgart on the Committee upon Mr. Blumgart's resignation from the Board in March 2012 and Mr. O'Brien replaced Mr. Fontaine on the Committee following the Company's 2012 Annual Meeting at which time Mr. Fontaine did not stand for reelection. While Messrs. Blumgart and Goldberg were not determined to be “independent” in 2012, the Board determined that it is in the best interests of the Company and its stockholders for Messrs. Blumgart and Goldberg to serve as members of the Governance and Nominating Committee due to their unique and extensive knowledge of the aluminum and metals and mining industries. Mr. Jones has served as Chair of the Governance and Nominating Committee since 2011. In 2012, the Governance and Nominating Committee held five meetings.

The Governance and Nominating Committee solicits recommendations for potential Board nominees from a variety of sources, including directors, officers, other individuals with whom the Governance and Nominating Committee members are familiar, through its own research, and third-party research.  The Governance and Nominating Committee also considers nominees recommended by stockholders who submit such recommendations in writing to our Corporate Secretary.  The qualifications and standards the Governance and Nominating Committee will apply in evaluating any recommendations for nomination to the Board include, but are not limited to:

•	significant business or public company experience;

•	a willingness and ability to make a sufficient time commitment to Century's affairs to perform effectively the duties of a director, including regular attendance at Board and committee meetings;

•	skills in finance, international business and knowledge about Century's business or industries;

•	personal qualities of leadership, character, judgment and integrity; and

•	requirements relating to composition of the Board under applicable law and listing standards.

The Governance and Nominating Committee also strongly considers diversity when evaluating any recommendations for nominations to the Board.  The Governance and Nominating Committee takes into consideration each potential nominee's diverse attributes and variety of experiences and viewpoints but does not make decisions to include or exclude a potential nominee solely or largely based on race, ethnicity, gender, national origin or sexual orientation.  While the Board has not adopted a formal policy with respect to diversity, the Governance and Nominating Committee believes that diversity is an important aspect in Board composition.  In selecting a director nominee, the Governance and Nominating Committee focuses on skills, education, experience and qualities that would complement the existing Board, recognizing our diverse global business structure.  Reflecting this diversity, our Board consists of directors who are citizens of six different nations.  Our directors come from diverse business backgrounds including financial, industrial, non-profit and governmental.

Health, Safety and Sustainability Committee

The Health, Safety and Sustainability Committee (the “HSS Committee”) was formed in 2008 to assist the Board with regard to oversight of Century's policies and management systems with respect to health, safety and sustainability matters. Specifically, the HSS Committee is responsible for the regular review of Century's health, safety and sustainability policies and related practices, assessments, performance, compliance and reporting.  The HSS Committee must meet at least twice a year and provide recommendations to the Board.  During 2012, Messrs. Berntzen, Jones and Michelmore served on the HSS Committee.  Mr. Berntzen has served as Chair of the HSS Committee since 2011. The HSS Committee held four meetings in 2012 and holds regular update calls with Company management between meetings.

Stockholder Communications with the Board of Directors

Stockholders may communicate with the Board or any individual director(s) by sending a written communication in an envelope addressed to the Board or the appropriate director(s) in care of our Corporate Secretary, addressed to:  Corporate Secretary, Century Aluminum Company, One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.

Code of Ethics

We have adopted a code of ethics that applies to all employees, including our Chief Executive Officer, Chief Accounting Officer and Controller. A copy of the code of ethics is available on our Internet website at www.centuryaluminum.com and a copy will be mailed to any person, without charge, upon written request addressed to:  Corporate Secretary, Century Aluminum Company, One South Wacker Drive, Suite 1000, Chicago, Illinois 60606.

We intend to disclose any amendments to or waivers of our code of ethics on behalf of our Chief Executive Officer, Chief Accounting Officer or Controller and persons performing similar functions, on our website at www.centuryaluminum.com.

Directors' Compensation

Directors who are full-time salaried employees of Century are not compensated for their service on the Board.  The Board believes that compensation for non-employee directors should be a mix of cash and equity-based compensation and for non-employee, non-independent Board members compensation should be only in cash.  Paying non-employee, non-independent directors only in cash avoids indirectly increasing the beneficial ownership of any stockholder at whose direction a member of our Board serves.  The Compensation Committee evaluates the appropriate level and form of compensation for non-employee directors at least annually and recommends changes to the Board when appropriate.  The Board reviews the committee's recommendations and determines the amount of director compensation.

Equity Awards, Meeting Fees and Retainers. In 2012, each independent director continuing in office after the Annual Meeting of stockholders received an annual grant of time-based performance share units valued at $75,000.  These time-based performance share units vest 100% on the one year anniversary of the grant date.  The shares were granted on the business day following the 2012 annual meeting based on the average closing price of Century's common stock for the 30 trading days preceding the grant date.  In addition, each newly elected independent director receives a one-time grant of 1,000 time-based performance share units that vest 50% following 12 months of service and 50% following 24 months of service.  Vesting of time-based performance share unit awards are subject to acceleration under certain circumstances pursuant to the terms of the award agreement.

During 2012, non-employee directors (other than Messrs. Blumgart, Caplan, Goldberg. Kalmin and Strothotte, who waived their rights to receive compensation, and Chairman Wilkinson, who received the amount noted below) received an annual retainer of $45,000 for their services. Mr. Wilkinson, as Chairman of the Board, received an annual retainer of $110,000. The Chairs of the Audit and Compensation Committees each received an additional $10,000 and the Chairs of the Governance and Nominating and Health, Safety and Sustainability Committees each received an additional $5,000 annual retainer. In addition, each non-employee director received a fee of $2,000 for each Board or Board committee meeting attended. The Chair of the Audit Committee received an additional $1,000 per Audit Committee meeting attended.

The equity awards, meeting fees and retainers above, were set in 2009 based on a competitive assessment of director pay practices among the peer companies used for our executive compensation benchmarking.  In 2012, the Compensation Committee reviewed Century's director pay practices and determined to leave them unchanged for 2012.

Expense Reimbursement.  All directors were reimbursed for their travel and other expenses incurred in attending Board and Board committee meetings, other than Messrs. Blumgart, Caplan, Goldberg, Kalmin and Strothotte, who waived their right to receive expense reimbursement.

The following table sets forth the compensation paid to each director in 2012.

2012 Director Compensation

Director(a)	Fees Earned or Paid in Cash (b)	Stock Awards(c)	Total
Jarl Berntzen	$84,000	$89,178	$173,178
Steven Blumgart	$—	$—	$—
Andrew Caplan	$—	$—	$—
John C. Fontaine	$65,000	$89,178	$154,178
Daniel Goldberg	$—	$—	$—
Peter C. Jones	$82,000	$89,178	$171,178
Steven Kalmin	$—	$—	$—
Andrew Michelmore	$85,000	$89,178	$174,178
John P. O'Brien	$87,000	$89,178	$176,178
Willy R. Strothotte	$—	$—	$—
Terence Wilkinson	$146,000	$89,178	$235,178
(a)	Represents all non-employee directors who served on the Board during 2012. Mr. Bless did not receive compensation for serving as a Board member.
(b)
Represents retainer and meeting fees paid to each non-employee director during 2012 (other than Messrs. Blumgart, Caplan, Goldberg, Kalmin and Strothotte, who waived their right to receive compensation).

(c)
Represents the September 19, 2012 grant of time based performance units awarded to Board members (other than Messrs. Blumgart, Caplan, Goldberg, Kalmin and Strothotte who waived their right to receive compensation), calculated in accordance with ASC 718 Compensation - Stock Compensation.

The following table sets forth the number of outstanding options and stock awards held by non-employee directors as of December 31, 2012:

Name	Number of Options Outstanding as of 12/31/2012(a)	Number of Stock Awards Outstanding as of 12/31/2012(b)
Jarl Berntzen	16,000	11,078
Andrew Caplan	—	—
Daniel Goldberg	—	—
Peter C. Jones	13,000	29,476
Steven Kalmin	—	—
Andrew Michelmore	—	15,643
John P. O'Brien	12,000	36,208
Terence Wilkinson	—	11,578
(a)	All options were fully vested as of December 31, 2012.
(b)	Represents time-vested performance shares held by the named director that have not yet vested or for which settlement has been deferred.
Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons owning more than 10% of a registered class of our equity securities, to file with the SEC reports of ownership and changes in ownership of our equity securities.  These same persons are also required to furnish us with copies of all such forms.  Based solely on a review of the copies of the forms furnished to us and written representations that no Form 5 filings were required, we believe that, with respect to the 2012 fiscal year, all required Section 16(a) filings were timely made.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

Our Compensation Committee (the “Committee”) is a standing committee of our Board of Directors.  The Committee reviews and establishes the compensation for our executive officers and is responsible for administering and awarding grants of equity awards under our 1996 Stock Incentive Plan, which we refer to as the 1996 Plan.

The Committee periodically reviews and modifies Century's compensation and benefit programs, and the principles and philosophies on which these programs are based.  During the year, the Compensation Committee reviewed the structure of the benefits provided by the Company's Annual Incentive Plan (the “AIP”) and Long-term Incentive Plan (the "LTIP") and the change-in-control provisions under the LTIP and 1996 Plan. Based on this review, the Committee determined that it was in the best interest of the Company to make certain changes and adopted the following improvements to more closely align the structure of our compensation programs with the interests of our stockholders:

•	Awards granted for 2012 under the Company's AIP were based on 2012 EBITDA (as defined below under “Target Awards”), the achievement of certain safety goals and individual performance.

•	Performance unit awards granted under the 2012-2014 LTIP were based 100% on the Company's total stockholder return.

•
Our LTIP and 1996 Plan were each amended by the Committee to replace the "single trigger" change in control provision in the plans with a "double trigger," such that awards under these plans will no longer automatically accelerate upon a change in control of the Company, but will now only accelerate upon a qualifying termination of the participant following a change in control.

•	Increased stock ownership requirements for our nonemployee independent directors.

Our Philosophy on Executive Compensation

Our compensation programs are designed to enable Century and its subsidiaries to provide competitive compensation packages that attract, retain and motivate talented executives and managers while aligning management's and stockholders' interests in the enhancement of Company performance and stockholder value. Consistent with this philosophy, the Committee in 2012 amended the performance metrics used to determine awards granted under both the Company's AIP and LTIP to further strengthen the alignment between management's and our stockholders' interests. The Committee determined that awards granted for 2012 under the AIP would be heavily weighted (50%) on EBITDA performance to more closely link executive compensation with the near-term business goal of increasing the Company's operating profitability, and performance unit awards granted under the 2012-2014 LTIP would be based 100% on total stockholder return in order to incentivize management to increase the Company's share price performance over the long-term.

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

At the Company's annual meeting of stockholders held in September 2012, over 79% of the votes cast on the advisory vote to approve the compensation of our named executive officers were voted in favor of the proposal. The Committee believes this affirms our stockholders' support for the Company's approach to executive compensation.

Our Process for Executive Compensation

We review market pay and performance levels, with the help of our compensation consultants, on a regular basis.  We evaluate Company performance against our plans and budgets, pay and performance levels at comparable companies and in the context of the broader economy.  The Committee retains final discretion in determining annual incentive awards and the vesting of performance units.  In general, the Committee makes its final determination of both annual incentive awards and awards earned based on long-term performance in the first quarter following the end of each performance period.

The Committee maintains an annual agenda to help ensure that it discharges its duties in a thoughtful and timely manner.  Agenda items include reviewing market benchmarking, compensation risk assessment, finalizing incentive awards, approving salary adjustments and new incentive plan terms, reviewing market trends or completing a self-assessment.  Other matters may be added to the agenda.  As a general practice, the Committee makes significant decisions over multiple meetings: discussing conceptual matters, reviewing preliminary recommendations and reviewing final recommendations before acting.  The Committee also holds special meetings as necessary in order to perform its duties.

The Committee dedicated significant time and attention to management compensation in 2012, including holding five meetings.

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

Our incentive plans are designed to allow the Committee the discretion to reward outstanding performance significantly above the targeted range in the case of outstanding performance; conversely, when performance is below expectations, our plans are designed to deliver compensation that is below the targeted range and to allow the Committee the discretion to reduce or eliminate certain compensation elements.  In 2012, the Committee designed the compensation program to provide Century's officers total compensation (including annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) that, assuming success in meeting or surpassing criteria under the Company's various incentive plans, was positioned, on average, around the midpoint of the compensation ranges for similarly situated officers at the surveyed companies.

With respect to the named executive officers, in 2012 the Committee primarily focused on the practices of a group of comparably-sized, asset-intensive, metals and other industrial companies.  The Committee chose these parameters, and ultimately the companies noted below, to permit pay to be evaluated in a context that considers businesses with similar exposure to economic forces and business cycles.  The composition of this group is reviewed regularly, and at least annually, and the group is refined to ensure its relevance in light of Century's position, as well as mergers, acquisitions, growth, etc. among the companies.

In 2012, the Committee considered a peer group of companies when evaluating compensation for the named executive officers, which group consisted of companies that the Committee believed was most representative of the Company's current size, revenues, operations and industry. The Committee, with input from management and its compensation consultants, annually reviews the companies included in our peer group and may add or eliminate companies as determined appropriate. For purposes of fiscal 2012 compensation matters, the following companies were included in the Company's peer group:

●	AM Castle & Co.	●	Martin Marietta Materials Inc.
●	Arch Chemicals	●	Minerals Technologies Inc.
●	Buckeye Technologies Inc.	●	Noranda Aluminum Holding Corp.
●	Carpenter Technology Corp	●	Schnitzer Steel Industries Inc.
●	Eagle Materials Inc.	●	Stillwater Mining Co.
●	Genesee &Wyoming Inc.	●	Texas Industries Inc.
●	Gibraltar Industries Inc.	●	Vulcan Materials Company
●	Kaiser Aluminum Corp.	●	Worthington Industries
●	Koppers Holdings Inc.
                Role of the Chief Executive Officer

         As part of its review and determination of Century's compensation objectives, philosophy, programs and decisions, the Committee works with and receives advice and recommendations from our Chief Executive Officer (other than with respect to his own compensation).  The Committee's charter formalizes the working relationship with our Chief Executive Officer and includes the following actions to be taken by the Chief Executive Officer:

•	working with the Committee in its decisions regarding the approval of all general compensation plans and policies, including pension, savings, incentive and equity-based plans;

•	reviewing and determining the respective corporate and individual goals and objectives for the other named executive officers relevant to their compensation;

•	providing the Committee an evaluation of the performance of the other named executive officers in light of their respective corporate and individual goals and objectives; and

•	recommending to the Committee the compensation levels of the other named executive officers.
The Committee considers the recommendations of our Chief Executive Officer, together with the review by our compensation consultant, in making independent determinations regarding executive compensation.  For 2012 compensation, Mr. Bless did not recommend his level of compensation to the Committee.

Our Chief Executive Officer attends all Committee meetings, other than those portions that are held in executive session, and he is not present during voting or deliberations on matters involving his compensation in accordance with the Committee's charter.

Role of Compensation Committee Consultants

The Committee has authority under its charter to retain its own advisers, including compensation consultants. In 2012, the Committee engaged Frederic W. Cook & Co., Inc. (“Frederic Cook”) and Towers Watson as compensation consultants, each of which is independent and without conflicts of interest with the Company. Frederic Cook advised the Committee in connection with designing and implementing the Company's executive compensation programs for 2012, including with respect to compensation philosophy, objectives, annual and long-term plan designs, and market pay levels.  Towers Watson was engaged on a more limited basis, assisting the Committee with the preparation of the Compensation Discussion and Analysis report for the Company's 2012 proxy statement. Neither Frederic Cook nor Tower Watson provided services to the Company in 2012 other than the services provided directly to the Committee.

Overview of Compensation Elements

The list below summarizes the general elements and characteristics of our executive compensation programs.  Detailed narratives of these compensation elements are provided in a later section.

•	Base salary: Base salary is determined by our philosophy, the position (skills, duties, responsibilities, etc.), market pay levels and trends, individual performance and prior salary;

•
Annual incentive awards: Variable compensation is payable in cash (or at the discretion of the Committee, shares or stock options) following the fiscal year the pay is earned; payment is based on the Committee's review of achievement of pre-set performance goals;

•
Long-term incentives: Variable compensation is payable in cash (or at the discretion of the Committee, shares or stock options) and/or time-vested performance shares; payment for performance unit awards is based 100% on total stockholder return over the measurement period; and

•
Retirement benefits: Tax qualified defined benefit and defined contribution plans apply to salaried employees of our U.S. companies who meet eligibility requirements.  In addition, our nonqualified defined benefit plan provides a select group of participants with benefits above the level permitted under a qualified plan.

Compensation Program Details

Base Salary

Base salary provides a secure base of compensation in an amount that recognizes the role and responsibility of the executive officer, as well as his experience, performance and contributions. The Committee typically reviews the salaries of our named executive officers annually (in the fourth quarter or early the following year). The amount of any increase is based primarily on the named executive officer's performance, the level of his responsibilities and the external competitiveness of his base salary and overall total compensation. In addition, the Committee may review the salaries of our named executive officers in connection with a promotion or other change in responsibility. The Committee's review of these factors is subjective and no fixed value or weight is assigned to any specific factor when making salary decisions.

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

Following Mr. Bless' appointment as President and Chief Executive Officer in February 2012, Mr. Bless' 2012 annual base salary was increased to $730,000, effective as of January 1, 2012.

Annual Incentive Awards

The AIP is designed to motivate and reward our executive officers in achieving the Company's short-term financial and operational objectives. Under our AIP, executives (including the named executive officers) are eligible to receive an award, which has historically been paid in cash, but may be paid, at the discretion of the Committee, in cash, shares or stock options.

Target Awards

For fiscal 2012, the Committee determined the amount of the annual incentive awards that would be paid to the named executive officers based on the achievement of pre-established corporate and individual goals, as described below. For our executive officers, 70% of their award is based on the degree to which these corporate performance goals are achieved and 30% is based on their individual performance and achievements. For fiscal 2012, the two metrics used to measure corporate performance for determining payouts were: (i) EBITDA, which had a 50% weighting and (ii) safety performance, which had a 20% weighting. These metrics and their assigned weights reflect our near-term business goals of increasing operating profitability and improving the safety of our workplaces.

For purposes of this program, EBITDA is defined as the Company's net income excluding, as applicable: (i) equity in earnings (losses) of joint ventures, (ii) income tax expense/benefit, (iii) net gain/(loss) on forward contracts, (iv) interest expense/income and (v) depreciation.

The 2012 safety targets were to achieve a combined weighted average (based on total headcount) at our Hawesville and Grundartangi facilities of a: (i) total recordable case incident rate ("TCIR") of 1.96 and (ii) days away, restrictions and job transfers rate ("DART") of 1.43. Each of TCIR and DART had a 10% weighting.

The following table summarizes the performance range and payout for these performance metrics:

Performance Metric
EBITDA (50% weighting)	Performance Range	90% of target	100% of target	110% of target	120% of target	130% of target
	Payout Level	50%	100%	125%	160%	200%
TCIR (10% weighting)	Performance Range	10% worse than target	target	8% better than target	16% better than target	23% better than target
	Payout Level	50%	100%	133%	167%	200%
DART (10% weighting)	Performance Range	10% worse than target	target	6% better than target	13% better than target	19% better than target
	Payout Level	50%	100%	133%	167%	200%
The Committee reviews and approves the performance metrics and target levels of performance annually.  The Committee sets targets that it believes are challenging but reasonably attainable.  In general, payouts may be above or below target depending on performance above or below the targeted levels based on a straight line interpolation.  However, in each case, the Committee retains absolute discretion to modify or eliminate any incentive awards if the Committee determines such actions are warranted. To reflect the integrated nature of the Company's senior leadership team, performance measure weighting with regard to all 2012 AIP goals was identical for all 2012 AIP participants. The following table summarizes the Company's achievements with respect to the AIP EBITDA and safety performance metrics for 2012:

Operating Result	% of Aggregate Award If Target Achieved	Targets	Achievement
EBITDA	50%
We consider the EBITDA targets to be confidential, and the disclosure of those targets would cause competitive harm to Century. The EBITDA targets are based on business plan assumptions that may allow our competitors to be able to predict our pricing strategies or our ability to match certain prices.
			Performance of this factor was below target for the measurement period, which resulted in a 58% payout of target for this factor.
Safety	20% (10% weighted to each of TCIR and DART)	The 2012 safety targets were to achieve a weighted average (based on total headcount) at our Hawesville and Grundartangi facilities of (i) TCIR of 1.96 and (ii) DART rate of 1.43.
TCIR was 1.49, which was better than the target and resulted in a 200% payout of target for this factor.
DART was 0.99, which was better than the target and resulted in a 200% payout of target for this factor.

As explained above, 30% of an executive officer's target annual incentive relates to individual job performance. In assessing each executive's individual performance, the Committee considers the officer's personal achievements, as well as his individual contributions to the management team, leadership and management of his business or function. The Committee's evaluation of individual contributions is based, in part, on individual performance goals established at the beginning of each period and the Committee's subjective evaluation of the achievement thereof.

Target annual incentive opportunities for 2012 were based on a percentage of base salary:  Mr. Bless 90%; Mr. Leatherberry 70%; Mr. Schneider 55%; and Mr. Hoerner 70%.  The Committee determined these target annual incentive opportunities as part of its total compensation program to provide Century's named executive officers total compensation (including annual base salaries, annual incentive compensation, long-term incentive compensation and retirement benefits) that, assuming success in meeting or surpassing criteria under the Company's various incentive plans, was positioned, on average, around the midpoint of the compensation ranges for similarly situated officers at the surveyed companies.

2012 Payout

The annual incentives paid to Messrs. Bless, Leatherberry, Schneider and Hoerner for 2012 were as follows:

Name	Target Non-Equity Incentive Compensation pursuant to the 2012 Annual Incentive Plan	Actual Non-Equity Incentive Compensation Paid pursuant to the 2012 Annual Incentive Plan
Mr. Bless	$657,000	$683,280
Mr. Leatherberry	$268,450	$277,200	(a)
Mr. Schneider	$159,775	$167,585
Mr. Hoerner	$231,000	$260,000
(a)
Amount included paid to Mr. Leatherberry pursuant to his separation agreement with the Company, dated February 1, 2013. Certain material provisions of his separation agreement are described below under the caption “Summary Compensation Table - Narrative to Summary Compensation Table and Grant of Plan Based Awards Table - Employment and Separation Agreements.”

Long-Term Incentive Awards

The LTIP is designed to align executive compensation with the interests of the Company's stockholders by linking compensation to share price appreciation and total stockholder return over a multi-year period and support the retention of our management team. We provide two types of LTIP awards: performance-units and time-vested performance shares.

Time-vested performance share units are stock-settled awards that are granted at the beginning of the performance period.  Both the performance units and time-vested performance share units vest, in their entirety, after three years. Performance units vest at the discretion of the Committee.

2012-2014 LTIP. The Committee determined that, other than for Mr. Bless, two-thirds of the awards granted under the 2012-2014 LTIP will be performance units and one-third will be time-vested performance shares. Mr. Bless' 2012-2014 LTIP will be three-fourths performance units and one-fourth time-vested performance shares. Performance units are generally cash-settled awards (although the Committee retains the discretion to settle these awards in stock) and have typically been based on the achievement of strategic objectives, free cash flow goals, and the Company's total stockholder return in relation to its peer group over a three-year period. In 2012, however, the Committee determined that for the 2012-2014 performance period (the "Performance Period") performance unit awards under the 2012-2014 LTIP would be earned based 100% upon the Company's total stockholder return ("TSR") relative to the average TSR of the following peer group of aluminum industry companies for the Performance Period: Alcoa Inc., Alumina Limited, Aluminum Corp. of China Limited, Noranda Aluminum Holding Corporation, Norsk Hydro ASA and United Co Rusal PLC.

The Committee established the following range of targets and achievement percentages with respect to TSR for the Performance Period:

	TSR Percentile Ranks		Achievement Percentage
Maximum	150	% of Peer Average	200%
Target	100	% of Peer Average	100%
Threshold	70	% of Peer Average	50%
Below Threshold	>70	% of Peer Average	—%
The Committee believes that basing the 2012-2014 LTIP performance unit awards 100% on TSR further aligns management's and the Company's stockholders' interests by incentivizing management to increase the Company's long-term share price performance. TSR is defined as the change in value of the applicable stock price for the Performance Period, with any dividends during such period being reinvested. For purposes of determining TSR, the applicable stock price shall be calculated based on the average closing stock price for the 20 trading days immediately prior to the beginning and end of the Performance Period. TSR is calculated by the Committee.

2010-2012 LTIP. Awards under the 2010-2012 LTIP were allocated equally between performance units and time-vested performance shares. Performance unit awards under the Company's 2010-2012 LTIP were to be based on the achievement of strategic objectives, free cash flow goals, and the Company's total stockholder return in relation to its peer group over a three-year period. The Committee, however, previously determined that the election of three directors designated by Glencore to our Board of Directors constituted a change in control under the terms of the LTIP and resulted in the accelerated vesting (but not settlement of) of the awards. Accordingly, the following payments were made to the named executive officers:

Name	Pro-rata Original Value of Performance Units Under 2010-2012 LTIP	Pro-rata Cash Settlement Value of Performance Unit Paid Pursuant to 2010-2012 LTIP
Mr. Bless	$162,000	$162,000
Mr. Leatherberry	$135,000	$135,000	(a)
Mr. Schneider	$83,100	$83,100
(a)
Includes amount paid to Mr. Leatherberry pursuant to his separation agreement with the Company, dated February 1, 2013. Certain material provisions of his separation agreement are described below under the caption “Summary Compensation Table - Narrative to Summary Compensation Table and Grant of Plan Based Awards Table - Employment and Separation Agreements.”

Stock Options

Option grants are made on a case-by-case basis to executive officers in connection with hiring awards and to recognize promotions and under other circumstances where deemed appropriate in the Committee's discretion.  It has been the Committee's practice to approve all option grants at Committee meetings.  For initial option grants to our executives made in connection with their employment by Century, the Committee approves the options at the time it approves the executive's overall compensation arrangement and the terms of his or her employment agreement, if any.  Option grants are a high-risk, high return component of the executive total compensation program because stock options deliver value to an executive only if the share price is above the grant price after the date of vesting.  Therefore, the stock options directly align executive officer and stockholder interests.  No option grants were made to the named executive officers in 2012 and no option grants have been made since 2009.

Retirement Benefits

The Century Aluminum 401(k) Plan is a tax-qualified retirement savings plan pursuant to which our U.S. based salaried employees, including our named executive officers, are able to contribute a percentage, up to the limits prescribed by the Internal Revenue Service, of their annual compensation on a pre-tax basis.  In 2011, the Company reinstituted a matching contribution equal to 100% of eligible employees' pre-tax contributions to the 401(k) Plan up to 4% of eligible compensation, and 50% of eligible employees' pre-tax contributions equal to the next 2% of eligible compensation.  Generally, “eligible compensation” used for purposes of calculating contributions under the Plan is the amount paid to an employee as base salary plus bonuses (excluding certain gifts, awards, severance pay, relocation pay, performance shares and amounts realized from the exercise of certain stock awards) up to $245,000 in 2011 and $250,000 in 2012. Each named executive officer was eligible to participate in these benefits in 2012.

We also maintain a non-contributory defined benefit pension plan for our U.S. based salaried employees who meet certain eligibility requirements, which we refer to as our Qualified Plan.  We have also adopted a Supplemental Retirement Income Benefit Plan, or “SERP.”  The SERP provides selected senior executive officers with an additional retirement benefit equal to the amount that would normally be paid under our Qualified Plan if there were no limitations under Sections 415 and 401(a)(17) of the Internal Revenue Code of 1986, as amended (the “Code”).  Final average monthly compensation for purposes of calculating the supplemental benefit will be based on the greater of (a) projected final annual compensation, assuming specified annual increases until retirement age, or (b) the average of the highest three years' annual compensation over the last 10 years of employment.  Each named executive officer, other than Mr. Hoerner, was eligible to participate in the SERP in 2012.

On selective occasions we have also provided enhanced retirement benefits, in the form of an “Enhanced SERP”, which is designed to enhance the total retirement income level, when, due to the executive's age and potential years of service at normal retirement age, benefits under the Qualified Plan and the SERP are projected to be less than a specified percentage of the executive's estimated final average annual compensation.  None of the current named executive officers participate in the Enhanced SERP.

Benefits triggered by retirement are valued and described below under the caption “Executive Compensation-Pension Benefits Table” and “Executive Compensation-Potential Payments upon Termination or Change of Control.”

Policies & Other Technical Considerations

Stock ownership guidelines

We maintain stock ownership guidelines for our executives and nonemployee independent directors.  We adopted these guidelines to further underscore our belief that management's interests should be aligned with those of the stockholders.  In 2012, we reviewed our nonemployee independent director stock ownership guidelines.  After a review of policies in effect at other companies, a decision was made to substantially increase the number of shares required to be held until retirement in order to further emphasize a long-term focus on stockholder value.

The current guidelines for Century's officers and directors are summarized in the table below.  The guidelines are based on a fixed number of shares, which was finalized after giving consideration to the value of the fixed share guidelines as a percent of pay (salary for executives and cash retainer for nonemployee directors).  The guidelines of peers and, on a broader basis, industry practices were considered in developing this policy.

Category	Share Guideline
Chief Executive Officer	150,000
Executive Vice Presidents	48,000
Senior Vice Presidents	18,000
Vice Presidents	6,000
Nonemployee, Independent Directors	20,000

Non-employee, non-independent directors are not subject to these guidelines, although they are urged to follow them.

Officers and non-employee independent directors have five years from the later of the date of hire or the effective date of the guidelines to meet these ownership guidelines.  Officers who are subsequently promoted to a higher category of participant level will have five years from the date of promotion to achieve their increased share guideline.  Each of the named executive officers satisfies the current guidelines, other than Mr. Bless who has until February 2017 to satisfy the guidelines following his promotion to Chief Executive Officer.

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

The Committee agrees with the premise of pay for performance, and it has considered the impact of Section 162(m) on the design of our compensation programs.  But the nature of our business, not the least of which is the impact of metal prices on our results, limits the ability to pre-determine meaningful goals without substantial subsequent discretionary adjustments.  The Committee believes that such discretion is necessary and would not be available as a compensation management tool if incentive payments were to be “performance based” as defined and required under Section 162(m).  Accordingly, it is not the Committee's goal for all compensation to be deductible by us under Section 162(m).

The Committee will continue to consider and weigh the potential loss of expense deductions against its need for discretion in designing programs for the named executive officers.  The Committee does not expect the loss of any such deductions to have a significant impact on Century.

Hedging Policy

The Company has a policy that prohibits executives from engaging in any transaction in which they may profit from short-term speculative swings in the value of the Company's securities. This includes “short sales” (selling borrowed securities which the seller hopes can be purchased at a lower price in the future), “put” and “call” options and other derivatives. In addition, this policy is designed to ensure compliance with all insider trading rules relating to the Company's securities.

Employment Agreements

We currently only have an employment agreement with Mr. Bless.  We had an employment agreement with Mr. Leatherberry prior to him entering his separation agreement. The terms of these agreements, including base salary, initial equity grants, minimum guaranteed bonuses, participation in Century benefit plans and other benefits, are approved by the Committee.  The amounts and types of such compensation are negotiated terms.  When reviewing and negotiating these terms, the Committee is provided with market data by its compensation consultants and considers practices of peer companies and, if applicable, compensation earned and/or forfeited by the officer at a previous employer.  Mr. Leatherberry's employment agreement referred to above has been superseded by his separation agreement with the Company. Certain material provisions of the employment agreement of Mr. Bless and the separation agreement of Mr. Leatherberry are described below under the caption “Summary Compensation Table - Narrative to Summary Compensation Table and Grant of Plan Based Awards Table - Employment and Separation Agreements.”

Post-Termination Compensation and Benefits

Other Post-Termination Benefits

Selected senior executive officers may also receive benefits triggered by death, disability, retirement or termination without cause.  Century has designed these benefits to be competitive with industry standards to attract and retain talented executive and management level personnel.  Benefits triggered by death, disability, retirement and termination without cause are valued and described below under the caption “Executive Compensation-Potential Payments upon Termination or Change of Control.”

Century's policy is that accelerated benefits for executive officers should not be triggered in circumstances where the executive is terminated for cause or resigns voluntarily.

Change in Control

Our policy is to provide change in control protection to our named executive officers based on competitive practice in the industry.  Change in control provisions are contained in long-term compensation agreements, retirement plans and severance protection agreements, particularly for executives who are unlikely to be retained in comparable positions by the acquiring entity upon a change in control.  In addition, change in control protections have historically been designed to maximize stockholder value by creating incentives for named executive officers to explore strategic transactions and work to bring such transactions to fruition if appropriate.  Our 1996 Plan, Executive Severance Plan, Severance Protection Agreements and employment agreements are each intended to provide for certain employee protections in the event of a change in control.  These arrangements have been intended to attract and retain qualified executives that could have other job alternatives that may appear to them to be less risky absent these arrangements, particularly given the significant level of acquisition activity in the metals and mining sectors.

Our Severance Protection Agreements are “double trigger,” meaning that payment of severance benefits is not awarded upon a change in control unless the executive's employment is terminated involuntarily (other than for cause) within 36 months following the transaction. Similarly, our 1996 Plan was recently amended by the Committee to replace the single trigger change in control provision with a double trigger, such that awards will no longer automatically accelerate upon a change in control of the Company, but will now only accelerate upon a qualifying termination of the participant within 24 months following a change in control.

We believe the double trigger structure strikes a balance between the incentives and the executive hiring and retention effects described above, without providing these benefits to executives who continue to enjoy employment with an acquiring company in the event of a change of control transaction.  We also believe this structure is more attractive to potential acquiring companies, who may place significant value on retaining members of our executive management and who may perceive this goal to be undermined if executives receive significant acceleration payments in connection with such a transaction and are no longer required to continue employment to earn these payments.

See “Potential Payments upon Termination or Change of Control-Severance Compensation Arrangements” for additional discussion of the severance compensation agreements of our named executive officers.

Involuntary Severance

The Compensation Committee established the Executive Severance Plan after recognizing a need for severance arrangements beyond the Company's Severance Protection Agreement for those executives without an Employment Agreement. The only named executive officers who are participants in the Executive Severance Plan are Mr. Schneider and Mr. Hoerner.  The key terms of the Executive Severance Plan and benefits triggered by a change in control or involuntary severance are valued and described below under the caption “Executive Compensation - Potential Payments upon Termination or Change of Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis set forth in this 2012 Annual Report on Form 10-K with Century management and based on such review and discussions, the Compensation Committee recommended to Century's Board of Directors that the Compensation Discussion and Analysis be included in this 2012 Annual Report on Form 10-K.

Respectfully Submitted,

The Compensation Committee

Daniel Goldberg	Andrew Michelmore (Chair)	Terence Wilkinson

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation earned by our Chief Executive Officer (who also served as the Company's principal financial officer in 2012) and each of our three other most highly compensated executive officers for services rendered to us in all capacities in 2012.

2012 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(a)	Stock Awards ($)(b)	Option Awards ($)(c)	Non- Equity Incentive Plan Compensation ($)(d)		Change in Pension Value and Nonquaili- fied Deferred Compensation ($)(f)		All Other Compensation ($)(g)		Total ($)
Michael A. Bless	2012	730,000	—	365,855	—	845,280		246,940		855		2,188,930
President and Chief Executive Officer	2011	471,645	—	173,902	—	544,640		240,962		765		1,431,914
	2010	432,000	—	175,426	—	841,216		93,382		765		1,542,789

William J. Leatherberry	2012	383,500	—	—	—	412,200	(e)	174,597	(e)	13,770	(h)	984,067
Executive Vice President, Chief Legal Officer, General Counsel and Secretary	2011	374,000	—	146,817	—	489,200		215,492		13,430		1,238,939
	2010	360,000	—	146,213	—	845,375		68,613		1,180		1,421,381

Steve Schneider	2012	290,500	—	67,874	—	250,685		165,930		16,450	(h)	791,439
Senior Vice President, Chief Accounting Officer and Controller	2011	283,000	—	88,872	—	259,585		276,200		16,110		923,767
	2010	277,000	—	89,988	—	361,299		158,936		3,860		891,083

John E. Hoerner	2012	330,000	—	88,113	—	260,000		58,697		6,355	(i)	743,165
Vice President, North American Operations

(a)		There were no discretionary bonuses paid to the named executive officers in 2012.
(b)
Represents the grant date fair value of stock awards granted to the named executive officer in the respective fiscal year, calculated in accordance with ASC 718 Compensation - Stock Compensation. 2012 stock awards represent awards granted pursuant to the 2012-2014 LTIP.

(c)		There were no awards of options to the named executive officers in 2012.
(d)		Represents the fair value of amounts earned by the named executive officer under the 2012 AIP and the 2010-2012 LTIP (performance units). 2012 amount was paid in April 2013.
(e)		Paid to Mr. Leatherberry pursuant to his separation agreement with the Company, dated February 1, 2013.
(f)
Represents the change in the actuarial present value of accumulated retirement benefits. Decreased interest rates, which are used to discount future payments under the pension plans, significantly increased the present value of pension benefits in 2012.

(g)		Includes term life insurance, 401(k) match, Company paid life insurance, as applicable.
(h)		Includes 401(k) match of $12,500.
(i)		Includes 401(k) match of $5,500.

GRANTS OF PLAN BASED AWARDS

The following table sets forth information regarding the estimated future payouts under our 1996 Plan and LTIP to our named executive officers.

2012 Grants of Plan Based Awards Table

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock(d)	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Award(e)
Name	Grant Date(a)	Threshold	Target(b)	Maximum(c)
Michael A. Bless	March 18, 2013	—	1,095,000	2,190,000	37,834	—	—	$365,855
Steve Schneider	March 18, 2013	—	135,634	271,269	7,019	—	—	$67,874
John Hoerner	March 18, 2013	—	176,088	352,176	9,112	—	—	$88,113

(a)								The Committee took final action on March 18, 2013 to grant awards under the 2012-2014 LTIP that were initially authorized and approved by the Committee in 2012.
(b)								Represents the target potential cash payment under the 2012-2014 LTIP. Awards, if any, will be paid in 2015 after consideration by the Compensation Committee.
(c)								Represents the maximum potential cash payment under the 2012-2014 LTIP. Awards, if any, will be paid in 2015 after consideration by the Compensation Committee.
(d)								Represents the number of time-vested performance share units granted to the named executive officer under the 2012-2014 LTIP.
(e)								Represents the grant date fair value of stock awards granted to the named executive officer in the respective fiscal year, calculated in accordance with ASC 718 Compensation - Stock Compensation.

Narrative to the Summary Compensation Table and Grants of Plan Based Awards Table

Employment and Separation Agreements

We have an employment agreement with Mr. Bless.  Mr. Bless' agreement provides for automatic extensions on each January 1 for an additional one-year period unless timely notice of termination is delivered by a party pursuant to the terms of the employment agreement.  Effective January 1, 2011, Mr. Bless' agreement was so extended to December 31, 2013. Mr. Bless' agreement provides that his salary shall be subject to increase from time to time at the discretion of the Compensation Committee.  Mr. Bless' employment agreement has not been amended to date following his appointment as President and Chief Executive Officer.  This agreement also provides that Mr. Bless is eligible to participate in our incentive compensation plans, subject to the discretion of the Compensation Committee, and he is also eligible for stock option grants and performance share awards under the 1996 Plan and participation in the SERP.

Effective as of February 1, 2013, the Company entered into a Separation Agreement and General Release (the "Separation Agreement") with Mr. Leatherberry. Pursuant to the Separation Agreement, Mr. Leatherberry resigned as an executive officer of the Company effective as of February 1, 2013. The Separation Agreement supersedes both Mr. Leatherberry's employment agreement and his severance protection agreement with the Company that were in effect at the time of his resignation. Mr. Leatherberry will continue as a non-executive employee of the Company until June 21, 2013, or such other date as mutually agreed between Mr. Leatherberry and the Company (the “Termination Date”). For his service during the transition period, Mr. Leatherberry will receive a base salary at a rate equal to his current base salary and shall be entitled to continue to participate in all employee benefit and welfare plans in which he currently participates.

Under the terms of his Separation agreement, Mr. Leatherberry has agreed to a general release of claims with respect to the Company (including any claims arising under his employment agreement or severance protection agreement) and is subject to non-disparagement, cooperation and confidentiality provisions. In consideration for his agreement to the general release and these restrictive covenants and subject to compliance with the terms of his Separation Agreement, the Company has agreed to pay Mr. Leatherberry (i) aggregate cash severance and other payments equal to $1,675,475, (ii) payouts or share settlements of previously vested performance units and performance share units and (iii) a lump sum pension benefit calculated in the manner provided in his severance protection agreement, with the calculation based on the Termination Date. Mr. Leatherberry will also receive reimbursement of legal fees and reimbursement of COBRA premiums for continued COBRA group health and dental coverage for a period of 24 months.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding outstanding equity awards for our named executive officers as of December 31, 2012.

2012 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plans: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested(d)
Michael A. Bless	30,000	—	—	$29.92	Jan. 23, 2016	37,834	(a)	$331,426
	27,618	—		$6.55	May 4, 2019

William J. Leatherberry	5,000	—	—	$64.39	Feb. 22, 2018	—		$—
	20,228	—		$6.55	May 4, 2019

Steve Schneider	17,801	—	—	$6.55	May 4, 2019	7,019	(a)	$61,486

John E. Hoerner	—	—	—	$—		13,032	(b)	$114,160
						20,000	(c)	$175,200
(a)				Represents the number of time-vested performance share units under the 2012-2014 LTIP, which will vest December 31, 2014.
(b)
Represents (i) 3,920 time-vested performance share units granted under the 2011-2013 LTIP, which will vest on December 31, 2013, and (ii) 9,112 time-vested performance share units under the 2012-2014 LTIP, which will vest December 31, 2014.

(c)
Represents the number of share units granted to the officer in an initial equity grant on September 1, 2011, of which 50% vested on February 28, 2013 and 50% will vest in the ordinary course on February 28, 2014.

(d)				Based on the closing market price for shares of our common stock of $8.76 on December 31, 2012.

Option Exercises and Stock Vested

The following table sets forth information regarding option exercises and vesting and settlement of performance shares for our named executive officers as of December 31, 2012.

2012 Option Exercise and Stock Vested Table

Name	Number of Shares Acquired on Vesting	Value Realized on Vesting
Michael A. Bless	11,950(a)	$104,682
William J. Leatherberry	9,960(a)	$87,250
Steve Schneider	6,130(a)	$53,699
John E. Hoerner	5,000(b)	$50,550

(a)		Shares received pursuant to the 2010-2012 LTIP that vested on December 31, 2012.
(b)		Shares received pursuant to Mr. Hoerner's initial equity grant that vested on February 28, 2012.
Deferred Compensation

The election of three directors designated by Glencore to our Board of Directors in June 2011 previously was determined to have resulted in the accelerated vesting of certain awards granted under the Company's Amended and Restated 1996 Stock Incentive Plan and the Long-Term Incentive Plan.  However, pursuant to the terms of the Amended and Restated 1996 Stock Incentive Plan and the Long-Term Incentive Plan, such awards would continue to settle on the originally scheduled dates absent the occurrence of certain subsequent events.  The awards held by our named executive officers that previously were determined to have vested in June 2011, but have not yet settled, are set forth in the table below.

Nonqualified Deferred Compensation

Name	Registrant Contributions in Last Fiscal Year(a)		Aggregate Balance at Last Fiscal Year End
Michael A Bless	$254,540	(b)	$254,540
William J. Leatherberry	$214,894	(c)	$214,894
Steve Schneider	$130,084	(d)	$130,084
(a)			Based on the closing market price for shares of our common stock of $8.76 on December 31, 2012.
(b)
Represents the market value as of December 31, 2012 of 10,093 time-vested performance shares and 166,125 cash-settled performance units that have vested, but not yet settled under the 2011-2013 Long-Term Incentive Plan. Absent a subsequent event, these performance units will settle on December 31, 2013.

(c)
Represents the market value as of December 31, 2012 of 8,521 time-vested performance shares and 140,250 cash-settled performance units that have vested, but not yet settled under the 2011-2013 Long-Term Incentive Plan. Absent a subsequent event, the performance shares will settle on December 31, 2013. These time-vested performance shares and cash-settled performance units will be delivered and paid, respectively, to the officer pursuant to his Separation Agreement.

(d)
Represents the market value as of December 31, 2012 of 5,158 time-vested performance units and 84,900 cash-settled performance units that have vested, but not yet settled under the 2011-2013 Long-Term Incentive Plan. Absent a subsequent event, the performance shares will settle on December 31, 2013.

Post Employment Compensation
Pension Benefits

As discussed above under the heading “Retirement Benefits,” we maintain both the Qualified Plan and the SERP as retirement plans for our U.S. based salaried employees. The Qualified Plan provides lifetime annual benefits starting at age 62 equal to 12 multiplied by the greater of: (i) 1.5% of final average monthly compensation multiplied by years of credited service (up to 40 years), or (ii) $22.25 multiplied by years of credited service (up to 40 years), less the total monthly vested benefit payable as a life annuity at age 62 under predecessor plans which we acquired. We determine final average monthly compensation under the qualified plans as the highest monthly average for 36 consecutive months in the 120-month period ending on the last day of the calendar month completed at or prior to a termination of service. Participants' pension rights vest after a five-year period of service, or earlier if the participant has reached the age of 62. An early retirement benefit (actuarially reduced beginning at age 55) and a disability benefit are also available. The compensation covered by the plan includes all compensation, subject to certain exclusions, before any reduction for 401(k) contributions, subject to the maximum limits under the Code.

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

2012 Pension Benefits Table

Name	Plan Name	Number of Years of Credited Service	Present Value of Accumulated Benefit
Michael A. Bless	Non-Contributory Defined Pension Plan	6.92	$443,129
	Supplemental Retirement Income Benefit Plan (SERP)		$330,585

William J. Leatherberry	Non-Contributory Defined Pension Plan	8.00	$254,264
	Supplemental Retirement Income Benefit Plan (SERP)		$294,543

Steve Schneider	Non-Contributory Defined Pension Plan	11.75	$972,811
	Supplemental Retirement Income Benefit Plan (SERP)		$94,664

John E. Hoerner	Non-Contributory Defined Pension Plan	1.33	$58,697
	Supplemental Retirement Income Benefit Plan (SERP)		$—

Potential Payments upon Termination or Change of Control

The following table sets forth the amount of compensation payable to each of our named executive officers upon termination of such executive's employment. The amount of compensation payable to each named executive officer following: termination following a change of control, involuntary termination for cause, involuntary termination not-for-cause, death, disability, retirement and voluntary resignation is shown. The amounts shown assume that such termination was effective as of December 31, 2012.  The actual amount to be paid can only be determined at the time of such executive's termination.

2012 Potential Payments upon Termination or Change of Control Tables

	Type of Termination
Named Executive Officer	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control
Michael A. Bless
Salary	$—		$1,460,000		$—		$—		$1,460,000		$—		$2,190,000
Bonus	—		1,877,560		—		—		1,877,560		511,000		2,733,120
Qualified Retirement Benefits	443,129	(a)	443,129	(a)	443,129	(a)	443,129	(a)	443,129	(a)	221,565	(b)	443,129	(a)
SERP	330,585	(a)	330,585	(a)	330,585	(a)	330,585	(a)	330,585	(a)	165,293	(b)	599,368	(d)
Performance Shares	—		419,841	(h)	—		—		419,841	(h)	419,841	(h)	419,841	(h)
Performance Units	—		—	(f)	—		—		—	(f)	—	(f)	1,261,125	(g)
Excise Tax Gross-Up	—		—		—		—		—		—		3,452,922
Insurance Continuation	—		—		—		—		—		—		61,926
Total	$773,714		$4,531,115		$773,714		$773,714		$4,531,115		$1,317,698		$11,161,431

William J. Leatherberry(c)
Qualified Retirement Benefits	$254,264	(a)	$—		$—		$—		$—		$—		$—
SERP	294,543	(a)	—		—		—		—		—		—
Total	$548,807		$—		$—		$—		$—		$—		$—

Steve Schneider
Salary	$—		$290,500		$—		$—		$—		$—		$581,000
Bonus	—		319,550		—		—		—	(e)	—	(e)	540,000
Qualified Retirement Benefits	972,811	(a)	972,811	(a)	972,811	(a)	972,811	(a)	972,811	(a)	486,406	(b)	972,811	(a)
SERP	94,664	(a)	90,787	(a)	94,664	(a)	94,664	(a)	94,664	(a)	47,332	(b)	222,122	(d)
Performance Shares	—		—		—		—		106,671	(h)	106,671	(h)	106,671	(h)
Performance Units	—		—	(f)	—		—		—	(f)	—	(f)	220,534	(g)
Insurance Continuation	—		47,474		—		—		—		—		47,474
Total	$1,067,475		$1,721,122		$1,067,475		$1,067,475		$1,174,146		$640,408		$2,690,612

	Type of Termination
Named Executive Officer	Voluntary		By Company without Cause or by Officer with Good Reason		By Company with Cause		Retirement		Disability		Death		Following a Change in Control
John E. Hoerner
Salary	$—		$330,000		$—		$—		$—		$—		$330,000
Bonus	—		363,000		—		—		—	(e)	—	(e)	363,000
Qualified Retirement Benefits	58,697	(a)	58,697	(a)	58,697	(a)	58,697	(a)	58,697	(a)	29,349	(b)	102,757	(d)
Performance Shares	—		—		—		—		289,360	(i)	289,360	(i)	289,360	(i)
Performance Units	—		—	(f)	—		—		—	(f)	—	(f)	249,421	(g)
Insurance Continuation	—		20,642		—		—		—		—		20,642
Total	$58,697		$772,339		$58,697		$58,697		$348,057		$318,709		$1,355,180
(a)
Amount shown will not be paid to the named executive as a lump sum. Rather, the amount represents the actuarial calculated present value of benefits that will be received upon reaching normal retirement age (62).

(b)
Amount shown will not be paid to the named executive as a lump sum. Rather, the amount represents the actuarial calculated present value of benefits that will be paid to a surviving spouse as an annuity in the event of the named executive's death.

(c)
Any 2012 potential payments upon termination or change of control for Mr. Leatherberry were superseded by his Separation Agreement. Certain material provisions of the Separation Agreement with Mr. Leatherberry are described above under the caption “Summary Compensation Table - Narrative to Summary Compensation Table and Grant of Plan Based Awards Table - Employment and Separation Agreements.”

(d)
Represents the amount the named executive will receive as a lump sum payment of the actuarial equivalent of the difference between the retirement benefits the named executive is currently entitled to receive under our qualified pension plan and a “recalculated” retirement benefit that includes additional 12, 24 or 36 months, as applicable, of credited service. In addition, the named executive is entitled to the remainder of the retirement benefits upon reaching normal retirement age.

(e)	Final award determination will be made by the Committee under the Company's AIP.
(f)
Final award determination for each of the 2011-2013 and 2012-2014 LTIP performance unit programs will be made by the Committee in 2014 and 2015, respectively. Performance units are valued at $1 per unit.

(g)
Represents the value of performance units at 100% of target award under our 2011-2013 and 2012-2014 LTIP performance unit programs that will vest immediately under a change in control. Performance units are valued at $1 per unit.

(h)
Represents the value of 2011-2013 and 2012-2014 LTIP plan periods. Time vested performance share units, which will vest immediately due to disability or death. Value is based on our December 31, 2012 closing stock price.

(i)
Represents the value of 2011-2013 and 2012-2014 LTIP plan periods as well as initial equity grant on September 1, 2011. Time vested performance share units, which will vest immediately due to disability or death. Value is based on our December 31, 2012 closing stock.

Severance Compensation Arrangements

Severance Protection Agreements

As discussed under the heading “Post-Termination Compensation and Benefits,” we have entered into severance protection agreements with each of Messrs. Bless and Schneider. We also had a severance protection agreement with Mr. Leatherberry, which was superseded by his Separation Agreement as described above under Employment and Separation Agreements. The severance protection agreements generally provide that if within 36 months after we experience a change in control the executive's employment is terminated either (i) by us for other than cause or disability, or (ii) by such executive for good reason, then such executive will receive a lump sum payment equal to three times for Mr. Bless, and two times for Mr. Schneider, the aggregate of the highest base salary and the highest annual cash bonus or bonuses received by such executive in any of the most recent five years. Also, upon a change in control, unvested stock options and performance shares held by such executives will vest assuming that all performance targets were achieved at the 100% level. The agreements also provide that we will continue to provide benefits to each executive for a period of three years for Mr. Bless and two years for Mr. Schneider, after the date of his termination. In addition, the executive will be credited for pension purposes, a period of two to three years, as the case may be, beyond the termination date, at that executive's highest base salary and highest bonus level, and Century will pay to the executive in a single lump sum the difference between the actuarial equivalent of (a) what the executive would have been entitled to under our retirement plans and (b) what he is entitled to taking into account the terms of the severance protection agreement, assuming the executive is 100% vested in the increase benefit under the retirement plans. The agreements are for a set period of time, but are subject to automatic one-year extensions on each January 1, unless the executive's employment is terminated prior to a change in control.

Employment Agreements

Our employment agreement with Mr. Bless provides that upon termination of employment for any reason other than voluntary resignation without cause, death, disability or “for cause”, Mr. Bless will be entitled to receive termination payments equal to (i) 100% of his base salary and bonus (based on the highest annual bonus payment within the prior three years) for the remainder of the term of the agreement (with a minimum of one year's salary plus bonus), (ii) his pro-rated target annual bonus for the period prior to his termination and (iii) an amount equal to his target long-term cash incentive compensation award (assuming achievement at target level of performance goals for the performance period).

If Mr. Bless is terminated as a result of his disability, the payments due to the executive will be reduced by any payments he receives under our disability plans.  Also, any termination payments under Mr. Bless' employment agreement may not be duplicated under his severance protection agreements described above.

We also had an employment agreement with Mr. Leatherberry, which was superseded by his Separation Agreement as described above under Employment and Separation Agreements.

Executive Severance Plan

Messrs. Schneider and Hoerner are participants in our Executive Severance Plan.  The Executive Severance Plan provides that upon a termination of employment for any reason other than voluntary resignation without cause, death, disability or “for cause”, Messrs. Schneider and Hoerner will be entitled to receive termination payments equal to (i) 100% of their respective base salary, (ii) 100% of the greater of (x) their respective target annual bonus on their respective termination date and (y) their respective target annual bonus for the most recently completed fiscal year and (iii) their respective pro-rated target annual bonus for the period prior to their termination.

409A and other tax considerations

Any amounts payable to each officer by reason of his termination of employment that are determined to constitute payments of “nonqualified deferred compensation,” as that term is used for purposed of Section 409A of the Internal Revenue Code, shall be payable, together with interest thereon, on the first business day of the seventh month following his termination of employment; and, for our officers that have employment agreements, require that the executive receive any severance at the same time and in the same form as required under the executive's employment agreement in lieu of single lump sum severance payments under certain circumstances and added a covenant on the part of the executive to maintain the confidentiality of information the executive received in the course of his employment.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information concerning the beneficial ownership of our common stock, as of the dates noted below, by each person known by us to be the beneficial owner of five percent or more of the outstanding shares of our common stock.  The percent of class shown below is based on 88,596,210 shares of common stock outstanding as of March 31, 2013.

Name	Amount and Nature of Beneficial Ownership(a)	Percent of Class
Glencore AG(b)	36,994,559	41.76%
Dimensional Fund Advisors LP(c)	5,874,192	6.63%
(a)	Each entity has sole voting and dispositive power, except as otherwise indicated.
(b)
Based on information set forth in a Form 4 filing dated April 2, 2013, by Glencore AG, Glencore International AG and Glencore International plc (“Glencore”).  Glencore's principal business address is Baarermattstresse 3, P.O. Box 666, CH-6341 Baar, V8, Switzerland,  In addition, the above information as to Glencore's beneficial ownership of our outstanding common stock includes 7,994,459 shares acquired through the automatic conversion of our Series A Convertible Preferred Stock and excludes the 8,005,541 shares of our common stock issuable upon conversion of our Series A Convertible Preferred Stock owned by Glencore AG, which are convertible only upon the occurrence of events that have not transpired and that are outside of the control of Glencore AG, or in circumstances that would not result in an increase in the percentage of the outstanding shares of our common stock beneficially owned by Glencore.  In addition, Glencore has entered into cash-settled total return swaps that give Glencore economic exposure to an additional 9,129,302 shares of our common stock.

(c)
Based on information set forth in a Schedule 13G/A filing dated February 11, 2013, by Dimensional Fund Advisors LP (“Dimensional”).  Dimensional is an investment advisor and furnishes investment advice to four investment companies and serves as investment manager to certain other commingled group trusts and separate accounts (“Funds”).  As an investment advisor and/or manager, Dimensional does not possess voting and/or investment power over these shares though it may be deemed to be the beneficial owner of these shares.  These shares are owned by the Funds and Dimensional specifically disclaims beneficial ownership of these securities.  The principal business address of Dimensional Fund Advisors LP is Palisades West, Building One, 6300 Bee Cave Road, Austin, Texas 78746.

Security Ownership of Directors and Named Executive Officers

The following table sets forth certain information concerning the beneficial ownership of our common stock as of March 31, 2013 by: (i) each of our current directors, (ii) each of our named executive officers and (iii) all of our directors and named executive officers as a group.  No director or executive officer beneficially owned more than 1% of our outstanding common stock. All of our directors and named executive officers as a group beneficially owned less than 1% of our outstanding common stock.

	Amount and Nature of Beneficial Ownership(a)
Name	Common Stock		Exercisable Stock Options(b)
Jarl Berntzen	37,255		16,000
Michael A. Bless	24,302	(c)	57,618
Andrew J. Caplan	—	(d)	—
Daniel Goldberg	—	(d)	—
John E. Hoerner	9,114		—
Peter C. Jones	20,857		13,000
Steven Kalmin	—	(d)	—
Andrew Michelmore	18,810		—
John P. O'Brien	30,125		12,000
Steve Schneider	23,095	(c)	17,801
Terence Wilkinson	16,643		—
All Directors and Executive Officers as a Group (16 persons)	180,201		116,419
(a)			Each individual has sole voting and dispositive power except as otherwise noted.
(b)			Represents shares that are subject to options that are presently exercisable or exercisable within 60 days of March 31, 2013.
(c)			Represents shares that are jointly owned or held in a trust and subject to shared voting and dispositive power.
(d)
Excludes 36,994,559 shares owned by Glencore, for which Mr. Kalmin serves as Chief Financial Officer, Mr. Goldberg serves as the Asset and Investment Manager of the Aluminum and Alumina Department and Mr. Caplan serves as the Bauxite and Alumina Manager.

Equity Compensation Plan Information

Equity Compensation Plan Information(a)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	1,022,467	$24.60(b)	7,325,571
(a)	As of December 31, 2012.
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

Since 2010, we have had agreements to buy alumina from Glencore for Grundartangi. Glencore agreed to supply us with18,000 metric tons of alumina in 2010 at a fixed price. Based on a survey of suppliers at the time that had the ability to deliver spot alumina on the specified terms, we believe that the alumina purchased from Glencore under this contract was purchased at prices that approximate market. In 2012 and 2011, the pricing on these alumina purchase agreements for Grundartangi has been indexed to the LME price for primary aluminum.

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

	Year Ended December 31,
	2012	2011	2010
Net sales to Glencore	$552,299	$564,431	$413,408
Purchases from Glencore	$145,589	$187,691	$106,381
Purchases from BHH	$39,337	$19,543	$19,690
Cash premium to Glencore for put option contracts	$—	$2,106	$6,341

Director Independence

For a discussion of the independence of our directors, see “Corporate Governance and Other Board Matters” above.

Item 14.  Principal Accountant Fees and Services.

For the years ended December 31, 2012 and 2011, the aggregate fees billed by Deloitte & Touche LLP are set forth below:

	2012	2011
Audit Fees	$1,806,000	$1,755,000
Audit - Related Fees	97,000	96,000
Tax Fees	70,000	101,000
All Other Fees	85,000	21,000
Total Fees	$2,058,000	$1,973,000

Audit Fees.  Audit Fees include professional services rendered in connection with the audit of our consolidated financial statements, audit of the effectiveness of our internal control over financial reporting, statutory audits, reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q, consultation on accounting matters, and review of documents filed with the SEC.

Audit-Related Fees.  Audit-Related Fees include audits of our employee benefit plans.

 Tax Fees. Tax Fees include the preparation of federal and state tax returns, and consultation related to tax planning, tax advice, tax compliance, and acquisitions.

All Other Fees.  All Other Fees include due diligence, registration statements, and consultation on accounting matters.

All services rendered by Deloitte & Touche LLP are pre-approved by the Audit Committee in accordance with the Committee's pre-approval procedures. Under those procedures, the terms and fees of annual audit services, and changes thereto, must be approved by the Audit Committee. The Audit Committee also pre-approves the scope of audit-related, tax and other non-audit services that may be performed by our independent auditors during the fiscal year, subject to dollar limitations set by the Committee. The foregoing pre-approval procedures are subject to the de minimis exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which are approved by the Audit Committee prior to completion of the audit.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)(3)  Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Century Aluminum Company
By:	/s/ Michael A. Bless
Name:	Michael A. Bless
Title:	President and Chief Executive Officer
Date:	April 30, 2013

Exhibit Index

Exhibit Number	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification