Form 10-Q
period 2013-03-31
CENTURY ALUMINUM CO
filed 2013-05-10
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______.
Commission file number 1-34474
Century Aluminum Company
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3070826 (IRS Employer Identification No.)
One South Wacker Drive Suite 1000 Chicago, Illinois (Address of principal executive offices)	60606 (Zip Code)
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
☐ Yes ☒ No

The registrant had 88,596,209 shares of common stock outstanding at April 30, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$195,471	$183,976
Restricted cash	258	258
Accounts receivable — net	52,312	50,667
Due from affiliates	43,561	37,870
Inventories	156,815	159,925
Prepaid and other current assets	41,163	34,975
Deferred taxes - current portion	19,726	19,726
Total current assets	509,306	487,397
Property, plant and equipment — net	1,180,770	1,188,214
Other assets	101,039	100,715
TOTAL	$1,791,115	$1,776,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$75,796	$75,370
Due to affiliates	50,210	39,737
Accrued and other current liabilities	49,001	40,099
Accrued employee benefits costs — current portion	18,668	18,683
Industrial revenue bonds	7,815	7,815
Total current liabilities	201,490	181,704
Senior notes payable	250,861	250,582
Accrued pension benefits costs — less current portion	67,322	67,878
Accrued postretirement benefits costs — less current portion	143,794	143,105
Other liabilities	25,278	40,162
Deferred taxes	110,361	110,252
Total noncurrent liabilities	597,616	611,979
COMMITMENTS AND CONTINGENCIES (NOTE 10)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,084 and 80,283 issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,382,730 issued and 88,596,209 outstanding at March 31, 2013; 93,335,158 issued and 88,548,637 outstanding at December 31, 2012)	934	933
Additional paid-in capital	2,507,671	2,507,454
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(150,297)	(151,192)
Accumulated deficit	(1,316,376)	(1,324,629)
Total shareholders’ equity	992,009	982,643
TOTAL	$1,791,115	$1,776,326

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended March 31,
	2013	2012
NET SALES:
Third-party customers	$188,514	$188,839
Related parties	132,760	137,351
	321,274	326,190
Cost of goods sold	303,692	305,598
Gross profit	17,582	20,592
Other operating expenses – net	1,096	3,721
Selling, general and administrative expenses	16,299	8,459
Operating income	187	8,412
Interest expense – third party	(6,076)	(5,978)
Interest income – third party	131	138
Interest income – related parties	—	60
Net gain (loss) on forward and derivative contracts	15,507	(5,159)
Other income - net	70	306
Income (loss) before income taxes and equity in earnings of joint ventures	9,819	(2,221)
Income tax expense	(2,517)	(2,821)
Income (loss) before equity in earnings of joint ventures	7,302	(5,042)
Equity in earnings of joint ventures	951	641
Net income (loss)	$8,253	$(4,401)
Net income (loss) allocated to common shareholders	$7,567	$(4,401)
EARNINGS (LOSS) PER COMMON SHARE:
Basic and Diluted	$0.09	$(0.05)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,555	88,727
Diluted	89,020	88,727

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2013	2012
Comprehensive income (loss):
Net income (loss)	$8,253	$(4,401)
Other comprehensive income before income tax effect:
Net unrealized loss on financial instruments	—	(246)
Net loss reclassified to income on financial instruments	—	272
Net amount of foreign currency cash flow hedges reclassified as income	(47)	(47)
Defined benefit plans and other postretirement benefits:
Amortization of prior service benefit during the period	(1,028)	(1,025)
Amortization of net loss during the period	2,352	2,184
Other comprehensive income before income tax effect	1,277	1,138
Income tax effect	(382)	(382)
Other comprehensive income	895	756
Total comprehensive income (loss)	$9,148	$(3,645)

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Three months ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$8,253	$(4,401)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized net (gain) loss on forward contracts	(141)	4,955
Unrealized gain on E.ON contingent obligation	(15,722)	—
Accrued and other plant curtailment costs — net	1,154	1,374
Lower of cost or market inventory adjustment	5,838	(17,051)
Depreciation	15,688	15,652
Debt discount amortization	279	256
Pension and other postretirement benefits	1,443	(1,138)
Stock-based compensation	217	145
Undistributed earnings of joint ventures	(951)	(641)
Change in operating assets and liabilities:
Accounts receivable — net	(1,998)	(2,884)
Due from affiliates	(5,691)	(249)
Inventories	(2,728)	18,710
Prepaid and other current assets	(6,072)	(5,366)
Accounts payable, trade	2,264	(11,442)
Due to affiliates	10,472	(360)
Accrued and other current liabilities	7,538	7,003
Other — net	2,558	335
Net cash provided by operating activities	22,401	4,898
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(9,364)	(2,899)
Nordural expansion — Helguvik	(1,745)	(1,946)
Purchase of carbon anode assets and improvements	(150)	—
Investments in and advances to joint ventures	—	(100)
Dividends and payments received on advances from joint ventures	—	3,166
Proceeds from the sale of property, plant and equipment	353	58
Net cash used in investing activities	(10,906)	(1,721)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility	—	18,076
Repayments under revolving credit facility	—	(18,076)
Repurchase of common stock	—	(4,033)
Net cash used in financing activities	—	(4,033)
CHANGE IN CASH AND CASH EQUIVALENTS	11,495	(856)
Cash and cash equivalents, beginning of the period	183,976	183,401
Cash and cash equivalents, end of the period	$195,471	$182,545

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three months ended March 31, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first three months of 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Asset purchase
In June 2012, Century Vlissingen purchased substantially all of the assets of the Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12,500. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. Century Vlissingen did not assume, and is indemnified by the seller against, historical liabilities of the facility.

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
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value and are categorized based on the fair value hierarchy described in ASC 820 "Fair Value Measurements."

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents/money market funds	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
E.ON U.S. (“E.ON”) contingent obligation	3
Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at at Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”).

Primary aluminum sales premium contracts	3	Management’s estimates of future U.S. Midwest premium and risk-adjusted discount rates

(1)
Trust assets are currently invested in money market funds. These trust assets are held to fund the non-qualified supplemental executive pension benefit obligations for certain of our officers. The trust has sole authority to invest the funds in secure interest producing investments consisting of short-term securities issued or guaranteed by the United States government or cash and cash equivalents.

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

Recurring Fair Value Measurements	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$182,844	$—	$—	$182,844
Trust assets (1)	13,433	—	—	13,433
Surety bond – workers comp insurance	2,123	—	—	2,123
TOTAL	$198,400	$—	$—	$198,400
LIABILITIES:
E.ON contingent obligation - net (2)	$—	$—	$—	$—
Primary aluminum sales contract – premium collar	—	—	1,030	1,030
TOTAL	$—	$—	$1,030	$1,030

(1)	Trust assets are currently invested in money market funds and excludes the cash surrender value of the life insurance policies in the trust.

(2)
Based on the LME forward market prices for primary aluminum at March 31, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement which expires in 2028. See Note 9 Debt for additional information about the E.ON contingent obligation fair value.

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$168,309	$—	$—	$168,309
Trust assets (1)	14,254	—	—	14,254
Surety bonds – workers comp insurance	2,123	—	—	2,123
TOTAL	$184,686	$—	$—	$184,686
LIABILITIES:
E.ON contingent obligation- net	$—	$—	$15,369	$15,369
Primary aluminum sales contract – premium collar	—	—	1,170	1,170
TOTAL	$—	$—	$16,539	$16,539

(1)	Trust assets are currently invested in money market funds and excludes the cash surrender value of the life insurance policies in the trust.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Change in Level 3 Fair Value Measurements during the three months ended March 31,
	Derivative liabilities - net
	2013	2012
Beginning balance, January 1,	$(16,539)	$(14,760)
Total gain (loss) (realized/unrealized) included in earnings	15,509	(613)
Settlements	—	(53)
Ending balance, March 31,	$(1,030)	$(15,426)
Amount of (gain) loss included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at March 31,	$(15,509)	$613
The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statement of operations under net gain (loss) on forward and derivative contracts. See Note 4 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

4.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Liabilities
	Balance sheet location	March 31, 2013	December 31, 2012
DERIVATIVE LIABILITIES:
E.ON contingent obligation - net (1)	Other liabilities	$—	$15,369
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	1,030	1,170
TOTAL		$1,030	$16,539

(1)
Based on the LME forward market prices for primary aluminum at March 31, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement which expires in 2028. See Note 9 Debt for additional information about the E.ON contingent obligation fair value.

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
Our counterparties included two non-related third parties and an affiliate of Glencore International plc (together with its subsidiaries, "Glencore"), a related party. We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets. We determined the fair value of the put option contracts using a Black-Scholes model with market data provided by an independent vendor. See the derivatives not designated as hedging instruments table below for more information.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Aluminum sales premium contracts
The Glencore Metal Agreement is a physical delivery contract for primary aluminum through December 31, 2013 with variable, LME-based pricing.  Under the Glencore Metal Agreement, pricing is based on market prices, adjusted by a negotiated U.S. Midwest premium with a cap and a floor as applied to the current U.S. Midwest premium.  We account for the Glencore Metal Agreement as a derivative instrument under ASC 815.  Gains and losses on the derivative are based on the difference between the contracted U.S. Midwest premium and actual and forecasted U.S. Midwest premiums.  Settlements are recorded in related party sales.  Unrealized gains (losses) based on forecasted U.S. Midwest premiums are recorded in net gain (loss) on forward and derivative contracts on the consolidated statements of operations.

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended March 31,
	Location	2013	2012
E.ON contingent obligation - net	Net gain (loss) on forward and derivative contracts	$15,722	$—
Primary aluminum put option contracts	Net gain (loss) on forward and derivative contracts	—	(4,695)
Aluminum sales premium contracts	Related party sales	355	204
Aluminum sales premium contracts	Net gain (loss) on forward and derivative contracts	(215)	(465)
E.ON contingent obligation - net	Interest expense - third party	(353)	(353)
We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	March 31, 2013	December 31, 2012
Primary aluminum sales contract premium (metric tons) (1)	15,300	20,400

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.
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
As of March 31, 2013, income of $153 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

5.	Earnings per share
Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings per share for the three months ended March 31, 2013 and March 31, 2012:

	For the three months ended March 31,
	2013			2012
	Income	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net Income (loss)	$8,253			$(4,401)
Amount allocated to common shareholders (1)	91.69%			100%
Basic EPS:
Income (loss) allocable to common shareholders	7,567	88,555	$0.09	(4,401)	88,727	$(0.05)
Effect of Dilutive Securities:
Stock compensation plans	—	465		—	—
Diluted EPS:
Income (loss) applicable to common shareholders with assumed conversion	$7,567	89,020	$0.09	$(4,401)	88,727	$(0.05)

(1)	We have not allocated net losses between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.
Impact of our outstanding Series A Convertible Preferred Stock on EPS
Our Series A Convertible preferred stock has similar characteristics of a “participating security” as described by the Accounting Standards Codification Manual ("ASC") 260-10-45.  In accordance with the guidance in the ASC 260-10-45, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Calculation of EPS:	Three months ended March 31,
	2013	2012
Options to purchase common stock	626,334	632,334
Weighted average service-based share awards outstanding	415,958	345,524
Excluded from the calculation of diluted EPS:
Stock options (1)	347,934	632,334
Service-based share award	—	345,524

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in periods when we had a net loss where all options were excluded because of their antidilutive effect on earnings per share.

During the three months ended March 31, 2012, we repurchased 400,000 shares of our common stock under a stock repurchase program. See Note 6 Shareholders’ equity for additional information about this program. Shares repurchased under the program are excluded from the calculation of weighted average shares of common stock outstanding.
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
From August 11, 2011 through March 31, 2013, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of March 31, 2013.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

Series A Convertible Preferred Stock conversions
All shares of Series A Convertible Preferred Stock are held by Glencore. The issuance of common stock under our stock incentive programs, debt exchange transactions and any stock offering that excludes Glencore participation triggers anti-dilution provisions of the preferred stock agreement and results in the automatic conversion of Series A Convertible Preferred Stock shares into shares of common stock. See Common and Preferred Stock Activity table below for additional information about preferred stock conversions during the period.

Common and Preferred Stock Activity:	Preferred stock	Common stock
	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2012	80,283	4,786,521	88,548,637
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(199)	—	19,864
Issuance for stock compensation plans	—	—	27,708
Ending balance as of March 31, 2013	80,084	4,786,521	88,596,209

7.	Income taxes
We recorded income tax expense from continuing operations for the three months ended March 31, 2013 of $2,517 which primarily consist of foreign and state income taxes. Our domestic deferred tax assets, net of deferred tax liabilities are subject to a valuation allowance; therefore, the domestic losses were not benefited.
We recorded income tax expense from continuing operations for the three months ended March 31, 2012 of $2,821 which primarily consist of foreign and state income taxes.
Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
As of March 31, 2013, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at March 31, 2013, is not likely to be achieved.
During the three months ended March 31, 2013, we received notice from the Internal Revenue Service ("IRS") that the Congressional Joint Committee on Taxation finalized their review of the US Federal examinations for the income tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007 without exception to the conclusions reached by the IRS. This Joint Committee is a special nonpartisan Congressional committee involved with the analysis and drafting of federal tax legislation and as part of its mandate, reviews all federal tax refund claims over a certain amount. As a result of this determination, we have reduced the reserve for the unrecognized tax benefits related to prior years by $14,300. The reduction did not result in an impact to the effective tax rate since the reduction was offset by an increase in our valuation allowance.

8.	Inventories

Inventories consist of the following:	March 31, 2013	December 31, 2012
Raw materials	$43,408	$40,725
Work-in-process	14,741	15,259
Finished goods	12,007	9,753
Operating and other supplies	86,659	94,188
Inventories	$156,815	$159,925
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

9.	Debt

	March 31, 2013	December 31, 2012
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $1,346 and $1,625, respectively, interest payable semiannually	248,258	247,979
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	—	15,369
TOTAL	$258,676	$273,766

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at March 31, 2013 was 0.32%.

(2)
E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum. See E.ON contingent obligation below and Note 3 Fair value measurements for additional information.

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
Status of our Credit Facility:

March 31, 2013
Senior secured Credit Facility amount	$100,000
Borrowing availability, net of outstanding letters of credit	50,571
Outstanding borrowings on Credit Facility	—
Letter of credit sub-facility amount	50,000
Outstanding letters of credit issued under the Credit Facility	46,145
The availability of funds under the Credit Facility is limited by a specified borrowing base consisting of accounts receivable and inventory which meet the eligibility criteria.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments under the Big Rivers Agreement to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount. Our obligation to make repayments is contingent upon certain operating criteria for our Hawesville Kentucky facility and the LME price of primary aluminum. When the conditions for repayment are met, and for so long so those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.
Based on the LME forward market prices for primary aluminum at March 31, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, we recorded a decrease in the liability and a gain of $15,722 in net gain (loss) on forward and derivative contracts. Based on the LME forward market prices for primary aluminum at March 31, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss.

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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $987 and $906 at March 31, 2013 and December 31, 2012, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
Century Aluminum of West Virginia ("CAWV") continues to perform remedial measures at our Ravenswood West Virgina facility pursuant to an order issued by the EPA in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted by the EPA and a final order has been completed and signed.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”) to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through March 31, 2013, we have expended approximately $940 on the Hydrocarbon Recovery Plan.  We expect the future potential payments under this indemnification to comply with the Order will be approximately $500, which may be offset in part by sales of recoverable hydrocarbons.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The parties are currently engaged in the discovery process. As of March 31, 2013, no trial date has been set for the remaining claims.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

In December 2010, Century was among several defendants listed in a lawsuit filed by approximately 2,300 plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by approximately 200 plaintiffs previously named in the aforementioned suit. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed a motion to dismiss plaintiffs’ claims, but the court has not yet ruled on the motion.
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
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20,000 to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including costs and attorneys’ fees. The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to vigorously defend ourselves against them. The arbitration hearing is currently scheduled for the third quarter of 2013.
In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California. The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses. Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees. In March 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the trial court. In January 2013, the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit") affirmed the trial court's decision. Plaintiffs filed a motion for rehearing or hearing en banc, which the Ninth Circuit denied in April 2013.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

In February 2010, our subsidiary, CAWV, was named as a defendant in a lawsuit filed by Ingram Barge Company ("Ingram") in the United States District Court for the Middle District of Tennessee. The lawsuit alleges that CAWV breached two barging contracts with Ingram by failing to consume a specified amount of barging services as a result of the curtailment of operations at Ravenswood.  Ingram is seeking damages of approximately $4,600 plus interest.  In July 2012, the trial court granted Ingram's motion for summary judgment and ordered the parties to enter into mediation with respect to Ingram's damages, if any. See Note 17 Subsequent events - "Ingram settlement" for additional information about this lawsuit.
Ravenswood Retiree Medical Benefits changes
In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”) , the USWA’s local union, and four CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber Manufacturing, Energy, Allied Industrial & Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.
In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court. In August 2011, the Fourth Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction. The case is currently in the discovery stage. The parties have agreed in principle to settle the lawsuit upon a successful restart of Ravenswood, see “CAWV Retiree VEBA contributions” below.
Ravenswood Pension Plans
In June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed a “cessation of operations” under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a “cessation of operations” occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. See Note 17 Subsequent events - "PBGC settlement agreement" for additional information.
Power Commitments
Hawesville
In August 2012, CAKY issued a 12-month notice to terminate the Big River Agreement. The Big Rivers Agreement provides sufficient power at cost-based rates for Hawesville’s full production capacity requirements.  The Big River Agreement is take-or-pay for Hawesville’s energy requirements at full production. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. On April 29, 2013, CAKY announced that it has reached a tentative agreement with Big Rivers on the framework for providing market priced power to the Hawesville smelter. See Note 17 Subsequent events - "Tentative agreement on framework for market priced power for Hawesville" for additional information.
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
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and is currently being utilized at Grundartangi. In order to use this additional power, Nordural Grundartangi has temporarily reduced its power purchases under each of its outstanding power purchase agreements, but continues to consume power in excess of its take-or-pay obligation. HS and OR have disputed Nordural Grundartangi's right to make such reductions and have commenced arbitration proceedings against Nordural Grundartangi. The hearing was held in February 2013. As of March 31, 2013, the arbitrator has not rendered a decision.
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

11.	Forward delivery contracts and financial instruments
As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices. From time to time we enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

(3)
The Southwire Metal Agreement contains termination rights in the event of a partial or full curtailment of the Hawesville facility. See Note 17 Subsequent event regarding the "Conditional WARN Notice and notice to terminate Southwire Metal Agreement at Hawesville."

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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	March 31, 2013	December 31, 2012
	(in metric tons)
Other forward delivery contracts – total	70,236	88,827
Other forward delivery contracts – Glencore	1,417	1,811
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2013. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2013.

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, which are accounted for as derivative instruments. See Note 4 Derivative and hedging instruments for additional information about these instruments.

12.	Supplemental cash flow information

	Three months ended March 31,
	2013	2012
Cash paid for:
Interest	$108	$116
Income/withholding taxes (1)	10,625	11,263

(1)
We paid withholding taxes in Iceland of $8,259 and $9,484 in the three months ended March 31, 2013 and 2012, respectively. Our tax payments in Iceland for withholding taxes, income taxes, and any associated refunds, are denominated in ISK.

13.	Asset retirement obligations (“ARO”)
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

The reconciliation of the changes in the asset retirement obligations is presented below:

	Three months ended March 31, 2013	Year ended December 31, 2012
Beginning balance, ARO liability	$16,124	$15,171
Additional ARO liability incurred	306	1,166
ARO liabilities settled	(362)	(1,380)
Accretion expense	311	1,167
Ending balance, ARO liability	$16,379	$16,124
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
14.Components of accumulated other comprehensive loss

	March 31, 2013	December 31, 2012
Defined benefit plan liabilities	$(151,902)	$(153,225)
Equity in investee other comprehensive income (1)	(12,712)	(12,712)
Unrealized loss on financial instruments	(924)	(878)
Other comprehensive loss before income tax effect	(165,538)	(166,815)
Income tax effect (2)	15,241	15,623
Accumulated other comprehensive loss	$(150,297)	$(151,192)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	March 31, 2013	December 31, 2012
Defined benefit plan liabilities	$15,410	$15,784
Equity in investee other comprehensive income	471	488
Unrealized loss on financial instruments	(640)	(649)

15.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended March 31,
	2013	2012
Service cost	$680	$895
Interest cost	1,635	1,830
Expected return on plan assets	(1,720)	(1,700)
Amortization of prior service cost	32	35
Amortization of net loss	849	688
Net periodic benefit cost	$1,476	$1,748

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

	Other Postretirement Benefits ("OPEB")
	Three months ended March 31,
	2013	2012
Service cost	$493	$525
Interest cost	1,323	1,486
Amortization of prior service cost	(1,060)	(1,060)
Amortization of net loss	1,503	1,496
Net periodic benefit cost	$2,259	$2,447

Employer contributions
During the three months ended March 31, 2013, we have made contributions of approximately $569 to the qualified defined benefit plans we sponsor.

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
The following summarized condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of operations for the three months ended March 31, 2013 and March 31, 2012, condensed consolidating statements of comprehensive income (loss) for the three months ended March 31, 2013 and March 31, 2012 and the condensed consolidating statements of cash flows for the three months ended March 31, 2013 and March 31, 2012 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$121,660	$73,811	$—	$195,471
Restricted cash	258	—	—	—	258
Accounts receivable — net	38,672	13,640	—	—	52,312
Due from affiliates	613,979	44,335	2,417,884	(3,032,637)	43,561
Inventories	98,503	58,312	—	—	156,815
Prepaid and other current assets	4,397	30,787	5,979	—	41,163
Deferred taxes - current portion	—	19,726	—	—	19,726
Total current assets	755,809	288,460	2,497,674	(3,032,637)	509,306
Investment in subsidiaries	38,107	—	(1,029,842)	991,735	—
Property, plant and equipment, net	306,741	873,419	985	(375)	1,180,770
Due from affiliates – less current portion	—	12,183	—	(12,183)	—
Other assets	17,611	45,277	36,380	1,771	101,039
Total	$1,118,268	$1,219,339	$1,505,197	$(2,051,689)	$1,791,115
Liabilities:
Accounts payable, trade	$37,924	$37,011	$861	$—	$75,796
Due to affiliates	2,122,737	111,113	200,176	(2,383,816)	50,210
Accrued and other current liabilities	11,289	16,511	19,273	1,928	49,001
Accrued employee benefits costs — current portion	15,969	—	2,699	—	18,668
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,195,734	164,635	223,009	(2,381,888)	201,490
Senior notes payable	—	—	250,861	—	250,861
Accrued pension benefit costs — less current portion	35,451	—	31,871	—	67,322
Accrued postretirement benefit costs — less current portion	137,676	—	6,118	—	143,794
Other liabilities/intercompany loan	50,172	635,313	1,329	(661,536)	25,278
Deferred taxes	—	110,361	—	—	110,361
Total noncurrent liabilities	223,299	745,674	290,179	(661,536)	597,616
Shareholders’ equity:
Convertible preferred stock	—	—	1	—	1
Common stock	60	12	934	(72)	934
Additional paid-in capital	303,659	150,743	2,507,671	(454,402)	2,507,671
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive income (loss)	(145,782)	(1,564)	(150,297)	147,346	(150,297)
Retained earnings (accumulated deficit)	(1,458,702)	159,839	(1,316,376)	1,298,863	(1,316,376)
Total shareholders’ equity	(1,300,765)	309,030	992,009	991,735	992,009
Total	$1,118,268	$1,219,339	$1,505,197	$(2,051,689)	$1,791,115

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$110,016	$73,960	$—	$183,976
Restricted cash	258	—	—	—	258
Accounts receivable — net	38,328	12,339	—	—	50,667
Due from affiliates	604,008	38,328	2,391,249	(2,995,715)	37,870
Inventories	97,847	62,078	—	—	159,925
Prepaid and other current assets	4,421	30,650	8,063	(8,159)	34,975
Deferred taxes - current portion	—	17,799	—	1,927	19,726
Total current assets	744,862	271,210	2,473,272	(3,001,947)	487,397
Investment in subsidiaries	40,335	—	(1,039,141)	998,806	—
Property, plant and equipment — net	313,090	874,559	916	(351)	1,188,214
Due from affiliates - less current portion	—	3,588	—	(3,588)	—
Other assets	17,616	45,474	37,027	598	100,715
Total	$1,115,903	$1,194,831	$1,472,074	$(2,006,482)	$1,776,326
Liabilities:
Accounts payable, trade	$37,301	$37,627	$442	$—	$75,370
Due to affiliates	2,098,320	105,945	193,788	(2,358,316)	39,737
Accrued and other current liabilities	13,031	31,332	1,967	(6,231)	40,099
Accrued employee benefits costs — current portion	15,926	—	2,757	—	18,683
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,172,393	174,904	198,954	(2,364,547)	181,704
Senior notes payable	—	—	250,582	—	250,582
Accrued pension benefit costs — less current portion	36,087	—	31,791	—	67,878
Accrued postretirement benefit costs — less current portion	137,184	—	5,921	—	143,105
Other liabilities/intercompany loan	65,377	614,585	2,183	(641,983)	40,162
Deferred taxes	—	109,011	—	1,241	110,252
Total noncurrent liabilities	238,648	723,596	290,477	(640,742)	611,979
Shareholders’ equity:
Convertible preferred stock	—	—	1	—	1
Common stock	60	12	933	(72)	933
Additional paid-in capital	303,659	150,743	2,507,454	(454,402)	2,507,454
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive income (loss)	(146,862)	(1,525)	(151,192)	148,387	(151,192)
Retained earnings (accumulated deficit)	(1,451,995)	147,101	(1,324,629)	1,304,894	(1,324,629)
Total shareholders’ equity	(1,295,138)	296,331	982,643	998,807	982,643
Total	$1,115,903	$1,194,831	$1,472,074	$(2,006,482)	$1,776,326

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$137,098	$51,416	$—	$—	$188,514
Related parties	66,629	66,131	—	—	132,760
	203,727	117,547	—	—	321,274
Cost of goods sold	211,185	92,507	—	—	303,692
Gross profit (loss)	(7,458)	25,040	—	—	17,582
Other operating expenses – net	1,096	—	—	—	1,096
Selling, general and administrative expenses	12,889	3,410	—	—	16,299
Operating income (loss)	(21,443)	21,630	—	—	187
Interest expense – third party	(6,076)	—	—	—	(6,076)
Interest expense – affiliates	14,496	(14,496)	—	—	—
Interest income – third party	14	117	—	—	131
Net gain on forward and derivative contracts	15,507	—	—	—	15,507
Other income (expense) - net	119	(49)	—	—	70
Income before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	2,617	7,202	—	—	9,819
Income tax benefit (expense)	(7,102)	4,585	—	—	(2,517)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(4,485)	11,787	—	—	7,302
Equity in earnings (loss) of subsidiaries and joint ventures	(2,222)	951	8,253	(6,031)	951
Net income (loss)	(6,707)	12,738	8,253	(6,031)	8,253
Other comprehensive income (loss) before income tax effect	1,084	(47)	1,277	(1,037)	1,277
Income tax effect	(391)	9	(382)	382	(382)
Other comprehensive income (loss)	693	(38)	895	(655)	895
Comprehensive income (loss)	$(6,014)	$12,700	$9,148	$(6,686)	$9,148

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Net sales:
Third-party customers	$135,854	$52,985	$—	$—	$188,839
Related parties	74,530	62,821	—	—	137,351
	210,384	115,806	—	—	326,190
Cost of goods sold	206,936	98,662	—	—	305,598
Gross profit	3,448	17,144	—	—	20,592
Other operating expense - net	3,721	—	—	—	3,721
Selling, general and administrative expenses	7,979	480	—	—	8,459
Operating income (loss)	(8,252)	16,664	—	—	8,412
Interest expense – third party	(5,978)	—	—	—	(5,978)
Interest expense – affiliates	16,218	(16,218)	—	—	—
Interest income – third party	11	127	—	—	138
Interest income – affiliates	—	60	—	—	60
Net loss on forward contracts	(5,159)	—	—	—	(5,159)
Other income (expense) - net	804	(498)	—	—	306
Income (loss) before taxes and equity in earnings of subsidiaries and joint ventures	(2,356)	135	—	—	(2,221)
Income tax benefit (expense)	(253)	(2,568)	—	—	(2,821)
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(2,609)	(2,433)	—	—	(5,042)
Equity in earnings (loss) of subsidiaries and joint ventures	(230)	641	(4,401)	4,631	641
Net income (loss)	(2,839)	(1,792)	(4,401)	4,631	(4,401)
Other comprehensive income (loss) before income tax effect	982	(47)	203	—	1,138
Income tax effect	(322)	8	(68)	—	(382)
Other comprehensive income (loss)	660	(39)	135	—	756
Comprehensive loss	$(2,179)	$(1,831)	$(4,266)	$4,631	$(3,645)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$27,968	$(5,567)	$—	$22,401
Investing activities:
Purchase of property, plant and equipment	(1,723)	(7,494)	(147)	(9,364)
Nordural expansion — Helguvik	—	(1,745)	—	(1,745)
Purchase of carbon anode assets and improvements	—	(150)	—	(150)
Proceeds from the sale of property, plant and equipment	—	353	—	353
Net cash used in investing activities	(1,723)	(9,036)	(147)	(10,906)
Financing activities:
Intercompany transactions	(26,245)	26,247	(2)	—
Net cash provided by (used in) financing activities	(26,245)	26,247	(2)	—
Net change in cash and cash equivalents	—	11,644	(149)	11,495
Cash and cash equivalents, beginning of the period	—	110,016	73,960	183,976
Cash and cash equivalents, end of the period	$—	$121,660	$73,811	$195,471

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$13,292	$(8,394)	$—	$4,898
Investing activities:
Purchase of property, plant and equipment	(1,649)	(1,223)	(27)	(2,899)
Nordural expansion — Helguvik	—	(1,946)	—	(1,946)
Investments in and advances to joint ventures	—	—	(100)	(100)
Dividends and payments received on advances from joint ventures	—	—	3,166	3,166
Proceeds from the sale of property, plant and equipment	—	58	—	58
Net cash provided by (used in) investing activities	(1,649)	(3,111)	3,039	(1,721)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	(11,643)	6,854	4,789	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	(11,643)	6,854	756	(4,033)
Net change in cash and cash equivalents	—	(4,651)	3,795	(856)
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$154,506	$28,039	$182,545

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements - continued
(Unaudited)

17.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.
Agreement to purchase Sebree smelter
On April 29, 2013, we announced that our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"), had entered into a definitive agreement to acquire substantially all of the assets of the Sebree aluminum smelter from a subsidiary of Rio Tinto Alcan, Inc ("RTA"). Sebree, located in Kentucky, USA has an annual hot metal production capacity of 205,000 metric tons of primary aluminum and employs over 500 men and women.
Century Sebree will acquire the smelter for approximately $61,000 in cash, after taking into account a $4,000 purchase price reduction relating to certain assumed retiree medical obligations, and will receive $71,000 in working capital, subject to customary adjustments. As part of the transaction, RTA will retain all historical environmental liabilities of the Sebree smelter and has agreed to fully fund the pension plan being assumed by Century at closing. The transaction is subject to certain closing conditions, including the consent of Kenergy Corp. to the assignment of the smelter's existing power contract, which will terminate on January 31, 2014.
Tentative agreement on framework for market priced power for Hawesville
On April 29, 2013, CAKY announced that it had reached a tentative agreement on the framework for providing market priced power to the Hawesville smelter. Under the arrangement, the power companies would purchase power on the open market and pass it through Hawesville at the market price plus additional costs incurred by them. The framework is subject to the negotiation of definitive agreements and approvals from various third parties, including the boards of directors of all parties, the Kentucky Public Service Commission ("KPSC"), the Rural Utilities Service and others. The parties intend to move as expeditiously as possible to finalize the agreement in advance of the expiration of the current power contract on August 20, 2013.
Conditional WARN Notice and notice to terminate Southwire Metal Agreement at Hawesville
On April 16, 2013, CAKY issued a conditional notice to the employees at the Hawesville smelter of its intent to curtail all plant operations effective August 20, 2013 if Hawesville cannot secure a competitively priced definitive power contract. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act ("WARN"). CAKY also gave notice to terminate its supply contract with its largest customer, the Southwire Company. The WARN notice specifies that the plant will be curtailed unless Hawesville can gain access to competitively priced electric power.
Ingram settlement
In February 2010, our subsidiary, CAWV, was named as a defendant in a lawsuit filed by Ingram alleging that CAWV breached two barging contracts with Ingram. In May 2013, the parties entered into a settlement agreement pursuant to which CAWV agreed to pay Ingram $1,575 and made certain commitments to Ingram with respect to future contracts.
PBGC settlement agreement
In April 2013, CAWV entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at its Ravenswood facility as a result of the curtailment of operations at the facility.  While CAWV does not believe that a “cessation of operations” has occurred, CAWV has reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, CAWV will make additional contributions (above any minimum required contributions) to its defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016.  In April 2013, CAWV made the first scheduled contribution pursuant to this agreement of $5,900. We expect to make additional annual contributions through 2016 totaling approximately $11,500. Under certain conditions, the contributions schedule could be accelerated by one year, so that the remaining contributions would be made through 2015.

FORWARD-LOOKING STATEMENTS
This quarterly report includes forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission ("SEC") filings, press releases, news articles, earnings presentations and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not strictly relate to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “estimate,” “potential,” “project,” "scheduled," "forecast" or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.”

Forward-looking statements in this quarterly report and in our other SEC reports, for example, include statements about the following subjects, among other things:

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

•
Future construction investment and development of our facility in Helguvik, Iceland and with respect to the Century Vlissingen project, including our discussions regarding securing sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, production capacity and the sources of funding for the facility;

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

•	Our ability to access the wholesale power market for Hawesville, Ravenswood and Sebree;

•
Estimates of our pension and other postemployment liabilities and future payments, deferred income tax assets and property plant and equipment impairment, environmental expenditures liabilities and other contingent liabilities and contractual commitments;

•	Our agreement in principle with the CAWV retirees and any contributions to a voluntary employee benefit association relating to that agreement;

•	Our settlement agreement with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility and future contributions to our defined benefit plans;

•	Consummation of the Sebree acquisition;

•	Our tentative agreement on the framework for providing market priced power to the Hawesville facility;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principle;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former Chief Executive Officer and related to environmental matters, and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital; and

•	Our debt levels and intentions to incur or repay debt in the future, including the E.ON contingent obligation.
We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this quarterly report. However, all forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements, including those discussed in Item 1A, "Risk Factors" of Part I of our 2012 Annual Report on Form 10-K and we cannot guarantee our future performance or results of operations, and you should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures we make in our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Recent Developments
Agreement to purchase Sebree smelter
On April 29, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree") entered into a definitive agreement to acquire substantially all of the assets of the Sebree aluminum smelter from a subsidiary of Rio Tinto Alcan, Inc ("RTA"). Sebree, located in Kentucky, USA has an annual hot metal production capacity of 205,000 metric tons of primary aluminum and employs over 500 men and women.
Century Sebree will acquire the smelter for approximately $61 million in cash after taking into account a $4 million purchase price reduction relating to certain assumed retiree medical obligations, and will receive $71 million in working capital, subject to customary adjustments. As part of the transaction, RTA will retain all historical environmental liabilities of the Sebree smelter and has agreed to fully fund the pension plan being assumed by Century at closing. The transaction is subject to certain closing conditions, including the consent of Kenergy Corp. to the assignment of the smelter's existing power contract, which will terminate on January 31, 2014. See Part II Item 1A - Risk Factors for a discussion of risks related to the Sebree acquisition.
Tentative agreement on framework for market priced power for Hawesville
On April 29, 2013, Century Aluminum of Kentucky ("CAKY") announced that it has reached a tentative agreement on the framework for providing market priced power to the Hawesville smelter. Under the arrangement, the power companies would purchase power on the open market and pass it through to Hawesville at the market price plus additional costs incurred by them. The framework is subject to the negotiation of definitive agreements and approvals from various third parties, including the boards of directors of all parties, the KPSC, the Rural Utilities Service and others. The parties intend to move as expeditiously as possible to finalize the agreement in advance of the expiration of the current power contract on August 20, 2013. See Part II Item 1A - Risk Factors for a discussion of risks related to the Hawesville tentative power agreement.
Conditional WARN Notice and notice to terminate Southwire Metal Agreement at Hawesville
On April 16, 2013, CAKY gave notice to terminate its supply contract with its largest customer, the Southwire Company, given the potential plant closure effective August 20th. If competitively priced definitive power contract cannot be obtained, CAKY intends to curtail all smelter operations on August 20, 2013, when its current power contract with Big Rivers Electric Corporation expires. In addition, CAKY issued a conditional notice to the employees at the Hawesville smelter of its intent to curtail all plant operations effective August 20, 2013. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act ("WARN"). The WARN notice specifies that the plant will be curtailed unless Hawesville can gain access to competitively priced electric power.
Century Aluminum of West Virginia reaches agreement with PBGC for future pension contributions
In April 2013, CAWV entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at its Ravenswood facility as a result of the curtailment of operations at the facility.  While CAWV does not believe that a “cessation of operations” has occurred, CAWV has reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, CAWV will make additional contributions (above any minimum required contributions) to its defined benefit pension plans totaling approximately $17.4 million over the term of the agreement, which runs through 2016.  In April 2013, we made the first scheduled contribution pursuant to this agreement of $5.9 million. We expect to make annual contributions through 2016 totaling approximately $11.5 million. Under certain conditions, the contributions schedule could be accelerated by one year, so that the remaining contributions would be made through 2015.

Ingram Barge settlement
In February 2010, CAWV was named as a defendant in a lawsuit filed by the Ingram Barge Company ("Ingram"). The lawsuit alleges that CAWV breached two barging contracts with Ingram by failing to consume a specified amount of barging services. In May 2013, we agreed, among other things, to pay Ingram $1.6 million to settle the case.
Century signs lease for Chicago corporate headquarters
In February 2013, we signed a 10-year operating lease for office space for our corporate headquarters in Chicago, Illinois. We expect to complete our relocation of the corporate headquarters by July 2013.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended March 31,
	2013	2012

Net sales:
Third-party customers	$188,514	$188,839
Related parties	132,760	137,351
Total	$321,274	$326,190
Gross profit	$17,582	$20,592
Net income (loss)	$8,253	$(4,401)
Earnings (loss) per common share:
Basic and Diluted	$0.09	$(0.05)

	Three months ended March 31,
	2013	2012
Shipments – primary aluminum (metric tons):
Direct	93,472	94,087
Toll	65,304	65,880
Total	158,776	159,967

Net sales (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$321.3	$326.2	$(4.9)	(1.5)%
Lower price realizations for our primary aluminum shipments in the three months ended March 31, 2013 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $2.3 million decrease in sales. Lower shipment volumes had a $2.6 million negative impact on net sales. Direct shipments from our three operating smelters decreased 615 metric tons in the three months ended March 31, 2013 compared to the same period in 2012. Toll shipments decreased 576 metric tons relative to the same period last year. The primary reason for the lower volume is because the first quarter of 2013 has one less day than the first quarter of 2012.

Gross profit (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$17.6	$20.6	$(3.0)	(14.6)%

During the three months ended March 31, 2013, our price realizations, net of LME-based alumina cost and LME-based power cost, increased gross profit by $10.6 million, with volume and mix increasing gross profit by $0.3 million. In addition, we experienced $9.0 million in net cost decreases, relative to the same period in 2012, comprised of: lower power and natural gas costs at our U.S. smelters, $2.3 million; lower costs for materials, supplies and maintenance, $8.8 million; offset by other cost increases, $2.0; and increased depreciation, $0.1 million.
Decreases in LME prices at the end of the first quarter of 2013, compared to the prior period-ending price levels, resulted in a decrease in the market value of our inventory relative to its cost basis, resulting in a charge of $5.8 million to cost of goods sold for the three months ended March 31 2013. During the three months ended March 31, 2012, our cost of goods sold was reduced by $17.1 million to reflect the market basis of inventory sold during the quarter that had previously been written-down to its market value and to reflect the lower of cost or market value of the March 31, 2012 inventory. This results in a period to period reduction in gross profit of $22.9 million.

Other operating expenses - net (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$1.1	$3.7	$(2.6)	(70.3)%

Other operating expenses - net is primarily related to items associated with Ravenswood. The quarter to quarter variation is the result of reducing our estimate of this facility's accrued litigation liabilities in the three months ended March 31, 2013.

Selling, general and administrative expenses (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$16.3	$8.5	$7.8	91.8%
During the three months ended March 31, 2013, we experienced increased selling, general and administrative charges due to: relocation and severance expenses related to moving our headquarters to Chicago, litigation matters and accruals for our variable compensation program. In addition, we incurred general and administrative expenses in 2013 related to the integration of the Century Vlissingen anode facility into our business.

Net gain (loss) on forward and derivative contracts (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$15.5	$(5.2)	$20.7	(398.1)%
The net gain (loss) on forward and derivative contracts for the three months ended March 31, 2013 was a result of an increase in the fair value of a derivative embedded in the E.ON contingent liability. This change in fair value resulted in a $15.7 million unrealized gain. The net loss in the three months ended March 31, 2012 related primarily to marking-to-market and recording settlements of put option contracts that were put in place to provide partial downside price protection for our domestic facilities.

Income tax expense (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$(2.5)	$(2.8)	$0.3	(10.7)%
Our 2013 and 2012 income tax expense was primarily driven by our earnings in Iceland, with some additional income tax expense due for U.S. state income taxes.

Equity in the earnings of joint ventures (in millions)	2013	2012	$ Difference	% Difference
Three months ended March 31,	$1.0	$0.6	$0.4	66.7%
The amounts reported in both periods primarily reflect Century's equity in the earnings of its joint venture, BHH.

Liquidity and Capital Resources
Liquidity
Our principal sources of liquidity are available cash, cash flow from operations and available borrowings under our revolving credit facility. We have also raised capital in the past through the public equity and debt markets although we have no commitments in place for such transactions. We regularly explore various other financing alternatives. Our principal uses of cash are the funding of operating costs (including postretirement benefits), maintenance of curtailed production facilities, payments of principal and interest on our outstanding debt, the funding of capital expenditures, investments in our growth activities and in related businesses, repurchases of common stock, working capital and other general corporate requirements.
Our consolidated cash and cash equivalents balance at March 31, 2013 was approximately $195 million compared to $184 million at December 31, 2012. As of March 31, 2013, our credit facility had no loan amounts outstanding and approximately $51 million of net availability. We have approximately $46 million of letters of credit outstanding under our credit facility. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility. The acquisition of the Sebree, Kentucky smelter would increase domestic accounts receivable and inventory and would result in a corresponding increase in availability under the credit facility. This credit facility matures in July 2014.
We have $249.6 million in 8.0% senior secured notes payable that will mature on May 15, 2014.
In December 2012, February 2013, March 2013 and April 2013, Nordural ehf participated in the 50/50 ISK Auctions (the “Auctions”) sponsored by the Central Bank of Iceland (“CBI”) and may participate in future auctions. The Auctions allow authorized investors to exchange foreign currency for Icelandic kronur ("ISK") with 50% exchanged at the official rate set by the CBI and 50% exchanged at auction. The ISK received in the Auctions must be invested in Iceland for a minimum of five years.
We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at March 31, 2013 and management’s estimate of the LME forward market, we believe that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. See Note 4 Derivative and hedging instruments and Note 9 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through March 31, 2013, we had expended approximately $50 million under the program. At March 31, 2013, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
Based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans we sponsor of approximately $3.6 million during 2013 in addition to the contributions required pursuant to the PBGC settlement. In the three months ended March 31, 2013, we have made contributions to these plans of $0.6 million. We may choose to make additional contributions to these plans from time to time at our discretion.
In April 2013, CAWV entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at its Ravenswood facility as a result of the curtailment of operations at the facility.  While CAWV does not believe that a “cessation of operations” has occurred, CAWV has reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, CAWV will make additional contributions (above any minimum required contributions) to its defined benefit pension plans totaling approximately $17.4 million over the term of the agreement, which runs through 2016.  In April 2013, CAWV made the first scheduled contribution pursuant to this agreement of $5.9 million. We expect to make additional annual contributions through 2016 totaling approximately $11.5 million. Under certain conditions, the contributions schedule could be accelerated by one year, so that the remaining contributions would be made through 2015.
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
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through December 31, 2012 was approximately $9.6 million.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In 2013, approximately $1.6 million of the prepaid taxes will be used to offset income taxes due. In 2013, we expect to make estimated net income tax payments in Iceland of approximately $8.6 million. Through March 31, 2013, we made approximately $2.1 million of these payments.
We paid approximately $13.1 million in withholding taxes for intercompany dividend payments in Iceland in the third quarter of 2012 and approximately $8.3 million in first quarter of 2013, which we expect will be refunded in the fourth quarter of 2013. The withholding taxes and associated refunds are payable in Icelandic krona (“ISK”) and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In May 2013, we received a US federal income tax refund of $5.0 million upon the notification from the Internal Revenue Service that it had finalized the review of our federal income tax returns for the tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007.
In June 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun in connection with the contract, which will reduce the price paid for power at the time of consumption. As of March 31, 2013, these power prepayments totaled approximately $1.6 million. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, our cash flow from operations and available borrowings under our revolving credit facility. For major investment projects, such as the Helguvik project, we would seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances. We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the capital markets and our financial condition.
Capital expenditures for the three months ended March 31, 2013 were $11.3 million, $1.7 million of which was related to the Helguvik project, with the balance principally an expansion project at Grundartangi that is expected to increase production capacity by approximately 40,000 mtpy over the next four years. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2013, excluding the activity on the Century Vlissingen and Helguvik projects, will be approximately $40 to $45 million.
In April 2013, we announced that our subsidiary will acquire substantially all of the assets of the Sebree aluminum smelter from a subsidiary of RTA for approximately $61 million in cash after taking into account a $4 million purchase price reduction relating to certain assumed retiree medical obligations, and will receive $71 million in working capital, subject to customary adjustments. The transaction will be funded with the available cash on hand and the available borrowings under the revolving credit facility. Sebree, located in Kentucky, USA, has an annual hot metal production capacity of 205,000 metric tons of primary aluminum. As part of the transaction, RTA will retain all historical environmental liabilities of the Sebree smelter and has agreed to fully fund the pension plan being assumed by our subsidiary at closing. The transaction is subject to certain closing conditions, including the consent of Kenergy Corp. to the assignment of the smelter's existing power contract, which will terminate on January 31, 2014.
In order to restart the first 75,000 metric tons of annual anode capacity at the Century Vlissingen project, we currently intend to make approximately $30 to $35 million in capital expenditures in 2013. We expect the first 75,000 metric tons of capacity will be restarted in late 2013 and will provide an anode supply to replace third-party anode supply contracts that will terminate in 2013. Following the restart of the first 75,000 metric tons, we currently intend to make approximately $10 million in additional expenditures over the next three years in order to restart an additional 75,000 metric tons of capacity.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $20 million. We are continuing to negotiate with the power suppliers to the project to remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors, including financing, will determine the timing of any resumption of major construction activity at Helguvik. We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 million per quarter until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Historical
Our statements of cash flows for the three months ended March 31, 2013 and 2012 are summarized below:

	Three months ended March 31,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$22,401	$4,898
Net cash used in investing activities	(10,906)	(1,721)
Net cash used in financing activities	—	(4,033)
Net change in cash and cash equivalents	$11,495	$(856)
Net cash provided by operating activities in the three months ended March 31, 2013 was $22.4 million compared to net cash provided by operating activities of $4.9 million in the first three months of 2012. The increase in cash from operations in 2013 was due to improved conversion cost performance primarily due to lower power and carbon costs and lower pension and benefit contributions, which were partially offset by the impact of lower LME prices.
Our net cash used in investing activities for the first three months of 2013 was $10.9 million compared to $1.7 million in the three months ended March 31, 2012. The increase in cash used was primarily due to higher capital expenditures for the Grundartangi expansion project that is expected to increase production capacity at Grundartangi by approximately 40,000 mtpy over the next four years.
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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	March 31, 2013	December 31, 2012
	(in metric tons)
Other forward delivery contracts – total	70,236	88,827
Other forward delivery contracts – Glencore	1,417	1,811
We had no outstanding primary aluminum forward financial sales contracts at March 31, 2013. We had no fixed price forward financial contracts to purchase aluminum at March 31, 2013.
Foreign currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  Our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur capital expenditures for capital investments in Century Vlissingen in the Netherlands over the next three years. In addition, Century Vlissingen labor costs, maintenance costs and other local services will be denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering from time to time into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of March 31, 2013, we had no foreign currency forward contracts outstanding.
Natural Economic Hedges
The following estimate of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production. As of March 31, 2013, approximately 34% of our production for 2013 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.

Risk Management
Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective as of March 31, 2013.
b. Changes in Internal Controls over Financial Reporting
During the three months ended March 31, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including costs and attorneys’ fees. The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to vigorously defend ourselves against them. The arbitration hearing is currently scheduled for the third quarter of 2013.
In March 2011, the purported stockholder class actions pending against us consolidated as In re: Century Aluminum Company Securities Litigation were dismissed with prejudice by the United States District Court for the Northern District of California. The plaintiffs in the class actions allege that we improperly accounted for cash flows associated with the termination of certain forward financial sales contracts which accounting allegedly resulted in artificial inflation of our stock price and investor losses. Plaintiffs are seeking rescission of our February 2009 common stock offering, unspecified compensatory damages, including interest thereon, costs and expenses and attorneys’ fees. In March 2011, plaintiffs filed a notice of appeal to the order and judgment entered by the trial court. In January 2013, the U.S. Court of Appeals for the Ninth Circuit (the "Ninth Circuit") affirmed the trial court's decision. Plaintiffs filed a motion for rehearing or for hearing en banc, which the Ninth Circuit denied in April 2013.
In February 2010, our subsidiary, CAWV, was named as a defendant in a lawsuit filed by Ingram Barge Company ("Ingram") in the United States District Court for the Middle District of Tennessee. The lawsuit alleges that CAWV breached two barging contracts with Ingram by failing to consume a specified amount of barging services as a result of the curtailment of operations at Ravenswood.  In May 2013, the parties entered into an a settlement agreement pursuant to which CAWV agreed to pay Ingram approximately $1.6 million and made certain commitments to Ingram with respect to future contracts.
For further information regarding legal proceedings pending against us as of March 31, 2013, refer to Note 10 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors
Other than below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If the Sebree acquisition is not consummated or we do not achieve the anticipated benefits of the Sebree acquisition, our business and the market price of our common stock may be adversely affected.
Consummation of the Sebree acquisition is expected to occur in June 2013 and is subject to, among other things, customary closing conditions, the consent of certain third parties to the assignment of certain contracts in connection with the acquisition, including Sebree's electricity suppliers and labor union, and Century successfully negotiating an agreement for the supply of alumina to Sebree. In addition, the asset sale agreement, under certain circumstances, may be terminated by us or the seller prior to closing. As a result, there can be no assurance that the Sebree acquisition will be consummated in accordance with the anticipated timing or otherwise. If the Sebree acquisition is not consummated, we could be subject to a number of risks that may adversely affect our business and the market price of our common stock, including that:

•	the market price of our common stock may decline to the extent the current market price reflects an assumption that the Sebree acquisition will be consummated;

•	we must pay substantial legal, accounting and other costs and expenses that we have incurred in connection with the Sebree acquisition, regardless of whether the acquisition is consummated; and

•	we would not achieve the anticipated benefits from consummating the Sebree acquisition.
We are also subject to numerous risks if the Sebree acquisition is consummated , including that:

•
our senior management's attention may be diverted from the management of our existing business as we integrate the acquired Sebree operations, which may disrupt our existing operations and relationships with our customers;

•	we may incur costs and expenses associated with any unidentified or potential liabilities;

•	the Sebree acquisition may not perform as well as we anticipate;

•	unforeseen difficulties may arise in integrating the acquired Sebree operations into our existing operations; and

•
Sebree has issued a 12-month notice to terminate its power contract with Kenergy (the same power provider as our Hawesville facility), effective January 31, 2014.  Entry into a new power contract is not a condition to our obligation to purchase the facility.  If we are unable to enter into a new contract for the facility, we must still complete the acquisition if all other conditions are satisfied, but may be unable to operate it at a profitable level or at all.

Accordingly, the Sebree acquisition might not ultimately improve our competitive position and business prospects as anticipated and may subject us to additional liabilities that could have a material adverse effect on our business, financial condition, results of operations and liquidity. Furthermore, if we fail to realize the anticipated benefits of the Sebree acquisition, the market price of our common stock could decline to the extent that the market price reflects those anticipated benefits.

We have notified our power provider at Hawesville of our intention to terminate its power contract; if we are unable to successfully negotiate better power pricing, we might close the facility.
Our subsidiary, CAKY, has issued a 12-month notice to terminate its power contract with Kenergy for the Hawesville smelter effective August 20, 2013. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. Under current economic conditions, we have determined that the smelter is not economically viable with this power rate and that we must obtain better power pricing to maintain its viability. Upon termination of our power contract, Century will be required to make alternative power arrangements or curtail the plant. Our ability to enter into alternative power arrangements is limited by Kentucky state law. Although CAKY announced on April 29, 2013 that it reached a tentative agreement with Kenergy and Big Rivers on the framework for providing market priced power to the Hawesville smelter, the framework is subject to the negotiation of definitive agreements and approvals from various third parties. There can be no assurance that a definitive agreement will be reached with Kenergy and Big Rivers or that any such agreement will receive the necessary third party approvals. As a result, we might still curtail the plant. A plant curtailment would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity.
In addition, uncertainty regarding the future operation of the smelter may damage our relationship with our customers, suppliers, employees and other stakeholders, whether or not the smelter is ultimately curtailed. On April 16, 2013, for example, we issued a conditional WARN notice to our employees in Hawesville and we gave notice to terminate the supply contract with Hawesville's largest customer, in each case given the potential plant closure effective August 20, 2013. We may also need to take actions to terminate other customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Item 5. Other Information
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

During the first quarter of 2013, non-U.S. affiliates of the largest stockholder of the Company (“Stockholder Affiliates”) entered into sales contracts for wheat as well as sale and purchase contracts for metal oxides and metals with Iranian entities, which are either fully or majority owned by the GOI. The GOI is in the process of privatizing some of these entities. All transactions were conducted in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to these transactions did not exceed the value of $44 million for the first quarter of 2013 ending March 31, 2013. This figure includes the gross revenue of goods sold in 2013 but purchased in previous years. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the transactions with the GOI would not exceed a small fraction of the gross revenue from such transactions. It is not possible to determine accurately the precise net profit attributable to these transactions.

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
We had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, we are not aware of any other activity, transaction or dealing by it or any of its affiliates during the first quarter of 2013 ending March 31, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amended and Restated 1996 Stock Incentive Plan*	8-K	001-34474	March 25, 2013
10.2	Amended and Restated Long-Term Incentive Plan*	8-K	001-34474	March 25, 2013
10.3	Form of Long-Term Incentive Plan Performance Unit Award Agreement*	8-K	001-34474	March 25, 2013
10.4	Form of Long-Term Incentive Plan Time-Vesting Performance Share Unit Award Agreement*	8-K	001-34474	March 25, 2013
10.5	Separation Agreement and General Release, dated February 1, 2013, by and among Century Aluminum Company and William J. Leatherberry*				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1**	Section 1350 Certifications				X
101.INS***	XBRL Instance Document				X
101.SCH***	XBRL Taxonomy Extension Schema				X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB***	XBRL Taxonomy Extension Label Linkbase				X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase				X
_______________________________
*   Management contract or compensatory plan
**   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

***   In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Century Aluminum Company

Date:	May 10, 2013	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
10.1	Amended and Restated 1996 Stock Incentive Plan*	8-K	001-34474	March 25, 2013
10.2	Amended and Restated Long-Term Incentive Plan*	8-K	001-34474	March 25, 2013
10.3	Form of Long-Term Incentive Plan Performance Unit Award Agreement*	8-K	001-34474	March 25, 2013
10.4	Form of Long-Term Incentive Plan Time-Vesting Performance Share Unit Award Agreement*	8-K	001-34474	March 25, 2013
10.5	Separation Agreement and General Release, dated February 1, 2013, by and among Century Aluminum Company and William J. Leatherberry*				X
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1**	Section 1350 Certifications				X
101.INS***	XBRL Instance Document				X
101.SCH***	XBRL Taxonomy Extension Schema				X
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF***	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB***	XBRL Taxonomy Extension Label Linkbase				X
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase				X

_______________________________
*   Management contract or compensatory plan
**   In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

***   In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act.  Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.