Form 10-Q
period 2013-06-30
CENTURY ALUMINUM CO
filed 2013-08-09
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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
Registrant’s telephone number, including area code: (312) 696-3101
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
☐ Yes ☒ No

The registrant had 88,605,218 shares of common stock outstanding at July 31, 2013.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$127,531	$183,976
Restricted cash	978	258
Accounts receivable — net	84,067	50,667
Due from affiliates	24,964	37,870
Inventories	224,707	159,925
Prepaid and other current assets	41,446	34,975
Deferred taxes - current portion	19,613	19,726
Total current assets	523,306	487,397
Property, plant and equipment — net	1,230,031	1,188,214
Other assets	97,838	100,715
TOTAL	$1,851,175	$1,776,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$103,867	$75,370
Due to affiliates	67,345	39,737
Accrued and other current liabilities	81,172	40,099
Accrued employee benefits costs — current portion	18,020	18,683
Industrial revenue bonds	7,815	7,815
Total current liabilities	278,219	181,704
Senior notes payable	248,961	250,582
Accrued pension benefits costs — less current portion	63,748	67,878
Accrued postretirement benefits costs — less current portion	142,978	143,105
Other liabilities	37,056	40,162
Deferred taxes	111,318	110,252
Total noncurrent liabilities	604,061	611,979
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 80,084 and 80,283 issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,389,230 issued and 88,602,709 outstanding at June 30, 2013; 93,335,158 issued and 88,548,637 outstanding at December 31, 2012)	934	933
Additional paid-in capital	2,507,996	2,507,454
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(139,163)	(151,192)
Accumulated deficit	(1,350,949)	(1,324,629)
Total shareholders’ equity	968,895	982,643
TOTAL	$1,851,175	$1,776,326

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NET SALES:
Third-party customers	$220,950	$184,022	$409,464	$372,861
Related parties	110,987	139,597	243,747	276,948
	331,937	323,619	653,211	649,809
Cost of goods sold	337,635	317,662	641,327	623,260
Gross profit (loss)	(5,698)	5,957	11,884	26,549
Other operating expenses – net	3,018	3,817	4,114	7,538
Selling, general and administrative expenses	15,154	7,151	31,453	15,610
Operating income (loss)	(23,870)	(5,011)	(23,683)	3,401
Interest expense – third party	(6,224)	(5,946)	(12,300)	(11,924)
Interest income – third party	186	113	317	251
Interest income – related parties	—	2	—	62
Net gain (loss) on forward and derivative contracts	204	1,450	15,711	(3,709)
Gain on bargain purchase	2,042	—	2,042	—
Loss on early extinguishment of debt	(3,272)	—	(3,272)	—
Other income (expense) - net	(1,284)	161	(1,214)	467
Loss before income taxes and equity in earnings of joint ventures	(32,218)	(9,231)	(22,399)	(11,452)
Income tax expense	(2,791)	(3,395)	(5,308)	(6,216)
Loss before equity in earnings of joint ventures	(35,009)	(12,626)	(27,707)	(17,668)
Equity in earnings of joint ventures	436	349	1,387	990
Net loss	$(34,573)	$(12,277)	$(26,320)	$(16,678)

Net loss allocated to common shareholders	$(34,573)	$(12,277)	$(26,320)	$(16,678)
LOSS PER COMMON SHARE:
Basic and Diluted	$(0.39)	$(0.14)	$(0.30)	$(0.19)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,597	88,452	88,576	88,589
Diluted	88,597	88,452	88,576	88,589

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(34,573)	$(12,277)	$(26,320)	$(16,678)
Other comprehensive income before income tax effect:
Net unrealized gain (loss) on financial instruments	—	26	—	(220)
Net loss reclassified to income on financial instruments	—	209	—	481
Net gain on foreign currency cash flow hedges reclassified as income	(46)	(46)	(93)	(93)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	10,349	49	10,349	49
Amortization of prior service benefit during the period	(916)	(1,031)	(1,944)	(2,056)
Amortization of net loss during the period	2,130	2,941	4,482	5,125
Other comprehensive income before income tax effect	11,517	2,148	12,794	3,286
Income tax effect	(383)	(383)	(765)	(765)
Other comprehensive income	11,134	1,765	12,029	2,521
Total comprehensive loss	$(23,439)	$(10,512)	$(14,291)	$(14,157)

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(26,320)	$(16,678)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized net (gain) loss on forward contracts	(397)	3,177
Gain on bargain purchase	(2,042)	—
Unrealized gain on E.ON contingent obligation	(16,075)	—
Accrued and other plant curtailment costs — net	2,268	2,781
Lower of cost or market inventory adjustment	16,049	(11,617)
Depreciation and amortization	29,157	31,288
Debt discount amortization	502	523
Pension and other postretirement benefits	(3,616)	(260)
Stock-based compensation	499	212
Loss on early extinguishment of debt	3,272	—
Undistributed earnings of joint ventures	(1,387)	(990)
Change in operating assets and liabilities:
Accounts receivable — net	(33,883)	(24,289)
Due from affiliates	12,906	5,401
Inventories	(22,334)	25,040
Prepaid and other current assets	(5,992)	(3,877)
Accounts payable, trade	30,696	(15,931)
Due to affiliates	27,607	1,151
Accrued and other current liabilities	(1,827)	1,750
Other — net	13,893	704
Net cash provided by (used in) operating activities	22,976	(1,615)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(16,565)	(6,165)
Nordural expansion — Helguvik	(2,559)	(3,586)
Purchase of carbon anode assets and improvements	(3,670)	(14,524)
Purchase of Sebree smelter	(48,058)	—
Investments in and advances to joint ventures	—	(200)
Dividends and payments received on advances from joint ventures	—	3,166
Proceeds from sale of property, plant and equipment	515	68
Restricted and other cash deposits	(720)	—
Net cash used in investing activities	$(71,057)	$(21,241)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Dollars in thousands)
(Unaudited)
	Six months ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(249,604)	$—
Proceeds from issuance of debt	246,330	—
Borrowings under revolving credit facility	—	18,076
Repayments under revolving credit facility	—	(18,076)
Debt issuance costs	(3,926)	—
Debt retirement costs	(1,208)	—
Repurchase of common stock	—	(4,033)
Issuance of common stock — net	44	—
Net cash used in financing activities	(8,364)	(4,033)
CHANGE IN CASH AND CASH EQUIVALENTS	(56,445)	(26,889)
Cash and cash equivalents, beginning of the period	183,976	183,401
Cash and cash equivalents, end of the period	$127,531	$156,512

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and six months ended June 30, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first six months of 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Acquisition of Sebree aluminum smelter
Acquisition of Sebree smelter
On June 1, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"), acquired the Sebree aluminum smelter ("Sebree") from a subsidiary of Rio Tinto Alcan, Inc ("RTA"). Sebree, located in Robards, Kentucky, has an annual hot metal production capacity of 205,000 metric tons of primary aluminum and employs approximately 500 men and women. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments), of which we have paid $48,000 as of June 30, 2013. The remaining portion of the purchase price will be paid following final determination of the applicable working capital adjustments, which will be determined based on the amount of working capital transferred to Century Sebree at closing versus a target working capital amount of $71,000. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and has agreed to fully fund the pension plan being assumed by Century.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocate the purchase price to the assets acquired, liabilities assumed, and any bargain gain (or goodwill) in accordance with ASC 805, "Business Combinations." Once it has been determined that recognition of an asset or liability in a business combination is appropriate, we measure the asset or liability at fair value in accordance with the principles of ASC 820, "Fair Value Measurements and Disclosures." Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The determination of the fair value of certain intangible assets and/or liabilities require significant management judgment in each of the following areas:

•	Identify the acquired intangible assets or liabilities. In the case of the Sebree acquisition, we assumed a power contract liability as the contract price is in excess of current market prices.

•
Estimate the fair value of the intangible assets and/or liabilities. We consider various approaches to value the acquired intangible assets and/or liabilities. These valuation approaches include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with a like asset; the market approach, which values the assets through an analysis of sales and offerings of comparable assets; and the income approach, which measures the value of an asset (or liability) by measuring the present worth of the economic benefits (or costs) it is expected to produce.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change based on the finalization of the valuation of assets and liabilities. Based on the preliminary purchase price allocation, we recorded a gain on bargain purchase of approximately $2,042. The gain on bargain purchase reflects the current London Metal Exchange (the "LME") market and the market risk associated with the long term power supply for the facility. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

Consideration:
Cash (1)	$47,373
Assets Acquired:
Inventories	58,496
Prepaid and other current assets	363
Property, plant and equipment - net	55,520
Total assets acquired	$114,379
Liabilities Assumed:
Accrued and other current liabilities	$44,121
Accrued pension benefit costs	5,039
Accrued post retirement benefit costs	6,544
Other liabilities	8,003
Deferred taxes	1,257
Total liabilities assumed	$64,964
Gain on bargain purchase:	$2,042

(1)	This amount represents our preliminary estimate of consideration based on our expectation of the working capital adjustments.
Through June 30, 2013, the actual revenue and net loss of Sebree since the acquisition date of June 1, 2013 included in the consolidated statement of operations is as follows:

From Acquisition date through
June 30, 2013
Sebree revenue	$38,753
Sebree net loss	(3,456)
The following unaudited pro forma financial information for the three and six months ended June 30, 2013 reflects our results of continuing operations as if the acquisition of Sebree had been completed on January 1, 2013 or January 1, 2012. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2013 or January 1, 2012, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Pro forma revenues	$413,907	$444,267	$861,605	$890,860
Pro forma earnings from continuing operations	(38,231)	(5,056)	(39,183)	(4,330)
Loss per common share, basic	(0.43)	(0.06)	(0.44)	(0.05)
Loss per common share, diluted	(0.43)	(0.06)	(0.44)	(0.05)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

3.	Asset purchase
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
The following section describes the valuation methodology used to measure our financial assets and liabilities that were accounted for at fair value and are categorized based on the fair value hierarchy described in Accounting Standards Codification Manual ("ASC") 820 "Fair Value Measurements."

Overview of Century’s valuation methodology
	Level	Significant inputs
Cash equivalents/money market funds	1	Quoted market prices
Trust assets (1)	1	Quoted market prices
Surety bonds	1	Quoted market prices
E.ON U.S. (“E.ON”) contingent obligation	3
Quoted LME forward market, management’s estimates of the LME forward market prices for periods beyond the quoted periods and management’s estimate of future level of operations at Century Aluminum of Kentucky, our wholly owned subsidiary (“CAKY”).

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Recurring Fair Value Measurements	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$105,104	$—	$—	$105,104
Trust assets (1)	12,276	—	—	12,276
Surety bond – workers comp insurance	1,574	—	—	1,574
TOTAL	$118,954	$—	$—	$118,954
LIABILITIES:
E.ON contingent obligation - net (2)	$—	$—	$—	$—
Primary aluminum sales contract – premium collar	—	—	773	773
TOTAL	$—	$—	$773	$773

(1)	Trust assets are currently invested in money market funds and excludes the cash surrender value of the life insurance policies in the trust.

(2)
Based on the LME forward market prices for primary aluminum at June 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement which expires in 2028. See Note 10 Debt for additional information about the E.ON contingent obligation fair value.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Change in Level 3 Fair Value Measurements during the three months ended June 30,
	Derivative liabilities - net
	2013	2012
Beginning balance, April 1,	$(1,030)	$(15,426)
Total gain (loss) (realized/unrealized) included in earnings	257	(545)
Settlements	—	(53)
Ending balance, June 30,	$(773)	$(16,024)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$257	$(545)

Change in Level 3 Fair Value Measurements during the six months ended June 30,
	Derivative liabilities - net
	2013	2012
Beginning balance, January 1,	$(16,539)	$(14,760)
Total gain (loss) (realized/unrealized) included in earnings	15,766	(1,158)
Settlements	—	(106)
Ending balance, June 30,	$(773)	$(16,024)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at June 30,	$15,766	$(1,158)
The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statement of operations under net gain (loss) on forward and derivative contracts. See Note 5 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

5.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivative Liabilities
	Balance sheet location	June 30, 2013	December 31, 2012
DERIVATIVE LIABILITIES:
Aluminum sales premium contracts – current portion	Accrued and other current liabilities	$773	$1,170
E.ON contingent obligation - net (1)	Other liabilities	—	15,369
TOTAL		$773	$16,539

(1)
Based on the LME forward market prices for primary aluminum at June 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement which expires in 2028. See Note 10 Debt for additional information about the E.ON contingent obligation fair value.

Primary aluminum put option contracts
In the past, we have entered into primary aluminum put option contracts that settled monthly based on LME prices.  The option contract volumes accounted for a portion of our domestic production, with a strike price around our domestic facilities’ average cash basis break-even price at the time.
Our counterparties included two non-related third parties and an affiliate of Glencore Xstrata plc (together with its subsidiaries, "Glencore"), a related party. We paid cash premiums to enter into the put option contracts and recorded an asset on the consolidated balance sheets. We determined the fair value of the put option contracts using a Black-Scholes model with market data provided by an independent vendor. See the derivatives not designated as hedging instruments table below for more information.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended June 30,		Six months ended June 30,
	Location	2013	2012	2013	2012
E.ON contingent obligation - net	Net gain (loss) on forward and derivative contracts	$353	$—	$16,075	$—
Primary aluminum put option contracts	Net gain (loss) on forward and derivative contracts	—	1,970	—	(2,725)
Aluminum sales premium contracts	Related party sales	406	328	761	532
Aluminum sales premium contracts	Net gain (loss) on forward and derivative contracts	(149)	(520)	(364)	(985)
E.ON contingent obligation - net	Interest expense - third party	(353)	(353)	(706)	(706)
We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	June 30, 2013	December 31, 2012
Primary aluminum sales contract premium (metric tons) (1)	10,430	20,400

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.
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
As of June 30, 2013, income of $153 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

6.	Earnings per share
Basic earnings per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings per share for the three and six months ended June 30, 2013 and June 30, 2012:

	For the three months ended June 30,
	2013			2012
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(34,573)			$(12,277)
Amount allocated to common shareholders (1)	100%			100%
Basic EPS:
Loss allocable to common shareholders	(34,573)	88,597	$(0.39)	(12,277)	88,452	$(0.14)
Diluted EPS:
Loss applicable to common shareholders with assumed conversion	$(34,573)	88,597	$(0.39)	$(12,277)	88,452	$(0.14)

	For the six months ended June 30,
	2013			2012
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(26,320)			$(16,678)
Amount allocated to common shareholders (1)	100%			100%
Basic EPS:
Loss allocable to common shareholders	(26,320)	88,576	$(0.30)	(16,678)	88,589	$(0.19)
Diluted EPS:
Loss applicable to common shareholders with assumed conversion	$(26,320)	88,576	$(0.30)	$(16,678)	88,589	$(0.19)

(1)	We have not allocated net losses between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.
Impact of our outstanding Series A Convertible Preferred Stock on EPS
Our Series A Convertible preferred stock has similar characteristics of a “participating security” as described by the ASC 260-10-45.  In accordance with the guidance in the ASC 260-10-45, we calculated basic EPS using the Two-Class Method, allocating undistributed income to our preferred shareholder consistent with their participation rights, and diluted EPS using the If-Converted Method when applicable.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The holders of our convertible preferred stock do not have a contractual obligation to share in the losses of Century. Thus, in periods where we report net losses, we will not allocate the net losses to the convertible preferred stock for the computation of basic or diluted EPS.

Calculation of EPS:	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Options to purchase common stock	620,334	626,334	620,334	626,334
Weighted average service-based share awards outstanding	576,510	395,791	496,234	370,658
Excluded from the calculation of diluted EPS:
Stock options (1)	620,334	626,334	620,334	632,334
Service-based share award	576,510	395,791	496,234	370,658

(1)
These stock option awards were excluded from the calculation of diluted EPS because the exercise price of these options was greater than the average market price of the underlying common stock, except in periods when we had a net loss where all options were excluded because of their antidilutive effect on earnings per share.

In March 2012, we repurchased 400,000 shares of our common stock under a stock repurchase program. See Note 7 Shareholders’ equity for additional information about this program. Shares repurchased under the program are excluded from the calculation of weighted average shares of common stock outstanding.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

From August 11, 2011 through June 30, 2013, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of June 30, 2013.
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

Common and Preferred Stock Activity:	Preferred stock	Common stock
	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2012	80,283	4,786,521	88,548,637
Repurchase of common stock	—	—	—
Conversion of convertible preferred stock	(199)	—	19,864
Issuance for stock compensation plans	—	—	34,208
Ending balance as of June 30, 2013	80,084	4,786,521	88,602,709

8.	Income taxes
We recorded income tax expense from continuing operations for the six months ended June 30, 2013 of $5,308 which primarily consist of foreign and state income taxes. Our domestic deferred tax assets, net of deferred tax liabilities are subject to a valuation allowance; therefore, the domestic losses were not benefited.
We recorded income tax expense from continuing operations for the six months ended June 30, 2012 of $6,216 which primarily consist of foreign and state income taxes.
Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
As of June 30, 2013, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which at June 30, 2013, is not likely to be achieved.
During the six months ended June 30, 2013, we received notice from the Internal Revenue Service ("IRS") that the Congressional Joint Committee on Taxation finalized their review of the US Federal examinations for the income tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007 without exception to the conclusions reached by the IRS. This Joint Committee is a special nonpartisan Congressional committee involved with the analysis and drafting of federal tax legislation and as part of its mandate, reviews all federal tax refund claims over a certain amount. As a result of this determination, we have reduced the reserve for the unrecognized tax benefits related to prior years by $14,300. The reduction did not result in an impact to the effective tax rate since the reduction was offset by an increase in our valuation allowance. During the second quarter, we received refunds from the IRS of $5,009 following the Joint Committee review.
During the second quarter of 2013, we received notice from the Directorate of Internal Revenue of Iceland of their intent to conduct a periodic review regarding certain of our Icelandic subsidiaries for the years 2010-2012.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

9.	Inventories

Inventories consist of the following:	June 30, 2013	December 31, 2012
Raw materials	$60,512	$40,725
Work-in-process	21,703	15,259
Finished goods	17,435	9,753
Operating and other supplies	125,057	94,188
Inventories (1)	$224,707	$159,925

(1)	The balance at June 30, 2013 includes inventory acquired with the purchase of Sebree. See Note 2 Acquisition of Sebree aluminum smelter for additional information about the Sebree acquisition.
Inventories are stated at the lower of cost or market, using the first-in, first-out method.

10.	Debt

	June 30, 2013	December 31, 2012
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
Debt classified as non-current liabilities:
7.5% senior secured notes payable due June 1, 2021, net of debt discount of $3,642, interest payable semiannually	246,358	—
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $1,626, interest payable semiannually	—	247,979
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	—	15,369
TOTAL	$256,776	$273,766

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at June 30, 2013 was 0.26%.

(2)
E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum. See E.ON contingent obligation below and Note 4 Fair value measurements for additional information.

Amended Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, entered into the Amended and Restated Loan and Security Agreement (the “New Credit Facility”), dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The New Credit Facility extended the term through May 24, 2018 and provides for borrowings of up to $137,500 in the aggregate, including up to $80,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the New Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Status of our Credit Facility:

June 30, 2013
New Credit Facility amount	$137,500
Borrowing availability, net of outstanding letters of credit	63,955
Outstanding borrowings on Credit Facility	—
Letter of credit sub-facility amount	80,000
Outstanding letters of credit issued under the Credit Facility	73,545
Borrowing Base.  The availability of funds under the New Credit Facility is limited by a specified borrowing base consisting of accounts receivable and inventory of the Borrowers which meet the eligibility criteria.
 Guaranty.  The Borrowers' obligations under the New Credit Facility are guaranteed by certain of our domestic subsidiaries and secured by a continuing lien upon and a security interest in all of the Borrowers' accounts receivable, inventory and certain bank accounts.  Each Borrower is liable for any and all obligations under the New Credit Facility on a joint and several basis.
Interest Rates and Fees.  Any amounts outstanding under the New Credit Facility will bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.  The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter.  In addition, we pay an unused line fee on undrawn amounts, less the amount of our letters of credit exposure.
 For standby letters of credit, we are required to pay a fee on the face amount of such letters of credit that varies depending on whether the letter of credit exposure is cash collateralized.
 Maturity.  The New Credit Facility will mature on May 24, 2018.
 Prepayments.  We can make prepayments of amounts outstanding under the New Credit Facility, in whole or in part without premium or penalty, subject to standard LIBOR breakage costs, if applicable.  We may be required to apply the proceeds from sales of collateral accounts, other than sales of inventory in the ordinary course of business, to repay amounts outstanding under the revolving credit facility and correspondingly reduce the commitments there under.
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
8% Notes Tender Offer, Consent Solicitation and Redemption

In May 2013, we commenced a tender offer and consent solicitation to the holders of the outstanding 8% Senior Secured Notes due 2014 (the “8.0% Notes Tender Offer”). Investors electing to participate in the 8.0% Notes Tender Offer consented to certain amendments and modifications to the indenture governing the 8.0% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.

We received tenders and consents from holders of approximately 92% of the outstanding principal amount of the 8.0% Notes. The remaining 8.0% Notes outstanding that had not participated in the Tender Offer were redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest (the “Redemption”). Together the 8.0% Tender

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Offer and Redemption satisfied and discharged our obligations under the 8.0% Notes and the related indenture. We used the net proceeds from the issuance of the 7.5% Senior Secured Notes due 2021 (the “7.5% Notes”) and available cash on hand to fund the 8.0% Notes Tender Offer and the Redemption.

In accordance with ASC 470, based on an evaluation of the characteristics of the 8.0% Notes and the 7.5% Notes that were recently issued, we determined the tender and redemption of the 8.0% Notes should be treated as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in the second quarter of 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the 8.0% Notes Tender.
7.5% Notes

General.  On June 4, 2013, we issued $250,000 of our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.  The 7.5% Notes were issued at a discount and we received gross proceeds of $246,330, prior to payment of financing fees and related expenses.

Interest rate.  The 7.5% Notes bear interest at 7.5% per annum on the principal amount, payable semi-annually in arrears in cash on June 1st and December 1st of each year.

Maturity.  The 7.5% Notes mature on June 1, 2021.

Seniority.  The 7.5% Notes are senior secured obligations of Century, ranking equally in right of payment with all existing and future senior indebtedness of Century, but effectively senior to unsecured debt to the extent of the value of the collateral.

Guaranty.  Our obligations under the 7.5% Notes are guaranteed by all of our existing and future domestic restricted subsidiaries (the “Guarantors”), except for foreign owned holding companies and any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantors, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor but effectively senior to unsecured debt.

Collateral. Our obligations under the 7.5% Notes and the guarantors' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):

(i)	all of our and the guarantors' plant, property and equipment (other than certain excluded property, such as the assets of Berkeley Aluminum, Inc., the owner of our interest in our Mt. Holly facility);

(i)
all equity interests in domestic subsidiaries directly owned by us and the guarantors and 65% of equity interests in foreign subsidiaries or foreign holding companies directly owned by us and the guarantors;

(ii)	intercompany notes owed by any non-guarantor to us or any guarantor to us; and

(iii)	proceeds of the foregoing.

Under certain circumstances, we may incur additional debt that also may be secured by liens on the collateral that are equal to or have priority over the liens securing the 7.5% Notes.

Redemption Rights.  Prior to June 1, 2016, we may redeem the 7.5% Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a make-whole premium, and if redeemed during the twelve-month period beginning on June 1 of the years indicated below, at the following redemption prices plus accrued and unpaid interest:

Year	Percentage
2016	105.625%
2017	103.750%
2018	101.875%
2019 and thereafter	100.000%

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Upon a change of control (as defined in the indenture governing the 7.5% Notes), we will be required to make an offer to purchase the 7.5% Notes at a purchase price equal to 101% of the outstanding principal amount of the 7.5% Notes on the date of the purchase, plus accrued interest to the date of purchase.

Covenants.  The indenture governing the 7.5% Notes contains customary covenants which may limit our ability, and the ability of certain of our subsidiaries, to: (i) incur additional debt; (ii) create liens; (iii) pay dividends or make distributions in respect of capital stock; (iv) purchase or redeem capital stock; (v) make investments or certain other restricted payments; (vi) sell assets; (vii) issue or sell stock of certain subsidiaries; (viii) enter into transactions with shareholders or affiliates; and (ix) effect a consolidation or merger.
E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments under the Big Rivers Agreement to Big Rivers on CAKY’s behalf in excess of the agreed upon base amount. Our obligation to make repayments is contingent upon certain operating criteria for our Hawesville, Kentucky facility and the LME price of primary aluminum. When the conditions for repayment are met, and for so long so those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.
Based on the LME forward market prices for primary aluminum at June 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $16,075 in net gain (loss) on forward and derivative contracts for the six months ended June 30, 2013. Based on the LME forward market prices for primary aluminum at June 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	June 30, 2013	December 31, 2012
E.ON Loan	Other liabilities	$(12,902)	$(12,902)
E.ON Loan - Accrued Interest	Other liabilities	(3,173)	(2,467)
E.ON Contract Derivative Asset	Other liabilities	16,075	—
		$—	$(15,369)

11.	Commitments and contingencies
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,396 and $906 at June 30, 2013 and December 31, 2012, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Century Aluminum of West Virginia ("CAWV") continues to perform remedial measures at our Ravenswood West Virginia facility pursuant to an order issued by the EPA in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted by the EPA and a final order has been completed and signed by the EPA in April 2013. Under the order, CAWV's responsibilities going forward include monitoring specific wells as well as restricting access to certain parts of the site.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”) to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through June 30, 2013, we have expended approximately $985 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The parties are currently engaged in the discovery process. As of June 30, 2013, no trial date has been set for the remaining claims.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. On June 5, 2013, the Third Circuit Court of Appeals reversed the lower court's ruling to hold that plaintiff's expenditures of funds may be found as recoverable response costs incurred by the government entitling plaintiffs to recover future response costs, but did not rule. Vialco remains the only Century entity in the litigation. At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses relating to any of the foregoing.
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
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20,000 to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including costs and attorneys’ fees. The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to defend ourselves against them. The arbitration hearing is scheduled for the third quarter of 2013.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
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
In April 2013, our subsidiary Nordural Grundartangi, received a ruling in an arbitration case involving two of its power suppliers, HS Orka and Orkuveita Reykjavikur. Under the arbitration award, Nordural Grundartangi is restricted from reducing power under its existing power contracts with HS Orka and Orkuveita Reykjavikur in order to take power under a separate power contract with Orkuveita Reykjavikur originally intended to be used at Helguvik. Nordural Grundartangi remains entitled to take power under the Orkuveita Reykjavikur Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS Orka damages and Nordural Grundartangi paid $1,470 to HS Orka in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. Orkuveita Reykjavikur has subsequently brought a claim for damages against Nordural Grundartangi based on the arbitration ruling. Nordural Grundartangi believes these claims are without merit and intends to defend itself against them.
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
Ravenswood Pension Plans
In June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed a “cessation of operations” under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a “cessation of operations” occurred, CAWV entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, CAWV will make additional contributions (above any minimum required contributions) to its defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016.  In April 2013, CAWV made the first scheduled contribution pursuant to this agreement of $5,900.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Power Commitments
Hawesville
In August 2012, CAKY issued a 12-month notice to terminate its long-term power supply agreement (the “Hawesville Power Agreement”) with Kenergy, a member cooperative of Big Rivers Electric Corporation (“Big Rivers”). The Hawesville Power Agreement is take-or-pay for Hawesville’s energy requirements at full production. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. The Hawesville Power Agreement currently provides sufficient power at cost-based rates for Hawesville’s full production capacity requirements, but, pursuant to the termination notice, the Hawesville Power Agreement will terminate on August 20, 2013.  If a new power arrangement is not reached prior to August 20, 2013, the Hawesville plant will have to be curtailed.
On April 29, 2013, CAKY announced that it had reached a tentative agreement with Kenergy and Big Rivers on the framework for providing market priced power to the Hawesville smelter. Under the arrangement, the power companies would purchase power on the open market and pass it through to Hawesville at the market price plus additional costs incurred by them. Definitive agreements for the framework have been agreed to by the parties but must still be approved by various third parties, including the Kentucky Public Service Commission (“KPSC”). The definitive agreements have been submitted for approval to the KPSC, which is expected to issue a decision prior to the August 20, 2013 termination of the existing Hawesville Power Agreement.
Sebree
 In January 2013, Sebree issued a 12-month notice to terminate its long-term power supply agreement (the “Sebree Power Agreement”) with Kenergy, a member cooperative of Big Rivers. The Sebree Power Agreement is take-or-pay for Sebree’s energy requirements at full production. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. The Sebree Power Agreement currently provides sufficient power at cost-based rates for Sebree’s full production capacity requirements, but, pursuant to the termination notice, the Sebree Power Agreement will terminate on January 31, 2014.  If a new power arrangement is not reached prior to January 31, 2014, the Sebree plant will have to be curtailed.
We intend to seek a market-based power contract for Sebree similar to the tentative agreement we have reached for Hawesville, but no assurance can be given that we will be able to obtain one.
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
(Unaudited)

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
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and a portion is currently being utilized at Grundartangi.
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
Helguvik
Nordural Helguvik has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and a portion of that power is currently being utilized at Grundartangi.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik is in discussion with both HS and OR with respect to such conditions.
Other Commitments and Contingencies
Labor Commitments
Approximately 75% of our U.S. based work force is represented by the USWA. CAKY’s Hawesville plant employees represented by the USWA are under a collective bargaining agreement which expires on March 31, 2015. The Sebree plant employees represented by the USWA are under a collective bargaining agreement that expires on September 30, 2014.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Other Commitments
The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act were enacted in March 2010. The Health Care Acts extend health care coverage to many uninsured individuals and expands coverage to those already insured. The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available. We are continuing to assess the potential impacts that this legislation may have on our future results of operations, cash flows and financial position related to our health care benefits and other postretirement benefit obligations. Among other things, the Health Care Acts eliminated the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.

12.	Forward delivery contracts and financial instruments
As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices. From time to time we enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
Forward Physical Delivery Agreements
Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 mtpy	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	Approximately 19,000 metric tons	Through December 31, 2013	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	Through December 31, 2013	Variable, based on U.S. Midwest market
RTA Metal Agreement	Rio Tinto Alcan	Approximately 111,000 metric tons	Through December 31, 2013	Variable, based on U.S. Midwest market

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement, the RTA Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2013	December 31, 2012
	(in metric tons)
Other forward delivery contracts – total	50,181	88,827
Other forward delivery contracts – Glencore	2,010	1,811
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2013. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2013.

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, which are accounted for as derivative instruments. See Note 5 Derivative and hedging instruments for additional information about these instruments.

13.	Supplemental cash flow information

	Six months ended June 30,
	2013	2012
Cash paid for:
Interest	$11,287	$10,108
Income/withholding taxes (1)	14,156	16,809

(1)
We paid withholding taxes in Iceland of $8,259 and $9,484 in the six months ended June 30, 2013 and 2012, respectively. Our tax payments in Iceland for withholding taxes, income taxes, and associated refunds, are denominated in ISK.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

14.	Asset retirement obligations (“ARO”)
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Six months ended June 30, 2013	Year ended December 31, 2012
Beginning balance, ARO liability	$16,124	$15,171
Additional ARO liability incurred	764	1,166
ARO liabilities settled	(796)	(1,380)
Accretion expense	673	1,167
Additional ARO liability from Sebree acquisition	10,591	—
Ending balance, ARO liability	$27,356	$16,124
Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
15.Components of accumulated other comprehensive loss

	June 30, 2013	December 31, 2012
Defined benefit plan liabilities	$(140,338)	$(153,225)
Equity in investee other comprehensive income (1)	(12,712)	(12,712)
Unrealized loss on financial instruments	(971)	(878)
Other comprehensive loss before income tax effect	(154,021)	(166,815)
Income tax effect (2)	14,858	15,623
Accumulated other comprehensive loss	$(139,163)	$(151,192)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	June 30, 2013	December 31, 2012
Defined benefit plan liabilities	$15,037	$15,784
Equity in investee other comprehensive income	453	488
Unrealized loss on financial instruments	(632)	(649)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

16.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$926	$506	$1,606	$1,401
Interest cost	1,755	1,606	3,390	3,436
Expected return on plan assets	(1,893)	(1,782)	(3,613)	(3,482)
Amortization of prior service cost	22	34	54	69
Amortization of net loss	857	1,133	1,706	1,821
Curtailment	(18)	—	(18)	—
Net periodic benefit cost	$1,649	$1,497	$3,125	$3,245

	Other Postretirement Benefits ("OPEB")
	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Service cost	$670	$370	$1,163	$895
Interest cost	1,433	1,271	2,756	2,757
Amortization of prior service cost	(938)	(1,065)	(1,998)	(2,125)
Amortization of net loss	1,273	1,808	2,776	3,304
Curtailment	(20)	—	(20)	—
Net periodic benefit cost	$2,418	$2,384	$4,677	$4,831

Employer contributions
During the six months ended June 30, 2013, we have made contributions of approximately $7,419 to the qualified defined benefit plans we sponsor.

17.	Condensed consolidating financial information
Our 7.5% senior unsecured notes due 2014 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. Each subsidiary guarantor is 100% owned by Century. All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
The following summarized condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012, condensed consolidating statements of comprehensive income (loss) for the three and six months ended June 30, 2013 and June 30, 2012 and the condensed consolidating statements of cash flows for the six months ended June 30, 2013 and June 30, 2012 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations or financial position had Century, the guarantor subsidiaries or the non-guarantor subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$82,104	$45,427	$—	$127,531
Restricted cash	—	978	—	—	978
Accounts receivable — net	75,509	8,558	—	—	84,067
Due from affiliates	601,495	38,482	2,387,611	(3,002,624)	24,964
Inventories	157,976	66,731	—	—	224,707
Prepaid and other current assets	4,994	31,369	5,083	—	41,446
Deferred taxes - current portion	—	19,726	—	(113)	19,613
Total current assets	839,974	247,948	2,438,121	(3,002,737)	523,306
Investment in subsidiaries	38,810	—	(1,000,911)	962,101	—
Property, plant and equipment, net	357,738	871,435	1,258	(400)	1,230,031
Due from affiliates – less current portion	—	29,926	—	(29,926)	—
Other assets	17,606	52,291	32,793	(4,852)	97,838
Total	$1,254,128	$1,201,600	$1,471,261	$(2,075,814)	$1,851,175
Liabilities:
Accounts payable, trade	$67,123	$35,551	$1,193	$—	$103,867
Due to affiliates	2,158,509	129,236	196,918	(2,417,318)	67,345
Accrued and other current liabilities	51,544	24,620	12,681	(7,673)	81,172
Accrued employee benefits costs — current portion	15,035	—	2,985	—	18,020
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,300,026	189,407	213,777	(2,424,991)	278,219
Senior notes payable	—	—	248,961	—	248,961
Accrued pension benefit costs — less current portion	32,518	—	31,230	—	63,748
Accrued postretirement benefit costs — less current portion	136,554	—	6,424	—	142,978
Other liabilities/intercompany loan	58,329	590,678	1,974	(613,925)	37,056
Deferred taxes	—	110,318	—	1,000	111,318
Total noncurrent liabilities	227,401	700,996	288,589	(612,925)	604,061
Shareholders’ equity:
Convertible preferred stock	—	—	1	—	1
Common stock	60	12	934	(72)	934
Additional paid-in capital	355,467	154,493	2,507,996	(509,960)	2,507,996
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive income (loss)	(134,056)	(1,602)	(139,163)	135,658	(139,163)
Retained earnings (accumulated deficit)	(1,494,770)	158,294	(1,350,949)	1,336,476	(1,350,949)
Total shareholders’ equity	(1,273,299)	311,197	968,895	962,102	968,895
Total	$1,254,128	$1,201,600	$1,471,261	$(2,075,814)	$1,851,175

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$173,986	$46,964	$—	$—	$220,950
Related parties	51,651	59,336	—	—	110,987
	225,637	106,300	—	—	331,937
Cost of goods sold	250,395	87,240	—	—	337,635
Gross profit (loss)	(24,758)	19,060	—	—	(5,698)
Other operating expenses – net	3,018	—	—	—	3,018
Selling, general and administrative expenses	11,755	3,399	—	—	15,154
Operating income (loss)	(39,531)	15,661	—	—	(23,870)
Interest expense – third party	(6,224)	—	—	—	(6,224)
Interest expense – affiliates	14,521	(14,521)	—	—	—
Interest income – third party	17	169	—	—	186
Net gain on forward and derivative contracts	204	—	—	—	204
Gain on bargain purchase	2,042	—	—	—	2,042
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other expense - net	(128)	(1,156)	—	—	(1,284)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(32,371)	153	—	—	(32,218)
Income tax expense	(660)	(2,131)	—	—	(2,791)
Loss before equity in earnings (loss) of subsidiaries and joint ventures	(33,031)	(1,978)	—	—	(35,009)
Equity in earnings (loss) of subsidiaries and joint ventures	(3,044)	436	(34,573)	37,617	436
Net income (loss)	$(36,075)	$(1,542)	$(34,573)	$37,617	$(34,573)
Other comprehensive income (loss) before income tax effect	$10,006	$(46)	$11,517	$(9,960)	$11,517
Income tax effect	(357)	8	(383)	349	(383)
Other comprehensive income (loss)	9,649	(38)	11,134	(9,611)	11,134
Comprehensive income (loss)	$(26,426)	$(1,580)	$(23,439)	$28,006	$(23,439)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$131,721	$52,301	$—	$—	$184,022
Related parties	76,469	63,128	—	—	139,597
	208,190	115,429	—	—	323,619
Cost of goods sold	223,297	94,365	—	—	317,662
Gross profit (loss)	(15,107)	21,064	—	—	5,957
Other operating expenses – net	3,817	—	—	—	3,817
Selling, general and administrative expenses (income)	8,238	(1,087)	—	—	7,151
Operating income (loss)	(27,162)	22,151	—	—	(5,011)
Interest expense – third party	(5,946)	—	—	—	(5,946)
Interest expense – affiliates	16,030	(16,030)	—	—	—
Interest income – third party	3	110	—	—	113
Interest income – affiliates	—	2	—	—	2
Net gain on forward contracts	1,450	—	—	—	1,450
Other (income) expense - net	(6)	167	—	—	161
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(15,631)	6,400	—	—	(9,231)
Income tax expense	(432)	(2,963)	—	—	(3,395)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(16,063)	3,437	—	—	(12,626)
Equity in earnings (loss) of subsidiaries and joint ventures	386	349	(12,277)	11,891	349
Net income (loss)	$(15,677)	$3,786	$(12,277)	$11,891	$(12,277)
Other comprehensive income (loss) before income tax effect	$1,617	$(46)	$2,148	$(1,571)	$2,148
Income tax effect	(373)	8	(383)	365	(383)
Other comprehensive income (loss)	1,244	(38)	1,765	(1,206)	1,765
Comprehensive income (loss)	$(14,433)	$3,748	$(10,512)	$10,685	$(10,512)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$311,084	$98,380	$—	$—	$409,464
Related parties	118,280	125,467	—	—	243,747
	429,364	223,847	—	—	653,211
Cost of goods sold	461,580	179,747	—	—	641,327
Gross profit (loss)	(32,216)	44,100	—	—	11,884
Other operating expenses – net	4,114	—	—	—	4,114
Selling, general and administrative expenses	24,644	6,809	—	—	31,453
Operating income (loss)	(60,974)	37,291	—	—	(23,683)
Interest expense – third party	(12,300)	—	—	—	(12,300)
Interest expense – affiliates	29,017	(29,017)	—	—	—
Interest income – third party	31	286	—	—	317
Net gain on forward and derivative contracts	15,711	—	—	—	15,711
Gain on bargain purchase	2,042	—	—	—	2,042
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other expense - net	(9)	(1,205)	—	—	(1,214)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(29,754)	7,355	—	—	(22,399)
Income tax benefit (expense)	(7,762)	2,454	—	—	(5,308)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(37,516)	9,809	—	—	(27,707)
Equity in earnings (loss) of subsidiaries and joint ventures	(5,266)	1,387	(26,320)	31,586	1,387
Net income (loss)	$(42,782)	$11,196	$(26,320)	$31,586	$(26,320)
Other comprehensive income (loss) before income tax effect	$11,090	$(93)	$12,794	$(10,997)	$12,794
Income tax effect	(748)	17	(765)	731	(765)
Other comprehensive income (loss)	10,342	(76)	12,029	(10,266)	12,029
Comprehensive income (loss)	$(32,440)	$11,120	$(14,291)	$21,320	$(14,291)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$267,575	$105,286	$—	$—	$372,861
Related parties	150,999	125,949	—	—	276,948
	418,574	231,235	—	—	649,809
Cost of goods sold	430,233	193,027	—	—	623,260
Gross profit (loss)	(11,659)	38,208	—	—	26,549
Other operating expense - net	7,538	—	—	—	7,538
Selling, general and administrative expenses (income)	16,217	(607)	—	—	15,610
Operating income (loss)	(35,414)	38,815	—	—	3,401
Interest expense – third party	(11,924)	—	—	—	(11,924)
Interest expense – affiliates	32,248	(32,248)	—	—	—
Interest income – third party	14	237	—	—	251
Interest income – affiliates	—	62	—	—	62
Net loss on forward contracts	(3,709)	—	—	—	(3,709)
Other income (expense) - net	798	(331)	—	—	467
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(17,987)	6,535	—	—	(11,452)
Income tax expense	(685)	(5,531)	—	—	(6,216)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(18,672)	1,004	—	—	(17,668)
Equity in earnings (loss) of subsidiaries and joint ventures	156	990	(16,678)	16,522	990
Net income (loss)	$(18,516)	$1,994	$(16,678)	$16,522	$(16,678)
Other comprehensive income (loss) before income tax effect	$2,275	$(93)	$3,286	$(2,182)	$3,286
Income tax effect	(74)	17	(765)	57	(765)
Other comprehensive income (loss)	2,201	(76)	2,521	(2,125)	2,521
Comprehensive income (loss)	$(16,315)	$1,918	$(14,157)	$14,397	$(14,157)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$34,027	$(11,051)	$—	$22,976
Investing activities:
Purchase of property, plant and equipment	(5,240)	(10,751)	(574)	(16,565)
Nordural expansion — Helguvik	—	(2,559)	—	(2,559)
Purchase of carbon anode assets and improvements	—	(3,670)	—	(3,670)
Purchase of Sebree smelter	(48,058)	—	—	(48,058)
Proceeds from sale of property, plant and equipment	—	515	—	515
Restricted and other cash deposits	258	(978)	—	(720)
Net cash used in investing activities	(53,040)	(17,443)	(574)	(71,057)
Financing activities:
Repayment of debt	(3,274)	—	(246,330)	(249,604)
Proceeds from issuance of debt	246,330	—	—	246,330
Repayment of contingent obligation	(249,604)		249,604	—
Debt issuance costs	—	—	(3,926)	(3,926)
Debt retirement costs	—	—	(1,208)	(1,208)
Intercompany transactions	25,561	582	(26,143)	—
Issuance of common stock — net	—	—	44	44
Net cash provided by (used in) financing activities	19,013	582	(27,959)	(8,364)
Net change in cash and cash equivalents	—	(27,912)	(28,533)	(56,445)
Cash and cash equivalents, beginning of the period	—	110,016	73,960	183,976
Cash and cash equivalents, end of the period	$—	$82,104	$45,427	$127,531

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$(19,534)	$17,919	$—	$(1,615)
Investing activities:
Purchase of property, plant and equipment	(3,231)	(2,879)	(55)	(6,165)
Nordural expansion	—	(3,586)	—	(3,586)
Purchase of carbon anode assets	(14,524)	—	—	(14,524)
Investments in and advances to joint ventures	—	—	(200)	(200)
Payments received on advances to joint ventures	—	—	3,166	3,166
Proceeds from sale of property, plant and equipment	10	58	—	68
Net cash provided by (used in) investing activities	(17,745)	(6,407)	2,911	(21,241)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	37,279	(31,970)	(5,309)	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	37,279	(31,970)	(9,342)	(4,033)
Net change in cash and cash equivalents	—	(20,458)	(6,431)	(26,889)
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$138,699	$17,813	$156,512

18.	Subsequent events

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

•	Our agreement in principle with the CAWV retirees and any contributions to a voluntary employee benefit association relating to that agreement;

•	Our settlement agreement with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility and future contributions to our defined benefit plans;

•	Our agreement for providing market priced power to the Hawesville facility;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principle;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former Chief Executive Officer and related to environmental matters, and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital; and

•	Our debt levels and intentions to incur or repay debt in the future, including the E.ON contingent obligation.
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
Century acquires the Sebree smelter
On June 1, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree") acquired the Sebree aluminum smelter from a subsidiary of Rio Tinto Alcan, Inc ("RTA"). Sebree, located in Robards, Kentucky, USA has an annual hot metal production capacity of 205,000 metric tons of primary aluminum and employs approximately 500 men and women.
The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid $48 million as of June 30, 2013. The remaining portion of the purchase price will be paid following final determination of the applicable working capital adjustments, which will be determined based on the amount of working capital transferred to Century Sebree at closing versus a target working capital amount of $71 million. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and has agreed to fully fund the pension plan assumed by Century at closing. See Part II Item 1A - Risk Factors for a discussion of risks related to the Sebree acquisition.
Revolving Credit Facility Amended

We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, entered into the Amended and Restated Loan and Security Agreement (the “New Credit Facility”), dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The New Credit Facility extended the term through May 24, 2018 and provides for borrowings of up to $137.5 million in the aggregate, including up to $80 million under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the New Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.
Century issues $250 million of 7.5% senior secured notes
On June 4, 2013, we issued $250 million 7.5% senior secured notes due 2021. The notes have an interest rate of 7.5% per annum and were issued at a price equal to 98.532% of their face value. Century used the net proceeds from the sale of the notes and available cash on hand for the tender offer and redemption of our outstanding 8% Senior Secured Notes due 2014.
Tender offer and redemption of 8.0% senior secured notes due 2014
On May 20, 2013, we commenced a cash tender offer for any and all of our 8% Senior Secured Notes due 2014 (the "2014 Notes"). In conjunction with the tender offer, we solicited consents to eliminate most of the covenants, certain events of default and certain other provisions contained in the indenture for the 2014 Notes. 2014 Notes validly tendered prior to June 4, 2013 received $1,003.75 for each $1,000 principal amount.
We received tenders and consents from holders of approximately 92.18% of the principal amount of the 2014 Notes in the tender offer.
On June 4, 2013, we elected to redeem the remaining outstanding 2014 Notes at par, plus accrued and unpaid interest and transferred the necessary funds to our trustee to complete the redemption.
We used the net proceeds from the issuance of the 7.5% senior secured notes due 2021 and available cash on hand to fund the tender offer and redemption of our 2014 Notes.

Tentative agreement on framework for market priced power for Hawesville
On April 29, 2013, Century Aluminum of Kentucky ("CAKY") announced that it reached a tentative agreement on the framework for providing market priced power to the Hawesville smelter. Under the arrangement, the power companies would purchase power on the open market and pass it through to Hawesville at the market price plus additional costs incurred by them. Definitive agreements for the framework have been agreed to by the parties but must still be approved by various third parties, including the Kentucky Public Service Commission ("KPSC"). The definitive agreements have been submitted for approval to the KPSC. The parties intend to move as expeditiously as possible to finalize the agreement in advance of the expiration of the current power contract on August 20, 2013. See Part II Item 1A - Risk Factors for a discussion of risks related to the Hawesville tentative power agreement.
Conditional WARN Notice and notice to terminate Southwire Metal Agreement at Hawesville
On April 16, 2013, CAKY gave notice to terminate its supply contract with its largest customer, the Southwire Company, given the potential plant closure effective August 20th. If a competitively priced definitive power contract cannot be obtained, CAKY intends to curtail all smelter operations on August 20, 2013, when its current power contract with Big Rivers Electric Corporation expires. In addition, CAKY issued a conditional notice to the employees at the Hawesville smelter of its intent to curtail all plant operations effective August 20, 2013. The announcement was made pursuant to the federal Worker Adjustment and Retraining Notification Act ("WARN"). The WARN notice specifies that the plant will be curtailed unless Hawesville can gain access to competitively priced electric power.
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
Century signs lease for Chicago corporate headquarters
In February 2013, we signed a 10-year operating lease for office space for our corporate headquarters in Chicago, Illinois. We have completed our relocation to Chicago, but we expect to continue to incur relocation expenses through the end of the year.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net sales:
Third-party customers	$220,950	$184,022	$409,464	$372,861
Related parties	110,987	139,597	243,747	276,948
Total	$331,937	$323,619	$653,211	$649,809
Gross profit (loss)	$(5,698)	$5,957	$11,884	$26,549
Net loss	$(34,573)	$(12,277)	$(26,320)	$(16,678)
Loss per common share:
Basic and Diluted	$(0.39)	$(0.14)	$(0.30)	$(0.19)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Shipments – primary aluminum (metric tons):
Direct	106,284	93,831	199,756	187,918
Toll	69,986	66,997	135,290	132,877
Total	176,270	160,828	335,046	320,795

Net sales (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$331.9	$323.6	$8.3	2.6%
Six months ended June 30,	$653.2	$649.8	$3.4	0.5%
Lower price realizations for our primary aluminum shipments in the three months ended June 30, 2013 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $23.5 million decrease in sales. Higher shipment volumes had a $31.8 million positive impact on net sales. Direct shipments from our four operating smelters increased 12,453 metric tons in the three months ended June 30, 2013 compared to the same period in 2012, due to the acquisition of the Sebree smelter on June 1, 2013. Toll shipments increased 2,989 metric tons relative to the same period last year.
Lower price realizations for our primary aluminum shipments in the six months ended June 30, 2013 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $26.4 million sales decrease. Higher shipment volumes had a $29.8 million positive impact on net sales. Direct shipments from our four operating smelters increased 11,838 metric tons in the six months ended June 30, 2013 compared to the same period in 2012, due to the acquisition of the Sebree smelter on June 1, 2013. Toll shipments increased 2,413 metric tons relative to the same period last year.

Gross profit (loss) (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$(5.7)	$6.0	$(11.7)	(195.0)%
Six months ended June 30,	$11.9	$26.5	$(14.6)	(55.1)%

During the three months ended June 30, 2013, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $18.0 million, with volume and mix increasing gross profit by $0.7 million. In addition, we experienced $7.7 million in net cost decreases, relative to the same period in 2012, comprised of: lower costs for materials, supplies and maintenance, $9.5 million; offset by higher power and natural gas costs at our U.S. smelters, $0.8 million; other cost increases, $0.4 million and increased depreciation, $0.6 million.
During the six months ended June 30, 2013, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $9.3 million, with volume and mix increasing gross profit by $1.6 million. In addition, we experienced $18.1 million in net cost decreases, relative to the same period in 2012, comprised of: lower costs for materials, supplies and maintenance, $20.5 million; lower power and natural gas costs at our U.S. smelters, $1.5 million; offset by other cost increases, $3.2 million and increased depreciation, $0.7 million.
As part of the accounting for the purchase of the Sebree facility, we recorded a $36.6 million estimated liability subject to adjustment for the power contract we assumed based on the difference between the forecasted contract rate and market power rates through the contract termination date in January 2014. This liability will be fully amortized over the period from June 1, 2013 through January 31, 2014 resulting in a credit to our depreciation and amortization expense. During the three and six months ended June 30, 2013, the credit was $2.7 million reflecting one month of amortization under Century's ownership.
Decreases in LME prices at the end of the second quarter of 2013 resulted in a decrease in the market value of our inventory relative to its cost basis. As a result we recorded a lower of cost or market (LCM) inventory reserve of $16.1 million which was $10.2 million greater than the reserve recorded at March 31, 2013 and resulted in a charge to cost of goods sold for the three months ended June 30, 2013 of $10.2 million. At the end of the second quarter of 2012, a similar situation occurred. Decreases in LME prices resulted in a decrease in the market value of our inventory relative to its cost basis and we increased our recorded LCM reserve by $5.4 million resulting in a charge to cost of goods sold for the three months ended June 30, 2012 of $5.4 million. This resulted in a quarter to quarter decrease in gross profit of $4.8 million.
During the six months ended June 30, 2013, the decrease in the market value of our inventory relative to its cost basis resulted in a LCM reserve being recorded of $16.1 million which resulted in a charge to cost of goods sold of $16.1 million. During the six months ended June 30, 2012, decreases in market value of our inventory relative to its cost basis resulted in a LCM reserve being recorded of $8.2 million which was $11.6 million less than the reserve recorded at December 31, 2011 resulting in a credit to cost of goods sold of $11.6 million as the impaired materials were utilized. This resulted in a period to period decrease in gross profit of $27.7 million.

Other operating expenses - net (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$3.0	$3.8	$(0.8)	(21.1)%
Six months ended June 30,	$4.1	$7.5	$(3.4)	(45.3)%
Other operating expenses - net is primarily related to items associated with Ravenswood. Charges at the facility have been relatively stable during the three and six months ended June 30, 2013 and 2012, except during the first quarter of 2013, when we reduced the facility's accrued legal liabilities by approximately $2.2 million to reflect the settlement with Ingram.

Selling, general and administrative expenses (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$15.2	$7.2	$8.0	111.1%
Six months ended June 30,	$31.5	$15.6	$15.9	101.9%
During the three and six months ended June 30, 2013, we experienced increased selling, general and administrative charges due to: relocation and severance expenses related to moving our headquarters to Chicago; litigation matters and accruals for our variable compensation program. In addition, we have incurred general and administrative expenses in 2013 related to the integration of Century Vlissingen anode facility into our business. Upon the restart of Century Vlissingen operations, these costs will be included in cost of goods sold and not recorded in selling, general and administrative expenses. We also incurred selling, general and administrative expenses associated with the newly acquired Sebree facility.

Net gain (loss) on forward and derivative contracts (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$0.2	$1.5	$(1.3)	(86.7)%
Six months ended June 30,	$15.7	$(3.7)	$19.4	(524.3)%
The net gain on forward contracts for the three and six months ended June 30, 2013 was primarily the result of an increase in the fair value of a derivative embedded in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $0.4 million and $16.1 million for the three and six months ended June 30, 2013, respectively. The net gain (loss) on forward contracts for the three and six months ended June 30, 2012 related primarily to marking-to-market and recording settlements of option contracts that were put in place to provide partial downside price protection for our domestic facilities. As of June 30, 2012, all of these option contracts were settled.

Gain on bargain purchase (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$2.0	$—	$2.0	N/A
Six months ended June 30,	$2.0	$—	$2.0	N/A
On June 1, 2013, we acquired the Sebree smelter. The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the acquisition date. The purchase price allocation is preliminary and subject to change based on the finalization of the valuation of assets and liabilities. Based on the preliminary purchase price allocation, we recorded a gain on bargain purchase of $2.0 million. The gain on bargain purchase reflects the current LME market and the market risk associated with the long term power supply for the facility. See Note 2 Business Combination to the consolidated financial statements included herein for additional information.

Loss on early extinguishment of debt (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$(3.3)	$—	$(3.3)	N/A
Six months ended June 30,	$(3.3)	$—	$(3.3)	N/A
As a result of the tender offer and redemption of the 8% senior secured notes due 2014, we recorded charges of $3.3 million for loss on early extinguishment of debt. We determined the tender and redemption of the 8.0% Notes should be treated as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in the second quarter of 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the 8.0% Notes Tender. See Note 10 Debt to the consolidated financial statements included herein for additional information.

Other income (expense) - net (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$(1.3)	$0.2	$(1.5)	(750.0)%
Six months ended June 30,	$(1.2)	$0.5	$(1.7)	(340.0)%
During the three and six months ended June 30, 2013, we experienced exchange rate losses of $1.1 million and $1.2 million, respectively, the majority of which are items denominated in ISK.

Income tax expense (in millions)	2013	2012	$ Difference	% Difference
Three months ended June 30,	$(2.8)	$(3.4)	$0.6	(17.6)%
Six months ended June 30,	$(5.3)	$(6.2)	$0.9	(14.5)%
Our 2013 and 2012 income tax expense was primarily driven by our earnings in Iceland, with some additional income tax expense due to U.S. state income taxes. In 2013, as a result of the recently completed audit by the Internal Revenue Service, we reduced our interest receivable of approximately $1.0 million with a charge to income tax expense in the current period.

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
Our consolidated cash and cash equivalents balance at June 30, 2013 was approximately $128 million compared to $184 million at December 31, 2012. We received a customer receivable payment of approximately $22 million in July 2013, one business day after its June 28th due date. The receipt of this payment is not reflected in the June 30, 2013 consolidated cash and cash equivalents balance. In May 2013, we entered into the Amended and Restated Loan and Security Agreement (the “New Credit Facility”) modifying the credit facility signed July 1, 2010. The New Credit Facility extended the term through May 24, 2018 and provides for borrowings of up to $137.5 million in the aggregate, including up to $80 million under a letter of credit sub-facility.  As of June 30, 2013, our credit facility had no loan amounts outstanding and approximately $64 million of net availability. We have approximately $74 million of letters of credit outstanding under our credit facility. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our credit facility, and would result in a corresponding reduction in availability under the credit facility. The acquisition of the Sebree smelter increased domestic accounts receivable and inventory and resulted in a corresponding increase in availability under the credit facility.
In June 2013, we issued $250 million in 7.5% senior secured notes payable that will mature in 2021.
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
We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at June 30, 2013 and management’s estimate of the LME forward market, we believe that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. See Note 5 Derivative and hedging instruments and Note 10 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through June 30, 2013, we had expended approximately $50 million under the program. At June 30, 2013, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
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

Based on current actuarial and other assumptions, we expect to make minimum required contributions to the qualified defined benefit plans we sponsor of approximately $3.6 million during 2013 in addition to the contributions required pursuant to the PBGC settlement. In the six months ended June 30, 2013, we have made contributions to these plans of $7.4 million. We may choose to make additional contributions to these plans from time to time at our discretion.
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through December 31, 2012 was approximately $9.6 million.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In 2013, approximately $1.6 million of the prepaid taxes will be used to offset income taxes due. In 2013, we expect to make estimated net income tax payments in Iceland of approximately $8.6 million. Through June 30, 2013, we made approximately $5.3 million of these payments.
We paid approximately $13.1 million in withholding taxes for intercompany dividend payments in Iceland in the third quarter of 2012 and approximately $8.3 million in first quarter of 2013, which we expect will be refunded in the fourth quarter of 2013. We expect to pay approximately $9.6 million in the third quarter of 2013, which we expect will be refunded in 2014. The withholding taxes and associated refunds are payable in Icelandic krona (“ISK”) and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In May 2013, we received a US federal income tax refund of $5.0 million upon the notification from the Internal Revenue Service that it had finalized the review of our federal income tax returns for the tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007.
In June 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun in connection with the contract, which will reduce the price paid for power at the time of consumption. As of June 30, 2013, these power prepayments totaled approximately $1.8 million. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Capital Resources
We intend to finance our future recurring capital expenditures from available cash, our cash flow from operations and available borrowings under our revolving credit facility. For major investment projects, such as the Helguvik project, we would likely seek financing from various capital and loan markets and may potentially pursue the formation of strategic alliances. We may be unable to issue additional debt or equity securities, or to issue these securities on attractive terms, due to a number of factors including a lack of demand, unfavorable pricing, poor economic conditions, unfavorable interest rates, or our financial condition or credit rating at the time. Future uncertainty in the U.S. and international markets and economies may adversely affect our liquidity, our ability to access the capital markets and our financial condition.
Capital expenditures for the six months ended June 30, 2013 were $22.9 million, $2.6 million of which was related to the Helguvik project and $3.8 million was related to the Century Vlissingen restart. The balance principally related to an expansion project at Grundartangi that is expected to increase production capacity by approximately 40,000 mtpy over the next four years. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2013, excluding the activity on the Century Vlissingen and Helguvik projects, will be approximately $40 to $45 million.

On June 1, 2013, we acquired the Sebree aluminum smelter from a subsidiary of RTA. The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid $48 million as of June 30, 2013. The remaining portion of the purchase price will be paid following final determination of the applicable working capital adjustments, which will be determined based on the amount of working capital transferred to Century Sebree at closing versus a target working capital amount of $71 million. The transaction was funded with the available cash on hand. See Note 2 in the consolidated financial statements contained herein for additional information.
In order to restart the first 75,000 metric tons of annual anode capacity at Century Vlissingen, we currently intend to make approximately $30 to $35 million in capital expenditures in 2013. Through June 30, 2013, we have spent approximately $3.7 million on this project. We expect the first 75,000 metric tons of capacity will be restarted in late 2013 and will provide an anode supply to replace third-party anode supply contracts terminated in 2013. Following the restart of the first 75,000 metric tons, we currently intend to make approximately $10 million in additional expenditures over the following three years in order to restart an additional 75,000 metric tons of capacity.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $20 million. We are continuing to negotiate with the power suppliers to the project to remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that the portion of capital expenditures for this project that we will fund from our existing cash and operating cash flow will be approximately $1 million per quarter until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.
Historical
Our statements of cash flows for the six months ended June 30, 2013 and 2012 are summarized below:

	Six months ended June 30,
	2013	2012
	(dollars in thousands)
Net cash provided by (used in) operating activities	$22,976	$(1,615)
Net cash used in investing activities	(71,057)	(21,241)
Net cash used in financing activities	(8,364)	(4,033)
Net change in cash and cash equivalents	$(56,445)	$(26,889)
Net cash provided by operating activities in the six months ended June 30, 2013 was $23.0 million compared to net cash used by operating activities of $1.6 million in the first six months of 2012. The increase in cash from operations in 2013 was due to improved conversion cost performance primarily due to lower power and carbon costs and lower pension and OPEB benefit contributions, which were partially offset by the impact of lower LME prices.
Our net cash used in investing activities for the first six months of 2013 was $71.1 million compared to $21.2 million in the six months ended June 30, 2012. The increase in cash used was primarily due to payments for the purchase of the Sebree smelter in 2013 of $48 million and higher capital expenditures for the Grundartangi expansion project that is expected to increase production capacity at Grundartangi by approximately 40,000 mtpy over the next four years. We purchased carbon anode assets and made additional improvements totaling $14.5 million in the second quarter of 2012. We continue to make capital expenditures for the restart of those assets and in the first six months of 2013, we expended $3.7 million on this project.
Our net cash used in financing activities for the first six months ended June 30, 2013 was $8.4 million, which was primarily related to the net costs associated with the extinguishment of our 8.0% Notes due in 2014 and the issuance of our 7.5% Notes due in 2021. Our net cash used in financing activities for the six months ended June 30, 2012 was $4.0 million for the repurchase of our common stock.

Other Commitments and Contingencies
We are a defendant in several actions relating to various aspects of our business. While there are uncertainties relating to the ultimate disposition of any litigation, management, based on information currently available, does not believe that the resolution of any of these lawsuits, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity. See Note 11 Commitments and contingencies to the consolidated financial statements included herein for additional information.

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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement, the RTA Metal Agreement and the Southwire Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	June 30, 2013	December 31, 2012
	(in metric tons)
Other forward delivery contracts – total	50,181	88,827
Other forward delivery contracts – Glencore	2,010	1,811
We had no outstanding primary aluminum forward financial sales contracts at June 30, 2013. We had no fixed price forward financial contracts to purchase aluminum at June 30, 2013.
Foreign currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the Icelandic krona (“ISK”), euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  We have deposits in Icelandic banks, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur capital expenditures for capital investments in Century Vlissingen in the Netherlands over the next three years. In addition, Century Vlissingen labor costs, maintenance costs and other local services will be denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of June 30, 2013, we had no foreign currency forward contracts outstanding.
Natural Economic Hedges
The following estimate of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production. As of June 30, 2013, approximately 34% of our production for 2013 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.
Risk Management
Our metals, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer and our principal financial officer, has concluded that our disclosure controls and procedures were effective as of June 30, 2013.
b. Changes in Internal Controls over Financial Reporting
During the three months ended June 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. On June 1, 2013, we acquired the Sebree smelter and we are currently in the process of extending our internal controls over financial reporting to Sebree's operations.

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
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including costs and attorneys’ fees. The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to defend ourselves against them. The arbitration hearing is currently scheduled for the third quarter of 2013.
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
In April 2013, our subsidiary Nordural Grundartangi, received a ruling in an arbitration case involving two of its power suppliers, HS Orka and Orkuveita Reykjavikur. Under the arbitration award, Nordural Grundartangi is restricted from reducing power under its existing power contracts with HS Orka and Orkuveita Reykjavikur in order to take power under a separate power contract with Orkuveita Reykjavikur originally intended to be used at Helguvik. Nordural Grundartangi remains entitled to take power under the Orkuveita Reykjavikur Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS Orka damages and Nordural Grundartangi paid $1.5 million to HS Orka in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. Orkuveita Reykjavikur has subsequently brought a claim for damages against Nordural Grundartangi based on the arbitration ruling. Nordural Grundartangi believes these claims are without merit and intends to defend itself against them.
For further information regarding legal proceedings pending against us as of June 30, 2013, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.
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

Proposed new LME warehousing rules could cause metal premiums to decrease.
The LME has announced proposed new rules that would require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. If implemented, these new rules could cause an increase in the supply of aluminum to enter the physical market and may cause local delivery premiums and LME aluminum prices to fall. Declines in aluminum prices and local delivery premiums reduce our earnings and cash flows. Future downturns in aluminum prices may significantly reduce the amount of cash available to meet our obligations and fund our long-term business strategies and could have a material adverse effect on our business, financial conditions, results of operations and liquidity.

If we do not achieve the anticipated benefits of the Sebree acquisition, our business and the market price of our common stock may be adversely affected.
Consummation of the Sebree acquisition occurred in June 2013.
We are subject to numerous risks following the consummation of the Sebree acquisition, including that:

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

•
Sebree has issued a 12-month notice to terminate its power contract with Kenergy (the same power provider as our Hawesville facility), effective January 31, 2014.  If we are unable to enter into a new contract for the facility, we may be unable to operate it at a profitable level or at all.

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

If we are unable to successfully negotiate better power pricing at our Hawesville and Sebree smelters, we might close these facilities.
In August 2012, CAKY issued a 12-month notice to terminate the Hawesville Power Agreement with Kenergy. Pursuant to the termination notice, the Hawesville Power Agreement will terminate on August 20, 2013.  Similarly, in January 2013, Sebree issued a 12-month notice to terminate the Sebree Power Agreement with Kenergy. Pursuant to the termination notice, the Sebree Power Agreement will terminate on January 31, 2014. Under current economic conditions, we have determined that these smelters are not economically viable with their power rates and that we must obtain better power pricing to maintain their viability. Upon termination of the Hawesville Power Agreement or Sebree Power Agreement, Century is required to make alternative power arrangements or curtail activity at, in each case at the respective plant. Our ability to enter into alternative power arrangements is limited by Kentucky state law.
Although CAKY announced on April 29, 2013 that it reached a tentative agreement with Kenergy and Big Rivers on the framework for providing market priced power to the Hawesville smelter, the definitive agreements that we subsequently negotiated with Kenergy and Big Rivers are subject to the approvals from various third parties, including the KPSC. There can be no assurance that any such agreement will receive the necessary third party approvals. If a new power arrangement is not reached prior to August 20, 2013, the Hawesville plant will have to be curtailed.  We also intend to seek a market-based power contract for Sebree similar to the tentative agreement we have reached for Hawesville, but no assurance can be given that we will be able to obtain one.  If a new power arrangement for Sebree is not reached prior to January 31, 2014, the Sebree plant will have to be curtailed. A curtailment of either the Hawesville or Sebree plants (or both of them) would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, uncertainty regarding the future operation of these smelters may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not these smelters are ultimately curtailed. On April 16, 2013, for example, we issued a conditional WARN notice to our employees in Hawesville and we gave notice to terminate the supply contract with Hawesville's largest customer, in each case given the potential plant closure effective August 20, 2013. We may also need to take actions to terminate other customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

During the second quarter of 2013, non-U.S. affiliates of the largest stockholder of the Company (“Stockholder Affiliates”) entered into sales contracts for agricultural products as well as purchase contracts for metals with Iranian entities, which are either fully or majority owned by the GOI. The GOI is in the process of privatizing some of these entities. All transactions were conducted in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to these transactions did not exceed the value of $111 million for the second quarter of 2013 ending June 30, 2013. This figure includes the gross revenue of goods sold in 2013 but purchased in previous years. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the transactions with the GOI would not exceed a small fraction of the gross revenue from such transactions. It is not possible to determine accurately the precise net profit attributable to these transactions.

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

We had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, we are not aware of any other activity, transaction or dealing by it or any of its affiliates during the second quarter of 2013 ending June 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
2.1	Asset Sale Agreement, date April 28, 2013, by and between Century Echo LLC and Alcan Primary Products Corporation	8-K	001-34474	April 30, 2013
2.2	Amendment No. 1, dated June 1, 2013, to Asset Sale Agreement, dated April 28, 2013, by and between Century Echo LLC (now Century Aluminum Sebree LLC) and Alcan Primary Products Corporation	8-K	001-34474	June 6, 2013
2.3	Guaranty of Century Aluminum Company, dated April 28, 2013	8-K	001-34474	April 30, 2013
4.1	Indenture, dated as of June 4, 2013, by and among Century Aluminum Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and noteholder collateral agent.	8-K	001-34474	June 10, 2013
4.2	Form of 7.500% Senior Notes due 2021 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-34474	June 10, 2013
10.1
Loan and Security Agreement, dated as of May 24, 2013, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers and Wells Fargo Capital Finance, LLC as agent and lender
		8-K	001-34474	May 28, 2013
10.5
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent
		8-K	001-34474	June 10, 2013
10.6
Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral agent
		8-K	001-34474	June 10, 2013
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X
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

Century Aluminum Company

Date:	August 9, 2013	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
2.1	Asset Sale Agreement, date April 28, 2013, by and between Century Echo LLC and Alcan Primary Products Corporation	8-K	001-34474	April 30, 2013
2.2	Amendment No. 1, dated June 1, 2013, to Asset Sale Agreement, dated April 28, 2013, by and between Century Echo LLC (now Century Aluminum Sebree LLC) and Alcan Primary Products Corporation	8-K	001-34474	June 6, 2013
2.3	Guaranty of Century Aluminum Company, dated April 28, 2013	8-K	001-34474	April 30, 2013
4.1	Indenture, dated as of June 4, 2013, by and among Century Aluminum Company, the Guarantors (as defined therein) and Wilmington Trust, National Association, as trustee and noteholder collateral agent.	8-K	001-34474	June 10, 2013
4.2	Form of 7.500% Senior Notes due 2021 (included as Exhibit A to the Indenture filed as Exhibit 4.1)	8-K	001-34474	June 10, 2013
10.1
Loan and Security Agreement, dated as of May 24, 2013, among Century Aluminum Company, Berkeley Aluminum, Inc., Century Aluminum of West Virginia, Inc., Century Aluminum of Kentucky General Partnership, NSA General Partnership and Century Aluminum Sebree LLC, as borrowers and Wells Fargo Capital Finance, LLC as agent and lender
		8-K	001-34474	May 28, 2013
10.5
Second Lien Pledge and Security Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as collateral agent

		8-K	001-34474	June 10, 2013
10.6
Collateral Agency Agreement, dated as of June 4, 2013, by and among Century Aluminum Company, the other Grantors (as defined therein) and Wilmington Trust, National Association, as trustee and collateral agent

		8-K	001-34474	June 10, 2013
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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