Form 10-Q
period 2013-09-30
CENTURY ALUMINUM CO
filed 2013-11-08
CIK 949157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
☐ Yes ☒ No

The registrant had 88,682,931 shares of common stock outstanding at October 31, 2013.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

CENTURY ALUMINUM COMPANY
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(Unaudited)
	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$140,801	$183,976
Restricted cash	3,273	258
Accounts receivable — net	51,247	50,667
Due from affiliates	24,955	37,870
Inventories	231,505	159,925
Prepaid and other current assets	40,708	34,975
Deferred taxes - current portion	19,720	19,726
Total current assets	512,209	487,397
Property, plant and equipment — net	1,239,201	1,188,214
Other assets	108,221	100,715
TOTAL	$1,859,631	$1,776,326
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accounts payable, trade	$105,950	$75,370
Due to affiliates	71,739	39,737
Accrued and other current liabilities	72,921	40,099
Accrued employee benefits costs	17,060	18,683
Industrial revenue bonds	7,815	7,815
Current portion of long-term debt	2,603	—
Total current liabilities	278,088	181,704
Senior notes payable	246,442	250,582
Revolving credit facility	16,725	—
Accrued pension benefits costs — less current portion	59,724	67,878
Accrued postretirement benefits costs — less current portion	144,025	143,105
Other liabilities	37,184	40,162
Deferred taxes	111,922	110,252
Total noncurrent liabilities	616,022	611,979
COMMITMENTS AND CONTINGENCIES (NOTE 11)
SHAREHOLDERS’ EQUITY:
Series A Preferred stock (one cent par value, 5,000,000 shares authorized; 79,734 and 80,283 issued and outstanding at September 30, 2013 and December 31, 2012, respectively)	1	1
Common stock (one cent par value, 195,000,000 shares authorized; 93,469,452 issued and 88,682,931 outstanding at September 30, 2013; 93,335,158 issued and 88,548,637 outstanding at December 31, 2012)	935	933
Additional paid-in capital	2,508,456	2,507,454
Treasury stock, at cost	(49,924)	(49,924)
Accumulated other comprehensive loss	(138,680)	(151,192)
Accumulated deficit	(1,355,267)	(1,324,629)
Total shareholders’ equity	965,521	982,643
TOTAL	$1,859,631	$1,776,326
See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NET SALES:
Third-party customers	$271,016	$170,023	$680,480	$542,884
Related parties	128,912	134,612	372,659	411,560
	399,928	304,635	1,053,139	954,444
Cost of goods sold	387,574	301,385	1,028,901	924,645
Gross profit	12,354	3,250	24,238	29,799
Other operating expenses – net	2,174	7,388	6,288	14,926
Selling, general and administrative expenses	14,422	9,182	45,875	24,792
Operating loss	(4,242)	(13,320)	(27,925)	(9,919)
Interest expense – third party	(5,406)	(6,041)	(17,706)	(17,966)
Interest income – third party	141	72	458	324
Interest income – related parties	—	—	—	62
Net gain (loss) on forward and derivative contracts	440	(340)	16,151	(4,049)
Gain on bargain purchase	—	—	5,253	—
Loss on early extinguishment of debt	—	—	(3,272)	—
Other income (expense) – net	213	7,648	(1,001)	8,115
Loss before income taxes and equity in earnings of joint ventures	(8,854)	(11,981)	(28,042)	(23,433)
Income tax expense	(1,384)	(1,168)	(4,714)	(7,384)
Loss before equity in earnings of joint ventures	(10,238)	(13,149)	(32,756)	(30,817)
Equity in earnings of joint ventures	731	1,126	2,118	2,116
Net loss	$(9,507)	$(12,023)	$(30,638)	$(28,701)

Net loss allocated to common shareholders	$(9,507)	$(12,023)	$(30,638)	$(28,701)
LOSS PER COMMON SHARE:
Basic and Diluted	$(0.11)	$(0.14)	$(0.35)	$(0.32)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	88,611	88,468	88,588	88,549
Diluted	88,611	88,468	88,588	88,549

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Comprehensive loss:
Net loss	$(9,507)	$(12,023)	$(30,638)	$(28,701)
Other comprehensive income before income tax effect:
Net unrealized gain (loss) on financial instruments	—	2	—	(218)
Net loss reclassified to income on financial instruments	—	68	—	549
Net gain on foreign currency cash flow hedges reclassified as income	(46)	(47)	(139)	(140)
Defined benefit plans and other postretirement benefits:
Net gain arising during the period	—	—	10,349	49
Amortization of prior service benefit during the period	(968)	(1,029)	(2,912)	(3,085)
Amortization of net loss during the period	1,880	2,562	6,362	7,687
Other comprehensive income before income tax effect	866	1,556	13,660	4,842
Income tax effect	(383)	(382)	(1,148)	(1,147)
Other comprehensive income	483	1,174	12,512	3,695
Total comprehensive loss	$(9,024)	$(10,849)	$(18,126)	$(25,006)

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,638)	$(28,701)
Adjustments to reconcile net loss to net cash provided by operating activities:
Unrealized net (gain) loss on forward contracts	(762)	3,196
Gain on bargain purchase	(5,253)	—
Unrealized gain on E.ON contingent obligation	(16,428)	—
Accrued and other plant curtailment costs — net	3,380	4,025
Lower of cost or market inventory adjustment	10,286	(19,818)
Depreciation	49,082	46,925
Sebree power contract amortization	(14,461)	—
Debt discount amortization	586	791
Pension and other postretirement benefits	(2,674)	673
Stock-based compensation	961	412
Loss on early extinguishment of debt	3,272	—
Undistributed earnings of joint ventures	(2,118)	(2,116)
Change in operating assets and liabilities:
Accounts receivable — net	(1,063)	3,320
Due from affiliates	12,915	317
Inventories	(22,848)	31,810
Prepaid and other current assets	(4,892)	(8,254)
Accounts payable, trade	26,547	(8,823)
Due to affiliates	32,002	761
Accrued and other current liabilities	2,209	8,743
Other — net	2,355	(12,176)
Net cash provided by operating activities	42,458	21,085
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(31,994)	(10,399)
Nordural expansion — Helguvik	(2,855)	(5,474)
Purchase of carbon anode assets and improvements	(8,519)	(14,185)
Purchase of Sebree smelter	(48,058)	—
Investments in and advances to joint ventures	—	(275)
Dividends and payments received on advances from joint ventures	—	3,166
Proceeds from sale of property, plant and equipment	515	89
Restricted and other cash deposits	(3,015)	—
Net cash used in investing activities	$(93,926)	$(27,078)

CENTURY ALUMINUM COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(in thousands)
(Unaudited)
	Nine months ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(249,604)	$—
Proceeds from issuance of debt	246,330	—
Borrowings under revolving credit facility	16,725	18,076
Repayments under revolving credit facility	—	(18,076)
Debt issuance costs	(3,994)	—
Debt retirement costs	(1,208)	—
Repurchase of common stock	—	(4,033)
Issuance of common stock — net	44	—
Net cash provided by (used in) financing activities	8,293	(4,033)
CHANGE IN CASH AND CASH EQUIVALENTS	(43,175)	(10,026)
Cash and cash equivalents, beginning of the period	183,976	183,401
Cash and cash equivalents, end of the period	$140,801	$173,375

See notes to consolidated financial statements

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements for the
Three and nine months ended September 30, 2013 and 2012
(in thousands, except share and per share amounts)
(Unaudited)

1.	General
The accompanying unaudited interim consolidated financial statements of Century Aluminum Company should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012. In management’s opinion, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal and recurring nature, that are necessary for a fair presentation of financial results for the interim periods presented. Operating results for the first nine months of 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Throughout this Form 10-Q, and unless expressly stated otherwise or as the context otherwise requires, "Century Aluminum," "Century," "we," "us," "our" and "ours" refer to Century Aluminum Company and its consolidated subsidiaries.

2.	Acquisition of Sebree aluminum smelter
On June 1, 2013, our wholly owned subsidiary, Century Aluminum Sebree LLC ("Century Sebree"), acquired the Sebree aluminum smelter ("Sebree") from a subsidiary of Rio Tinto Alcan, Inc ("RTA"). Sebree, located in Robards, Kentucky, has an annual hot metal production capacity of 205,000 metric tons of primary aluminum and employs approximately 500 people. The purchase price for the acquisition was $61,000 (subject to customary working capital adjustments), of which we have paid approximately $48,000 as of September 30, 2013. The remaining portion of the purchase price will be paid following final determination of the applicable working capital adjustments, which will be determined based on the amount of working capital transferred to Century Sebree at closing versus a target working capital amount of $71,000. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and funded the pension plan assumed by Century Sebree in accordance with the purchase agreement.
Purchase Price Allocation
Allocating the purchase price to the acquired assets and liabilities involves management judgment. We allocated the purchase price to the assets acquired, liabilities assumed, and the bargain gain in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations." Once it has been determined that recognition of an asset or liability in a business combination is appropriate, we measure the asset or liability at fair value in accordance with the principles of ASC 820 "Fair Value Measurements and Disclosures." Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.
The determination of the fair value of certain intangible assets and/or liabilities requires management judgment in each of the following areas:

•
Identifying the acquired intangible assets or liabilities. In the case of the Sebree acquisition, we assumed a power contract liability as the contracted power price was in excess of current market prices.

•
Estimating the fair value of the intangible assets and/or liabilities. We consider various approaches to value the acquired intangible assets and/or liabilities. These valuation approaches include the cost approach, which measures the value of an asset based on the cost to reproduce it or replace it with a like asset; the market approach, which values the asset through an analysis of sales and offerings of comparable assets; and the income approach, which measures the value of an asset (or liability) by measuring the present worth of the economic benefits (or costs) it is expected to produce.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the date of acquisition. The purchase price allocation is preliminary and subject to change based on the finalization of the valuation of certain assets and liabilities. Based on the preliminary purchase price allocation, we recorded a gain on bargain purchase of approximately $5,253. In connection with the recognition of the bargain purchase gain and related net deferred tax liabilities, we partially released a valuation allowance associated with recorded deferred tax assets of $2,090. The gain on bargain purchase reflects the London Metal Exchange (the "LME") market and the market risk associated with the power supply agreement for the facility at June 1, 2013. We revised our second quarter financial results for 2013 for certain measurement period adjustments, which are reflected in the year-to-date financial statements (and not in the financial statements for the quarter). The measurement period adjustments to date include adjustments to the valuation of the pension liability, asset retirement obligations, certain inventory balances and related tax effects. The following table summarizes the preliminary estimates of fair value of the assets acquired and the liabilities assumed as of the acquisition date:

	Acquisition Date Estimated Fair Value as of June 1, 2013	Measurement Period Adjustments	Acquisition Date Estimated Fair Value as of September 30, 2013
Consideration:
Cash (1)	$47,373	$710	$48,083
Assets Acquired:
Inventories	58,496	522	59,018
Prepaid and other current assets	363	—	363
Property, plant and equipment – net	55,520	—	55,520
Total assets acquired	$114,379	$522	$114,901
Liabilities Assumed:
Accrued and other current liabilities	$44,121	$(805)	$43,316
Accrued pension benefit costs	5,039	(4,043)	996
Accrued post retirement benefit costs	6,544	—	6,544
Other liabilities	8,003	(527)	7,476
Deferred taxes	1,257	1,976	3,233
Total liabilities assumed	$64,964	$(3,399)	$61,565
Gain on bargain purchase:	$2,042	$3,211	$5,253

(1)	This amount represents our preliminary estimate of consideration based on our expectation of the working capital adjustments. The working capital adjustments have not yet been finalized.
Through September 30, 2013, the actual revenue and net loss of Sebree since the acquisition date of June 1, 2013 included in the consolidated statement of operations is as follows:

	Three months ended September 30, 2013	Nine months ended September 30, 2013
Sebree revenue	$101,531	$140,284
Sebree net loss	(1,800)	(2,044)
The following unaudited pro forma financial information for the nine months ended September 30, 2013 and three and nine months ended September 30, 2012 reflects our results of continuing operations as if the acquisition of Sebree had been completed on January 1, 2012. This unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what the actual results of operations would have been had the transactions taken place on January 1, 2012, nor is it indicative of the future consolidated results of operations or financial position of the combined companies.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

	Three months ended September 30,	Nine months ended September 30,
	2012	2013	2012
Pro forma revenues	$410,009	$1,261,533	$1,300,869
Pro forma loss from continuing operations	(12,620)	(57,853)	(16,951)
Loss per common share, basic	(0.14)	(0.65)	(0.19)
Loss per common share, diluted	(0.14)	(0.65)	(0.19)

3.	Asset purchase
In June 2012, our wholly owned subsidiary, Century Aluminum Vlissingen ("Century Vlissingen") purchased substantially all of the assets of the Zalco anode production facility located in Vlissingen, the Netherlands for approximately $12,500. In connection with the purchase, we entered into a ground lease with respect to the facility that is renewable at our option. Century Vlissingen did not assume, and is indemnified by the seller against, historical liabilities of the facility.

Following the acquisition, we have undertaken a significant capital investment to modernize the facility, comply with environmental regulations and optimize anode production for our smelter in Grundartangi. We expect the first 75,000 metric tons of capacity will be restarted in late 2013 and will provide an anode supply to replace third-party anode supply contracts that terminated in 2013.

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

Primary aluminum sales premium contracts	3	Management’s estimates of future U.S. Midwest premium and risk-adjusted discount rates
Midwest premium contracts	3	Management’s estimates of future U.S. Midwest premium

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

The following table sets forth our financial assets and liabilities that were accounted for at fair value on a recurring basis by the level of input within the ASC 820 fair value hierarchy.  As required by GAAP for fair value measurements and disclosures, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and the placement within the fair value hierarchy levels. There were no transfers between Level 1 and 2 during the periods presented. There were no transfers into or out of Level 3 during the periods presented below. It is our policy to recognize transfers into and transfers out of Level 3 as of the actual date of the event or change in circumstances that caused the transfer.

Recurring Fair Value Measurements	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$119,183	$—	$—	$119,183
Trust assets (1)	11,588	—	—	11,588
Surety bonds	1,574	—	—	1,574
Midwest premium contracts	—	—	363	363
TOTAL	$132,345	$—	$363	$132,708
LIABILITIES:
E.ON contingent obligation – net (2)	$—	$—	$—	$—
Primary aluminum sales contract	—	—	771	771
TOTAL	$—	$—	$771	$771

(1)	Trust assets are currently invested in money market funds.

(2)
Based on the LME forward market prices for primary aluminum at September 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement which expires in 2028. See Note 10 Debt for additional information about the E.ON contingent obligation fair value.

Recurring Fair Value Measurements	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
ASSETS:
Cash equivalents	$168,309	$—	$—	$168,309
Trust assets (1)	14,254	—	—	14,254
Surety bonds	2,123	—	—	2,123
TOTAL	$184,686	$—	$—	$184,686
LIABILITIES:
E.ON contingent obligation – net	$—	$—	$15,369	$15,369
Primary aluminum sales contract	—	—	1,170	1,170
TOTAL	$—	$—	$16,539	$16,539

(1)	Trust assets are currently invested in money market funds.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Change in Level 3 Fair Value Measurements during the three months ended September 30,
	Derivative liabilities - net
	2013	2012
Beginning balance, July 1,	$(773)	$(16,024)
Total gain (loss) included in earnings	365	(371)
Ending balance, September 30,	$(408)	$(16,395)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$365	$(371)

Change in Level 3 Fair Value Measurements during the nine months ended September 30,
	Derivative liabilities - net
	2013	2012
Beginning balance, January 1,	$(16,539)	$(14,760)
Total gain (loss) included in earnings	16,131	(1,529)
Settlements	—	(106)
Ending balance, September 30,	$(408)	$(16,395)
Amount of gain (loss) included in earnings attributable to the change in unrealized losses relating to assets and liabilities held at September 30,	$16,131	$(1,529)
The net gain (loss) on our derivative assets and liabilities is recorded in our consolidated statements of operations under net gain (loss) on forward and derivative contracts. See Note 5 Derivative and hedging instruments for the location of our Level 3 derivative assets and liabilities within our consolidated balance sheets.

5.	Derivative and hedging instruments

The following table provides the fair value and balance sheet classification of our derivatives:

Fair Value of Derivatives
	Balance sheet location	September 30, 2013	December 31, 2012
DERIVATIVE ASSETS:
Midwest premium contracts (1)	Prepaid and other current assets	$363	$—
TOTAL		$363	$—

DERIVATIVE LIABILITIES:
Aluminum sales premium contracts	Accrued and other current liabilities	$771	$1,170
E.ON contingent obligation – net (2)	Other liabilities	—	15,369
TOTAL		$771	$16,539

(1)	We entered into a fixed-price forward contract that settles monthly from January 2014 to March 2014 based on the Midwest Premium price published in the Platts Metals Week for the applicable period.

(2)
Based on the LME forward market prices for primary aluminum at September 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement which expires in 2028. See Note 10 Debt for additional information about the E.ON contingent obligation fair value.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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

Derivatives not designated as hedging instruments:
	Gain (loss) recognized in income from derivatives
		Three months ended September 30,		Nine months ended September 30,
	Location	2013	2012	2013	2012
E.ON contingent obligation – net	Net gain (loss) on forward and derivative contracts	$353	$—	$16,428	$—
Midwest premium contracts	Net gain (loss) on forward and derivative contracts	363	—	363	—
Primary aluminum put option contracts	Net gain (loss) on forward and derivative contracts	—	—	—	(2,725)
Aluminum sales premium contracts	Related party sales	278	386	1,039	917
Aluminum sales premium contracts	Net gain (loss) on forward and derivative contracts	(276)	(404)	(640)	(1,389)
E.ON contingent obligation – net	Interest expense - third party	(353)	(353)	(1,059)	(1,059)
We had the following outstanding forward contracts that were entered into that were not designated as hedging instruments:

	September 30, 2013	December 31, 2012
Primary aluminum sales contract premium (metric tons) (1)	5,993	20,400
Midwest premium contracts (metric tons)	6,000	—

(1)	Represents the remaining physical deliveries under the Glencore Metal Agreement.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

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
As of September 30, 2013, income of $153 is expected to be reclassified out of accumulated other comprehensive loss into earnings over the next 12-month period for derivative instruments that have been designated and have qualified as cash flow hedging instruments and for the related hedged transactions.

6.	Earnings (loss) per share
Basic earnings (loss) per share (“EPS”) amounts are calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive common shares outstanding. The following table shows the basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2013 and September 30, 2012:

	For the three months ended September 30,
	2013			2012
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(9,507)			$(12,023)
Amount allocated to common shareholders (1)	100%			100%
Basic EPS:
Loss allocable to common shareholders	(9,507)	88,611	$(0.11)	(12,023)	88,468	$(0.14)
Diluted EPS:
Loss applicable to common shareholders with assumed conversion	$(9,507)	88,611	$(0.11)	$(12,023)	88,468	$(0.14)

	For the nine months ended September 30,
	2013			2012
	Loss	Shares (000)	Per-Share	Loss	Shares (000)	Per-Share
Net loss	$(30,638)			$(28,701)
Amount allocated to common shareholders (1)	100%			100%
Basic EPS:
Loss allocable to common shareholders	(30,638)	88,588	$(0.35)	(28,701)	88,549	$(0.32)
Diluted EPS:
Loss applicable to common shareholders with assumed conversion	$(30,638)	88,588	$(0.35)	$(28,701)	88,549	$(0.32)

(1)	We have not allocated net losses between common and preferred shareholders, as the holders of our preferred shares do not have a contractual obligation to share in the loss.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
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

Antidilutive securities excluded from the calculation of diluted EPS:	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Stock options (1)	620,334	626,334	620,334	626,334
Service-based share awards (1)	573,628	406,070	522,032	382,462

(1)
In periods when we report a net loss, all share awards are excluded from the calculation of diluted weighted average stock outstanding because of their antidilutive effect on earnings (loss) per share.

We exclude shares of our common stock repurchased under a stock repurchase program from the calculation of weighted average shares of common stock outstanding as of the date of repurchase. See Note 7 Shareholders’ equity for additional information about this program.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

From August 11, 2011 through September 30, 2013, we repurchased 4,786,521 shares of common stock for an aggregate purchase price of $49,924. We had approximately $10,076 remaining under the repurchase program authorization as of September 30, 2013.
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

Common and Preferred Stock Activity:	Preferred stock	Common stock
	Series A convertible	Treasury	Outstanding
Beginning balance as of December 31, 2012	80,283	4,786,521	88,548,637
Conversion of convertible preferred stock	(549)	—	54,825
Issuance for stock compensation plans	—	—	79,469
Ending balance as of September 30, 2013	79,734	4,786,521	88,682,931

8.	Income taxes
We recorded income tax expense for the nine months ended September 30, 2013 of $4,714 which primarily consisted of foreign and state income taxes, net of a release of a valuation allowance as disclosed in Note 2 Acquisition of Sebree aluminum smelter. Our domestic deferred tax assets, net of deferred tax liabilities, are subject to a valuation allowance; therefore, the domestic losses were not benefited.
We recorded income tax expense for the nine months ended September 30, 2012 of $7,384 which primarily consisted of foreign and state income taxes.
Income tax expense is based on an annual effective tax rate forecast, including estimates and assumptions that could change during the year.
As of September 30, 2013, all of Century's U.S. and certain foreign deferred tax assets, net of deferred tax liabilities, continue to be subject to a valuation allowance. The realization of these assets is dependent on substantial future taxable income which, at September 30, 2013, is not more likely than not to be achieved.
In April 2013, we received notice from the Internal Revenue Service ("IRS") that the Congressional Joint Committee on Taxation finalized their review of the US Federal examinations for the income tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007 without exception to the conclusions reached by the IRS. This Joint Committee is a special nonpartisan Congressional committee involved with the analysis and drafting of federal tax legislation and, as part of its mandate, reviews all federal tax refund claims over a certain amount. As a result of this determination, we have reduced the reserve for the unrecognized tax benefits related to prior years by $14,341. The reduction did not result in an impact to the effective tax rate since the reduction was offset by an increase in our valuation allowance. During the second quarter of 2013, we received refunds from the IRS of $5,009 following the Joint Committee review.
During the second quarter of 2013, we received notice from the Directorate of Internal Revenue of Iceland of their intent to conduct a periodic review regarding certain of our Icelandic subsidiaries for the years 2010-2012.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

9.	Inventories

Inventories consist of the following:	September 30, 2013	December 31, 2012
Raw materials	$68,091	$40,725
Work-in-process	22,286	15,259
Finished goods	12,834	9,753
Operating and other supplies	128,294	94,188
Inventories (1)	$231,505	$159,925

(1)
The balance at September 30, 2013 includes inventory maintained at the recently acquired Sebree smelter. See Note 2 Acquisition of Sebree aluminum smelter for additional information about the Sebree acquisition.

Inventories are stated at the lower of cost or market, using the first-in, first-out method.

10.	Debt

	September 30, 2013	December 31, 2012
Debt classified as current liabilities:
Hancock County industrial revenue bonds ("IRBs") due 2028, interest payable quarterly (variable interest rates (not to exceed 12%)) (1)	$7,815	$7,815
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	2,603	—
Debt classified as non-current liabilities:
7.5% senior secured notes payable due June 1, 2021, net of debt discount of $3,558, interest payable semiannually	246,442	—
8.0% senior secured notes payable due May 15, 2014, net of debt discount of $1,625, interest payable semiannually	—	247,979
7.5% senior unsecured notes payable due August 15, 2014, interest payable semiannually	—	2,603
E.ON contingent obligation, principal and accrued interest, contingently payable monthly, annual interest rate of 10.94% (2)	—	15,369
Revolving credit facility (3)	16,725	—
TOTAL	$273,585	$273,766

(1)
The IRBs are classified as current liabilities because they are remarketed weekly and could be required to be repaid upon demand if there is a failed remarketing. The IRB interest rate at September 30, 2013 was 0.27%.

(2)
E.ON contingent obligation principal and interest payments are payable based on CAKY’s operating level and the LME price for primary aluminum. See E.ON contingent obligation below and Note 4 Fair value measurements for additional information.

(3)
Borrowings under the revolving line of credit bear interest, at our option, at LIBOR or a base rate, plus, in each case, an applicable interest margin.  The applicable interest margin is determined based on the average daily availability for the immediately preceding quarter.

Amended Revolving Credit Facility
General.  We and certain of our direct and indirect domestic subsidiaries (together with Century, the "Borrowers") and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, entered into the Amended and Restated Loan and Security Agreement (the “Credit Facility”), dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The Credit Facility extended the term through May 24, 2018 and provides for borrowings of up to $137,500 in the aggregate, including up to $80,000 under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Status of our Credit Facility:

September 30, 2013
Credit Facility maximum amount	$137,500
Borrowing availability, net of outstanding letters of credit	44,255
Outstanding borrowings	16,725
Letter of credit sub-facility amount	80,000
Outstanding letters of credit issued	70,545
Borrowing Base.  The availability of funds under the Credit Facility is limited by a specified borrowing base consisting of accounts receivable and inventory of the Borrowers which meet the eligibility criteria.
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
 Maturity.  The Credit Facility will mature on May 24, 2018.
 Prepayments.  We can make prepayments of amounts outstanding under the Credit Facility, in whole or in part, without premium or penalty, subject to standard LIBOR breakage costs, if applicable.  We may be required to apply the proceeds from sales of collateral accounts, other than sales of inventory in the ordinary course of business, to repay amounts outstanding under the revolving credit facility and correspondingly reduce the commitments there under.
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
8% Notes Tender Offer, Consent Solicitation and Redemption

In May 2013, we commenced a tender offer and consent solicitation (the “8.0% Notes Tender Offer”) to the holders of the outstanding 8% Senior Secured Notes due 2014 (the “8.0% Notes”). Investors electing to participate in the 8.0% Notes Tender Offer consented to certain amendments and modifications to the indenture governing the 8.0% Notes to remove, among other things, most of the restrictive covenants, in exchange for which we paid these investors consent fees.

We received tenders and consents from holders of a majority of the outstanding principal amount of the 8.0% Notes. The remaining 8.0% Notes outstanding that had not participated in the 8.0% Notes Tender Offer were redeemed at a redemption price of 100% of the principal amount thereof, plus accrued and unpaid interest (the “Redemption”). Together the 8.0% Notes Tender Offer and Redemption satisfied and discharged our obligations under the 8.0% Notes and the related indenture. We

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

used the net proceeds from the issuance of the 7.5% Senior Secured Notes due 2021 (the “7.5% Notes”) and available cash on hand to fund the 8.0% Notes Tender Offer and the Redemption.

In accordance with ASC 470, based on an evaluation of the characteristics of the 8.0% Notes and the 7.5% Notes that were issued, we determined the tender and redemption of the 8.0% Notes should be treated as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in the second quarter of 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the 8.0% Notes Tender Offer.
7.5% Notes

General.  On June 4, 2013, we issued $250,000 of our 7.5% Notes in a private offering exempt from the registration requirements of the Securities Act.  The 7.5% Notes were issued at a discount and we received proceeds of $246,330, prior to payment of financing fees and related expenses.

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

Guaranty.  Our obligations under the 7.5% Notes are guaranteed by all of our existing and future domestic restricted subsidiaries (the “Guarantor Subsidiaries”), except for foreign owned holding companies and any domestic restricted subsidiary that owns no assets other than equity interests or other investments in foreign subsidiaries, which guaranty shall in each case be a senior secured obligation of such Guarantor Subsidiaries, ranking equally in right of payment with all existing and future senior indebtedness of such Guarantor Subsidiaries but effectively senior to unsecured debt.

Collateral. Our obligations under the 7.5% Notes and the Guarantor Subsidiaries' obligations under the guarantees are secured by a pledge of and lien on (subject to certain exceptions):

(i)
all of our and the Guarantor Subsidiaries' property, plant and equipment (other than certain excluded property, such as the assets of Berkeley Aluminum, Inc., the owner of our interest in our Mt. Holly facility);

(i)
all equity interests in domestic subsidiaries directly owned by us and the Guarantor Subsidiaries and 65% of equity interests in foreign subsidiaries or foreign holding companies directly owned by us and the Guarantor Subsidiaries;

(ii)	intercompany notes owed by any non-guarantor to us or any Guarantor Subsidiary to us; and

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
E.ON contingent obligation
The E.ON contingent obligation consists of the aggregate E.ON payments made to Big Rivers Electric Corporation ("Big Rivers") on CAKY’s behalf in excess of the agreed upon base amount under an agreement to "unwind" a former contractual arrangement and enter into an agreement to provide power for Hawesville's production requirements with pricing based on the provider's cost of production (the "Big Rivers Agreement"). Our obligation to make repayments is contingent upon certain operating criteria for our Hawesville, Kentucky facility and the LME price of primary aluminum. When the conditions for repayment are met, and for so long as those conditions continue to be met, we will be obligated to make principal and interest payments, in up to 72 monthly payments.
Based on the LME forward market prices for primary aluminum at September 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we recognized a derivative asset which offsets our contingent obligation. As a result, our net liability decreased and we recorded a gain of $16,428 in net gain (loss) on forward and derivative contracts for the nine months ended September 30, 2013. Based on the LME forward market prices for primary aluminum at September 30, 2013 and management's estimate of the LME forward market for periods beyond the quoted periods, we believe that we will not have any payment obligations for the E.ON contingent obligation through the term of the agreement, which expires in 2028. However, future increases in the LME forward market may result in a partial or full derecognition of the derivative asset and a corresponding recognition of a loss. The following table provides information about the balance sheet location and gross amounts offset:

Offsetting of financial instruments and derivatives
	Balance sheet location	September 30, 2013	December 31, 2012
E.ON contingent obligation – principal	Other liabilities	$(12,902)	$(12,902)
E.ON contingent obligation – accrued interest	Other liabilities	(3,526)	(2,467)
E.ON contingent obligation – derivative asset	Other liabilities	16,428	—
		$—	$(15,369)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

11.	Commitments and contingencies
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
It is our policy to accrue for costs associated with environmental assessments and remedial efforts when it becomes probable that a liability has been incurred and the costs can be reasonably estimated. The aggregate environmental-related accrued liabilities were $1,322 and $906 at September 30, 2013 and December 31, 2012, respectively. All accrued amounts have been recorded without giving effect to any possible future recoveries. With respect to costs for ongoing environmental compliance, including maintenance and monitoring, such costs are expensed as incurred.
Century Aluminum of West Virginia ("CAWV") continues to perform monitoring activities at our Ravenswood, West Virginia facility pursuant to an order issued by the United States Environmental Protection Agency (the "EPA") in 1994 (the “3008(h) Order”).  CAWV also conducted a RCRA facility investigation (“RFI”) under the 3008(h) Order evaluating other areas at Ravenswood that may have contamination requiring remediation. The RFI has been approved by appropriate agencies.  CAWV has completed interim remediation measures at two sites identified in the RFI, and we believe no further remediation will be required. A Corrective Measures Study, which formally documents the conclusion of these activities, has been submitted to the EPA and a final order has been completed and was signed by the EPA in April 2013. Under the order, CAWV's responsibilities going forward include monitoring specific wells as well as restricting access to certain parts of the site.
Prior to our purchase of Hawesville, the EPA issued a final Record of Decision (“ROD”) under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”). By agreement, Southwire Company (“Southwire”), the former owner and operator, is to perform all obligations under the ROD.  CAKY has agreed to operate and maintain the ground water treatment system required under the ROD on behalf of Southwire, and Southwire will reimburse CAKY for any expense that exceeds $400 annually.
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
Matters relating to the St. Croix Alumina Refining Facility
We are a party to an EPA Administrative Order on Consent (the “Order”) pursuant to which other past and present owners of an alumina refining facility at St. Croix, Virgin Islands (the “St. Croix Alumina Refinery”) have agreed to carry out a Hydrocarbon Recovery Plan to remove and manage hydrocarbons floating on groundwater underlying the facility.  Pursuant to the Hydrocarbon Recovery Plan, recovered hydrocarbons and groundwater are delivered to the adjacent petroleum refinery where they are received and managed. In connection with the sale of the facility by Lockheed Martin Corporation (“Lockheed”) to one of our affiliates, Virgin Islands Alumina Corporation (“Vialco”), in 1989, Lockheed, Vialco and Century entered into the Lockheed-Vialco Asset Purchase Agreement. The indemnity provisions contained in the Lockheed-Vialco Asset Purchase Agreement allocate responsibility for certain environmental matters. Lockheed has tendered indemnity and defense of the above matter to Vialco. We have likewise tendered indemnity to Lockheed. Through September 30, 2013, we have expended approximately $985 on the Hydrocarbon Recovery Plan.  At this time, we are not able to estimate the amount of any future potential payments under this indemnification to comply with the Order, but we do not anticipate that any such

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

amounts will have a material adverse effect on our financial condition, results of operations or liquidity, regardless of the final outcome.
In May 2005, we and Vialco were among several defendants listed in a lawsuit filed by the Commissioner of the Department of Planning and Natural Resources (“DPNR”), in his capacity as Trustee for Natural Resources of the United States Virgin Islands.  The complaint alleges damages to natural resources caused by alleged releases from the St. Croix Alumina Refinery and the adjacent petroleum refinery.  The primary cause of action is pursuant to the natural resource damage provisions of CERCLA, but various ancillary Territorial law causes of action were included as well.  We and Lockheed have each tendered indemnity and defense of the case to the other pursuant to the terms of the Lockheed-Vialco Asset Purchase Agreement.  The complaint seeks unspecified monetary damages, costs and attorney fees. In November 2011, the court granted a motion by Century, dismissing Century from the case. Vialco, however, remains a defendant in this case and has asserted factual and affirmative defenses. The discovery process has closed. As of September 30, 2013, no trial date has been set for the remaining claims.
In December 2006, Vialco and the succeeding owners of the St. Croix Alumina Refinery were named as defendants in a lawsuit filed by the Commissioner of the DPNR. The complaint alleges the defendants failed to take certain actions specified in a Coastal Zone management permit issued to Vialco in October 1994, and alleges violations of territorial water pollution control laws during the various defendants’ periods of ownership. The complaint seeks statutory and other unspecified monetary penalties for the alleged violations. The parties are currently engaged in the discovery process.
In May 2009, St. Croix Renaissance Group, L.L.L.P. (“SCRG”) filed a third-party complaint for contribution and other relief against several third-party defendants, including Century and Vialco, relating to a lawsuit filed against SCRG seeking recovery of response costs relating to the aforementioned DPNR CERCLA matter. In February 2011, the court granted a motion by Century, dismissing Century from the case. In March 2011, the court granted the remaining defendants’, including Vialco’s, motion for summary judgment, dismissing the case. The plaintiff filed a notice of appeal with the Third Circuit Court of Appeals in May 2011. On June 5, 2013, the Third Circuit Court of Appeals reversed the lower court's ruling to hold that plaintiff's expenditures of funds may be found as recoverable response costs incurred by the government entitling plaintiffs to recover future response costs. Vialco remains the only Century entity in the litigation.
In December 2010, Century was among several defendants listed in a lawsuit filed by plaintiffs who either worked, resided or owned property in the area downwind from the St. Croix Alumina Refinery. In March 2011, Century was also named a defendant in a nearly identical suit brought by certain additional plaintiffs previously named in the aforementioned suit. The plaintiffs in both suits allege damages caused by the presence of red mud and other particulates coming from the alumina facility and are seeking unspecified monetary damages, costs and attorney fees as well as certain injunctive relief. We have tendered indemnity and defense to St. Croix Alumina LLC and Alcoa Alumina & Chemical LLC under the terms of an acquisition agreement relating to the facility and have filed a motion to dismiss plaintiffs’ claims, but the court has not yet ruled on the motion. At this time, it is not practicable to predict the ultimate outcome of or to estimate a range of possible losses relating to any of the foregoing actions relating to the St. Croix Alumina Refinery.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

outcomes in excess of our accruals, if any, either individually or in aggregate, would be material to our financial condition, results of operations, or liquidity. We reevaluate and update our assessments and accruals as matters progress over time.
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20,000 to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including costs and attorneys’ fees. The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to defend ourselves against them. The arbitration hearing was held in the third quarter of 2013, and we currently expect a ruling in the arbitration in late 2013 or in the first quarter of 2014.
In April 2013, our subsidiary Nordural Grundartangi received a ruling in an arbitration case involving two of its power suppliers, HS Orka and Orkuveita Reykjavikur. Under the arbitration award, Nordural Grundartangi is restricted from reducing power under its existing power contracts with HS Orka and Orkuveita Reykjavikur in order to take power under a separate power contract with Orkuveita Reykjavikur originally intended to be used at Helguvik. Nordural Grundartangi remains entitled to take power under the Orkuveita Reykjavikur Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS Orka damages and Nordural Grundartangi paid $1,470 to HS Orka in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. While no damages were awarded to Orkuveita Reykjavikur as part of the arbitration, Orkuveita Reykjavikur has subsequently alleged damages against Nordural Grundartangi.  We intend to defend ourselves against these claims.   The matter is in a preliminary stage, and we cannot estimate a range of possible losses related to this matter at this time. Regardless of the final outcome, we do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity.
Ravenswood Retiree Medical Benefits changes
In November 2009, CAWV filed a class action complaint for declaratory judgment against the United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union (“USWA”), the USWA’s local union, and certain CAWV retirees, individually and as class representatives, seeking a declaration of CAWV’s rights to modify/terminate retiree medical benefits.  Later in November 2009, the USWA and representatives of a retiree class filed a separate suit against CAWV, Century Aluminum Company, Century Aluminum Master Welfare Benefit Plan, and various John Does with respect to the foregoing.  These actions, entitled Dewhurst, et al. v. Century Aluminum Co., et al., and Century Aluminum of West Virginia, Inc. v. United Steel, Paper and Forestry, Rubber, Manufacturing, Energy, Allied Industrial and Service Workers International Union, AFL-CIO/CLC, et al., have been consolidated and venue has been set in the District Court for the Southern District of West Virginia.
In January 2010, the USWA filed a motion for preliminary injunction to prevent us from implementing the foregoing changes while these lawsuits are pending, which was dismissed by the trial court. In August 2011, the Fourth Circuit Court of Appeals upheld the District Court’s dismissal of the USWA’s motion for preliminary injunction. The discovery process is closed.
PBGC Settlement
In June 2011, the Pension Benefit Guaranty Corporation (the “PBGC”) informed us that it believed a “cessation of operations” under ERISA had occurred at our Ravenswood facility as a result of the curtailment of operations at the facility. Although we disagree that a “cessation of operations” occurred, we entered into a settlement agreement with the PBGC in April 2013 to resolve the matter. Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17,400 over the term of the agreement, which runs through 2016.  In April 2013, we made the first scheduled contribution pursuant to this agreement of $5,900. Under certain circumstances, in periods of lower primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Power Commitments
Hawesville
In August 2012, CAKY issued a 12-month notice to terminate its long-term power supply agreement (the “Hawesville Power Agreement”) with Kenergy, a member cooperative of Big Rivers. Pursuant to the termination notice, the Hawesville Power Agreement terminated on August 20, 2013.
The Kentucky Public Service Commission (“KPSC”) approved a new power supply agreement with Kenergy and Big Rivers for providing market priced power to the Hawesville smelter, effective August 20, 2013. Under the arrangement, the power companies purchase power on the open market and pass it through to Hawesville at the market price plus transmission and other costs incurred by them. In connection with the new power agreements, CAKY is also seeking approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. A group of industrial customers in Kentucky subsequently filed an appeal to the KPSC order approving the new power supply arrangement at Hawesville, which appeal is currently pending. We believe this appeal is without merit and that the points argued in the appeal were already rejected by the KPSC prior to the issuance of its order approving the new power supply arrangement at Hawesville.
Sebree
 In January 2013, Sebree issued a 12-month notice to terminate its long-term power supply agreement (the “Sebree Power Agreement”) with Kenergy. The Sebree Power Agreement is take-or-pay for Sebree’s energy requirements at full production. During the 12-month notice period, Century is required to pay a demand charge for power, but is not obligated to continue operating the plant. The Sebree Power Agreement currently provides sufficient power at cost-based rates for Sebree’s full production capacity requirements, but, pursuant to the termination notice, the Sebree Power Agreement will terminate on January 31, 2014. We are seeking a market-based power contract for Sebree similar to the agreement we have reached for Hawesville, but no assurance can be given that we will be able to obtain one.  If a new power arrangement is not reached and approved prior to January 31, 2014, the Sebree plant will be curtailed.
Mt. Holly
Mt. Holly has a power purchase agreement (the “Santee Cooper Agreement”) with the South Carolina Public Service Authority (“Santee Cooper”) with a term through December 2015.  The Santee Cooper Agreement provides adequate power for Mt. Holly’s full production capacity requirements at prices based on published rate schedules (which are subject to change), with adjustments for fuel prices and other items.  The Santee Cooper Agreement restricts Mt. Holly’s ability to reduce its power consumption (or the associated payment obligations) below contracted levels and to terminate the agreement, unless, in each case, the LME falls below certain negotiated levels.
In 2012, Mt. Holly and Santee Cooper amended the terms of the Santee Cooper agreement in order to allow Mt. Holly to receive all or a portion of Mt. Holly's supplemental power requirements from an off-system natural gas-fired power generation facility (the “off-system facility”).  The energy charge for supplemental power from the off-system facility is based, among other factors, on the cost of natural gas rather than Santee Cooper's system average fuel costs, which are primarily coal-based. The amendments to the power agreement may provide a benefit to Mt. Holly provided that natural gas costs remain below Santee Cooper's system average fuel costs. The amended power agreement provides that Mt. Holly may continue to receive its supplemental power requirements from the off-system facility through December 31, 2015. We are currently in discussions with Santee Cooper regarding power arrangements for Mt. Holly following December 31, 2015.
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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
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
In the fourth quarter of 2011, an additional 47.5 MW of power became available under a power purchase agreement with OR. This power can be used at either Grundartangi or Helguvik and a significant portion is currently being utilized at Grundartangi.
In June 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of September 30, 2013, these power prepayments totaled approximately $2,000. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
Helguvik
Nordural Helguvik ehf has power purchase agreements with HS and OR to provide power to the Helguvik project.  These power purchase agreements provide power at LME-based variable rates and contain take-or-pay obligations with respect to a significant percentage of the total committed and available power under such agreements.  The first stage of power under the OR power purchase agreement (approximately 47.5 MW) became available in the fourth quarter of 2011 and a significant portion of that power is currently being utilized at Grundartangi.  No other power is currently available under either power purchase agreement.  HS (with respect to all phases) and OR (with respect to all phases other than the first phase) have alleged that certain conditions to the delivery of power under the power purchase agreements have not been satisfied.  Nordural Helguvik is in discussion with both HS and OR with respect to such conditions and other matters pertaining to these agreements.
Other Commitments and Contingencies
Labor Commitments
Approximately 75% of our U.S. based work force is represented by the USWA. CAKY’s Hawesville employees represented by the USWA are under a collective bargaining agreement which expires on March 31, 2015. The Sebree employees represented by the USWA are under a collective bargaining agreement that expires on September 30, 2014.
In April 2010, Nordural Grundartangi ehf entered into a new labor agreement with the five labor unions representing approximately 84% of Grundartangi’s work force. The labor agreement expires on December 31, 2014.
The labor agreement for CAWV’s Ravenswood plant employees represented by the USWA expired on August 31, 2010.
Other Commitments
The Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act (the “Health Care Acts”) were enacted in March 2010. The Health Care Acts extend health care coverage to many uninsured individuals and expand coverage to those already insured. The Health Care Acts contain provisions which could impact our retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Health Care Acts and additional interpretations of the Health Care Acts become available. We are continuing to assess the potential impacts that this legislation may have on our future results of operations, liquidity and financial position related to our health care benefits and other postretirement benefit obligations. Among other things, the Health Care Acts

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

eliminated the tax deductibility of the Medicare Part D subsidy for companies that provide qualifying prescription drug coverage to retirees effective for years beginning after December 31, 2012.

12.	Forward delivery contracts and financial instruments
As a producer of primary aluminum, we are exposed to fluctuating raw material and primary aluminum prices. From time to time we enter into fixed and market priced contracts for the sale of primary aluminum and the purchase of raw materials in future periods.
Forward Physical Delivery Agreements
Primary Aluminum Sales Contracts

Contract	Customer	Volume	Term	Pricing
Glencore Metal Agreement (1)	Glencore	20,400 metric tons per year ("mtpy")	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Sweep Agreement (2)	Glencore	Surplus primary aluminum produced in the United States	Through December 31, 2013	Variable, based on U.S. Midwest market
Glencore Nordural Metal Agreement	Glencore	Approximately 19,000 metric tons	Through December 31, 2013	Variable, based on LME
Southwire Metal Agreement (3)	Southwire	220 to 240 million pounds per year (high conductivity molten aluminum)	Through December 31, 2013	Variable, based on U.S. Midwest market
RTA Metal Agreement	Rio Tinto Alcan	Approximately 111,000 metric tons	Through December 31, 2013	Variable, based on U.S. Midwest market

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

(3)
The Southwire Metal Agreement contains termination rights in the event of a partial or full curtailment of the Hawesville facility. Despite reaching power agreements, certain regulatory approvals have not yet been received and CAKY could curtail all smelter operations if these approvals are not ultimately received.

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

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement, the Southwire Metal Agreement and the RTA Metal Agreement, we had the following forward delivery contractual commitments:
Other forward delivery contracts

	September 30, 2013	December 31, 2012
	(in metric tons)
Other forward delivery contracts – total	32,994	88,827
Other forward delivery contracts – Glencore	1,775	1,811
We had no outstanding primary aluminum forward financial sales contracts at September 30, 2013. We had no fixed price forward financial contracts to purchase aluminum at September 30, 2013.

Forward Financial Instruments
We are party to various forward financial and physical delivery contracts, which are accounted for as derivative instruments. See Note 5 Derivative and hedging instruments for additional information about these instruments.

13.	Supplemental cash flow information

	Nine months ended September 30,
	2013	2012
Cash paid for:
Interest	$11,293	$10,220
Income/withholding taxes (1)	27,254	33,625
Non-cash investing activities:
Accrued capital costs	$4,034	$935

(1)
We paid withholding taxes in Iceland of $18,067 and $22,633 in the nine months ended September 30, 2013 and 2012, respectively. Our tax payments in Iceland for withholding taxes, income taxes and associated refunds are denominated in Icelandic kronur ("ISK"). We expect to receive refunds of the withholding tax payments in the fourth quarters of 2013 and 2014. See Note 18 Subsequent events for additional information about withholding tax refunds.

14.	Asset retirement obligations (“ARO”)
Our asset retirement obligations consist primarily of costs associated with the disposal of spent pot liner used in the reduction cells of our domestic facilities.
The reconciliation of the changes in the asset retirement obligations is presented below:

	Nine months ended September 30, 2013	Year ended December 31, 2012
Beginning balance, ARO liability	$16,124	$15,171
Additional ARO liability incurred	1,648	1,166
ARO liabilities settled	(1,493)	(1,380)
Accretion expense	1,334	1,167
Additional ARO liability from Sebree acquisition	10,106	—
Ending balance, ARO liability	$27,719	$16,124

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

Certain conditional AROs related to the disposal costs of fixed assets at our primary aluminum facilities have not been recorded because they have an indeterminate settlement date. These conditional AROs will be initially recognized in the period in which sufficient information exists to estimate their fair value.
15.Components of accumulated other comprehensive loss

	September 30, 2013	December 31, 2012
Defined benefit plan liabilities	$(139,426)	$(153,225)
Equity in investee other comprehensive income (1)	(12,712)	(12,712)
Unrealized loss on financial instruments	(1,017)	(878)
Other comprehensive loss before income tax effect	(153,155)	(166,815)
Income tax effect (2)	14,475	15,623
Accumulated other comprehensive loss	$(138,680)	$(151,192)

(1)	The amount includes our equity in the other comprehensive income of Mt. Holly Aluminum Company.
(2)The allocation of the income tax effect to the components of other comprehensive income is as follows:

	September 30, 2013	December 31, 2012
Defined benefit plan liabilities	$14,663	$15,784
Equity in investee other comprehensive income	436	488
Unrealized loss on financial instruments	(624)	(649)

16.	Components of net periodic benefit cost

	Pension Benefits
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$1,686	$701	$3,292	$2,102
Interest cost	2,903	1,717	6,293	5,153
Expected return on plan assets	(3,723)	(1,740)	(7,337)	(5,222)
Amortization of prior service cost	30	34	85	103
Amortization of net loss	723	910	2,428	2,731
Curtailment	—	—	(18)	—
Net periodic benefit cost	$1,619	$1,622	$4,743	$4,867

	Other Postretirement Benefits ("OPEB")
	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Service cost	$700	$448	$1,862	$1,343
Interest cost	1,474	1,378	4,230	4,135
Amortization of prior service cost	(998)	(1,063)	(2,997)	(3,188)
Amortization of net loss	1,157	1,652	3,934	4,956
Curtailment	—	—	(20)	—
Net periodic benefit cost	$2,333	$2,415	$7,009	$7,246

Employer contributions
During the nine months ended September 30, 2013, we have made contributions of approximately $8,582 to the qualified defined benefit plans we sponsor.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

17.	Condensed consolidating financial information
Our 7.5% senior unsecured notes due 2014 are guaranteed by each of our material existing and future domestic subsidiaries, except for Nordural US LLC. Each Guarantor Subsidiary is 100% owned by Century Aluminum Company (the "Company"). All guarantees are full and unconditional; all guarantees are joint and several. These notes are not guaranteed by our foreign subsidiaries (such subsidiaries and Nordural US LLC, collectively the “Non-Guarantor Subsidiaries”). We allocate corporate expenses or income to our subsidiaries and charge interest on certain intercompany balances.
The following summarized condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidating statements of comprehensive income (loss) for the three and nine months ended September 30, 2013 and September 30, 2012 and the condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and September 30, 2012 present separate results for Century, the Guarantor Subsidiaries, the Non-Guarantor Subsidiaries, consolidating adjustments and total consolidated amounts.
This summarized condensed consolidating financial information may not necessarily be indicative of the results of operations, financial position or cash flows had the Company, the Guarantor Subsidiaries or the Non-Guarantor Subsidiaries operated as independent entities.

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$64,366	$76,435	$—	$140,801
Restricted cash	790	2,483	—	—	3,273
Accounts receivable — net	50,157	1,090	—	—	51,247
Due from affiliates	610,588	39,991	2,339,683	(2,965,307)	24,955
Inventories	158,620	72,885	—	—	231,505
Prepaid and other current assets	4,199	31,456	5,053	—	40,708
Deferred taxes - current portion	—	19,726	—	(6)	19,720
Total current assets	824,354	231,997	2,421,171	(2,965,313)	512,209
Investment in subsidiaries	50,696	—	(959,581)	908,885	—
Property, plant and equipment — net	354,595	883,232	1,793	(419)	1,239,201
Due from affiliates – less current portion	—	30,479	—	(30,479)	—
Other assets	17,603	53,596	32,274	4,748	108,221
Total	$1,247,248	$1,199,304	$1,495,657	$(2,082,578)	$1,859,631
Liabilities:
Accounts payable, trade	$66,212	$38,383	$1,355	$—	$105,950
Due to affiliates	2,161,803	135,587	202,075	(2,427,726)	71,739
Accrued and other current liabilities	39,678	13,678	17,638	1,927	72,921
Accrued employee benefits costs	13,495	—	3,565	—	17,060
Industrial revenue bonds	7,815	—	—	—	7,815
Current portion of long-term debt	—	—	2,603	—	2,603
Total current liabilities	2,289,003	187,648	227,236	(2,425,799)	278,088
Senior notes payable	—	—	246,442	—	246,442
Revolving credit facility	—	—	16,725	—	16,725
Accrued pension benefit costs — less current portion	29,188	—	30,536	—	59,724
Accrued postretirement benefit costs — less current portion	137,388	—	6,637	—	144,025
Other liabilities/intercompany loan	57,871	572,417	2,560	(595,664)	37,184
Deferred taxes	—	111,922	—	—	111,922
Total noncurrent liabilities	224,447	684,339	302,900	(595,664)	616,022
Shareholders’ equity:
Series A Preferred stock	—	—	1	—	1
Common stock	60	12	935	(72)	935
Additional paid-in capital	370,467	169,493	2,508,456	(539,960)	2,508,456
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(133,371)	(1,640)	(138,680)	135,011	(138,680)
Retained earnings (accumulated deficit)	(1,503,358)	159,452	(1,355,267)	1,343,906	(1,355,267)
Total shareholders’ equity	(1,266,202)	327,317	965,521	938,885	965,521
Total	$1,247,248	$1,199,304	$1,495,657	$(2,082,578)	$1,859,631

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
Assets:
Cash and cash equivalents	$—	$110,016	$73,960	$—	$183,976
Restricted cash	258	—	—	—	258
Accounts receivable — net	38,328	12,339	—	—	50,667
Due from affiliates	604,008	38,328	2,391,249	(2,995,715)	37,870
Inventories	97,847	62,078	—	—	159,925
Prepaid and other current assets	4,421	30,650	8,063	(8,159)	34,975
Deferred taxes — current portion	—	17,799	—	1,927	19,726
Total current assets	744,862	271,210	2,473,272	(3,001,947)	487,397
Investment in subsidiaries	40,335	—	(1,039,141)	998,806	—
Property, plant and equipment — net	313,090	874,559	916	(351)	1,188,214
Due from affiliates - less current portion	—	3,588	—	(3,588)	—
Other assets	17,616	45,474	37,027	598	100,715
Total	$1,115,903	$1,194,831	$1,472,074	$(2,006,482)	$1,776,326
Liabilities:
Accounts payable, trade	$37,301	$37,627	$442	$—	$75,370
Due to affiliates	2,098,320	105,945	193,788	(2,358,316)	39,737
Accrued and other current liabilities	13,031	31,332	1,967	(6,231)	40,099
Accrued employee benefits costs	15,926	—	2,757	—	18,683
Industrial revenue bonds	7,815	—	—	—	7,815
Total current liabilities	2,172,393	174,904	198,954	(2,364,547)	181,704
Senior notes payable	—	—	250,582	—	250,582
Accrued pension benefit costs — less current portion	36,087	—	31,791	—	67,878
Accrued postretirement benefit costs — less current portion	137,184	—	5,921	—	143,105
Other liabilities/intercompany loan	65,377	614,585	2,183	(641,983)	40,162
Deferred taxes	—	109,011	—	1,241	110,252
Total noncurrent liabilities	238,648	723,596	290,477	(640,742)	611,979
Shareholders’ equity:
Series A Preferred stock	—	—	1	—	1
Common stock	60	12	933	(72)	933
Additional paid-in capital	303,659	150,743	2,507,454	(454,402)	2,507,454
Treasury stock, at cost	—	—	(49,924)	—	(49,924)
Accumulated other comprehensive loss	(146,862)	(1,525)	(151,192)	148,387	(151,192)
Retained earnings (accumulated deficit)	(1,451,995)	147,101	(1,324,629)	1,304,894	(1,324,629)
Total shareholders’ equity	(1,295,138)	296,331	982,643	998,807	982,643
Total	$1,115,903	$1,194,831	$1,472,074	$(2,006,482)	$1,776,326

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$224,571	$46,445	$—	$—	$271,016
Related parties	71,399	57,513	—	—	128,912
	295,970	103,958	—	—	399,928
Cost of goods sold	303,521	84,053	—	—	387,574
Gross profit (loss)	(7,551)	19,905	—	—	12,354
Other operating expenses – net	2,174	—	—	—	2,174
Selling, general and administrative expenses	10,585	3,837	—	—	14,422
Operating income (loss)	(20,310)	16,068	—	—	(4,242)
Interest expense – third party	(5,406)	—	—	—	(5,406)
Interest expense – affiliates	13,950	(13,950)	—	—	—
Interest income – third party	4	137	—	—	141
Net gain on forward and derivative contracts	440	—	—	—	440
Other income (expense) - net	(25)	238	—	—	213
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(11,347)	2,493	—	—	(8,854)
Income tax benefit (expense)	685	(2,069)	—	—	(1,384)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(10,662)	424	—	—	(10,238)
Equity in earnings (loss) of subsidiaries and joint ventures	(3,108)	731	(9,507)	12,615	731
Net income (loss)	$(13,770)	$1,155	$(9,507)	$12,615	$(9,507)
Other comprehensive income (loss) before income tax effect	$2,093	$(46)	$866	$(2,047)	$866
Income tax effect	(375)	8	(383)	367	(383)
Other comprehensive income (loss)	1,718	(38)	483	(1,680)	483
Comprehensive income (loss)	$(12,052)	$1,117	$(9,024)	$10,935	$(9,024)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the three months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$123,525	$46,498	$—	$—	$170,023
Related parties	75,590	59,022	—	—	134,612
	199,115	105,520	—	—	304,635
Cost of goods sold	210,417	90,968	—	—	301,385
Gross profit (loss)	(11,302)	14,552	—	—	3,250
Other operating expenses – net	7,388	—	—	—	7,388
Selling, general and administrative expenses	7,530	1,652	—	—	9,182
Operating income (loss)	(26,220)	12,900	—	—	(13,320)
Interest expense – third party	(6,041)	—	—	—	(6,041)
Interest expense – affiliates	15,860	(15,860)	—	—	—
Interest income – third party	4	68	—	—	72
Net gain on forward and derivative contracts	(340)	—	—	—	(340)
Other (income) expense – net	(48)	7,696	—	—	7,648
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(16,785)	4,804	—	—	(11,981)
Income tax benefit (expense)	964	(2,132)	—	—	(1,168)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(15,821)	2,672	—	—	(13,149)
Equity in earnings (loss) of subsidiaries and joint ventures	(638)	1,126	(12,023)	12,661	1,126
Net income (loss)	$(16,459)	$3,798	$(12,023)	$12,661	$(12,023)
Other comprehensive income (loss) before income tax effect	$1,339	$(47)	$1,556	$(1,292)	$1,556
Income tax effect	(4)	9	(382)	(5)	(382)
Other comprehensive income (loss)	1,335	(38)	1,174	(1,297)	1,174
Comprehensive income (loss)	$(15,124)	$3,760	$(10,849)	$11,364	$(10,849)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$535,655	$144,825	$—	$—	$680,480
Related parties	189,679	182,980	—	—	372,659
	725,334	327,805	—	—	1,053,139
Cost of goods sold	765,101	263,800	—	—	1,028,901
Gross profit (loss)	(39,767)	64,005	—	—	24,238
Other operating expenses – net	6,288	—	—	—	6,288
Selling, general and administrative expenses	35,229	10,646	—	—	45,875
Operating income (loss)	(81,284)	53,359	—	—	(27,925)
Interest expense – third party	(17,706)	—	—	—	(17,706)
Interest expense – affiliates	42,967	(42,967)	—	—	—
Interest income – third party	35	423	—	—	458
Net gain on forward and derivative contracts	16,151	—	—	—	16,151
Gain on bargain purchase	5,253	—	—	—	5,253
Loss on early extinguishment of debt	(3,272)	—	—	—	(3,272)
Other expense – net	(34)	(967)	—	—	(1,001)
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(37,890)	9,848	—	—	(28,042)
Income tax benefit (expense)	(5,099)	385	—	—	(4,714)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(42,989)	10,233	—	—	(32,756)
Equity in earnings (loss) of subsidiaries and joint ventures	(8,374)	2,118	(30,638)	39,012	2,118
Net income (loss)	$(51,363)	$12,351	$(30,638)	$39,012	$(30,638)
Other comprehensive income (loss) before income tax effect	$13,183	$(139)	$13,660	$(13,044)	$13,660
Income tax effect	(1,123)	25	(1,148)	1,098	(1,148)
Other comprehensive income (loss)	12,060	(114)	12,512	(11,946)	12,512
Comprehensive income (loss)	$(39,303)	$12,237	$(18,126)	$27,066	$(18,126)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Reclassifications and Eliminations	Consolidated
NET SALES:
Third-party customers	$391,100	$151,784	$—	$—	$542,884
Related parties	226,589	184,971	—	—	411,560
	617,689	336,755	—	—	954,444
Cost of goods sold	640,650	283,995	—	—	924,645
Gross profit (loss)	(22,961)	52,760	—	—	29,799
Other operating expense – net	14,926	—	—	—	14,926
Selling, general and administrative expenses	23,747	1,045	—	—	24,792
Operating income (loss)	(61,634)	51,715	—	—	(9,919)
Interest expense – third party	(17,966)	—	—	—	(17,966)
Interest expense – affiliates	48,108	(48,108)	—	—	—
Interest income – third party	19	305	—	—	324
Interest income – related parties	—	62	—	—	62
Net gain on forward and derivative contracts	(4,049)	—	—	—	(4,049)
Other income – net	750	7,365	—	—	8,115
Income (loss) before income taxes and equity in earnings (loss) of subsidiaries and joint ventures	(34,772)	11,339	—	—	(23,433)
Income tax benefit (expense)	279	(7,663)	—	—	(7,384)
Income (loss) before equity in earnings (loss) of subsidiaries and joint ventures	(34,493)	3,676	—	—	(30,817)
Equity in earnings (loss) of subsidiaries and joint ventures	(482)	2,116	(28,701)	29,183	2,116
Net income (loss)	$(34,975)	$5,792	$(28,701)	$29,183	$(28,701)
Other comprehensive income (loss) before income tax effect	$4,141	$(140)	$4,842	$(4,001)	$4,842
Income tax effect	(605)	26	(1,147)	579	(1,147)
Other comprehensive income (loss)	3,536	(114)	3,695	(3,422)	3,695
Comprehensive income (loss)	$(31,439)	$5,678	$(25,006)	$25,761	$(25,006)

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2013
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by (used in) operating activities	$54,782	$(12,324)	$—	$42,458
Investing activities:
Purchase of property, plant and equipment	(10,400)	(20,408)	(1,186)	(31,994)
Nordural expansion — Helguvik	—	(2,855)	—	(2,855)
Purchase of carbon anode assets and improvements	—	(8,519)	—	(8,519)
Purchase of Sebree smelter	—	—	(48,058)	(48,058)
Proceeds from sale of property, plant and equipment	10	505	—	515
Restricted and other cash deposits	(532)	(2,483)	—	(3,015)
Net cash used in investing activities	(10,922)	(33,760)	(49,244)	(93,926)
Financing activities:
Repayment of debt	—	—	(249,604)	(249,604)
Proceeds from issuance of debt	—	—	246,330	246,330
Borrowings under revolving credit facility	—	—	16,725	16,725
Debt issuance costs	—	—	(3,994)	(3,994)
Debt retirement costs	—	—	(1,208)	(1,208)
Intercompany transactions	(43,860)	434	43,426	—
Issuance of common stock — net	—	—	44	44
Net cash provided by (used in) financing activities	(43,860)	434	51,719	8,293
Change in cash and cash equivalents	—	(45,650)	2,475	(43,175)
Cash and cash equivalents, beginning of the period	—	110,016	73,960	183,976
Cash and cash equivalents, end of the period	$—	$64,366	$76,435	$140,801

CENTURY ALUMINUM COMPANY
Notes to the Consolidated Financial Statements (continued)
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2012
	Combined Guarantor Subsidiaries	Combined Non-Guarantor Subsidiaries	The Company	Consolidated
Net cash provided by operating activities	$11,824	$9,261	$—	$21,085
Investing activities:
Purchase of property, plant and equipment	(4,102)	(6,219)	(78)	(10,399)
Nordural expansion — Helguvik	—	(5,474)	—	(5,474)
Purchase of carbon anode assets and improvements	(14,185)	—	—	(14,185)
Investments in and advances to joint ventures	—	—	(275)	(275)
Dividends and payments received on advances to joint ventures	—	—	3,166	3,166
Proceeds from sale of property, plant and equipment	—	89	—	89
Net cash provided by (used in) investing activities	(18,287)	(11,604)	2,813	(27,078)
Financing activities:
Borrowings under revolving credit facility	—	—	18,076	18,076
Repayments under revolving credit facility	—	—	(18,076)	(18,076)
Intercompany transactions	6,463	(18,822)	12,359	—
Repurchase of common stock	—	—	(4,033)	(4,033)
Net cash provided by (used in) financing activities	6,463	(18,822)	8,326	(4,033)
Change in cash and cash equivalents	—	(21,165)	11,139	(10,026)
Cash and cash equivalents, beginning of the period	—	159,157	24,244	183,401
Cash and cash equivalents, end of the period	$—	$137,992	$35,383	$173,375

18.	Subsequent events

We have evaluated all subsequent events through the date the financial statements were issued.
Conditional WARN Notice issued to Sebree
On November 1, 2013, Century Sebree issued a conditional notice to employees at the Sebree smelter of its intent to curtail all plant operations on January 31, 2014 if Century Sebree cannot secure a competitively priced power contract. Century Sebree is continuing to work with its power provider and regulatory agencies to obtain access to market-priced power prior to the termination of its current power contract on January 31, 2014. The conditional notice was made pursuant to the federal Worker Adjustment and Retraining Notification Act ("WARN"). The WARN notice specifies that the plant will be curtailed unless Century Sebree can gain access to competitively priced power.

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

Forward-looking statements in this quarterly report and in our other SEC reports, for example, include statements about the following subjects, among other things:

•	Our business objectives, strategies and initiatives, the growth of our business (including with respect to production and production capacity) and our competitive position and prospects;

•	Our assessment of significant economic, financial, political and other factors and developments that may affect our results, including currency risks;

•	Our assessment of the aluminum market, aluminum prices, aluminum financing, inventories and warehousing arrangements and other similar matters;

•	Aluminum prices and their effect on our financial position and results of operations;

•
Future construction investment and development of our facility in Helguvik, Iceland and with respect to the Century Vlissingen project and our expansion project at Grundartangi, including our discussions regarding securing sufficient amounts of power, future capital expenditures, the costs of completion or cancellation, production capacity and sources of funding;

•	Our hedging and other strategies to mitigate risk and their potential effects;

•	Our curtailed operations, including the potential restart of curtailed operations at Ravenswood, and potential curtailment of other domestic assets;

•
Our procurement of electricity, alumina, carbon products and other raw materials and our assessment of pricing and other terms relating thereto including the potential benefits of the amended Santee Cooper Service Agreement and the potential benefits to be provided to Grundartangi and our planned Helguvik smelter from the purchase by Century Vlissingen of carbon anode production assets in the Netherlands;

•	Our ability to access the wholesale power market for Sebree at economical prices;

•
Estimates of our pension and other postemployment liabilities and future payments, deferred income tax assets and property plant and equipment impairment, environmental expenditures liabilities and other contingent liabilities and contractual commitments;

•	Our settlement agreement with the Pension Benefit Guaranty Corporation regarding our Ravenswood facility and future contributions to our defined benefit plans;

•	Our agreement for providing market priced power to the Hawesville facility;

•	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles;

•	Our anticipated tax liabilities, benefits or refunds including the realization of U.S. and certain foreign deferred tax assets;

•	Our assessment of the ultimate outcome of outstanding litigation, including litigation with our former Chief Executive Officer and related to environmental matters, and liabilities relating thereto;

•	Compliance with laws and regulations and the effect of future laws and regulations;

•	Our capital resources, projected financing sources and projected uses of capital; and

•	Our debt levels and intentions to incur or repay debt in the future, including the E.ON contingent obligation.
We believe the expectations reflected in our forward-looking statements are reasonable, based on information available to us on the date of this quarterly report. However, all forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements, including those discussed in Item 1A, "Risk Factors" of Part I of our 2012 Annual Report on Form 10-K and in Item 1A, "Risk Factors" of Part II in our subsequently filed quarterly reports on Form 10-Q, and we cannot guarantee our future performance or results of operations, and you should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. You are advised to consult any additional disclosures we make in our quarterly reports on Form 10-Q, annual report on Form 10-K and current reports on Form 8-K filed with the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Developments
Conditional WARN Notice issued to Sebree
On November 1, 2013, Century Sebree issued a conditional notice to employees at the Sebree smelter of its intent to curtail all plant operations on January 31, 2014 if Century Sebree cannot secure a competitively priced power contract. Century Sebree is continuing to work with its power provider and regulatory agencies to obtain access to market-priced power prior to the termination of its current power contract on January 31, 2014. The conditional notice was made pursuant to the federal Worker Adjustment and Retraining Notification Act. The WARN notice specifies that the plant will be curtailed unless Century Sebree can gain access to competitively priced power.
CAKY enters an agreement for market priced power for Hawesville
Effective August 20, 2013, CAKY began purchasing power for the Hawesville smelter under new agreements with Big Rivers and Kenergy Corp. Under the new arrangement, the power companies will purchase power on the open market and resell it to Hawesville at the market price plus transmission and other costs incurred by them. CAKY is also seeking approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. The definitive contracts with Big Rivers and Kenergy were approved by the KPSC on August 14, 2013. On September 11, 2013, a group of industrial customers in Kentucky filed a complaint appealing the KPSC’s order. We believe this appeal is without merit and that the points argued in the appeal were already rejected by the KPSC prior to the issuance of its order approving the new power supply arrangement at Hawesville. See Part II Item 1A - Risk Factors for a discussion of risks related to the Hawesville power agreement.
Withholding tax refund received

On November 1, 2013, we received a refund of approximately $21.7 million for withholding taxes we paid Iceland in the third quarter of 2012 and in the first quarter of 2013 related to intercompany dividend payments.
Century acquires the Sebree aluminum smelter
On June 1, 2013, Century Sebree acquired the Sebree aluminum smelter from a subsidiary of Rio Tinto Alcan, Inc ("RTA"). Sebree, located in Robards, Kentucky has an annual hot metal production capacity of 205,000 metric tons of primary aluminum and employs approximately 500 people.
The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid approximately $48 million as of September 30, 2013. The remaining portion of the purchase price will be paid following final determination of the applicable working capital adjustments, which will be determined based on the amount of working capital transferred to Century Sebree at closing versus a target working capital amount of $71 million. As part of the transaction, RTA retained all historical environmental liabilities of the Sebree smelter and has funded the pension plan assumed by Century at Sebree in accordance with the purchase agreement. See Part II Item 1A - Risk Factors for a discussion of risks related to the Sebree acquisition.
Revolving Credit Facility Amended

We and certain of our direct and indirect domestic subsidiaries and Wells Fargo Capital Finance, LLC, as lender and agent, and Credit Suisse AG and BNP Paribas, as lenders, entered into the Credit Facility, dated May 24, 2013, as amended, modifying the credit facility signed July 1, 2010. The Credit Facility extended the term through May 24, 2018 and provides for borrowings of up to $137.5 million in the aggregate, including up to $80 million under a letter of credit sub-facility.  Any letters of credit issued and outstanding under the Credit Facility reduce our borrowing availability on a dollar-for-dollar basis.

Century issues $250 million of 7.5% senior secured notes
On June 4, 2013, we issued $250 million 7.5% Notes. The notes have an interest rate of 7.5% per annum and were issued at a price equal to 98.532% of their face value. Century used the net proceeds from the sale of the notes and available cash on hand for the tender offer and redemption of our outstanding 8% Notes. See Note 10 Debt for additional information about the 8.0% Notes Tender Offer and Redemption.
Tender offer and redemption of 8.0% senior secured notes due 2014
On May 20, 2013, we commenced a cash tender offer for any and all of our 8.0% Notes. We received tenders and consents from holders of a majority of the principal amount of the 8.0% Notes in the tender offer.
On June 4, 2013, we elected to redeem the remaining outstanding 8.0% Notes at par, plus accrued and unpaid interest and transferred the necessary funds to our trustee to complete the redemption. See Note 10 Debt for additional information about the 8.0% Notes Tender Offer and Redemption.

Regulatory Approvals and Conditional WARN Notice at Hawesville
In connection with the new power agreements with Big Rivers, CAKY is seeking approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. CAKY could curtail all smelter operations if these approvals are not ultimately received.  In addition, CAKY has kept in place a conditional notice to the employees at the Hawesville smelter of its intent to curtail all plant operations if the remaining approvals are not received.  The conditional notice was made on April 16, 2013 pursuant to a WARN notice and has been extended through December 20, 2013.
Century Aluminum of West Virginia reaches agreement with PBGC for future pension contributions
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at our Ravenswood facility as a result of the curtailment of operations at the facility.  While we do not believe that a “cessation of operations” has occurred, we have reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans totaling approximately $17.4 million over the term of the agreement, which runs through 2016.  In April 2013, we made the first scheduled contribution pursuant to this agreement of $5.9 million. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.
Century signs lease for Chicago corporate headquarters
In February 2013, we signed a 10-year operating lease for office space for our corporate headquarters in Chicago, Illinois. We have completed our relocation to Chicago, but we expect to continue to incur relocation expenses through the end of the year.

Results of Operations
The following discussion reflects our historical results of operations.
Century’s financial highlights include:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net sales:
Third-party customers	$271,016	$170,023	$680,480	$542,884
Related parties	128,912	134,612	372,659	411,560
Total	$399,928	$304,635	$1,053,139	$954,444
Gross profit	$12,354	$3,250	$24,238	$29,799
Net loss	$(9,507)	$(12,023)	$(30,638)	$(28,701)
Loss per common share:
Basic and Diluted	$(0.11)	$(0.14)	$(0.35)	$(0.32)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Shipments – primary aluminum (metric tons):
Direct	140,120	95,747	339,876	283,665
Toll	72,677	67,684	207,967	200,561
Total	212,797	163,431	547,843	484,226

Net sales (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$399.9	$304.6	$95.3	31.3%
Nine months ended September 30,	$1,053.1	$954.4	$98.7	10.3%
Lower price realizations for our primary aluminum shipments in the three months ended September 30, 2013 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $7.6 million decrease in net sales. Higher shipment volumes had a $102.9 million positive impact on net sales. Direct shipments from our four operating smelters increased 44,373 metric tons in the three months ended September 30, 2013 compared to the same period in 2012, primarily due to the acquisition of the Sebree smelter on June 1, 2013. Toll shipments increased 4,993 metric tons relative to the same period last year.
Lower price realizations for our primary aluminum shipments in the nine months ended September 30, 2013 were due to lower LME prices for primary aluminum, which were partially offset by increased premiums. The lower price realizations resulted in a $38.7 million net sales decrease. Higher shipment volumes had a $137.4 million positive impact on net sales. Direct shipments from our four operating smelters increased 56,211 metric tons in the nine months ended September 30, 2013 compared to the same period in 2012, primarily due to the acquisition of the Sebree smelter on June 1, 2013. Toll shipments increased 7,406 metric tons relative to the same period last year.

Gross profit (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$12.4	$3.3	$9.1	275.8%
Nine months ended September 30,	$24.2	$29.8	$(5.6)	(18.8)%
During the three months ended September 30, 2013, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $2.7 million, with mix and volume factors decreasing gross profit by $12.4 million. In addition, we experienced $14.9 million in net cost decreases at our historically owned smelters, relative to the same period in 2012, comprised of: lower costs for materials, supplies and maintenance, $8.7 million; lower costs for power and natural gas costs at our U.S. smelters, $5.6 million; other cost decreases, $2.2 million; and increased depreciation, $1.6 million.
During the nine months ended September 30, 2013, lower price realizations, net of LME-based alumina cost and LME-based power cost, decreased gross profit by $17.1 million, with mix and volume factors decreasing gross profit by $6.3 million. In addition, we experienced $33.4 million in net cost decreases at our historically owned smelters, relative to the same period in 2012, comprised of: lower costs for materials, supplies and maintenance, $29.2 million; lower power and natural gas costs at our U.S. smelters, $7.2 million; offset by other cost increases, $0.7 million; and increased depreciation, $2.3 million.
As part of the valuation for the purchase of the Sebree facility, we recorded a $36.6 million estimated liability, subject to adjustment, for the power contract we assumed. The estimated liability was based on the difference between the forecasted contract rate and market power rates through the contract termination date in January 2014. This liability will be amortized over the period from June 1, 2013 through January 31, 2014 resulting in a credit to our depreciation and amortization expense. During the three and nine months ended September 30, 2013, the credit for the amortization of the power contract was $11.7 million and $14.5 million, respectively.
As of September 30, 2013, the market value of our inventory was below its cost basis, resulting in the recording of a lower of cost or market ("LCM") inventory reserve of $10.3 million, which was $5.8 million lower than the reserve recorded at June 30, 2013. This resulted in a credit to cost of goods sold for the three months ended September 30, 2013 of $5.8 million. As of September 30, 2012, the market value of our inventory exceeded its cost basis, resulting in the elimination of a LCM reserve, with a corresponding credit to cost of goods sold of $8.2 million for the three months ended September 30, 2012. This resulted in a quarter to quarter decrease in gross profit of $2.4 million.
As of September 30, 2013, the market value of our inventory was below its cost basis, resulting in the recording of a LCM reserve and a charge to cost of goods sold of $10.3 million for the nine months ended September 30, 2013. As of September 30, 2012, the market value of our inventory exceeded its cost basis, resulting in the elimination of a LCM reserve and a corresponding credit to cost of goods sold of $19.8 million for the nine months ended September 30, 2012. This resulted in a period to period decrease in gross profit of $30.1 million.

Other operating expenses – net (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$2.2	$7.4	$(5.2)	(70.3)%
Nine months ended September 30,	$6.3	$14.9	$(8.6)	(57.7)%
Other operating expenses – net is primarily related to items associated with Ravenswood. Charges at the facility have been relatively stable during the three and nine months ended September 30, 2013 and 2012, except during the third quarter of 2012, when we accrued for a legal liability that was ultimately settled in the second quarter of 2013 for an amount lower than the original accrual.

Selling, general and administrative expenses (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$14.4	$9.2	$5.2	56.5%
Nine months ended September 30,	$45.9	$24.8	$21.1	85.1%
During the three months ended September 30, 2013, relocation and severance expenses related to moving our headquarters to Chicago increased selling, general and administrative expenses by $1.8 million; litigation matters and accruals for our variable compensation program increased approximately $1.1 million. In addition, we have incurred $1.9 million in general and administrative expenses related to the integration of the Century Vlissingen anode facility into our business. We also incurred approximately $0.4 million in additional selling, general and administrative expenses associated with the newly acquired Sebree facility.
During the nine months ended September 30, 2013, relocation and severance expenses related to moving our headquarters to Chicago increased selling, general and administrative expenses by $6.1 million; litigation matters, accruals for our variable compensation program and other general expenses increased approximately $6.9 million. We also incurred approximately $0.7 million in additional selling, general and administrative expenses associated with the newly acquired Sebree facility. In addition, a $7.4 million increase in general and administrative expenses in 2013 related to the integration of the Century Vlissingen anode facility into our business. Upon the restart of Century Vlissingen operations, these costs will be included in cost of goods sold and not recorded in selling, general and administrative expenses.

Net gain (loss) on forward and derivative contracts (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$0.4	$(0.3)	$0.7	(233.3)%
Nine months ended September 30,	$16.2	$(4.0)	$20.2	(505.0)%
The net gain (loss) on forward and derivative contracts for the three and nine months ended September 30, 2013 was primarily the result of an increase in the fair value of a derivative embedded in the E.ON contingent liability. This change in fair value resulted in unrealized gains of $0.4 million and $16.4 million for the three and nine months ended September 30, 2013, respectively. The net loss on forward contracts for the three and nine months ended September 30, 2012 related primarily to marking-to-market and recording settlements on option contracts that were put in place to provide partial downside price protection for our domestic facilities. As of June 30, 2012, all of these option contracts were settled.

Gain on bargain purchase (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$—	$—	$—	N/A
Nine months ended September 30,	$5.3	$—	$5.3	N/A
On June 1, 2013, we acquired the Sebree smelter. The allocation of the purchase price to the assets acquired and liabilities assumed is based on the estimated fair values at the acquisition date. The purchase price allocation is preliminary and subject to change based on the finalization of the valuation of assets and liabilities. Based on the preliminary purchase price allocation, we recorded a gain on bargain purchase of $5.3 million. The gain on bargain purchase reflects the LME market and the market risk associated with the power agreement for the facility at June 1, 2013. See Note 2 Acquisition of Sebree aluminum smelter to the consolidated financial statements included herein for additional information.

Loss on early extinguishment of debt (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$—	$—	$—	N/A
Nine months ended September 30,	$(3.3)	$—	$(3.3)	N/A
As a result of the tender offer and redemption of the 8% Notes, we recorded charges of $3.3 million for loss on early extinguishment of debt. We determined the tender and redemption of the 8.0% Notes should be treated as an extinguishment of the debt and accordingly, we recorded a loss on early extinguishment of debt in the second quarter of 2013. The loss on early extinguishment of debt consisted of the write-off of deferred financing costs and the debt discount associated with the 8.0% Notes, as well as the tender premium paid as part of the 8.0% Notes Tender Offer. See Note 10 Debt to the consolidated financial statements included herein for additional information.

Other income (expense) – net (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$0.2	$7.6	$(7.4)	(97.4)%
Nine months ended September 30,	$(1.0)	$8.1	$(9.1)	(112.3)%
During the three and nine months ended September 30, 2012, Grundartangi received a $7.9 million settlement payment for the costs to repair a transformer damaged in transit, a related business interruption claim, interest and other fees associated with the claim. A significant portion of the remainder of other income (expense) – net relates to exchange rate gains and losses, the majority of which are items denominated in ISK.

Income tax expense (in millions)	2013	2012	$ Difference	% Difference
Three months ended September 30,	$(1.4)	$(1.2)	$(0.2)	16.7%
Nine months ended September 30,	$(4.7)	$(7.4)	$2.7	(36.5)%
Our 2013 and 2012 income tax expense was primarily driven by our earnings in Iceland, with some additional income tax expense due to U.S. state income taxes, partially offset by the release of a portion of our valuation allowance. In the nine months ended September 30, 2013, as a result of the recently completed audit by the Internal Revenue Service, we reduced our interest receivable by approximately $1.0 million with a charge to income tax expense in the current period.
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
Our consolidated cash and cash equivalents balance at September 30, 2013 was approximately $141 million compared to approximately $184 million at December 31, 2012. In May 2013, we entered into the Amended and Restated Loan and Security Agreement which extended the term of our Credit Facility through May 24, 2018 and provides for borrowings of up to $137.5 million in the aggregate, including up to $80 million under a letter of credit sub-facility.  As of September 30, 2013, our Credit Facility had approximately $16.7 million outstanding borrowings and approximately $44.3 million of net availability. We have approximately $70.5 million of letters of credit outstanding under our Credit Facility. Future curtailments of domestic production capacity would reduce domestic accounts receivable and inventory, which comprise the borrowing base of our Credit Facility, and would result in a corresponding reduction in availability under the Credit Facility. The acquisition of the Sebree smelter increased domestic accounts receivable and inventory and resulted in a corresponding increase in availability under the Credit Facility.

In August 2014, our 7.5% senior unsecured notes payable will reach maturity and we will make a $2.6 million repayment to retire these notes.
In December 2012, February 2013, March 2013 and April 2013, Nordural ehf participated in the 50/50 ISK Auctions (the “Auctions”) sponsored by the Central Bank of Iceland (“CBI”) and may participate in future auctions. The Auctions allow authorized investors to exchange foreign currency for ISK with 50% exchanged at the official rate set by the CBI and 50% exchanged at the auction rate. The ISK received in the Auctions must be invested in Iceland for a minimum of five years.
We may be required to make installment payments for the E.ON contingent obligation in the future. These payments are contingent based on the LME price of primary aluminum and the level of Hawesville’s operations. Based on the LME forward market at September 30, 2013 and management’s estimate of the LME forward market beyond the quoted market period, we reached a determination that we will not be required to make payments on the E.ON contingent obligation during the term of the agreement through 2028. See Note 5 Derivative and hedging instruments and Note 10 Debt to the consolidated financial statements included herein for additional information.
In August 2011, our Board of Directors approved a $60 million stock repurchase program. Through September 30, 2013, we had expended approximately $50 million under the program. At September 30, 2013, we had approximately $10 million remaining under the repurchase program authorization. The repurchase program may be suspended or discontinued at any time.
In April 2013, we entered into a settlement agreement with the PBGC regarding an alleged “cessation of operations” at our Ravenswood facility as a result of the curtailment of operations at the facility.  While we do not believe that a “cessation of operations” has occurred, we have reached an agreement with the PBGC to resolve the matter.  Pursuant to the terms of the agreement, we will make additional contributions (above any minimum required contributions) to our defined benefit pension plans over the term of the agreement, which runs through 2016.  Through October 2013, we made contributions pursuant to this agreement of $5.9 million. We expect to make additional annual contributions through 2016 totaling approximately $11.5 million. Under certain circumstances, in periods of low primary aluminum prices relative to our operations, we may defer one or more of these payments, but we would be required to provide the PBGC with acceptable security for any deferred payments.
Based on current actuarial and other assumptions, we have made the minimum required contributions to the qualified defined benefit plans we sponsor of approximately $2.7 million during 2013 in addition to the contributions required pursuant to the PBGC settlement. In the nine months ended September 30, 2013, we have made contributions to these plans of $8.6 million. We may choose to make additional contributions to these plans from time to time at our discretion.
Under an agreement with the Government of Iceland, Nordural Grundartangi ehf agreed to prepay taxes during 2012, 2011 and 2010 as an advance levy of income taxes and other governmental taxes for the period of 2013 through 2018.  The amount of prepaid taxes paid through December 31, 2012 was approximately $9.6 million.  The prepaid taxes will offset taxes otherwise payable in equal installments over the period 2013 through 2018. In 2013, approximately $1.6 million of the prepaid taxes will be used to offset income taxes due. Through September 30, 2013, we made estimated net income tax payments in Iceland of approximately $8.6 million.
We paid approximately $13.1 million in withholding taxes for intercompany dividend payments in Iceland in the third quarter of 2012 and approximately $8.3 million in first quarter of 2013. On November 1, 2013, we received a refund of the withholding taxes of approximately $21.7 million. In addition, we paid Iceland approximately $9.8 million in withholding taxes in the third quarter of 2013, which we expect will be refunded in 2014. The withholding taxes and associated refunds are payable in ISK and we are subject to foreign currency risk associated with fluctuations in the value of the U.S. dollar as compared the ISK.
In May 2013, we received a US federal income tax refund of $5.0 million upon the notification from the Internal Revenue Service that it had finalized the review of our federal income tax returns for the tax years 2008, 2009, and 2010 and refund years of 2004, 2005, 2006, and 2007.

In June 2012, Nordural Grundartangi entered into a new supplemental power contract with Landsvirkjun. The supplemental power contract, which will expire in October 2029 (or upon the occurrence of certain earlier events), will provide Nordural Grundartangi with supplemental power, as Nordural Grundartangi may request from time to time, at LME-based variable rates. Nordural Grundartangi has agreed to make certain prepayments to Landsvirkjun for power expected to be used at a later date in connection with the contract, which will reduce the price paid for power at the time of consumption. As of September 30, 2013, these power prepayments totaled approximately $2.0 million. We expect the amount of the prepayment to continue to grow slowly and we do not expect to realize the benefits from the prepayments in the near term.
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
Capital expenditures for the nine months ended September 30, 2013 were $43.4 million, of which $2.9 million was related to the Helguvik project and $8.5 million was related to the Century Vlissingen restart. The balance principally related to an expansion project at Grundartangi that is expected to increase production capacity by approximately 40,000 mtpy over the next four years. The remaining amounts are related to upgrading production equipment, improving facilities and complying with environmental requirements. We believe capital spending in 2013, excluding the activity on the Century Vlissingen and Helguvik projects, will be approximately $40 to $45 million.
On June 1, 2013, we acquired the Sebree aluminum smelter from a subsidiary of RTA. The purchase price for the acquisition was $61 million (subject to customary working capital adjustments), of which we have paid approximately $48 million as of September 30, 2013. The remaining portion of the purchase price will be paid following final determination of the applicable working capital adjustments, which will be determined based on the amount of working capital transferred to Century Sebree at closing versus a target working capital amount of $71 million. The transaction was funded with the available cash on hand. See Note 2 Acquisition of Sebree aluminum smelter in the consolidated financial statements contained herein for additional information.
In order to restart the first 75,000 metric tons of annual anode capacity at Century Vlissingen, we intend to make approximately $30 to $35 million in capital expenditures in 2013. Through September 30, 2013, we have spent approximately $8.5 million on this project. We expect the first 75,000 metric tons of capacity will be restarted in late 2013 and will provide an anode supply to Grundartangi to replace third-party anode supply contracts terminated in 2013. Following the restart of the first 75,000 metric tons, we currently intend to make approximately $13 million in additional expenditures at some point during the following three years in order to restart an additional 75,000 metric tons of capacity.
We have made and continue to make capital expenditures for the construction and development of our Helguvik project. We have substantial future contractual commitments for the Helguvik project. If we were to cancel the Helguvik project, we estimate that our exposure to contract cancellation costs would be approximately $20 million. We are continuing to negotiate with the power suppliers to the project, among other things, to remove all the remaining conditions to their obligations to supply contracted power. The timing of the power availability together with other factors will determine the timing of resumption of major construction activity at Helguvik. We expect that capital expenditures for this project will be approximately $1 million per quarter until the restart of major construction activities. We cannot, at this time, predict when the restart of major construction activity will occur.

Historical
Our statements of cash flows for the nine months ended September 30, 2013 and 2012 are summarized below:

	Nine months ended September 30,
	2013	2012
	(dollars in thousands)
Net cash provided by operating activities	$42,458	$21,085
Net cash used in investing activities	(93,926)	(27,078)
Net cash provided by (used in) financing activities	8,293	(4,033)
Change in cash and cash equivalents	$(43,175)	$(10,026)
Net cash provided by operating activities in the nine months ended September 30, 2013 was $42.5 million compared to net cash provided by operating activities of $21.1 million in the first nine months of 2012. The increase in cash from operations in 2013 was due to improved conversion cost performance primarily due to lower power and carbon costs, approximately $11 million less in income tax and withholding tax payments and an approximately $20 million increase in cash from working capital in the nine months ended September 30, 2013 compared to 2012, which were partially offset by the impact of lower LME prices.
Our net cash used in investing activities for the first nine months of 2013 was $93.9 million compared to $27.1 million in the nine months ended September 30, 2012. The increase in cash used was primarily due to payments for the purchase of the Sebree smelter in 2013 of $48.1 million and higher capital expenditures for the Grundartangi expansion project and Vlissingen restart project. We continue to make capital expenditures for the restart of our carbon anode assets and in the nine months ended September 30, 2013, we expended $8.5 million on the Vlissingen project. In addition, restricted cash deposits increased $3.0 million for the nine months ended September 30, 2013 primarily due to certain vendor payments associated with the Vlissingen project. We purchased carbon anode assets and made additional improvements totaling $14.2 million in the nine months ended September 30, 2012.
Our net cash provided by financing activities for the nine months ended September 30, 2013 was $8.3 million, which was primarily related to borrowings under the revolving credit facility of $16.7 million, offset by the net costs associated with the extinguishment of our 8.0% Notes and the issuance of our 7.5% Notes. Our net cash used in financing activities for the nine months ended September 30, 2012 was $4.0 million for the repurchase of our common stock.
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
Apart from the Glencore Metal Agreement, the Glencore Sweep Agreement, the Glencore Nordural Metal Agreement, the Southwire Metal Agreement and the RTA Metal Agreement, we had the following forward delivery contractual commitments:

Other forward delivery contracts

	September 30, 2013	December 31, 2012
	(in metric tons)
Other forward delivery contracts – total	32,994	88,827
Other forward delivery contracts – Glencore	1,775	1,811
We had no outstanding primary aluminum forward financial sales contracts at September 30, 2013. We had no fixed price forward financial contracts to purchase aluminum at September 30, 2013.
Market based power purchases
The Kentucky Public Service Commission approved a new power supply agreement with Kenergy and Big Rivers for providing market priced power to the Hawesville smelter, effective August 20, 2013. Under the arrangement, the power companies purchase power on the open market and pass it through to Hawesville at the market price plus transmission and other costs incurred by them. We are exposed to market price risk due to fluctuations in price of power purchased from these companies. Power represents our single largest operating cost, so increases in the price and/or availability of market power could significantly impact the profitability of our Hawesville operations. In addition, indirect factors that lead to power cost increases, such as the increasing prices for natural gas or coal, fluctuations in or extremes in weather patterns, new or more stringent environmental regulations, or problems associated with power transmission, grid stability or energy import capability may severely impact our financial condition, results of operations and liquidity.
Based on the current usage, every $1 per megawatt hour increase in market power prices will increase our costs at Hawesville approximately $4.2 million annually.
While we currently have not entered into any forward contracts to mitigate the price risk associated with our open market power purchases, we may manage our exposure by entering into certain forward contracts or option contracts in future periods.
Foreign currency
We are exposed to foreign currency risk due to fluctuations in the value of the U.S. dollar as compared to the ISK, euro, the Chinese yuan and other currencies.  Grundartangi’s labor costs, part of its maintenance costs and other local services are denominated in ISK and a portion of its anode costs are denominated in euros and Chinese yuan.  We have deposits denominated in ISK in Icelandic banks, in addition, our tax payments in Iceland for withholding taxes on intercompany dividends and estimated payments of Icelandic income taxes and any associated refunds are denominated in ISK. As a result, an increase or decrease in the value of those currencies relative to the U.S. dollar would affect Grundartangi’s operating margins. We expect to incur capital expenditures for capital investments in Century Vlissingen in the Netherlands over the next three years. In addition, Century Vlissingen's labor costs, maintenance costs and other local services will be denominated in euros. We expect to incur capital expenditures for the construction of the Helguvik project, although we continue to evaluate the Helguvik project’s cost, scope and schedule.  A significant portion of the capital expenditures for the Helguvik project are forecasted to be denominated in currencies other than the U.S. dollar, with significant portions in ISK, euros and Swiss francs.
We may manage our exposure by entering into foreign currency forward contracts or option contracts for forecasted transactions and projected cash flows for foreign currencies in future periods. As of September 30, 2013, we had no foreign currency forward contracts outstanding.

Natural Economic Hedges
The following estimate of our exposure to the commodity price of aluminum is necessarily limited, as it does not take into consideration our inventory or forward delivery contracts, or the offsetting impact on the sales price of primary aluminum products. Our alumina contracts are indexed to the LME price for primary aluminum and provide a natural hedge for approximately 16% of our production. As of September 30, 2013, approximately 34% of our production for 2013 was hedged by our LME-based alumina contracts and by Grundartangi’s electrical power and tolling contracts.
Risk Management
Our metals, power, foreign currency and natural gas risk management activities are subject to the control and direction of senior management within guidelines established by Century’s Board of Directors. These activities are regularly reported to Century’s Board of Directors.

Item 4. Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (our principal financial officer), of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our management, including the Chief Executive Officer (our principal financial officer), has concluded that our disclosure controls and procedures were effective as of September 30, 2013.
b. Changes in Internal Controls over Financial Reporting
During the three months ended September 30, 2013, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. On June 1, 2013, we acquired the Sebree smelter and we are currently in the process of extending our internal controls over financial reporting to Sebree's operations.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.
In addition to the matters discussed below, we may from time to time be involved in claims, proceedings and litigation arising from our business and property ownership. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, results of operations or liquidity.
We have been named as a defendant in a lawsuit filed by our former Chief Executive Officer, Logan Kruger, alleging breach of contract.  The lawsuit alleges that Century anticipatorily breached the employment and severance protection agreements between Century and Mr. Kruger and that Century is obligated to make various severance payments in excess of $20 million to Mr. Kruger under such agreements.  In addition, the complaint seeks unspecified damages, including costs and attorneys’ fees. The trial court has transferred the matter to an arbitration panel for resolution. We believe these claims are without merit and intend to defend ourselves against them. The arbitration hearing was held in the third quarter of 2013, and we expect a ruling in the arbitration in late 2013 or the first quarter of 2014.
In April 2013, our subsidiary Nordural Grundartangi received a ruling in an arbitration case involving two of its power suppliers, HS Orka and Orkuveita Reykjavikur. Under the arbitration award, Nordural Grundartangi is restricted from reducing power under its existing power contracts with HS Orka and Orkuveita Reykjavikur in order to take power under a separate power contract with Orkuveita Reykjavikur originally intended to be used at Helguvik. Nordural Grundartangi remains entitled to take power under the Orkuveita Reykjavikur Helguvik contract to the extent that its power needs exceed the amount of power provided under its existing power contracts. As part of the award, the tribunal awarded HS Orka damages and Nordural Grundartangi paid $1.5 million to HS Orka in full satisfaction of such award. The tribunal ordered each party to pay its own legal fees and costs. While no damages were awarded to Orkuveita Reykjavikur as part of the arbitration, Orkuveita Reykjavikur has subsequently alleged damages against Nordural Grundartangi.  We intend to defend ourselves against these claims.   The matter is in a preliminary stage, and we cannot estimate a range of possible losses related to this matter at this time. Regardless of the final outcome, we do not expect that the ultimate costs to resolve this action will have a material adverse effect on our financial condition, results of operations or liquidity.
For further information regarding legal proceedings pending against us as of September 30, 2013, refer to Note 11 Commitments and contingencies to the consolidated financial statements included herein.

Item 1A. Risk Factors.
Other than below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our 2012 Annual Report on Form 10-K for the fiscal year ended December 31, 2012. You should carefully consider the risk factors set forth below and those contained in our Annual Report on Form 10-K and the other information set forth elsewhere in this Quarterly Report on Form 10-Q. You should be aware that these risk factors and other information may not describe every risk facing Century. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

New LME warehousing rules could cause metal premiums to decrease.
The LME has announced new rules that would require LME warehouses, under certain conditions, to deliver out more aluminum than they take in. These new rules could cause an increase in the supply of aluminum to enter the physical market and may cause local delivery premiums and LME aluminum prices to fall. Declines in aluminum prices and local delivery premiums reduce our earnings and cash flows. Future downturns in aluminum prices may significantly reduce the amount of cash available to meet our obligations and fund our long-term business strategies and could have a material adverse effect on our business, financial condition, results of operations and liquidity.

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

•
Sebree has issued a 12-month notice to terminate its power contract with Kenergy (the same power provider as our Hawesville facility), effective January 31, 2014.  If we are unable to make alternative favorable power arrangements for the facility, then the Sebree smelter will be curtailed.

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

If we are unable to successfully finalize the new power arrangement at our Hawesville smelter or negotiate better power pricing at our Sebree smelter, we will curtail these facilities.
Pursuant to the termination notice issued in August 2012, the Hawesville Power Agreement terminated on August 20, 2013.  Effective August 20, 2013, the KPSC approved a new power supply agreement with Kenergy and Big Rivers that allows the power companies to purchase power on the open market and pass it through to Hawesville at the market price plus additional costs incurred by them; however, there are still significant regulatory and transmission issues that remain unresolved with respect to this new power supply agreement. In addition, a group of Kentucky industrial customers subsequently filed an appeal to the KPSC order approving the new power supply arrangement at Hawesville. If we are unable to successfully resolve the appeal or the regulatory and transmission issues, then the Hawesville smelter will have to be curtailed.
In January 2013, Sebree issued a 12-month notice to terminate the Sebree Power Agreement with Kenergy. Pursuant to the termination notice, the Sebree Power Agreement will terminate on January 31, 2014. Under current economic conditions, we have determined that the Sebree smelter is not economically viable with its power rates and that we must obtain better power pricing to maintain its viability. Upon termination of the Sebree Power Agreement, Century is required to make alternative power arrangements or curtail activity at the plant. Our ability to enter into alternative power arrangements is limited by Kentucky state law.
We intend to seek a market-based power contract for Sebree similar to the agreement we reached for Hawesville, but no assurance can be given that we will be able to obtain one.  If a new power arrangement for Sebree is not reached and approved prior to January 31, 2014, the Sebree plant will have to be curtailed. A curtailment of either the Hawesville or Sebree plants (or both of them) would impose various costs on us that could have a material adverse effect on our business, financial condition, results of operations and liquidity.

In addition, uncertainty regarding the future operation of these smelters may damage our relationships with our customers, suppliers, employees and other stakeholders, whether or not these smelters are ultimately curtailed. For example, on April 16, 2013 we issued a conditional WARN notice to our employees in Hawesville that has been extended through December 20, 2013 and we gave notice to terminate the supply contract with Hawesville's largest customer, in each case given the potential plant closure. We also issued a conditional WARN notice on November 1, 2013 to our employees at the Sebree plant. We may also need to take actions to terminate other customer and supply contracts or curtail individual potlines well in advance of any plant closure. Customers and suppliers may also become unwilling to renew existing contracts or enter into new contracts with us. It may also become more difficult to attract and retain employees. Such actions and events could have a material adverse effect on our business, financial condition, results of operations and liquidity.

Increases in electricity costs adversely affect our business.

Electricity represents our single largest operating cost. As a result, the availability of electricity at economic prices is critical to the profitability of our operations. Portions of the contracted cost of the electricity supplied to Mt. Holly and all of Sebree’s electricity costs vary with the supplier’s costs. An increase in these costs would increase the price these facilities pay for electricity. Costs under the Sebree electricity contract have substantially increased in recent years with rising fuel prices and other factors. As these contracts have take-or-pay type provisions, the financial position, results of operations and cash flows of Sebree and Mt. Holly may be adversely affected by the price for electric power even if we curtail unprofitable production capacity. Significant increases in electricity costs at any of our operations may have a material adverse effect on our business, financial condition, results of operations and liquidity. While natural gas based power facilities may provide lower priced alternatives to coal based power facilities, we may be unable to take advantage of such lower costs due to our existing power contracts. We have finalized a new market-based electricity contract for Hawesville subject to further approval from applicable regional transmission organizations and regulatory bodies regarding grid stability and energy import capability. We are seeking a similar market-based electricity contract for Sebree. The power contract at our Mt. Holly facility is primarily market-based. While we believe market-based electricity contracts currently yield prices lower than the prices we would otherwise pay, they expose us to market fluctuations. Electricity and energy prices have fluctuated significantly in recent years, without any direct relationship to the price of aluminum, and could adversely affect our results in future periods. Market fluctuations that lead to increased electricity and energy prices could have a material adverse effect on our business, financial conditions, results of operations and liquidity.

Item 5. Other Information.
Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), effective August 10, 2012, added a new subsection (r) to Section 13 of the Exchange Act, which requires issuers that file periodic reports with the SEC to disclose in their annual and quarterly reports whether, during the reporting period, they or any of their “affiliates” (as defined in Rule 12b-2 under the Exchange Act) have knowingly engaged in specified activities or transactions relating to Iran, including activities not prohibited by U.S. law and conducted outside the U.S. by non-U.S. affiliates in compliance with applicable laws. Issuers must also file a notice with the SEC if any disclosable activities under ITRA have been included in an annual or quarterly report.
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

During the third quarter of 2013, non-U.S. affiliates of the largest stockholder of the Company (“non-U.S. Stockholder Affiliates”) entered into sales transactions which involved metal purchased in previous years from Iranian entities wholly or majority owned by the GOI. All transactions were conducted in compliance with applicable sanction laws and, where required, with the necessary prior approvals by the relevant governmental authorities.

The gross revenue of the non-U.S Stockholder Affiliates related to these transactions did not exceed the value of $1.4 million for the third quarter of 2013 ending September 30, 2013. The non-U.S. Stockholder Affiliates do not allocate net profit on a country-by-country or activity-by-activity basis, but estimate that the net profit attributable to the transactions with the GOI would not exceed a small fraction of the gross revenue from such transactions. It is not possible to determine accurately the precise net profit attributable to these transactions.

These transactions disclosed above do not violate applicable sanctions laws administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, and are not the subject of any enforcement action under Iran sanction laws.

In accordance with applicable U.S. and foreign sanctions laws, the non-U.S. Stockholder Affiliates expect to continue to engage in similar activities in the future.

Century and its global subsidiaries had no transactions or activities requiring disclosure under ITRA, nor were we involved in the transactions described in this section. As of the date of this report, the Company is not aware of any other activity, transaction or dealing by it or any of its affiliates during the third quarter of 2013 ending September 30, 2013 that requires disclosure in this report under Section 13(r) of the Exchange Act.

Item 6. Exhibits.

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

Century Aluminum Company

Date:	November 8, 2013	By:	/s/ MICHAEL A. BLESS
Michael A. Bless
President and Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)

Exhibit Index

Exhibit Number	Description of Exhibit	Incorporated by Reference			Filed Herewith
		Form	File No.	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certifications of the Chief Executive Officer and Principal Financial Officer				X
32.1*	Section 1350 Certifications				X
101.INS**	XBRL Instance Document				X
101.SCH**	XBRL Taxonomy Extension Schema				X
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase				X
101.DEF**	XBRL Taxonomy Extension Definition Linkbase				X
101.LAB**	XBRL Taxonomy Extension Label Linkbase				X
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase				X

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